Form 10-Q
period 2002-03-31
MACROPORE INC
filed 2002-05-15
CIK 1095981

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number 0-32501

MacroPore, Inc.
(Exact name of registrant as specified in its charter.)

Delaware (State or other jurisdiction of incorporation or organization)	330-827-593 (I.R.S. Employer Identification No.)
6740 Top Gun Street San Diego, California (Address of principal executive offices)	92121 (Zip code)

Registrant's telephone number, including area code: (858) 458-0900

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of April 22, 2002, there were 15,106,623 shares of MacroPore's common stock outstanding.

MACROPORE, INC.

INDEX

			Page
PART I	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Review Report of Arthur Andersen LLP, Independent Public Accountants	1
		Condensed Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	2
		Condensed Statements of Operations and Comprehensive Income for the three months ended March 31, 2002 and 2001 (unaudited)	3
		Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	4
		Notes to Condensed Financial Statements (unaudited)	5
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3.	Quantitative and Qualitative Disclosures about Market Risks	17
PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings	18
	Item 6.	Exhibits and Reports on Form 8-K	18

i

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

Review Report of Independent Public Accountants

To MacroPore, Inc.:

        We have reviewed the accompanying condensed balance sheet of MacroPore, Inc. (a Delaware corporation) as of March 31, 2002, and the related condensed statements of operations and comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented separately herein), and in our report dated February 15, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/ Arthur Andersen LLP

San Diego, California
April 22, 2002

MACROPORE, INC.

CONDENSED BALANCE SHEETS

	As of March 31, 2002	As of December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,568,000	$2,700,000
Short-term investments, available for sale	26,608,000	31,251,000
Accounts receivable, related party, net of allowance for bad debts of $35,000	282,000	463,000
Inventories	1,942,000	1,685,000
Other current assets	792,000	851,000

Total current assets	33,192,000	36,950,000
Property and equipment, net	5,191,000	5,171,000
Long-term notes receivable, related party	480,000	—
Other assets	909,000	1,022,000

Total assets	$39,772,000	$43,143,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,214,000	$1,155,000
Current portion of capital lease obligations	119,000	121,000
Current portion of long-term obligations	564,000	555,000

Total current liabilities	1,897,000	1,831,000
Deferred revenue, related party	825,000	900,000
Capital lease obligations, less current portion	108,000	135,000
Long-term obligations, less current portion	1,694,000	1,791,000

Total liabilities	4,524,000	4,657,000
Stockholders' equity:
Preferred stock; $0.001 par value; 5,000,000 authorized; -0- shares issued and outstanding in 2002 and 2001	—	—
Common stock; $0.001 par value; 95,000,000 shares authorized; 15,106,623 issued and outstanding in 2002 and 2001	15,000	15,000
Additional paid-in capital	68,588,000	68,402,000
Unearned compensation	(1,818,000)	(2,105,000)
Accumulated deficit	(30,033,000)	(27,099,000)
Treasury stock, at cost; 512,650 and 356,120 shares in 2002 and 2001, respectively	(1,553,000)	(1,077,000)
Other accumulated comprehensive income	49,000	350,000

Total stockholders' equity	35,248,000	38,486,000

Total liabilities and stockholders' equity	$39,772,000	$43,143,000

See notes to condensed financial statements

MACROPORE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2002	2001
Revenues:
Sales to related party	$1,097,000	$1,999,000
Sales to distributors	13,000	30,000

	1,110,000	2,029,000
Cost of revenues:
Cost of revenues including stock based compensation expense of $4,000 and $5,000 for the three months ended March 31, 2002 and 2001, respectively	550,000	670,000

Gross profit	560,000	1,359,000
Operating expenses:
Research and development, net of stock based compensation expense of $135,000 and $30,000 for the three months ended March 31, 2002 and 2001, respectively	1,485,000	1,184,000
Sales and marketing, net of stock based compensation expense of $33,000 and ($52,000) for the three months ended March 31, 2002, and 2001, respectively	671,000	1,012,000
General and administrative, net of stock based compensation expense of $301,000 and $160,000 for the three months ended March 31, 2002 and 2001, respectively	1,113,000	927,000
Stock based compensation (excluding cost of revenues stock based compensation)	469,000	138,000

Total operating expenses	3,738,000	3,261,000

Other income (expense):
Interest income	374,000	718,000
Interest and other expense	(74,000)	(30,000)
Equity loss in investment	(56,000)	—

Net loss	(2,934,000)	(1,214,000)

Other comprehensive income (loss):
Unrealized holding gains arising during period	49,000	153,000

Comprehensive loss	$(2,885,000)	$(1,061,000)

Basic and diluted net loss per share	$(0.20)	$(.08)

Shares used in calculating basic and diluted net loss per share	14,994,568	14,917,376

See notes to condensed financial statements

MACROPORE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(2,934,000)	$(1,214,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	353,000	226,000
Stock based compensation	473,000	143,000
Interest income, related party	(2,000)	—
Equity loss in investment	56,000	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable, related party	181,000	(503,000)
Inventories	(257,000)	(534,000)
Other current assets	59,000	(137,000)
Other assets	57,000	100,000
Accounts payable and accrued expenses	59,000	90,000
Deferred revenue, related party	(75,000)	(75,000)

Net cash used in operating activities	(2,030,000)	(1,904,000)
Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	21,291,000	29,876,000
Purchases of short-term investments	(16,949,000)	(26,953,000)
Purchases of property and equipment	(373,000)	(1,192,000)
Long-term notes receivable, related party	(478,000)	—

Net cash provided by investing activities	3,491,000	1,731,000

Cash flows from financing activities:
Principal payments on capital leases	(29,000)	(28,000)
Principal payments on long-term obligations	(88,000)	—
Proceeds from sale of Common Stock	—	21,000
Purchase of treasury stock	(476,000)	—

Net cash used in financing activities	(593,000)	(7,000)

Net increase (decrease) in cash	868,000	(180,000)
Cash and cash equivalents at beginning of period	2,700,000	7,476,000

Cash and cash equivalents at end of period	$3,568,000	$7,296,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$63,000	$14,000
Taxes	800	800
Supplemental schedule of non-cash operating, investing, and financing activities:
Non-cash stock based compensation	$473,000	$143,000

See notes to condensed financial statements

MACROPORE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2002

(Unaudited)

1.    Basis of presentation

        The accompanying unaudited financial statements for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of MacroPore, Inc. ("MacroPore" or the "Company") have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements for the year ended December 31, 2001 and footnotes thereto which were included in the Company's report on Form 10-K, dated March 22, 2002.

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

3.    Short-Term Investments

        Investments are accounted for in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that the Company determine the appropriate classification of investments at the time of purchase based on management's intent. Held to maturity investments are recorded at amortized cost as management has the positive intention and ability to hold such investments to maturity. Any premiums or discounts are amortized to income over the term of the investment using a method, which approximates the interest method. Available-for-sale investments are stated at fair value, with net unrealized gains or losses, if any, net of tax, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, interest income and dividends are included in interest income in the accompanying statements of operations and comprehensive income.

        Management reviews the carrying values of its investments and writes down such investments to estimated fair value by a charge to operations when such review results in management's determination that an investment's impairment is considered to be other than temporary. The cost of securities sold is based on the specific identification method.

4.    Inventories

        Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out (FIFO) method, or market. The Company periodically evaluates its on-hand stock and makes appropriate provision for any stock deemed excess or obsolete.

5.    Long-Lived Assets

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

6.    Revenue Recognition

        The Company sells its products to distributors. The Company has agreements with its distributors that title and risk of loss pass to the distributor upon shipment of the products. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor. Revenue is recognized upon shipment of products to distributors following receipt and acceptance of a distributor's purchase order.

        Revenue from license agreements is recognized ratably over the term of the agreement, provided no significant obligations remain.

        Substantially all of the Company's revenues are from Medtronic, a shareholder of the Company.

7.    Stock Based Compensation

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, the Company accounts for its stock based compensation plan under the provisions of Accounting Principle Board (APB) No. 25, "Accounting for Stock Issued to Employees" under which compensation cost is measured by the excess, if any, of the fair market value of the Company's common stock at the date of grant over the exercise price of the option. Compensation cost is amortized using the straight-line method over the related vesting periods. Accrued compensation costs for awards that are forfeited are reversed against compensation expense in the period of forfeiture. Stock based awards issued to non-employees are accounted for using a fair value method and are remeasured to estimated fair value at each period end until the earlier of the date that performance by the counterparty is complete or the awards are fully vested.

        In February 2002 the Company issued 50,000 fully vested stock options to non-employees for consulting services rendered. The fair value of the grants was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 0.0%, risk-free interest rate ranging from 3.87% to 4.03%, expected volatility of 108.0% and expected life of 4 years. As a result, the Company recorded stock based compensation expense of $109,000 in the three months ended March 31, 2002.

        In March 2002 an officer of the Company retired and upon retirement, the Company accelerated vesting and modified the exercise period of certain stock options. These options were remeasured using the fair market value of the Company's common stock at the date of modification over the exercise price or previously remeasured price of the stock options. The remeasurement resulted in additional $58,000 of stock based compensation expense, and $34,000 of unearned compensation cost being accelerated and charged to stock based compensation expense in the three months ended March 31, 2002.

8.    Segment Information

        The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company believes that all of its material operations are managed under the medical device industry, with similar purpose, production processes, markets, and regulatory requirements, and it currently reports as a single industry segment.

9.    Earnings (Loss) Per Share

        The Company computes earnings (loss) per share based on the provision of SFAS No. 128 "Earnings Per Share." Basic per share data is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average shares exclude shares of unvested common stock subject to repurchase by the Company. Diluted per share data is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. No common share equivalents were included for the periods presented as their effect would be anti-dilutive.

10.    Reclassification

        Certain amounts reported in the Company's Statement of Operations and Comprehensive Income for the three months ended March 31, 2001 have been reclassified to conform to the presentation for the three months ended March 31, 2002.

11.    Composition of Certain Financial Statement Captions

  Inventories

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$907,000	$959,000
Finished goods	1,035,000	726,000

	$1,942,000	$1,685,000

  Accounts Payable and Accrued Expenses

	March 31, 2002	December 31, 2001
	(Unaudited)
Accounts payable	$262,000	$294,000
Accrued bonus	504,000	398,000
Accrued vacation	183,000	244,000
Accrued expenses	265,000	219,000

	$1,214,000	$1,155,000

12.    Long-Term Notes Receivable, Related Party

        On February 26, 2002, the Company extended loans to two of its directors, who also serve as officers, in the aggregate amount of $478,000, for the purchase of shares of the Company's common stock from another of the Company's stockholders. The loans carry an annual interest rate of 5.75%, subject to adjustment once a year on the anniversary of the issuance date of the loan based on prime plus one percent. The loans are secured by a pledge of all of the stock purchased with the proceeds of the loan, are full recourse and mature in February 2005.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This report contains certain statements that may be deemed 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to, risks associated with management of growth and international operations, including the effects of currency fluctuations, variability of operating results, the commercial development of bioresorbable implants, competition, changes in governmental regulation, rapid or unexpected changes in technologies and fluctuations in demand for our products. Such forward-looking statements are not guarantees of future performance and actual results, will likely differ, perhaps materially, from those envisaged by such forward-looking statements.

Overview

        We were initially formed as a California general partnership in July 1996, and incorporated in the State of Delaware in May 1997. We develop, manufacture and market bioresorbable surgical implants to aid in the reconstruction, repair and regeneration of bone and the healing of soft tissues throughout the body, as well as related instruments and accessories used in connection with our implants. Our bioresorbable implants are used in craniomaxillofacial, neurological, orthopedic, spinal and reconstructive surgery. We have also developed a bioresorbable surgical film that we intend to begin marketing later in 2002 for use in a wide variety of soft tissue surgical applications.

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

        We have received regulatory clearance or approval to market and sell some of our products in the United States, Canada, Europe and other countries. We entered into an exclusive worldwide agreement with Medtronic, Inc. in January 2000, for the global marketing and distribution of some of our products for use in the craniofacial skeleton. We also entered into an exclusive agreement with Medtronic to co-develop and supply Medtronic with bioresorbable implants for use in spinal fixation, stabilization and fusion applications.

        We are required to obtain regulatory clearance of our products from the Food and Drug Administration that we market in the United States. In addition, we must obtain marketing authorization for our products that we market in Europe, Canada, Mexico and certain other non-U.S. jurisdictions. During 2001 and 2002, we received regulatory clearance or marketing authorization for our products from various jurisdictions, including:

  •
  the use of our MacroPore OS Spine bone graft containment system in spinal fusion procedures

  •
  the use of our MacroPore ENT Reconstruction Film in ear, nose and throat applications for the prevention of postsurgical adhesions in the nasal cavity, guided tissue regeneration, nasal splinting and tympanic membrane repair

  •
  the use of our MacroPore TS Surgi-Wrap™ film for wound support and soft tissue reinforcement throughout the entire human body

  •
  the use of our MacroPore LP system in reconstructive surgery to correct pediatric skeletal birth defects and in cranial reconstruction

  •
  the use of our MacroPore IB system as a cement restrictor in specified orthopedic applications

  •
  the expanded use of some of our product lines, including MacroPore FX, MacroPore PS and MacroPore NS, for specified craniomaxillofacial procedures in the United States and Europe

  •
  the use of our fixation products in craniomaxillofacial applications

  •
  the use of our MacroPore TS Surgi-Wrap™ product line in craniomaxillofacial applications

        We continue to seek patents on our technology and recently received a U.S. patent for the design of our high torque, bioresorbable StarBurst Screws which is used in many of our products.

        We are also developing additional products for use in spinal fusion procedures, soft tissue repair and regeneration neurosurgery plating, long-bone repair, healing of non-union fractures and cyst or tumor removal site repair, among other things. These future products may require further development and regulatory clearance or approval, potentially including clinical trials, prior to marketing and commercial use.

        We incurred net losses of $2,934,000 for the three months ended March 31, 2002, $11,207,000 for the year ended December 31, 2001 and $8,645,000 for the year ended December 31, 2000. As of March 31, 2002, we had an accumulated deficit of $30,033,000. These net losses resulted to a large extent from expenses associated with developing bioresorbable implant designs, performing preclinical studies, preparing submissions to the FDA and foreign regulatory agencies, expanding marketing and distribution channels, further developing our manufacturing capabilities, securing intellectual property rights and trademarks and supporting our status as a public company traded on the Neuer Markt. We expect to expend substantial financial resources to expand marketing, training and customer support needed to generate and support higher sales, expand our manufacturing capabilities, obtain additional regulatory clearances and to develop new products. This investment is likely to result in continued operating losses for the foreseeable future until operational efficiencies are reached.

        For the three months ended March 31, 2002 and 2001, the majority of our revenues came from sales of our bioresorbable implant products for use in craniomaxillofacial applications, including our MacroPore FX and MacroPore PS systems. A smaller percentage of our revenues for the three months ended March 31, 2002 and 2001 came from sales of instruments and accessories used by surgeons to form, mold and manipulate our bioresorbable products during surgical procedures. We expect to realize the majority of our revenues in 2002 from the sale of our bioresorbable implant products for use in orthopedic, spinal and craniomaxillofacial applications.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

        Revenues.    For the three months ended March 31, 2002, revenues were $1,110,000 compared to $2,029,000 for the three months ended March 31, 2001, a decrease of $919,000, or 45.3%. The decrease in revenues in the three months ended March 31, 2002 was primarily attributable to an $887,000 reduction in craniomaxillofacial revenues as a result of a decrease in inventory replenishment product orders from Medtronic. Additionally, $175,000 of this reduction related to product orders received in the three months ended March 31, 2002, for which shipment was delayed by Medtronic to the second quarter of 2002. Revenues attributable to Medtronic which owns approximately 6.6% of our outstanding common stock, represented 98.8% of our revenues for the three months ended March 31, 2002, compared to 98.5% for the three months ended March 31, 2001.

        Cost of revenues.    For the three months ended March 31, 2002, cost of revenues was $550,000 or 49.5% of revenues, compared to $670,000 or 33.0% of revenues for the three months ended March 31, 2001. Cost of revenues includes material, manufacturing labor and overhead costs. The increase in cost as a percentage of revenues was primarily attributable to our inability to absorb some of our fixed manufacturing overhead costs due to lower sales volumes and excess capacity.

        Gross profit.    For the three months ended March 31, 2002, gross profit was $560,000 or 50.5% of revenues, compared to $1,359,000 or 67.0% of revenues for the three months ended March 31, 2001. The decrease in gross profit as a percentage of revenues was primarily attributable to our inability to absorb some of our fixed manufacturing overhead costs due to lower sales volume and excess capacity.

        Research and development expenses.    For the three months ended March 31, 2002, research and development expenses excluding related stock based compensation expenses were $1,485,000, compared to $1,184,000 for the three months ended March 31, 2001. Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies and clinical trials. The increase in research and development expenses in the three months ended March 31, 2002 was primarily attributable to higher personnel costs of $129,000 related to the hiring of employees, and other costs of $172,000 associated with our research into the development of new product lines. In addition, stock based compensation expense related to research and development was $135,000 for the three months ended March 31, 2002, compared to $30,000 for the three months ended March 31, 2001. For further information regarding fluctuations in research and development expense inclusive of stock based compensation, you should read the discussion under the section entitled "Stock based compensation expenses." We expect research and development spending to continue to increase for the remainder of the year ending December 31, 2002 as we continue to expand our product development efforts and seek further regulatory approvals.

        Sales and marketing expenses.    For the three months ended March 31, 2002, sales and marketing expenses excluding related stock based compensation expenses were $671,000, compared to $1,012,000 for the three months ended March 31, 2001. Sales and marketing expenses include costs for marketing personnel, tradeshow expenses, and promotional activities and materials. The decrease in sales and marketing expenses in the three months ended March 31, 2002 was primarily attributable to a $135,000 decrease caused by the reduction of 3 employees in the sales and marketing department personnel and other cost reductions of $206,000 related to tradeshow expenses, promotional activities and materials expenses for the promotion of product lines. In addition, stock based compensation expense related to sales and marketing was $33,000 for the three months ended March 31, 2002 and ($52,000) for the three months ended March 31, 2001. For further information regarding fluctuations in sales and marketing inclusive of stock based compensation, you should read the discussion under the section entitled "Stock based compensation expenses." We expect sales and marketing expenses to increase for the remainder of the year ending December 31, 2002 as we expand our sales and marketing efforts because of new product introductions.

        General and administrative expenses.    For the three months ended March 31, 2002, general and administrative expenses excluding related stock based compensation expenses were $1,113,000, compared to $927,000 for the three months ended March 31, 2001. General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The increase in general and administrative expenses in the three months ended March 31, 2002 was primarily attributable to a retirement package we extended to our former president. In addition, stock based compensation related to general and administrative expenses was $301,000 for the three months ended March 31, 2002, compared to $160,000 for the three months ended March 31, 2001. For further information regarding fluctuations in general and administrative expenses inclusive of stock based compensation, you should read the discussion under the section entitled "Stock based compensation expenses." We expect general and administrative expenses to remain at current levels for the remainder of the year ending December 31, 2002.

        Stock based compensation expenses.    For the three months ended March 31, 2002, total non-cash stock based compensation expenses were $469,000, compared to $138,000 for the three months ended March 31, 2001. Stock based compensation results from options issued to employees and non-employees. Stock based compensation expenses are amortized over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant. The overall increase in stock based compensation expense was related to the acceleration of vesting and other modifications to compensatory stock options granted to an officer in the Company and stock options granted to consultants for services rendered in the three months ended March 31, 2002. The increase of $105,000 in research and development stock based compensation expense was primarily due to issuing 50,000 fully vested stock options to non-employees for consulting services rendered in the three months ended March 31, 2002. The increase of $85,000 in sales and marketing stock based compensation expense was due primarily to a reduction in accrued compensation costs recorded in the three months ended March 31, 2001 as a result of the forfeiture and cancellation of some stock options that had been granted to members of our sales force upon the termination of their employment. The increase of $141,000 in general and administrative stock based compensation expense was primarily due to $92,000 in additional expense recorded in the three months ended March 31, 2002 as a result of accelerating vesting and modifying the exercise period of certain stock options held by our former president.

        Interest income.    For the three months ended March 31, 2002, interest income was $374,000, compared to $718,000 for the three months ended March 31, 2001, a decrease of $344,000, or 47.9%. The decrease in interest income resulted from lower interest rates and a decrease in the funds we had available for investments.

        Interest and other expenses.    For the three months ended March 31, 2002, interest and other expenses were $74,000, compared to $30,000 for the three months ended March 31, 2001. The increase in interest and other expense related to the additional interest charges on our capital lease and long-term obligations.

        Equity loss in investment.    For the three months ended March 31, 2002, our equity loss in investment was $56,000, for which there was no comparable charge in the three months ended March 31, 2001 since the investment related to the equity loss was made in May 2001.

Unearned Compensation

        We record unearned compensation for options granted to employees as the difference between the exercise price of options granted and the fair market value of our common stock on the date of grant. Unearned compensation is amortized to stock based compensation expense and reflected as such in the Statement of Operations and Comprehensive Income. Unearned compensation recorded through March 31, 2002 was $6,669,000 with an accumulated amortization, net of charges reversed during the period for the forfeiture of unvested awards, of $4,851,000. The remaining $1,818,000 as of March 31, 2002 will be amortized using the straight-line method over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant. We expect to record amortization expense for unearned compensation of $756,000 for the period April 1, 2002 to December 31, 2002, $848,000 in 2003 and $214,000 in 2004. The amount of unearned compensation expense recorded in future periods may decrease if unvested options for which unearned compensation has been recorded are subsequently forfeited.

Net Operating Loss and Tax Credit Carryforwards

        As of December 31, 2001, we had federal net operating loss carryforwards of $17,916,000 and state net operating loss carryforwards of $3,011,000, which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards will begin to expire in 2012, if unused. The state net operating loss carryforwards will begin to expire in 2005, if unused. A portion of the net operating losses are limited in their annual utilization. As of December 31, 2001, we also had research tax credit carryforwards of $345,000 for federal tax purposes and $339,000 for state tax purposes. The federal and state research tax credit carryforwards will begin to expire in 2012, if unused. In addition, as of December 31 2001, we had state manufacturer's credit carryforwards of $252,000, which will begin to expire in 2007, if unused. For financial reporting purposes, we have provided a valuation against our deferred tax assets due to uncertainties regarding their realization.

Properties and Facilities

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

  •
  5,800 square feet of office space in Frankfurt, Germany for use in marketing and administration for a five-year term, expiring in 2006

  •
  approximately 400 total square feet of office space in Malvern, Pennsylvania for six month terms that renew automatically, unless terminated

        We pay an aggregate of approximately $45,000 in rent per month for our properties located in the United States and approximately €10,000 for our property in Germany.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and no longer permits the use of the pooling-of-interests method. SFAS No. 142 requires that amortization of goodwill cease and the carrying value of goodwill be evaluated for impairment at least annually using a fair value test. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed at least annually for impairment using a method appropriate to the nature of the intangible asset. We adopted SFAS No. 141 on July 1, 2002 and SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for some lessee obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect our adoption of SFAS No. 143 to have a material impact on our financial position or results of operations.

        Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses, and that affect our disclosure of contingent assets and liabilities. While our estimates are based on assumptions we considered reasonable at the time they were made, our actual results may differ from our estimates, perhaps significantly. If results differ from our estimates, we will make adjustments to our financial statements as we become aware of the necessity for an adjustment. Specifically, we make estimates in the following areas:

        Allowance for doubtful accounts.    We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. These reserves are based on known uncollectible accounts, aged receivables, historical losses and our estimate of our customers' credit-worthiness. Should a customer's account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of our recognition of a material loss on an uncollectible account mainly depends on a deterioration in the economic financial strength of the customer and the general business environment. Medtronic is our single largest customer, directly accounting for 98.8% of our revenues in the three months ended March 31, 2002. We believe that our allowance for doubtful accounts as of March 31, 2002 with respect to Medtronic's account is sufficient, given Medtronic's financial strength.

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

        Valuation of deferred income taxes.    We establish valuation allowances, when necessary, to reduce deferred tax assets to the amount we expect to realize. The likelihood of a material change in our expected realization of these assets depends on our generation of future taxable income, our ability to deduct tax loss carryforwards against future taxable income and the effectiveness of our tax planning strategies in the various tax jurisdictions that we operate in.

        Principles of consolidation.    We determine whether the equity method of consolidation is appropriate to account for our investments based on our ability to exercise control through decision-making, our ability to exercise significant influence over management of the company in which we have invested and our equity ownership interest in that company. If our ability to exercise significant influence or our decision-making abilities change materially from our evaluation, or our ownership interest in an investment increases or decreases, our operating results could be impacted, either positively or negatively.

Staff

        As of March 31, 2002, we had 75 full-time employees, comprised of 23 employees in research and development, 25 employees in manufacturing, 18 employees in management and finance and administration, and 9 employees in marketing. As of March 31, 2001, we had 71 full-time employees, comprised of 24 employees in research and development, 19 employees in manufacturing, 16 employees in management and finance and administration and 12 employees in marketing. From time to time, we also employ independent contractors to support our administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe our relations with our employees are good.

Liquidity and Capital Resources

        As of March 31, 2002, we had cash and cash equivalents, and short-term investments, available-for-sale, of $30,176,000 and working capital of $31,925,000. Since inception, we have financed our operations primarily through sales of stock. Our sales of preferred stock in 1997, 1998 and 1999 yielded net proceeds of $14,679,000. On August 8, 2000, we completed our public offering in Germany and listed our common stock for trading on the Neuer Markt segment of the Frankfurt Stock Exchange in Frankfurt, Germany, at which time the outstanding shares of our preferred stock was converted into 6,831,398 shares of common stock. We received net proceeds of $43,244,000 from the sale of 3,500,000 shares of our common stock in our initial public offering. A portion of those net proceeds have been used for research and development, to expand our manufacturing operations, to promote our brand and to pursue regulatory approvals for our products. In addition, some of the proceeds have been used for working capital and general corporate purposes. We have invested some of the proceeds from the offering in short-term investments, pending other uses of the proceeds in our business.

        Net cash used in operating activities was $2,030,000 for the three months ended March 31, 2002, compared to $1,904,000 for the three months ended March 31, 2001. For each period, net cash used in operating activities resulted primarily from net losses and working capital requirements. Net losses for each period resulted to a large extent from expenses associated with the development of our bioresorbable designs, preclinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the establishment of marketing and distribution channels, and the improvement of our manufacturing capabilities. In the three months ended March 31, 2002, net cash used in operating activities primarily related to our net loss of $2,934,000 and an increase in inventory, offset by non-cash charges for stock based compensation, and depreciation and amortization. In the three months ended March 31, 2001, net cash used in operating activities resulted primarily from our net loss of $1,214,000 and an increase in inventory and accounts receivable, related party, offset by non-cash charges for depreciation and amortization and stock based compensation. Our working capital requirements fluctuate with changes in our operating activities that include such items as sales and manufacturing costs, which affect the levels of accounts receivable, inventories and current liabilities.

        Net cash provided by investing activities was $3,491,000 for the three months ended March 31, 2002, compared to $1,731,000 for the three months ended March 31, 2001. Net cash provided by investing activities for the three months ended March 31, 2002 consisted of net proceeds from the sale of short-term investments, which was offset by the purchase of short-term investments, capital expenditures and our long-term notes receivable, related party. Net cash provided by investing activities for the three months ended March 31, 2001 consisted of net proceeds from the sale of short-term investments, which was offset by the purchase of short-term investment and capital expenditures.

        Net cash used in financing activities was $593,000 for the three months ended March 31, 2002, compared to $7,000 for the three months ended March 31, 2001. Net cash used in financing activities for the three months ended March 31, 2002 was primarily related to our repurchase of shares of our common stock, principal payments on capital lease and long-term note obligations. Net cash used in financing activities for the three months ended March 31, 2001 was primarily attributable to principal payment on capital leases which was offset by the sale of common stock.

        Our revenues, operating results and cash flow are affected by product pricing, fixed costs of sales and fluctuations in variable cost of sales, sales volumes and operating expenses. In January 2000, we entered into an exclusive distribution agreement with Medtronic for the marketing, distribution and sale of our bioresorbable products for use in the craniofacial skeleton. Under the terms of the distribution agreement, we sell our products to Medtronic at fixed prices that are subject to adjustment upon biannual reviews. Although the distribution agreement provides that direct selling costs are borne by the distributor, our cash flow may be adversely affected if our fixed costs increase and we are unable to negotiate an increase in product pricing with Medtronic.

        We have equipment lease obligations that mature at various dates through 2004 with interest rates ranging from 12.4% to 23.7%. The total monthly payments under our equipment lease obligations are $13,000. In October 2000, we obtained $2,433,000 of equipment financing that matures in October 2005 at an interest rate of 9.3%. Our total monthly payments under the equipment financing arrangement are $62,000. We have an additional $1,400,000 of credit, at an interest rate of 9.3%, available to us through September 2002 under an equipment financing master security agreement.

        As of March 31, 2002, we had property and equipment of $7,480,000, less accumulated depreciation of $2,289,000 to support our clinical, research, development, manufacturing and administrative activities. Our capital expenditures were $373,000 for the three months ended March 31, 2002 and $1,192,000 for the three months ended March 31, 2001. We expect capital expenditures for the next twelve months to be approximately $1,300,000 as we acquire additional equipment and expand our facilities. We intend to pay for future capital expenditures with available working capital and by using credit available under our equipment financing master security agreement.

        In May 2001, we invested $1,000,000 in cash in exchange for shares of Series A preferred stock of StemSource, representing a 13.4% ownership interest. StemSource was formed in January 2001 to engage in biomedical research. Under our investor rights agreement with StemSource, we have the right to appoint a representative as a member of StemSource's board of directors. We are not obligated to provide StemSource with any additional funding. From time to time, we may enter into collaborative arrangements with, and acquire ownership interest in, other companies for the purpose of engaging in joint research and development activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

        Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $26,608,000 as of March 31, 2002, consist primarily of investments in debt instruments of financial institutions, corporations with strong credit ratings and United States government obligations. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at March 31, 2002, for example, and assuming an average investment duration of ten months, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. We believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure

        Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to sales of our products in Europe and other foreign markets. Although we transact business in various foreign countries, settlement amounts are usually based on the U.S. dollar or the Euro. Transaction gains or losses resulting from sales revenues have not been significant in the past and we are not engaged in any hedging activity on the Euro or other currencies. Based on our revenues derived from markets other than the United States for the three months ended March 31, 2002, a hypothetical 10% adverse change in the Euro against the U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results in operations or cash flows.

        Notwithstanding the foregoing, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business, financial condition and results of operations. For example, foreign currency exchange rate fluctuations may affect international demand for our products. In addition, interest rate fluctuations may affect our customers' buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies resulting in a material adverse effect on our business, financial condition and results of operations.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, the Company has been involved in routine litigation incidental to the conduct of its business. The Company is not currently a party to any material legal proceeding.

Item 6.    Exhibits and Reports on Form 8-K

  a.
  Exhibits
  15.1
  Letter re unaudited interim financial information
  b.
  Reports on Form 8-K—Form 8-K filed on March 25, 2002 with respect to item 5, reporting a press release announcing the Company's financial results for the year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on May 15, 2002.

MACROPORE, INC.
By:	/s/ CHRISTOPHER J. CALHOUN Christopher J. Calhoun Vice-Chairman, Chief Executive Officer, President and Secretary

QuickLinks

MACROPORE, INC. INDEX
MACROPORE, INC. CONDENSED BALANCE SHEETS
MACROPORE, INC. CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
MACROPORE, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
MACROPORE, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2002 (Unaudited)
SIGNATURES