Form 10-Q
period 2002-06-30
MACROPORE INC
filed 2002-08-13
CIK 1095981

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                            to

Commission file number 0-32501

MacroPore Biosurgery, Inc.
(Exact name of registrant as specified in its charter.)

Delaware	33-0827593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6740 Top Gun Street, San Diego, California	92121
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (858) 458-0900

MacroPore, Inc
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ☒    NO ☐

As of July 23, 2002, there were 13,931,406 shares of MacroPore Biosurgery's common stock outstanding.

MACROPORE BIOSURGERY, INC.

i

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

Independent Accountants' Review Report

The Board of Directors and Shareholders of
MacroPore BioSurgery, Inc.:

We have reviewed the accompanying condensed balance sheet of MacroPore BioSurgery, Inc. (the Company) as of June 30, 2002, the related condensed statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2002, and the related statement of cash flows for the six-month period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of and for the year ended December 31, 2001 were audited by other accountants whose report dated February 15, 2002, expressed an unqualified opinion on those consolidated financial statements. Such financial statements were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed balance sheet as of December 31, 2001. Additionally, the condensed statements of operations and comprehensive income (loss) for the three and six month periods ended June 30, 2001, and the related condensed statement of cash flows for the six-month period ended June 30, 2001 were not reviewed or audited by us and accordingly, we do not express an opinion or any form of assurance on them.

/s/ KPMG LLP

San Diego, California
August 2, 2002

MACROPORE BIOSURGERY, INC.
CONDENSED BALANCE SHEETS

	As of June 30, 2002	As of December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,449,000	$2,700,000
Short-term investments, available for sale	21,528,000	31,251,000
Accounts receivable, related party, net of allowance for bad debts of $35,000	1,775,000	463,000
Inventories	2,162,000	1,685,000
Other current assets	570,000	851,000

Total current assets	29,484,000	36,950,000
Property and equipment, net	5,209,000	5,171,000
Long-term notes receivable, related party	487,000	—
Other assets	852,000	1,022,000

Total assets	$36,032,000	$43,143,000

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,207,000	$1,155,000
Current portion of capital lease obligations	117,000	121,000
Current portion of long-term obligations	577,000	555,000

Total current liabilities	1,901,000	1,831,000
Deferred revenue, related party	750,000	900,000
Capital lease obligations, less current portion	81,000	135,000
Long-term obligations, less current portion	1,544,000	1,791,000

Total liabilities	4,276,000	4,657,000
Stockholders' equity:
Preferred stock; $0.001 par value; 5,000,000 authorized; -0- shares issued and outstanding in 2002 and 2001	—	—
Common stock; $0.001 par value; 95,000,000 shares authorized; 15,182,138 and 15,106,623 issued and outstanding in 2002 and 2001, respectively	15,000	15,000
Additional paid-in capital	68,625,000	68,402,000
Unearned compensation	(1,566,000)	(2,105,000)
Accumulated deficit	(31,636,000)	(27,099,000)
Treasury stock, at cost; 1,193,065 and 356,120 shares in 2002 and 2001, respectively	(3,860,000)	(1,077,000)
Accumulated other comprehensive income	178,000	350,000

Total stockholders' equity	31,756,000	38,486,000

Total liabilities and stockholders' equity	$36,032,000	$43,143,000

See notes to condensed financial statements

MACROPORE BIOSURGERY, INC.
CONDENSED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Sales to related party	$2,700,000	$754,000	$3,797,000	$2,753,000
Sales to distributors and end-users	7,000	14,000	20,000	44,000

	2,707,000	768,000	3,817,000	2,797,000
Cost of revenues:
Cost of revenues including stock based compensation expense of $3,000 and $5,000 for the three month periods ended June 30, 2002 and 2001, respectively; $7,000 and $10,000 for the six month periods ended June 30, 2002 and 2001, respectively	981,000	255,000	1,531,000	925,000
Inventory provision	—	1,228,000	—	1,228,000

Gross profit (loss)	1,726,000	(715,000)	2,286,000	644,000

Operating expenses:
Research and development, excluding stock based compensation expense of $25,000 and $30,000 for the three month periods ended June 30, 2002 and 2001, respectively; $160,000 and $60,000 for the six month periods ended June 30, 2002 and 2001, respectively	1,388,000	1,512,000	2,873,000	2,696,000
Sales and marketing, excluding stock based compensation expense of $34,000 and $62,000 for the three month periods ended June 30, 2002 and 2001, respectively; $67,000 and $10,000 for the six month periods ended June 30, 2002 and 2001, respectively	1,026,000	1,367,000	1,697,000	2,379,000
General and administrative, excluding stock based compensation expense of $216,000 and $278,000 for the three month periods ended June 30, 2002 and 2001, respectively; $517,000 and $438,000 for the six month periods ended June 30, 2002 and 2001, respectively	855,000	977,000	1,968,000	1,904,000
Stock based compensation (excluding cost of revenues stock based compensation)	275,000	370,000	744,000	508,000

Total operating expenses	3,544,000	4,226,000	7,282,000	7,487,000

Other income (expenses):
Interest income	263,000	622,000	637,000	1,340,000
Interest and other expense, net	9,000	(6,000)	(65,000)	(36,000)
Equity loss in investment	(57,000)	(17,000)	(113,000)	(17,000)

Net loss	(1,603,000)	(4,342,000)	(4,537,000)	(5,556,000)

Other comprehensive income (loss):
Unrealized holding gains arising during period	129,000	106,000	178,000	259,000

Comprehensive loss	$(1,474,000)	$(4,236,000)	$(4,359,000)	$(5,297,000)

Basic and diluted net loss per share	$(0.11)	$(0.29)	$(0.31)	$(0.37)

Shares used in calculating basic and diluted net loss per share	14,651,945	14,947,403	14,822,336	14,947,403

See notes to condensed financial statements

MACROPORE BIOSURGERY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,537,000)	$(5,556,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723,000	515,000
Inventory provision	—	1,228,000
Stock based compensation	751,000	518,000
Interest income, related party	(9,000)	—
Equity loss in investment	113,000	17,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable, related party	(1,312,000)	76,000
Inventories	(477,000)	(1,275,000)
Other current assets	281,000	(146,000)
Other assets	57,000	91,000
Accounts payable and accrued expenses	52,000	62,000
Deferred revenue, related party	(150,000)	(150,000)

Net cash used in operating activities	(4,508,000)	(4,620,000)

Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	33,972,000	58,351,000
Purchases of short-term investments	(24,421,000)	(55,369,000)
Purchases of property and equipment	(761,000)	(2,145,000)
Long-term notes receivable, related party	(478,000)	—
Equity investment	—	(1,000,000)

Net cash provided by (used in) investing activities	8,312,000	(163,000)

Cash flows from financing activities:
Principal payments on capital leases	(58,000)	(57,000)
Principal payments on long-term obligations	(225,000)	—
Proceeds from sale of Common Stock	11,000	109,000
Purchase of treasury stock	(2,783,000)	(20,000)

Net cash (used in) provided by financing activities	(3,055,000)	32,000

Net increase (decrease) in cash	749,000	(4,751,000)
Cash and cash equivalents at beginning of period	2,700,000	7,476,000

Cash and cash equivalents at end of period	$3,449,000	$2,725,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$122,000	$27,000
Taxes	800	800
Supplemental schedule of non-cash operating, investing, and financing activities:
Non-cash stock based compensation	$751,000	$581,000

See notes to condensed financial statements

MACROPORE BIOSURGERY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

1.    Basis of presentation

  The accompanying unaudited condensed financial statements for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements. The condensed balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of MacroPore Biosurgery, Inc. ("MacroPore" or the "Company") have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements for the year ended December 31, 2001 and footnotes thereto which were included in the Company's report on Form 10-K, dated March 22, 2002.

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

3.    Short-Term Investments

  Investments are accounted for in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that the Company determine the appropriate classification of investments at the time of purchase based on management's intent. The Company's short-term investments are classified as available-for-sale investments and are stated at fair value, with net unrealized gains or losses, if any, net of tax, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of investments, interest income and dividends are included in interest income in the accompanying statements of operations and comprehensive income (loss).

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

  During the three months ended June 30, 2001, the Company recorded an inventory provision of approximately $1,228,000 for excess and obsolete inventory related to the Company's craniofacial skeleton implant and instrument products. The provision for excess and obsolete inventory was due to an anticipated reduction in expected future revenues of these products. This provision includes inventory held on-hand as of June 30, 2001.

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

6.    Revenue Recognition

  The Company sells its products to distributors and hospitals. The Company has agreements with its distributors that title and risk of loss pass upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor. Revenue is recognized upon shipment of products to distributors following receipt and acceptance of a distributor's purchase order. Revenue from sales to hospitals is recognized upon delivery of the product.

  Revenue from license agreements is recognized ratably over the term of the agreement, provided no significant obligations remain.

  Substantially all of the Company's revenues are from Medtronic, a shareholder of the Company, under its distribution agreement dated January 5, 2000.

7.    Stock Based Compensation

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

  In March 2002 an officer of the Company retired and upon retirement, the Company accelerated vesting and modified the exercise period of certain stock options. These options were remeasured using the fair market value of the Company's common stock at the date of modification over the exercise price or previously remeasured price of the stock options. The remeasurement resulted in additional $58,000 of stock based compensation expense and $34,000 of unearned compensation cost, being accelerated and charged to stock based compensation expense in the three months ended March 31, 2002.

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

  The Company has excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2002 and 2001 as their inclusion would be antidilutive. The number of potential common shares excluded from the calculations of diluted loss per share was 4,117,057 and 4,054,667 for the three and six months ended June 30, 2002 and 3,479,778 and 3,781,835 for the three and six months ended June 30, 2001.

9.    Reclassification

  Certain amounts reported in the Company's Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2001 have been reclassified to conform to the presentation for the three and six months ended June 30, 2002.

10.    Composition of Certain Financial Statement Captions

  Inventories

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$998,000	$959,000
Finished goods	1,164,000	726,000

	$2,162,000	$1,685,000

  Accounts Payable and Accrued Expenses

	June 30, 2002	December 31, 2001
	(Unaudited)
Accounts payable	$296,000	$294,000
Accrued bonus	237,000	398,000
Accrued vacation	277,000	244,000
Accrued expenses	397,000	219,000

	$1,207,000	$1,155,000

11.    Long-Term Notes Receivable, Related Party

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

12.    Subsequent Event

  On July 12, 2002, the Company loaned $1,000,000 to StemSource, Inc. ("StemSource") in exchange for a convertible promissory note ("Note") and a warrant to purchase 100,000 shares of StemSource common stock. The Note has an annual interest rate of 8% and matures on October 31, 2002. The outstanding principal balance and unpaid accrued interest on this Note may be converted, at the option of the Company, into shares of StemSource Series B Preferred Stock at the closing of StemSource's next Series B Preferred Stock financing transaction or series of financing transactions in which the aggregate gross proceeds to StemSource equal or exceed two million dollars. As of June 30, 2002, the Company had a 13.4% ownership interest in StemSource.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This report contains certain statements that may be deemed "forward-looking statements' within the meaning of United States securities laws. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to, the risks described in Exhibit 99.1 "Risk Factors". We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.

Overview

        We were initially formed as a California general partnership in July 1996, and incorporated in the State of Delaware in May 1997. We develop, manufacture and market bioresorbable surgical implants to aid in the reconstruction, repair and regeneration of bone and the healing of soft tissues throughout the body, as well as related instruments and accessories used in connection with our implants. Our bioresorbable implants are used in craniomaxillofacial, neurological, orthopedic and reconstructive surgery. We have also developed a bioresorbable surgical film that we began marketing in June 2002 for use in a wide variety of soft tissue surgical applications.

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

        We have received regulatory clearance or approval to market and sell some of our products in the United States, Canada, Europe and other countries. We entered into an exclusive worldwide agreement with Medtronic, Inc. in January 2000, for the global marketing and distribution of some of our products for use in the craniofacial skeleton. The agreement also contemplates possible distribution by Medtronic of our products for use in other parts of the body. We also entered into an agreement to co-develop bioresorbable implants for use in spinal fixation, stabilization and fusion applications with Medtronic and supply any such new implants to Medtronic as the distributor.

        We are required to obtain from the Food and Drug Administration regulatory clearance of our products that we market in the United States. In addition, we must obtain marketing authorization for our products that we market in Europe, Canada, Mexico and certain other non-U.S. jurisdictions. During 2001 and 2002, we received regulatory clearance or marketing authorization for our products from various jurisdictions, for the following indications:

  •
  the use of our MacroPore OS Spine bone graft containment system in spinal fusion procedures

  •
  the use of our MacroPore ENT Reconstruction Film in ear, nose and throat applications for the prevention of postsurgical adhesions in the nasal cavity, guided tissue regeneration, nasal splinting and tympanic membrane repair

  •
  the use of our OS Trauma system for the reconstruction of weak bony tissues in musculoskeletal procedures and the standalone reconstruction of iliac crest and rib anatomy

  •
  the use of our MacroPore LP system in reconstructive surgery to correct pediatric skeletal birth defects and in cranial reconstruction

  •
  the use of our MacroPore IB system as a cement restrictor in specified musculoskeletal applications

  •
  the expanded use of some of our product lines, including MacroPore FX, MacroPore PS and MacroPore NS, for specified craniomaxillofacial procedures in the United States and Europe

  •
  the use of our fixation products in craniomaxillofacial applications

  •
  the use of our MacroPore TS Surgi-Wrap™ product line in craniomaxillofacial applications

  •
  the use of our MacroPore TS Surgi-Wrap™ film for wound support and soft tissue reinforcement throughout the entire human body

  •
  the use of our MacroPore TS Surgi-Wrap™ products as an adhesion barrier for cardiothoracic, spinal, peritoneal and OB/GYN procedures in Europe

  •
  the use of our MacroPore TS Surgi-Wrap™ products for hernia repair and soft tissue repair throughout the body in Europe

        We are also developing additional products for use in spinal fusion procedures, soft tissue repair, anti-adhesion products, neurosurgery plating, long-bone repair, among other things. These future products may require further development and regulatory clearance or approval, potentially including clinical trials, prior to marketing and commercial use.

        We continue to seek patent protection for our new products as evidenced by our recent receipt of a U.S. patent for the design of our high torque, bioresorbable StarBurst Screws, which are used in many of our products.

        We incurred net losses of $4,537,000 for the six months ended June 30, 2002, $11,207,000 for the year ended December 31, 2001 and $8,645,000 for the year ended December 31, 2000. As of June 30, 2002, we had an accumulated deficit of $31,636,000. These net losses resulted to a large extent from expenses associated with developing bioresorbable implant designs, performing preclinical studies, preparing submissions to the FDA and foreign regulatory agencies, expanding marketing and distribution channels, further developing our manufacturing capabilities, securing intellectual property rights and trademarks and supporting our status as a public company. We expect to expend substantial financial resources to expand marketing, training and customer support needed to generate and support higher sales, obtain additional regulatory clearances and to develop new products. This investment is likely to result in continued operating losses for the foreseeable future until operational efficiencies are reached.

        For the six months ended June 30, 2002, revenues of $3,350,000 or 87.8% came from sales of our bioresorbable implant products for use in musculoskeletal and craniomaxillofacial applications, revenues of $167,000 or 4.4% came from sales of instruments and accessories used by surgeons to form, mold and manipulate our bioresorbable products during surgical procedures, and $300,000 or 7.8% of our revenues came from a license agreement and a special project with Medtronic. The musculoskeletal and craniomaxillofacial revenues for the six months ended June 30, 2002 were $2,217,000 and $1,133,000, respectively.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

        Revenues.    For the three months ended June 30, 2002, revenues were $2,707,000 compared to $768,000 for the three months ended June 30, 2001, an increase of $1,939,000, or 252.5%. The increase in revenues in the three months ended June 30, 2002 was attributable to a $1,977,000 increase in sales of bioresorbable implant products for use in musculoskeletal applications of which $1,544,000 related to an initial inventory purchase. The revenue increase was partially offset by a $38,000 decrease in craniomaxillofacial revenues. Revenues attributable to Medtronic, which owns approximately 6.6% of our outstanding common stock, represented 99.7% of our revenues for the three months ended June 30, 2002, compared to 98.2% for the three months ended June 30, 2001.

        Cost of revenues.    For the three months ended June 30, 2002, cost of revenues was $981,000 or 36.2% of revenues, compared to $255,000 or 33.2% of revenues for the three months ended June 30, 2001. Cost of revenues includes material, manufacturing labor and overhead costs. The increase in cost as a percentage of revenues was primarily attributable to increased labor cost and our inability to absorb some of our fixed manufacturing overhead costs due to excess capacity.

        Inventory provision.    For the three months ended June 30, 2001, the Company recorded an inventory provision of $1,228,000 or 159.9% of revenues, for which there was no comparable charge in the three months ending June 30, 2002. The inventory provision was a result of identified excess and obsolete craniofacial skeleton implant and instrument products inventory.

        Gross profit (loss).    For the three months ended June 30, 2002, gross profit was $1,726,000 or 63.8% of revenues, compared to $(715,000) or (93.1)% of revenues for the three months ended June 30, 2001. Excluding the inventory provision, the gross profit would have been $513,000 or 66.8% of revenues in the three months ended June 30, 2001. The decrease in gross profit, excluding the inventory provision, as a percentage of revenues was primarily attributable to increased labor cost and the inability to absorb fixed manufacturing overhead costs, as discussed above.

        Research and development expenses.    For the three months ended June 30, 2002, research and development expenses excluding related stock based compensation expenses were $1,388,000, compared to $1,512,000 for the three months ended June 30, 2001, a decrease of $124,000, or 8.2%. Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies and clinical trials. The decrease in research and development expenses in the three months ended June 30, 2002 was primarily attributable to lower personnel costs of $122,000, which was associated with the completion of research relating to new product lines in the fourth quarter of 2001. In addition, stock based compensation expense related to research and development was $25,000 for the three months ended June 30, 2002, compared to $30,000 for the three months ended June 30, 2001. For further information regarding stock based compensation, you should read the discussion under the section entitled "Stock based compensation expenses." We expect research and development spending to increase for the remainder of the year ending December 31, 2002 as we expand our product development efforts and seek further regulatory approvals.

        Sales and marketing expenses.    For the three months ended June 30, 2002, sales and marketing expenses excluding related stock based compensation expenses were $1,026,000, compared to $1,367,000 for the three months ended June 30, 2001, a decrease of $341,000, or 24.9%. Sales and marketing expenses include costs for marketing personnel, tradeshow expenses, and promotional activities and materials. The decrease in sales and marketing expenses in the three months ended June 30, 2002 was primarily attributable to a $221,000 decrease in labor and associated costs relating to our sales force and other cost reductions of $120,000 related to tradeshow expenses, promotional activities and materials expenses for the promotion of product lines. In addition, stock based compensation expense related to sales and marketing was $34,000 for the three months ended June 30, 2002 and $62,000 for the three months ended June 30, 2001. For further information regarding stock based compensation, you should read the discussion under the section entitled "Stock based compensation expenses." We expect sales and marketing expenses to increase for the remainder of the year ending December 31, 2002 as we expand our sales and marketing efforts related to the introduction of new bioresorbable products.

        General and administrative expenses.    For the three months ended June 30, 2002, general and administrative expenses excluding related stock based compensation expenses were $855,000, compared to $977,000 for the three months ended June 30, 2001, a decrease of $122,000, or 12.5%. General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The decrease in general and administrative expenses in the three months ended June 30, 2002 of $122,000 was primarily attributable to lower labor, accounting and legal expenses. In addition, stock based compensation related to general and administrative expenses was $216,000 for the three months ended June 30, 2002, compared to $278,000 for the three months ended June 30, 2001. For further information regarding stock based compensation, you should read the discussion under the section entitled "Stock based compensation expenses." We expect general and administrative expenses in absolute dollars to remain at current levels for the remainder of the year ending December 31, 2002.

        Stock based compensation expenses.    For the three months ended June 30, 2002, non-cash stock based compensation expenses were $275,000, compared to $370,000 for the three months ended June 30, 2001, a decrease of $95,000, or 25.7%. Stock based compensation results from options issued to employees and non-employees. Unearned stock based compensation is amortized over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant. The overall decrease in stock based compensation is related to 2001 accelerated vesting and modification to compensatory stock options granted to employees and consultants. The decrease of $5,000 in research and development stock based compensation expense related to normal amortization of the unearned compensation over the vesting period. The decrease of $28,000 in sales and marketing stock based compensation expense resulted from the rehiring of certain members of our sales force during the three months ended June 30, 2001. These employees held stock options that continued to vest during the termination period and these options were remeasured as of the rehire date and additional compensation expense was recorded in the three months ended June 30, 2001. The decrease of $62,000 in general and administrative stock based compensation expense was primarily due to additional expenses recorded in the three months ended June 30, 2001 as a result of accelerating vesting of certain stock options to a consultant.

        Interest income.    For the three months ended June 30, 2002, interest income was $263,000, compared to $622,000 for the three months ended June 30, 2001, a decrease of $359,000, or 57.7%. The decrease in interest income resulted from lower interest rates and a decrease in the funds we had available for investments.

        Interest and other (expenses).    For the three months ended June 30, 2002, interest and other expenses were $9,000, compared to $(6,000) for the three months ended June 30, 2001. The decrease in interest and other (expense) related to the additional interest expense on our long-term debt obligations being offset by foreign currency gains.

        Equity loss in investment.    For the three months ended June 30, 2002, our equity loss in investment was $57,000, compared to $17,000 for the three months ended June 30, 2001.    We account for our investment in StemSource, Inc., which we purchased in May 2001, under the equity method of accounting.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

        Revenues.    For the six months ended June 30, 2002, revenues were $3,817,000 compared to $2,797,000 for the six months ended June 30, 2001, an increase of $1,020,000, or 36.5%. The increase in revenues in the six months ended June 30, 2002 was attributable to a $1,945,000 increase in sales of bioresorbable implant products for use in musculoskeletal applications of which $1,544,000 related to an initial inventory purchase. The revenue increase was partially offset by a $925,000 decrease in craniomaxillofacial revenues which related of a decrease in replenishment product orders from Medtronic. Revenues attributable to Medtronic represented 99.5% of our revenues for the six months ended June 30, 2002, compared to 98.4% for the six months ended June 30, 2001.

        Cost of revenues.    For the six months ended June 30, 2002, cost of revenues was $1,531,000 or 40.1% of revenues, compared to $925,000 or 33.1% of revenues for the six months ended June 30, 2001. Cost of revenues includes material, manufacturing labor and overhead costs. The increase in cost as a percentage of revenues was primarily attributable to increased labor cost and our inability to absorb some of our fixed manufacturing overhead costs due to excess capacity.

        Inventory provision.    For the six months ended June 30, 2001, the Company recorded an inventory provision of $1,228,000 or 43.9% of revenues, for which there was no comparable charge in the six months ending June 30, 2002. The inventory provision was a result of identified excess and obsolete craniofacial skeleton implant and instrument products inventory.

        Gross profit (loss).    For the six months ended June 30, 2002, gross profit was $2,286,000 or 59.9% of revenues, compared to $644,000 or 23.0% of revenues for the six months ended June 30, 2001. Excluding the inventory provision, the gross profit would have been $1,872,000 or 66.9% of revenues for the six months ended June 30, 2001. The decrease in gross profit, excluding the inventory provision, as a percentage of revenues was attributable to increased labor cost and the inability to absorb fixed manufacturing overhead costs, as discussed above.

        Research and development expenses.    For the six months ended June 30, 2002, research and development expenses excluding related stock based compensation expenses were $2,873,000, compared to $2,696,000 for the six months ended June 30, 2001, an increase of $177,000, or 6.6%. Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies and clinical trials. The increase in research and development expenses in the six months ended June 30, 2002 was primarily attributable to non-personnel costs of $177,000 associated with our research into the development of new product lines. In addition, stock based compensation expense related to research and development was $160,000 for the six months ended June 30, 2002, compared to $60,000 for the six months ended June 30, 2001. For further information regarding stock based compensation, you should read the discussion under the section entitled "Stock based compensation expenses."

        Sales and marketing expenses.    For the six months ended June 30, 2002, sales and marketing expenses excluding related stock based compensation expenses were $1,697,000, compared to $2,379,000 for the six months ended June 30, 2001, a decrease of $682,000, or 28.7%. Sales and marketing expenses include costs for marketing personnel, tradeshow expenses, and promotional activities and materials. The decrease in sales and marketing expenses in the six months ended June 30, 2002 was primarily attributable to a $357,000 decrease in labor and associated costs relating to our sales force and other cost reductions of $325,000 related to tradeshow expenses, promotional activities and materials expenses for the promotion of product lines. In addition, stock based compensation expense related to sales and marketing was $67,000 for the six months ended June 30, 2002 and $10,000 for the six months ended June 30, 2001. For further information regarding stock based compensation, you should read the discussion under the section entitled "Stock based compensation expenses."

        General and administrative expenses.    For the six months ended June 30, 2002, general and administrative expenses excluding related stock based compensation expenses were $1,968,000, compared to $1,904,000 for the six months ended June 30, 2001, an increase $64,000, or 3.4%. General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The increase in general and administrative expenses in the six months ended June 30, 2002 was primarily attributable to a retirement package we extended to our former president and partially offset by a reduction in professional and general corporate expenditures. In addition, stock based compensation related to general and administrative expenses was $517,000 for the six months ended June 30, 2002, compared to $438,000 for the six months ended June 30, 2001. For further information regarding stock based compensation, you should read the discussion under the section entitled "Stock based compensation expenses."

        Stock based compensation expenses.    For the six months ended June 30, 2002, total non-cash stock based compensation expenses were $744,000, compared to $508,000 for the six months ended June 30, 2001, an increase of $236,000, or 46.5%. Stock based compensation results from options issued to employees and non-employees. Unearned stock based compensation is amortized over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant. The overall increase in stock based compensation expense was related to the acceleration of vesting and other modifications to compensatory stock options granted to our former president and stock options granted to consultants for services rendered in the six months ended June 30, 2002. The increase of $100,000 in research and development stock based compensation expense was primarily due to issuing 50,000 fully vested stock options to non-employees for consulting services rendered in the six months ended June 30, 2002. The increase of $57,000 in sales and marketing stock based compensation expense was due primarily to a reduction in accrued compensation costs recorded in the six months ended June 30, 2001 as a result of the forfeiture and cancellation of some stock options that had been granted to members of our sales force upon the termination of their employment. The increase of $79,000 in general and administrative stock based compensation expense was primarily due to additional expense recorded in the six months ended June 30, 2002 as a result of accelerating vesting and modifying the exercise period of certain stock options held by our former president.

        Interest income.    For the six months ended June 30, 2002, interest income was $637,000, compared to $1,340,000 for the six months ended June 30, 2001, a decrease of $703,000, or 52.5%. The decrease in interest income resulted from lower interest rates and a decrease in the funds we had available for investments.

        Interest and other expenses.    For the six months ended June 30, 2002, interest and other expenses were $65,000, compared to $36,000 for the six months ended June 30, 2001. The increase in interest and other expense related to the additional interest expense on our long-term obligations.

        Equity loss in investment.    For the six months ended June 30, 2002, our equity loss in investment was $113,000, compared to $17,000 for the six months ended June 30, 2001. We account for our investment in StemSource, Inc., which we purchased in May 2001, under the equity method of accounting.

Liquidity and Capital Resources

        As of June 30, 2002, we had cash and cash equivalents, and short-term investments, available-for-sale, of $24,977,000 and working capital of $27,583,000. Since inception, we have financed our operations primarily through sales of stock and equipment financing. Our sales of preferred stock in 1997, 1998 and 1999 yielded net proceeds of $14,679,000. On August 8, 2000, we completed our initial public offering in Germany and listed our common stock for trading on the Neuer Markt segment of the Frankfurt Stock Exchange in Frankfurt, Germany, at which time the outstanding shares of our preferred stock were converted into 6,831,398 shares of common stock. We received net proceeds of

$43,244,000 from the sale of 3,500,000 shares of our common stock in our initial public offering. A portion of those net proceeds has been used for research and development, to expand our manufacturing operations, to promote our brand and to pursue regulatory approvals for our products. In addition, some of the proceeds have been used for working capital and general corporate purposes. We have invested some of the proceeds from the offering in short-term available for sale investments, pending other uses of the proceeds in our business.

        Our capital requirements depend on numerous factors, including market acceptance of our products and regulatory approvals, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities and for other general corporate activities. We believe that our current cash and investment balances and revenue to be derived from the sale of our products will be sufficient to fund our operations at least through December 31, 2003. However, unless we begin to generate sufficient revenues from our operations to cover our operating costs, we may need to seek additional sources of financing in the future. We cannot assure you that we will generate sufficient revenues to cover our operating costs or that we will be able to obtain additional financing on terms satisfactory to us, if at all.

        Net cash used in operating activities was $4,508,000 for the six months ended June 30, 2002, compared to $4,620,000 for the six months ended June 30, 2001. For each period, net cash used in operating activities resulted primarily from net losses and working capital requirements. Net losses for each period resulted to a large extent from expenses associated with the development of our bioresorbable designs, preclinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the establishment of marketing and distribution channels, and the improvement of our manufacturing capabilities. In the six months ended June 30, 2002, net cash used in operating activities primarily related to our net loss of $4,537,000 and an increase in accounts receivable and inventory, offset by non-cash charges for stock based compensation, and depreciation and amortization. In the six months ended June 30, 2001, net cash used in operating activities resulted primarily from our net loss of $5,556,000 and an increase in inventory, offset by non-cash charges for depreciation and amortization, stock based compensation, and the inventory provision. Our working capital requirements fluctuate with changes in our operating activities that include such items as sales and manufacturing costs, which affect the levels of accounts receivable, inventories and current liabilities.

        Net cash provided by investing activities was $8,312,000 for the six months ended June 30, 2002, compared to $163,000 used in investing activities for the six months ended June 30, 2001. Net cash provided by investing activities for the six months ended June 30, 2002, consisted of net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments, plus capital expenditures and our $478,000 loan to two executive to enable them to buy outstanding Company stock which we classified as long-term notes receivable, related party. Net cash used in investing activities for the six months ended June 30, 2001, consisted of net proceeds from the sale of short-term investments, which was offset by the purchase of short-term investments, capital expenditures and an equity investment in StemSource.

        Net cash used in financing activities was $3,055,000 for the six months ended June 30, 2002, compared to $32,000 provided by financing activities for the six months ended June 30, 2001. Net cash used in financing activities for the six months ended June 30, 2002, was primarily related to our repurchase of 836,945 shares of our common stock on the open market, and principal payments on capital lease and our long-term note obligations. Net cash provided by financing activities for the six months ended June 30, 2001, was primarily attributable to the sale of common stock upon the exercise of stock options which was offset by the principal payments on capital leases.

        Our revenues, operating results and cash flow are affected by product pricing, fixed cost of sales and fluctuations in variable cost of sales, sales volumes and operating expenses. In January 2000, we entered into an exclusive distribution agreement with Medtronic for the marketing, distribution and sale of our bioresorbable products for use in the craniofacial skeleton. We also entered into an agreement to co-develop bioresorbable implants for use in spinal fixation, stabilization and fusion applications with Medtronic and supply any such new implants to Medtronic as the distributor. Under the terms of these agreements, we sell our products to Medtronic at fixed prices that are subject to adjustment upon biannual reviews of Medtronic's sales price to its customers. Although the distribution agreement provides that direct selling costs are borne by the distributor, our cash flow may be adversely affected if our fixed costs increase and we are unable to negotiate or otherwise obtain an increase in product pricing with Medtronic.

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

        As of June 30, 2002, we had property and equipment of $7,875,000, less accumulated depreciation of $2,666,000 to support our clinical, research, development, manufacturing and administrative activities. Our capital expenditures were $761,000 for the six months ended June 30, 2002 and $2,145,000 for the six months ended June 30, 2001. We expect capital expenditures for the next twelve months to be approximately $1,000,000 as we acquire additional equipment and expand our facilities. We intend to pay for future capital expenditures with available working capital and by using credit available under our equipment financing master security agreement.

        In May 2001, we invested $1,000,000 in cash in exchange for shares of Series A preferred stock of StemSource Inc., representing a 13.4% ownership interest. StemSource was formed in January 2001 to engage in biomedical research. Under our investor rights agreement with StemSource, we have the right to appoint a representative as a member of StemSource's board of directors. We are not obligated to provide StemSource with any additional funding On July 12, 2002, we loaned $1,000,000 to StemSource, Inc. in exchange for a convertible promissory note and a warrant to purchase 100,000 shares of StemSource, Inc. common stock. The convertible promissory note has an annual interest rate of 8% and matures on October 31, 2002. The convertible promissory note may be converted, at our option, into shares of StemSource Series B Preferred Stock at the closing of StemSource's next Series B Preferred Stock financing transaction or series of financing transactions in which the aggregate gross proceeds to StemSouce equal or exceed two million dollars. From time to time, we may enter into collaborative arrangements with, and acquire ownership interest in, other companies for the purpose of engaging in joint research and development activities.

Unearned Compensation

        We record unearned compensation for options granted to employees as the difference between the exercise price of options granted and the fair market value of our common stock on the date of grant. Unearned compensation is amortized to stock based compensation expense and reflected as such in the Statement of Operations and Comprehensive Income. Unearned compensation recorded through June 30, 2002 was $6,669,000 with an accumulated amortization, net of charges reversed during the period for the forfeiture of unvested awards, of $5,103,000. The remaining $1,566,000 as of June 30, 2002 will be amortized using the straight-line method over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant. We expect to record stock base compensation related to unearned compensation of $504,000 for the period July 1, 2002 to December 31, 2002, $848,000 in 2003 and $214,000 in 2004. The amount of unearned compensation expense recorded in future periods may decrease if unvested options for which unearned compensation has been recorded are subsequently forfeited.

Net Operating Loss and Tax Credit Carryforwards

        As of December 31, 2001, we had federal net operating loss carryforwards of $17,916,000 and state net operating loss carryforwards of $3,011,000, which may be available to offset future taxable income for tax purposes. The federal net operating loss carryforwards will begin to expire in 2012, if unused. The state net operating loss carryforwards will begin to expire in 2005, if unused. A portion of the net operating losses are limited in their annual utilization. As of December 31, 2001, we also had research tax credit carryforwards of $345,000 for federal tax purposes and $339,000 for state tax purposes. The federal and state research tax credit carryforwards will begin to expire in 2012, if unused. In addition, as of December 31 2001, we had state manufacturer's credit carryforwards of $252,000, which will begin to expire in 2007, if unused. For financial reporting purposes, we have provided a full valuation against our deferred tax assets due to uncertainties regarding their realization.

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

        Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS 144 on January 1, 2002.. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. The Company does not expect this standard to have a material effect on the financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

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

        Allowance for doubtful accounts.    We provide a reserve against our receivables for estimated losses that may result from our customers' inability to pay. These reserves are based on known uncollectible accounts, aged receivables, historical losses and our estimate of our customers' credit-worthiness. Should a customer's account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss. The likelihood of our recognition of a material loss on an uncollectible account mainly depends on a deterioration in the economic financial strength of the customer and the general business environment. Medtronic is our single largest customer, directly accounting for 99.5% of our revenues in the six months ended June 30, 2002 and 100% of our accounts receivable at June 30, 2002 and 2001. We believe that our allowance for doubtful accounts as of June 30, 2002 with respect to Medtronic's account, even though small, is sufficient, given Medtronic's financial strength.

        Inventory.    We state inventories at the lower of average cost, determined on the first-in first-out method, or fair market value. We review the components of our inventory on a regular basis for potential excess, obsolete and impaired inventory, based on estimated future usage. The likelihood of any material adjustment of our stated inventory depends on significant changes in the competitive conditions in which we operate, new product introductions by us or our competitors, or fluctuations in customer demand.

        We estimate our labor and overhead inventory costs based on the estimated utilization of our labor force and manufacturing facilities. We periodically evaluate these costs in order to determine that any excess capacity is treated as a period expense rather than capitalized. The likelihood of a material change in our estimates of labor and overhead costs is directly related to manufacturing volume, which can vary significantly between reporting periods.

        Warranty reserves.    We estimate our potential warranty reserve based on historical claims by our customers. The likelihood of a material change in our estimated warranty reserve depends on a significant change in actual product failures and increased customer claims.

        Valuation of deferred income taxes.    We establish valuation allowances, when necessary, to reduce deferred tax assets to the amount we expect to realize, using a "more like than not" standard. We have taken a 100% valuation allowance against our deferred tax assets, which consist mostly of net operating loss carryforwards. The likelihood of a material change in our expected realization of these assets depends on our generation of future taxable income, our ability to deduct tax loss carryforwards against future taxable income and the effectiveness of our tax planning strategies in the various tax jurisdictions that we operate in.

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

Interest Rate Exposure

        Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $21,528,000 as of June 30, 2002, consist primarily of investments in debt instruments of financial institutions, corporations with strong credit ratings and United States government obligations. These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at June 30, 2002, for example, and assuming an average investment duration of ten months, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. We believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Exposure

        Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe. Although we transact business in various foreign countries, settlement amounts are usually based on the U.S. dollar. Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity on the Euro or other currencies. Based on our cash balances and revenues derived from markets other than the United States for the six months ended June 30, 2002, a hypothetical 10% adverse change in the Euro against the U.S. dollar would not result in a material foreign exchange loss. Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results in operations or cash flows.

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

Item 2.    Changes in Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Securities Holders

  We held our annual meeting of stockholders on May 28, 2002. Of the 14,593,973 shares of our common stock which could be voted at the annual meeting, 7,826,222 shares of our common stock were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

  a.
  Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
Marshall G. Cox	7,686,590	139,632
Christopher J. Calhoun	7,765,718	60,504
Michael Simpson	6,849,498	976,724
Ari Bisimis	7,715,879	110,343
David Rickey	7,761,665	64,557
Edmund Krix*	6,560,987	1,265,235

    *  Mr. Krix resigned as a Director a short time prior to the meeting of the shareholders and he has declined to serve the new term for which he was elected.

  b.
  Approval of an amendment to our Amended and Restated 1997 Stock Option and Stock Purchase Plan to increase the number of shares of common stock available for issuance there under to 7,000,000:

For	Against	Abstain	Broker Non-Votes
5,950,155	1,461,322	414,745	0
  c.
  Approval of an amendment to our certificate of incorporation to change our name to MacroPore Biosurgery, Inc.:

For	Against	Abstain	Broker Non-Votes
7,784,184	27,415	14,623	0

Item 5.    Other Information

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

  We also lease:

  •
  a 14,000 square foot research and development facility located at 6749 Top Gun Street, San Diego, California for a five-year term expiring in 2006

  •
  5,800 square feet of office space in Frankfurt, Germany for use in marketing and administration for a five-year term, expiring in 2006

  We pay an aggregate of approximately $45,000 in rent per month for our properties located in the United States and approximately €10,000 for our property in Germany.

  Staff

  As of June 30, 2002, we had 95 full-time employees, comprised of 24 employees in research and development, 27 employees in manufacturing, 17 employees in management and finance and administration, and 27 employees in marketing. As of June 30, 2001, we had 87 full-time employees, comprised of 27 employees in research and development, 23 employees in manufacturing, 17 employees in management and finance and administration and 20 employees in marketing. From time to time, we also employ independent contractors to support our administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.

Item 6.    Exhibits and Reports on Form 8-K

  a.
  Exhibits

  3.1
  Amended and Restated Certificate of Incorporation filed June 18, 2002

  10.1
  Amended and Restated 1997 Stock Option and Stock Purchase Plan as amended

  15.1
  Letter re unaudited interim financial information

  99.1
  Risk Factors

  99.2
  Certification under Section 906 of the Sarbanes-Oxley Act of 2002

  b.
  Reports on Form 8-K—Form 8-K filed on May 15, 2002 with respect to an event of May 15, 2002—press release announcing the Company's financial results for the three months ended March 31, 2002.

  c.
  Form 8-K filed on May 24, 2002 with respect to an event of May 20, 2002—the termination of the engagement of Arthur Andersen LLP as the Company's auditors.

  d.
  Form 8-K filed on June 18, 2002 with respect to an event of June 14, 2002—the appointment of KPMG LLP as the Company's auditors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on August 12, 2002.

MACROPORE BIOSURGERY, INC.
By:	/s/ CHRISTOPHER J. CALHOUN Christopher J. Calhoun Vice-Chairman, Chief Executive Officer, President

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Incorporation filed June 18, 2002

10.1
Amended and Restated 1997 Stock Option and Stock Purchase Plan as amended

15.1
Letter re unaudited interim financial information

99.1
Risk Factors

99.2
Certification under Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

  (Mark One)
MACROPORE BIOSURGERY, INC.
INDEX
  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
MACROPORE BIOSURGERY, INC. CONDENSED BALANCE SHEETS
MACROPORE BIOSURGERY, INC. CONDENSED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
MACROPORE BIOSURGERY, INC. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
MACROPORE BIOSURGERY, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2002 (Unaudited)
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Overview
  Results of Operations
  Liquidity and Capital Resources
  Unearned Compensation
  Net Operating Loss and Tax Credit Carryforwards
  Recent Accounting Pronouncements
  Critical Accounting Policies
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Interest Rate Exposure
  Foreign Currency Exchange Rate Exposure
  PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Securities Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX