Form 10-Q
period 2003-03-31
MACROPORE INC
filed 2003-05-15
CIK 1095981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

As of April 23, 2003, there were 14,540,932 shares of MacroPore Biosurgery, Inc. common stock outstanding.

MACROPORE BIOSURGERY, INC.

PART I                                                       FINANCIAL INFORMATION

Item 1.           Financial Statements

Independent Accountants’ Review Report

The Board of Directors and Shareholders
MacroPore Biosurgery, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of MacroPore Biosurgery, Inc. and subsidiaries as of March 31, 2003, and the related consolidated condensed statements of operations and comprehensive income (loss), and the consolidated condensed statements of cash flows for the three months ended March 31, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MacroPore Biosurgery, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

San Diego, California
April 25, 2003

MACROPORE BIOSURGERY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	As of March 31, 2003	As of December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,543,000	$5,108,000
Short-term investments, available-for-sale	17,960,000	19,875,000
Accounts receivable, net of allowance for doubtful accounts of $65,000 and $50,000 in 2003 and 2002, respectively	1,467,000	1,238,000
Inventories	1,148,000	1,150,000
Other current assets	684,000	843,000

Total current assets	23,802,000	28,214,000

Property and equipment, net	3,575,000	3,626,000
Other assets	559,000	562,000
Goodwill and intangibles, net	6,896,000	6,917,000

Total assets	$34,832,000	$39,319,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,794,000	$2,502,000
Current portion of long-term obligations	417,000	410,000

Total current liabilities	2,211,000	2,912,000

Deferred gain on sale of assets, related party	9,216,000	9,623,000
Deferred revenue	22,000	19,000
Long-term obligations, less current portion	691,000	770,000

Total liabilities	12,140,000	13,324,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2003 and 2002	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 16,711,414 and 16,646,664 shares issued and outstanding in 2003 and 2002, respectively	17,000	17,000
Additional paid-in capital	74,744,000	74,730,000
Unearned compensation	(846,000)	(1,057,000)
Accumulated deficit	(43,382,000)	(40,102,000)
Treasury stock, at cost; 2,170,482 and 2,118,983 shares in 2003 and 2002, respectively	(7,959,000)	(7,752,000)
Accumulated other comprehensive income	118,000	159,000

Total stockholders’ equity	22,692,000	25,995,000

Total liabilities and stockholders’ equity	$34,832,000	$39,319,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MACROPORE BIOSUGERY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002

Revenues:
Sales to related party	$1,606,000	$1,097,000
Sales to third parties	323,000	13,000

	1,929,000	1,110,000
Cost of revenues:
Cost of revenues (including stock based compensation expense of $3,000 and $4,000 for the three months ended March 31, 2003 and 2002, respectively)	639,000	550,000

Gross profit	1,290,000	560,000

Operating expenses:
Research and development, excluding stock based compensation expense of $19,000 and $135,000 for the three months ended March 31, 2003 and 2002, respectively	2,151,000	1,485,000
Sales and marketing, excluding stock based compensation expense of $18,000 and $33,000 for the three months ended March 31, 2003 and 2002, respectively	1,295,000	671,000
General and administrative, excluding stock based compensation expense of $176,000 and $301,000 for the three months ended March 31, 2003 and 2002, respectively	1,048,000	1,113,000
Stock based compensation (excluding cost of revenues stock based compensation)	213,000	469,000

Total operating expenses	4,707,000	3,738,000

Other income (expense):
Interest income	142,000	374,000
Interest and other expenses	(5,000)	(74,000)
Equity loss in investment	—	(56,000)

Net loss	(3,280,000)	(2,934,000)

Other comprehensive loss - unrealized holding loss	(41,000)	(301,000)

Comprehensive loss	$(3,321,000)	$(3,235,000)

Basic and diluted net loss per share	$(0.23)	$(0.20)

Shares used in calculating basic and diluted net loss per share	14,524,608	14,994,568

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MACROPORE BIOSURGERY, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(3,280,000)	$(2,934,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	406,000	353,000
Amortization of gain on sale of assets, related party	(380,000)	—
Stock based compensation	216,000	473,000
Interest income, related party	—	(2,000)
Equity loss in investment	—	56,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:

Accounts receivable	(229,000)	181,000
Inventories	2,000	(257,000)
Other current assets	159,000	59,000
Other assets	3,000	57,000
Accounts payable and accrued expenses	(708,000)	59,000
Deferred revenue	3,000	—
Deferred revenue from license agreement, related party	—	(75,000)

Net cash used in operating activities	(3,808,000)	(2,030,000)

Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	13,841,000	21,291,000
Purchases of short-term investments	(11,968,000)	(16,949,000)
Purchases of property and equipment	(287,000)	(373,000)
Long-term notes receivable, related party	—	(478,000)
Cost of sale of assets, related party	(27,000)	—
Acquisition costs	(46,000)	—

Net cash provided by investing activities	1,513,000	3,491,000

Cash flows from financing activities:
Principal payments on capital leases	—	(29,000)
Principal payments on long-term obligations	(72,000)	(88,000)
Proceeds from sale of common stock	9,000	—
Purchase of treasury stock	(207,000)	(476,000)

Net cash used in financing activities	(270,000)	(593,000)

Net (decrease) increase in cash	(2,565,000)	868,000

Cash and cash equivalents at beginning of period	5,108,000	2,700,000

Cash and cash equivalents at end of period	$2,543,000	$3,568,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$31,000	$63,000
Taxes	10,000	800

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MACROPORE BIOSURGERY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements.  The consolidated condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of MacroPore Biosurgery, Inc. (“MacroPore” or the “Company”) have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements for the year ended December 31, 2002 and footnotes thereto which were included in the Company’s report on Form 10-K, dated March 28, 2003.

2.              Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s significant estimates and accounting policies are revenue recognition, allowance for doubtful accounts, inventory provision and valuation of deferred income taxes.

3.              Stock Based Compensation

The Company has adopted the disclosure-only provisions of Financial Accounting Standard Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation.”  Accordingly, the Company accounts for its stock based compensation plan under the provisions of Accounting Principles Board (APB) opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations under which compensation cost is measured by the excess, if any, of the fair market value of the Company’s common stock at the date of grant over the exercise price of the option (intrinsic value method).  Compensation cost is amortized using the straight-line method over the related vesting periods.  Unearned stock based compensation costs for awards that are forfeited are reversed against compensation expense in the period of forfeiture.  Stock based awards issued to non-employees are accounted for using a fair value method and are remeasured to estimated fair value at each period end until the earlier of the date that performance by the counterparty is complete or the awards are fully vested.

As required by SFAS No. 123, the Company has determined the pro forma information as if the Company had accounted for stock options under the fair value method prescribed by SFAS No. 123.  The Company used the Black-Scholes option pricing model to determine fair value using the following weighted average assumptions: risk free interest rates ranging from 3.3% to 5.14%, dividend yield of zero, expected market price volatility factor of 98% to 100% and a weighted average expected life of the options ranging from four to seven years.  Had compensation cost for stock options been determined consistent with SFAS No. 123, the Company’s net loss and related per share amounts on a pro forma basis would be as follows:

	For the Three Months Ended March 31,
	2003	2002

Net loss:
As reported	$(3,280,000)	$(2,934,000)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	214,000	356,000
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,343,000)	(1,349,000)
Pro forma	$(4,409,000)	$(3,927,000)

Loss per common share:
As reported	$(.23)	$(.20)
Pro forma	(.30)	(.26)

The pro forma compensation expense may not be representative of such expense in future years.

4.              Short-Term Investments

Investments are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that the Company determine the appropriate classification of investments at the time of purchase based on management’s intent.  The Company’s short-term investments are classified as available-for-sale investments and are stated at fair value, with net unrealized gains or losses, if any, net of tax, reported as a separate component of stockholders’ equity.  Realized gains or losses from the sale of investments, interest income and dividends are included in interest income in the accompanying consolidated statements of operations and comprehensive income (loss).

Management reviews the carrying values of its investments and writes down such investments to estimated fair value by a charge to operations when such review results in management’s determination that an investment’s impairment is considered to be other than temporary.  The cost of securities sold is based on the specific identification method.

5.              Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out (FIFO) method, or market.  The Company periodically evaluates its on-hand stock and makes appropriate provision for any stock deemed excess or obsolete.

6.            Long-Lived Assets and Goodwill

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

7.                   Revenue Recognition

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

The Company earns revenue for performing services under development agreements.  Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event.  The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met if substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonably commensurate with the effort expended and collection of the payment is reasonably assured.  Income earned under development agreements are classified under revenues in the Company’s statements of operations.  The costs associated with development agreements are recorded as research and development expense.

Additionally, the Company earns revenue from contracted development arrangements.  These arrangements are generally time and material arrangements and accordingly any revenue is recognized as services are performed.  Any costs related to these arrangements are recognized as cost of revenue as these costs are incurred.

In September 2002, the Company entered into various agreements with Medtronic, Inc. and a related subsidiary.  The net proceeds received in the Agreements was recorded as a deferred gain on sale of assets, related party, until such a time as the technology and know how transfer is completed pursuant to the terms of the Agreement.  Upon successfully completing its requirements under these provisions of the Agreement, the Company will recognize the net gain on the sale in the statement of operations.  Additionally, the Company will recognize a component of the deferred related to the sale of craniomaxillofacial product to Medtronic under the Company’s backup supply arrangement, which provides for sales of the craniomaxillofacial product to Medtronic at cost.  Discounts from previously agreed prices have been recorded as revenues and as a reduction to the deferred gain.

A majority of the Company’s revenues are from Medtronic, Inc., under a Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002, as well as a

Development and Supply Agreement dated January 5, 2000 and amended December 22, 2000 and September 30, 2002.

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

The Company has excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2003 and 2002 as their inclusion would be antidilutive.  The number of potential common shares excluded from the calculations of diluted loss per share was 4,977,645 and 4,117,057 for the three months ended March 31, 2003 and 2002, respectively.

9.              Composition of Certain Financial Statement Captions

Inventories

	March 31, 2003	December 31. 2002
	(Unaudited)

Raw materials	$442,000	$602,000
Finished goods	706,000	548,000

	$1,148,000	$1,150,000

Property and Equipment, net

	March 31, 2003	December 31. 2002
	(Unaudited)

Office and computer equipment	$1,947,000	$1,874,000
Manufacturing and development equipment	2,883,000	2,721,000
Leasehold improvements	1,604,000	1,551,000

	6,434,000	6,146,000
Less accumulated depreciation and amortization	(2,859,000)	(2,520,000)

	$3,575,000	$3,626,000

Other Assets

	March 31, 2003	December 31. 2002
	(Unaudited)

Deposits	$399,000	$400,000
Assets held for sale	160,000	162,000

	$559,000	$562,000

Goodwill and Intangibles, net

	March 31, 2003	December 31. 2002
	(Unaudited)

Intangibles (net of accumulated amortization of $101,000 and $34,000 in 2003 and 2002, respectively)	$2,594,000	$2,661,000
Goodwill	4,302,000	4,256,000

	$6,896,000	$6,917,000

Accounts Payable and Accrued Expenses

	March 31, 2003	December 31. 2002
	(Unaudited)

Accounts payable	$431,000	$599,000
Accrued bonus	—	397,000
Accrued vacation	408,000	325,000
Accrued expenses	955,000	1,181,000

	$1,794,000	$2,502,000

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to the risks described in “Risk Factors” described in Item 3 of this Form 10-Q under the heading “Quantitative and Qualitative Disclosures About Market Risk”. We encourage you to read those descriptions carefully.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.  Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.

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

In September 2002 we sold our craniomaxillofacial “CMF” (skull and face) bone fixation implant and accessory product line to a subsidiary of Medtronic, Inc. (“Medtronic”).  We will continue to be a backup supplier for the acquired products during a transition period, which we expect to be completed in 2003.

In November 2002, we acquired StemSource, Inc. (“StemSource”), a California company specializing in stem cell bioengineering, research and technology. This has allowed us to begin developing our biologics platform technology of regenerative (stem cell) therapies using adult stem cells derived from a patient’s own adipose (fat) tissue.  In addition, this acquisition provides us technology in the field of stem cell preservation and banking, offering the opportunity for people worldwide to bank their stem cells for later personal use.

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

In January 2000, we entered into an exclusive worldwide Distribution Agreement with Medtronic for the global marketing and distribution of some of our products for use in CMF applications. We also entered into a Development and Supply Agreement with Medtronic, in January 2000, to co-develop bioresorbable implants for use in spinal fixation, stabilization and fusion applications and supply any such new implants to Medtronic as the distributor.  In September 2002, we entered into an agreement to sell substantially all of the assets related to the CMF product line to a subsidiary of Medtronic. The sale included a perpetual exclusive license to certain intangible assets to be used in the CMF surgical field, along with use of our bioresorbable implants for repair of the bone harvest site in the iliac crest. We retained all other rights to use the intangible assets in other parts of the body. In another agreement with Medtronic on the same day, we extended the term of our existing co-development and supply agreement for spinal implants to 2012, and obtained a waiver of the right of first offer to market our bioresorbable films in certain fields.

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

Building on our initial biomaterials platform technology, we have developed the SurgiWrap™ and CardioWrap™ families of bioresorbable surgical thin film.  These products are constructed from the same polylactide copolymer as our other implants.  Our bioresorbable thin films have present and potential clinical applications across multiple surgical specialties in which the primary intended market includes the control of postsurgical adhesions in cardiothoracic, general, spinal and obstetric surgeries.  We have not yet obtained clearance to market in the United States (“U.S.”) for post surgical adhesion indications, although we have received clearance for post surgical adhesion indications in Europe and in other countries.  In addition to its soft tissue reinforcement properties, extensive preclinical research has demonstrated that our bioresorbable film also acts as a barrier, controlling the formation of fibrous bands which cause adhesions.

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

In 2002 we received the CE Mark (marketing clearance in Europe) to market our bioresorbable film (SurgiWrap™ ) for the prevention of postsurgical adhesions in cardiothoracic, general, spinal and gynecological & obstetric (“OB/GYN”) surgeries.  In Canada, Thailand, Korea and Australia we have received clearance to market our surgical film for the prevention of adhesions in the heart, spine, peritoneal cavity (including bowels and organs) and OB/GYN surgeries.  To date we have established distribution agreements with a network of 28 independent international distributors to sell our bioresorbable surgical film throughout Europe, South America, the Middle East and the Far East.

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

The acquisition of StemSource has also provided us a California state-licensed tissue bank facility for the preservation of extracted stem cells.  Typically arranged through a patient’s physician, stem cell banking is the process by which adult stem cells, taken from a liposuction or other procedure, are stored (cryopreserved) in a liquid nitrogen freezer at -320°F (-196°C) exclusively for the particular patient who banked them. The banked stem cells, frozen in suspended animation, can be preserved for the life of the individual.

We are required to obtain from the Food and Drug Administration regulatory clearance of our medical device products that we market in the United States.  In addition, we must obtain marketing authorization for our products that we market in Europe, Canada, Mexico and certain other non-U.S. jurisdictions.  During 2002 and 2003, we received additional regulatory clearance or marketing authorization for our products from various jurisdictions, for the following indications:

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

For the three months ended March 31, 2003 and 2002, revenues related to the craniomaxillofacial product line sold to Medtronic in September 2002 were $612,000 and $670,000, respectively.  Included in revenue for the three months ended March 31, 2003 was $380,000 related to the amortization of gain on sale of assets, related party.  We continue to be a backup supplier to Medtronic for the acquired products during a transition period, which we expect to be completed in 2003.

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

We incurred net losses of $3,280,000 for the three months ended March 31, 2003, $13,003,000 and $11,207,000 for the years ended December 31, 2002 and 2001, respectively.  As of March 31, 2003, we had an accumulated deficit of $43,382,000.  These net losses resulted to a large extent from expenses associated with developing bioresorbable implant designs, performing preclinical studies, preparing  submissions to the FDA and foreign regulatory agencies, expanding marketing and distribution channels, further developing our manufacturing capabilities, securing intellectual property rights and trademarks and supporting our status as a public company.  We expect to expend substantial financial resources to expand marketing, training and customer support needed to generate and support higher sales, obtain additional regulatory clearances and to develop new products.  This investment is likely to result in continued operating losses for the foreseeable future until operational efficiencies are reached.

For the three months ended March 31, 2003, our $1,929,000 in revenue was composed of $1,826,000 or 94.7% from sales of our bioresorbable implant products for use in musculoskeletal, craniomaxillofacial and soft tissue applications.  The other $103,000 in revenue was composed of $99,000 or 96.1% from sales of instruments and accessories used by surgeons to form, mold and manipulate our bioresorbable products during surgical procedures and $4,000 or 3.9% from stem cell banking.  The $1,826,000 in revenue from bioresorbable implant products was composed of $515,000 or 28.2% of craniomaxillofacial revenue which were included in the September 2002 product line sale to Medtronic, $991,000 or 54.3% of musculoskeletal sales and $320,000 or 17.5% from our thin film products for soft tissue applications.  Included in revenue for the three months ended March 31, 2003 was $380,000 related to the amortization of gain on sale of assets, related party.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Revenues.  For the three months ended March 31, 2003, revenues were $1,929,000 compared to $1,110,000 for the three months ended March 31, 2002, an increase of $819,000, or 73.8%.  The increase in revenues in the three months ended March 31, 2003, was attributable to a $628,000 increase in the sales of bioresorbable implant products and instrumentation for use in musculoskeletal applications, $319,000 increase in bioresorbable thin film sales, and $4,000 in stem cell banking.  The increases were moderated by a decrease of $57,000 and $75,000 in craniomaxillofacial products and license fees with Medtronic, respectively.  The increase in musculoskeletal products revenue related to the increase in availability of the product from limited clinical evaluations to a full product release.  The increase in revenue of bioresorbable thin film product was attributable to increased acceptance and use of the product line by end users and the build up of inventory by our international distributors for the three months ended March 31, 2003, with no comparable sales in the three months ended March 31, 2002.  The craniomaxillofacial product revenue and license fees decreased in the three months ended March 31, 2003 as Medtronic continues to transition the manufacturing of craniomaxillofacial production to their own facilities.  We expect craniomaxillofacial product sales to continue to decrease throughout 2003.  Revenues attributable to Medtronic, which owns approximately 6.9% of our outstanding common stock, represented 83.2% of our revenues for the three months ended March 31, 2003, compared to 98.8% for the three months ended March 31, 2002.  The decrease in the revenue percentage attributable to Medtronic relates to the distribution of our bioresorbable thin film products by our own direct sales force and other third party distributors in the three months ended March 31, 2003 and the sale of craniomaxillofacial product line to Medtronic in September 2002.

Cost of revenues.  For the three months ended March 31, 2003, cost of revenues was $639,000 or 33.1% of revenues, compared to $550,000 or 49.5% of revenues for the three months ended March 31, 2002.  Cost of revenues includes material, manufacturing labor and overhead costs.  The decrease in cost as a percentage of revenues was primarily attributable to increased sales revenue that allowed us to absorb more of our fixed manufacturing labor and overhead costs.  The continued reduction of revenues as a result of the sale of the craniomaxillofacial product line in September 2002 could negatively impact our margins until our other products’ sales grow enough to replace the lost revenue.

Gross profit.  For the three months ended March 31, 2003, gross profit was $1,290,000 or 66.9% of revenues, compared to $560,000 or 50.5% of revenues for the three months ended March 31, 2002.  The increase in gross profit as a percentage of revenues was attributable to increased revenue and the ability to absorb more fixed manufacturing labor and overhead costs, as discussed above.

Research and development expenses.  For the three months ended March 31, 2003, research and development expenses excluding related stock based compensation expenses were $2,151,000, compared to $1,485,000 for the three months ended March 31, 2002, an increase of $666,000 or 44.8%.  Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies and clinical studies.  The $666,000 increase in research and development expenses in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily attributable to our expenditures in the biologic (stem cell) platform technology and the continued development of our biomaterial platform technology.  We expensed $836,000 in the development of our biologic platform technology in the three months ended March 31, 2003 by hiring or reassigning 14 researchers, engineers and support staff, in addition to, incurring other significant expenses related to regulatory, consulting, and facilities to develop this technology.  There were no comparable expenses in the three months ended March 31, 2002.  We spent $1,120,000 in our biomaterial platform technology relating to the development of musculoskeletal products and faster-resorbing polymer products in the three months ended March 31, 2003.  This was an additional $250,000 in spending in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, which resulted from the hiring of additional staff and various pre-clinical studies for potential biomaterial products.  We spent $195,000 developing our thin film and craniomaxillofacial product lines in the three months ending March 31, 2003 as compared to $615,000 in the three months ended March 31, 2002.  The $420,000 decrease was attributable to the successful development of our thin film product line and the discontinuance of development of the craniomaxillofacial product line sold to Medtronic.  In addition, stock based compensation related to research and development was $19,000 for the three months ended March 31, 2003 and $135,000 for the three months ended March 31, 2002.  For further information regarding stock based compensation, you should read the discussion under the section entitled “Stock based compensation expenses.”  We expect research and development spending for the year ended December 31, 2003 to increase by approximately $3,000,000 as compared to the year ended December 31, 2002 as we continue to support the research and development of therapies based on adult stem cells we acquired with the purchase of StemSource.  We also plan to continue to fund the product development efforts and seek further regulatory approvals for our current bioresorbable product lines related to musculoskeletal and thin film.

Sales and marketing expenses.  For the three months ended March 31, 2003, sales and marketing expenses excluding related stock based compensation expenses were $1,295,000, compared to $671,000 for the three months ended March 31, 2002, an increase of $624,000 or 93.0%.  Sales and marketing expenses include costs for marketing personnel, tradeshow expenses, and promotional activities and materials.  We use Medtronic for the distribution of our musculoskeletal product lines; therefore, we are focusing our sales and marketing efforts on our thin film product line domestically through a dedicated sales force and internationally through independent distributors.  The $624,000 increase in sales and marketing expenses in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily attributable to the expense of a dedicated domestic sales and marketing team to sell our thin film product line in the United States and expenses associated with international sales and marketing as we began to develop an international market for the thin film product line.  We spent $901,000 for sales and marketing to support 21 individuals to sell directly our thin film product line domestically in the three months ended March 31, 2003, with no comparable expense in three months ended March 31, 2002.  We spent $293,000 in international sales and marketing of thin film, an increase of $207,000 in expenses during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  The main contributor to this increase related to setting up a sales office in Japan.  We spent $101,000 in general product and corporate marketing expenditures in the three months ended March 31, 2003 or $484,000 less than the three months ended March 31, 2002 which was a result of our decision not to continue to supplement our distributor’s marketing of our musculoskeletal and craniomaxillofacial product lines.  In addition, stock based compensation related to sales and marketing was $18,000 for the three months ended March 31, 2003 and $33,000 for the three months ended March 31, 2002.  For further information regarding fluctuations in sales and marketing inclusive of stock based compensation, you should read the discussion under the section entitled “Stock based compensation expenses”.  We do not expect to make significant marketing expenditures related to our biologic platform technology until our research and development efforts result in commercially viable products.  We expect sales and marketing expenses to increase approximately $1,000,000 in 2003 as compared to 2002 as we continue our promotional efforts related to the thin film product line with a dedicated sales force.

General and administrative expenses.  For the three months ended March 31, 2003, general and administrative expenses excluding related stock based compensation expenses were $1,048,000, compared to $1,113,000 for the three months ended March 31, 2002, a decrease of $65,000 or 5.8%.  General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  The $65,000 decrease in general and administrative expenses for the three months ended March 31, 2003 was primarily attributable to a

$113,000 decrease that related to domestic salaries, legal and other general expenditures that was offset by a $48,000 increase in international salaries, legal, and other general expenditures.  In addition, stock based compensation related to general and administrative expenses was $176,000 for the three months ended March 31, 2003, compared to $301,000 for the three months ended March 31, 2002.  For further information regarding fluctuations in general and administrative expenses inclusive of stock based compensation, you should read the discussion under the section entitled “Stock based compensation expenses.”  We expect general and administrative expenses in absolute dollars to remain at current levels for the remainder of the year ending December 31, 2003.

Stock based compensation expenses.  For the three months ended March 31, 2003, total non-cash stock based compensation expenses classified in operating expenses were $213,000, compared to $469,000 for the three months ended March 31, 2002, a decrease of $256,000, or 54.6%.  Stock based compensation results from options issued to employees, directors and non-employees.  The stock based compensation relating to employees and directors represents the difference between the exercise price of the stock based awards and the deemed market value of the underlying common stock on the date of the grant.  The stock based compensation relating to non-employees represents the fair value of the underlying common stock on the date of grant.  Unearned stock based compensation is amortized over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant.  The overall decrease in stock based compensation expense was related to the acceleration of vesting and other modifications to compensatory stock options granted to our former president and stock options granted to consultants for services rendered in the three months ended March 31, 2002.  The decrease of $116,000 in research and development stock based compensation expense was primarily due to issuing 50,000 fully vested stock options to non-employees for consulting services rendered in the three months ended March 31, 2002.  The decrease of $15,000 in sales and marketing stock based compensation expense was due primarily to a reduction in accrued compensation costs in the last year of vesting.  The decrease of $125,000 in general and administrative stock based compensation expense was primarily due to additional expenses recorded in the three months ended March 31, 2002 as a result of accelerating vesting and modifying the exercise period of certain stock options held by our former president.

Interest income.  For the three months ended March 31, 2003, interest income was $142,000, compared to $374,000 for the three months ended March 31, 2002, a decrease of $232,000, or 62.0%.  The decrease in interest income resulted from lower interest rates and from a decrease in the funds we had available for investments.

Interest and other expenses.  For the three months ended March 31, 2003, interest and other expenses were $5,000, compared to $74,000 for the three months ended March 31, 2002, a decrease of $69,000 or 93.2%.  The decrease in interest and other expense related to a $31,000 decrease in interest expense on our long-term debt obligations, a $27,000 foreign currency gain and other income of $11,000.

Equity loss in investment.  For the three months ended March 31, 2002, our equity loss in investment was $56,000, with no comparable loss in the three months ended March 31, 2003.  The loss related entirely to our former 13.5% equity interest in StemSource, which we accounted for using the equity method.  Under the equity method of accounting, we recognized a pro rata share of StemSource’s operating losses.  In November 2002 we acquired 100% of the outstanding stock of StemSource and now include 100% of StemSource in the results of operations.

Gain on Asset Sale to Medtronic

We have not yet recognized the full gain on the September 2002 asset sale to Medtronic, and will not do so until we successfully transfer the technology and know how, including training, related to the manufacture of the craniomaxillofacial product line, which we expect to occur in 2003.  However, we have recognized approximately $646,000 related to the sale of CMF product to Medtronic under our backup supply arrangement, which provides for sales of the CMF product to Medtronic at cost.  Discounts from previously agreed price have been recorded as a reduction to the deferred gain.  We are including $9,216,000 of “Deferred gain on sale of assets, related party” on our balance sheet.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents, and short-term investments, available-for-sale, of $20,503,000 and working capital of $21,591,000.  Since inception, we have financed our operations primarily through sales of stock and from the September 2002 product line sale to Medtronic.  Our sales of preferred stock in 1999, 1998 and 1997 yielded net proceeds of $14,679,000.  On August 8, 2000, we completed our initial public offering in Germany and listed our common stock for trading on the Frankfurt Stock Exchange in Frankfurt, Germany, at which time the outstanding shares of our preferred stock were converted into 6,831,398 shares of common stock.  We received net proceeds of $43,244,000 from the sale of 3,500,000 shares of our common stock in our initial public offering.  A portion of those net proceeds have been used for research and development, to expand our manufacturing operations, to promote our brand and to pursue regulatory approvals for our products.  In addition, some of the proceeds have been used for working capital and general corporate purposes.  We have invested some of the proceeds from the offering in short-term investments, pending other uses of the proceeds in our business.

Our capital requirements depend on numerous factors, including market acceptance of our products and regulatory approvals, the resources we devote to developing and supporting our products and other factors.  We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities and for other general corporate activities.  We believe that our current cash and cash equivalents, short-term investments, available for sale, and revenue to be derived from the sale of our products will be sufficient to fund our operations at least through March 31, 2004.  Due to the acquisition of StemSource, we will also have to commit substantial cash resources to fund StemSource’s development activities in 2003, which is estimated at approximately $4,000,000.  Our strategic concept is to use the cash from the Medtronic asset sale to enable us to undertake the StemSource opportunity without affecting our remaining bioresorbable product lines of capital resources which would otherwise have been available to them.  Nonetheless, until we begin to generate sufficient revenues from our bioresorbable products operations to cover our operating costs, we may need to seek additional sources of financing in the future.  We cannot give assurance that we will generate sufficient revenues to cover our bioresorbable products operating costs or that we will be able to obtain additional financing on terms satisfactory to us, if at all.

Net cash used in operating activities was $3,808,000 and $2,030,000 for the three months ended March 31, 2003 and 2002, respectively.  For each period, net cash used in operating activities resulted primarily from net losses and working capital requirements.  Net losses for each period resulted to a large extent from expenses associated with the development of our bioresorbable designs, preclinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the establishment of marketing and distribution channels, and the improvement of our manufacturing capabilities.  In the three months ended March 31, 2003, net cash used in operating activities primarily related to our net loss of $3,280,000, and the following events: a decrease in accounts payable and accrued expenses of $708,000 related to bonuses and outstanding raw materials invoices, non-cash gain on the sale of assets to a related party of $380,000 that related to products acquired by Medtronic under a back-up supplier agreement at discounts from previously agreed prices, and an increase in accounts receivable of $229,000 related to Medtronic.  The cash used in these operating activities was offset by non-cash charges for depreciation and amortization of $406,000 and stock based compensation of $216,000, and other current assets of $159,000 primarily related to the collection of a non-trade receivable.  In the three months ended

March 31, 2002, net cash used in operating activities primarily related to our net loss of $2,934,000 and an increase in inventory of $257,000, offset by non-cash charges of $473,000 for stock based compensation and $353,000 of depreciation and amortization.  Our working capital requirements fluctuate with changes in our operating activities that include such items as sales and manufacturing costs, which affect the levels of accounts receivable, inventories and current liabilities.  We expect to use less cash in operating activities as our product lines become more profitable and will offset the associated costs.

Net cash provided by investing activities was $1,513,000 and $3,491,000 for the three months ended March 31, 2003 and 2002, respectively.  Net cash provided by investing activities for the three months ended March 31, 2003 consisted of net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we cashed in short-term investments to fund our operating activities and our financing activities).  We purchased $287,000 in property and equipment primarily to support biomaterial manufacturing and research and development of the biologics platform technology.  We used $46,000 for cost related to the acquisition of StemSource.  Net cash provided by investing activities for the three months ended March 31, 2002 consisted of net proceeds from the purchase and sale of short-term investments, which was offset by capital expenditures and loans to our corporate officers.  We expect to continue to have cash provided by investing activities as we sell our short-term investments to provide cash for our operating activities and property and equipment purchases.

Net cash used in financing activities was $270,000 and $593,000 for the three months ended March 31, 2003 and 2002, respectively.  Net cash used in financing activities for the year ended March 31, 2003 was primarily related to our repurchase of 51,499 shares of our common stock for $207,000 on the open market at an average price of $4.02 per share and payments toward long term obligations of $72,000.  We do not expect to purchase any more treasury shares in the current year.  Net cash used by financing activities for the three months ended March 31, 2002 was primarily related to the repurchase of 156,530 shares of our common stock at an average price of $3.04 and payments toward capital leases and long term obligations.

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

As of March 31, 2003, we had property and equipment of $6,434,000, less accumulated depreciation of $2,859,000 to support our clinical, research, development, manufacturing and administrative activities.  Our capital expenditures were $287,000 and $373,000 for the three months ended March 31, 2003 and 2002, respectively.  We expect capital expenditures for the next twelve months to be approximately $500,000 as we acquire additional equipment and expand our facilities that include capital expenditures for our biologics platform technology.  We intend to pay for future capital expenditures with available working capital.

The following summarizes our contractual obligations and other commitments at March 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations	1,108,000	417,000	691,000	—	—
Operating Lease Obligations	4,494,000	1,004,000	2,807,000	683,000	—
Total	5,602,000	1,421,000	3,498,000	683,000	—

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

We earn revenue for performing services under development agreements.  Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event.  The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the performance criteria for that milestone have been met if substantive effort is required to achieve the milestone, the amount of the milestone payments appears reasonably commensurate with the effort expended and collection of the payment is reasonably assured.  Income earned under development agreements are classified under revenues in our statement of operations.  The costs associated with development agreements are recorded as research and development expense.

Additionally, we earn revenue from contracted development arrangements.  These arrangements are generally time and material arrangements and accordingly any revenue is recognized as services are performed.  Any costs related to these arrangements are recognized as cost of revenue as these costs are incurred.

A majority of our revenues are from Medtronic, under its Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002, as well as its Development and Supply Agreement dated January 5, 2000 and amended December 22, 2000 and September 30, 2002.

Allowance for doubtful accounts.  We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay.  These reserves are based on known uncollectible accounts, aged receivables, historical losses and our estimate of our customers’ credit-worthiness.  Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss.  The likelihood of our recognition of a material loss on an uncollectible account mainly depends on deterioration in the economic financial strength of the customer and the general business environment.  Medtronic is our single largest customer, directly accounting for 83.2% and 98.8% of our revenues in the three months ended March 31, 2003 and 2002, respectively.  We believe that our allowance for doubtful accounts as of March 31, 2003 with respect to Medtronic’s account is sufficient, given Medtronic’s collection history and overall financial strength.

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

Accounting for income taxes:  As part of preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We establish valuation allowances, when necessary, to reduce deferred tax assets to the amount we expect to realize, using a “more likely than not” standard.

We have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets, which consist mostly of net operating loss carryforwards.  We periodically evaluate the recoverability of the deferred tax asset.  The likelihood of a material change in our expected realization of these assets depends on our generation of future taxable income, our ability to deduct tax loss carryforwards against future taxable income and the effectiveness of our tax planning strategies in the various tax jurisdictions that we operate in.  At such time as it is determined that it is more likely than not that the deferred assets are realizable, the valuation allowance will be reduced.

Unearned Compensation

We record unearned compensation for options granted to employees as the difference between the exercise price of options granted and the fair market value of our common stock on the date of grant.  Unearned compensation is amortized to stock based compensation expense and reflected as such in the Statement of Operations and Comprehensive Income (Loss).  Unearned compensation recorded through March 31, 2003 was $6,665,000 with an accumulated amortization, net of charges reversed during the period for the forfeiture of unvested awards, of $5,819,000.  The remaining $846,000 as of March 31, 2003 will be amortized using the straight-line method over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant.  We expect to record amortization expense for unearned compensation of $633,000 for the period April 1, 2003 to December 31, 2003 and $213,000 in 2004.  The amount of unearned compensation expense recorded in future periods may decrease if unvested options for which unearned compensation has been recorded are subsequently forfeited.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for some lessee obligations.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material impact on our consolidated financial position or consolidated results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including (i) rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect, and (ii) amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged.  The adoption of SFAS No. 145 did not have a material impact on our consolidated financial position or consolidated results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.  SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on our consolidated financial position or consolidated results of operations.

In December 2002, the FASB issued FASB Interpretation No. 45 (FIN 45).  FIN 45 provides guidance on how companies should record and disclose “guarantees.”  The primary principle of FIN 45 is that guarantees must be recorded as a liability, regardless of the probability of occurrence.  The amount of the liability to be accrued depends on the likelihood of the liability to occur.  The liability recognition provisions of FIN 45 shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  Additionally, FIN 45 requires certain disclosures about guarantees in our December 31, 2002 consolidated financial statements.  The adoption of FIN 45 did not have a material impact on our consolidated financial position or consolidated results of operations as we currently do not have any guarantees falling within the scope of this standard.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure — An Amendment of FASB Statement No. 123 (SFAS 148).”  This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have elected not to adopt the recognition and measurement provisions of SFAS No. 123 and continue to account for our stock-based employee compensation plan under APB Opinion No. 25 and related interpretations.  We have adopted the interim disclosure provisions required by SFAS 148 for our March 31, 2003 Form 10-Q.

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

Interest Rate Exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments.  These short-term investments, reported at an aggregate fair market value of $17,960,000 as of March 31, 2003, consist primarily of investments in debt instruments of financial institutions, corporations with strong credit ratings and United States government obligations.  These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at March 31, 2003, for example, and assuming average investment duration of ten months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer.  We believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.  Changes in interest rates would, of course, affect the interest income which we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe.  Although we transact business in various foreign countries, settlement amounts are usually based on the U.S. dollar.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended March 31, 2003, a hypothetical 10% adverse change in the Euro against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Moreover, our operating results can vary substantially from analyst expectations and from previous periodic results for many reasons, including the timing of product introductions and distributor purchase orders.  Also, the sale of our craniomaxillofacial bone fixation implant and accessory product line in 2002, which had represented a large portion of our revenues, will distort quarterly and annual earning comparisons through 2003.  Earnings surprises can have a disproportionate effect on the stock prices of emerging companies such as ours.  Also, our stock price is likely to be disproportionately affected by changes which generally affect the economy, the stock market or the medical device industry.

We have never been profitable

We have incurred net losses in each year since we started doing business, including net losses of $3,280,000 for the three months ended March 31, 2003.  These losses have resulted primarily from expenses associated with our research and development activities, including extensive in vitro testing and numerous preclinical studies and general and administrative expenses, as well as.  We anticipate that our recurring operating expenses will increase for the next several years, as our research and development expenses may increase in order to develop and market new products and fund additional preclinical research and possibly clinical trials.  We expect to continue to incur losses through the end of 2003, and the amount of future net losses and time necessary to reach profitability are somewhat uncertain.  Even if our bone fixation and thin film medical device product lines achieve profitability, development-stage losses related to our development of stem cell regenerative technology could keep us in a loss position on a consolidated basis for several years.

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

We rely on Medtronic to distribute our products

We have limited experience in sales, marketing and distribution.  Therefore, our strategy for sales and marketing of our resorbable products has included entering into agreements with other companies to market many of our current and certain future products incorporating our technology.  We have derived the vast majority of our 2002 and 2003 revenues from the sale of products to our distribution partner Medtronic Inc. (Medtronic).  Although we have engaged a direct sales force to market our SurgiWrap™ bioresorbable film product line in the United States and we have entered into independent international distribution agreements in foreign countries for our bioresorbable product lines, we cannot guarantee that this sales force or international distributors will adequately penetrate the markets to generate significant revenues to offset our reliance on Medtronic.

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

Medtronic owns approximately 6.9% of our stock, which may limit our ability to negotiate commercial arrangements optimally with Medtronic.

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

We may need to raise more cash in the future

If we do not increase our sales quickly enough or if we choose to invest additional cash in areas of promise, we may be required to seek additional capital to finance our operations in the future.  As of March 31, 2003, we had $20,503,000 of cash, cash equivalents and short-term investments; we have always had negative cash flow from operations.  Our 2002 sale of the craniomaxillofacial product line to Medtronic has buttressed that cash position, but our acquisition of StemSource will result in a substantial cash requirement for research and development.  Other than our current equipment financing lines of credit, we currently have no commitments for any additional debt or equity financing, and there can be no guarantee that adequate funds for our operations from any additional debt or equity financing, our operating revenues, arrangements with distribution partners or from other sources will be available when needed or on terms attractive to us.  The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research or product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, and could have a substantial negative effect on the results of our operations and financial condition.

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

Item 4.           Controls and Procedures

(a)          Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective.

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

•                       15,000 square feet of which all is used for research and development, located at 1125 Business Center Circle, Thousand Oaks, California for a five-year term, expiring in 2006. This space will become excess in May of this year.

We pay an aggregate of approximately $66,000 in rent per month for our properties located in the United States and approximately €11,000 in rent per month for our property in Germany.

Staff

As of March 31, 2003, we had 103 full-time employees, comprised of 35 employees in research and development, 22 employees in manufacturing, 18 employees in management and finance and administration and 28 employees in sales and marketing.  As of March 31, 2002, we had 89 full-time employees, comprised of 21 employees in research and development, 25 employees in manufacturing, 17 employees in management and finance and administration, and 26 employees in sales and marketing.  From time to time, we also employ independent contractors to support our administrative organizations.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.

Item 6.    Exhibits and Reports on Form 8-K

a.               Exhibits

15.1                     Letter re unaudited interim financial information

99.1                     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

b.              Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf  by the undersigned thereunto duly authorized, in San Diego, California, on May 15, 2003.

MACROPORE BIOSURGERY, INC.

By:	/s/ Christopher J. Calhoun
Christopher J. Calhoun
Chief Executive Officer, President

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

(b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
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

(b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ Ari E. Bizimis
Ari E. Bizimis, Chief Financial Officer

EXHIBIT INDEX

15.1	Letter re unaudited interim financial information

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002