Form 10-Q
period 2003-06-30
MACROPORE INC
filed 2003-08-14
CIK 1095981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

As of July 22, 2003, there were 14,585,599 shares of MacroPore Biosurgery, Inc. common stock outstanding.

MACROPORE BIOSURGERY, INC.

i

PART I                  FINANCIAL INFORMATION

Item 1.   Financial Statements

Independent Accountants’ Review Report

The Board of Directors and Shareholders

MacroPore Biosurgery, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of MacroPore Biosurgery, Inc. and subsidiaries as of June 30, 2003, and the related consolidated condensed statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002, and the consolidated condensed statements of cash flows for the six months ended June 30, 2003 and 2002.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

San Diego, California
August 11, 2003

MACROPORE BIOSURGERY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,088,000	$5,108,000
Short-term investments, available-for-sale	16,608,000	19,875,000
Accounts receivable, net of allowance for doubtful accounts of $65,000 and $50,000 in 2003 and 2002, respectively	1,186,000	1,238,000
Inventories	1,054,000	1,150,000
Other current assets	575,000	843,000

Total current assets	21,511,000	28,214,000

Property and equipment, net	3,471,000	3,626,000
Other assets	443,000	562,000
Goodwill and intangibles, net	7,195,000	6,917,000

Total assets	$32,620,000	$39,319,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,994,000	$2,502,000
Current portion of long-term obligations	426,000	410,000

Total current liabilities	2,420,000	2,912,000

Deferred gain on sale of assets, related party	8,798,000	9,623,000
Deferred revenue	22,000	19,000
Long-term obligations, less current portion	581,000	770,000

Total liabilities	11,821,000	13,324,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2003 and 2002	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 16,717,581 and 16,646,664 shares issued and 14,535,599 and 14,527,681 shares outstanding in 2003 and 2002, respectively	17,000	17,000
Additional paid-in capital	74,750,000	74,730,000
Unearned compensation	(635,000)	(1,057,000)
Accumulated deficit	(45,441,000)	(40,102,000)
Treasury stock, at cost	(7,999,000)	(7,752,000)
Accumulated other comprehensive income	107,000	159,000

Total stockholders’ equity	20,799,000	25,995,000

Total liabilities and stockholders’ equity	$32,620,000	$39,319,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MACROPORE BIOSURGERY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Sales to related party	$2,585,000	$2,700,000	$4,191,000	$3,797,000
Sales to third parties	318,000	7,000	641,000	20,000

	2,903,000	2,707,000	4,832,000	3,817,000
Cost of revenues:
Cost of revenues (including stock based compensation expense of $3,000 for the three months ended June 30, 2003 and 2002; $6,000 and $7,000 for the six months ended June 30, 2003 and 2002, respectively)	787,000	981,000	1,426,000	1,531,000

Gross profit	2,116,000	1,726,000	3,406,000	2,286,000

Operating expenses:
Research and development, excluding stock based compensation expense of $20,000 and $25,000 for the three months ended June 30, 2003 and 2002, respectively; $39,000 and $160,000 for the six months ended June 30, 2003 and 2002, respectively	2,107,000	1,388,000	4,258,000	2,873,000
Sales and marketing, excluding stock based compensation expense of $18,000 and $34,000 for the three months ended June 30, 2003 and 2002, respectively; $36,000 and $67,000 for the six months ended June 30, 2003 and 2002, respectively	1,004,000	1,026,000	2,299,000	1,697,000
General and administrative, excluding stock based compensation expense of $174,000 and $216,000 for the three months ended June 30, 2003 and 2002, respectively; $350,000 and $517,000 for the six months ended June 30, 2003 and 2002, respectively	951,000	855,000	1,999,000	1,968,000
Stock based compensation (excluding cost of revenues stock based compensation)	212,000	275,000	425,000	744,000

Total operating expenses	4,274,000	3,544,000	8,981,000	7,282,000

Other income (expense):
Interest income	105,000	263,000	247,000	637,000
Interest and other (expenses) income, net	(6,000)	9,000	(11,000)	(65,000)
Equity loss in investment	—	(57,000)	—	(113,000)

Net loss	(2,059,000)	(1,603,000)	(5,339,000)	(4,537,000)

Other comprehensive income (loss): unrealized holding (loss) gain	(11,000)	129,000	(52,000)	(172,000)

Comprehensive loss	$(2,070,000)	$(1,474,000)	$(5,391,000)	$(4,709,000)

Basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.37)	$(0.31)

Shares used in calculating basic and diluted net loss per share	14,540,734	14,290,825	14,532,716	14,466,216

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MACROPORE BIOSURGERY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(5,339,000)	$(4,537,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	822,000	723,000
Amortization of gain on sale of assets, related party	(788,000)	—
Stock based compensation	431,000	751,000
Interest income, related party	—	(9,000)
Equity loss in investment	—	113,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:

Accounts receivable	52,000	(1,312,000)
Inventories	96,000	(477,000)
Other current assets	268,000	281,000
Other assets	73,000	57,000
Accounts payable and accrued expenses	(577,000)	52,000
Deferred revenue	3,000	—
Deferred revenue from license agreement, related party	—	(150,000)

Net cash used in operating activities	(4,959,000)	(4,508,000)

Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	29,106,000	33,972,000
Purchases of short-term investments	(25,892,000)	(24,421,000)
Purchases of property and equipment	(531,000)	(761,000)
Long-term notes receivable, related party	—	(478,000)
Cost of sale of assets, related party	(37,000)	—
Acquisition costs	(344,000)	—
Proceeds from the sale of impaired assets	46,000	—

Net cash provided by investing activities	2,348,000	8,312,000

Cash flows from financing activities:
Principal payments on capital leases	—	(58,000)
Principal payments on long-term obligations	(173,000)	(225,000)
Proceeds from the exercise of employee stock options	11,000	11,000
Purchase of treasury stock	(249,000)	(2,783,000)
Proceeds from sale of treasury stock	2,000	—

Net cash used in financing activities	(409,000)	(3,055,000)

Net (decrease) increase in cash	(3,020,000)	749,000

Cash and cash equivalents at beginning of period	5,108,000	2,700,000

Cash and cash equivalents at end of period	$2,088,000	$3,449,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$63,000	$122,000
Taxes	11,000	800

Supplemental schedule of non-cash investing activities:
Increase in cost of acquisition (note 9)	$(361,000)	$—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MACROPORE BIOSURGERY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements as of and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements.  The consolidated condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of MacroPore Biosurgery, Inc. (“MacroPore” or the “Company”) have been included.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements for the year ended December 31, 2002 and footnotes thereto which were included in the Company’s report on Form 10-K, dated March 28, 2003.

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

As required by SFAS No. 123, the Company has determined the pro forma information as if the Company had accounted for stock options under the fair value method prescribed by SFAS No. 123.  The Company used the Black-Scholes option pricing model to determine fair value using the following weighted average assumptions: risk free interest rates ranging from 2.84% to 6.7%, dividend yield of zero, expected market price volatility factor of 60% to 100% and a weighted average expected life of the options ranging from four to eight years.  Had compensation cost for stock options been determined consistent with SFAS No. 123, the Company’s net loss and related per share amounts on a pro forma basis would be as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$(2,059,000)	$(1,603,000)	$(5,339,000)	$(4,537,000)
Add: Stock based employee compensation expense included in reporting net loss, net of related tax effects	215,000	264,000	431,000	620,000

Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,161,000)	(1,074,000)	(2,504,000)	(2,418,000)

Pro forma	$(3,005,000)	$(2,413,000)	$(7,412,000)	$(6,335,000)

Loss per common share:
As reported	$(0.14)	$(0.11)	$(0.37)	$(0.31)
Pro forma	(0.21)	$(0.17)	$(0.51)	$(0.44)

The pro forma compensation expense may not be representative of such expense in future periods.

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

In September 2002, the Company entered into various agreements with Medtronic, Inc. and a related subsidiary.  The net proceeds received in the Agreements was recorded as a deferred gain on sale of assets, related party, until such a time as the technology and know how transfer is completed pursuant to the terms of the Agreement.  Upon successfully completing its requirements under these provisions of the Agreement, the Company will recognize the net gain on the sale in the statement of operations.  Additionally, the Company will recognize a component of the deferred gain related to the sale of craniomaxillofacial product to Medtronic under the Company’s backup supply arrangement, which provides for sales of the craniomaxillofacial product to Medtronic at cost.  Discounts from previously agreed prices have been recorded as revenues and as a reduction to the deferred gain.

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

The Company has excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2003 and 2002 as their inclusion would be antidilutive.  The number of potentially dilutive common shares excluded from the calculations of diluted loss per share were 4,965,246 and 4,891,259 for the three and six months ended June 30, 2003 and 4,129,728 and 3,996,419 for the three and six months ended June 30, 2002.

9.              Loss on Unused Office Space

In conjunction with the acquisition of StemSource in 2002, the Company was left with significant excess facility capacity associated with a non-cancelable 45 month operating lease commitment.  The initial determination and computation of the initial provision for loss were performed in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

As of December 31, 2002, the Company had met the criteria of EITF 95-3 with regards to formulating a plan to exit an activity.  Additionally, the cost represented an amount to be incurred by the combined company under a contractual obligation of the acquired company that existed prior to the consummation date and continued after the plan was scheduled to be completed with no economic benefit to the combined company.

As such, the initial provision for loss totaling $210,000 was recorded as a liability at the date of acquisition.

The initial provision for loss on unused office space recorded in 2002 was determined based upon management’s analysis, review and assessment as of December 31, 2002, of the expected realization of projected sublease income associated with the expected excess facility capacity, compared to the aggregate scheduled lease payments through the remainder of the lease terms.  Also, the Company consulted a national real estate consulting firm to evaluate the current market conditions regarding sublease rates, available commercial real estate capacity in the relevant market and other factors that would be necessary to assess the loss.  These factors were used as the basis in estimating the sublease income in order to determine the net loss from unused office space.

During the second quarter, the estimated timeframe for when the Company would be able to exit the lease was changed.  The Company again consulted a national real estate consulting firm to assess the expected range of probable sublease rates giving consideration to the current market for commercial real estate, remaining lease term, property location, and other relevant factors.  Based on the expected sublease rates, remaining lease term and the estimated “sublease period”, management concluded an additional provision of $361,000 was required in the second quarter of 2003.  This additional provision was recorded as an increase to goodwill.

The Company periodically evaluates the adequacy of this accrual and the related variables and assumptions used to calculate the estimated loss on unused office space.  The accrual for loss on unused office space as of June 30, 2003 was $485,000, net of cumulative lease payments totaling approximately $86,000 which have been charged to the accrual.

10.  Stockholders’ Rights Plan

On May 28, 2003, the Board declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock, par value $0.001 per share (the “Common Stock”), of the Corporation.  The dividend is payable to the stockholders of record on June 10, 2003 (the “Record Date”) with respect to shares of Common Stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of Common Stock issued after the Distribution Date.  Except as set forth below, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth (1/1000th) of a share of Series RP Preferred Stock of the Company, $0.001 par value per share (the “Preferred Stock”), at a price of $25.00 per one one-thousandth (1/1000th) of a share of Preferred Stock (the “Purchase Price”), subject to adjustment.  The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between the Company and Computershare Trust Company, Inc., as Rights Agent (the “Rights Agent”), dated as of May 29, 2003.

Initially, the Rights will be attached to certificates representing shares of Common Stock then outstanding, and no separate certificates representing the Rights (“Right Certificates”) will be distributed.  The Rights will separate from the Common Stock upon the earlier to occur of (i) a person or group of affiliated or associated persons having acquired, without the prior approval of the Board, beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 days, or such later date as the Board may determine, following the commencement of or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming an Acquiring Person (as hereinafter defined) except pursuant to a Permitted Offer (as hereinafter defined) (the “Distribution Date”).  A person or group whose acquisitions of shares of Common Stock cause a Distribution Date pursuant to clause (i) above is an “Acquiring Person,” with certain exceptions as set forth in the Rights Agreement.  The date that a person or group is first publicly announced to have become such by the Company or such Acquiring Person is the “Shares Acquisition Date.”

The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the associated shares of Common Stock.  Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Stock certificates issued after the Record Date upon transfer or new issuance of shares of Common Stock will contain a notation incorporating the Rights Agreement by reference.  Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for shares of Common Stock outstanding as of the Record Date, will also constitute the transfer of the Rights associated with the shares of Common Stock represented by such certificate.  As soon as practicable following the Distribution Date, Right Certificates will be mailed to the holders of record of shares of the Common Stock as of the close of business on the Distribution Date (and to each initial record holder of certain shares of Common Stock issued after the Distribution Date), and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 29, 2013, unless earlier redeemed by the Company as described below.

In the event that any person becomes an Acquiring Person (except pursuant to a tender or exchange offer which is for all outstanding shares of Common Stock at a price and on terms which a majority of certain members of the Board determines to be adequate and in the best interests of the Company, its stockholders and other relevant constituencies, other than such Acquiring Person, its affiliates and associates (a “Permitted Offer”)), each holder of a Right will thereafter have the right (the “Flip-In Right”) to receive upon exercise the number of shares of Common Stock (or, in certain circumstances, of one one-thousandths (1/1000ths) of a share of Preferred Stock or other securities of the Company) having a value (immediately prior to such triggering event) equal to two times the then-applicable Purchase Price of the Right.  Notwithstanding the foregoing, following the occurrence of the event described above, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person or any affiliate or associate thereof will be null and void.  The Board has the option, at any time after any person becomes an Acquiring Person, to exchange all or part of the then-exercisable Rights (excluding those that have become void, as described in the immediately preceding sentence) for shares of Common Stock, at an exchange ratio determined by dividing the then-applicable Purchase Price by the then-current market price per share of Common Stock as determined in accordance with the Rights Agreement.  However, this option generally terminates if any person becomes the beneficial owner of 50% or more of the Common Stock.

In the event that, at any time following the Shares Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction in which the holders of all of the outstanding shares of Common Stock immediately before the consummation of the transaction are not the holders of all of the surviving corporation’s voting power, or (ii) more than 50% of the Company assets or earning power is sold or transferred, in either case with or to (x) an Acquiring Person or any affiliate or associate thereof or (y) any other person in which such Acquiring Person, affiliate or associate has an interest or any person acting on behalf of or in concert with such Acquiring Person, affiliate or associate, or (z) if, in such transaction, all holders of shares of Common Stock are not treated alike, any other person, then each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right (the “Flip-Over Right”) to receive, upon exercise, common shares of the acquiring company (or, in certain circumstances, its parent) having a value equal to two times the exercise price of the Right.  The holder of a Right will continue to have the Flip-Over Right whether or not such holder exercises or surrenders the Flip-In Right.

The Purchase Price payable, and the number of shares of Preferred Stock, shares of Common Stock or other securities issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) upon the grant to holders of shares of the Preferred Stock of certain rights or warrants to subscribe for or purchase shares of Preferred Stock at a price, or securities convertible into Preferred Stock with a conversion price, less than the then current market price of the Preferred Stock or (iii) upon the distribution to holders of shares of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

The number of outstanding Rights and the number of one one-thousandths (1/1000ths) of a share of Preferred Stock issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Stock or a stock dividend on the Common Stock payable in Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price.

At any time prior to the earlier to occur of (i) a person becoming an Acquiring Person or (ii) the expiration of the Rights, and under certain other circumstances, the Company may redeem the Rights in whole, but not in part, at a price (payable in cash or, at the Company’s election, in Common Stock) of $0.001 per Right (the “Redemption Price”), which redemption shall be effective upon the action of the Board.  Additionally, following the Shares Acquisition Date, the Corporation may redeem the then outstanding Rights in whole, but not in part, at the Redemption Price, provided that such redemption is in connection with a merger or other business combination transaction or series of transactions involving the Company in which all holders of shares of Common Stock are treated alike but not involving an Acquiring Person or its affiliates or associates.

Other than those provisions relating to the rights, duties and obligations of the Rights Agent and certain principal economic terms of the Rights, all of the provisions of the Rights Agreement may be amended by the Board before the Distribution Date.  After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, defect or inconsistency, to make changes that do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or, subject to certain limitations, to shorten or lengthen any time period under the Rights Agreement.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.  While the distribution of the Rights will not be taxable to stockholders of the Company, stockholders may, depending upon the circumstances, recognize taxable income should the Rights become exercisable or upon the occurrence of certain events thereafter.

This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed under Form 8-K on May 29, 2003.

Each share of Common Stock outstanding on May 28, 2003 received one Right.  As long as the Rights are attached to the shares of Common Stock, the Company will issue one Right with each new share of Common Stock so that all such shares will have attached rights.

The Rights have certain anti-takeover effects.  The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the Rights being redeemed or a substantial number of Rights being acquired.  However, the Rights should not interfere with any tender offer or merger approved by the Company (other than with an Acquiring Person) because the Rights do not become exercisable in the event of a Permitted Offer or other acquisition exempted by the Board.

11.  Composition of Certain Financial Statement Captions

Inventories

	June 30, 2003	December 31. 2002
	(Unaudited)

Raw materials	$352,000	$602,000
Finished goods	702,000	548,000

	$1,054,000	$1,150,000

Property and Equipment, net

	June 30, 2003	December 31. 2002
	(Unaudited)

Office and computer equipment	$2,008,000	$1,874,000
Manufacturing and development equipment	2,982,000	2,721,000
Leasehold improvements	1,688,000	1,551,000

	6,678,000	6,146,000
Less accumulated depreciation and amortization	(3,207,000)	(2,520,000)

	$3,471,000	$3,626,000

Other Assets

	June 30, 2003	December 31. 2002
	(Unaudited)

Deposits	$327,000	$400,000
Assets held for sale	116,000	162,000

	$443,000	$562,000

Goodwill and Intangibles, net

	June 30, 2003	December 31. 2002
	(Unaudited)

Intangibles (net of accumulated amortization of $169,000 and $34,000 in 2003 and 2002, respectively)	$2,526,000	$2,661,000
Goodwill	4,669,000	4,256,000

	$7,195,000	$6,917,000

Accounts Payable and Accrued Expenses

	June 30, 2003	December 31. 2002
	(Unaudited)

Accounts payable	$433,000	$599,000
Accrued bonus	—	397,000
Accrued vacation	427,000	325,000
Accrued expenses	1,134,000	1,181,000

	$1,994,000	$2,502,000

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to the risks described in “Risk Factors” described in Item 3 of this Form 10-Q under the heading “Quantitative and Qualitative Disclosures About Market Risk.”  We encourage you to read those descriptions carefully.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements except as required by law.  Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.

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

In January 2000, we entered into an exclusive worldwide Distribution Agreement with Medtronic for the global marketing and distribution of some of our products for use in CMF applications. We also entered into a Development and Supply Agreement with Medtronic, in January 2000, to co-develop bioresorbable implants for use in spinal fixation, stabilization and fusion applications and supply any such new implants to Medtronic as the distributor.  As mentioned above, in September 2002, we entered into an agreement to sell substantially all of the assets related to the CMF product line to a subsidiary of Medtronic.  The sale included a perpetual exclusive license to certain intangible assets to be used in the CMF surgical field, along with use of our bioresorbable implants for repair of the bone harvest site in the iliac crest.  We retained all other rights to use the intangible assets in other parts of the body.  In another agreement with Medtronic on the same day, we extended the term of our existing co-development and supply agreement for spinal implants to 2012, and obtained a waiver of the right of first offer to market our bioresorbable films in certain fields.

We are continuing development of new products and materials useful for the repair and regeneration of bone.  We are currently engaged in a clinical marketing study related to our FDA approved faster-resorbing polymer (FRP) which may be particularly useful in treating pediatric patients due to their rapid rate of bone growth, and we are developing additional products for use in spinal fusion procedures, long-bone repair, healing of nonunion fractures and cyst or tumor removal site repair, among other things.  These future products may require further development and regulatory clearance or approval, potentially including clinical trials, prior to marketing and commercial use.

Building on our initial biomaterials platform technology, we have developed the SurgiWrap™ and CardioWrap™ families of bioresorbable surgical thin film.  These products are constructed from the same polylactide copolymer as our other implants.  Our bioresorbable thin films have present and potential clinical applications across multiple surgical specialties in which the primary intended market includes the control of postsurgical adhesions in cardiothoracic, general, spinal and obstetric surgeries.  We have not yet obtained clearance to market in the United States (“U.S.”) for postsurgical adhesion indications, although we have received clearance for postsurgical adhesion indications in Europe and in other countries.  In addition to its soft tissue reinforcement properties, extensive preclinical research has demonstrated that our bioresorbable film also acts as a barrier, controlling the formation of fibrous bands which cause adhesions.

In 2001 we received our first regulatory clearances from the FDA to market our SurgiWrap™ bioresorbable film for reinforcement of soft tissues throughout the body and as a bridging material where indicated.  Some of the uses include, but are not limited to, repair of fascial defects including vaginal prolapse repair, colon and rectal prolapse repair, and reconstruction of the pelvic floor.  Additional U.S. clearance includes the prevention of postsurgical adhesions in specific ear, nose and throat (“ENT”) procedures.  In June 2002, we hired a direct sales force in the U.S. to sell SurgiWrap™ film as an adhesion control product for specified ENT procedures and for soft tissue support.  The sales team covered some of  the major metropolitan areas in the U.S. market.

In 2002 we received the CE Mark (marketing clearance in Europe) to market our bioresorbable film (SurgiWrap™ ) for the prevention of postsurgical adhesions in cardiothoracic, general, spinal and gynecological & obstetric (“OB/GYN”) surgeries.  In Canada, Thailand, Korea, Mexico, Peru, Singapore, Malaysia and Australia we have received clearance to market our surgical film for the prevention of adhesions in the heart, spine, peritoneal cavity (including bowels and organs) and OB/GYN surgeries.  To date we have established distribution agreements with a network of 29 independent international distributors to sell our bioresorbable surgical film throughout Europe, South America, the Middle East and the Far East.

Through the acquisition of StemSource in November 2002, we are moving to advance stem cell therapies that promote the healing or regeneration of the patient’s own tissues with the patient’s own stem cells.  We believe adult stem cells, harvested from the patient’s fat tissue through a liposuction procedure, have the ability to offer replacement cells to treat life-altering or life-threatening disorders.  StemSource’s approach has significant advantages over many other stem cell technologies.  StemSource developed devices and techniques to harvest adult stem cells from fat, and demonstrated the ability of adipose (fat)-derived stem cells to differentiate into a variety of tissues in vitro.

A stem cell is an unspecialized cell that can become many of the two-hundred-plus tissues that make up the body.  Of the two types of stem cells, adult (found in various tissues after birth), and embryonic (fetal tissue), our efforts are exclusively directed toward adult stem cell autologous transplantation (separation of the stem cells from a person’s fat and delivering them back to the same person where needed).

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

         For the six months ended June 30, 2003 and 2002, revenues related to the craniomaxillofacial product line sold to Medtronic in September 2002 were $1,226,000 and $1,296,000, respectively.  Included in revenue for the six months ended June 30, 2003 was $788,000 related to the amortization of the deferred gain on sale of assets, related party.  For the three months ended June 30, 2003 and 2002, revenues related to the craniomaxillofacial product line were $613,000 and $627,000, respectively.  Included in revenue for the three months ended June 30, 2003 was $407,000 related to the amortization of the deferred gain on sale of assets, related party.  We continue to be a backup supplier to Medtronic for the acquired products during a transition period, which we expect to be completed in the fourth quarter of 2003 or the first quarter of 2004.  The amortization of deferred gain on the sale of assets, related party, relates to the sale of the CMF product line to Medtronic in September 2002.  A portion of the deferred gain is recognized as revenue under the backup supplier agreement with Medtronic which provides for sales of CMF products at cost.  Discounts from the previously agreed price have been recorded as a reduction to the deferred gain on sale of assets, related party.

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

We incurred net losses of $5,339,000 for the six months ended June 30, 2003, $13,003,000 and $11,207,000 for the years ended December 31, 2002 and 2001, respectively.  As of June 30, 2003, we had an accumulated deficit of $45,441,000.  These net losses resulted to a large extent from expenses associated with developing bioresorbable implant designs, performing preclinical studies, preparing  submissions to the FDA and foreign regulatory agencies, expanding marketing and distribution channels, further developing our manufacturing capabilities, securing intellectual property rights and trademarks and supporting our status as a public company.  We expect to expend substantial financial resources to expand marketing, training and customer support needed to generate and support higher sales, obtain additional regulatory clearances and to develop new products.  This investment is likely to result in continued operating losses for the foreseeable future until operational efficiencies are reached.

For the six months ended June 30, 2003, our $4,832,000 in revenue was composed of $4,671,000 or 96.7% from sales of our bioresorbable implant products for use in musculoskeletal, soft tissue applications, and craniomaxillofacial.  Craniomaxillofacial products were included in the September 2002 product line sale to Medtronic.  The $4,671,000 in revenue from bioresorbable implant products was comprised of $2,958,000 or 63.3% of musculoskeletal sales, $637,000 or 13.6% of thin film products for soft tissue applications and $1,076,000 or 23.1% of craniomaxillofacial revenue.  The $161,000 in revenue not related to bioresorbable implants was composed of $156,000 from sales of instruments and accessories used by surgeons to form, mold and manipulate our bioresorbable products during surgical procedures and $5,000 from our stem cell storage services.  Included in revenue for the three and six months ended June 30, 2003 was $407,000 and $787,000, respectively, related to the amortization of gain on sale of assets, related party.

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Revenues.  For the three months ended June 30, 2003, revenues were $2,903,000 compared to $2,707,000 for the three months ended June 30, 2002, an increase of $196,000, or 7.2%.  The revenue for the three months ended June 30, 2003 was comprised of $1,972,000 in musculoskeletal applications, $317,000 in thin film products, $613,000 in craniomaxillofacial products of which $408,000 related to the amortization of gain on sale of assets, related party and $1,000 in stem cell storage services.  The revenue for the three months ended June 30, 2002 was composed of $2,001,000 in musculoskeletal applications of which $150,000 related to an engineering project that involved musculoskeletal products, $4,000 in thin film products, $627,000 in craniomaxillofacial products and $75,000 that related to craniomaxillofacial product license fees.  Excluding the musculoskeletal engineering project of $150,000 in 2002, the $121,000 increase in musculoskeletal products revenue in the three months ended June 30, 2003 related to replenishment orders exceeding an initial stocking order in the three months ended June 30, 2002.  The $313,000 increase in bioresorbable thin film product revenue in the three months ended June 30, 2003 was attributable to increased market acceptance.  The $14,000 decrease in craniomaxillofacial products and the $75,000 decrease in license fee revenue in the three months ended June 30, 2003 related to Medtronic continuing to transition the manufacturing of craniomaxillofacial production to their own facilities.  We expect craniomaxillofacial product sales to continue to decrease throughout 2003 and cease shortly thereafter.  Revenues attributable to Medtronic, which owns approximately 6.9% of our outstanding common stock, represented 89.0% of our revenues for the three months ended June 30, 2003, compared to 99.7% for the three months ended June 30, 2002.  The decrease in the revenue percentage attributable to Medtronic relates to the distribution of our bioresorbable thin film products by our own direct sales force and other third party distributors in the three months ended June 30, 2003 and the sale of craniomaxillofacial product line to Medtronic in September 2002.

Cost of revenues.  For the three months ended June 30, 2003, cost of revenues was $787,000 or 27.1% compared to $981,000 or 36.2% of revenues for the three months ended June 30, 2002.  Cost of revenues includes material, manufacturing labor and overhead costs.  Included in the cost of revenue in the three months ended June 30, 2002 was $188,000 of costs associated with an engineering project that involved musculoskeletal products.  Excluding the costs associated with the engineering project and $150,000 of related revenue, the cost of revenue percentage would be 31.0% for the three months ending June 30, 2002.  Excluding the engineering project, the decrease of 3.9% in cost as a percentage of revenues in the three months ended June 30, 2003 was primarily attributable to increased sales revenue that allowed us to absorb more of our fixed manufacturing labor and overhead costs.  The continued reduction of revenues as a result of the sale of the craniomaxillofacial product line in September 2002 could negatively impact our margins until our other products’ sales grow enough to replace the lost revenue.

Gross profit.  For the three months ended June 30, 2003, gross profit was $2,116,000 or 72.9% of revenues, compared to $1,726,000 or 63.8% of revenues for the three months ended June 30, 2002.  The increase in gross profit as a percentage of revenues was primarily attributable to increased revenue and the ability to absorb more of our fixed manufacturing labor and overhead costs, as discussed above.

Research and development expenses.  For the three months ended June 30, 2003, research and development expenses excluding related stock based compensation expenses were $2,107,000, compared to $1,388,000 for the three months ended June 30, 2002, an increase of $719,000 or 51.8%.  Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies and preclinical studies.  The $719,000 increase in research and development expenses in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily attributable to our expenditures in the biologic (stem cell) platform technology.  We expended $1,066,000 in the development of our biologic platform technology in the three months ended June 30, 2003 by employing 12 researchers, engineers and support staff, in addition to incurring other significant expenses related to regulatory, consulting, and facilities to develop this technology.  There were no comparable expenses in the three months ended June 30, 2002.  We spent $1,041,000 in our biomaterial platform technology relating to the development of musculoskeletal products and faster-resorbing polymer products in the three months ended June 30, 2003 as compared to $1,388,000 in the three months ended June 30, 2002.  The $347,000 decrease in spending during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, was attributable to the successful development of our thin film product line and the discontinuance of development of the craniomaxillofacial product line which was sold to Medtronic.  In addition, stock based compensation related to research and development was $20,000 for the three months ended June 30, 2003 and $25,000 for the three months ended June 30, 2002.  For further information regarding stock based compensation, you should read the discussion under the section entitled “Stock based compensation expenses.”  We expect research and development spending for the year ended December 31, 2003 to increase by approximately $3,000,000 as compared to the year ended December 31, 2002 as we continue to support the research and development of therapies based on adult stem cells which we acquired with the purchase of StemSource.  We also plan to continue to fund the product development efforts and seek further regulatory approvals for our current bioresorbable product lines related to musculoskeletal and thin film.

Sales and marketing expenses.  For the three months ended June 30, 2003, sales and marketing expenses excluding related stock based compensation expenses were $1,004,000, compared to $1,026,000 for the three months ended June 30, 2002, a decrease of $22,000 or 2.1%.  Sales and marketing expenses include costs for marketing personnel, tradeshow expenses, and promotional activities and materials.  We use Medtronic for the distribution of our musculoskeletal product lines; therefore, we are focusing our sales and marketing efforts on our thin film product line domestically through a dedicated sales force and internationally through independent distributors.  The $22,000 decrease in sales and marketing expenses in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily attributable to the expense of a sales and marketing team dedicated to selling our thin film product line which was offset by the decision not to supplement Medtronic’s marketing of our products.  We spent $728,000 for sales and marketing to directly sell our thin film product line domestically in the three months ended June 30, 2003, as compared to $376,000 in expense in the three months ended June 30, 2002.  The $352,000 increase in such spending in the three months ended June 30, 2003 primarily related to the labor costs of our sales and marketing team being employed for the full three months as compared to the three months ended June 30, 2002 where they were hired in the last month of the period.  We spent $180,000 in international sales and marketing of thin film during the three months ended June 30, 2003 as compared to $128,000 in for the three months ended June 30, 2002.  The $52,000 increase in such spending during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, was attributable to the labor and travel expenses relating to developing international distributors and a sales office in Japan for the thin product line.  We spent $96,000 in general product and corporate marketing expenditures in the three months ended June 30, 2003, or $427,000 less than in the three months ended June 30, 2002 which was a result of our decision not to continue to supplement Medtronic’s marketing of our musculoskeletal and craniomaxillofacial product lines.  In addition, stock based compensation related to sales and marketing was $18,000 for the three months ended June 30, 2003 and $34,000 for the three months ended June 30, 2002.  For further information regarding fluctuations in sales and marketing inclusive of stock based compensation, you should read the discussion under the section entitled “Stock based compensation expenses”.  We do not expect to make significant marketing expenditures related to our biologic platform technology until our research and development efforts result in commercially viable products.  We expect sales and marketing expenses to increase approximately $1,000,000 in 2003 as compared to 2002 as we continue our promotional efforts related to the thin film product line with a dedicated sales force.

General and administrative expenses.  For the three months ended June 30, 2003, general and administrative expenses excluding related stock based compensation expenses were $951,000, compared to $855,000 for the three months ended June 30, 2002, an increase of $96,000 or 11.2%.  General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  The $96,000 increase in general and administrative expenses for the three months ended June 30, 2003 was primarily attributable to a $183,000 increase that related to domestic salaries, legal, amortization of intangibles and other general corporate expenditures that were offset by a $87,000 decrease in international salaries, meeting and conferences and other general expenditures.  In addition, stock based compensation related to general and administrative expenses was $174,000 for the three months ended June 30, 2003, compared to $216,000 for the three months ended June 30, 2002.  For further information regarding fluctuations in general and administrative expenses inclusive of stock based compensation, you should read the discussion under the section entitled “Stock based compensation expenses.”  We expect general and administrative expenses in absolute dollars to remain at current levels for the remainder of the year ending December 31, 2003.

Stock based compensation expenses.  For the three months ended June 30, 2003, total non-cash stock based compensation expenses classified in operating expenses were $212,000, compared to $275,000 for the three months ended June 30, 2002, a decrease of $63,000, or 22.9%.  Stock based compensation results from options issued to employees, directors and non-employees.  The stock based compensation relating to employees and directors represents the difference between the exercise price of the stock based awards and the deemed market value of the underlying common stock on the date of the grant.  The stock based compensation relating to non-employees represents the fair value of the underlying common stock on the initial date of grant, then marked to market over the vesting period until meeting the performance commitment.  Unearned stock based compensation is amortized over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant.  The overall decrease in stock based compensation expense was related to the normal amortization of the stock based compensation expense over the remaining vesting periods.  There was no stock based compensation expense relating to non-employees for the three months ended June 30, 2003.

Interest income.  For the three months ended June 30, 2003, interest income was $105,000, compared to $263,000 for the three months ended June 30, 2002, a decrease of $158,000, or 60.1%.  The decrease in interest income resulted from lower interest rates and a decrease in funds we had available for investments.

Interest and other expenses.  For the three months ended June 30, 2003, interest and other expenses were $6,000 in expense compared to $9,000 in income for the three months ended June 30, 2002, an increase of $15,000 or 166.7% in expense.  The increase in interest and other expense related to the interest expense on our long-term debt obligations not continuing to be offset by foreign currency gains.

Equity loss in investment.  For the three months ended June 30, 2002, our equity loss in investment was $57,000, with no comparable loss in the three months ended June 30, 2003.  The loss related entirely to our former 13.5% equity interest in StemSource, which we accounted for using the equity method.  Under the equity method of accounting, we recognized a pro rata share of StemSource’s operating losses.  In November 2002 we acquired 100% of the outstanding stock of StemSource and now include 100% of StemSource in the results of operations.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenues.  For the six months ended June 30, 2003, revenues were $4,832,000 compared to $3,817,000 for the six months ended June 30, 2002, an increase of $1,015,000, or 26.6%.  The revenue for the six months ended June 30, 2003 was comprised of $2,964,000 in musculoskeletal applications, $637,000 in thin film products, $1,226,000 in craniomaxillofacial products of which $788,000 relates to the amortization of gain on sale of assets, related party and $5,000 in stem cell storage services.  The revenue for the six months ended June 30, 2002 was composed of $2,367,000 in musculoskeletal applications of which $150,000 related to an engineering project that involved musculoskeletal products, $4,000 in thin film products, $1,296,000 in craniomaxillofacial products and $150,000 that related to craniomaxillofacial product license fees.  Excluding the musculoskeletal engineering project of $150,000 in 2002, the $747,000 increase in musculoskeletal products revenue in the six months ended June 30, 2003 related to the increase in availability of the product from limited clinical evaluations to a full product release.  The $633,000 increase in bioresorbable thin film revenue in the six months ended June 30, 2003 was attributable to increased market acceptance.  The $70,000 decrease in craniomaxillofacial products and the $150,000 decrease in license fee revenue in the six months ended June 30, 2003 relates to Medtronic continuing to transition the manufacturing of craniomaxillofacial production to their own facilities.  We expect craniomaxillofacial product sales to continue to decrease throughout 2003 and cease shortly thereafter.  Revenues attributable to Medtronic represented 86.7% of our revenues for the six months ended June 30, 2003, compared to 99.5% for the six months ended June 30, 2002.  The decrease in the revenue percentage attributable to Medtronic relates to the distribution of our bioresorbable thin film products by our own direct sales force and other third party distributors in the six months ended June 30, 2003 and the sale of the craniomaxillofacial product line to Medtronic in September 2002.

Cost of revenues.  For the six months ended June 30, 2003, cost of revenues was $1,426,000 or 29.5% of revenues, compared to $1,531,000 or 40.1% of revenues for the six months ended June 30, 2002.  Cost of revenues includes material, manufacturing labor and overhead costs.  Included in the cost of revenue in the six months ended June 30, 2002 was $188,000 of costs associated with an engineering project that involved musculoskeletal products.  Excluding the costs associated with the engineering project and $150,000 of related revenue, the cost of revenue percentage would have been 36.6% for the six months ending June 30, 2002.  Excluding the engineering project, the decrease of 7.4% in cost as a percentage of revenues in the six months ended June 30, 2003 was primarily attributable to increased sales revenue that allowed us to absorb more of our fixed manufacturing labor and overhead costs.  The continued reduction of revenues as a result of the sale of the craniomaxillofacial product line in September 2002 could negatively impact our margins until our other products’ sales grow large enough to replace the lost revenue.

Gross profit.  For the six months ended June 30, 2003, gross profit was $3,406,000 or 70.5% of revenues, compared to $2,286,000 or 59.9% of revenues for the six months ended June 30, 2002.  The increase in gross profit as a percentage of revenues was primarily attributable to increased revenue and the ability to absorb more of our fixed manufacturing labor and overhead costs, as discussed above.

Research and development expenses.  For the six months ended June 30, 2003, research and development expenses excluding related stock based compensation expenses were $4,258,000, compared to $2,873,000 for the six months ended June 30, 2002, an increase of $1,385,000 or 48.2%.  Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies and preclinical studies.  The $1,385,000 increase in research and development expenses in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily attributable to our expenditures in the biologic (stem cell) platform technology.  We expended $1,902,000 in the development of our biologic platform technology in the six months ended June 30, 2003 by employing 12 researchers, engineers and support staff, in addition to, incurring other significant expenses related to regulatory, consulting, and facilities to develop this technology.  There were no comparable expenses in the six months ended June 30, 2002.  We spent $2,356,000 in our biomaterial platform technology development of musculoskeletal products and faster-resorbing polymer products in the six months ended June 30, 2003 as compared to $2,873,000 in the six months ended June 30, 2002.  The $517,000 decrease in spending during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, was attributable to the successful development of our thin film product line and the discontinuance of development of the craniomaxillofacial product line which was sold to Medtronic.  In addition, stock based compensation related to research and development was $39,000 for the six months ended June 30, 2003 and $160,000 for the six months ended June 30, 2002.  For further information regarding stock based compensation, you should read the discussion under the section entitled “Stock based compensation expenses.”

Sales and marketing expenses.  For the six months ended June 30, 2003, sales and marketing expenses excluding related stock based compensation expenses were $2,299,000, compared to $1,697,000 for the six months ended June 30, 2002, an increase of $602,000 or 35.5%.  Sales and marketing expenses include costs for marketing personnel, tradeshow expenses, and promotional activities and materials.  We use Medtronic for the distribution of our musculoskeletal product lines; therefore, we are focusing our sales and marketing efforts on our thin film product line domestically through a dedicated sales force and internationally through independent distributors.  The $602,000 increase in sales and marketing expenses in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily attributable to the expense of a sales and marketing team dedicated to selling our thin film product line which was offset by the decision not to supplement Medtronic’s marketing of our products.  We spent $1,630,000 for sales and marketing to sell directly our thin film product line domestically in the six months ended June 30, 2003, as compared to $376,000 in expense in six months ended June 30, 2002. The $1,254,000 increase spending in the six months ended June 30, 2003 primarily related to the labor costs of our sales and marketing team being employed for the full six months as compared to the six months ended June 30, 2002 where they were hired in the last month of the period.  We spent $473,000 in international sales and marketing of thin film during the six months ended June 30, 2003 as compared to $213,000 in the six months ended June 30, 2002.  The $260,000 increase in such spending during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, was attributable to the labor and travel expenses relating to developing international distributors and a sales office in Japan for the thin film product line.  We spent $196,000 in general product and corporate marketing expenditures in the six months ended June 30, 2003 or $912,000 less than the six months ended June 30, 2002 which was a result of our decision not to continue to supplement Medtronic’s marketing of our musculoskeletal and craniomaxillofacial product lines.  In addition, stock based compensation related to sales and marketing was $36,000 for the six months ended June 30, 2003 and $67,000 for the six months ended June 30, 2002.  For further information regarding fluctuations in sales and marketing inclusive of stock based compensation, you should read the discussion under the section entitled “Stock based compensation expenses”.

General and administrative expenses.  For the six months ended June 30, 2003, general and administrative expenses excluding related stock based compensation expenses were $1,999,000, compared to $1,968,000 for the six months ended June 30, 2002, an increase of $31,000 or 1.6%.  General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  The $31,000 increase in general and administrative expenses for the six months ended June 30, 2003 was primarily attributable to a $71,000 increase that related to the amortization of intangibles which was moderated by lower domestic salaries, legal and other general corporate expenditures and was further offset by a $40,000 decrease in international salaries, legal and other general corporate expenditures.  In addition, stock based compensation related to general and administrative expenses was $350,000 for the six months ended June 30, 2003, compared to $517,000 for the six months ended June 30, 2002.  For further information regarding fluctuations in general and administrative expenses inclusive of stock based compensation, you should read the discussion under the section entitled “Stock based compensation expenses.”

Stock based compensation expenses.  For the six months ended June 30, 2003, total non-cash stock based compensation expenses classified in operating expenses were $425,000, compared to $744,000 for the six months ended June 30, 2002, a decrease of $319,000, or 42.9%.  Stock based compensation results from options issued to employees, directors and non-employees.  The stock based compensation relating to employees and directors represents the difference between the exercise price of the stock based awards and the deemed market value of the underlying common stock on the date of the grant.  The stock based compensation relating to non-employees represents the fair value of the underlying common stock on the initial date of grant, then marked to market over the vesting period until meeting the performance commitment.  Unearned stock based compensation is amortized over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant.  The overall decrease in stock based compensation expense was related to the acceleration of vesting and other modifications to compensatory stock options granted to our former president and stock options granted to consultants for services rendered in the six months ended June 30, 2002.  The decrease of $121,000 in research and development stock based compensation expense was primarily due to issuing 50,000 fully vested stock options to non-employees for consulting services rendered in the six months ended June 30, 2002.  The decrease of $31,000 in sales and marketing stock based compensation expense was due primarily to less than a full period of cost being expensed in the last year of vesting.  The decrease of $167,000 in general and administrative stock based compensation expense was primarily due to additional expenses recorded in the six months ended June 30, 2002 as a result of accelerating vesting and modifying the exercise period of certain stock options held by our former president.  There was no stock based compensation expense relating to non-employees for the six months ended June 30, 2003.

Interest income.  For the six months ended June 30, 2003, interest income was $247,000, compared to $637,000 for the six months ended June 30, 2002, a decrease of $390,000, or 61.2%.  The decrease in interest income resulted from lower interest rates and a decrease in funds we had available for investments.

Interest and other expenses.  For the six months ended June 30, 2003, interest and other expenses were $11,000, compared to $65,000 for the six months ended June 30, 2002, a decrease of $54,000 or 83.1%.  The decrease in interest and other expense related to a decrease in interest expense on our long-term debt obligations which principal balances have decreased.

Equity loss in investment.  For the six months ended June 30, 2002, our equity loss in investment was $113,000, with no comparable loss in the six months ended June 30, 2003.  The loss related entirely to our former 13.5% equity interest in StemSource, which we accounted for using the equity method.  Under the equity method of accounting, we recognized a pro rata share of StemSource’s operating losses.  In November 2002 we acquired 100% of the outstanding stock of StemSource and now include 100% of StemSource in the results of operations.

Gain on Asset Sale to Medtronic

We have not yet recognized the full gain on the September 2002 asset sale to Medtronic, and will not do so until we successfully transfer the technology and know how, including training, related to the manufacture of the craniomaxillofacial product line, which we expect to occur in the fourth quarter of 2003 or the first quarter of 2004.  However, we have recognized approximately $1,053,000 of the gain as revenue related to the sale of CMF product to Medtronic under our backup supply arrangement, which provides for sales of CMF products to Medtronic at cost.  Discounts from the previously agreed price have been recorded as a reduction to the deferred gain.  We have recorded $8,798,000 of unamortized “Deferred gain on sale of assets, related party” on our balance sheet at June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents, and short-term investments, available-for-sale, of $18,696,000 and working capital of $19,091,000.  Since inception, we have financed our operations primarily through sales of stock and from the September 2002 product line sale to Medtronic.  Our sales of preferred stock in 1999, 1998 and 1997 yielded net proceeds of $14,679,000.  On August 8, 2000, we completed our initial public offering in Germany and listed our common stock for trading on the Frankfurt Stock Exchange in Frankfurt, Germany, at which time the outstanding shares of our preferred stock were converted into 6,831,398 shares of common stock.  We received net proceeds of $43,244,000 from the sale of 3,500,000 shares of our common stock in our initial public offering.  A portion of those net proceeds have been used for research and development, to expand our manufacturing operations, to promote our brand and to pursue regulatory approvals for our products.  In addition, some of the proceeds have been used for working capital and general corporate purposes.  We have invested some of the proceeds from the offering in short-term investments, pending other uses of the proceeds in our business.

Our capital requirements depend on numerous factors, including market acceptance of our products and regulatory approvals, the resources we devote to developing and supporting our products and other factors.  We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities and for other general corporate activities.  We believe that our current cash and cash equivalents, short-term investments, available for sale, and revenue to be derived from the sale of our products will be sufficient to fund our operations at least through June 30, 2004.  Due to the acquisition of StemSource, we will also have to commit substantial cash resources to fund StemSource’s development activities in 2003, which is estimated at approximately $4,000,000 in 2003.  Our strategic concept is to use the cash from the Medtronic asset sale to enable us to undertake the StemSource opportunity without depriving our remaining bioresorbable product lines of capital resources which would otherwise have been available to them.  Nonetheless, until we begin to generate sufficient revenues from our bioresorbable products operations to cover our operating costs, we may need to seek additional sources of financing in the future.  We cannot give assurance that we will generate sufficient revenues to cover our bioresorbable products operating costs or that we will be able to obtain additional financing on terms satisfactory to us, if at all.

Net cash used in operating activities was $4,959,000 and $4,508,000 for the six months ended June 30, 2003 and 2002, respectively.  For each period, net cash used in operating activities resulted primarily from net losses and working capital requirements.  Net losses for each period resulted to a large extent from expenses associated with the development of our bioresorbable designs, preclinical studies, preparation of submissions to the FDA and foreign regulatory agencies, the establishment of marketing and distribution channels, and the improvement of our manufacturing capabilities.  In the six months ended June 30, 2003, net cash used in operating activities primarily related to our net loss of $5,339,000 and the following events: a decrease in accounts payable and accrued expenses of $577,000 related to payment of bonuses and outstanding raw materials invoices and $788,000 of non-cash amortization of gain on the sale of assets to a related party that related to products acquired by Medtronic under a back-up supplier agreement at discounts from previously agreed prices.  The cash used in these operating activities was offset by non-cash charges for depreciation and amortization of $822,000 and stock based compensation of $431,000, and other current assets of $268,000 primarily related to the collection of non-trade receivables.  In the six months ended June 30, 2002, net cash used in operating activities primarily related to our net loss of $4,537,000, increases in accounts receivable of $1,312,000 and  inventory of $477,000, offset by non-cash charges of $723,000 of depreciation and amortization and $751,000 for stock based compensation.  Our working capital requirements fluctuate with changes in our operating activities that include such items as sales and manufacturing costs, which affect the levels of accounts receivable, inventories and current liabilities.  We expect to use less cash in operating activities as our product lines become more profitable, further offsetting the associated costs.

Net cash provided by investing activities was $2,348,000 and $8,312,000 for the six months ended June 30, 2003 and 2002, respectively.  Net cash provided by investing activities for the six months ended June 30, 2003 consisted of net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we cashed in short-term investments to fund our operating activities and our financing activities).  In the six months ended June 30, 2003 we purchased $531,000 in property and equipment primarily to support biomaterial manufacturing and research and development of the biologics platform technology and incurred $344,000 of costs associated with the acquisition of StemSource related to additional professional services and excess facility capacity relating to a StemSource lease.  Net cash provided by investing activities for the six months ended June 30, 2002 consisted of net proceeds from the purchase and sale of short-term investments, which was offset by capital expenditures and loans (which have been repaid) to our corporate officers.  We expect to continue to have cash provided by investing activities as we sell our short-term investments to provide cash for our operating activities and property and equipment purchases.

Net cash used in financing activities was $409,000 and $3,055,000 for the six months ended June 30, 2003 and 2002, respectively.  Net cash used in financing activities for the six months ended June 30, 2003 was primarily related to $249,000 for our repurchase of 63,499 shares of our common stock on the open market at an average price of $3.92 per share and $173,000 for payments of long term obligations.  Net cash used by financing activities for thesix months ended June 30, 2002 was primarily related to $2,783,000 for the repurchase of 836,945 shares of our common stock at an average price of $3.33 and $225,000 for payments toward long term obligations.  On April 9, 2002 and September 17, 2002, the Board of Directors amended the April 3, 2001 authorization to purchase treasury stock and authorized the repurchase of up to 3,000,000 shares of the Company’s common stock in the open market, from time to time until September 16, 2003, subject to the Company’s assessment of market conditions and buying opportunities, and at a purchase price per share not to exceed €15.00, based on the exchange rate in effect on September 17, 2002.

In October 2000, we issued $2,433,000 of equipment financing promissory notes that mature in October 2005 at an interest rate of 9.3%.  In 2002 we prepaid $621,000 relating to a 48 month promissory note and the lender changed the terms of this promissory note to bear interest at 8.8% per annum with principal and interest due in monthly payments of approximately $34,000, maturing over 35 months and secured by equipment with a cost of $1,442,000.

As of June 30, 2003, we had property and equipment of $6,678,000, less accumulated depreciation of $3,207,000, to support our clinical, research, development, manufacturing and administrative activities.  Our capital expenditures were $531,000 and $761,000 for the six months ended June 30, 2003 and 2002, respectively.  We expect capital expenditures for the next twelve months to be approximately $500,000 as we acquire additional equipment and expand our facilities that include capital expenditures for our biologics platform technology.  We intend to pay for future capital expenditures with available working capital.

The following summarizes our contractual obligations and other commitments at June 30, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt Obligations	$1,007,000	$426,000	$581,000	$—	$—
Operating Lease Obligations	4,256,000	1,026,000	2,702,000	528,000	—
Total	$5,263,000	$1,452,000	$3,283,000	$528,000	$—

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

Allowance for doubtful accounts.  We provide a reserve against our receivables for estimated losses that may result from our customers’ inability to pay.  These reserves are based on known uncollectible accounts, aged receivables, historical losses and our estimate of our customers’ credit-worthiness.  Should a customer’s account become past due, we generally place a hold on the account and discontinue further shipments to that customer, minimizing further risk of loss.  The likelihood of our recognition of a material loss on an uncollectible account mainly depends on deterioration in the economic financial strength of the customer and the general business environment.  Medtronic is our single largest customer, directly accounting for 86.7% and 99.5% of our revenues in the six months ended June 30, 2003 and 2002, respectively.  We believe that our allowance for doubtful accounts as of June 30, 2003 with respect to Medtronic’s account is sufficient, given Medtronic’s collection history and overall financial strength.

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

Unearned compensation is amortized to stock based compensation expense and reflected as such in the Statement of Operations and Comprehensive Income (Loss).  Unearned compensation recorded through June 30, 2003 was $6,665,000 with an accumulated amortization, net of charges reversed during the period for the forfeiture of unvested awards, of $6,030,000.  The remaining $635,000 as of June 30, 2003 will be amortized using the straight-line method over the remaining vesting periods of the options, which generally vest over a four year period from the date of grant.  We expect to record amortization expense for unearned compensation of $422,000 for the period July 1, 2003 to December 31, 2003 and $213,000 in 2004.  The amount of unearned compensation expense recorded in future periods may decrease if unvested options for which unearned compensation has been recorded are subsequently forfeited.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133.  In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  We do not expect this interpretation to have a material effect on our consolidated financial position or consolidated results of operations as we currently do not have any derivative instruments and hedging activities falling within the scope of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not expect this interpretation to have a material effect on our consolidated financial position or consolidated results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments.  These short-term investments, reported at an aggregate fair market value of $16,608,000 as of June 30, 2003, consist primarily of investments in debt instruments of financial institutions, corporations with strong credit ratings and United States government obligations.  These securities are subject to interest rate risk inasmuch as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at June 30, 2003, for example, and assuming average investment duration of nine months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer.  We believe that we currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.  Changes in interest rates would, of course, affect the interest income which we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe.  Although we transact business in various foreign countries, settlement amounts are usually based on the U.S. dollar.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the six months ended June 30, 2003, a hypothetical 10% adverse change in the Euro against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

We have never been profitable

We have incurred net losses in each year since we started doing business, including net losses of $5,339,000 for the six months ended June 30, 2003.  These losses have resulted primarily from expenses associated with our research and development activities, including extensive in vitro testing and numerous preclinical studies and general and administrative expenses, as well as.  We anticipate that our recurring operating expenses will increase for the next several years, as our research and development expenses may increase in order to develop and market new products and fund additional preclinical research and possibly clinical trials.  We expect to continue to incur losses at least through the end of 2003, and the amount of future net losses and time necessary to reach profitability are somewhat uncertain.  Even if our bone fixation and thin film medical device product lines achieve profitability, development-stage losses related to our development of stem cell regenerative technology could keep us in a loss position on a consolidated basis for several years.

We are adopting a high-risk strategy

In the second half of 2002 we sold our craniomaxillofacial bone fixation implant and accessories product line to Medtronic, and announced an agreement to acquire StemSource, which is a development-stage adult stem cell company.  Our craniomaxillofacial product line was relatively stable and slower-growth, compared to our retained musculoskeletal bone fixation implant and accessories product line and our thin film for soft-tissue repair and regeneration.  By focusing on these less-mature and more volatile product areas, we accept more risk.  In addition, we intend to use the cash we received from the sale of the craniomaxillofacial product line to finance the newly acquired StemSource and its development-stage cash needs.  This is a high-risk strategy because there can be no assurance that our StemSource technology will ever be developed into commercially viable products (scientific risk), that we will be able to successfully to manage a company in a different business than we have operated in the past (operational risk), that we will be able to use our medical device products to deliver stem cells where needed in the body (strategic risk), or that our cash resources will be adequate to develop the StemSource technology until it becomes profitable (if ever) while still serving the cash needs of our medical device product lines (financial risk).  Instead of using the cash received from selling that product line to reinvest in our core business, we are using it in one of the riskiest industries in the entire economy.  This fundamentally changes our risk/reward profile and may make our stock an unsuitable investment for some investors.

We depend on recently introduced products and anticipated new products, which subject us to development and marketing risks

We are in the early stage of commercialization with many of our products although we have derived revenue from sales of certain products to our distributors, particularly Medtronic, Inc.  We believe that our long-term viability and growth will depend in large part on receiving additional regulatory clearances or approvals and expanding our sales and marketing for our existing products and new products resulting from our research and development activities.  We are presently pursuing product opportunities in musculoskeletal bone fixation and soft tissue repair and regeneration throughout the body that will require extensive additional capital investment, research, development, clinical testing and regulatory clearances or approvals prior to commercialization.  There can be no assurance that our product development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.  Most of our stem cell related products and /or services are years away.

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

We rely on Medtronic to distribute our products

We have limited experience in sales, marketing and distribution.  Therefore, our strategy for sales and marketing of our resorbable products has included entering into agreements with other companies to market many of our current and certain future products incorporating our technology.  We have derived the vast majority of our 2003 and 2002 revenues from the sale of products to our distribution partner Medtronic Inc. (Medtronic).  Although we have engaged a direct sales force to market our SurgiWrap™ bioresorbable film product line in the United States and we have entered into independent international distribution agreements in foreign countries for our bioresorbable product lines, we cannot guarantee that this sales force or international distributors will adequately penetrate the markets to generate significant revenues to offset our reliance on Medtronic.

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

We are subject to intensive US FDA regulation

As newly developed medical devices, our bioresorbable surgical implants must receive regulatory clearances or approvals from the FDA and, in many instances, from non-U.S. and state governments,

prior to their sale.  Our current and future bioresorbable surgical implants for humans are subject to government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices and drugs.  Included among these regulations are premarket clearance and premarket approval requirements, design control requirements,  and the Quality System Regulations / Good Manufacturing Practices.  Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and postmarket reporting.

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

We may need to raise more cash in the future

If we do not increase our sales quickly enough or if we choose to invest additional cash in areas of promise, we may be required to seek additional capital to finance our operations in the future.  As of June 30, 2003, we had $18,696,000 of cash, cash equivalents and short-term investments; we have always had negative cash flow from operations.  Our 2002 sale of the craniomaxillofacial product line to Medtronic has buttressed that cash position, but our acquisition of StemSource will result in a substantial cash requirement for research and development.  Other than our current equipment financing lines of credit, we currently have no commitments for any additional debt or equity financing, and there can be no guarantee that adequate funds for our operations from any additional debt or equity financing, our operating revenues, arrangements with distribution partners or from other sources will be available when needed or on terms attractive to us.  The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research or product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, and could have a substantial negative effect on the results of our operations and financial condition.

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

Item 2. Changes in Securities and Use of Proceeds

On June 12, 2003, we sold 500 shares of unregistered common stock to an individual on the public market of the Frankfurt Stock Exchange, at a price of $3.88 per share.  We did not use an underwriter, and we relied on the Regulation S exemption from the Securities Act’s registration requirement.

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

•                        15,000 square feet of which all is used for research and development, located at 1125 Business Center Circle, Thousand Oaks, California for a five-year term, expiring in 2006. This space became excess in July 2003.

We pay an aggregate of approximately $71,000 in rent per month for our properties located in the United States and approximately €10,000 ($12,000) in rent per month for our property in Germany.

Staff

As of June 30, 2003, we had 91 full-time employees, comprised of 31 employees in research and development, 22 employees in manufacturing, 18 employees in management and finance and administration and 20 employees in sales and marketing.  As of June 30, 2002, we had 95 full-time employees, comprised of 24 employees in research and development, 27 employees in manufacturing, 17 employees in management and finance and administration, and 27 employees in sales and marketing.  From time to time, we also employ independent contractors to support our administrative organizations.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.

Item 6. Exhibits and Reports on Form 8-K

a.               Exhibits

3.2                           Amended and Restated Bylaws of MacroPore Biosurgery, Inc.

4.1                           Rights Agreement, dated as of May 19, 2003, between MacroPore Biosurgery, Inc. and Computershare Trust Company, Inc. as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Designation, Preferences and Rights of Series RP Preferred Stock of MacroPore Biosurgery, Inc.; as Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Stock (filed as Exhibit 4.1 on Form 8-A which was filed on May 30, 2003 and incorporated by reference herein)

15.1                     Letter re unaudited interim financial information

31.1                     Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                     Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

b.              Reports on Form 8-K

a.                                 Reports on Form 8-K – Form 8-K filed on May 30, 2003 with regard to an event of May 29, 2003 – Item 5 (press release announcing the Company’s Stockholder Rights Plan.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf  by the undersigned thereunto duly authorized, in San Diego, California, on August 14, 2003.

MACROPORE BIOSURGERY, INC.

By:	/s/ Christopher J. Calhoun
Christopher J. Calhoun
Chief Executive Officer, President

EXHIBIT INDEX

3.2           Amended and Restated Bylaws of MacroPore Biosurgery, Inc.

15.1                           Letter re unaudited interim financial information

31.1                           Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002