Form 10-Q
period 2004-09-30
MACROPORE INC
filed 2004-11-15
CIK 1095981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

As of October 25, 2004, there were 13,927,184 shares of MacroPore Biosurgery, Inc. common stock outstanding.

MACROPORE BIOSURGERY, INC.

INDEX

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Condensed Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003

Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 and 2003 (unaudited)

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)

Notes to Consolidated Condensed Financial Statements (unaudited)

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K

PART I                               FINANCIAL INFORMATION

Item 1.   Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

MacroPore Biosurgery, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of MacroPore Biosurgery, Inc. and subsidiaries as of September 30, 2004, and the related consolidated condensed statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2004 and 2003, and consolidated condensed statements of cash flows for the nine month periods ended September 30, 2004 and 2003.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

San Diego, California
October 29, 2004

MACROPORE BIOSURGERY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	As of September 30, 2004	As of December 31, 2003
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,986,000	$2,820,000
Short-term investments, available-for-sale	13,991,000	11,448,000
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $62,000 in 2004 and 2003, respectively	178,000	1,291,000
Inventories	459,000	831,000
Milestone payment due from distribution agreement	1,250,000	—
Other current assets	940,000	526,000

Total current assets	19,804,000	16,916,000

Property and equipment, net	3,396,000	3,822,000
Other assets	226,000	332,000
Intangibles, net	2,189,000	2,392,000
Goodwill	4,387,000	4,627,000

Total assets	$30,002,000	$28,089,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,248,000	$3,767,000
Current portion of long-term obligations	958,000	717,000

Total current liabilities	3,206,000	4,484,000

Deferred gain on sale of assets, related party	—	7,539,000
Deferred gain on sale of assets	5,694,000	—
Deferred license fee revenue	1,500,000	—
Deferred development revenue	1,092,000	—
Long-term obligations, less current portion	1,347,000	1,157,000

Total liabilities	12,839,000	13,180,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2004 and 2003	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 16,800,018 and 16,777,644 shares issued and 13,927,184 and 14,195,062 shares outstanding in 2004 and 2003, respectively	17,000	17,000
Additional paid-in capital	74,734,000	74,698,000
Unearned compensation	—	(109,000)
Accumulated deficit	(47,159,000)	(49,385,000)
Treasury stock, at cost	(10,414,000)	(9,362,000)
Treasury stock receivable	—	(976,000)
Accumulated other comprehensive (loss) income	(15,000)	26,000

Total stockholders’ equity	17,163,000	14,909,000

Total liabilities and stockholders’ equity	$30,002,000	$28,089,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MACROPORE BIOSURGERY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Sales to related party	$298,000	$4,230,000	$3,113,000	$8,421,000
Sales to third parties	1,189,000	265,000	2,166,000	906,000
Research grant	129,000	—	229,000	—
Development	158,000	—	158,000	—

	1,774,000	4,495,000	5,666,000	9,327,000
Cost of revenues:
Cost of revenues (including stock based compensation expense of $-0- and $3,000 for the three months ended September 30, 2004 and 2003; $3,000 and $9,000 for the nine months ended September 30, 2004 and 2003, respectively)	1,184,000	1,438,000	2,375,000	2,864,000
Inventory provision	—	—	242,000	—

Gross profit	590,000	3,057,000	3,049,000	6,463,000

Operating expenses:
Research and development, excluding stock based compensation expense of $-0- and $19,000 for the three months ended September 30, 2004 and 2003, respectively; $32,000 and $58,000 for the nine months ended September 30, 2004 and 2003, respectively	2,959,000	2,552,000	8,134,000	6,810,000
Sales and marketing, excluding stock based compensation expense of $-0- and $17,000 for the three months ended September 30, 2004 and 2003, respectively; $22,000 and $53,000 for the nine months ended September 30, 2004 and 2003, respectively	454,000	1,055,000	2,066,000	3,354,000
General and administrative, excluding stock based compensation expense of $-0- and $411,000 for the three months ended September 30, 2004 and 2003, respectively; $71,000 and $761,000 for the nine months ended September 30, 2004 and 2003, respectively	1,502,000	1,426,000	4,303,000	3,425,000
Stock based compensation (excluding cost of revenues stock based compensation)	—	447,000	125,000	872,000
Restructuring charge	37,000	458,000	107,000	458,000

Total operating expenses	4,952,000	5,938,000	14,735,000	14,919,000

Total operating loss	(4,362,000)	(2,881,000)	(11,686,000)	(8,456,000)

Other income (expense):
Gain on the sale of assets, related party	8,883,000	—	13,883,000	—
Interest income	68,000	88,000	180,000	335,000
Interest expense	(44,000)	(24,000)	(131,000)	(88,000)
Other income (expense)	1,000	18,000	(20,000)	71,000
Total other income (expense)	8,908,000	82,000	13,912,000	318,000

Net income (loss)	4,546,000	(2,799,000)	2,226,000	(8,138,000)

Other comprehensive income (loss): unrealized holding loss	9,000	(44,000)	(41,000)	(96,000)

Comprehensive income (loss)	$4,555,000	$(2,843,000)	2,185,000	$(8,234,000)

Net income (loss) per common share:
Basic	$0.33	$(0.19)	$0.16	$(0.56)
Diluted	$0.31	$(0.19)	$0.15	$(0.56)

Weighted average common shares:
Basic	13,929,326	14,605,273	13,929,895	14,557,167
Diluted	14,661,303	14,605,273	14,779,478	14,557,167

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MACROPORE BIOSURGERY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$2,226,000	$(8,138,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,302,000	1,215,000
Inventory provision	242,000	—
Bad debt provision (reduction)	(46,000)	—
Warranty charge	—	243,000
Restructuring charge	—	458,000
Amortization of gain on sale of assets, related party	(156,000)	(1,342,000)
Amortization of gain on sale of assets	(735,000)	—
Gain on sale of assets, related party	(13,883,000)	—
Stock based compensation	119,000	881,000
Increases (decreases) in cash caused by changes in operating assets and liabilities, excluding the effects of acquisition:

Accounts receivable	1,159,000	(1,585,000)
Inventories	(47,000)	163,000
Other current assets	(414,000)	189,000
Other assets	18,000	125,000
Accounts payable and accrued expenses	(515,000)	900,000
Deferred license fee revenue	1,500,000	—
Deferred development revenue	(158,000)	—

Net cash used in operating activities	(9,388,000)	(6,891,000)

Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	38,221,000	38,029,000
Purchases of short-term investments	(40,805,000)	(32,790,000)
Proceeds from sale of assets, related party	6,500,000	—
Cost of sale of assets, related party	—	(38,000)
Proceeds from the sale of assets, net	6,934,000	—
Purchases of property and equipment	(673,000)	(1,013,000)
Acquisition costs	(28,000)	(644,000)
Proceeds from the sale of impaired assets	—	46,000

Net cash provided by investing activities	10,149,000	3,590,000

Cash flows from financing activities:
Principal payments on long-term obligations	(608,000)	(275,000)
Proceeds from long-term obligations	1,039,000	490,000
Proceeds from the exercise of employee stock options	26,000	33,000
Purchase of treasury stock	(1,052,000)	(248,000)
Proceeds from sale of treasury stock	—	542,000

Net cash (used in) provided by financing activities	(595,000)	542,000

Net increase (decrease) in cash	166,000	(2,759,000)

Cash and cash equivalents at beginning of period	2,820,000	5,108,000

Cash and cash equivalents at end of period	$2,986,000	$2,349,000
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$133,000	$88,000
Taxes	7,000	12,000

Supplemental schedule of non-cash investing activities
Increase in cost of acquisition	$—	$319,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MACROPORE BIOSURGERY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2004

(UNAUDITED)

1.              Basis of Presentation

The accompanying unaudited consolidated condensed financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for audited financial statements.  The consolidated condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of MacroPore Biosurgery, Inc. (“MacroPore” or the “Company”) have been included.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements for the year ended December 31, 2003 and footnotes thereto which were included in the Company’s Annual Report on Form 10-K, dated March 30, 2004.

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

The weighted average estimated fair values of stock options granted during the nine months ended September 30, 2004 was $3.26 per share.  There were no stock options granted during the three months ended September 30, 2004.  The weighted average estimated fair values of stock options granted during the three and nine months ended September 30, 2003 were $2.86 and $3.64 per share, respectively.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Expected term	—	7 years	7 years	7 – 8 years
Interest rate	—	3.45 – 3.96%	3.31-4.35%	2.84% - 3.96%
Volatility	—	92.9%	86.4 – 89.3%	95.0% – 98.0%
Dividends	—	—	—	—

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net income (loss) and net income (loss) per share amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$4,546,000	$(2,799,000)	$2,226,000	$(8,138,000)
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax effects	—	450,000	96,000	881,000

Deduct: Total stock based employee compensation expense determined under Black-Scholes method for all awards, net of related tax effects	(764,000)	(986,000)	(1,991,000)	(3,490,000)

Pro forma	$3,782,000	$(3,335,000)	$331,000	$(10,747,000)

Basic income (loss) per share:

Basic income (loss) per common share:
As reported	$0.33	$(0.19)	$0.16	$(0.56)
Pro forma	$0.27	$(0.23)	$0.02	$(0.74)

Diluted income (loss) per common share:
As reported	$0.31	$(0.19)	$0.15	$(0.56)
Pro forma	$0.26	$(0.23)	$0.02	$(0.74)

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

The Company has evaluated its investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Based on such evaluation, the Company’s management has determined that all of its investment securities are properly classified as available-for-sale.  Based on the Company’s intent, investment policies and its ability to liquidate debt securities, the Company classifies such short-term investment securities within current assets.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholders’ Equity under the caption “Accumulated other comprehensive (loss) income.”  The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included as a component of interest income (expense).  The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense), net.

Management reviews the carrying values of the Company’s investments and writes down such investments to estimated fair value by a charge to operations when in management’s determination, the decline in value of an investment is considered to be other than temporary.  The cost of securities sold is based on the average cost method and is recorded on the settlement date.

At September 30, 2004, the excess of carrying cost over the fair value of the Company’s short-term investments that are below carrying cost is immaterial.

5.              Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out (FIFO) method, or market.  The Company periodically evaluates its on-hand stock and makes appropriate provision for any stock deemed excess or obsolete.

During the first quarter of 2004, the Company recorded a provision of approximately $242,000 for excess inventory.  Such inventory was produced in consideration of the Company’s responsibility to be a back-up supplier for the craniomaxillofacial “CMF” product line.  The Company sold the assets related to this product line to an affiliate of Medtronic, a shareholder of the Company, on September 30, 2002.  In April of 2004, Medtronic indicated that it would no longer purchase CMF inventory from the Company under the back-up supply arrangement, leading to the determination that the remaining CMF inventory on hand would not be recoverable.

6.              Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company assesses certain of its long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recovered.  An impairment occurs when the undiscounted cash flows expected to be generated by an asset are less than its then carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the nine months ended September 30, 2004 and 2003, the Company had no impairment losses.

7.              Revenue Recognition

Product Sales

The Company sells its products to distributors, and before the sale of its Thin Film product line in May 2004, also sold products directly to hospitals.  The Company has agreements with its distributors that title and risk of loss pass upon shipment of the products to the distributor.  Revenue is recognized upon shipment of products to distributors following receipt and acceptance of a distributor’s purchase order.  Before the sale of the Thin Film product line in May 2004, revenue from sales to hospitals was recognized upon delivery of the product.  On occasion, the Company offers extended payment terms to customers.  The Company does not recognize revenues under these arrangements until the payment becomes due or, if earlier, is received.

The Company warrants that its products are free from manufacturing defects at the time of shipment to its customers.  The Company has recorded a reserve for the estimated costs it may incur under its warranty program.

Except for the third quarter of 2004, the majority of the Company’s revenues are from Medtronic, under a Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002, as well as a Development and Supply Agreement dated January 5, 2000 and amended December 22, 2000 and September 30, 2002.  These revenues are classified as revenues from related party in the consolidated condensed statements of operations.

Any upfront payments received from license/distribution agreements are recognized ratably over the term of the agreement, provided no significant obligations or deliverables remain, into revenues from related party or revenues from third parties depending upon the counterparty to the transaction.  Refer to note 14 below for the Company’s specific policies related to the upfront fees recognized associated with the Senko distribution agreement.

In September 2002, the Company entered into various agreements with Medtronic and a subsidiary of Medtronic for the sale of the Company’s CMF implants product line.  The net proceeds received were recorded as a deferred gain on sale of assets, related party.  The Company recognized as revenue in 2002 and 2003, and during 2004, a portion of the deferred gain upon the sale of the CMF products to Medtronic under the Company’s back-up supply arrangement, which provided for sales of the CMF products to Medtronic at cost.  The amount of the deferred gain recognized correlates to the gross margin normally realized by the Company on similar products.  The remainder of the deferred gain of $7,383,000 was recognized as a gain on the sale of assets, related party in the third quarter of 2004 when Medtronic acknowledged that the technology and know-how transfer had been completed pursuant to the contract terms.

In May 2004, the Company sold most, but not all, of its Thin Film product line.  Refer to note 13 below for the Company’s specific policies related to the recognition of revenues and gain on sale of assets associated with this transaction.

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

Revenue earned under development agreements is classified as research grant or development revenues in the Company’s statements of operations.  The costs associated with development agreements are recorded as research and development expense.  During the three and nine months ended September 30, 2004, the Company recognized NIH grant revenue of $129,000 and $229,000 and incurred qualifying costs of $93,000 and $246,000, respectively.  There were no comparable revenues or costs in 2003 for NIH grants.  During the three and nine months ended September 30, 2004, the Company recognized development revenue of $158,000 and incurred costs of $134,000 (refer to note 14 below).  There were no comparable development revenues or costs in 2003.

Additionally, the Company earns revenue from contracted development arrangements.  These arrangements are generally time and material arrangements and accordingly any revenue is recognized as services are performed and recorded in revenues from related party or revenues from third parties based upon the nature of the transaction.  Any costs related to these arrangements are recognized as cost of revenue as these costs are incurred.  There were no revenues of this type during any periods presented in the accompanying consolidated condensed statements of operations.

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

The following summarizes the Company’s warranty reserve at September 30, 2004 and 2003:

	Balance at January 1	Additions (charges to expenses)	Claims	Balance at September 30
2004:
Warranty reserve	$267,000	$66,000	$(251,000)	$82,000
2003:
Warranty reserve	$—	$243,000	$—	$243,000

In August 2003, as part of our ongoing product monitoring process, the Company determined that some of the products sold to Medtronic did not meet certain expectations, based on criteria previously communicated by the Company to Medtronic.  The Company agreed to a “no charge” replacement of the affected inventory in the possession of Medtronic.  During the nine months ended September 30, 2004, the Company incurred claims of $251,000 in the replacement of the product.

9.              Earnings (Loss) Per Share

The Company computes income (loss) per share based on the provision of SFAS No. 128, “Earnings Per Share.”  Basic per share data is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted per share data is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method.

The composition of the weighted average common shares are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average shares, basic	13,929,326	14,605,273	13,929,895	14,557,167
Dilutive effect of stock options	731,977	—	849,583	—
Weighted average shares, diluted	14,661,303	14,605,273	14,779,478	14,557,167

The following instruments were not included in the calculation of diluted net income (loss) per share because the effect of the instrument was anti-dilutive:

	Three months ended September 30,		Nine months ended September 31,
	2004	2003	2004	2003
Common stock options	2,923,722	4,832,944	2,454,317	4,832,944

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

In April 2004, the Company issued a promissory note in an aggregate principal amount of approximately $128,000 and it is secured by equipment with a cost of $128,000.  This note bears interest at 9.01% per annum with principal and interest due in monthly payments of approximately $3,000 for the first 36 months and $2,500 for the remaining 12 months.

In September 2004, the Company issued a promissory note in an aggregate principal amount of approximately $317,000 and it is secured by equipment with a cost of $317,000.  This note bears interest at 8.97% per annum with principal and interest due in monthly payments of approximately $9,000 for the first 36 months and $4,000 for the remaining 12 months.

As of September 30, 2004, the future contractual principal payments on all of the Company’s promissory notes are as follows:

For the years ended December 31,

2004	$238,000
2005	937,000
2006	614,000
2007	428,000
2008	88,000
$2,305,000

The interest expense for the three and nine months ended September 30, 2004 was $44,000 and $131,000, respectively.

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

During the second quarter of 2004, the Company re-assessed the expected range of probable sublease rates giving consideration to the current market for commercial real estate, the condition of the property, its location, and other relevant factors.  It was expected that the Company could potentially sublease the entire facility (if one is successfully negotiated) for only 45% of its current monthly rental obligation.  It was also expected to take a minimum of seven months to find such a tenant.  As a result of this analysis, the Company recorded an additional provision of $70,000 in the second quarter of 2004.  This additional provision was recorded as restructuring expense.

During the third quarter of 2004, the Company negotiated a settlement of the remaining lease payments with the lessor.  As a result of the settlement, the Company recorded an additional provision of $37,000 in the third quarter of 2004.  This additional provision was recorded as restructuring expense.

The following outlines the restructuring activity recorded to the liability account during the nine months ended September 30, 2004:

	December 31, 2003	Charged to Expense*	Costs Paid	Adjustments to Liability**	September 30, 2004

Lease termination	$153,000	$107,000	$(255,000)	$(5,000)	$—

 *              All amounts recorded as “Restructuring charge” in the accompanying statements of operations.

**          Revaluation of monetary liability denominated in a foreign currency, which was charged to other income (expense) during the period.

12.       Gain on Sale of Assets, Related Party

During the third quarter of 2004, the Company completed all remaining performance obligations related to the 2002 sale of the CMF product line to Medtronic.  Accordingly, the Company recorded $7,383,000 as a component of “gain on sale of assets, related party” in the accompanying consolidated condensed statement of operations, representing the remaining balance that had theretofore been reported as “deferred gain on sale of assets, related party.”

Pursuant to the sale of the CMF product line, the Company was obliged to transfer certain “know-how”, including manufacturing processes, patents, and other intellectual property, to Medtronic. If such know-how was transferred within a certain time frame defined in the CMF Asset Purchase Agreement dated September 30, 2002 (the “APA”), the Company would become entitled to a $2,000,000 milestone payment.

In the second quarter of 2004, the Company provided notice to Medtronic that the requisite know-how associated with the transferred CMF product line had been transferred, pursuant to the terms of, and within the timeframe specified by, the APA.  Medtronic did not agree that know-how transfer had been completed and asserted that, in any case, that the maximum payment due to the Company was $1,000,000 rather than $2,000,000.

To avoid the risk and expense of arbitration, in the third quarter of 2004 the Company agreed to accept a negotiated settlement with Medtronic in the amount of $1,500,000 related to the know-how transfer.  The $1,500,000 payment has been recognized as “gain on sale of assets, related party” in the accompanying consolidated condensed statements of operations.

In January 2004, the Company received a $5,000,000 milestone payment from Medtronic relating to the disposition of the Company’s CMF product line.  As part of the disposition arrangement, the Company agreed to complete clinical research regarding Faster Resorbable Polymers, an area that directly relates to the CMF product line transferred to Medtronic.  The Company became entitled to the $5,000,000 payment after fulfilling the research requirements set out in the CMF sale agreement.  The $5,000,000 payment has been recognized as “gain on sale of assets, related party” in the accompanying consolidated condensed statements of operations.

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

The assets comprising the Thin Film product line transferred to MAST were as follows:

Carrying Value Prior to Disposition
Inventory (finished goods)	$177,000
Manufacturing and development equipment	217,000
Goodwill	240,000
$634,000

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

Because of these additional performance requirements, the Company did not initially recognize any gain on sale of the Thin Film assets in the accompanying statement of operations.  Instead, at the time of the sale, the Company recorded approximately $6,429,000 as deferred gain on sale of assets in the accompanying balance sheet.  The amount recorded as deferred gain on sale of assets does not include the two potential elements of contingent consideration described above, which will only be recognized when the contingencies are resolved.

The deferred gain on sale of assets will be recognized to gain on sale of assets in the statement of operations when the Company provides all remaining performance under the Thin Film sale agreement.  Specifically, the Company will continue to defer recognition of the majority of this gain until the following has been demonstrated:

•                  MAST has stopped relying on the Company to provide product under the back-up supply agreement,

•                  Transfer of Thin Film tangible assets and rights to intangible assets, and

•                  Delivery of all requisite training.

In addition, the Company has been recognizing (and will continue to recognize) a portion of the deferred gain as revenues as and when the Company sells products to MAST under the back-up supply agreement.  This is necessary to record revenues (and gross margin) at the amount the Company would normally charge for selling the same product in an unencumbered transaction.  In the first nine months of 2004, the Company has recognized $735,000 of the deferred gain as revenues.

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

Even after consummation of the Thin Film asset disposition, the Company has retained all rights to Thin Film business in Japan (subject to a purchase right option of MAST), and the Company has received back a license from MAST of all rights to Thin Film technologies in the:

(a)          Spinal field, exclusive at least until 2012, and

(b)         Field of regenerative medicine, non-exclusive on a perpetual basis

The sale agreement grants MAST a right (the “Purchase Right”) to acquire the Company’s Thin Film-related interests and rights for Japan:

•                  If MAST exercises its option on or before May 31, 2005, the purchase price will be $3,000,000, although such amount could have been reduced if MAST exercised its option within forty-five days of the Company entering into a business arrangement in Japan that involves the Company receiving an upfront, non-refundable license fee.  On July 16, 2004, the Company did enter into a business arrangement in Japan with Senko Medical Trading Co., and received an upfront license fee of $1,500,000 (see note 14 below).  However, the forty-five day time period in which MAST could have obtained a reduced exercise price has now expired.

•                  After May 31, 2005 and until May 31, 2007, the exercise price of the Purchase Right will be equal to the fair market value of the Japanese business, but in no event will be less than $3,000,000.  Moreover, if the Company receives an outside offer for the Japanese business after May 31, 2005 but prior to May 13, 2007, MAST will have a right of first refusal to match the terms of the outside offer.

The Purchase Right is a written option, which must be recognized as a liability, at fair value, in the accompanying financial statements.  As of September 30, 2004, the value of this Purchase Right is de minimis.

If MAST exercises the Purchase Right, MAST becomes obligated to reimburse the Company for certain costs incurred by the Company related to product development and intellectual property prosecution in Japan.  Moreover, as part of a Business Development Agreement (“BDA”) entered into contemporaneously with the Thin Film disposition, MAST has agreed that if (i) MAST exercises the Purchase Right and (ii) the Company or MAST enters into a Japanese distribution agreement before February 13, 2005 then MAST must share certain upfront payment and milestone payments with the Company and the Company would be entitled to a 5% share in MAST’s gross profits and royalties for three years once MAST begins marketing Thin Film products in Japan.  The Company has not recognized any amounts related to these potential cash inflows and will not do so until the Company has completed the earnings process.

14.       Distribution Agreement

In the third quarter of 2004, the Company entered into a Distribution Agreement with Senko Medical Trading Co. (“Senko”).

Under this agreement, the Company granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  Specifically, the license covers Thin Film products with the following indications:

•                                      Anti-adhesion,

•                                      Soft tissue support, and

•                                      Minimization of the attachment of soft tissues throughout the body.

The Distribution Agreement with Senko commences upon “Commercialization”.  In simplest terms, Commercialization occurs when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare (“MHLW”).

Following Commercialization, the Distribution Agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.

At the inception of this arrangement, the Company received a $1.5 million license fee revenue which was recorded as deferred license fee in the accompanying balance sheet.  The Company will recognize the deferred license fee as revenue systematically over the term of the Distribution Agreement once Commercialization has been achieved. The Distribution Agreement contains certain provisions that could require the Company to return a portion of the upfront license fee.  For instance, if it is determined in good faith by the Company and Senko that Commercialization of the Thin Film product is unobtainable, then 50% of the $1,500,000 license fee will be returned to Senko.  Also, if the Company terminates the Distribution Agreement at any time within the initial three years post-Commercialization, for any reason except for material breach by Senko, then a pro-rata share of the license fee will be returned to Senko.

In no event will the Company recognize deferred license fee in the income statement if this would cause the remaining deferred income balance to fall below the amount that the Company potentially would have to refund to Senko.

The Company will also be entitled to earn additional payments under the Distribution Agreement based on achieving the following defined milestones:

•                                    Upon the Company notifying Senko of completion of the initial regulatory application to MHLW for the Thin Film product, the Company is entitled to a nonrefundable payment of $1,250,000.  The Company so notified Senko on September 28, 2004, and has recorded as of September 30, 2004 a receivable (and deferred development revenue) for this entitlement.  Of the amount deferred, the Company has recognized development revenues of $158,000, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.

•                                    Upon the achievement of Commercialization, the Company is entitled to a nonrefundable payment of $250,000.

The Distribution Agreement also provides for the Company to supply certain products to Senko at fixed prices over the life of the agreement once the Company has received approval to market these products in Japan.  In addition to the product price, Senko will also be obligated to pay the Company payments in the nature of a royalty of 5% of the sales value of any products Senko sells to its customers during the first three years post-Commercialization.

As discussed in Note 13 above, the Company has granted MAST a Purchase Right to acquire the Company’s Thin Film-related interests and rights for Japan for $3,000,000 or, in some circumstances, a higher amount.

The Company has agreed to provide back-up supply of products to Senko subject to the terms of the Distribution Agreement in the event that (a) MAST exercises its Purchase Right and (b) MAST materially fails to deliver product to Senko.  In this circumstance, Senko will pay any amounts due for purchases of product, as well as payments in the nature of royalties, directly to MacroPore.  MacroPore will be obliged to remit 5% of the gross margin to MAST on any products sold to Senko.  The Company believes that it is unlikely in practice that this contingency will materialize.  Accordingly, the Company estimates the fair value of this guarantee to be de minimis as of the end of the current reporting period.

15.       Composition of Certain Financial Statement Captions

Inventories

	September 30, 2004	December 31, 2003
	(Unaudited)

Raw materials	$241,000	$399,000
Finished goods	218,000	432,000

	$459,000	$831,000

Other Current Assets

	September 30, 2004	December 31, 2003
	(Unaudited)

Prepaid expenses	$696,000	$316,000
Other receivables.	86,000	53,000
Accrued interest receivable	158,000	157,000

	$940,000	$526,000

Property and Equipment, net

	September 30, 2004	December 31, 2003
	(Unaudited)

Office and computer equipment	$2,114,000	$1,922,000
Manufacturing and development equipment	4,130,000	3,685,000
Leasehold improvements	1,941,000	1,905,000

	8,185,000	7,512,000
Less accumulated depreciation and amortization	(4,789,000)	(3,690,000)

	$3,396,000	$3,822,000

Intangibles, net

	September 30, 2004	December 31, 2003
	(Unaudited)

Intangibles	$2,695,000	$2,695,000
Less accumulated amortization	(506,000)	(303,000)

	$2,189,000	$2,392,000

The amortization expense of intangibles for the three and nine months ended September 30, 2004 was $68,000 and $203,000, respectively.

Estimated amortization of intangibles for the balance of 2004 and the years ended:

2004	$67,000
2005	270,000
2006	270,000
2007	270,000
2008	270,000
Thereafter	1,042,000
$2,189,000

Accounts Payable and Accrued Expenses

	September 30, 2004	December 31, 2003
	(Unaudited)

Accounts payable	$235,000	$520,000
Accrued bonus	630,000	631,000
Accrued vacation	538,000	468,000
Accrued expenses	763,000	752,000
Accrued restructuring expense	—	153,000
Warranty reserve	82,000	267,000
Share repurchase payable	—	976,000

	$2,248,000	$3,767,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to the risks described under the “Risk Factors” section in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations.  We encourage you to read those descriptions carefully.  We caution you not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.  Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.  Finally, we strongly emphasize that our reported net income for the three and nine months ended September 30, 2004 should not be considered predictive of future results.  This is because we recognized $13,883,000 as a gain on the sale of assets, related party during the nine months ended September 30, 2004 that related to our sale of our CMF product line to Medtronic in September 2002.

Overview

Our business is shifting toward a focus on discovering and developing therapies for cardiovascular disease, spine and orthopedic disorders and reconstructive surgery using adult stem cells from adipose tissue (body fat).  Adipose tissue is the richest and most accessible known source for regenerative cells in the human body and includes a high concentration of adult stem cells. In order to use these cells therapeutically, we are developing a point-of-care system to isolate a patient’s own regenerative cells in real-time.

Additionally, we have a line of surgical implants derived from our bioresorbable technology, which represent one of the latest advancements in spine and orthopedic medicine. We manufacture HYDROSORB™ surgical implants for spine and orthopedic applications and distribute these implants exclusively through Medtronic, Inc. (“Medtronic”).  We also are preparing to distribute Thin Film bioresorbable implants in Japan through Senko Medical Trading Co. (“Senko”).

During the quarter we continued to strategically transition the focus of our business toward regenerative cell technology. To date, we have been able to fund the research and development of this program by using cash generated from divested and licensed bioresorbable technology assets as well as revenues from the HYDROSORB™ product line. For the next several years we will fund these efforts through our cash reserve, entering into regenerative cell technology partnerships, and from potential HYDROSORB™ spinal implant profits. Additionally, it is possible that we may need to seek capital through the sale of equity securities, especially if we do not receive money from partnerships or positive cash flow from HYDROSORB™. During this time, we expect to incur increasing losses as we:

•                  Complete the engineering and design of our point-of-care regenerative cell technology system and seek relevant regulatory clearances;

•                  Continue pre-clinical development of regenerative cell therapies for cardiovascular disease, our primary focus, as well as spinal disc disease, orthopedic disorders, and reconstructive surgery, among others;

•                  Advance regenerative cell technology programs into clinical development;

•                  Seek partnerships for therapeutic applications outside the area of cardiovascular disease;

•                  Pursue available grant opportunities; and

•                  Continue to support Medtronic in growing HYDROSORB™ revenues and working with Senko to achieve regulatory clearance for the Thin Film product line in Japan.

Total revenues for the three months ended September 30, 2004 were $1,774,000 compared to $4,495,000 for the same period in 2003, a decrease of 60.5%.  Of the total revenue in the third quarter, $1,187,000 is attributable to sales of Thin Film to MAST Biosurgery AG (MAST) and $298,000 is attributable to HYDROSORB™ sales.  We expect our Thin Film sales to MAST to fall to zero in the near future. Total revenues for the nine months ended September 30, 2004 were $5,666,000 compared to $9,327,000 for the same period in 2003, a decrease of 39.3%.

The decrease in revenues for the three and nine months ended September 30, 2004 was primarily due to decreased orders for HYDROSORB™ by Medtronic during the second and third quarters of 2004 as a result of their stocking patterns, and their marketing efforts that have been significantly less vigorous than we had reasonably anticipated, which has resulted in slower than anticipated end-use market penetration. During the third and fourth quarters of 2003 and the first quarter of 2004, Medtronic placed initial stocking orders for newly released HYDROSORB™ products and they currently remain sufficiently stocked. While we perceive growing demand for HYDROSORB™ products in the market, we had expected a more rapid rate of growth and we cannot predict when the market demand will result in additional orders from Medtronic. This setback suggests a significant risk to our original strategy for financing our regenerative cell business, as we had expected the spine and orthopedics implants to quickly maintain and grow positive cash flow.

We are more closely monitoring the progress of the HYDROSORB™ business and are considering our various potential strategies in that regard.

Net income for the three and nine months ended September 30, 2004 was $4,546,000 and $2,226,000 respectively.  This compares to a net loss of $2,799,000 and $8,138,000 respectively for the same periods in 2003. This income is not indicative of the level of earnings we expect to generate in the future, because it contains the following components:

•                  The receipt and recognition of a $1,500,000 payment in the third quarter of 2004 as a result of completing the final milestone related to the September 2002 sale of the CMF product line;

•                  The recognition of $7,383,000 in the third quarter of 2004 associated with the completion of our obligations related to the September 2002 sale of our CMF product line to Medtronic, which was previously reported as deferred gain on sale of assets, related party on our balance sheet; and

•                  A one-time $5,000,000 gain in the second quarter of 2004 related to the completion of the clinical research regarding Faster Resorbing Polymers.

Adjusted net loss for the three and nine months ended September 30, 2004 are outlined in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) GAAP	$4,546,000	$(2,799,000)	$2,226,000	$(8,138,000)
Less: Gain on the sale of assets, related party	(8,883,000)	—	(13,883,000)	—
Adjusted net loss (1)	$(4,337,000)	$(2,799,000)	$(11,657,000)	$(8,138,000)

(1)       We believe adjusted net loss is a useful measure by which investors can evaluate our operating performance on a comparable basis, unaffected by the large gains we recognized in 2004.

The increase in the adjusted net loss for the three and nine months ended September 30, 2004 reflects our decrease in HYDROSORB™ revenues, which was particularly dramatic in this quarter, with a simultaneous increase in research and development expenses related to our regenerative cell technology program, compared to the same periods in 2003.

Developments during the third quarter of 2004 that reflect our transition toward regenerative cell technology program include the following:

•                  In July 2004 we were awarded up to $850,000 of additional funding to continue with the second phase of our National Institutes of Health (NIH) Small Business Innovation Research (SBIR) grant subject to availability of NIH funds and satisfactory progress.

•               In August 2004, an apparently fundamental patent from the U.S. Patent and Trademark Office (U.S. Patent No. 6,777,231), to which we are the exclusive, worldwide licensee, was issued to the University of California related to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types.

•               In September 2004, we released data from a pre-clinical safety study, which demonstrated that infusion of adipose tissue-derived regenerative cells improved heart function following myocardial infarction (heart attack). This study, performed in pigs, confirms previous pre-clinical work by us and others suggesting that technology is safe and may be clinically useful.

•               In September 2004, we received a 510(k) clearance from the U.S. Food and Drug Administration (FDA) for a point-of-care adipose tissue extraction system, which is designed to extract and collect adipose tissue. The clearance is one of multiple components that will require clearance or approval by the FDA prior to commercialization.

In addition, during the second quarter of 2004 we sold our bioresorbable Thin Film business to MAST (retaining rights to Japan).  In this transaction we gained cash and avoided further cash burn during the early stages of that business.

For clarification, we have no involvement with embryonic stem cells, which is a politically controversial area.

Disposition of Product Line

In May 2004, we sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST Biosurgery AG, a Swiss corporation (“MAST”) and a subsidiary of MAST.  We have received $7,000,000 in cash and might receive the following additional contingent consideration:

•                  $200,000, payable only upon receipt of 510(k) clearance from the U.S. Food and Drug Administration for a hernia wrap product, and

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

Because of these and other additional performance requirements, we did not initially recognize any gain on sale of the Thin Film assets in our statement of operations.  Instead, we initially recorded approximately $6,429,000 as deferred gain on sale in the balance sheet.  The amount recorded as deferred gain on sale does not include the potential contingent consideration described above, which will only be added to the deferred gain on sale when the contingencies are resolved. However, we recorded the effect of the potential 19% interest that we will receive back in the Thin Film assets if certain events occur. Accordingly, we recorded 19% of the carrying value or $124,000 of the assets transferred as “retained interest in transferred assets.” As of September 30, 2004, we classified this asset as a component of “other assets.”

We do not expect to complete our performance obligations until the second quarter of 2005 and, accordingly, will not recognize the majority of the deferred gain until that time.  However, in the second and third quarters of 2004 we recognized $735,000 of the deferred gain as revenues related to the sale of Thin Film products to MAST under the back-up supply agreement at cost.  This is necessary to state revenues and gross margin at the amount we would normally charge for selling the same product in an unencumbered transaction.

Even after consummation of the Thin Film asset disposition, we retained all rights to Thin Film business in Japan (subject to a purchase option of MAST), and we received back a license of all rights to Thin Film technologies in the:

(a) Spinal field, exclusive until 2012, and

(b) Field of regenerative medicine, non-exclusive on a perpetual basis

The sale agreement grants MAST a “Purchase Right” to acquire our Thin Film-related interests and rights for Japan at the following terms:

•                  If MAST exercises its option on or before May 31, 2005, the purchase price will be $3,000,000.

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

Distribution Agreement

In the third quarter of 2004, we entered into a Distribution Agreement with Senko Medical Trading Co., (“Senko”).

Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  Specifically, the license covers Thin Film products with the following indications:

•                  Anti-adhesion,

•                  Soft tissue support, and

•                  Minimization of the attachment of soft tissues throughout the body.

The Distribution Agreement with Senko commences upon “Commercialization.”  In simplest terms, Commercialization occurs when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare (“MHLW”).

Following Commercialization, the Distribution Agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.

We received a $1,500,000 upfront license fee from Senko.  We have recorded the $1,500,000 received as deferred license fee revenue in the accompanying balance sheet.  Half of the license fee is refundable if the parties agree Commercialization is not achievable and a proportional amount is refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-Commercialization.

Accordingly, we will begin to recognize this $1,500,000 license fee as revenues only after Commercialization has been achieved.  Moreover, we will not recognize all of the revenues at one time – instead, we will reflect the fee in revenues on a systematic basis over the expected period of time we anticipate that Senko will benefit from the arrangement.  However, we will not recognize deferred license fee revenue in the income statement if this would cause the remaining deferred license fee revenue balance to fall below the amount that we potentially would have to refund to Senko.

We will also be entitled to earn additional payments based on achieving defined milestones.  We will recognize such payments as revenues when the performance criteria for that milestone have been met, presuming that achievement of the milestone involves substantive effort and the fees received are commensurate with the level of effort expended. On September 28, 2004, we notified Senko of completion of the initial regulatory application to MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004.  At September 30, 2004, we recorded a receivable (and deferred development revenue) for this entitlement.  Of the amount deferred, we recognized $158,000 as development revenues in the quarter ended September 30, 2004.  The amount recognized as development revenues represents the relative fair value of the completed milestones as compared with the fair value of all milestones expected to be necessary to achieve regulatory approval by the MHLW.

As discussed above, we have granted MAST a Purchase Right to acquire our Thin Film-related interests and rights in Japan for $3,000,000 or, in some circumstances, a higher amount.

Results of Operations

Three months and nine months ended September 30, 2004 compared to three months and nine months ended September 30, 2003

Revenues

The following table summarizes the components of our revenues for the three and nine months ended September 30, 2004 and 2003:

	Three months ended:				Nine months ended:
	September 30, 2004	September 30, 2003	Difference	%	September 30, 2004	September 30, 2003	Difference	%
Spine and orthopedics products	$298,000	$3,483,000	$(3,185,000)	(91.4)%	$2,831,000	$6,448,000	$(3,617,000)	(56.1)%
Thin film products:
Product sales (non-MAST related)	—	262,000	(262,000)	—	559,000	898,000	(339,000)	(37.8)%
Product sales to MAST	641,000	—	641,000	—	864,000	—	864,000	—
Amortization of gain on sale (MAST)	546,000	—	546,000	—	735,000	—	735,000	—
Total thin film	1,187,000	262,000	925,000	353.1%	2,158,000	898,000	1,260,000	140.3%
Craniomaxillofacial (CMF) products:
Product sales	—	193,000	(193,000)	—	126,000	631,000	(505,000)	(80.0)%
Amortization of gain on sale	—	554,000	(554,000)	—	156,000	1,342,000	(1,186,000)	(88.4)%
Total craniomaxillofacial	—	747,000	(747,000)	—	282,000	1,973,000	(1,691,000)	(85.7)%
Research grant (NIH)	129,000	—	129,000	—	229,000	—	229,000	—
Development (Senko)	158,000	—	158,000	—	158,000	—	158,000	—
Regenerative cell storage services	2,000	3,000	(1,000)	(33.3)%	8,000	8,000	—	—
Total	$1,774,000	$4,495,000	$(2,721,000)	(60.5)%	$5,666,000	$9,327,000	$(3,661,000)	(39.3)%
% attributable to Medtronic	16.8%	94.1%	(77.4)%		54.9%	90.3%	(35.4)%

•                  Spine and orthopedic revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures to maintain the relative position of bone graft material when used in conjunction with traditional rigid fixation.  In the third and fourth quarters of 2003 and first quarter of 2004, Medtronic (our sole distributor of spine and orthopedic products) placed initial stocking orders for our newly developed HYDROSORB™ products.  We had anticipated that demand for these products from Medtronic’s customers would draw down these inventories sufficiently to require Medtronic to buy substantial additional amounts this year.  In fact, sales to Medtronic through, and especially in, the third quarter of 2004 were well below our expectations.  Note that Medtronic owns approximately 7.2% of our outstanding common stock.  Refer to “The future” discussion below for our expectations regarding the outlook for fourth quarter and future spine and orthopedic revenues.

•                  Thin Film product revenues represent sales of SurgiWrap™ bioresorbable Thin Film used to support and reinforce soft tissues and to minimize tissue attachment to the device in case of contact with the viscera (organs of the body).  Revenue increases in the 2004 periods primarily relate to initial stocking orders placed by MAST following the acquisition of Thin Film product rights from us in the second quarter of 2004.  We are obliged by contract to sell these products to MAST at our manufacturing cost.  Of the revenues reported during 2004, $546,000 and $735,000 relates to the recognition of a portion of the deferred gain related to sale of Thin Film assets to MAST, during the three-months and nine-months ended September 30, 2004, respectively.  This recognition policy is necessary to state our revenues and gross margin at the amount we would normally charge for selling the same product in an unencumbered transaction.  Refer to “The future” discussion below for expected trends regarding fourth quarter and future Thin Film revenues.

•                  The CMF product revenues represent sales of the CMF line of products used for trauma and reconstructive procedures in the midface and craniofacial skeleton (the head and skull).  As with the Thin Film products, we sold the products at cost under a contractual back-up supply agreement and we recognized a portion of the deferred gain related to sale of assets in order to reflect the gross margin which would otherwise have been associated with such sales. The decrease in CMF product revenue in the 2004 periods related to Medtronic transitioning the manufacturing of CMF products to their own facilities.  During the third quarter of 2004, we completed all remaining performance obligations related to the 2002 sale of the CMF Product Line to Medtronic.  Therefore, we do not expect to earn any CMF product revenue in the future.

•                  The research grant revenue relates to our agreement with the National Institutes of Health (“NIH”).  Under this arrangement, the NIH reimburses us for “qualifying expenditures” relating to research on Adipose-Derived Cell Therapy for Myocardial Infarction.  To receive funds under the grant arrangement, we were required to: (i) demonstrate that we incurred “qualifying expenses,” as defined in the grant agreement between the NIH and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to research on Adipose-Derived Cell Therapy for Myocardial Infarction, and (iii) file appropriate forms and follow appropriate protocols established by the NIH.  As of June 30, 2004, we had completed Phase I of the research grant and incurred the full amount of qualifying expense for reimbursement of $100,000.  In the third quarter of 2004, the NIH authorized us to begin Phase II of the research grant which entitled us to receive up to $850,000 (subject to availability of funds and satisfactory progress towards meeting the goals and objectives of our grant application).  Our policy is to recognize revenues under the NIH grant arrangement as the lesser of (i) qualifying costs incurred (and not previously recognized) for which we are entitled to funding or (ii) the amount determined by comparing the outputs generated to date versus the total outputs expected to be achieved under the research arrangement.  During the quarter ended September 30, 2004, we incurred $129,000 in qualifying expenditures for reimbursement related to Phase II of the research grant, and have recorded revenues for the same amount.

•                  Under a Distribution Agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•                  Upon notifying Senko of completion of the initial regulatory application to MHLW for the Thin Film product, we are entitled to a nonrefundable payment of $1,250,000.  We so notified Senko on September 28, 2004, and have recorded as of September 30, 2004 a receivable (and deferred development revenue) for this entitlement.  Of the amount deferred, we have recognized development revenues of $158,000, representing the relative fair value of the completed milestones as compared with the fair value of all milestones expected to be necessary to achieve regulatory approval by the MHLW;

•                  Upon the achievement of Commercialization, we are entitled to a nonrefundable payment of $250,000.

The future:  We sell our spine and orthopedic products exclusively to Medtronic at fixed selling prices that are subject to adjustment biannually (based on Medtronic’s selling prices to its customers) and our revenue from this product line is dependent upon the market’s adoption of our technology which is largely dependant upon Medtronic’s marketing efforts and pricing strategies.  To increase our revenues from spine and orthopedic products we depend largely on Medtronic’s ability and commitment to expand HYDROSORB™ market share. Additionally, because our HYDROSORB™  products are relatively new to the market, and because our internal estimates of second quarter 2004 HYDROSORB™ sales were proven wrong, we have now concluded that we are currently unable to accurately forecast Medtronic’s, and Medtronic’s customers demand.  Therefore, in July 2004, we retracted our previously stated revenue guidance for 2004 until more data becomes available. The extremely low sales in the third quarter of 2004 reinforced this conclusion.  We continue to believe in the medical value of this product line, but there are serious risks regarding the vigor of Medtronic’s marketing efforts and the rate of adoption by physicians.

We expect revenue from Thin Film products to decline, and entirely disappear, as MAST begins to assume the manufacturing process.  Specifically, MAST may begin their own manufacturing process as early as the fourth quarter of 2004.

We became entitled to receive up to $850,000 in additional grants related to Adipose-Derived Cell Therapy for Myocardial Infarction as defined by the NIH grant agreement for Phase II research for which we expect to incur “qualifying expenses” in 2004 and 2005 subject to availability of NIH funds and satisfactory progress toward meeting the goals and objectives of our grant application.

We will continue to recognize revenue from the milestone payment, from Senko, based on the fair value of the milestones completed relative to the total efforts expected to be necessary to obtain regulatory clearance with the MHLW.  Obtaining regulatory clearance with the MHLW could potentially continue through 2007 as we perform addition clinical study(s) and revise documentation and negotiate reimbursement points with MHLW.

Assuming that sales of our spine and orthopedic products to Medtronic’s (and then on to Medtronic’s customers) recover to any significant degree, we expect the percentage of revenues attributable to Medtronic to increase significantly as sales of Thin Film become a lower percentage of our overall sales revenue, although this may change when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of revenues

Cost of revenues includes material, manufacturing labor, overhead costs and an inventory provision.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2004 and 2003:

	Three months ended:				Nine months ended:
	September 30, 2004	September 30, 2003	Difference	%	September 30, 2004	September 30, 2003	Difference	%
Cost of revenues:
Cost of revenues	$1,184,000	$1,438,000	$(254,000)	(17.7)%	$2,375,000	$2,864,000	$(489,000)	(17.1)%
% of revenue	66.7%	32.0%	34.7%		41.9%	30.7%	11.2%
Inventory provision	—	—	—	—	242,000	—	242,000	—
% of revenue	—	—	—	—	4.3%	—	—	—
Total	$1,184,000	$1,438,000	$(254,000)	(17.7)%	$2,617,000	$2,864,000	$(247,000)	(8.6)%
Cost of revenues as % of revenues	66.7%	32.0%	34.7%		46.2%	30.7%	15.5%

•                  The cost of revenues, as a percent of revenues, increased 34.7% and 11.2% in the three and nine months ended September 30, 2004, as compared to the same period in 2003.  This increase was due to higher cost of revenue associated with the Thin Film products than other product lines (product mix) as well as a lack of inventory production (generated by declining sales demand) to absorb fixed manufacturing and labor expense.  Excess manufacturing capacity expensed in the three and nine months ended September 30, 2004 was $458,000 and $666,000, respectively.

•                  The $242,000 inventory provision during the nine months ended September 30, 2004 with no comparable charges in 2003 related to excess inventory.  Such inventory was produced in consideration of our responsibility to be a back-up supplier for CMF product line.  We sold the assets related to this product line to a subsidiary of Medtronic in September 2002.  In April of 2004, Medtronic indicated that it would no longer purchase CMF inventory from us under the back-up supply arrangement, leading to our determination that the remaining CMF inventory on hand would not be recoverable.

The future:  Ceasing to manufacture the CMF product line and the May 2004 sale of our non-Japan bioresorbable Thin Film product line will deprive us of economies of scale and will negatively impact our margins unless other sources of revenue grow large enough to compensate for the lost revenue.  This would require our spine and orthopedic product line sales to not only recover the ground lost in the third quarter of 2004, but to grow substantially beyond that.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies and pre-clinical studies.  It excludes related stock based compensation expenses.  The following table summarizes the components of our research and development expenses for the three months and nine months ended September 30, 2004 and 2003:

	Three months ended:				Nine months ended:
	September 30, 2004	September 30, 2003	Difference	%	September 30, 2004	September 30, 2003	Difference	%
Regenerative cell technology	$2,120,000	$1,261,000	$859,000	68.1%	$5,379,000	$3,163,000	$2,216,000	70.1%
Bioresorbable polymer implants	612,000	1,291,000	(679,000)	(52.6)%	2,375,000	3,647,000	(1,272,000)	(34.9)%
Research grants (NIH)	93,000	—	93,000	—	246,000	—	246,000	—
Development milestone-Senko	134,000	—	134,000	—	134,000	—	134,000	—
Total	$2,959,000	$2,552,000	$407,000	15.9%	$8,134,000	$6,810,000	$1,324,000	19.4%

•                  Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose (fat) tissue as a source for autologous regenerative cells for therapeutic applications.  The increase in regenerative cell technology expense as compared with the same periods in 2003 results from the hiring of additional researchers, engineers and support staff.   We incurred an additional $299,000 and $1,017,000 in labor related expenses in the three and nine months ended September 30, 2004, respectively, as compared with the same periods in 2003.  The remainder of the increase related to increases in legal, research supplies, consulting fees and facility expenses of $560,000 and $1,199,000 in the three and nine month ended September 30, 2004, respectively, as compared to the same periods in 2003.

•                  Bioresorbable polymer surgical implants platform technology is used for development of spine and orthopedic products.  The decrease in research and development costs associated with bioresorbable polymer implants in the 2004 periods as compared with the same periods in 2003 was a result of the successful completion of our bioresorbable Thin Film product line in late 2003, as well as a strategic decision to strongly focus our research and development efforts on our regenerative cell technology.

•                  In 2004, we entered into an agreement with the NIH to reimburse us for up to $950,000 (Phase I $100,000 and Phase II $850,000) in “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction.  The funding under Phase II of the reimbursement was subsequently increased by the NIH to $850,000 (subject to availability of funds and satisfactory progress) bringing the total reimbursement amount up to $950,000.  For the nine months ended September 30, 2004, we incurred a total of $117,000 of direct qualifying expenses relating to Phase I and $129,000 of direct qualifying expenses related to Phase II, for a total cost relating to NIH grants of $246,000.

•                  Under a Distribution Agreement with Senko we are responsible for the completion of the initial regulatory application to the MHLW and Commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  To date, we have incurred $134,000 of expense in this regulatory and registration process.

The future:  We are developing a system to isolate autologous, homologous-use, regenerative cells.  Simultaneously, we are generating scientific knowledge through internal research to support the clinical use of these cells and have made significant progress in understanding the potential clinical applications.  Our most advanced research and development program is in the repair of cardiovascular tissues that are damaged after a heart attack.  We are also researching applications in bone repair, spinal disc regeneration, and cosmetic and reconstructive surgery.  Our strategy is to continue to increase our research and development efforts in this field and we anticipate expenditures in this area of research to be approximately $2,400,000 to $3,400,000 in the fourth quarter of  2004.  The expenditures will primarily relate to conducting pre-clinical studies on harvesting therapeutically useful quantities of regenerative cells for cardiac tissue repair, bone regeneration, cosmetic and reconstruction surgery.  Research and development expense in this area will further increase in 2005 and beyond.

We expect that our current research and development expenditures in the bioresorbable platform technology will decrease as compared with past levels because of the substantial completion of the fundamental development of Thin Film and the sale of our CMF product line.  However, we will continue to invest in product development for biomaterial/polymer products to develop our pipeline of new and next generation spine and orthopedic products.

We were successful with Phase I of the NIH research on Adipose-Derived Cell Therapy for Myocardial Infarction.  Therefore, we were awarded Phase II of the NIH research grant.  We expect research expenses to be incurred related to Phase II of this project for the remainder of 2004 and 2005.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, and promotional activities and materials.  It excludes related stock based compensation expenses.  Medtronic is responsible for the distribution, marketing and sales support of our spine and orthopedic devices.  Our bioresorbable Thin Film product line (before the sale of the non-Japan Thin Film business to MAST in May 2004) was distributed domestically through a dedicated sales force, independent sales representatives and internationally through independent distributors.  After May 13, 2004, all Thin Film products (except for Japan) are sold exclusively to MAST under a back-up supply agreement.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2004 and 2003:

	Three months ended:				Nine months ended:
	September 30, 2004	September 30, 2003	Difference	%	September 30, 2004	September 30, 2003	Difference	%
General corporate marketing	$248,000	$53,000	$195,000	367.9%	$629,000	$249,000	$380,000	152.6%
Domestic sales and marketing	—	757,000	(757,000)	—%	846,000	2,387,000	(1,541,000)	(64.6)%
International sales and marketing	206,000	245,000	(39,000)	(15.9)%	591,000	718,000	(127,000)	(17.7)%
Total	$454,000	$1,055,000	$(601,000)	(57.0)%	$2,066,000	$3,354,000	$(1,288,000)	(38.4)%

•                  General corporate marketing expenditures relate to expenditures for maintaining our corporate image and reputation within the research and surgical communities.  The increases in the 2004 periods as compared to the same periods in 2003 were due to an educational program which we voluntarily (and not as a result of any commitment to Medtronic) created in 2004 to inform end-users and Medtronic’s sale teams of the benefits and surgical applications for our biomaterials products.

•                  Domestic sales and marketing related to expenses associated with managing our domestic bioresorbable Thin Film product distribution, which included independent sales representatives and our domestic Thin Film sales consultants and marketing staff.  The sharp decreases in 2004 as compared to the same periods in 2003 were due to the transfer of our sales force and marketing staff to MAST upon the sale of the Thin Film product line to MAST in May 2004.

•                  International marketing relates to costs associated with developing international bioresorbable Thin Film distributors and supporting a bioresorbable Thin Film sales office in Japan.  The decrease spending in the three and nine months ended September 30, 2004 as compared to the same periods in 2003 related to the closure of our United Kingdom sales office.

The future:  We project that corporate marketing as well as our international sales and marketing expenditures will remain stable for the balance of 2004.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  It excludes related stock based compensation expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2004 and 2003:

	Three months ended:				Nine months ended:
	September 30, 2004	September 30, 2003	Difference	%	September 30, 2004	September 30, 2003	Difference	%
General and administrative expenses	$1,502,000	$1,426,000	$76,000	5.3%	$4,303,000	$3,425,000	$878,000	25.6%

•                  The primary reason for the increase in 2004 as compared to 2003 was the result of salary, administrative and professional services expenses rising due to economics of hiring and retaining a qualified management team to implement and manage our strategic plan.  However, the three months ended September 30, 2004 benefited as compared to the same period in 2003 due to a

$200,000 bonus accrual in the 2003 period.  The increase in the nine months ended September 30, 2004 as compared to the same period in 2003 resulted from salary and bonus increases of $564,000 and professional services and other general overall corporate expenditure increases of $314,000.

The future:  We expect general and administrative expenses to increase as we begin to incur the salary costs for our new Chief Financial Officer and other professional services related to Sarbanes-Oxley compliance.  In addition, we expect to incur legal expenses in connection with defense against the University of Pittsburgh’s recently filed lawsuit challenging inventorship of our licensor’s U.S. patent relating to adult stem cells isolated from adipose tissue.

Stock based compensation expenses

Stock based compensation expenses include charges related to options issued to employees, directors and non employees.  The stock based compensation expenditures connected to options granted to employees and directors is the difference between the exercise price of the stock based awards and the deemed market value of the underlying common stock on the date of the grant.  The stock based compensation expenditures connected to options granted to non employees is the fair value of the underlying common stock on the initial date of grant, as updated over the vesting period until meeting the performance commitment.  Unearned stock based compensation is amortized over the remaining vesting periods of the options, which generally vest over a four-year period from the date of grant.  The following table summarizes the components of our stock based compensation expenses for the three and nine months ended September 30, 2004 and 2003:

	Three months ended:				Nine months ended:
	September 30, 2004	September 30, 2003	Difference	%	September 30, 2004	September 30, 2003	Difference	%
Research and development related	$—	$19,000	$(19,000)	—%	$32,000	$58,000	$(26,000)	(44.8)%
Sales and marketing related	—	17,000	(17,000)	—%	22,000	53,000	(31,000)	(58.5)%
General and administrative related	—	411,000	(411,000)	—%	71,000	761,000	(690,000)	(90.7)%
Total	$—	$447,000	$(447,000)	—%	$125,000	$872,000	$(747,000)	(85.7)%

•                    The decreases in stock based compensation expenses were primarily a result of the normal amortization of the stock based compensation expenses over the remaining vesting period, except for stock based compensation relating to research and development.  In the three months ended June 30, 2004, we charged $32,000 to research and development for options granted to a consultant.  We determined the value of these options using the Black-Scholes option pricing model.  There was no comparable charge in the same period in 2003.  The options to the consultant were 100% vested and related to services fully rendered.  The stock based compensation expense was fully amortized over the vesting period as of the second quarter of 2004.  In the three months ended September 30, 2003, in addition to the normal amortization of stock based compensation, we also incurred $234,000 in expense due to the modification of certain options granted to the Chief Financial Officer in his September 2003 separation agreement.

The future:  We have expensed all unearned stock based compensation; therefore we do not anticipate any additional stock based compensation expense for the remainder of the year.  However, we may from time to time award stock based compensation to consultants, in lieu of, or in addition to, cash compensation.

Restructuring charge

The following table summarizes the restructuring charge for the three and nine months ended September 30, 2004 and 2003:

	Three months ended:				Nine months ended:
	September 30, 2004	September 30, 2003	Difference	%	September 30, 2004	September 30, 2003	Difference	%
Restructuring charge	$37,000	$458,000	$(421,000)	(91.9)%	$107,000	$458,000	$(351,000)	(76.6)%

•                  In September 2003, we closed an administrative office in Königstein, Germany an effort to reduce costs and consolidate operation in the United States.  The Königstein, Germany office was rented under an operating lease.  During the third quarter of 2004, we negotiated a settlement of the remaining lease payment with the lessor.  As a result of the settlement, we recorded an additional provision of $37,000 in the third quarter of 2004.

The future.  We do not expect to incur any additional restructuring expenses related to the closure of the Königstein, Germany office.

Other income

The following is a table summarizing the gain on the sale of assets, related party for the three and nine months ended September 30, 2004 and 2003:

	Three months ended:				Nine months ended:
	September 30, 2004	September 30, 2003	Difference	%	September 30, 2004	September 30, 2003	Difference	%
Gain on the sale of assets, related party	$8,883,000	$—	$8,883,000	—%	$13,883,000	$—	$13,883,000	—%

•                  This gain related to milestone payments from Medtronic for the disposition of our CMF product line.  Specifically, as part of the disposal arrangement, we agreed to complete clinical research regarding Faster Resorbable Polymer.  In January, 2004 we received the $5,000,000 payment after fulfilling the research requirements set out in the CMF sale agreement.  We also were obliged to transfer certain “know-how”, including manufacturing processes, patents, and other intellectual property, to Medtronic.  This obligation was fulfilled and in the third quarter of 2004 we received $1,500,000 from Medtronic.  Because when we met these milestones we completed the last of all remaining performance obligations related to the 2002 sale of the CMF product line, we recorded as gain on the sale of assets, related party, $7,383,000 representing the remaining balance that had theretofore been reported as “deferred gain on sale of assets, related party.”

The future.  We expect to be able to recognize in 2005 most of the deferred gain on the sale of the Thin Film assets to MAST, at the earliest, in the second quarter of 2005.  This would result in a one-time gain of approximately $5,680,000.

Financing items

The following table summarizes interest income, and interest and other expenses for the three and nine months ended September 30, 2004 and 2003:

	Three months ended:				Nine months ended:
	September 30, 2004	September 30, 2003	Difference	%	September 30, 2004	September 30, 2003	Difference	%
Interest income	$68,000	$88,000	$(20,000)	(22.7)%	$180,000	$335,000	$(155,000)	(46.3)%
Interest expense	(44,000)	(24,000)	20,000	83.3%	(131,000)	(88,000)	43,000	48.9
Other income (expense)	$1,000	$18,000	$(17,000)	(94.4)%	$(20,000)	$71,000	$(91,000)	(128.2)%

•                  Interest income decreased in 2004 as compared to the same period in 2003 because of a decrease in the funds we had available for investment and lower interest rates.

•                  Interest expense increased due to $1,039,000 in additional long-term obligations associated with the acquisition of new equipment in late 2003 and in 2004.

•                  Other income (expense) decreases resulted from foreign currency gains in 2003 turned into foreign currency losses in 2004.

Deferred gain on sale of assets, related party

During the third quarter of 2004 we completed all remaining performance obligations related to the 2002 sale of the CMF product line to Medtronic.  Therefore, we recorded $7,383,000 as a component of “gain on sale of assets, related party” representing the remaining balance that had theretofore been reported as “deferred gain on sale of assets, related party.”

Pursuant to the sale of the CMF product line, we were obliged to transfer certain “know-how”, including manufacturing processes, patents, and other intellectual property, to Medtronic.  If such know-how was transferred within a certain time frame defined in the CMF Asset Purchase Agreement dated September 30, 2002 (the “APA”), we would become entitled to a $2,000,000 milestone payment.

In the second quarter of 2004, we provided notice to Medtronic that the requisite know-how associated with the transferred CMF Product Line had been transferred, pursuant to the terms of, and within the timeframe specified by, the APA.  Medtronic did not agree that know-how transfer had been completed and asserted that, in any case, that the maximum payment due to us was $1,000,000 rather than $2,000,000.

To avoid the risk and expense of arbitration, in the third quarter of 2004 we agreed to accept a negotiated settlement with Medtronic in the amount of $1,500,000 related to the know-how transfer.  The $1,500,000 payment has been recognized as “gain on sale of assets, related party.”

In the first quarter, we received a $5,000,000 milestone payment from Medtronic relating to the disposition of our CMF product line.  As part of the disposition arrangement, we agreed to complete clinical research regarding Faster Resorbable Polymers, an area that directly relates to the CMF product line transferred to Medtronic.  We became entitled to the $5,000,000 payment after fulfilling the research requirements set out in the CMF sale agreement.  The $5,000,000 payment has been recognized as “gain on sale of assets, related party.”

Deferred gain on sale of assets

At September 30, 2004, we have reflected $5,694,000 of unamortized “Deferred gain on sale of assets” on our balance sheet.  This deferred gain related to our sale of our Thin Film product line to MAST in May 2004.  Because of additional performance requirements, we did not initially recognize any gain on sale of the Thin Film assets in our statement of operations.  Instead, we initially recorded approximately $6,429,000 as deferred gain on sale in the balance sheet.  These performance requirements include training to MAST representatives in all aspects of the manufacturing process related to the transferred Thin Film product line, transfer of Thin Film tangible assets and rights to intangible assets and acting in the capacity of a back-up supplier to MAST for a period of one year.  Under the back-up supply agreement, we have agreed to supply product ordered by MAST at our manufacturing cost.

We do not expect to complete our performance obligations until, at the earliest, the second quarter of 2005 and, accordingly, will not recognize the majority of the deferred gain until that time.  However, we have been recognizing a portion of the deferred gain as revenues as and when we sell products to MAST under the back-up supply agreement.  This is necessary to state revenues and gross margin at the amount we would normally charge for selling the same product in an unencumbered transaction.  Through September 30, 2004 we have recognized $735,000 in deferred gain as revenues.

Deferred license fee revenue

In the third quarter of 2004, we entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.

The Distribution Agreement with Senko commences upon “Commercialization.”  In simplest terms, Commercialization occurs when one of more Thin Film product registrations are completed with MHLW.

Following Commercialization, the Distribution Agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.  We received a $1,500,000 upfront license fee from Senko and recorded it as deferred license fee revenue.  Half of the license fee is refundable if the parties agree Commercialization is not achieved, and a proportional amount is refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-Commercialization.

We will begin to recognize this $1,500,000 deferred license fee as revenues only after Commercialization has been achieved.  We will recognize the revenues on a systematic basis over the expected period of time we anticipate that Senko will benefit from the arrangement.  However, we will not recognize deferred license fee revenue if this would cause the remaining deferred license fee revenue balance to fall below the amount that we potentially would have to refund to Senko.

We do not expect Commercialization to be achieved until 2006 or 2007.

Milestone payment due from distribution agreement and deferred revenue

Under the Distribution Agreement with Senko we are entitled to earn additional payments based on achieving the following defined milestones:

•                  Upon our notification of Senko of completion of the initial regulatory application to MHLW for the Thin Film product, we are entitled to a nonrefundable payment of $1,250,000.

•                  Upon the achievement of Commercialization, we are entitled to a nonrefundable payment of $250,000.

We notified Senko on September 28, 2004 regarding the completion of the initial regulatory application, and recorded as of September 30, 2004 an account receivable (and deferred development revenue) for $1,250,000.  Of the amount deferred, we have recognized development revenues of $158,000, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.

Liquidity and Capital Resources

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2004 and 2003 is summarized as follows:

For the nine months ended:	September 30, 2004	September 30, 2003
Net cash used in operating activities	$(9,388,000)	$(6,891,000)
Net cash provided by investing activities	10,149,000	3,590,000
Net cash (used in) provided by financing activities	$(595,000)	$542,000

Operating activities

Net cash used in operating activities in the nine months ended 2004 resulted from our adjusted net loss, as adjusted for the $13,883,000 gain on sale of assets, related party and changes in working capital due to the timing of product shipments and payment of liabilities.  The net cash used in operations was partially offset by the $1,500,000 upfront license fee received from Senko in July 2004.

Net cash used in operating activities in the nine months ended 2003 primarily resulted from our net loss.

Investing activities

Net cash provided by investing activities in the nine months ended 2004 resulted from the receipt of non-recurring payments totaling $6,500,000 for the completion of the CMF Faster Resorbable Polymer clinical research and the transfer of the know-how  related to the 2002 sale of the CMF Product Line to Medtronic.  In addition, we received net proceeds of $6,934,000 from the sale of our Thin Film product line (except for the territory of Japan) to MAST.

The net cash provided by investing activities in the nine months ended 2003 primarily related to net proceeds from the sale of short-term investments, which was offset by the purchase of fewer short-term investments (i.e. we cashed in short-term investments to fund our operating and financing activities).

Capital spending is essential to our product innovation initiatives and maintaining our operational capabilities.  Therefore, in the nine months of 2004 and 2003 we used cash to purchase $673,000 and $1,013,000, respectively, of property and equipment to support bioresorbable polymer implant manufacturing and research and development of the regenerative cell technology platform.

Financing Activities

The net cash used in financing activities in the nine months ended September 30, 2004 related to:

•                  The repurchase of 262,602 shares of our common stock for $976,000 from a former director and officer of StemSource at a price of $3.72 per share,

•                  The repurchase of 27,650 shares of our common stock for $76,000 on the open market at a price of $2.75 per share, and

•                  The payment of $608,000 on our long-term obligations.

Net cash used in financing activities was offset by proceeds from loans secured under an amended Master Security Agreement we entered in September 2003 to provide financing for equipment purchasing.  In the first quarter of 2004, in connection with this agreement, we issued a promissory note in an aggregate principal amount of approximately $594,000, secured by equipment with a cost of $594,000.  In the second quarter of 2004, we issued a promissory note in an aggregate principal amount of approximately $128,000, secured by equipment with a cost of $128,000.  In the third quarter of 2004, we issued a promissory note in an aggregate principal amount of approximately $317,000, secured by equipment with a cost of $317,000.

The net cash provided by financing activities in the nine months ended September 30, 2003 related to:

•                  Proceeds from loans secured under an amended Master Security Agreement we entered in September 2003 to provide financing for equipment purchasing.  In the third quarter of 2004, in connection with this agreement, we issued two promissory notes in an aggregate principal amount of approximately $490,000, secured by equipment with a cost of $567,000 and

•                  Proceeds of approximately $542,000 from the sale of 150,500 shares of our common stock held in treasury at a price of $3.60 per share.

Net cash provided by financing activities in 2003 was offset by our purchase of 63,499 shares of our common stock on the open market at an average price of $3.90 per share or approximately $248,000 and $275,000 for payment of long term obligations.

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003	Difference	%
Cash and cash equivalents	$2,986,000	$2,820,000	$166,000	5.9%
Short-term investments, available for sale	13,991,000	11,448,000	2,543,000	22.2%
Total cash and cash equivalents and short-term investments, available for sale	$16,977,000	$14,268,000	$2,709,000	19.0%

Current assets	$19,804,000	$16,916,000	$2,888,000	17.1%
Current liabilities	3,206,000	4,484,000	(1,278,000)	(28.5)%
Working capital	$16,598,000	$12,432,000	$4,166,000	33.5%

We believe that existing funds, cash generated by operations, and existing sources of and access to financing are adequate to satisfy our working capital, capital expenditures and debt service requirements at least through September 30, 2005.  However, in order to provide greater financial flexibility and liquidity, and in view of the substantial cash needs of our regenerative cell business during its development stage, we will need to raise additional capital.

From inception to September 30, 2004, we have financed our operations primarily by:

•                  Issuing our stock,

•                  Generating revenues,

•                  Selling, in September 2002, the CMF product line,

•                  Selling, in May 2004 the Thin Film product line (except for the territory of Japan),

•                  Signed, in July 2004, a Distribution Agreement for the distribution rights to Thin Film in Japan and received an upfront license fee, and

•                  Obtaining a modest amount of capital equipment long-term financing.

As a result of the non-recurring receipt of $6,500,000 for the completion of CMF clinical research and know-how transfer, long-term financing of $1,039,000 and the sale of our non-Japan bioresorbable Thin Film product line for net proceeds of $6,934,000 and the upfront license fee for the distribution rights to Thin Film product line of $1,500,000, our liquidity metrics as of September 30, 2004 appear superior to those as of December 31, 2003.  We increased our cash and short-term investment position by $2,709,000 or 19.0% and working capital by $4,166,000 or 33.5% in comparison to December 31, 2003. However, the improved metrics mask the cash losses we have been incurring in the business which we still retain. Also, acquiring cash through the sale of product lines is fundamentally non-recurring; once sold, they cannot be sold again to cover a future period’s operating losses.

We believe that our near-term borrowing requirements and debt repayments will continue to involve a relatively small amount of cash.  To fund the rest of 2004 expected capital expenditures of $300,000 to $600,000, we intend to borrow under our Amended Master Security Agreement, which has an available credit facility of approximately $461,000.

Any excess funds will be invested in short-term available for sale investments.  We believe that it is necessary to maintain a large amount of cash and short-term available for sale investments on hand to ensure that we have adequate resources to fund future research and development, and assuage legal risks and challenges to our business model.

Our capital requirements for the rest of 2004 and 2005 and beyond will depend on numerous factors, including the resources we devote to developing and supporting our products, Medtronic’s marketing efforts, market acceptance of our developed products, regulatory approvals and other factors.  We have positioned ourselves to expand our cash position through actively pursuing co-development and marketing agreements, research grants, and licensing agreements related to our technology platforms.  Moreover, we are committed to increasing revenues from our bioresorbable products and reinvesting the profits into our regenerative cell therapy research.  The revenue generated from our bioresorbable products will depend in large part on the success of Medtronic’s (our sole distributor of spine and orthopedics implants) marketing efforts in the bioresorbable spine and orthopedics arena.

We expect to incur research and development expenses, well beyond our current level, in our regenerative cell platform for an extended time, even if our spine and orthopedics biomaterials business returns to profitability, and even more so if it does not, we will need to seek partnerships or additional sources of financing, such as, through the sale of equity securities.

The following summarizes our contractual obligations and other commitments at September 30, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$2,305,000	$958,000	$1,343,000	$4,000	$—
Operating lease obligations	2,468,000	657,000	1,811,000	—	—
Research study obligations	394,000	394,000	—	—	—
Total	$5,167,000	$2,009,000	$3,154,000	$4,000	$—

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

Revenue recognition

Product sales

We have agreements with our distributors that title and risk of loss pass upon shipment of the products to the distributor.  Revenue is recognized upon shipment of products to distributors following receipt and acceptance of a distributor’s purchase order.  On occasion, we offer extended payment terms to customers.  We do not recognize revenues under these arrangements until the payment becomes due or, if earlier, is received.

We warrant that our products are free from manufacturing defects at the time of shipment to our customers.

In most fiscal quarters a majority of our revenues are from Medtronic, under our Development and Supply Agreement with Medtronic dated January 5, 2000 and amended December 22, 2000 and September 30, 2002, as well as our Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002.  These revenues are classified as revenues from related party in the consolidated condensed statements of operations.

Any upfront payments received from license/distribution agreements are recognized ratably over the term of the agreement, provided no significant obligations or deliverables remain, into revenues from related party or revenues from third parties depending upon the counterparty to the transaction.

Research

We earn revenue for performing services under development agreements with both commercial enterprises and governmental agencies like the NIH.  Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event.  The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when (i) the performance criteria for that milestone have been met if substantive effort is required to achieve the milestone, (ii) the amount of the milestone payment appears reasonably commensurate with the effort expended and (iii) collection of the payment is reasonably assured.

When we are reimbursed for costs incurred under grant arrangements with the NIH, our policy is to recognize revenues under the NIH grant arrangement for the lesser of:

•                  Qualifying costs incurred (and not previously recognized) for which we are entitled to funding from the NIH; or,

•                  The amount determined by comparing the outputs generated to date versus the total outputs expected to be achieved under the research arrangement.

Income earned under development agreements is classified as research grant or development revenue in our statements of operations.  The costs associated with development agreements are recorded as research and development expenses.

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

In the past, our warranty provision was based primarily on actual history of warranty claims submitted by our customers.  Prior to the third quarter of 2003, we had de minimis warranty claims despite recognizing approximately $27 million in cumulative sales of medical devices.  Accordingly, we had no warranty reserves as of September 30, 2003.

In the third quarter of 2003, we determined that some of the products we sold did not meet certain customer expectations, based on criteria previously communicated to our customer (Medtronic).  After detecting this matter, we elected to replace all lots of affected inventory that were on hand at the customer, and we subsequently modified our procedures to alleviate similar occurrences in the future.

As a result, we recorded a warranty charge of $243,000 in the third quarter of 2003.  We have incorporated this new historical warranty data into our determination of appropriate warranty reserves to record prospectively and will continue to evaluate the adequacy and accuracy of our warranty obligations on a quarterly basis.  There have been no material warranty claims since the third quarter of 2003.

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

Unearned Compensation

We record unearned compensation for options granted to employees as the difference between the exercise price of options granted and the fair market value of our common stock on the date of grant.  Unearned compensation is amortized to stock based compensation expense and reflected as such in the Statements of Operations and Comprehensive Income (Loss).  As of September 30, 2004 there was no outstanding amount related to unearned compensation.

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

We are subject to the following significant risks, among others:

We have a limited operating history; our operating results can be volatile

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced fields such as the medical device and biotechnology field.  Due to our limited operating history, comparisons of our year-to-year operating results are not necessarily meaningful and the results for any periods should not necessarily be relied upon as an indication for future performance.  Since our limited operating history makes the prediction of future results difficult or impossible, our recent revenue growth should not be taken as an indication of any future growth or of a sustainable level of revenue.  This was demonstrated by our revenue decline in both the second and third quarter of 2004.

Moreover, our operating results can vary substantially from our previously published financial guidance (such as happened in the second quarter of 2004), from analyst expectations and from previous periodic results for many reasons, including the timing of product introductions and distributor purchase orders.  Also, the 2002 sale of our craniomaxillofacial “CMF” bone fixation implant and accessory product line, which had represented a large portion of our revenues, plus the 2004 sale of our non-Japan bioresorbable Thin Film surgical implants for separation of soft tissues, will distort quarterly and annual earning comparisons through 2004 and 2005.  Earnings surprises can have a disproportionate effect on the stock prices of emerging companies such as ours.  Also, our stock price is likely to be disproportionately affected by changes which generally affect the economy, the stock market or the medical device and biotechnology industries.

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

We have never been profitable on an operational basis

We have incurred net losses in each year since we started doing business.  These losses have resulted primarily from expenses associated with our research and development activities, and general and administrative expenses.  We anticipate that our recurring operating expenses will increase for the next several years, as our research and development expenses may increase in order to develop and market new products and fund additional pre-clinical research and possibly clinical trials.  We expect to continue to incur operational losses at least through the end of 2004, and the amount of future net losses and time necessary to reach operational profitability are somewhat uncertain.  Development-stage losses related to our development of regenerative cell technology are expected to keep us in a loss position on a consolidated basis for several years.

We are adopting a high-risk strategy

We intend to use cash from the profits of the HYDROSORB™ products and the Japan Thin Film products, and the proceeds of the sale of the CMF and non-Japan bioresorbable Thin Film product lines, to finance the regenerative cell technology and its development-stage cash needs.  This is a high-risk strategy because there can be no assurance that our regenerative cell technology will ever be developed into commercially viable products (scientific risk), that we will be able to preclude other companies from depriving us of market share and profit margins by selling products based on our inventions (legal risk), that we will be able successfully to manage a company in a different business than we have operated in the past (operational risk), that we will be able to successfully use our bioresorbable products to deliver regenerative cells where needed in the body (strategic risk), or that our cash resources will be adequate to develop the regenerative cell technology until it becomes profitable (if ever) while still serving the cash needs of our biomaterials medical device product lines (financial risk).  Instead of using the cash to reinvest in our biomaterials core business, we are using it in one of the riskiest industries in the economy.  This fundamentally changes our risk/reward profile and may make our stock an unsuitable investment for some investors.

The financial risk in this strategy is significant, particularly if our bioresorbable products are not independently cash-flow-positive.  Although we eliminated the negative cash flow of the early commercialization stage of the non-Japan Thin Film business by selling that business to MAST in May 2004, even our core spine and orthopedics implants business fell back into a negative cash flow position in the second quarter of 2004 due to the sharp reduction in orders from and sales to Medtronic.  This was followed by an even sharper reduction in third quarter 2004 spine and orthopedics implant product orders from our sales to Medtronic. With the CMF and (non-Japan) Thin Film product lines sold and the Japanese Thin Film products not yet approved for commercialization, our only remaining bioresorbable implants business from which we might derive product revenues in the short term is our spine and orthopedic implants product line.

Further legal risk arises from a lawsuit, just filed by the University of Pittsburgh, seeking a determination that its assignors, rather than the University of California’s assignors, are the true inventors of U.S. Patent No. 6,777,231. We are the exclusive, worldwide licensee from the University of California under this patent, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the University of Pittsburgh wins the lawsuit, our license rights could be nullified or rendered non-exclusive with respect to any third party that might license rights from the University of Pittsburgh, and our regenerative cell strategy could be materially adversely affected.

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

We remain significantly dependent on Medtronic to generate sales revenues for all of our spine and orthopedics bioresorbable products.  The amount and timing of resources which may be devoted to the performance of Medtronic’s contractual responsibilities are not within our control.  There can be no guarantee that Medtronic will perform its obligations as expected, pay us any additional option or license fees or market any new products under the distribution agreements, or that we will derive any significant revenue from such arrangements.  Medtronic’s sale of our products to end customers in the nine months ended September 30, 2004, and its rate of product orders placed with us in the same period disappointed our expectations.  Third quarter results were exceptionally weak, and we are significantly disappointed with the marketing efforts of Medtronic for our products at this time.

Our dependence upon Medtronic to market and sell our bioresorbable products places us in a position where we cannot accurately predict the extent to which our products will be actively and effectively marketed, depriving us of some of the reliable data we need to make optimal operational and strategic decisions.  The consequent lack of visibility resulted in our second quarter 2004 financial performance falling short of our own and the market’s expectations and compelled us to, on July 19, 2004, withdraw our previously announced financial guidance for the remainder of 2004.  Third-quarter 2004 sales were even worse, further demonstrating the lack of control and visibility.

The prices which Medtronic pays us are fixed, pending biannual price reviews, based on a percentage of Medtronic’s historic selling prices to its customers.  If our costs increase but our selling prices remain fixed, our profit margin will suffer.

Medtronic owns more than 7.2% of our stock, which may limit our ability to negotiate commercial arrangements optimally with Medtronic.  Although Medtronic has exclusive distribution rights to our co-developed spinal implants, Medtronic also distributes other products that are competitive to ours, and it might choose to develop and distribute existing or alternative technologies in preference to our technology in the spine.

There can be no assurance that our interests will continue to coincide with those of Medtronic or that disagreement over rights or technology or other proprietary interests will not occur, and the loss of the marketing services provided by Medtronic, or the loss of revenues generated by Medtronic, could have a substantial negative effect on the results of our operations and financial condition.

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

We expect physicians’ inertia, and skepticism, to also be a significant barrier as we attempt to gain market penetration with our future regenerative cell products. We may need to finance lengthy time-consuming clinical studies (and have them prove the medical benefit convincingly) in order to overcome this inertia and skepticism.

We depend on recently introduced products and anticipated new products, which subject us to development and marketing risks

We are in a relatively early stage of commercialization with many of our products although we have derived revenue from sales of certain products to our distributors, particularly Medtronic.  We believe that our long-term viability and growth will depend in large part on receiving additional regulatory clearances or approvals for our products and expanding our sales and marketing for our spine and orthopedics implants and other new products that may result from our research and development activities.  We are presently pursuing product opportunities in spine and orthopedics and other tissue repair and regeneration throughout the body that will require extensive additional capital investment, research, development, clinical testing and regulatory clearances or approvals prior to commercialization.  There can be no assurance that our product development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.  The path to commercial profit from our regenerative cell technology is unclear even if we demonstrate the medical benefit of our regenerative cell technology in various applications, there is no proven path for commercializing the technology in a way to earn a durable profit commensurate with the medical benefit. Most of our cell related products and/or services are at least three to five years away.

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

We will need to raise more cash in the future

As of September 30, 2004, we had $16,977,000 of cash, cash equivalents and short-term investments; we have always had negative cash flow from operations.  Our regenerative cell business will continue to result in a substantial requirement for research and development expenses for several years, during which it will bring in no significant revenues.  Other than our current equipment financing lines of credit, we currently have no commitments for any additional debt or equity financing, and there can be no guarantee that adequate funds for our operations from any additional debt or equity financing, our operating revenues, arrangements with distribution partners or from other sources will be available when needed or on terms attractive to us.  The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research or product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, and could have a substantial negative effect on the results of our operations and financial condition.

We do not have much manufacturing experience

We have a limited manufacturing history and limited experience in manufacturing some of our products.  Our future success is dependent in significant part on our ability to manufacture products in commercial quantities, in compliance with regulatory requirements and in a cost-effective manner.  Production of some of our products in commercial-scale quantities may involve unforeseen technical challenges and may require significant scale-up expenses for additions to facilities and personnel.  There can be no guarantee that we will be able to achieve large-scale manufacturing capabilities for some of our products or that we will be able to manufacture these products in a cost-effective manner or in quantities necessary to allow us to achieve profitability.  Our 2002 sale of CMF production assets to Medtronic and our 2004 sale of the non-Japan bioresorbable Thin Film product line deprive us of some economies of scale in manufacturing. Current demand for spine and orthopedics products from Medtronic is so low that economies of scale are lacking as to that product line as well.

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

Our regenerative cell technology license agreement with the Regents of the University of California contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could significantly impact our ability to continue the development of the regenerative cell technology and/or commercialize related products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.  In addition, further legal risk arises from a lawsuit, just filed by the University of Pittsburgh, seeking a determination that its assignors, rather than the University of California’s assignors, are the true inventors of U.S. Patent No. 6,777,231. We are the exclusive, worldwide licensee from the University of California under this patent, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the University of Pittsburgh wins the lawsuit, our license rights could be nullified or rendered non-exclusive with respect to any third party that might license rights from the University of Pittsburgh, and our regenerative cell strategy could be materially adversely affected.

Our commercial success will also depend, in part, on our ability to avoid infringing patents issued to others.  If we were judicially determined to be infringing any third party patent, we could be required to pay damages, alter our products or processes, obtain licenses or cease certain activities.  If we are required in the future to obtain any licenses from third parties for some of our products, there can be no guarantee that we would be able to do so on commercially favorable terms, if at all.  U.S. patent applications are not immediately made public, so we might be surprised by the grant to someone else of a patent on a technology we are actively using.  As noted above as to the University of Pittsburgh lawsuit, even patents issued to us or our licensors might be judicially determined to belong in full or in part to third parties.

Litigation, which would result in substantial costs to us and diversion of effort on our part, may be necessary to enforce or confirm the ownership of any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights.  If our competitors claim technology also claimed by us and prepare and file patent applications in the United States, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or a foreign patent office to determine priority of invention, which could result in substantial costs to and diversion of effort, even if the eventual outcome is favorable to us.

Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming.  We may incur substantial legal costs as a result of the University of Pittsburgh lawsuit, and our president Marc Hedrick is a named individual defendant in that lawsuit because he is one of the inventors identified on the patent.  Litigation could subject us to significant liabilities to third parties and require disputed rights to be licensed from third parties or require us to cease using certain technology.

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

The trading market for our stock in the United States is not liquid and our European stock exchange listing might not avail United States investors

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

Interest Rate Exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments.  These short-term investments, reported at an aggregate fair market value of $13,991,000 as of September 30, 2004, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations.  These securities are subject to (minor) market rate risk inasmuch as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at September 30, 2004, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer.  While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.  Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe and Japan.  Although we transacted business in various foreign countries before the May 2004 sale of our non-Japan Thin Film business to MAST, settlements were usually based on the U.S. dollar.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended September 30, 2004, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Christopher J. Calhoun, our Chief Executive Officer, and Mark E. Saad, our Chief Financial Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of September 30, 2004, our disclosure controls and procedures are effective.

PART II                           OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company has been involved in routine litigation incidental to the conduct of its business.  As of September 30, 2004 we were not a party to any material legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchase of equity securities

Period	Total number of shares repurchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plan or programs
July 1 – 31, 2004	—		$—	—	—
August 1 – 31, 2004	3,650	(1)	$2.48	3,650	29,268
September 1 – 30, 2004	—		$—	—	—
Total	3,650		$2.48	3,650	—	(1)

(1) Under a program first authorized by our Board of Directors on April 3, 2001, and amended on April 9, 2002, September 17, 2002 and August 11, 2003, we were authorized to repurchase up to 3,000,000 shares of common stock.  The expiration date of this program was August 10, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on August 24, 2004.  Of the 13,930,834 shares of our common stock which could be voted at the annual meeting, 5,256,495 shares of our common stock were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

a.               Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld

Christopher J. Calhoun	5,242,069	12,926
Marshall G. Cox	5,240,293	14,702
Marc H. Hedrick, MD	5,240,893	14,102
Ronald D. Henriksen	5,241,893	13,102
E. Carmack Holmes, MD	5,241,876	13,119
David M. Rickey	5,243,136	11,859

b.              The proposal to ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004, received the following votes:

For	Against	Abstain

5,138,093	9,240	107,662

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

We pay an aggregate of approximately $66,000 in rent per month for our properties.

Staff

As of September 30, 2004, we had 95 full-time employees, comprised of 57 employees in research and development, 9 employees in manufacturing, 22 employees in management and finance and administration and 7 employees in sales and marketing.  From time to time, we also employ independent contractors to support our administrative organizations.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

	10.19	Notice and Agreement for Stock Options Grant Pursuant to MacroPore Biosurgery, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory)

	10.20	Notice and Agreement for Stock Options Grant Pursuant to MacroPore Biosurgery, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory) with Cliff

	10.21	Notice and Agreement for Stock Options Grant Pursuant to MacroPore Biosurgery, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive)

	10.22	Notice and Agreement for Stock Options Grant Pursuant to MacroPore Biosurgery, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive) with Cliff

	10.23	Form of Options Exercise and Stock Purchase Agreement Relating to the 2004 Equity Incentive Plan

	10.24	Form of Notice of Stock Options Grant Relating to the 2004 Equity Incentive Plan

	10.25*	Exclusive Distribution Agreement, Effective July16, 2004 by and between the Company and Senko Medical Trading Co.

	15.1	Letter re unaudited interim financial information

	31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

b.	Reports on Form 8-K

We filed, on August 27, 2004 a Form 8-K to report the 2004 Equity Incentive Plan of MacroPore Biosurgery, Inc. (covering 3,000,000 shares) became effective upon approval by the Board of Directors. (Items 1.01 and 9.01).

We filed on July 19, 2004, a Form 8-K to report entering into a distribution agreement with Senko Medical Trading Co. for the distribution of bioresorbable Thin Film products in Japan. This Form 8-K also reported the withdrawal of previously-given financial guidance. (Items 5, 7 and 12).

We furnished, on Form 8-K, during this fiscal quarter, disclosure of announcement of historical financial results.  Pursuant to SEC staff guidance, such furnished Form 8-K information need not be listed in this Item 6(b) of Form 10-Q.

*Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text (the "Mark").  This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on November 15, 2004.

MACROPORE BIOSURGERY, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 15, 2004		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 15, 2004		Mark E. Saad
Chief Financial Officer

EXHIBIT INDEX

10.19	Notice and Agreement for Stock Options Grant Pursuant to MacroPore Biosurgery, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory)

10.20	Notice and Agreement for Stock Options Grant Pursuant to MacroPore Biosurgery, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory) with Cliff

10.21	Notice and Agreement for Stock Options Grant Pursuant to MacroPore Biosurgery, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive)

10.22	Notice and Agreement for Stock Options Grant Pursuant to MacroPore Biosurgery, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive) with Cliff

10.23	Form of Options Exercise and Stock Purchase Agreement Relating to the 2004 Equity Incentive Plan

10.24	Form of Notice of Stock Options Grant Relating to the 2004 Equity Incentive Plan

10.25	Exclusive Distribution Agreement, Effective July16, 2004 by and between the Company and Senko Medical Trading Co.

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002