Form 10-Q
period 2005-06-30
CYTORI THERAPEUTICS, INC.
filed 2005-08-15
CIK 1095981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-32501

CYTORI THERAPEUTICS, INC.

(Exact name of Registrant as Specified in Its Charter)

DELAWARE	33-0827593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3020 CALLAN ROAD, SAN DIEGO, CALIFORNIA	92121
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2005, there were 15,175,684 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cytori Therapeutics, Inc.:

We have reviewed the consolidated condensed balance sheet of Cytori Therapeutics, Inc. (formerly MacroPore Biosurgery, Inc.) and subsidiaries as of June 30, 2005, and the related consolidated condensed statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2005 and 2004, and the related consolidated condensed statements of cash flows for the six-month periods ended June 30, 2005 and 2004.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 1 of Macropore Biosurgery, Inc.’s audited financial statements as of December 31, 2004 and for the year then ended, discloses that the Company derives a substantial portion of its revenues from a related party.  Our auditor’s report on those financial statements dated March 11, 2005, includes an explanatory paragraph referring to the matter in note 1 of those financial statements.

/s/ KPMG LLP

San Diego, California
August 12, 2005

CYTORI THERAPEUTICS, INC.

(formerly known as MacroPore Biosurgery, Inc.)

CONSOLIDATED CONDENSED BALANCE SHEETS

	As of June 30, 2005	As of December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,076,000	$2,840,000
Short-term investments, available-for-sale	11,746,000	10,579,000
Accounts receivable, net of allowance for doubtful accounts of $5,000 and $8,000 in 2005 and 2004, respectively	491,000	863,000
Inventories	532,000	379,000
Other current assets	901,000	984,000

Total current assets	16,746,000	15,645,000

Property and equipment, net	2,900,000	3,080,000
Other assets	393,000	236,000
Intangibles, net	1,987,000	2,122,000
Goodwill	4,387,000	4,387,000

Total assets	$26,413,000	$25,470,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,489,000	$2,329,000
Current portion of long-term obligations	773,000	938,000

Total current liabilities	3,262,000	3,267,000

Deferred gain on sale of assets	5,650,000	5,650,000
Deferred license fee revenue	1,500,000	1,500,000
Deferred development revenue	1,083,000	1,092,000
Option liability	246,000	—
Deferred other	7,811,000	—
Long-term obligations, less current portion	819,000	1,128,000

Total liabilities	20,371,000	12,637,000

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2005 and 2004	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 18,040,018 and 16,820,018 shares issued and 15,167,184 and 13,947,184 shares outstanding in 2005 and 2004, respectively	18,000	17,000
Additional paid-in capital	77,817,000	74,737,000
Accumulated deficit	(61,361,000)	(51,475,000)
Treasury stock, at cost	(10,414,000)	(10,414,000)
Accumulated other comprehensive loss	(18,000)	(32,000)

Total stockholders’ equity	6,042,000	12,833,000

Total liabilities and stockholders’ equity	$26,413,000	$25,470,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

(formerly known as MacroPore Biosurgery, Inc.)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Sales to related party	$1,477,000	$894,000	$3,232,000	$2,815,000
Sales to third parties	2,000	636,000	4,000	977,000
Research grant	62,000	10,000	85,000	100,000
Development	—	—	9,000	—

	1,541,000	1,540,000	3,330,000	3,892,000
Cost of revenues:
Cost of revenues, including stock based compensation expense of $0 and $1,000 for the three months ended June 30, 2005 and 2004, respectively; $0 and $3,000 for the six months ended June 30, 2005 and 2004, respectively	738,000	314,000	1,483,000	1,191,000
Inventory provision	—	—	—	242,000

Gross profit	803,000	1,226,000	1,847,000	2,459,000

Operating expenses:
Research and development, excluding stock based compensation expense of $63,000 and $32,000 for the three months ended June 30, 2005 and 2004, respectively; $63,000 and $32,000 for the six months ended June 30, 2005 and 2004, respectively	3,596,000	2,668,000	6,869,000	5,175,000
Sales and marketing, excluding stock based compensation expense of $0 and $11,000 for the three months ended June 30, 2005 and 2004, respectively; $0 and $22,000 for the six months ended June 30, 2005 and 2004, respectively	337,000	654,000	728,000	1,612,000
General and administrative, excluding stock based compensation expense of $0 and $36,000 for the three months ended June 30, 2005 and 2004, respectively; $0 and $71,000 for the six months ended June 30, 2005 and 2004, respectively	2,098,000	1,575,000	4,007,000	2,801,000
Stock based compensation (excluding cost of revenues stock based compensation)	63,000	79,000	63,000	125,000
Change in fair value of option liability	60,000	—	60,000	—
Restructuring charge	—	70,000	—	70,000

Total operating expenses	6,154,000	5,046,000	11,727,000	9,783,000

Operating loss	(5,351,000)	(3,820,000)	(9,880,000)	(7,324,000)

Other income (expense):
Gain on sale of assets, related party	—	—	—	5,000,000
Interest income	54,000	57,000	109,000	112,000
Interest expense	(36,000)	(48,000)	(76,000)	(87,000)
Other income (expense), net	(26,000)	1,000	(39,000)	(21,000)
Total other income (expense)	(8,000)	10,000	(6,000)	5,004,000

Net loss	(5,359,000)	(3,810,000)	(9,886,000)	(2,320,000)

Other comprehensive income (loss)-unrealized holding income (loss)	14,000	(41,000)	14,000	(50,000)

Comprehensive loss	$(5,345,000)	$(3,851,000)	$(9,872,000)	$(2,370,000)

Basic and diluted net loss per common share	$(0.37)	$(0.27)	$(0.70)	$(0.17)

Basic and diluted weighted average common shares	14,379,849	13,920,186	14,168,234	13,933,111

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

(formerly known as MacroPore Biosurgery, Inc.)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(9,886,000)	(2,320,000)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	861,000	866,000
Inventory provision	—	242,000
Reduction in allowance for doubtful accounts	(3,000)	(19,000)
Change in fair value of option liability	60,000	—
Restructuring charge	—	70,000
Amortization of gain on sale of assets, related party	—	(156,000)
Amortization of gain on sale of assets	—	(189,000)
Gain on sale of assets, related party	—	(5,000,000)
Stock based compensation	63,000	119,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	375,000	(147,000)
Inventories	(153,000)	(51,000)
Other current assets	83,000	(79,000)
Other assets	(157,000)	35,000
Accounts payable and accrued expenses	160,000	(413,000)
Deferred development revenue	(9,000)	58,000

Net cash used in operating activities	(8,606,000)	(6,984,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	22,089,000	30,006,000
Purchases of short-term investments	(23,242,000)	(34,548,000)
Proceeds from sale of assets, related party	—	5,000,000
Proceeds from sale of assets, net	—	6,960,000
Purchases of property and equipment	(546,000)	(463,000)
Acquisition costs	—	(21,000)

Net cash (used in) provided by investing activities	(1,699,000)	6,934,000

Cash flows from financing activities:
Principal payments on long-term obligations	(474,000)	(382,000)
Proceeds from long-term obligations	—	722,000
Proceeds from exercise of employee stock options	15,000	26,000
Proceeds from sale of common stock	3,003,000	—
Proceeds from issuance of options	186,000	—
Proceeds received in excess of fair market value of common stock	7,811,000	—
Purchase of treasury stock	—	(1,043,000)

Net cash provided by (used in) financing activities	10,541,000	(677,000)

Net increase (decrease) in cash and cash equivalents	236,000	(727,000)

Cash and cash equivalents at beginning of period	2,840,000	2,820,000

Cash and cash equivalents at end of period	$3,076,000	$2,093,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$80,000	$86,000
Taxes	7,000	11,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

(formerly known as MacroPore Biosurgery, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

1.                 Basis of Presentation

The accompanying unaudited consolidated condensed financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.  The consolidated condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc. (“Cytori” or the “Company”), formerly known as MacroPore Biosurgery, Inc., have been included.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to the consolidated financial statements for the year ended December 31, 2004 and footnotes thereto which were included in the Company’s Annual Report on Form 10-K, dated March 31, 2005.

2.              Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

The Company’s most significant estimates and critical accounting policies involve revenue recognition, determining the warranty provision, evaluating for goodwill impairment, and the accounting for product line dispositions.

3.              Segment Information

On July 11, 2005, the Company announced the reorganization of its business based on two distinct operating segments – (a) Regenerative cell technology and (b) MacroPore Biosurgery, which manufactures bioresorbable implants.  In the past, the Company’s resources were managed on a consolidated basis.  However, in an effort to better reflect the Company’s focus and significant progress in the development of regenerative therapeutics, the Company is now reporting its financial results in two segments.  As a result, the Company’s name has been changed from MacroPore Biosurgery, Inc. to Cytori Therapeutics, Inc.

The Company’s regenerative cell technology segment is focused on the discovery and development of cell-based therapies for cardiovascular disease, spine and orthopedic conditions, gastrointestinal disorders and new approaches for aesthetic and reconstructive surgery using regenerative cells from adipose tissue, also known as fat tissue.  The MacroPore Biosurgery division manufactures and distributes the HYDROSORB™ family of FDA-cleared bioresorbable spine and orthopedic implants; the division also develops the Thin Film bioresorbable implants for Senko Medical Trading Co. (“Senko”), which has exclusive distribution rights to these products in Japan.

The Company measures the success of each operating segment based on operating results, and additionally, in the case of the regenerative cell technology segment, the achievement of key research objectives.  In arriving at operating loss for each segment, the Company uses the same accounting policies as those used for the consolidated company and as described in Note 1 to the Company’s consolidated financial statements for the year ended December 31, 2004.   However, segment operating results exclude allocations of company-wide general and administrative costs, changes in fair value of option liability, and the restructuring charge.

Prior year results presented below have been developed on the same basis as the current year figures.  For all periods presented, the Company did not have any intersegment transactions.

The following tables provide information regarding the performance and assets of the Company’s operating segments:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Regenerative cell technology	$64,000	$12,000	$89,000	$106,000
MacroPore Biosurgery	1,477,000	1,528,000	3,241,000	3,786,000
Total Revenues	$1,541,000	$1,540,000	$3,330,000	$3,892,000

Segment losses:
Regenerative cell technology	$(2,821,000)	$(1,854,000)	$(5,359,000)	$(3,346,000)
MacroPore Biosurgery	(372,000)	(285,000)	(454,000)	(1,036,000)
General and administrative expenses	(2,098,000)	(1,611,000)	(4,007,000)	(2,872,000)
Changes in fair value of option liability	(60,000)	—	(60,000)	—
Restructuring charge	—	(70,000)	—	(70,000)
Total operating loss	$(5,351,000)	$(3,820,000)	$(9,880,000)	$(7,324,000)

	As of June 30, 2005	As of December 31, 2004
Assets:
Regenerative cell technology	$7,519,000	$7,795,000
MacroPore Biosurgery	3,149,000	3,457,000
Corporate assets	15,745,000	14,218,000
Total assets	$26,413,000	$25,470,000

4.              Stock Based Compensation

The Company applies the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44,  “Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25” to account for its employee stock option plans.  Under the intrinsic value method, compensation expense is recognized only if the current market price of the underlying stock exceeds the exercise price as of the measurement date (typically the date of grant).  Any resulting expense is recorded on a straight-line basis over the applicable vesting period.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As permitted by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

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

The Company estimated that the weighted average estimated fair values of stock options granted for the three and six months ended June 30, 2005 were $2.18 and $2.27 per share, respectively, on the date of grant.  The weighted average estimated fair values of stock options granted during the three and six months ended June 30, 2004 were $3.27 and $3.27 per share, respectively, on the date of grant.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Expected term	6 years	7 years	6 years	7 years
Interest rate	3.99%	3.89-4.35%	3.97%	3.31-4.35%
Volatility	82.7%	87.0%	81.5%	87.0-89.3%
Dividends	—	—	—	—

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, the Company would have recorded the following net loss and net loss per share amounts:

	For the three months ended June 30,		For the six months endedJune 30,
	2005	2004	2005	2004

Net loss:
As reported	$(5,359,000)	$(3,810,000)	$(9,886,000)	$(2,320,000)
Add: Employee stock based compensation expense included in reported net loss, net of related tax effects	—	48,000	—	96,000
Deduct: Total employee stock based compensation expense determined under Black-Scholes method for all awards, net of related tax effects	(689,000)	(629,000)	(1,417,000)	(1,227,000)
Pro forma	$(6,048,000)	$(4,391,000)	$(11,303,000)	$(3,451,000)

Basic loss per common share:
As reported	$(0.37)	$(0.27)	$(0.70)	$(0.17)
Pro forma	$(0.42)	$(0.32)	$(0.80)	$(0.25)

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

The adoption of FAS 123R will have a material effect on the Company’s results of operations.  Based on pro forma amounts for historical periods presented earlier in this note, the Company’s reported net loss will increase (or its net income would be reduced) each quarterly period once FAS 123R has been adopted.

5.              Short-term Investments

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

At June 30, 2005, the excess of historical cost over the fair value of the Company’s short-term investments is immaterial.

6.              Inventories

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

7.              Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company assesses certain of its long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted future cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the six months ended June 30, 2005 and 2004, the Company had no impairment losses associated with its long-lived assets.

8.              Revenue Recognition

Product Sales

The Company sells its MacroPore Biosurgery products to distributors and, prior to the sale of its Thin Film product line in May 2004 (see note 16), also sold products directly to hospitals.  The Company has agreements with its distributors wherein title and risk of loss pass upon shipment of the products to the distributor.  Revenue is recognized upon shipment of products to distributors following receipt and acceptance of a distributor’s purchase order.  Before the sale of the Thin Film product line in May 2004, revenue from sales to hospitals was recognized upon delivery of the product.

On occasion, the Company offers extended payment terms to customers.  The Company does not recognize revenues under these arrangements until the payment becomes due or is received, if that occurs earlier.  Moreover, the Company warrants that its products are free from manufacturing defects at the time of shipment to its customers.  The Company has recorded a reserve for the estimated costs it may incur under its warranty program (see note 9).

The majority of the Company’s revenues are from Medtronic, under a Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002, as well as a Development and Supply Agreement dated January 5, 2000 and amended December 22, 2000 and September 30, 2002.  These revenues are classified as sales to related party in the statements of operations.

Any upfront payments received from license/distribution agreements are recognized as revenues ratably over the period in which the customer benefits from the license/distribution agreement.  Any recognized amounts are reported as sales to related party or sales to third parties depending upon the counterparty to the transaction.

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

In the three months and six months ended June 30, 2005, the Company recognized NIH grant revenue of $62,000 and $85,000, respectively, and incurred qualifying costs of $61,000 and $83,000.  In the three months and six months ended June 30, 2004, the Company recognized NIH grant revenue of $10,000 and $100,000 and incurred costs of $54,000 and $153,000.  In the first quarter of 2005, the Company recognized development revenue of $9,000 and incurred costs of $10,000.  There were no comparable development revenues or costs in 2004.

9.              Warranty

The Company provides a limited warranty under its agreements with its customers for products that fail to comply with product specifications.  The Company has recorded a reserve for estimated costs it may incur under its warranty program.

The following summarizes the Company’s warranty reserve at June 30, 2005 and 2004:

	As of January 1,	Additions- charges to expenses	Claims	As of June 30,
2005:
Warranty reserve	$102,000	$23,000	$—	$125,000
2004:
Warranty reserve	$267,000	$36,000	$(251,000)	$52,000

In August 2003, as part of its ongoing product monitoring process, the Company determined that some of the products sold to Medtronic did not meet certain expectations, based on criteria previously communicated by the Company to Medtronic.  The Company agreed to a “no charge” replacement of the affected inventory in the possession of Medtronic.  In the six months ended June 30, 2004, the Company incurred claims of $251,000 related to the replacement of this product.  In the six months ended June 30, 2005, the Company incurred no claims related to the replacement of this product.

10.       Income Taxes

In all periods presented in these condensed consolidated financial statements, there was no provision or benefit for income taxes recorded due to the Company’s accumulated net loss position and the recognition of a full valuation allowance against deferred tax assets.  There were also no components of current or deferred federal or state income tax provisions recorded for the periods presented.

11.       Earnings (Loss) Per Share

The Company computes income (loss) per share based on the provision of SFAS No. 128, “Earnings Per Share.”  Basic per share data is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted per share data is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method.  Potential common shares were related entirely to outstanding but unexercised option awards and warrants for all periods presented.

The Company has excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2005 and 2004 as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 1,534,393 and 1,533,893 for the three and six months ended June 30, 2005, respectively, and 2,420,623 and 2,356,623 for the three and six months ended June 30, 2004, respectively.

Additionally, potential common shares excluded from per share calculations due to exercise prices that exceeded average market values were 6,161,928 and 6,162,428 for the three and six months ended June 30, 2005, respectively, and 2,779,306 and 2,843,306 for the three and six months ended June 30, 2004, respectively.  Potential common shares in 2005 include 2,200,000 shares related to the Olympus equity agreement (see note 19).

12.       Commitments

The Company has contractual obligations on leases of office and manufacturing space as follows:

Years Ending December 31,	Operating Leases

For the remainder of 2005	$687,000
2006	1,918,000
2007	1,924,000
2008	1,556,000
2009	1,383,000
2010	707,000
Total	$8,175,000

Rent expense for the six months ended June 30, 2005 and 2004 was $504,000 and $412,000, respectively.

On May 24, 2005, the Company entered into a new lease for 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  The Company intends to move the majority of its operations to this new facility over the next year.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  In addition, the Company is committed to providing a minimum of $837,000 in improvements to the facility.  These improvements are reflected in the table of contractual obligations shown above.

13.       Long-term Debt

As of June 30, 2005 the future contractual principal payments, for the remainder of 2005 and subsequent years, on all of the Company’s promissory notes are as follows:

2005	$463,000
2006	614,000
2007	427,000
2008	88,000
Total	$1,592,000

14.       Composition of Certain Financial Statement Captions

Inventories

	June 30, 2005	December 31, 2004
	(Unaudited)

Raw materials	$200,000	$189,000
Finished goods	332,000	190,000
	$532,000	$379,000

Other Current Assets

	June 30, 2005	December 31, 2004
	(Unaudited)

Prepaid expenses	$670,000	$809,000
Accrued interest receivable	105,000	121,000
Other receivables	126,000	54,000
	$901,000	$984,000

Property and Equipment, net

	June 30, 2005	December 31, 2004
	(Unaudited)

Manufacturing and development equipment	$4,323,000	$3,928,000
Office and computer equipment	2,327,000	2,186,000
Leasehold improvements	1,973,000	1,963,000
	8,623,000	8,077,000
Less accumulated depreciation and amortization	(5,723,000)	(4,997,000)
	$2,900,000	$3,080,000

Intangibles, net

	June 30, 2005	December 31, 2004
	(Unaudited)

Intangibles	$2,695,000	$2,695,000
Less accumulated amortization	(708,000)	(573,000)
	$1,987,000	$2,122,000

The amortization expense of intangibles for the three and six months ended June 30, 2005 was $67,000 and $135,000, respectively.

Estimated amortization of intangibles for the balance of 2005 and the years ended:

2005	$135,000
2006	270,000
2007	270,000
2008	270,000
2009	270,000
Thereafter	772,000
$1,987,000

Accounts Payable and Accrued Expenses

	June 30, 2005	December 31, 2004
	(Unaudited)

Accounts payable	$304,000	$481,000
Accrued bonus	401,000	472,000
Accrued vacation	632,000	579,000
Accrued expenses	687,000	560,000
Accrued professional fees	340,000	135,000
Warranty reserve (note 9)	125,000	102,000
	$2,489,000	$2,329,000

15.       Gain on Sale of Assets, Related Party

In January 2004, the Company received a $5,000,000 milestone payment from Medtronic relating to the 2002 disposition of the Company’s CMF product line.  As part of the disposition arrangement, the Company had agreed to complete clinical research regarding Faster Resorbable Polymers, an area that directly relates to the CMF product line transferred to Medtronic.  The Company became entitled to the $5,000,000 payment after fulfilling the research requirements set out in the CMF sale agreement.  The $5,000,000 payment was recognized during the first half of 2004 as gain on sale of assets, related party in the accompanying statement of operations.

16.       Sale of Thin Film Product Line

In May 2004, the Company sold most, but not all, of its intellectual property rights and tangible assets related to its Thin Film product line to MAST Biosurgery AG, a Swiss corporation (“MAST”) and a subsidiary of MAST.  Specifically, the Company retained the rights to develop and market Thin Film products in Japan (see Note 17).

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

Because of these additional performance requirements, the Company did not initially recognize any gain on sale of the Thin Film assets in the accompanying statement of operations.  Instead, the Company initially recorded – and continues to report – the net proceeds as deferred gain on sale of assets in the accompanying balance sheets.

The deferred gain on sale of assets will be recognized as gain on sale of assets when the Company completes all remaining performance obligations under the Thin Film sale agreement.  As discussed in Note 18, in August 2005, the Company and MAST settled arbitration proceedings related to the sale agreement.  Accordingly, the Company will recognize the gain on sale of assets of $5,650,000, less $124,000 of related deferred costs, in the statement of operations in the third quarter of 2005.

The sale agreement granted MAST a “Purchase Right” to acquire our Thin Film-related interests and rights for Japan at the following terms:

•        From May 31, 2005 to May 31, 2007, the exercise price of the Purchase Right will be equal to the fair market value of the Japanese business, but in no event will be less than $3,000,000.

•        Moreover, between June 1, 2005 and May 31, 2007, MAST will have a right of first refusal to match the terms of any outside offer to buy our Japanese Thin Film business.

If MAST exercises the Purchase Right, MAST may become obligated to reimburse the Company for certain costs the Company has incurred or will incur related to product development and protection of intellectual property rights in Japan.

17.       Thin Film Japan Distribution Agreement

In the third quarter of 2004, the Company entered into a Distribution Agreement with Senko Medical Trading Co. (“Senko”).  Under this agreement, the Company granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.

At the inception of this arrangement, the Company received a $1,500,000 license fee that was recorded as deferred license fee revenue in the accompanying balance sheet.  No portion of this license fee has been recognized in the statements of operations during any periods covered by these financial statements.  The Company will recognize the deferred license fee as revenue systematically over the term of the Distribution Agreement once “commercialization” has been achieved. In simplest terms, commercialization occurs when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare (“MHLW”).  The Distribution Agreement contains certain provisions that could require the Company to return a portion of the upfront license fee.  For instance, if it is determined in good faith by the Company and Senko that commercialization of the Thin Film product is unobtainable, then 50% of the $1,500,000 license fee will be returned to Senko.  Also, if the Company terminates the Distribution Agreement at any time within the initial three years post-commercialization, for any reason except for material breach by Senko, then a pro-rata share of the license fee will be returned to Senko.  In no event will the Company recognize deferred license fee in the income statement if this would cause the remaining deferred income balance to fall below the amount that the Company potentially would have to refund to Senko.

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

As discussed in Note 16 above, the Company has granted MAST a right to acquire the Company’s Thin Film-related interest in Japan.

The Company has agreed to provide back-up supply of products to Senko subject to the terms of the Distribution Agreement in the event that (a) MAST exercises its Purchase Right (see Note 16) and (b) MAST materially fails to deliver product to Senko.  In this circumstance, Senko would pay any amounts due for purchases of product, as well as payments in the nature of royalties, directly to the Company.  The Company would be obliged to remit 5% of the gross margin to MAST on any products sold to Senko.  The Company believes that it is unlikely in practice that this contingency will materialize.  Accordingly, the Company estimates the fair value of this guarantee to be de minimis as of the end of the current reporting period.

18.       Aribitration and Subsequent Event Related to the Sale of Thin Film Product Line

Under the agreement to sell most, but not all, of its Thin Film product line to MAST, the Company was contractually entitled to the following additional consideration (none of this consideration has heretofore been recognized in the financial statements):

•         $200,000, payable only upon receipt of 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for a hernia wrap product (thin film combined product); and

•         $2,000,000 on or before the earlier of (i) May 31, 2005, known as the “Settlement Date,” or (ii) 15 days after the date upon which MAST has hired a Chief Executive Officer (“CEO”), provided the CEO held that position for at least four months and met other requirements specified in the sale agreement.  Note that clause (ii) effectively means that the Company would not have received payment of $2,000,000 before May 31, 2005 unless MAST had hired a CEO on or before January 31, 2005 (four months prior to the Settlement Date).  Moreover, in the event that MAST had not hired a CEO on or before January 31, 2005, MAST may have (at its sole option and subject to the requirements of the sale agreement) alternatively provided the Company with a 19% equity interest in the MAST business that is managing the Thin Film assets at May 31, 2005 in lieu of making the $2,000,000 payment.  The Company’s contention was that MAST did in fact hire a CEO on or before January 31, 2005 and, thus, the Company was entitled to a $2,000,000 cash payment on or before May 31, 2005.

MAST has not made the payments specified above.  On June 14, 2005, the Company initiated arbitration proceedings against MAST, asserting that MAST was in breach of the Asset Purchase Agreement by failing to pay the final $2,000,000 in purchase price (among other issues).  MAST responded asserting its own claims on or about June 23, 2005.  In August 2005, the parties settled the arbitration proceedings and gave mutual releases of all claims, excepting those related to the territory of Japan, and agreed to contractual compromises, the most significant of which is the Company’s waiving of the obligation for MAST to either pay the final cash purchase installment of $2,000,000 or to deliver 19% of its shares.  Moreover, if MAST exercises its Purchase Right (see Note 16) and Thin Film products are marketed in Japan, MAST would no longer be obliged to share certain gross profits and royalties with the Company.

In exchange, MAST agreed to supply - at no cost to the Company - all required product for any necessary clinical study for the territory of Japan and would cooperate in the planning of such study.  However, if MAST exercises its Purchase Right or if the Company and MAST enter into a supply agreement for the territory of Japan, the Company would be obliged to reimburse MAST for any Thin Film product supplied in connection with the Japanese study at a cost of $50 per sheet.

As noted above, the settlement agreement does not cover claims associated with the territory of Japan.  It is possible that either or both parties could re-assert such claims.

19.       Olympus Equity Investment and Potential Strategic Alliance

In the second quarter of 2005, Olympus Corporation (“Olympus”) and the Company entered into a definitive Common Stock Purchase Agreement in which Cytori received $11,000,000 in cash proceeds.    Olympus has also been offered a seat on the Company’s Board of Directors, but has not yet exercised this right.  The Company and Olympus are also seeking to enter into a strategic business alliance relating to the Company’s regenerative cell technology.  Olympus and the Company are now engaged in good-faith negotiations under a Collaboration Agreement toward establishing such an alliance, and are sharing technical information.  As of the end of the second quarter, however, the strategic business alliance had yet to be formalized.

Under the Common Stock Purchase Agreement, the Company distributed 1,100,000 newly issued shares of common stock to Olympus. The Company reflected the common stock issued to Olympus at the market value of the Company’s common stock at the time of the Purchase Agreement ($2.73 per share, or $3,003,000 in the aggregate). As of June 30, 2005, Olympus held approximately 7.3% of the Company’s issued and outstanding shares.

The Company also granted Olympus an immediately exercisable option to acquire 2,200,000 shares of Cytori stock on or before December 31, 2006.  The exercise price of the option shares is $10 per share.  The Company has accounted for this grant as a liability in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The 2,200,000 option shares have been classified as a liability because from the date of grant through the expiration, the Company is required to deliver listed common stock to settle the option shares upon exercise.  Accordingly, the fair value of the 2,200,000 option shares have been (and will continue to be) re-measured at the end of each reporting period, under the Black-Scholes option pricing-model, with movements in fair value reported in the statements of operations as change in fair value of option liability.  At the time the Company entered into the Purchase Agreement, the contractual term, interest rate and volatility assumptions under the Black-Scholes option pricing model were 1.67 years, 3.46% and 59.7%, respectively.

The $11,000,000 in total proceeds received by the Company exceeded the sum of the fair value of the option shares granted as well as the market price of the Company’s stock at the time the Olympus share purchase was agreed upon.  The difference between the proceeds received and the fair values of the Company’s common stock and option liability has been recorded as deferred other on the accompanying balance sheet.  This deferred other will be characterized in the future as events and circumstances dictate.

20.       Subsequent Event

In August 2005, the Company’s Chief Operating Officer (“COO”), ceased employment with the Company.  The Company has agreed to pay the former COO a lump sum cash severance payment of $155,164 and has extended the exercise period for two years on 253,743 vested stock options, which are preliminarily valued at approximately $337,000.  The Company will record an expense in the third quarter of 2005 to reflect the lump sum cash severance payment and the value of the vested stock options.

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

Overview

Our regenerative cell technology division is discovering and developing proprietary cell-based therapeutics utilizing adult stem cells derived from a patient’s own adipose tissue, also known as fat tissue.  Our investigational therapies target cardiovascular disease, spine and orthopedic conditions, gastrointestinal disorders and new approaches for aesthetic and reconstructive surgery.  To facilitate processing and delivery of adipose stem cells, we are developing our proprietary Celution™ system to isolate and concentrate a patient’s own stem cells in about one hour.  This system will dramatically improve the speed in which personalized cell-based therapies can be delivered to patients.

We are developing therapeutic stem cells for myocardial infarction and other cardiovascular-related diseases.  We are pursuing strategic alliances with biotechnology, medical device, and pharmaceutical companies to accelerate and broaden therapeutic development and commercialization for indications outside of cardiovascular disease.  The commercialization of these proprietary treatments will be based on the sale of a point-of-care system and related one-time use consumables.

Our MacroPore Biosurgery division develops and manufactures innovative bioresorbable surgical implants.  Specifically, the MacroPore Biosurgery division manufactures the HYDROSORB™ family of FDA-cleared bioresorbable spine and orthopedic implants, which are distributed worldwide exclusively through Medtronic, Inc. (“Medtronic”).  Additionally, the MacroPore Biosurgery division is developing Thin Film bioresorbable implants exclusively for Senko Medical Trading Co. (“Senko”), which has distribution rights exclusively for Japan.

For the next several years we plan to fund the research and development of our regenerative cell technology through:

•                  Existing cash reserves;

•                  Potential future financings and/or grants;

•                  Profits and cash flows, if any, from the MacroPore Biosurgery division; and

•                  Payments, if any, related to potential regenerative cell technology partnerships.

During this time, we expect to:

•                  Complete the engineering and design of our point-of-care regenerative cell technology system and seek relevant regulatory clearances;

•                  Continue preclinical development of regenerative cell therapies for multiple therapeutic applications;

•                  Expand our intellectual property position related to our regenerative cell technology;

•                  Advance regenerative cell therapies into clinical development;

•                  Form at least one strategic partnership.

Recent Developments

During the second quarter of 2005, we received $11,000,000 by selling 1,100,000 shares of common stock to Olympus Corporation (“Olympus”) at $10.00 per share.  As part of the agreement, Olympus has been granted an option that expires December 31, 2006 to purchase an additional 2,200,000 shares of common stock at $10.00 per share.  Olympus has also been offered a seat on our Board of Directors, but has not yet exercised this right.  We are also seeking to enter into a strategic business alliance with Olympus relating to our regenerative cell technology.  Both companies are now engaged in good-faith negotiations toward establishing such an alliance, and are sharing technical information on a preliminary basis.

Cytori Therapeutics, Inc., formerly known as MacroPore Biosurgery, Inc., strategically reorganized the company on July 11, 2005 due to its shift in focus and progress in the development of cell-based treatments. This reorganization includes a new corporate name and the creation of a separate division for its surgical implants business. This division will now operate under the name MacroPore Biosurgery and will continue to manufacture the HYDROSORB™ family of FDA-cleared bioresorbable implants as well as continue the development of the Thin Film bioresorbable implants for Senko in Japan. The MacroPore Biosurgery division will report financial information as an operating segment of Cytori Therapeutics, Inc.

Our total revenues for the second quarter of 2005 were $1,541,000 compared to $1,540,000 for the same period in 2004.  Of the total revenue for the second quarter of 2005, $1,477,000 was attributable to HYDROSORB™ spine and orthopedic implant sales, compared to $886,000 for the same period in 2004.  Total revenues for the first half of 2005 were $3,330,000 compared to $3,892,000 for the first half of 2004.  Of the total revenue in the first half, $3,232,000 was attributable to HYDROSORB™ revenues, compared to $2,533,000 for the same period in 2004.

The decline in overall revenues in the first half of 2005 is attributable to the absence of Craniomaxillofacial (“CMF”) and Thin Film sales.  We divested the CMF product line to Medtronic in 2002, and our back-up supply obligations to Medtronic ended in 2004.  We sold substantially all of the Thin Film business to MAST Biosurgery AG (“MAST”) in 2004.  The increase in HYDROSORB™ revenues for the second quarter and first half is due predominantly to stocking orders for the radiographically identifiable Spine System products, marketed under the name MYSTIQUE™, which Medtronic is launching in the third quarter of 2005.

Net loss for the second quarter of 2005 was $5,359,000 compared to a net loss of $3,810,000 for the same period in 2004.  Net loss for the first half of 2005 was $9,886,000 compared to a net loss of $2,320,000, for the same period in 2004.  Note that the first half of 2004 included a $5,000,000 gain related to the sale of the CMF product line to Medtronic.  Net loss before the gain was $7,320,000 as shown in the table below1.

	For the six months ended June 30,
	2005	2004

Net loss GAAP	$(9,886,000)	$(2,320,000)
Less: Gain on sale of asset, related party	—	(5,000,000)
Adjusted net loss	$(9,886,000)	$(7,320,000)

(1) We believe adjusted net loss is a useful measure by which investors can evaluate our operating performance on a comparable basis, unaffected by the large payment we received in the first half of 2004.

The increase in net loss during the second quarter and first half of 2005, respectively, compared to the net loss and adjusted net loss for the second quarter and first half of 2004, respectively, is due in part to expenses related to research and development of cell-based therapeutics.

We ended the second quarter of 2005 with $14,822,000 in cash, cash equivalents and short-term investments and $491,000 in accounts receivable.

For 2005, MacroPore Biosurgery continues to expect bioresorbable technology-related revenues of $6,000,000 to $9,000,000 and research and development expenses of $11,000,000 to $13,000,000.

Disposition of Product Lines

Sale of CMF Product Line

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

Sale of Thin Film Product Line

In May 2004, we sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST and one of its subsidiaries for $7,000,000 in cash.

As part of the Thin Film disposition agreement, and for a period of up to one year, we were required to provide training to MAST representatives in all aspects of the manufacturing process related to the transferred Thin Film product line, and to act in the capacity of a back-up supplier to MAST.  Under the back-up supply agreement, we agreed in nearly all cases to supply product ordered by MAST at our manufacturing cost.

Because of these and other additional performance requirements, we did not initially recognize any gain on sale of the Thin Film assets in our statement of operations.  Instead, we initially recorded approximately $6,450,000 as deferred gain on sale in the balance sheet.  The amount recorded as deferred gain on sale does not include the potential contingent consideration described above, which would only be added to the deferred gain on sale when the contingencies are resolved.

In 2004 we recognized $772,000 of the deferred gain as revenues related to the sale of Thin Film products to MAST under the back-up supply agreement at cost.  The recognition of the deferred gain was necessary in 2004 in order to state revenues at fair value of products sold, based on historical selling prices of similar products, over the Company’s manufacturing cost.  No deferred gain has been recognized as revenue in 2005 because there were no shipments of product to MAST and the parties were involved in arbitration proceedings, related in part, to some of our performance requirements in the agreement, for the sale of the Thin Film assets.  Moreover, we will not recognize any additional portion of the deferred gain on sale of assets in our income statement until the arbitration proceedings noted below are settled.

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

The sale agreement granted MAST a “Purchase Right” to acquire our Thin Film-related interests and rights for Japan at the following terms:

•                  From May 31, 2005 to May 31, 2007, the exercise price of the Purchase Right will be equal to the fair market value of the Japanese business, but in no event will be less than $3,000,000.

•                  Moreover, between June 1, 2005 and May 31, 2007, MAST will have a right of first refusal to match the terms of any outside offer to buy our Japanese Thin Film business.

If MAST exercises the Purchase Right, MAST may become obligated to reimburse us for certain costs we have incurred or will incur related to product development and protection of intellectual property rights in Japan.

Under the Thin Film sale agreement, we were potentially entitled to the following additional consideration (beyond the

$7,000,000 cash payment received at closing):

•                  $200,000, payable only upon receipt of 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for a hernia wrap product (thin film combined product); and

•                    $2,000,000 on or before the earlier of (i) May 31, 2005, known as the “Settlement Date,” or (ii) 15 days after the date upon which MAST has hired a Chief Executive Officer (“CEO”), provided the CEO held that position for at least four months and met other requirements specified in the sale agreement.  Note that clause (ii) effectively means that we would not have received payment of $2,000,000 before May 31, 2005 unless MAST had hired a CEO on or before January 31, 2005 (four months prior to the Settlement Date).  Moreover, in the event that MAST had not hired a CEO on or before January 31, 2005, MAST may have (at its sole option and subject to the requirements of the sale agreement), alternatively provide us with a 19% equity interest in the MAST business that is managing the Thin Film assets at May 31, 2005 in lieu of making the $2,000,000 cash payment.

Although we have contended that MAST did in fact hire a CEO on or before January 31, 2005, MAST did not remit to us the contingent $2,000,000 payment noted above.

Accordingly, on June 14, 2005, we initiated arbitration proceedings against MAST, asserting that MAST was in breach of the Asset Purchase Agreement by failing to pay the final $2,000,000 in purchase price (among other issues).  MAST responded asserting its own claims on or about June 23, 2005.  In August 2005, the parties settled the arbitration proceedings and gave mutual releases of all claims, excepting those related to the territory of Japan, and agreed to contractual compromises, the most significant of which is that we have waived the obligation for MAST to either pay the final cash purchase installment of $2,000,000 or to deliver 19% of its shares.  Moreover, if MAST exercises its Purchase Right and Thin Film products are ultimately marketed in Japan, MAST would no longer be obliged to share gross profits and royalties with us, as originally contemplated in the MAST agreements.

In exchange, MAST agreed to supply- at no cost to us- all required product for any necessary clinical study for the territory of Japan and would cooperate in the planning of such study.  However, if MAST exercises the Purchase Right or we enter into a supply agreement with MAST related to the territory of Japan, we would be obligated to reimburse MAST for any Thin Film product supplied in connection with the Japan study at a cost of $50 per sheet.

As noted above, the settlement agreement does not cover claims associated with the territory of Japan.  It is possible that either or both parties could re-assert such claims.

As a result of the settlement agreement described above, we will recognize the deferred gain of sale of assets of $5,650,000, less $124,000 of related deferred costs, in the third quarter of 2005.

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

Accordingly, we will begin to recognize this $1,500,000 license fee as revenues only after commercialization has been achieved.  Moreover, we will not recognize all of the revenues at one time – instead, we will reflect the fee in revenues on a systematic basis over the expected period of time we anticipate that Senko will benefit from the arrangement.  However, we will not recognize deferred license fee revenue in the statements of operations if this would cause the remaining deferred license fee revenue balance to fall below the amount that we potentially would have to refund to Senko.  As of June 30, 2005, commercialization had not occurred; however, commercialization is expected later in 2005 or early 2006.

We will also be entitled to earn additional payments from Senko based on achieving defined milestones.  We will recognize such payments as revenues when the performance criteria for a milestone have been met, presuming that achievement of the milestone involves substantive effort and the fees received are commensurate with the level of effort expended.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as deferred development revenue.  Of the amount deferred, we have recognized a total of $167,000 ($9,000 and $158,000 in 2005 and 2004, respectively) as development revenues.  The amount recognized as development revenues represents the relative fair value of the completed milestone as compared with the fair value of all milestones expected to be necessary to achieve regulatory approval by the MHLW.

Olympus Equity Investment and Potential Strategic Alliance

In the second quarter of 2005, we entered into the first part of what is expected to be a strategic alliance with Olympus, a global manufacturer of high-end medical devices.  Specifically, we sold 1,100,000 newly issued shares of common stock to Olympus.  We also granted Olympus an option to acquire 2,200,000 additional shares of our stock on or before December 31, 2006.  The exercise price of the option shares is $10 per share.

This agreement generated $11,000,000 in cash proceeds for us, which we will use to continue our development efforts related to our adipose stem cell technology.  More importantly, this agreement may serve as a first step to a larger strategic alliance with a company that has a demonstrated expertise in commercializing complex and emerging technologies.

In fact, we are continuing to work with Olympus towards the formation of the strategic alliance between our two companies.  We are hopeful that this alliance will be formalized by the end of 2005.

As a result, we have accounted for the common stock purchase agreement as follows:

•              We have reflected the common stock we issued to Olympus at the market value of our common stock at the time of the purchase agreement ($2.73 per share, or $3,003,000 in the aggregate).

•              We have recognized the fair value of the 2,200,000 option shares granted as an initial liability of $186,000 in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, since at the time of grant and thereafter until the end of the second quarter, we were required to have listed common stock to settle these option shares had they been exercised.  Under EITF 00-19, the fair value of these option shares has been, and will continue to be, re-measured at the end of each subsequent reporting period, with movements in fair value reported in the statements of operations as change in fair value of option liability.

•              The difference between the $11,000,000 proceeds received and the sum of the fair values of the common stock and option shares we issued has been recorded as deferred other.  This deferred other will be characterized in the future as events and circumstances dictate.

Results of Operations

Revenues

The following table summarizes the components of our revenues for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Regenerative cell technology:
Research grant (NIH)	$62,000	$10,000	$52,000	520.0%	$85,000	$100,000	$(15,000)	(15.0)%
Regenerative cell storage services	2,000	2,000	—	—	4,000	6,000	(2,000)	(33.3)%
Total regenerative cell technology	64,000	12,000	52,000	433.3%	89,000	106,000	(17,000)	(16.0)%

MacroPore Biosurgery:
Spine and orthopedics products	1,477,000	886,000	591,000	66.7%	3,232,000	2,533,000	699,000	27.6%
Thin Film products:
Product sales (non-MAST-related)	—	222,000	(222,000)	—	—	559,000	(559,000)	—
Product sales to MAST	—	223,000	(223,000)	—	—	223,000	(223,000)	—
Amortization of gain on sale (MAST)	—	189,000	(189,000)	—	—	189,000	(189,000)	—
	—	634,000	(634,000)	—	—	971,000	(971,000)	—
Craniomaxillofacial (CMF) products:
Product sales	—	3,000	(3,000)	—	—	126,000	(126,000)	—
Amortization of gain on sale	—	5,000	(5,000)	—	—	156,000	(156,000)	—
	—	8,000	(8,000)	—	—	282,000	(282,000)	—
Development (Senko)	—	—	—	—	9,000	—	9,000	—
Total MacroPore Biosurgery	1,477,000	1,528,000	(51,000)	(3.3)%	3,241,000	3,786,000	(545,000)	(14.4)%
Total revenues	$1,541,000	$1,540,000	$1,000	0.1%	$3,330,000	$3,892,000	$(562,000)	(14.4)%
% attributable to Medtronic	95.8%	58.1%			97.1%	72.3%

Regenerative cell technology:

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

During the three and six months ended June 30, 2005, we incurred $61,000 and $83,000, respectively, in qualifying expenditures.  We also earned $1,000 and $2,000 in allowable NIH grant fees, for a total of $62,000 and $85,000, respectively, in reimbursements during these same periods.  We have recorded revenues for the same amount.  Although we had incurred $54,000 and $153,000 in costs during the three and six months ended June 30, 2004, we recorded revenues of $10,000 and $100,000 for the three and six months ended June 30, 2004, consistent with our policy to recognize revenues under the NIH grant arrangement as the lesser of (i) qualifying costs incurred (and not previously recognized), plus our allowable grant fees for which we are entitled to funding or (ii) the amount determined by comparing the outputs generated to date versus the total outputs expected to be achieved under the research arrangement.

Although our primary focus is on discovery and development of new therapies for diseases and conditions using regenerative cell technologies, many of our development activities are still in a preclinical (or earlier) stage, and we do not expect to realize recurring revenue streams from these efforts until sometime in the future.  Consequently, substantially all of our revenue is currently generated by sales of bioresorbable products, as discussed below.  See also “The future” discussion below.

MacroPore Biosurgery:

•                 Spine and orthopedic revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures.  These revenues were dominated by stocking orders during the first half of 2005 for the pre-launch of our radiographically identifiable Spine System products, marketed under the name MYSTIQUE™, which received FDA clearance in August of 2004.  This product represents the latest design enhancement to our family of HYDROSORB™ products.  Its unique feature is the integration of small markers of radiographically visible resorbable material within the product.  These patent pending markers enable the surgeon to preserve the benefit of fusion visualization, while simultaneously tracking the exact position of the implant during the intra-operative and post-operative periods.  Because the markers are fabricated from a resorbable material, they do not pose the issues that permanent markers could pose after the implant resorbs.

Surgeon demand for bioresorbable devices as well as the pre-launch of a new product within the HYDROSORB™ products portfolio contributed to spine and orthopedic revenues during the three and six months ended June 30, 2005.

Refer to “The future” discussion below for our expectations regarding the outlook for spine and orthopedic revenues.  Note that Medtronic owns approximately 6.6% of our outstanding common stock at June 30, 2005.

•                     Thin Film product revenues in 2004 represent sales of SurgiWrap™ bioresorbable Thin Film used to support and reinforce soft tissues and to minimize tissue attachment to the device in case of contact with the viscera (organs of the body).  We sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST in the second quarter of 2004.  We were obliged by contract to sell these products to MAST at our manufacturing costs.  However, as MAST has assumed the manufacturing process, we believe domestic revenue from Thin Film products substantially ended in 2004.  No revenues from the Thin Film product line were recognized during the first half of 2005.

•                  The CMF product revenues represent sales of the CMF product line used for trauma and reconstructive procedures in the mid-face and craniofacial skeleton (the head and skull).  We sold this product line to Medtronic in 2002.  As with the Thin Film products, we sold CMF products at cost in 2004 under a contractual back-up supply agreement with Medtronic.  A portion of the deferred gain related to sale of assets was recognized in order to reflect the fair value of products sold, based on historical selling prices of similar products, over our manufacturing cost.  During the third quarter of 2004, we completed all remaining performance obligations related to the 2002 sale of the CMF product line to Medtronic.  Therefore, we did not earn any CMF product revenues during the first half of 2005 and will not have revenue on this product line in the future.

•                  Under a Distribution Agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•                  Upon notifying Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we were entitled to a nonrefundable payment of $1,250,000.  We so notified Senko on September 28, 2004, received payment in October of 2004, and recorded deferred development revenue.  Of the amount deferred, we have recognized development revenues of $9,000 in the first quarter of 2005, representing the relative fair value of the completed milestones completed during the periods presented as compared with the fair value of all milestones expected to be necessary to achieve regulatory approval by the MHLW;

•                  Upon the achievement of commercialization of the Thin Film product line in Japan, we are entitled to a nonrefundable payment of $250,000.  As of June 30, 2005, commercialization had not occurred; however, commercialization is expected later in 2005 or early 2006.

The future.  We are entitled to receive up to $850,000 in grants related to Adipose-Derived Cell Therapy for Myocardial Infarction as defined by the NIH grant agreement for Phase II research.  To date, we have received and recognized $313,000 of such funding.  We expect to incur additional “qualifying expenses” of $537,000 during the remainder of 2005 and in 2006.  Subject to availability of NIH funds and satisfactory progress toward meeting the goals and objectives of our grant application, we expect to recognize any remaining grant revenues during 2005 and 2006.

We sell our spine and orthopedic products exclusively to Medtronic at fixed selling prices that are subject to adjustment biannually (based on Medtronic’s selling prices to its customers).  Our revenue from this product line is dependent upon the market’s adoption of our technology, which is largely dependent upon Medtronic’s marketing efforts and pricing strategies.  To increase our revenues from spine and orthopedic products, we depend largely on Medtronic’s ability and commitment to build and expand HYDROSORB™ market share.  We currently anticipate additional stocking orders for the MYSTIQUE™ product of the HYDROSORB™ product line during the remainder of 2005.  We have, however, been disappointed in the past by Medtronic’s level of effort in marketing our HYDROSORB™ products, and if their level of effort does not improve our sales will suffer.

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

To the extent that sales of our spine and orthopedic products to Medtronic (and to Medtronic’s customers) increase, we expect the already high percentage of revenues attributable to Medtronic to increase now that domestic Thin Film revenues have ceased, although this may change when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of revenues

Cost of revenues includes material, manufacturing labor, overhead costs and, in 2004, an inventory provision.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ and% Difference	% Difference	2005	2004	$ and% Difference	% Difference
MacroPore Biosurgery:
Cost of revenues	$738,000	$314,000	$424,000	135.0%	$1,483,000	$1,191,000	$292,000	24.5%
% of revenues	47.9%	20.4%	27.5%	134.8%	44.5%	30.6%	13.9%	45.4%
Inventory provision	—	—	—	—	—	242,000	(242,000)	—
% of revenues	—	—	—	—	—	6.2%	(6.2)%	—
Total cost of revenues	$738,000	$314,000	$424,000	135.0%	$1,483,000	$1,433,000	$50,000	3.5%
Cost of revenues as% of revenues	47.9%	20.4%			44.5%	36.8%

MacroPore Biosurgery:

•              As our revenues are currently generated through sales of bioresorbable products, cost of revenues is related only to our bioresorbable segment.  Cost of revenues, as a percent of revenues (excluding inventory provision amounts), increased 134.8% and 45.4% in the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004.  The percentage increase in 2005 from 2004 was due to the product mix, sales volume, and the insufficient production of inventory to absorb fixed manufacturing and labor expense.  The CMF and Thin Film product lines had higher margins than the HYDROSORB™ products.  Since the CMF and Thin Film product lines generated no product revenues in 2005, margins in 2005 were diminished due to the change in product mix.

•              Excess manufacturing capacity expensed in the three and six months ended June 30, 2005 was $89,000 and $191,000, respectively, as compared to $93,000 and $199,000 in the same periods in 2004.

•              The $242,000 inventory provision during 2004 with no comparable charges in 2005 related to excess inventory.  Such inventory was produced in consideration of our responsibility to be a back-up supplier for the CMF product line.  We sold the assets related to this product line to a subsidiary of Medtronic in September 2002.  In April of 2004, Medtronic indicated that it would no longer purchase CMF inventory from us under the back-up supply arrangement, leading to our determination that the remaining CMF inventory on hand would not be recoverable.

The future.  Ceasing to manufacture the CMF product line and the non-Japan bioresorbable Thin Film product line deprives us of economies of scale and will negatively impact our margins until other sources of revenue grow large enough to compensate for the lost revenue.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies and preclinical studies.  It excludes related stock based compensation expenses.  The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Regenerative cell technology:
Regenerative cell technology	$2,762,000	$1,795,000	$967,000	53.9%	$5,302,000	$3,259,000	$2,043,000	62.7%
Research grants (NIH)	61,000	54,000	7,000	13.0%	83,000	153,000	(70,000)	(45.8)%
Total regenerative cell technology	2,823,000	1,849,000	974,000	52.7%	5,385,000	3,412,000	1,973,000	57.8%

MacroPore Biosurgery:
Bioresorbable polymer implants	743,000	819,000	(76,000)	(9.3)%	1,417,000	1,763,000	(346,000)	(19.6)%
Development milestone-Senko	30,000	—	30,000	—	67,000	—	67,000	—
Total MacroPore Biosurgery	773,000	819,000	(46,000)	(5.6)%	1,484,000	1,763,000	(279,000)	(15.8)%
Total research and development expenses	$3,596,000	$2,668,000	$928,000	34.8%	$6,869,000	$5,175,000	$1,694,000	32.7%

Regenerative cell technology:

•              Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose (fat) tissue as a source for autologous regenerative cells for therapeutic applications.  The increases in regenerative cell technology expenses from 2004 to 2005 resulted primarily from the hiring of additional researchers, engineers and support staff.  We incurred an additional $578,000 and $854,000 in labor-related expenses in the three and six months ended June 30, 2005, respectively, as compared with 2004.  The remainder of the increases as compared with 2004 related to increases in legal, research supplies, consulting fees and facility expenses of $389,000 and $1,189,000 in the three and six months ended June 30, 2005, respectively.

•                  In 2004, we entered into an agreement with the NIH to reimburse us for up to $950,000 (Phase I $100,000 and Phase II $850,000) in “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction.  In the three and six months ended June 30, 2005, we incurred $61,000 and $83,000, respectively, of direct qualifying expenses relating entirely to Phase II.  In the three and six months ended June 30, 2004, we incurred $54,000 and $153,000, respectively, of direct qualifying expenses relating to both Phases I and II of the agreement.

MacroPore Biosurgery:

•              Our bioresorbable polymer surgical implants platform technology is used for development of spine and orthopedic products.  The decrease in research and development costs associated with bioresorbable polymer implants in 2005 as compared with

2004 was a result of a strategic decision to strongly focus our research and development efforts on our regenerative cell technology.

•     Under a Distribution Agreement with Senko we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  During the three and six months ended June 30, 2005, we incurred $30,000 and $67,000, respectively, of expenses related to this regulatory and registration process.  There were no comparable costs in 2004.

The future.  We are developing a system to isolate autologous, homologous-use, regenerative cells.  Simultaneously, we are generating scientific knowledge through internal research to support the clinical use of these cells and have made significant progress in understanding the potential clinical applications.  Our most advanced stem and regenerative cell therapy currently in preclinical testing is for the repair of cardiovascular muscle tissue that is damaged after a heart attack.  Our strategy is to continue to increase our research and development efforts in this field and we anticipate expenditures in this area of research to be approximately $11,000,000 to $13,000,000 in 2005.  We are also researching therapies for spine and orthopedic conditions, gastrointestinal disorders and new approaches for aesthetic and reconstructive surgery.  The expenditures will primarily relate to developing therapeutic applications and conducting preclinical studies on harvesting therapeutically useful quantities of regenerative cells for orthopedic hard and soft tissue regeneration.

We were successful with Phase I of the NIH research on Adipose-Derived Cell Therapy for Myocardial Infarction.  Therefore, we were awarded Phase II of the NIH research grant.  We expect additional research expenses to be incurred related to Phase II of this project during the remainder of 2005 and 2006.

We expect that our current research and development expenditures in the bioresorbable platform technology will decrease as compared with past levels because of the sale of our CMF and Thin Film (non-Japan territory) product lines and our increased strategic focus on regenerative cell research and development.  However, we will continue to invest in product development for biomaterial/polymer products to develop our pipeline of new and next generation spine and orthopedic products.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, and promotional activities and materials.  It excludes related stock based compensation expenses.  Medtronic is responsible for the distribution, marketing and sales support of our spine and orthopedic devices.  Our bioresorbable Thin Film product line (before the sale of the non-Japan Thin Film business to MAST in May 2004) was distributed domestically through a dedicated sales force, independent sales representatives and internationally through independent distributors.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Regenerative cell technology:
Total regenerative cell technology	$—	$—	$—	—	$—	$—	$—	—

MacroPore Biosurgery:
General corporate marketing	103,000	188,000	(85,000)	(45.2)%	251,000	381,000	(130,000)	(34.1)%
Domestic sales and marketing	—	286,000	(286,000)	—	—	846,000	(846,000)	—
International sales and marketing	234,000	180,000	54,000	30.0%	477,000	385,000	92,000	(23.9)%
Total MacroPore Biosurgery	337,000	654,000	(317,000)	(48.5)%	728,000	1,612,000	(884,000)	(54.8)%
Total sales and marketing expenses	$337,000	$654,000	$(317,000)	(48.5)%	$728,000	$1,612,000	$(884,000)	(54.8)%

MacroPore Biosurgery:

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

•      International sales and marketing relate to costs associated with developing an international bioresorbable Thin Film distributor and supporting a bioresorbable Thin Film sales office in Japan.  The increased spending in 2005 as compared to 2004 relates to an increase in personnel resources currently dedicated to this marketing group.

The future.  We project that general corporate marketing as well as our international sales and marketing expenditures will remain reasonably stable for the balance of 2005.  In the future, we also expect to incur sales and marketing expenditures related to the regenerative cell technology as we continue to expand this business segment.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  These costs are not broken out for segment management or reporting purposes.  They exclude related stock based compensation expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
General and administrative expenses	$2,098,000	$1,575,000	$523,000	33.2%	$4,007,000	$2,801,000	$1,206,000	43.1%

•       $347,000 of the increase for the six months ended June 30, 2005, as compared to the same period in 2004, was the result of salary costs; however, for the three months ended June 30, 2005 as compared to the same period in 2004, the salary costs actually decreased.  The remainder of the increases in the three and six months ended June 30, 2005 related to administrative, legal, and professional services expenditures of $552,000 and $859,000, respectively, as compared to the same periods in 2004.

The future.  We expect general and administrative expenses to increase as we incur costs for professional services related to Sarbanes-Oxley compliance as well as salary costs related to hiring and retaining a qualified management team to implement our strategic plan.  Also, although we are not litigants, and are not responsible for any settlement costs, we are responsible for and expect to incur additional legal expenses in connection with the University of Pittsburgh’s recently filed lawsuit challenging inventorship of our licensor’s U.S. patent relating to adult stem cells isolated from adipose tissue.  We may also incur legal expenses if we cannot resolve our disagreements with MAST associated with the territory of Japan.

Stock based compensation expenses

Stock based compensation expenses include charges related to options issued to employees, directors and non-employees.  The stock based compensation expenditures connected to options granted to employees and directors (in their capacity as board members) is the difference between the exercise price of the stock based awards and the deemed market value of the underlying common stock on the date of the grant.  The stock based compensation expenditures connected to options granted to non-employees initially is the fair value of the underlying common stock on the initial date of grant, but such amount is updated over the vesting period until the non-employee has met the performance commitment.  Stock based compensation expense related to common stock granted to non-employees is the fair value of the stock on the date of grant.  Unearned employee stock based compensation is amortized over the remaining vesting periods of the options, which generally vest over a four-year period from the date of grant.  The following table summarizes the components of our stock based compensation expenses (excluding cost of revenues), for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Regenerative cell technology:
Research and development related	$63,000	$—	$63,000	—	$63,000	$—	$63,000	—

MacroPore Biosurgery:
Research and development related	—	32,000	(32,000)	—	—	32,000	(32,000)	—
Sales and marketing related	—	11,000	(11,000)	—	—	22,000	(22,000)	—
Total MacroPore Biosurgery	—	43,000	(43,000)	—	—	54,000	(54,000)	—

General and administrative related	—	36,000	(36,000)	—	—	71,000	(71,000)	—
Total stock based compensation expenses	$63,000	$79,000	$(16,000)	(20.3)%	$63,000	$125,000	$(62,000)	(49.6)%

Regenerative cell technology:

•     In the second quarter of 2005, we granted 20,000 shares of restricted common stock to a non-employee scientific advisor.  Because the shares granted are not subject to additional future vesting or service requirements, the stock based compensation expense recorded in the second quarter of 2005 constitutes the entire expense related to this grant, and no future period charges will be required.  The stock is restricted only in that it cannot be sold for a specified period of time.  There are no vesting requirements.  This scientific advisor will also be receiving cash consideration as services are performed.

MacroPore Biosurgery:

•     All unearned stock based compensation was fully expensed by the end of 2004 (prior to 2004, all such stock based compensation was granted to personnel associated with our bioresorbable implants segment).

The future.  We may from time to time grant stock based awards to consultants, in lieu of, or in addition to, cash compensation.  In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” (“FAS 123R”).  As amended by Securities and Exchange Commission Release No. 33-8586,”Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” FAS 123R is effective for annual periods beginning after June 15, 2005 (January 1, 2006 for us).  Upon adoption, FAS 123R will require us to measure all share-based payment transactions, including those with employees, at fair value.  Moreover, the fair value of share-based payment awards will be recognized as expense in the statements of operations over the requisite service period of each award. Employee stock options will, to the extent they vest after December 31, 2005, result in stock-based compensation expense charges beginning in 2006.  FAS 123R also changes the manner in which deferred taxes are recognized on share-based payment awards, as well as the accounting for award modifications.  Even with our adoption of FAS 123R we plan to continue to grant options (which will result in an expense) to our employees and as appropriate, to non-employee service providers.

Change in fair value of option liability

The following is a table summarizing the change in fair value of option liability for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Change in fair value of option liability	$60,000	$—	$60,000	—	$60,000	$—	$60,000	—

We granted Olympus an option to acquire 2,200,000 shares of our common stock on or before December 31, 2006.  The exercise price of the option shares is $10 per share.  We have accounted for this grant as a liability because from the date of grant through the expiration we are required to deliver listed common stock to settle the option shares upon exercise.  Under EITF 00-19, the fair value of these option shares has been re-measured at the end of the second quarter, under the Black-Scholes option pricing model, with the movement in fair value reported in the statement of operations as a change in fair value of option liability. At June 30, 2005, the contractual term, interest rate and volatility assumptions under the Black-Scholes option pricing model were 1.5 years, 3.55% and 61.1%, respectively.

The future.  Until its expiration on December 31, 2006, the fair value of the 2,200,000 option shares will continue to be re-measured at the end of each reporting period, with movements in fair value reported in the statements of operations as changes in the fair value of option liability.  Note that if the market price of our common stock increases, the option shares will become more valuable, resulting in an additional charge in our statement of operations.

Restructuring charge

The following table summarizes the restructuring charges for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Restructuring charge	$—	$70,000	$(70,000)	—	$—	$70,000	$(70,000)	—

•     In September 2003, we closed an administrative office in Königstein, Germany an effort to reduce costs and consolidate operation in the United States.  The office was rented under a operating lease.  The restructuring charge in 2004 was a result of a change in the estimated timeframe for when we would be able to sublease or exit the lease on the Germany office space.

The future.  The restructuring charge relating to the Germany office was finalized in 2004.

Other income

The following is a table summarizing the gain on sale of assets, related party for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Gain on sale of assets, related party	$—	$—	$—	—	$—	$5,000,000	$(5,000,000)	—

•       The $5,000,000 gain on sale of assets, related party in 2004 related to a $5,000,000 milestone payment from Medtronic relating to the disposition of our CMF product line.  Specifically, as part of the disposal arrangement, we agreed to complete clinical research regarding Faster Resorbable Polymer, an area that directly relates to the CMF product line we transferred to Medtronic.  We became entitled to the $5,000,000 payment after fulfilling the research requirements set out in the CMF sale agreement.  We have no further performance obligations related to this aspect of the CMF sale agreement.

The future.  We will recognize the deferred gain on sale of the Thin Film assets of $5,650,000, less $124,000 of related deferred costs, in the third quarter of 2005.

Financing items

The following table summarizes interest income, interest expense, and other expense for the three and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,				For the six months ended June 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Interest income	$54,000	$57,000	$(3,000)	(5.3)%	$109,000	$112,000	$(3,000)	(2.7)%
Interest expense	(36,000)	(48,000)	12,000	(25.0)%	(76,000)	(87,000)	11,000	(12.6)%
Other income (expense)	(26,000)	1,000	(27,000)	(2,700.0)%	(39,000)	(21,000)	(18,000)	(85.7)%
Total	$(8,000)	$10,000	$(18,000)	(180.0)%	$(6,000)	$4,000	$(10,000)	(250.0)%

•       Interest income remained consistent from 2004 to 2005, while interest expense decreased due to payments made on our long-term borrowings.

•       The changes in other income (expense) in 2005 as compared to 2004 resulted primarily from changes in foreign currency exchange rates.

Deferred other

In the second quarter of 2005, we entered into a definitive Common Stock Purchase Agreement with Olympus in which we received $11,000,000 in cash proceeds.  Under the Common Stock Purchase Agreement, we distributed 1,100,000 newly issued shares of common stock to Olympus, as well as 2,200,000 option shares to purchase additional shares of common stock at a fixed price of $10.00 per share.

The $11,000,000 in total proceeds we received exceeded the sum of the fair value of the option shares granted as well as the market price of our stock at the time the Olympus share purchase was agreed upon.  The difference between the proceeds received and the sum of the fair values of our common stock and option liability has been recorded as deferred other.  Deferred other will be characterized in the future as events and circumstances dictate; for example, in the future it may be characterized as a partial prepayment of the future services that we will perform on behalf of the Olympus strategic alliance once formalized.

Deferred gain on sale of assets

At June 30, 2005, we have reflected $5,650,000 of unamortized deferred gain on sale of assets on our balance sheet.  This deferred gain related to the sale of our Thin Film product line to MAST in May 2004.  Because of additional performance requirements required under the disposition arrangement, we did not initially recognize any gain on sale of the Thin Film assets in our statement of operations.  Instead, we initially recorded approximately $6,450,000 as deferred gain on sale in the balance sheet.

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

We previously recognized a portion of the deferred gain as revenues as and when we sell products to MAST under the back-up supply agreement.  This is necessary to state revenues at fair value of products sold, based on historical selling prices of similar products, over our manufacturing cost.  No deferred gain on sale of assets was recognized as revenue during the six months ended June 30, 2005, as no products were sold to MAST under the backup supply agreement.

As a result of the arbitration proceedings discussed earlier in this section, we will complete our remaining performance obligations during the third quarter of 2005 and, accordingly, will recognize the remaining deferred gain on sale of assets of $5,650,000, less $124,000 of related deferred costs, at that time.

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

We notified Senko on September 28, 2004 regarding the completion of the initial regulatory application and recorded deferred development revenue of $1,250,000.  Of the amount deferred, we have recognized development revenues totaling $167,000 ($9,000 in 2005 and $158,000 during the third and fourth quarters of 2004).  These revenues represent the fair value of the completed milestone relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.

Option liability

We granted Olympus Corporation an option to acquire 2,200,000 shares of Cytori stock on or before December 31, 2006.  The exercise price of the option shares is $10 per share.  We accounted for this grant as a liability in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The 2,200,000 option shares have been classified as a liability because from the date of grant through the end of the reporting period, we are required to deliver listed common stock to settle the option shares upon exercise.  Accordingly, the fair value of the 2,200,000 option shares have been (and will continue to be) re-measured at the end of each reporting period, with movements in fair value reported in the statements of operations as changes in the fair value of option liability.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004	$ Difference	% Difference

Cash and cash equivalents	$3,076,000	$2,840,000	$236,000	8.3%
Short-term investments, available for sale	11,746,000	10,579,000	1,167,000	11.0%
Total cash and cash equivalents and short-term investments, available for sale	$14,822,000	$13,419,000	$1,403,000	10.5%

Current assets	$16,746,000	$15,645,000	$1,101,000	7.0%
Current liabilities	3,262,000	3,267,000	(5,000)	(0.2)%
Working capital	$13,484,000	$12,378,000	$1,106,000	8.9%

We believe that existing funds, cash generated by operations, and existing and accessible sources of financing are adequate to satisfy our working capital, capital expenditures, debt service and other financial commitments at least through June 30, 2006.  However, in order to provide greater financial flexibility and liquidity, and in view of the substantial cash needs of our regenerative cell business during its development stage, we will need to raise additional capital.

From inception to June 30, 2005, we have financed our operations primarily by:

•       Issuing our stock,

•       Generating revenues,

•       Selling the CMF product line in September 2002,

•       Selling the Thin Film product line (except for the territory of Japan), in May 2004,

•       Entering into a Distribution Agreement for the distribution rights to Thin Film in Japan, in which we received an upfront license fee in July 2004 and an initial development milestone payment in October 2004,

•       Obtaining a modest amount of capital equipment long-term financing, and

•       Entering into a Stock Purchase Agreement in April of 2005 with Olympus.

We increased our cash position by $11,000,000 in May of 2005 through an equity placement agreement we entered into in April 2005.  This agreement covers the sale of 1.1 million shares of our common stock to Olympus Corporation at $10.00 per share.  Also as part of the agreement, Olympus has been granted an option that expires December 31, 2006 to purchase an additional 2,200,000 shares of common stock at $10.00 per share.  We also offered Olympus one seat on our board of directors, but Olympus has not yet exercised this right.  We are seeking to enter into a strategic business alliance relation to our regenerative cell technology.  Both parties are now engaged in good-faith negotiations under a Collaboration Agreement toward establishing such an alliance, and are sharing technical information.  As of the end of the second quarter, however, the strategic business alliance had yet to be formalized.

We believe that our near-term borrowing requirements and debt repayments will continue to involve a relatively small amount of cash.  To fund 2005 expected capital expenditures of $1,500,000, we intend to use available working capital and if available, borrow under our Amended Master Security Agreement.

Any excess funds will be invested in short-term available-for-sale investments.  We believe that it is necessary to maintain a large amount of cash and short-term available-for-sale investments on hand to ensure that we have adequate resources to fund future research and development, and to manage legal and regulatory risks and challenges to our business model.

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

We expect to incur research and development expenses, well beyond our current level, in our regenerative cell platform for an extended period of time.  This will occur whether or not our spine and orthopedics biomaterials business returns to profitability.  We will continue to seek collaborations and new sources of financing, such as through additional sales of equity securities, in order to fund operations, satisfy financial obligations, and achieve our research and development objectives.

The following summarizes our contractual obligations and other commitments at June 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$1,592,000	$773,000	$819,000	$—	$—
Interest commitment on debt	166,000	108,000	58,000	—	—
Operating lease obligations	8,175,000	1,664,000	5,108,000	1,403,000	—
Research study obligations	391,000	241,000	150,000	—	—
Total	$10,324,000	$2,786,000	$6,135,000	$1,403,000	$—

Cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2005 and 2004, is summarized as follows:

	For the six months ended June 30,
	2005	2004

Net cash used in operating activities	$(8,606,000)	$(6,984,000)
Net cash (used in) provided by investing activities	(1,699,000)	6,934,000
Net cash provided by (used in) financing activities	10,541,000	(677,000)

Operating activities

Net cash used in operating activities during the six months ended June 30, 2005 resulted from our net loss of $9,886,000 and changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities.

Net cash used in operating activities in the six months ended June 30, 2004 primarily resulted from our negative cash flow from operations.  We reported net loss of $2,320,000 for this period, including a one-time $5,000,000 gain related to the sale of the CMF product line to Medtronic.  Without this gain, our adjusted net loss for the period would have been $7,320,000.

Our net losses (as adjusted) for both periods resulted largely from expenses related to our research and development efforts for regenerative cell therapies.

Investing activities

Net cash used in investing activities in the six months ended June 30, 2005 resulted primarily from the sale and maturity of our short-term investments, the proceeds from which were used to fund operating activities during the first half of 2005.

Net cash provided by investing activities in the six months ended June 30, 2004 primarily resulted from the receipt of the non-recurring payment of $5,000,000 for the completion of the CMF Faster Resorbable Polymer clinical research.

Capital spending is essential to our product innovation initiatives and to maintain our operational capabilities.  In the six months ended June 30, 2005 and 2004, we used cash to purchase $546,000 and $463,000 respectively, of property and equipment to support manufacturing of our bioresorbable implants and for the research and development of the regenerative cell technology platform.

Financing Activities

The net cash provided by financing activities in the six months ended June 30, 2005 related mainly to the proceeds from the Olympus transaction applicable to the sale of common stock of $11,000,000.  The composition of the $11,000,000 in proceeds includes $3,003,000 for the sale of common stock, $186,000 for the issuance of options, and $7,811,000 for the issuance of common stock in excess of fair market value, which may be re-characterized in the future as events and circumstances dictate.

The net cash used in financing activities in the six months ended June 30, 2004 related to:

•       The repurchase of 286,602 shares of our common stock for $1,043,000; and

•       The payment of $382,000 on our long term obligations.

Net cash used in financing activities in 2004 was offset by proceeds from an Amended Master Security Agreement we entered in September 2003 to provide financing for equipment purchases.  In the first six months of 2004, in connection with this agreement, we issued promissory notes with principal amounts totaling approximately $722,000.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses, and that affect our recognition and disclosure of contingent assets and liabilities.

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

•       Upfront License Fees

•      As part of the Senko Distribution Agreement, we received an upfront fee upon execution of the arrangement.  We concluded that such fee was not earned at that time and, instead, reported the cash as deferred license fee revenue.  We then had to consider over what period the upfront fee should be recognized as revenue, especially considering that the fee was refundable under certain conditions.  We ultimately concluded that the fee would be earned — and, thus recognized as revenues — beginning when regulatory approval was received to market Thin Film products in Japan.  We further concluded that revenues would be reported on a straight-line basis over a five year period.  We selected the straight-line method because we otherwise could not reliably estimate the manner in which Senko would benefit from the terms of the Distribution Agreement.  The license fees will be recognized over a five year period as this corresponds to the initial term of the Distribution Agreement.  We note that the Distribution Agreement is renewable for an additional five year period upon mutual consent of Senko and MacroPore.  However, we believe that it is too soon to judge whether Senko will benefit from the upfront license fee payment for longer than the initial five year term; we will re-examine this assumption each reporting period and make any necessary adjustments on a prospective basis.

•       Government Grants

•     We are eligible to receive grants from the NIH related to our research on adipose derived cell therapy to treat myocardial infarctions.  There are no specific standards under U.S. GAAP that prescribe the recognition or classification of these grants in the income statement.  Absent such guidance, we have established an accounting policy to recognize NIH grant revenues at the lesser of:

•       Qualifying costs incurred (and not previously recognized), plus any allowable grant fees, for which Cytori is entitled to grant funding; or,

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

•      Determining whether each of these criteria has been satisfied requires significant judgment.  For example, our Distribution Agreement with Senko calls for payments to us when certain defined milestones are achieved.  The first such milestone payment for $1,250,000 became payable to us when we filed a commercialization application with the Japanese regulatory authorities.  However, we determined that the payment received was not commensurate with the level of effort expended, particularly compared with other steps we believe are necessary to commercialize the Thin Film product line in Japan.  Accordingly, we did not recognize the $1,250,000 received as revenues, but instead recorded all but $167,000 of this amount as deferred development revenue.  The $167,000 ($9,000 in 2005 and $158,000 in 2004) was recognized as development revenues based on our estimates of the level of effort expended as compared with the total level of effort we expect to incur under the arrangement to successfully achieve regulatory approval of the Thin Film product line in Japan.  These estimates were subject to judgment and there may be changes in estimates regarding the total level of effort as we continue to seek regulatory approval.  Indeed, there can be no assurance that commercialization in Japan will ever be achieved.

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

Presentation

We have presented amounts earned under our NIH research arrangement as research grant revenue.  Simply, we believe that the activities underlying the NIH agreement constitute our ongoing major or central operations.  Moreover, the government obtains rights under the arrangement, in the same manner (but perhaps not to the same extent) as a commercial customer that similarly contracts with Cytori Therapeutics, Inc. to perform research activities.  For instance, the government and any authorized third parties may use our federally funded research and/or inventions without payment of royalties to us.  We recognize that others may conclude that the receipt of amounts under the NIH royalty arrangement should be presented as a reduction of any qualifying expenses incurred — that is, reported in the income statement on a net basis.

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

Goodwill Impairment Testing

In late 2002, we purchased StemSource and recognized over $4,600,000 in goodwill associated with the acquisition, of which $4,387,000 remains on our balance sheet as of June 30,2005.  As required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we must test this goodwill at least annually for impairment.  Moreover, this testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.

Specifically, the process for testing goodwill for impairment under SFAS 142 involves the following steps:

•       Company assets and liabilities, including goodwill, are allocated to each reporting unit for purposes of completing the goodwill impairment test.

•       The carrying value of each reporting unit — that is, the sum of all of the net assets allocated to the reporting unit — is then compared to its fair value.

•       If the fair value of the reporting unit is lower than its carrying amount, goodwill may be impaired — additional testing is required.

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

The most complex and challenging asset to assign to each reporting unit was our acquired goodwill.  As noted previously, all of our recorded goodwill was generated in connection with our acquisition of StemSource in 2002.  All of the StemSource assets and liabilities still on hand at our 2004 testing date were allocated to our regenerative cell reporting unit.  However, when we first acquired StemSource, we determined that a portion of the goodwill related to the bioresorbable reporting unit.  The amount of goodwill allocated represented our best estimate of the synergies (notably future cost savings from shared research and development activities) that the bioresorbable reporting unit would obtain by virtue of the acquisition.

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

Again, the manner in which we assigned assets, liabilities, and goodwill to our reporting units, as well as how we determined the fair value of such reporting units, involves significant uncertainties and estimates.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.  Notably, the carrying value of our regenerative cell reporting unit, including assigned goodwill, totaled $7,100,000 as of the 2004 testing date.  Furthermore, we estimated the fair value of this reporting unit to be $12,600,000 as of this date, meaning that a change in how certain assets and liabilities were allocated to our reporting units, or the manner in which we estimated fair value, could have resulted in a different conclusion as to whether some of our goodwill was impaired.

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

Conversely, we have yet to recognize the majority of the deferred gain related to our disposition of certain Thin Film assets, which occurred in May 2004.  Again, the Asset Purchase Agreement governing the Thin Film sale obligated us to perform certain actions for the benefit of the buyer – MAST – for a defined period of time, such as serving as a back-up supplier.  As of June 30, 2005, we have not performed all of our obligations under the arrangement (as evidenced by the arbitration proceedings) and, thus, believe that recognition of the majority of the deferred gain is not appropriate at this time. Due to the settlement in August 2005, we believe that we will have completed our remaining performance obligations during the third quarter of 2005 and, accordingly, will recognize the remaining deferred gain on sale of assets at that time.

We have, however, recognized a portion of the deferred gains when we sell product to Medtronic and MAST under the respective back-up supply agreements.  Refer to the “Revenue Recognition” section of this Critical Accounting Policies and Significant Estimates discussion for further details.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“FAS 151”).  FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead.  Further, FAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities.  The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not believe that the adoption of FAS 151 will have a significant effect on our financial statements.

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

Based on pro forma amounts for historical periods presented in note 4 of our consolidated financial statements, our net loss will increase (or our net income will be reduced) each annual period as a result of adopting FAS 123R.

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

We are subject to the following significant risks, among others:

We have a limited operating history; our operating results can be volatile

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced fields such as the medical device and biotechnology field.  Due to our limited operating history, comparisons of our year-to-year operating results are not necessarily meaningful and the results for any periods should not necessarily be relied upon as an indication for future performance.  Since our limited operating history makes the prediction of future results difficult or impossible, our recent revenue results should not be taken as an indication of any future growth or of a sustainable level of revenue.  This was demonstrated by our revenue decline in the second, third, and fourth quarters of 2004 and the first half of 2005.

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

We have never been profitable on an operational basis

We have incurred net losses in each year since we started doing business.  These losses have resulted primarily from expenses associated with our research and development activities and general and administrative expenses.  We anticipate that our recurring operating expenses will increase for the next several years, due to the continued need to develop new products and fund additional preclinical research and possibly clinical trials.  We expect to continue to incur operational losses in our spine and orthopedics business at least through the end of 2005, and the amount of future net losses and time necessary to reach operational profitability are somewhat uncertain.  Development-stage losses related to our development of regenerative cell technology are expected to keep us in a loss position on a consolidated basis for several years.

We are adopting a high-risk strategy

We intend to use cash from any profits of the HYDROSORB™ products and the Japan Thin Film products, the proceeds of the sale of the (non-Japan) Thin Film product line, and cash raised from future financings or any other source to finance the regenerative cell technology and its development-stage cash needs.  This is a high-risk strategy because there can be no assurance that our regenerative cell technology will ever be developed into commercially viable products (scientific risk), that we will be able to preclude other companies from depriving us of market share and profit margins by selling products based on our inventions and developments (legal risk), that we will be able to successfully manage a company in a different business than we have operated in the past (operational risk), that we will be able to successfully deliver regenerative cells where needed in the body (scientific risk), or that our cash resources will be adequate to develop the regenerative cell technology until it becomes profitable (if ever) while still serving the cash needs of our biomaterials medical device product lines (financial risk).  Instead of using the cash to reinvest in our biomaterials business, we are using it in one of the riskiest industries in the economy (strategic risk).  This has fundamentally changed our risk/reward profile and may make our stock an unsuitable investment for some investors.

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

Medtronic owns 6.6% of our stock, which may limit our ability to negotiate commercial arrangements optimally with Medtronic.  Although Medtronic has exclusive distribution rights to our co-developed spinal implants, it also distributes other products that are competitive to ours.  Medtronic might choose to develop and distribute existing or alternative technologies in preference to our technology in the spine or preferentially market competitive products that can achieve higher profit margins.

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

We will need to raise more cash in the future

As of June 30, 2005, we had $14,822,000 of cash, cash equivalents and short-term investments; we have always had negative cash flow from operations.  Our regenerative cell business will continue to result in a substantial requirement for research and development expenses for several years, during which it could bring in no significant revenues.  There can be no guarantee that adequate funds for our operations from any additional debt or equity financing, our operating revenues, arrangements with distribution partners or from other sources will be available when needed or on terms attractive to us.  The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research or product development programs, manufacturing operations, clinical studies or regulatory activities as well as our ability to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, thus having a substantial negative effect on the results of our operations and financial condition.

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

Failure to comply with such regulations or a potential delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, injunctions, civil penalties, FDA refusal to grant pre-market approvals or clearances of future or pending product submissions, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution.  There can be no assurance that we will be able to obtain additional necessary regulatory approvals or clearances on a timely basis, if at all.  Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances could have a substantial negative effect on the results of our operations and financial condition.

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

We are subject to intensive FDA regulation

As newly developed medical devices, our bioresorbable surgical implants and our regenerative cell harvesting, isolation and delivery devices must receive regulatory clearances or approvals from the FDA and, in many instances, from non-U.S. and state governments, prior to their sale.  Our current and future bioresorbable surgical implants for humans and our regenerative cell harvesting, isolation and delivery devices are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices and drugs.  Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations / Good Manufacturing Practices.  Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post market reporting.

The regulatory process can be lengthy, expensive and uncertain.  Before any new medical device may be introduced to the United States market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process or the lengthier pre-market approval application “PMA” process.  It generally takes from three to 12 months from submission to obtain 510(k) pre-market clearance although it may take longer.  Approval of a PMA could take four or more years from the time the process is initiated.  The 510(k) and PMA processes can be expensive, uncertain and lengthy, and there is no guarantee of ultimate clearance or approval.  We expect that some of our future products under development will be subject to the lengthier PMA process.  Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval.  Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications and criminal prosecution.

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

To sell in international markets will subject us to intensive regulation in foreign countries

In cooperation with our distribution partners, particularly Medtronic and Senko (and, hopefully Olympus), we intend to market our current and future products both domestically and in many foreign markets. A number of risks are inherent in international transactions.  In order for us to market our products in Europe, Canada, Japan and certain other non-U.S. jurisdictions, we need to obtain and maintain required regulatory approvals or clearances and must comply with extensive regulations regarding safety, manufacturing processes and quality.  These regulations, including the requirements for approvals or clearances to market, may differ from the FDA regulatory scheme.  International sales also may be limited or disrupted by political instability, price controls, trade restrictions and changes in tariffs.  Additionally, fluctuations in currency exchange rates may adversely affect demand for our products by increasing the price of our products in the currency of the countries in which the products are sold.

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

We depend on a few key officers

Our performance is substantially dependent on the performance of our executive officers and other key scientific staff, including Christopher J. Calhoun, our Chief Executive Officer, and Marc Hedrick, MD, our President.  We rely upon them for strategic business decisions and guidance. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel.  Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract and retain such personnel.  The loss of the services of one or more of our executive officers or key scientific staff or the inability to attract and retain additional personnel and develop expertise as needed could have a substantial negative effect on our results of operations and financial condition.

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

We cannot guarantee a liquid trading market for our stock.

Our common stock is listed on the “Prime Standard” segment of the Frankfurt Stock Exchange. We cannot assure that this will result in a satisfactory trading market, particularly for United States investors. Also, there can be no assurance that we will achieve our goal to list our common stock on NASDAQ or a major United States stock exchange.

We pay no dividends

We currently do not intend to pay any cash dividends for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments.  These short-term investments, reported at an aggregate fair market value of $11,746,000 as of June 30, 2005, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations.  These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at June 30, 2005, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer.  While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.  Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe and Japan.  Although we transacted business in various foreign countries before the May 2004 sale of our non-Japan Thin Film business to MAST, settlements were usually based on the U.S. dollar.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the second quarter ended June 30, 2005, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Christopher J. Calhoun, our Chief Executive Officer, and Mark E. Saad, our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of June 30, 2005, our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 14, 2005, we initiated arbitration proceedings against MAST, asserting that MAST is in breach of the Asset Purchase Agreement by failing to pay the final $2,000,000 in purchase price (among other issues).  MAST responded asserting their own claims for damages under the Asset Purchase Agreement, for breaches of representations, warranties and covenants, on or about June 23, 2005.  In August 2005, the parties settled the arbitration proceedings and gave mutual releases of all claims, excepting those related to the territory of Japan, and agreed to contractual compromises, the most significant of which is our waiving of the obligation for MAST to either pay the final cash purchase installment of two million dollars or to deliver 19% of its shares.  Moreover, MAST agreed to supply all required product for any necessary clinical study for the territory of Japan and cooperate in the planning of such study.  Neither party paid any cash to the other in the settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously reported

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 28, 2005.  Of the 13,972,184 shares of our common stock which could be voted at the annual meeting, 4,893,060 shares of our common stock were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

a.     Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Against

Christopher J. Calhoun	4,876,159	16,901
Marshall G. Cox	4,875,059	18,001
Marc H. Hedrick, MD	4,875,059	18,001
Ronald D. Henriksen	4,875,059	18,001
E. Carmack Holmes, MD	4,875,059	18,001
David M. Rickey	4,875,059	18,001
Paul W. Hawran	4,875,059	18,001

b.     The proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005, received the following votes:

For	Against	Abstain

4,859,129	2,368	31,563

Item 5.  Other Information

Material Agreements

On April 28, 2005, we entered into a Common Stock Purchase Agreement with the Olympus Corporation (attached hereto as Exhibit 10.21) which provided for the sale on May 31, 2005 by MacroPore of 1,100,000 shares to Olympus at a price of $10 per share. The agreement also provided Olympus a call option (expiring December 31, 2006) to purchase up to an additional 2,200,000 shares at $10 per share, and the right to a Board appointee/nominee. This Agreement was entered into with the understanding that the parties would use good faith efforts to pursue a strategic alliance relating to our regenerative cell technology.

On May 24, 2005, we entered into a sublease with Biogen Idec, Inc. (attached hereto as Exhibit 10.22) for a 91,000 square foot facility located at 3020 and 3030 Callan Road, San Diego, California.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  In addition, we are committed to providing a minimum of $837,000 in improvements to the facility.

On February 1, 2005, we entered into an agreement with Douglas M. Arm, Ph.D. (attached hereto as Exhibit 10.23) to join us as our Vice-President of Development- Biologics at a salary of $13,333 per month. Dr. Arm’s employment is “at will” and includes a car allowance and a grant of 50,000 stock options pursuant to our 1997 Stock Option and Stock Purchase Plan.

On May 1, 2005, we entered into an agreement with Alexander M. Milstein, M.D. (attached hereto as Exhibit 10.24) to join us as our Vice-President of Clinical Research at a salary of $15,000 per month. Dr. Milstein’s employment is “at will” and includes an annual target bonus of 15% of his annual salary, a car allowance, and a grant of 50,000 stock options pursuant to our 1997 Stock Option and Stock Purchase Plan.

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

On the properties stated above, we pay an aggregate of approximately $60,000 in rent per month.  The aggregate sublease amount is $6,000 per month.

On May 24, 2005, we entered into a new lease for 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  We intend to move the majority of our operations to this new facility over the next year.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  In addition, we are committed to providing a minimum of $837,000 in improvements to the facility.

Staff

As of June 30, 2005, we had 120 full-time employees, comprised of 73 employees in research and development, 18 employees in manufacturing, 23 employees in management and finance and administration and 6 employees in sales and marketing.  From time to time, we also employ independent contractors to support our administrative organizations.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.

Item 6.  Exhibits

4.1.1	Amendment No. 1 to Rights Agreement, dated as of May 12, 2005, between Cytori and Computershare Trust Company, as Rights Agent (Incorporated by reference to our Form 8-K filed May 18, 2005).

10.21	Common Stock Purchase Agreement dated April 28, 2005, between Olympus Corporation and Cytori

10.22	Sublease Agreement dated May 24, 2005, between Biogen Idec, Inc. and Cytori

10.23	Employment Offer Letter to Vice President of Development—Biologics, dated February 1, 2005

10.24	Employment Offer Letter to Vice-President of Clinical Research, dated May 1, 2005

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as Adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on August 15, 2005.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: August 15, 2005		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: August 15, 2005		Mark E. Saad
Chief Financial Officer

CYTORI THERAPEUTICS, INC.

EXHIBIT INDEX

4.1.1	Amendment No. 1 to Rights Agreement, dated as of May 12, 2005, between Cytori and Computershare Trust Company, as Rights Agent (Incorporated by reference to our Form 8-K filed May 18, 2005).

10.21	Common Stock Purchase Agreement dated April 28, 2005, between Olympus Corporation and Cytori

10.22	Sublease Agreement dated May 24, 2005, between Biogen Idec, Inc. and Cytori

10.23	Employment Offer Letter to Vice President of Development–Biologics, dated February 1, 2005

10.24	Employment Offer Letter to Vice-President of Clinical Research, dated May 1, 2005

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as Adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002