Form 10-Q
period 2005-09-30
CYTORI THERAPEUTICS, INC.
filed 2005-11-14
CIK 1095981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-32501

CYTORI THERAPEUTICS, INC.

(Exact name of Registrant as Specified in Its Charter)

DELAWARE	33-0827593
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3020 CALLAN ROAD, SAN DIEGO, CALIFORNIA	92121
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

As of October 31, 2005, there were 15,249,783 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3

		Report of Independent Registered Public Accounting Firm

		Consolidated Condensed Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	4

		Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2005 and 2004 (unaudited)	5

		Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	6

		Notes to Consolidated Condensed Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

	Item 4.	Controls and Procedures	46

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	46
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
	Item 3.	Defaults Upon Senior Securities	46
	Item 4.	Submission of Matters to a Vote of Security Holders	46
	Item 5.	Other Information	46
	Item 6.	Exhibits	47

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Cytori Therapeutics, Inc.:

We have reviewed the consolidated condensed balance sheet of Cytori Therapeutics, Inc. (formerly MacroPore Biosurgery, Inc.) and subsidiaries (the Company) as of September 30, 2005, the related consolidated condensed statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 1 of the Company’s audited financial statements as of December 31, 2004 and for the year then ended discloses that the Company derives a substantial portion of its revenues from a related party.  Our auditors’ report on those financial statements dated March 11, 2005, includes an explanatory paragraph referring to the matter in note 1 of those consolidated ‘financial statements.

(signed) KPMG LLP
San Diego, California
November 14, 2005

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	As of September 30, 2005	As of December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,275,000	$2,840,000
Short-term investments, available-for-sale	7,284,000	10,579,000
Accounts receivable, net of allowance for doubtful accounts of $9,000 and $8,000 in 2005 and 2004, respectively	883,000	863,000
Inventories, net	262,000	379,000
Other current assets	784,000	984,000

Total current assets	11,488,000	15,645,000

Property and equipment, net	3,044,000	3,080,000
Other assets	318,000	236,000
Intangibles, net	1,920,000	2,122,000
Goodwill	4,387,000	4,387,000

Total assets	$21,157,000	$25,470,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,975,000	$2,329,000
Current portion of long-term obligations	689,000	938,000

Total current liabilities	4,664,000	3,267,000

Deferred gain on sale of assets	—	5,650,000
Deferred license fee revenue	1,500,000	1,500,000
Deferred development revenue	1,072,000	1,092,000
Option liability	1,170,000	—
Deferred other	7,811,000	—
Long-term obligations, less current portion	658,000	1,128,000

Total liabilities	16,875,000	12,637,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2005 and 2004	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 18,122,617 and 16,820,018 shares issued and 15,249,783 and 13,947,184 shares outstanding in 2005 and 2004, respectively	18,000	17,000
Additional paid-in capital	78,350,000	74,737,000
Accumulated deficit	(63,649,000)	(51,475,000)
Treasury stock, at cost	(10,414,000)	(10,414,000)
Accumulated other comprehensive loss	(23,000)	(32,000)

Total stockholders’ equity	4,282,000	12,833,000

Total liabilities and stockholders’ equity	$21,157,000	$25,470,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Sales to related party	$1,544,000	$298,000	$4,776,000	$3,113,000
Sales to third parties	2,000	1,189,000	6,000	2,166,000
Research grant	25,000	129,000	110,000	229,000
Development	11,000	158,000	20,000	158,000

	1,582,000	1,774,000	4,912,000	5,666,000
Cost of revenues:
Cost of revenues, including stock based compensation expense of $0 for the three months ended September 30, 2005 and 2004, respectively; $0 and $3,000 for the nine months ended September 30, 2005 and 2004, respectively	796,000	1,184,000	2,233,000	2,375,000
Inventory provision	132,000	—	178,000	242,000

Gross profit	654,000	590,000	2,501,000	3,049,000

Operating expenses:
Research and development, excluding stock based compensation expense of $116,000 and $0 for the three months ended September 30, 2005 and 2004, respectively; $179,000 and $32,000 for the nine months ended September 30, 2005 and 2004, respectively	4,680,000	2,959,000	11,549,000	8,134,000
Sales and marketing, excluding stock based compensation expense of $113,000 and $0 for the three months ended September 30, 2005 and 2004, respectively; $113,000 and $22,000 for the nine months ended September 30, 2005 and 2004, respectively	366,000	454,000	1,094,000	2,066,000
General and administrative, excluding stock based compensation expense of $112,000 and $0 for the three months ended September 30, 2005 and 2004, respectively; $112,000 and $71,000 for the nine months ended September 30, 2005 and 2004, respectively	2,212,000	1,502,000	6,219,000	4,303,000
Stock based compensation (excluding cost of revenues stock based compensation)	341,000	—	404,000	125,000
Change in fair value of option liability	924,000	—	984,000	—
Restructuring charge	—	37,000	—	107,000

Total operating expenses	8,523,000	4,952,000	20,250,000	14,735,000

Operating loss	(7,869,000)	(4,362,000)	(17,749,000)	(11,686,000)

Other income (expense):
Gain on sale of assets	5,526,000	—	5,526,000	—
Gain on sale of assets, related party	—	8,883,000	—	13,883,000
Interest income	99,000	68,000	208,000	180,000
Interest expense	(31,000)	(44,000)	(107,000)	(131,000)
Other income (expense), net	(13,000)	1,000	(52,000)	(20,000)
Total other income (expense)	5,581,000	8,908,000	5,575,000	13,912,000

Net income (loss)	(2,288,000)	4,546,000	(12,174,000)	2,226,000

Other comprehensive income (loss) - unrealized holding income (loss)	(5,000)	9,000	9,000	(41,000)

Comprehensive income (loss)	$(2,293,000)	$4,555,000	$(12,165,000)	$2,185,000

Net income (loss) per common share:
Basic	$(0.15)	$0.33	$(0.84)	$0.16
Diluted	$(0.15)	$0.31	$(0.84)	$0.15

Weighted average common shares:
Basic	15,177,020	13,929,326	14,512,898	13,929,895
Diluted	15,177,020	14,661,303	14,512,898	14,779,478

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2005	2004

Cash flows from operating activities:
Net (loss) income	$(12,174,000)	$2,226,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,290,000	1,302,000
Inventory provision	178,000	242,000
Increase (reduction) in allowance for doubtful accounts	1,000	(46,000)
Change in fair value of option liability	984,000	—
Amortization of gain on sale of assets	—	(735,000)
Amortization of gain on sale of assets, related party	—	(156,000)
Gain on sale of assets	(5,526,000)	—
Gain on sale of assets, related party	—	(13,883,000)
Stock based compensation	404,000	119,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(21,000)	1,159,000
Inventories	(61,000)	(47,000)
Other current assets	200,000	(414,000)
Other assets	(206,000)	18,000
Accounts payable and accrued expenses	1,646,000	(515,000)
Deferred license fee revenue	—	1,500,000
Deferred development revenue	(20,000)	(158,000)

Net cash used in operating activities	(13,305,000)	(9,388,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	36,788,000	38,221,000
Purchases of short-term investments	(33,484,000)	(40,805,000)
Proceeds from sale of assets, net	—	6,934,000
Proceeds from sale of assets, related party	—	6,500,000
Purchases of property and equipment	(1,052,000)	(673,000)
Acquisition costs	—	(28,000)

Net cash provided by investing activities	2,252,000	10,149,000

Cash flows from financing activities:
Principal payments on long-term obligations	(719,000)	(608,000)
Proceeds from long-term obligations	—	1,039,000
Proceeds from exercise of employee stock options and warrants	207,000	26,000
Proceeds from sale of common stock	3,003,000	—
Proceeds from issuance of options	186,000	—
Proceeds received in excess of fair market value of common stock	7,811,000	—
Purchase of treasury stock	—	(1,052,000)

Net cash provided by (used in) financing activities	10,488,000	(595,000)

Net (decrease) increase in cash and cash equivalents	(565,000)	166,000

Cash and cash equivalents at beginning of period	2,840,000	2,820,000

Cash and cash equivalents at end of period	$2,275,000	$2,986,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$112,000	$133,000
Taxes	16,000	7,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

1.              Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., formerly known as MacroPore Biosurgery, Inc., have been included.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information, refer to our consolidated financial statements for the year ended December 31, 2004 and footnotes thereto which were included in our Annual Report on Form 10-K, dated March 31, 2005.   Certain prior period amounts have been reclassified to conform to current period presentation.

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

Our most significant estimates and critical accounting policies involve revenue recognition, determining the warranty provision, evaluating for goodwill impairment, and the accounting for product line dispositions.

3.                 Segment Information

On July 11, 2005, we announced the reorganization of our business based on two distinct operating segments – (a) Regenerative cell technology and (b) MacroPore Biosurgery, which manufactures bioresorbable implants.  In the past, our resources were managed on a consolidated basis.  However, in an effort to better reflect our focus and significant progress in the development of regenerative therapies, we are now reporting our financial results in two segments.  As a result of the aforementioned reorganization, our name has been changed from MacroPore Biosurgery, Inc. to Cytori Therapeutics, Inc.

Our regenerative cell technology segment is focused on the discovery and development of cell-based therapies for cardiovascular disease, spine and orthopedic conditions, gastrointestinal disorders and new approaches for aesthetic and reconstructive surgery using regenerative cells from adipose tissue, also known as fat tissue.  MacroPore Biosurgery manufactures and distributes the HYDROSORB™ family of FDA-cleared bioresorbable spine and orthopedic implants; it also develops the Thin Film bioresorbable implants for Senko Medical Trading Co. (“Senko”), which has exclusive distribution rights to these products in Japan.

We measure the success of each operating segment based on operating results and, additionally, in the case of the regenerative cell technology segment, the achievement of key research objectives.  In arriving at operating loss for each segment, we used the same accounting policies as those used for our consolidated company and as described in Note 1 to our consolidated financial statements for the year ended December 31, 2004.   However, segment operating results exclude allocations of company-wide general and administrative costs, changes in fair value of our option liability, and any restructuring charges.

Prior year results presented below have been developed on the same basis as the current year figures.  For all periods presented, we did not have any intersegment transactions.

The following tables provide information regarding the performance and assets of our operating segments:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Regenerative cell technology	$27,000	$131,000	$116,000	$237,000
MacroPore Biosurgery	1,555,000	1,643,000	4,796,000	5,429,000
Total Revenues	$1,582,000	$1,774,000	$4,912,000	$5,666,000

Segment losses:
Regenerative cell technology	$(4,231,000)	$(2,090,000)	$(9,590,000)	$(5,436,000)
MacroPore Biosurgery	(390,000)	(733,000)	(844,000)	(1,769,000)
General and administrative expenses	(2,324,000)	(1,502,000)	(6,331,000)	(4,374,000)
Changes in fair value of option liability	(924,000)	—	(984,000)	—
Restructuring charge	—	(37,000)	—	(107,000)
Total operating loss	$(7,869,000)	$(4,362,000)	$(17,749,000)	$(11,686,000)

	As of September 30,	As of December 31,
	2005	2004
Assets:
Regenerative cell technology	$7,805,000	$7,795,000
MacroPore Biosurgery	3,148,000	3,457,000
Corporate assets	10,204,000	14,218,000
Total assets	$21,157,000	$25,470,000

4.                 Stock Based Compensation

We apply the intrinsic value-based method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44,  “Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25” to account for our employee stock option plans.  Under the intrinsic value method, compensation expense is recognized only if the current market price of the underlying stock exceeds the exercise price as of the measurement date (typically the date of grant).  Any resulting expense is recorded on a straight-line basis over the applicable vesting period.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As permitted by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share have been estimated using a grant date fair value model (Black-Scholes option-pricing model).

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market.  Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in our employee options.  Use of an option valuation model, as required by SFAS No. 123, includes subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.  Because our employee stock options have characteristics different from those of freely traded options, and because the assumptions underlying the Black-Scholes model involve substantial judgment, our estimate of the fair value of our awarded stock options may differ from the ultimate value realized by the recipient employee.

No stock options were granted during the three months ended September 30, 2005 and 2004; however awards previously granted to an employee were modified during the three months ended September 30, 2005 (see note 19).  The estimated weighted average grant date fair values of stock options granted during the nine months ended September 30, 2005 and 2004, were $2.27 and $3.26 per share, respectively.  Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Expected term	—	—	6 years	7 years
Interest rate	—	—	3.97%	3.31-4.35%
Volatility	—	—	81.54%	86.4-89.3%
Dividends	—	—	—	—

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, we would have recorded the following net income (loss) and net income (loss) per share amounts:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004

Net income (loss):
As reported	$(2,288,000)	$4,546,000	$(12,174,000)	$2,226,000
Add: Employee stock based compensation expense included in reported net loss, net of related tax effects	341,000	—	341,000	96,000
Deduct: Total employee stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(551,000)	(764,000)	(1,968,000)	(1,991,000)
Pro forma	$(2,498,000)	$3,782,000	$(13,801,000)	$331,000

Basic income (loss) per common share:
As reported	$(0.15)	$0.33	$(0.84)	$0.16
Pro forma	$(0.16)	$0.27	$(0.95)	$0.02

Diluted income (loss) per common share:
As reported	$(0.15)	$0.31	$(0.84)	$0.15
Pro forma	$(0.16)	$0.26	$(0.95)	$0.02

The pro forma compensation expense may not be representative of such expense in future years.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” (“FAS 123R”).  As affected by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment”, FAS 123R is effective for annual periods beginning after June 15, 2005 (January 1, 2006 for us).

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

The adoption of FAS 123R will have a material effect on our results of operations.  Based on pro forma amounts for historical periods presented earlier in this note, our reported net loss will increase (or our net income will be reduced) each quarterly period once FAS 123R has been adopted.

5.                 Short-term Investments

We invest excess cash in highly liquid debt instruments of financial institutions and corporations with strong credit ratings and in United States government obligations.  We have established guidelines relative to diversification and maturities that maintain safety and liquidity.  These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

We have evaluated our investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Based on such evaluation, our management has determined that all of our investment securities are properly classified as available-for-sale.  Based on our intent, our investment policies and our ability to liquidate debt securities, we classify such short-term investment securities within current assets.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity as accumulated other comprehensive income (loss).  The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included as a component of interest income or interest expense.  The amortized cost basis of securities sold is based on the specific identification method and all realized gains and losses are recorded as a component within other income (expense).

We review the carrying values of our investments and write down such investments to estimated fair value by a charge to the statements of operations if the severity and duration of a decline in the value of an investment is considered to be other than temporary.  The cost of securities sold or purchased is recorded on the settlement date.

At September 30, 2005, the excess of historical cost over the fair value of our short-term investments is immaterial.

6.                 Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out (FIFO) method, or market.  We periodically evaluate our on-hand stock and make appropriate provisions for any stock deemed as excess or obsolete.

During the third quarter of 2005, we recorded a provision of $132,000, primarily for excess HYDROSORB™ inventory not related to the MYSTIQUE™ product line.  The inventory was produced in anticipation of stocking orders from Medtronic which have not materialized.  We determined it is more likely than not that the inventory will not be recovered.  The provision has been charged to cost of sales in the third quarter and will be maintained in a reserve account.  A similar provision, for approximately $46,000, was recorded in the second quarter of 2005.  The total inventory reserve balance as of September 30, 2005, is $178,000.

During the first quarter of 2004, we recorded a provision of approximately $242,000 for excess inventory.  Such excess inventory was produced in consideration of our responsibility to be a back-up supplier for the craniomaxillofacial (“CMF”) product line.  We sold the assets related to this product line to an affiliate of Medtronic on September 30, 2002.  In April of 2004, Medtronic indicated that it would no longer purchase CMF inventory from us under the back-up supply arrangement, leading to the determination that the remaining CMF inventory on hand would not be recoverable.

7.                 Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we assess certain of our long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted future cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the nine months ended September 30, 2005 and 2004, we had no impairment losses associated with our long-lived assets.

8.                 Revenue Recognition

Product Sales

We sell our MacroPore Biosurgery products to distributors and, prior to the sale of our Thin Film product line in May 2004 (see note 15), also sold products directly to hospitals.  We have agreements with our distributors wherein title and risk of loss pass upon shipment of the products to the distributor.  Revenue is recognized upon shipment of products to distributors following receipt and acceptance of a distributor’s purchase order.  Before the sale of the Thin Film product line in May 2004, revenue from sales to hospitals was recognized upon delivery of the product.

Any upfront payments received from license/distribution agreements are recognized as revenues ratably over the period in which the customer benefits from the license/distribution agreement.  Any recognized amounts are reported as sales to related party or sales to third parties depending upon the counterparty to the transaction.

On occasion, we offer extended payment terms to customers.  We do not recognize revenues under these arrangements until the payment becomes due or is received, if that occurs earlier.  Moreover, we warrant that our products are free from manufacturing defects at the time of shipment to our customers.  We have recorded a reserve for the estimated costs we may incur under our warranty program (see Note 9).

The majority of our revenues are from Medtronic, under a Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002, as well as a Development and Supply Agreement dated January 5, 2000 and amended December 22, 2000 and September 30, 2002.  These revenues are classified as sales to related party in the statement of operations.

In September 2002, we entered into various agreements with Medtronic and a subsidiary of Medtronic for the sale of our CMF product line (see Note 17).  The net proceeds received were recorded as deferred gain on sale of assets, related party.  As part of the sale agreement, we agreed to act as a back-up supplier to Medtronic until Medtronic could integrate the acquired CMF assets into its manufacturing operations.  The back-up supply agreement required that we sell CMF products ordered by Medtronic at our manufacturing cost.  In the first and second quarters of 2004, we recognized a portion of the deferred gain upon the sale of CMF products to Medtronic under our back-up supply arrangement.  The amount of the deferred gain recognized was equal to the excess of (a) the fair value of products sold, based on historical selling prices of similar products, over (b) our manufacturing cost.  The residual portion of the deferred gain on sale of assets was fully recognized in the third quarter of 2004.

In May 2004, we sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST Biosurgery AG, a Swiss corporation (“MAST”) and a subsidiary of MAST.  Specifically, we retained the rights to develop and market Thin Film products in Japan (see Note 16).

In addition to transferring certain assets to MAST, we agreed to perform the following under the sale agreement:

•         For a period of up to one year after the closing date, provide up to 300 hours of training to MAST representatives in all aspects of the manufacturing process related to the transferred Thin Film product line,

•         For a period of up to one year after the closing date, act as a back-up supplier to MAST, and provide, in almost all cases, such product at our manufacturing cost, and

•         For a period of up to one year after the closing date, supply or cause its suppliers to provide MAST with specified raw material at our cost.

Because of these additional performance requirements, we did not initially recognize any gain on sale of the Thin Film assets in the accompanying statement of operations.  Instead, we initially recorded the net proceeds as deferred gain on sale of assets in the accompanying balance sheet.

The back-up supply agreement required that we sell most Thin Film products ordered by MAST at our manufacturing cost.  In the second and third quarters of 2004, we recognized a portion of the deferred gain as revenue upon the sale of Thin Film assets to MAST under our back-up supply arrangement.  The amount of the deferred gain recognized was equal to the excess of (a) the fair value of products sold, based on historical selling prices of similar products, over (b) our manufacturing cost.  The residual portion of the deferred gain on sale of assets was fully recognized in the third quarter of 2005 (see Note 15).

Research

We earn revenue for performing tasks under research agreements with both commercial enterprises and governmental agencies like the National Institutes of Health (“NIH”).  Milestone payments are considered to be payments received for the accomplishment of a discrete, substantive earnings event.  The non-refundable payment arising from the achievement of a defined milestone is recognized as revenue when the following performance criteria for that milestone have been met:

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

When we are reimbursed for costs incurred under grant arrangements with the NIH, we recognize revenues for the lesser of:

•                  Qualifying costs incurred (and not previously recognized) to date, plus any allowable grant fees for which we are entitled to funding from the NIH; or,

•                  The outputs generated to date versus the total outputs expected to be achieved under the research arrangement.

Revenue earned under development agreements is classified as research grant or development revenues in our statements of operations, depending on the nature of the arrangement.  The costs associated with development agreements are recorded as research and development expense.

We recognized NIH grant revenue of $25,000 and $110,000 for the three and nine months ended September 30, 2005, respectively, which includes allowable grant fees as well as cost reimbursements.  In the three months and nine months ended September 30, 2005, we incurred qualifying costs of $25,000 and $108,000 respectively.  In the three months and nine months ended September 30, 2004, we recognized NIH grant revenue of $129,000 and $229,000 and incurred qualifying expenditures of $93,000 and $246,000, respectively.

In the three and nine months ended September 30, 2005, we recognized development revenue of $11,000 and $20,000 and incurred costs of $24,000 and $91,000, respectively.  In the three and nine months ended September 30, 2004, we recognized development revenue of $158,000 and incurred costs of $134,000.

9.              Warranty

We provide a limited warranty under our agreements with our customers for products that fail to comply with product specifications.  We have recorded a reserve for estimated costs we may incur under our warranty program.

The following summarizes our warranty reserve at September 30, 2005 and 2004:

	As of January 1,	Additions- charges to expenses	Claims	As of September 30,
2005:
Warranty reserve	$102,000	$40,000	$—	$142,000
2004:
Warranty reserve	$267,000	$66,000	$(251,000)	$82,000

In August 2003, as part of our ongoing product monitoring process, we determined that some of the products sold to Medtronic did not meet certain expectations, based on criteria we previously communicated to Medtronic.  We agreed to a “no charge” replacement of the affected inventory in the possession of Medtronic.  In the nine months ended September 30, 2004, we incurred claims of $251,000 related to the replacement of this product.  In the nine months ended September 30, 2005, we incurred no claims related to the replacement of this product.

10.          Income Taxes

In all periods presented in these condensed consolidated financial statements, there was no provision or benefit for income taxes recorded due to our accumulated net loss position and the recognition of a full valuation allowance against deferred tax assets.  There were also no components of current or deferred federal or state income tax provisions recorded for the periods presented.

11.          Income (Loss) Per Share

We compute income (loss) per share based on the provisions of SFAS No. 128, “Earnings Per Share.”  Basic per share data is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted per share data is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method.  Potential common shares were related entirely to outstanding but unexercised option awards and warrants for all periods presented.

We have excluded all potentially dilutive securities from the calculation of diluted income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2005 and 2004 as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted income (loss) per share were 4,538,077 and 2,771,777 for the three and nine months ended September 30, 2005, respectively, and 2,221,478 and 2,296,978 for the three and nine months ended September 30, 2004, respectively.

Additionally, potential common shares excluded from per share calculations due to exercise prices that exceeded average market values were 3,008,999 and 4,775,299 for the three and nine months ended September 30, 2005, respectively, and 2,901,499 and 2,825,999 for the three and nine months ended September 30, 2004, respectively.  Potential common shares in 2005 include an option to purchase 2,200,000 shares related to the Olympus equity agreement (see Note 18).

12.       Commitments and Contingencies

We have contractual obligations on leases of office and manufacturing space as follows:

Years Ending December 31,	Operating Leases

For the remainder of 2005	$500,000
2006	1,918,000
2007	1,924,000
2008	1,556,000
2009	1,383,000
2010	707,000
Total	$7,988,000

Rent expense for the three and nine months ended September 30, 2005, was $492,000 and $996,000, respectively.  Rent expense for the three and nine months ended September 30 2004, was $185,000 and $597,000, respectively.

On May 24, 2005, we entered into a new lease for 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  We intend to move the majority of our operations to this new facility over the next year.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  In addition, we are committed to providing a minimum of $837,000 in agreed-upon leasehold improvements to the facility, which are not reflected in the table of contractual obligations shown above.  As of September 30, 2005, we have made $80,000 in improvements to the facility.

During the fourth quarter of 2004, a lawsuit was filed by the University of Pittsburgh seeking a determination that its assignors, rather than the University of California’s assignors, are the true inventors of U.S. Patent No. 6,777,231.  Although we are not litigants and are not responsible for any settlement costs, we expect to incur additional legal expenses in connection with this lawsuit.  If the University of Pittsburgh wins the lawsuit, our license rights to this patent could be rendered non-exclusive or nullified with respect to any third party that might license rights from the University of Pittsburgh, and our regenerative cell strategy could be adversely affected.  As of September 30, 2005, we have accrued approximately $527,000 of litigation costs related to this lawsuit.

13.          Long-term Debt

As of September 30, 2005 the future contractual principal payments, for the remainder of 2005 and subsequent years, on all of our promissory notes are as follows:

2005	$217,000
2006	614,000
2007	427,000
2008	89,000
Total	$1,347,000

14.          Composition of Certain Financial Statement Captions

Inventories

	September 30,	December 31,
	2005	2004
	(Unaudited)

Raw materials	$125,000	$189,000
Finished goods	137,000	190,000
	$262,000	$379,000

Other Current Assets

	September30,	December 31,
	2005	2004
	(Unaudited)

Prepaid expenses	$670,000	$809,000
Accrued interest receivable	95,000	121,000
Other receivables	19,000	54,000
	$784,000	$984,000

Property and Equipment, net

	September 30,	December 31,
	2005	2004
	(Unaudited)

Manufacturing and development equipment	$4,529,000	$3,928,000
Office and computer equipment	2,541,000	2,186,000
Leasehold improvements	2,059,000	1,963,000
	9,129,000	8,077,000
Less accumulated depreciation and amortization	(6,085,000)	(4,997,000)
	$3,044,000	$3,080,000

Intangibles, net

	September 30,	December 31,
	2005	2004
	(Unaudited)

Stembanking technology	$960,000	$960,000
Intellectual property related to core regenerative technology	1,735,000	1,735,000
	2,695,000	2,695,000
Less accumulated amortization	(775,000)	(573,000)
	$1,920,000	$2,122,000

The amortization expense of intangibles for the three and nine months ended September 30, 2005 and 2004 was $67,000 and $202,000, respectively.

Estimated amortization of intangibles for the balance of 2005 and the years ended:

2005	$68,000
2006	270,000
2007	270,000
2008	270,000
2009	270,000
Thereafter	772,000
$1,920,000

Accounts Payable and Accrued Expenses

	September 30,	December 31,
	2005	2004
	(Unaudited)

Accounts payable	$535,000	$481,000
Accrued bonus	611,000	472,000
Accrued vacation	616,000	579,000
Accrued expenses	636,000	470,000
Accrued accounting and legal fees	989,000	135,000
Accrued rent expense	446,000	90,000
Warranty reserve (Note 9)	142,000	102,000
	$3,975,000	$2,329,000

15.          Gain on Sale of Assets, Thin Film Product Line

In May 2004, we sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST (see Notes 8 and 16).  Under this agreement we were contractually entitled to the following additional consideration (none of this consideration has been recognized in the financial statements):

•         $200,000, payable only upon receipt of 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for a hernia wrap product (thin film combined product); and

•         $2,000,000 on or before the earlier of (i) May 31, 2005, known as the “Settlement Date,” or (ii) 15 days after the date upon which MAST has hired a Chief Executive Officer (“CEO”), provided the CEO held that position for at least four months and met other requirements specified in the sale agreement.  Note that clause (ii) effectively means that we would not have received payment of $2,000,000 before May 31, 2005 unless MAST had hired a CEO on or before January 31, 2005 (four months prior to the Settlement Date).  Moreover, in the event that MAST had not hired a CEO on or before January 31, 2005, MAST may have (at its sole option and subject to the requirements of the sale agreement) alternatively provided us with a 19% equity interest in the MAST business that is managing the Thin Film assets at May 31, 2005 in lieu of making the $2,000,000 payment.    Our contention was that MAST did in fact hire a CEO on or before January 31, 2005 and, thus, we were entitled to a $2,000,000 cash payment on or before May 31, 2005.

MAST did not make the payments specified above.  Therefore, on June 14, 2005, we initiated arbitration proceedings against MAST, asserting that MAST was in breach of the Asset Purchase Agreement by failing to pay the final $2,000,000 in purchase price (among other issues).  MAST responded asserting its own claims on or about June 23, 2005.

In August 2005, the parties settled the arbitration proceedings and gave mutual releases of all claims, excepting those related to the territory of Japan, and agreed to contractual compromises, the most significant of which is our waiving of the obligation for MAST to either pay the final cash purchase installment of $2,000,000 or to deliver 19% of its shares.  Moreover, if MAST exercises its Purchase Right (see Note 16) and Thin Film products are marketed in Japan, MAST would no longer be obliged to share certain gross profits and royalties with us.

In exchange, MAST agreed to supply - at no cost to us- all required product for any necessary clinical study for the territory of Japan and would cooperate in the planning of such study.  However, if MAST exercises its Purchase Right or if we enter into a supply agreement with MAST for the territory of Japan, we would be obliged to reimburse MAST for any Thin Film product supplied in connection with the Japanese study at a cost of $50 per sheet.

As noted above, the settlement agreement does not cover claims associated with the territory of Japan.  It is possible that either or both parties could re-assert such claims.

As a result of the arbitration settlement, we recognized the remaining deferred gain on sale of assets of $5,650,000, less $124,000 of related deferred costs, in the statement of operations in the third quarter of 2005.

16.          Thin Film Japan Distribution Agreement

In the third quarter of 2004, we entered into a Distribution Agreement with Senko Medical Trading Co. (“Senko”).  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.

At the inception of this arrangement, we received a $1,500,000 license fee that was recorded as deferred license fee revenue in the accompanying balance sheet.  No portion of this license fee has been recognized in the statements of operations during any periods covered by these financial statements.  We will recognize the deferred license fee as revenue systematically over the term of the Distribution Agreement once “commercialization” has been achieved. In simplest terms, commercialization occurs when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare (“MHLW”).  The Distribution Agreement contains certain provisions that could require us to return a portion of the upfront license fee.  For instance, if it is determined in good faith by both Senko and us that commercialization of the Thin Film product is unobtainable, then 50% of the $1,500,000 license fee will be returned to Senko.  Also, if we terminate the Distribution Agreement at any time within the initial three years post-commercialization, for any reason except for material breach by Senko, then a pro-rata share of the license fee will be returned to Senko.  In no event will we recognize deferred license fee in the statement of operations if this would cause the remaining deferred income balance to fall below the amount that we potentially would have to refund to Senko.

We have earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the following defined milestones:

•        Upon the notification to Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we are entitled to a nonrefundable payment of $1,250,000.  We notified Senko of the completion of the regulatory application in September 2004, received payment in October 2004, and recorded deferred development revenue of $1,250,000.  Of the amount deferred, we have recognized cumulative development revenues of $178,000, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.

•         Upon the achievement of commercialization, we are entitled to a nonrefundable payment of $250,000.

As part of the Thin Film sales agreement (see Notes 8 and 15), we granted MAST a right to acquire our Thin Film-related interest in Japan (the “Purchase Right”) at the following terms:

•        From May 31, 2005 to May 31, 2007, the exercise price of the Purchase Right will be equal to the fair market value of the Japanese business, but in no event will be less than $3,000,000.

•        Moreover, between June 1, 2005 and May 31, 2007, MAST will have a right of first refusal to match the terms of any outside offer to buy our Japanese Thin Film business.

If MAST exercises the Purchase Right, we both may become obligated to reimburse each other for certain costs we have respectively incurred or will incur related to product development and protection of intellectual property rights in Japan.

We have agreed to provide back-up supply of products to Senko subject to the terms of the Distribution Agreement in the event that (a) MAST exercises its Purchase Right and (b) MAST materially fails to deliver product to Senko.  In this circumstance, Senko would pay any amounts due for purchases of product, as well as payments in the nature of royalties, directly to us.  We would be obliged to remit 5% of the gross margin to MAST on any products sold to Senko.  We believe that it is unlikely in practice that this contingency will materialize.  Accordingly, we estimate the fair value of this guarantee to be de minimis as of the end of the current reporting period.

17.  Gain on Sale of Assets, Related Party

In January 2004, we received a $5,000,000 milestone payment from Medtronic relating to the 2002 disposition of our CMF product line.  As part of the disposition arrangement, we had agreed to complete clinical research regarding Faster Resorbable Polymers, an area that directly relates to the CMF product line transferred to Medtronic.  We became entitled to the $5,000,000 payment after fulfilling the research requirements set out in the CMF sale agreement.  The $5,000,000 payment was recognized during the first half of 2004 as gain on sale of assets, related party in the accompanying statement of operations.

During the third quarter of 2004, we completed all remaining performance obligations related to the 2002 sale of the CMF product line to Medtronic.  Accordingly, we recorded $7,383,000 as a component of gain on sale of assets, related party, in the accompanying consolidated condensed statement of operations, representing the remaining balance that had theretofore been reported as deferred gain on sale of assets, related party.

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

To avoid the risk and expense of arbitration, in the third quarter of 2004 we agreed to accept a negotiated settlement with Medtronic in the amount of $1,500,000 related to the know-how transfer.  The $1,500,000 payment has been recognized as gain on sale of assets, related party in the statement of operations for the third quarter of 2004.

18.       Olympus Equity Investment and Potential Strategic Alliance

In the second quarter of 2005, we entered into a definitive Common Stock Purchase Agreement with Olympus Corporation (“Olympus”) in which we received $11,000,000 in cash proceeds.

Under this agreement, we distributed 1,100,000 newly issued shares of common stock to Olympus. We reflected the common stock issued to Olympus at the market value of our common stock at the time of the Purchase Agreement ($2.73 per share, or $3,003,000 in the aggregate).  As of September 30, 2005, Olympus held approximately 7.2% of our issued and outstanding shares.

We also granted Olympus an immediately exercisable option to acquire 2,200,000 shares of our stock on or before December 31, 2006.  The exercise price of the option shares is $10 per share.  We have accounted for this grant as a liability in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The 2,200,000 share option has been classified as a liability because from the date of grant through the expiration, we are required to deliver listed common stock to settle the option shares upon exercise.  Accordingly, the fair value of the 2,200,000 share option has been (and will continue to be) re-measured at the end of each reporting period, under the Black-Scholes option pricing-model, with movements in fair value reported in the statements of operations as change in fair value of option liability.  At the time we entered into the Purchase Agreement, the contractual term, interest rate and volatility assumptions under the Black-Scholes option pricing model were 1.67 years, 3.46% and 59.7%, respectively.  As of September 30, 2005 the contractual term, interest rate and volatility assumptions under the Black-Scholes option pricing model were 1.25 years, 4.10% and 64.21%, respectively.

The $11,000,000 in total proceeds we received exceeded the sum of the fair value of the option granted as well as the market price of our stock at the time the Olympus share purchase was agreed upon.  The difference between the proceeds received and the fair values of our common stock and option liability has been recorded as deferred other on the accompanying balance sheet.  This deferred other will be recharacterized in the future as events and circumstances dictate.

In November 2005, we entered in to a strategic business alliance with Olympus relating to our regenerative cell technology.  Refer to Note 20 for more details.

Olympus has also been offered a seat on our Board of Directors, but has not yet exercised this right.

19.       Termination of Chief Operating Officer’s Employment

In August 2005, our Chief Operating Officer (“COO”), ceased employment with us.  We paid the former COO a lump sum cash severance payment of $155,164 and have extended the post-separation exercise period for two years on 253,743 vested stock options.  In addition to the cash severance payment we have recorded stock based compensation expense of $337,000 in the third quarter of 2005, which represents the intrinsic value of the options held by the COO at the date of the modification.

20.       Subsequent Event

On November 4, 2005, we entered into a joint venture and other related agreements with Olympus (the “JV Agreements”).  The JV Agreements were established to form a joint venture company, Olympus-Cytori, Inc., a Delaware corporation, that will be owned equally by the two companies.  Olympus-Cytori, Inc. (the “Joint Venture”), will develop and manufacture future generation devices based on our Celution™ System.  These devices will process and purify adult stem and regenerative cells residing in adipose tissue (also known as fat) for various therapeutic clinical applications.  Research is ongoing and we believe that adult stem and regenerative cells may be an effective treatment for certain diseases.

Under the JV Agreements:

•                  Olympus will pay $30 million to the Joint Venture for its 50% interest therein, and will enter into a License/Joint Development Agreement with the Joint Venture and us to develop a second generation commercial therapeutic system and manufacturing capabilities.  Olympus will grant the Joint Venture a non-exclusive license to any Olympus intellectual property incorporated into the device, and will receive $8 million in prepaid fees from the Joint Venture to fund the development work.

•                  We will license on an exclusive and perpetual basis our therapeutic device technology, including the Celution™ System and certain related intellectual property, to the Joint Venture for use in future generation devices and will receive an initial $11 million payment and a 50% interest in the Joint Venture.  Upon our receipt of a CE mark for the first generation Celution™ System (expected in the first half of 2006), we will also receive an $11 million development milestone payment from the Joint Venture.  In addition, we will be required to use commercially reasonable efforts to obtain regulatory approval for the therapeutic use of the devices in the United States, Japan and Europe.

•                  The Joint Venture will have exclusive rights to our technology for the development, manufacture, and supply of the devices (second generation and beyond) for all therapeutic applications.  The Joint Venture can sell the Celution™ Systems exclusively to us at a formula-based transfer price, and we will maintain marketing rights to the devices for all therapeutic applications of adipose stem and regenerative cells.

•                  Olympus owns approximately 7.2% of our outstanding common stock and holds an option to purchase up to 2.2 million additional shares at $10.00 per share through December 2006.  If Olympus chooses to exercise that option, it would represent up to 19% ownership of our outstanding common stock.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

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

Overview

We continue to invest in the preclinical development of our adipose stem and regenerative cell therapies, with the aim of advancing them into and through clinical trials.  The indications we are focused on include cardiovascular disease, chronic wounds for gastrointestinal disorders, spinal disc repair, and aesthetic and reconstructive surgery.

To facilitate the processing and delivery of adipose stem and regenerative cells, we developed a proprietary point-of-care system, Celution™, to isolate and concentrate a patient’s own stem and regenerative cells in real-time.  Our goal is for the Celution™ system to be the ultimate commercial vehicle for our investigational cell therapies and which may be used universally across multiple applications.  The commercialization model will be based on the sale of Celution™ devices and related single-use consumables.

On November 4, 2005, we entered into a strategic development and manufacturing joint venture among other agreements (“JV Agreements”) with Olympus Corporation (“Olympus”).  As part of the terms of the Agreement, we will form a joint venture, Olympus-Cytori, Inc. (the “Joint Venture”), to develop and manufacture future generation devices based on our Celution™ System.

The key provisions of the JV Agreements are as follows:

•                  We will license on an exclusive and perpetual basis our therapeutic device technology, including the Celution™ System and certain related intellectual property, to the Joint Venture and will receive an initial $11 million payment and a 50% interest in the Joint Venture;

•                  Upon our receipt of a CE mark for the first generation Celution™ System, we will receive a second $11 million development milestone payment from the Joint Venture;

•                  Olympus will pay $30 million to the Joint Venture for its 50% interest therein, and enter into a License/Joint Development Agreement with the Joint Venture and us to develop a second generation commercial therapeutic system and manufacturing capabilities.  Olympus will grant the Joint Venture a non-exclusive license to any Olympus intellectual property incorporated into the device, and will receive $8 million in prepaid fees from the Joint Venture to fund its development work.

•                  The Joint Venture will have exclusive rights to our technology for the development, manufacture, and supply of the devices (second generation and beyond) for all therapeutic applications.  The Joint Venture can sell the Celution™ Systems exclusively to us at a formula-based transfer price, and we will maintain marketing rights to the devices for all therapeutic applications of adipose stem and regenerative cells.

In addition to the JV Agreements, we entered into a definitive Common Stock Purchase Agreement with Olympus in May 2005.  As part of that agreement, Olympus purchased 1.1 million shares, representing 7.2% of our outstanding common stock, and may exercise an option to purchase up to 2.2 million additional shares at $10.00 per share through December 2006.  If Olympus chooses to exercise that option, it would represent up to 19% ownership of our outstanding common stock.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

In August 2005, we announced the completion of the development of the first generation Celution™ system.  We have since submitted the necessary regulatory applications for a CE Mark, which would provide regulatory clearance for the system in Europe.  We expect to continue submitting regulatory applications for this system in the United States in 2006.

However, before we begin to realize appreciable product revenues from this system, we believe we will first need to successfully conduct controlled, randomized clinical trials in specific therapeutic areas to demonstrate the benefits of using adipose stem and regenerative cells.  In 2006, we intend to initiate clinical safety studies for our investigational adipose stem and regenerative cell therapies for treatment of ischemic heart disease in Europe, which may include myocardial infarction and/or congestive heart failure, as well as for applications in breast augmentation in Japan.  Additionally, we continue to support preclinical research in indications both within and outside these areas.

As part of our growth strategy, we are seeking co-development partnerships with pharmaceutical, medical device or biotechnology companies for indications outside of cardiovascular disease.  Additionally, we are seeking partners who can help identify drugs, proteins or genes that when combined with adipose stem and regenerative cells, enhance or stimulate certain select properties.  For example, we may seek to identify a drug that when mixed with adipose stem and regenerative cells, directs specific cells to turn more quickly and efficiently into blood vessels or into new heart muscle in areas of a damaged heart.  All of these potential partnerships could include up-front payments, milestone payments, licensing fees, and /or royalties on potential sales of products.

In addition to our regenerative cell technology operations, our MacroPore Biosurgery unit develops and manufactures innovative bioresorbable surgical implants.  Certain cash flows that we may realize from MacroPore Biosurgery may be used to support our development of adipose stem and regenerative cell therapies.

Specifically, MacroPore Biosurgery manufactures the HYDROSORB™ family of FDA-cleared bioresorbable spine and orthopedic implants, which are distributed worldwide exclusively through Medtronic, Inc. (“Medtronic”).  This product line has generated $4,776,000 in revenue to us for the first nine months of 2005.  The vast majority of these revenues are related to initial stocking orders that Medtronic placed for the most recent addition to this product line, the MYSTIQUE™ radiographically identifiable cervical graft containment plate, which Medtronic began to market in the third quarter of 2005.  We expect to continue filling MYSTIQUE™ stocking orders through the fourth quarter of 2005.  At present, we do not have sufficient visibility of potential orders by Medtronic in 2006 for the HYDROSORB™ product line, including MYSTIQUE™, to provide an accurate range of revenue projections for 2006.  Due to Medtronic’s dwindling orders for non-MYSTIQUE™ products in the HYDROSORB™ family, we recorded an inventory provision of $46,000 and $132,000 in the second and third quarters of 2005, respectively.

Additionally, MacroPore Biosurgery is developing Thin Film bioresorbable implants exclusively for Senko Medical Trading Co. (“Senko”), which owns distribution rights exclusively for Japan.

Our intended research and development of our regenerative cell technology is expected to be very costly.  We plan to fund it through:

•                  Cash from the November 2005 Joint Venture transaction with Olympus;

•                  Existing cash reserves;

•                  Potential future financings, including Olympus’ option to purchase up to 2.2 million shares of our common stock at $10.00 per share;

•                  Potential research grants;

•                  Profits and cash flows, if any, from MacroPore Biosurgery; and

•                  Payments, if any, related to potential regenerative cell technology partnerships.

Olympus Equity Investment and Strategic Alliance

In the second quarter of 2005, we sold to Olympus, a global manufacturer of high-end medical devices, 1,100,000 newly issued shares of common stock at $10.00 per share.  We also granted Olympus an option to acquire 2,200,000 additional shares of our stock on or before December 31, 2006.  The exercise price of the option shares is $10 per share.

This equity agreement initially generated $11,000,000 in cash proceeds for us, which we will use to continue our development efforts related to our adipose stem cell technology.

We have accounted for the initial common stock purchase agreement as follows:

•              We have reflected the common stock we issued to Olympus at the market value of our common stock at the time of the purchase agreement ($2.73 per share, or $3,003,000 in the aggregate).

•              We initially recognized the fair value of the 2,200,000 share option granted as a liability of $186,000 in accordance with Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, since at the time of grant and thereafter until the end of December 31, 2006, we are required to issue listed shares of common stock to settle these option shares if they are exercised by Olympus.  Under EITF 00-19, the fair value of this option has been, and will continue to be, re-measured at the end of each subsequent reporting period, with movements in fair value reported in the statements of operations as change in fair value of option liability.  As of June 30, 2005 and September 30, 2005, the fair value and corresponding liability of the option have been measured at $246,000 and $1,170,000, respectively.

•              The difference between the $11,000,000 proceeds received and the sum of the fair values of the common stock and initial option liability we issued has been recorded as deferred other.  This deferred other will be characterized in the future as events and circumstances dictate.

In November 2005, we entered into a strategic development and manufacturing collaboration with Olympus, as described in more detail earlier in this Overview.  We also will be entitled to receive an additional $11 million upon our receipt of a CE mark for the first generation Celution™ System, which is expected to occur in the first half of 2006.  We may possibly receive even more proceeds if Olympus decides to exercise its option to purchase 2,200,000 shares of our common stock at a fixed price of $10.00 per share.

Disposition of Product Lines and Related Agreements

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

However, in 2004 we did recognize $772,000 of the deferred gain as revenues related to the sale of Thin Film products to MAST under the back-up supply agreement at cost.  The recognition of the deferred gain was necessary in 2004 in order to state revenues at fair value of products sold, based on historical selling prices of similar products, over the Company’s manufacturing cost.  No deferred gain has been recognized as revenue in 2005 because there were no shipments of product to MAST.

Under the Thin Film sale agreement, we were potentially entitled to the following additional consideration (beyond the $7,000,000 cash payment received at closing), none of which was recognized in our financial statements:

•                  $200,000, payable only upon receipt of 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for a hernia wrap product (thin film combined product); and

•                    $2,000,000 on or before the earlier of (i) May 31, 2005, known as the “Settlement Date,” or (ii) 15 days after the date upon which MAST has hired a Chief Executive Officer (“CEO”), provided the CEO held that position for at least four months and met other requirements specified in the sale agreement.  Note that clause (ii) effectively means that we would not have received payment of $2,000,000 before May 31, 2005 unless MAST had hired a CEO on or before January 31, 2005 (four months prior to the Settlement Date).  Moreover, in the event that MAST had not hired a CEO on or before January 31, 2005, MAST may have (at its sole option and subject to the requirements of the sale agreement), alternatively provided us with a 19% equity interest in the MAST business that is managing the Thin Film assets at May 31, 2005 in lieu of making the $2,000,000 cash payment.

MAST did not remit to us the contingent $2,000,000 payment noted above.

Accordingly, on June 14, 2005, we initiated arbitration proceedings against MAST, asserting that MAST was in breach of the Asset Purchase Agreement by failing to pay the final $2,000,000 in purchase price (among other issues).  MAST responded asserting its own claims on or about June 23, 2005.  In August 2005, the parties settled the arbitration proceedings and gave mutual releases of all claims, excepting those related to the territory of Japan, and agreed to contractual compromises, the most significant of which is that we have waived the obligation for MAST to either pay the final cash purchase installment of $2,000,000 or to deliver 19% of its shares.  Moreover, if MAST exercises its Purchase Right (described in the section below) and Thin Film products are ultimately marketed in Japan, MAST would no longer be obliged to share gross profits and royalties with us, as originally contemplated in the MAST agreements.

In exchange, MAST agreed to supply, at no cost to us, all required product for any necessary clinical study for the territory of Japan and would cooperate in the planning of such study.  However, if MAST exercises the Purchase Right or we enter into a supply agreement with MAST related to the territory of Japan, we would be obligated to reimburse MAST for any Thin Film product supplied in connection with the Japan study at a cost of $50 per sheet.

As noted above, the settlement agreement does not cover claims associated with the territory of Japan.  It is possible that either or both parties could re-assert such claims.

As a result of the settlement agreement described above, we recognized the deferred gain as gain on sale of assets of $5,650,000, less $124,000 of related deferred costs, in the third quarter of 2005.

Thin Film Japan Distribution Agreement

Even after consummation of the 2004 Thin Film asset sale to MAST, we retained all rights to Thin Film business in Japan (subject to a purchase option of MAST, as described later in the next section), and we received back from MAST a license of all rights to Thin Film technologies in the:

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

Accordingly, we will begin to recognize this $1,500,000 license fee as revenues only after commercialization has been achieved.  Moreover, we will not recognize all of the revenues at one time – instead, we will reflect the fee in revenues on a systematic basis over the expected period of time we anticipate that Senko will benefit from the arrangement.  However, we will not recognize deferred license fee revenue in the statements of operations if this would cause the remaining deferred license fee revenue balance to fall below the amount that we potentially would have to refund to Senko.  As of September 30, 2005, commercialization had not occurred; however, commercialization is expected in the fourth quarter of 2005 or early 2006.

Under the distribution agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  We will recognize such payments as revenues when the performance criteria for a milestone have been met, presuming that achievement of the milestone involves substantive effort and the fees received are commensurate with the level of effort expended.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as deferred development revenue.  Of the amount deferred, we have recognized a total of $178,000 ($20,000 and $158,000 in 2005 and 2004, respectively) as development revenues.  The amount recognized as development revenues represents the relative fair value of the completed milestone as compared with the fair value of all milestones expected to be necessary to achieve regulatory approval by the MHLW.

The previously described sale agreement granted MAST a “Purchase Right” to acquire our Thin Film-related interests and rights for Japan at the following terms:

•                  From May 31, 2005 to May 31, 2007, the exercise price of the Purchase Right will be equal to the fair market value of the Japanese business, but in no event will be less than $3,000,000.

•                  Moreover, between June 1, 2005 and May 31, 2007, MAST will have a right of first refusal to match the terms of any outside offer to buy our Japanese Thin Film business.

If MAST exercises the Purchase Right, we both may become obligated to reimburse each other for certain costs we have respectively incurred or will incur related to product development and protection of intellectual property rights in Japan.

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

The Agreement also allowed us to receive up to $5,000,000 if and when we completed successful clinical evaluations for a new faster-resorbing polymer product, as defined in the Agreement.  In January 2004, after we completed the successful clinical evaluations, we received a $5,000,000 milestone payment from Medtronic and it was recognized as gain on sale of assets, related party, in the statement of operations.

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

We accounted for the net proceeds of the Agreements as deferred gain on sale of assets, related party.  This gain was to be recognized only as certain events occurred.  For instance, we recognized a portion of the deferred gain upon the sale of the CMF products to Medtronic under our back-up supply arrangement, which provided for sales of the CMF products to Medtronic at cost.  The amount of the deferred gain recognized was equal to the excess of the fair value of products sold, based on historical selling prices of similar products, over our manufacturing cost.  The remainder of the deferred gain was recognized in the third quarter of 2004 when the technology and know-how transfer was completed pursuant to the contract terms.

Results of Operations

Revenues

The following table summarizes the components of our revenues for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Regenerative cell technology:
Research grant (NIH)	$25,000	$129,000	$(104,000)	(80.6)%	$110,000	$229,000	$(119,000)	(52.0)%
Regenerative cell storage services	2,000	2,000	—	—	6,000	8,000	(2,000)	(25.0)%
Total regenerative cell technology	27,000	131,000	(104,000)	(79.4)%	116,000	237,000	(121,000)	(51.1)%

MacroPore Biosurgery:
Spine and orthopedics products	1,544,000	298,000	1,246,000	418.1%	4,776,000	2,831,000	1,945,000	68.7%
Thin Film products:
Product sales (non-MAST-related)	—	—	—	—	—	559,000	(559,000)	—
Product sales to MAST	—	641,000	(641,000)	—	—	864,000	(864,000)	—
Amortization of gain on sale (MAST)	—	546,000	(546,000)	—	—	735,000	(735,000)	—
	—	1,187,000	(1,187,000)	—	—	2,158,000	(2,158,000)	—
Craniomaxillofacial (CMF) products:
Product sales	—	—	—	—	—	126,000	(126,000)	—
Amortization of gain on sale	—	—	—	—	—	156,000	(156,000)	—
	—	—	—	—	—	282,000	(282,000)	—
Development (Senko)	11,000	158,000	(147,000)	(93.0)%	20,000	158,000	(138,000)	(87.3)%
Total MacroPore Biosurgery	1,555,000	1,643,000	(88,000)	(5.4)%	4,796,000	5,429,000	(633,000)	(11.7)%
Total revenues	$1,582,000	$1,774,000	$(192,000)	(10.8)%	$4,912,000	$5,666,000	$(754,000)	(13.3)%
% attributable to Medtronic	97.6%	16.8%			97.2%	50.0%

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

During the three and nine months ended September 30, 2005, we incurred $25,000 and $108,000, respectively, in qualifying expenditures.  We recorded a total of $25,000 and $110,000 in revenues, for the three and nine months ended September 30, 2005, respectively, which includes allowable grant fees as well as cost reimbursements.  We incurred $93,000 and $246,000 in qualifying expenditures during the three and nine months ended September 30, 2004, and recorded revenues of $129,000 and $229,000 for the same periods.

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

MacroPore Biosurgery:

•                  Spine and orthopedic revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures.  These revenues were dominated by stocking orders during the nine months ended September 30, 2005 for our radiographically identifiable Spine System products, marketed under the name MYSTIQUE™, which our distribution partner, Medtronic, launched in the third quarter of 2005.  This product represents the latest design addition to our family of HYDROSORB™ products.  Its unique feature is the integration of small markers of radiographically visible resorbable material within the product.  These patent pending markers enable surgeons to preserve the benefit of fusion visualization, while simultaneously tracking the exact position of the implant during the intra-operative and post-operative periods.  Because the markers are fabricated from a resorbable material, they do not pose the issues that permanent markers could pose after the implant resorbs.

Due to Medtronic’s dwindling orders for non-MYSTIQUE™ products in the HYDROSORB™ family, we recorded an inventory provision of $46,000 and $132,000 in the second and third quarters of 2005, respectively.

Refer to “The future” discussion below for our expectations regarding the outlook for spine and orthopedic revenues.  Note that Medtronic owns approximately 6.6% of our outstanding common stock at September 30, 2005.

•                  Thin Film product revenues in 2004 represent sales of SurgiWrap™ bioresorbable Thin Film used to support and reinforce soft tissues and to minimize tissue attachment to the device in case of contact with the viscera (organs of the body).  We sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST in the second quarter of 2004.  We were obliged by contract to act as a back-up supplier for these products and to sell them to MAST at our manufacturing costs.  However, as MAST has now assumed the manufacturing process, domestic revenue from Thin Film products ended in 2004.  No revenues from the Thin Film product line were recognized during the nine months ended September 30, 2005.

•                  The CMF product revenues represent sales of the CMF product line used for trauma and reconstructive procedures in the mid-face and craniofacial skeleton (the head and skull).  We sold this product line to Medtronic in 2002.  As with the Thin Film products, we sold CMF products at cost in 2004 under a contractual back-up supply agreement with Medtronic.  A portion of the deferred gain related to sale of assets was recognized in order to reflect the fair value of products sold, based on historical selling prices of similar products, over our manufacturing cost.  During the third quarter of 2004, we completed all remaining performance obligations related to the 2002 sale of the CMF product line to Medtronic.  Therefore, we did not earn any CMF product revenues during the nine months ended September 30, 2005 and will not generate revenue from this product line in the future.

•                  Under a Distribution Agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•                  Upon notifying Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we were entitled to a nonrefundable payment of $1,250,000.  We so notified Senko on September 28, 2004, received payment in October of 2004, and recorded deferred development revenue.  Of the amount deferred, we have recognized development revenues of $11,000 and $20,000 in the three and nine months ended September 30, 2005, representing the relative fair value of the completed milestones completed during the periods presented as compared with the fair value of all milestones expected to be necessary to achieve regulatory approval by the MHLW;

•                  Upon the achievement of commercialization of the Thin Film product line in Japan, we are entitled to a nonrefundable payment of $250,000.  As of September 30, 2005, commercialization had not occurred; however, commercialization is expected to occur in the fourth quarter of 2005 or early 2006.

The future.  We are entitled to receive up to $850,000 in grants related to Adipose-Derived Cell Therapy for Myocardial Infarction as defined by the NIH grant agreement for Phase II research.  To date, we have received and recognized $338,000 of such funding.  We expect to incur additional “qualifying expenses” of $512,000 during the remainder of 2005 and in 2006.  Subject to satisfactory progress toward meeting the goals and objectives of our grant application, we expect to recognize any remaining grant revenues during 2005 and 2006.

We sell our spine and orthopedic products exclusively to Medtronic at fixed selling prices that are subject to adjustment biannually (based on Medtronic’s selling prices to its customers).  Our revenue from this product line is dependent upon the market’s adoption of our technology, which is largely dependent upon Medtronic’s marketing efforts and pricing strategies.  To increase our revenues from spine and orthopedic products, we depend largely on Medtronic’s ability and commitment to build and expand HYDROSORB™ market share.  We currently anticipate additional orders for the MYSTIQUE™ portion of the HYDROSORB™ product line during the remainder of 2005.  We have, however, been disappointed in the past by Medtronic’s level of effort in marketing our HYDROSORB™ products with the exception of the MYSTIQUE™ line.  It is unlikely that we will see large sales of the current non-MYSTIQUE™ products in the future.

We will continue to recognize revenue from the milestone payment from Senko, based on the fair value of the milestones completed relative to the total efforts expected to be necessary to obtain regulatory clearance with the MHLW.  Obtaining regulatory clearance with the MHLW for initial commercialization is expected in the fourth quarter of 2005 or early 2006.  Accordingly, we expect to recognize approximately $1,322,000 in revenues associated with this milestone arrangement during the fourth quarter of 2005 and/or in the early part of 2006.

We expect the currently high percentage of revenues attributable to Medtronic to remain high now that domestic Thin Film revenues have ceased, although this may change when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of revenues

Cost of revenues includes material, manufacturing labor, overhead costs and inventory provisions.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ and % Difference	% Difference	2005	2004	$ and % Difference	% Difference
MacroPore Biosurgery:
Cost of revenues	$796,000	$1,184,000	$(388,000)	(32.8)%	$2,233,000	$2,375,000	$(142,000)	(6.0% )
% of revenues	50.3%	66.7%	(16.4)%	(24.6)%	45.5%	41.9%	3.6%	8.6%
Inventory provision	132,000	—	132,000	—	178,000	242,000	(64,000)	(26.4)%
% of revenues	8.3%	—	8.3%	—	3.6%	4.3%	(0.7)%	(16.3)%
Total cost of revenues	$928,000	$1,184,000	$(256,000)	(21.6% )	$2,411,000	$2,617,000	$(206,000)	(7.9)%
Total cost of revenues as% of revenues	58.6%	66.7%			49.1%	46.2%

MacroPore Biosurgery:

•              As our product revenues are currently generated through sales of bioresorbable products, cost of revenues is related only to our bioresorbable segment.  Cost of revenues, as a percent of revenues (excluding inventory provision amounts), decreased 24.6% and increased 8.6% in the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004.  The percentage increase for the nine months ended September 30, 2005, as compared to 2004, was due to changes in the product mix and changes in absorption rates for manufacturing labor and overhead costs.

•              Excess manufacturing costs – that is, costs resulting from lower than “normal” production levels - expensed in the three and nine months ended September 30, 2005 were $341,000 and $532,000, respectively, as compared to $468,000 and $666,000 in the same periods in 2004.

•              In the third quarter of 2005, we recorded a provision of $132,000, primarily for excess HYDROSORB™ inventory not relating to the MYSTIQUE™ product line.  The inventory was produced in anticipation of stocking orders from Medtronic which have not materialized.  We have determined it is more likely than not that the inventory will not be recovered.  The provision has been charged to cost of sales in the third quarter and will be maintained in a reserve account.  A similar provision for $46,000 was recorded in the second quarter of 2005, for a total inventory reserve balance of $178,000 as of September 30, 2005.

The $242,000 inventory provision during 2004 related to excess inventory produced in consideration of our responsibility to be a back-up supplier for the CMF product line.  We sold the assets related to this product line to a subsidiary of Medtronic in September 2002.  In April of 2004, Medtronic indicated that it would no longer purchase CMF inventory from us under the back-up supply arrangement, leading to our determination that the remaining CMF inventory on hand would not be recoverable.

The future.  Ceasing to manufacture the CMF product line and the non-Japan bioresorbable Thin Film product line, combined with the deterioration of Medtronic orders for HYDROSORB™ products other than MYSTIQUE™, deprives us of economies of scale and will negatively impact our margins until other sources of revenue grow large enough to compensate for the lost revenue.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies and preclinical studies.  It excludes related stock based compensation expenses.  The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Regenerative cell technology:
Regenerative cell technology	$4,005,000	$2,120,000	$1,885,000	88.9%	$9,307,000	$5,379,000	$3,928,000	73.0%
Research grants (NIH)	25,000	93,000	(68,000)	(73.1)%	108,000	246,000	(138,000)	(56.1)%
Total regenerative cell technology	4,030,000	2,213,000	1,817,000	82.1%	9,415,000	5,625,000	3,790,000	67.4%

MacroPore Biosurgery:
Bioresorbable polymer implants	626,000	612,000	14,000	2.3%	2,043,000	2,375,000	(332,000)	(14.0)%
Development milestone-Senko	24,000	134,000	(110,000)	(82.1)%	91,000	134,000	(43,000)	(32.1)%
Total MacroPore Biosurgery	650,000	746,000	(96,000)	(12.9)%	2,134,000	2,509,000	(375,000)	(14.9)%
Total research and development expenses	$4,680,000	$2,959,000	$1,721,000	58.2%	$11,549,000	$8,134,000	$3,415,000	42.0%

Regenerative cell technology:

•              Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose (fat) tissue as a source for autologous regenerative cells for therapeutic applications.  The increases in regenerative cell technology expenses from 2004 to 2005 resulted primarily from the hiring of additional researchers, engineers and support staff.  We incurred an additional $636,000 and $1,491,000 in labor-related expenses, including benefits, in the three and nine months ended September 30, 2005, respectively, as compared with 2004.  Legal expenses increased by $546,000 and $549,000 for the three and nine months ended September 30, 2005, primarily due to legal expenses incurred in connection with the University of Pittsburgh’s recently filed lawsuit challenging inventorship of our licensor’s U.S. patent relating to adult stem cells isolated from adipose tissue.  The majority of the remainder of the increases as compared with 2004 related to increases in professional services, preclinical studies expense, other supplies expense and increased rent expense of $703,000 and $1,888,000 in the three and nine months ended September 30, 2005, respectively.

•                  In 2004, we entered into an agreement with the NIH to reimburse us for up to $950,000 (Phase I $100,000 and Phase II $850,000) in “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction.  In the three and nine months ended September 30, 2005, we incurred $25,000 and $108,000, respectively, of direct qualifying expenses relating entirely to Phase II.  In the three and nine months ended September 30, 2004, we incurred $93,000 and $246,000, respectively, of direct qualifying expenses relating to both Phases I and II of the agreement.  The decrease in expense from 2005 to 2004 was due to the fact that 2005 expenses related to only Phase II while 2004 expenses related to both Phases I and II.

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

•              Under a Distribution Agreement with Senko we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  During the three and nine months ended September 30, 2005, we incurred $24,000 and $91,000, respectively, of expenses related to this regulatory and registration process.  We had incurred $134,000 of expense in this regulatory and registration process for both the three and nine months ended September 30, 2004.

The future.  We are developing a system to isolate autologous, homologous-use, regenerative cells.  Simultaneously, we are generating scientific knowledge through internal research to support the clinical use of these cells and have made significant progress in understanding the potential clinical applications.  Our most advanced stem and regenerative cell therapy currently in preclinical testing is for the repair of cardiovascular muscle tissue that is damaged after a heart attack.  Our strategy is to continue to increase our research and development efforts in this field and we anticipate expenditures in this area of research to be approximately $12,000,000 to $14,000,000 for the year 2005.  We are also researching therapies for spine and orthopedic conditions, gastrointestinal disorders and new approaches for aesthetic and reconstructive surgery.  The expenditures will primarily relate to developing therapeutic applications and conducting preclinical studies on harvesting therapeutically useful quantities of regenerative cells.

We were successful with Phase I of the NIH research on Adipose-Derived Cell Therapy for Myocardial Infarction.  Therefore, we were awarded Phase II of the NIH research grant.  We expect additional research expenses to be incurred related to Phase II of this project during the remainder of 2005 and 2006.

We expect that our current research and development expenditures in the bioresorbable platform technology will remain reasonably stable for the balance of 2005.  However, we will continue to invest in product development for biomaterial/polymer products to develop our pipeline of new and next generation spine and orthopedic products.

Also, although we are not litigants and are not responsible for any settlement costs, we expect to incur additional legal expenses in connection with the University of Pittsburgh’s 2004 lawsuit.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, and promotional activities and materials.  They exclude related stock based compensation expenses.  Medtronic is responsible for the distribution, marketing and sales support of our spine and orthopedic devices.  Our bioresorbable Thin Film product line (before the sale of the non-Japan Thin Film business to MAST in May 2004) was distributed domestically through a dedicated sales force, independent sales representatives and internationally through independent distributors.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Regenerative cell technology:
International sales and marketing	224,000	—	224,000	—	224,000	—	224,000	—
Total regenerative cell technology	224,000	—	224,000	—	224,000	—	224,000	—

MacroPore Biosurgery:
General corporate marketing	106,000	248,000	(142,000)	(57.3)%	357,000	629,000	(272,000)	(43.2)%
Domestic sales and marketing	—	—	—	—	—	846,000	(846,000)	—
International sales and marketing	36,000	206,000	(170,000)	(82.5)%	513,000	591,000	(78,000)	(13.2)%
Total MacroPore Biosurgery	142,000	454,000	(312,000)	(68.7)%	870,000	2,066,000	(1,196,000)	(57.9)%
Total sales and marketing expenses	$366,000	$454,000	$(88,000)	(19.4)%	$1,094,000	$2,066,000	$(972,000)	(47.0)%

Regenerative Cell Technology:

•                     International sales and marketing expenditures for the three and nine months ended September 2005, relate primarily to salaries expense for employees involved in business development.  The main emphasis of these newly-formed functions is to seek strategic alliances and/or co-development partners for our regenerative cell technology, which we began to focus on in the third quarter of 2005.

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

•                  Domestic sales and marketing expenditures relate to expenses associated with managing our domestic bioresorbable Thin Film product distribution, which included independent sales representatives and our domestic Thin Film sales consultants and marketing staff.  The elimination of such expenses in 2005 as compared to 2004 was due to the transfer of our sales force and marketing staff to MAST upon the sale of the Thin Film product line to MAST in May 2004.

•                  International sales and marketing expenditures relate to costs associated with developing an international bioresorbable Thin Film distributor and supporting a bioresorbable Thin Film sales office in Japan.  The decreased spending in 2005 as compared to 2004 relates to a decrease in personnel resources currently dedicated to this marketing group.

The future.  We project that general corporate marketing as well as our international sales and marketing expenditures will remain reasonably stable for the balance of 2005.  We also expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand this business segment in support of our pursuit of strategic alliances and co-development partners.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  These costs are not broken out for segment management or reporting purposes.  They exclude related stock based compensation expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference

General and administrative expenses	$2,212,000	$1,502,000	$710,000	47.3%	$6,219,000	$4,303,000	$1,916,000	44.5%

•                     Salary and benefit expense increased by $232,000 and $579,000 in the three and nine months ended September 30, 2005, with respect to the same periods in 2004.  This increase was caused by the additional hiring of general and administrative employees.  Additional professional services costs of $307,000 and $753,000, which were largely comprised of increased legal expenses, as well as larger travel expenditures of $76,000 and $245,000, respectively, for the three and nine months ended September 30, 2005, also contributed to the increase in general and administrative expense.  The remaining increases of $95,000 and $339,000 for the same periods resulted from increased rent expense and various other miscellaneous expenses.

The future.  We expect general and administrative expenses to continue to increase as we incur costs for professional services related to Sarbanes-Oxley compliance and expand our business activities.

Stock based compensation expenses

Stock based compensation expenses include charges related to options issued to employees, directors and non-employees.  The stock based compensation expenditures connected to options granted to employees and directors (in their capacity as board members) is the difference between the exercise price of the stock based awards and the deemed market value of the underlying common stock on the date of the grant.  Unearned employee stock based compensation is amortized over the remaining vesting periods of the options, which generally vest over a four-year period from the date of grant.  The stock based compensation expenditures connected to options granted to non-employees initially is the fair value of the underlying common stock on the initial date of grant, but such amount is updated over the vesting period until the non-employee has met the performance commitment.  Stock based compensation expense related to common stock granted to non-employees is the fair value of the stock on the date of grant, even if such stock contains sales restrictions.  The following table summarizes the components of our stock based compensation expenses (excluding cost of revenues stock based compensation), for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference
Regenerative cell technology:
Research and development related	$4,000	$—	$4,000	—	$67,000	$—	$67,000	—

MacroPore Biosurgery:
Research and development related	112,000	—	112,000	—	112,000	32,000	80,000	250.0%
Sales and marketing related	113,000	—	113,000	—	113,000	22,000	91,000	413.6%
Total MacroPore Biosurgery	225,000	—	225,000	—	225,000	54,000	171,000	316.7%

General and administrative related	112,000	—	112,000	—	112,000	71,000	41,000	57.7%
Total stock based compensation expenses	$341,000	$—	$341,000	—	$404,000	$125,000	$279,000	223.2%

Regenerative cell technology:

•              In the second quarter of 2005, we granted 20,000 shares of restricted common stock to a non-employee scientific advisor.  Because the shares granted are not subject to additional future vesting or service requirements, the stock based compensation expense of $63,000 recorded in the second quarter of 2005 constitutes the entire expense related to this grant, and no future period charges will be required.  The stock is restricted only in that it cannot be sold for a specified period of time.  There are no vesting requirements.  This scientific advisor will also be receiving cash consideration as services are performed.

MacroPore Biosurgery:

•              In August 2005, our Chief Operating Officer (“COO”), ceased employment with us.  We agreed to pay the former COO a lump sum cash severance payment of $155,164 and extended the exercise period for two years on 253,743 vested stock options.  The intrinsic difference in value of the options due to the modification was $337,000.  We have recorded an expense in the third quarter of 2005 to reflect the lump sum cash severance payment and the value of the vested stock options.  The stock based compensation expense of $337,000 recorded in the third quarter of 2005 constitutes the entire expense related to these options, and no future period charges will be required.  This $337,000 was allocated in the table above in equal portions among three departmental categories, consistent with previous allocations of the former COO’s compensation expense.

•              All unearned stock based compensation was fully expensed by the end of 2004 (prior to 2004, all such stock based compensation was granted to personnel associated with our bioresorbable implants segment).

The future.  We may from time to time grant stock-based awards to consultants, in lieu of, or in addition to, cash compensation.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” (“FAS 123R”).  As amended by Securities and Exchange Commission Release No. 33-8586,”Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” FAS 123R is effective for annual periods beginning after June 15, 2005 (January 1, 2006 for us).  Upon adoption, FAS 123R will require us to measure all share-based payment transactions, including those with employees, at fair value.  Moreover, the fair value of share-based payment awards will be recognized as expense in the statements of operations over the requisite service period of each award. Employee stock options granted prior to the effective date of FAS 123R will, to the extent they vest after December 31, 2005, result in stock-based compensation expense charges beginning in 2006.  FAS 123R also changes the manner in which deferred taxes are recognized on share-based payment awards, as well as the accounting for award modifications.  Subsequent to the adoption of FAS 123R we plan to continue to grant options (which will result in an expense) to our employees and as appropriate, to non-employee service providers.

Change in fair value of option liability

The following is a table summarizing the change in fair value of option liability for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference

Change in fair value of option liability	$924,000	$—	$924,000	—	$984,000	$—	$984,000	—

We granted Olympus an option to acquire 2,200,000 shares of our common stock which expires December 31, 2006.  The exercise price of the option shares is $10 per share.  We have accounted for this grant as a liability because upon the exercise of the option, we will be required to deliver listed shares of our common stock to settle the option shares.  In accordance with EITF 00-19, the fair value of this option has been re-measured at the end of the third quarter, under the Black-Scholes option pricing model, with the movement in fair value reported in the statement of operations as a change in fair value of option liability.  At September 30, 2005, the contractual term, interest rate and volatility assumptions under the Black-Scholes option pricing model were 1.25 years, 4.10% and 64.21%, respectively.

The future.  Until exercise or expiration (on December 31, 2006), the fair value of the 2,200,000 share option will continue to be re-measured at the end of each reporting period, with movements in fair value reported in the statements of operations as changes in the fair value of option liability.  Note that if the market price of our common stock increases, the option will become more valuable, resulting in an additional charge in our statements of operations.

Restructuring charge

The following table summarizes the restructuring charges for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference

Restructuring charge	$—	$37,000	$(37,000)	—	$—	$107,000	$(107,000)	—

•              In September 2003, we closed an administrative office in Königstein, Germany in an effort to reduce costs and consolidate operations in the United States.  The office was rented under an operating lease.  A restructuring charge of $70,000 was recorded in the first half of 2004 related to our remaining lease obligation for the property.  During the third quarter of 2004, we negotiated a settlement of the remaining lease payment with the lessor.  As a result of the settlement, we recorded an additional provision of $37,000 in the third quarter of 2004.

The future.  The restructuring charge relating to the Germany office was finalized in 2004.

Other income

The following is a table summarizing the gain on sale of assets and gain on sale of assets, related party for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference

Gain on sale of assets	$5,526,000	—	$5,526,000	—	$5,526,000	—	$5,526,000	—
Gain on sale of assets, related party	—	8,883,000	(8,883,000)	—	—	13,883,000	(13,883,000)	—
Total	$5,526,000	$8,883,000	$(3,357,000)	(37.8)%	$5,526,000	$13,883,000	$(8,357,000)	(60.2)%

•              The $5,526,000 gain on sale of assets recorded in September 2005 was related to the sale of the majority of our Thin Film product line.  As part of the disposal arrangement, we agreed to complete certain performance obligations which prevented us from recognizing the gain on sale of assets when initially received.  In August 2005, following the settlement of arbitration proceedings related to the sale agreement with MAST, we were able to recognize the gain on sale of assets of $5,650,000 less $124,000 of related deferred costs, in the statement of operations.

•              The gain on sale of assets, related party related to milestone payments from Medtronic for the disposition of our CMF product line.  Specifically, as part of the disposal arrangement, we agreed to complete clinical research regarding Faster Resorbable Polymer, an area that directly relates to the CMF product line we transferred to Medtronic.  In January 2004 we received the $5,000,000 payment after fulfilling the research requirements set out in the CMF sale agreement.  We also were obliged to transfer certain “know-how”, including manufacturing processes, patents, and other intellectual property, to Medtronic.  This obligation was fulfilled and in the third quarter of 2004 we received $1,500,000 from Medtronic.  These milestones represented the last of all remaining performance obligations related to the 2002 sale of the CMF product line and accordingly, we recorded as gain on the sale of assets, related party, $7,383,000 representing the remaining balance as deferred gain on sale of assets, related party.

Financing items

The following table summarizes interest income, interest expense, and other income (expense) for the three and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,				For the nine months ended September 30,
	2005	2004	$ Difference	% Difference	2005	2004	$ Difference	% Difference

Interest income	$99,000	$68,000	$31,000	45.6%	$208,000	$180,000	$28,000	15.6%
Interest expense	(31,000)	(44,000)	13,000	(29.5)%	(107,000)	(131,000)	24,000	(18.3)%
Other income (expense)	(13,000)	1,000	(14,000)	(1400.0)%	(52,000)	(20,000)	(32,000)	(160.0)%
Total	$55,000	$25,000	$30,000	120.0%	$49,000	$29,000	$20,000	69.0%

•                    Interest income increased from 2004 to 2005 due to higher returns on investments, while interest expense decreased due to declining principal balances on our long-term borrowings.

•                    The changes in other income (expense) in 2005 as compared to 2004 resulted primarily from changes in foreign currency exchange rates.

Deferred other

In the second quarter of 2005, we entered into a definitive Common Stock Purchase Agreement with Olympus in which we received $11,000,000 in cash proceeds.  Under the Common Stock Purchase Agreement, we distributed 1,100,000 newly issued shares of common stock to Olympus, as well as an option to purchase 2,200,000 additional shares of common stock at a fixed price of $10.00 per share.

The $11,000,000 in total proceeds we received exceeded the sum of the fair value of the option granted as well as the market price of our stock at the time the Olympus share purchase was agreed upon.  The difference between the proceeds received and the sum of the fair values of our common stock and initial option liability has been recorded as deferred other.  Deferred other will be re-characterized in the future as events and circumstances dictate.

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

We expect commercialization to be achieved in the fourth quarter of 2005 or early 2006.

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

We notified Senko on September 28, 2004 regarding the completion of the initial regulatory application, received $1,250,000 in cash and recorded deferred development revenue of $1,250,000.  Of the amount deferred, we have recognized development revenues totaling $178,000 ($20,000 in 2005 and $158,000 in 2004).  These revenues represent the fair value of the completed milestone relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.

Option liability

We granted Olympus Corporation an option to acquire 2,200,000 shares of Cytori stock on or before December 31, 2006.  The exercise price of each option is $10 per share.  We accounted for this grant as a liability in accordance with EITF 00-19.  The 2,200,000 share option has been classified as a liability because we are required to deliver listed shares of our common stock to settle the option shares upon exercise.  Accordingly, the fair value of the 2,200,000 share option has been (and will continue to be) re-measured at the end of each reporting period, with movements in fair value reported in the statements of operations as changes in the fair value of option liability.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004	$ Difference	% Difference

Cash and cash equivalents	$2,275,000	$2,840,000	$(565,000)	(19.9)%
Short-term investments, available for sale	7,284,000	10,579,000	(3,295,000)	(31.1)%
Total cash and cash equivalents and short-term investments, available for sale	$9,559,000	$13,419,000	$(3,860,000)	(28.8)%

Current assets	$11,488,000	$15,645,000	$(4,157,000)	(26.6)%
Current liabilities	4,664,000	3,267,000	1,397,000	42.8%
Working capital	$6,824,000	$12,378,000	$(5,554,000)	(44.9)%

We believe that existing funds, cash generated by operations, and existing and accessible sources of financing are adequate to satisfy our working capital, capital expenditures, debt service and other financial commitments at least through September 30, 2006.  However, in order to provide greater financial flexibility and liquidity, and in view of the substantial cash needs of our regenerative cell business during its development stage, we will need to raise additional capital (see discussion below regarding the Olympus collaboration agreements, which were entered into in November 2005).

From inception to September 30, 2005, we have financed our operations primarily by:

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

•                    Closing a Stock Purchase Agreement with Olympus in May 2005.

We increased our cash position by $11,000,000 in May 2005 through a common stock purchase agreement we entered into with Olympus in April 2005.  This agreement covers the sale of 1.1 million shares of our common stock to Olympus at $10.00 per share.  Also as part of the agreement, we granted Olympus an option that expires December 31, 2006 to purchase an additional 2,200,000 shares of common stock at $10.00 per share.

Furthermore, we entered into a strategic development and manufacturing joint venture as well as other agreements with Olympus in November 2005.  Under the collaboration agreements, we will form a joint venture with Olympus, Olympus-Cytori, Inc., to develop and manufacture future generation devices based on our Celution™ System.  Pursuant to the terms of the agreements, we will receive upon closing $11 million in cash in the fourth quarter of 2005; this cash is incremental to the proceeds received under the Olympus equity investment described above.  We also will be entitled to receive an additional $11 million upon our receipt of a CE mark for the first generation Celution™ System, which is expected to occur in the first half of 2006.  We may possibly receive even more proceeds if Olympus decides to exercise its option to purchase 2,200,000 shares of our common stock at a fixed price of $10.00 per share.

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

Our capital requirements for the remainder of 2005 and beyond will depend on numerous factors, including the resources we devote to developing and supporting our products, Medtronic’s marketing efforts, market acceptance of our developed products, regulatory approvals and other factors.  We have positioned ourselves to expand our cash position through actively pursuing co-development and marketing agreements, research grants, and licensing agreements related to our technology platforms.  Moreover, we are committed to increasing revenues from our bioresorbable products.  The revenue generated from our bioresorbable products will depend in large part on the success of Medtronic’s (our sole distributor of spine and orthopedics implants) marketing efforts in the bioresorbable spine and orthopedics arena.

We expect to incur research and development expenses, well beyond our current level, in our regenerative cell platform for an extended period of time.  This will occur whether or not our spine and orthopedics biomaterials business reaches profitability.  We will continue to seek collaborations and new sources of financing, beyond those entered into with Olympus, in order to fund operations, satisfy financial obligations, and achieve our research and development objectives.

The following summarizes our contractual obligations and other commitments at September 30, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$1,347,000	$689,000	$658,000	$—	$—
Interest commitment on debt	128,000	87,000	41,000	—	—
Operating lease obligations	7,988,000	1,943,000	4,985,000	1,060,000	—
Leasehold improvement obligations	757,000	757,000	—	—	—
Research study obligations	408,000	408,000	—	—	—
Total	$10,628,000	$3,884,000	$5,684,000	$1,060,000	$—

Cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2005 and 2004, is summarized as follows:

	For the nine months ended September 30,
	2005	2004

Net cash used in operating activities	$(13,305,000)	$(9,388,000)
Net cash provided by investing activities	2,252,000	10,149,000
Net cash provided by (used in) financing activities	10,488,000	(595,000)

Operating activities

Net cash used in operating activities during the nine months ended September 30, 2005 resulted from our $12,174,000 net loss, adjusted for material non-cash activities, such as the gain on sale of assets, depreciation and amortization, valuation of the Olympus option liability, and non-cash stock based compensation expense, as well as for changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities.

Net cash used in operating activities in the nine months ended September 30, 2004 primarily resulted from our net loss, adjusted for material non-cash activities, such as the gain on sale of assets, related party, and other material non-cash activities and changes in working capital due to the timing of product shipments and payment of liabilities.

Operating losses for both periods as well as the increase in cash used in operating activities during 2005 versus 2004 resulted largely from expenses related to our research and development efforts for regenerative cell therapies.

Investing activities

Net cash provided by investing activities in the nine months ended September 30, 2005 and 2004 resulted primarily from the sale and maturity of our short-term investments, the proceeds from which were used to fund operating activities during 2005.

Net cash provided by investing activities in the nine months ended September 30, 2004 resulted in part from the receipt of the non-recurring payment of $6,500,000 for the completion of the CMF Faster Resorbable Polymer clinical research and the transfer of the know-how related to the 2002 sale of the CMF Product Line to Medtronic.  In addition, we received net proceeds of $6,934,000 from the sale of our Thin Film product line (except for the territory of Japan) to MAST.

Capital spending is essential to our product innovation initiatives and to maintain our operational capabilities.  In the nine months ended September 30, 2005 and 2004, we used cash to purchase $1,052,000 and $673,000 respectively, of property and equipment to support manufacturing of our bioresorbable implants and for the research and development of the regenerative cell technology platform.

Financing Activities

The net cash provided by financing activities in the nine months ended September 30, 2005 related mainly to the $11,000,000 sale of common stock to Olympus.  The composition of the $11,000,000 in proceeds includes: $3,003,000 for the sale of common stock, $186,000 for the issuance of options, and $7,811,000 for the issuance of common stock in excess of fair market value, which may be re-characterized in the future as events and circumstances dictate.

The net cash used in financing activities in the nine months ended September 30, 2004 related to:

•                      The repurchase of 290,252 shares of our common stock for $1,052,000; and

•                      The payment of $608,000 on our long term obligations.

Net cash used in financing activities in 2004 was offset by proceeds from an Amended Master Security Agreement we entered in September 2003 to provide financing for equipment purchases.  In the first nine months of 2004, in connection with this agreement, we issued promissory notes with principal amounts totaling approximately $1,039,000.

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

Our conclusions, in effect, cause us to recognize certain revenues from the Senko Distribution Agreement sooner than if we had alternatively concluded that none of the elements in the arrangement were separable.  Notably, we have recognized $178,000 in cumulative development revenues from the Senko Distribution Agreement, mostly related to achieving certain milestones related to the commercialization of Thin Film products in Japan.  Had our judgments regarding the separation of elements been different, we likely would have recognized as revenues an amount less than this.

Recognition

Besides determining whether to account separately for components of a multiple-element arrangement, we also use judgment in determining the appropriate accounting period in which to recognize revenues that we believe (a) have been earned and (b) are realizable.  The following describes some of the recognition issues we have considered during the reporting period.

•                    Upfront License Fees

•                  As part of the Senko Distribution Agreement, we received an upfront fee upon execution of the arrangement.  We concluded that such fee was not earned at that time and, instead, reported the cash as deferred license fee revenue.  We then had to consider over what period the upfront fee should be recognized as revenue, especially considering that the fee was refundable under certain conditions.  We ultimately concluded that the fee would be earned – and, thus recognized as revenues – beginning when regulatory approval was received to market Thin Film products in Japan.  We further concluded that revenues would be reported on a straight-line basis over a five year period.  We selected the straight-line method because we otherwise could not reliably estimate the manner in which Senko would benefit from the terms of the Distribution Agreement.  The license fees will be recognized over a five year period as this corresponds to the initial term of the Distribution Agreement.  However, because a pro-rata share of the license fee must be returned to Senko if we terminate the Distribution Agreement at any time within the initial three years post-commercialization, in no event will we recognize these revenues if this would cause the remaining deferred balance to fall below the amount we would potentially have to refund to Senko.  We note that the Distribution Agreement is renewable for an additional five year period upon mutual consent of Senko and MacroPore.  However, we believe that it is too soon to judge whether Senko will benefit from the upfront license fee payment for longer than the initial five year term; we will re-examine this assumption each reporting period and make any necessary adjustments on a prospective basis.

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

•                  Determining whether each of these criteria has been satisfied requires significant judgment.  For example, our Distribution Agreement with Senko calls for payments to us when certain defined milestones are achieved.  The first such milestone payment for $1,250,000 became payable to us when we filed a commercialization application with the Japanese regulatory authorities.  However, we determined that the payment received was not commensurate with the level of effort expended, particularly compared with other steps we believe are necessary to commercialize the Thin Film product line in Japan.  Accordingly, we did not recognize the $1,250,000 received as revenues, but instead have recorded all but $178,000 of this amount as deferred development revenue.  The $178,000 ($20,000 in 2005 and $158,000 in 2004) was recognized as development revenues based on our estimates of the level of effort expended as compared with the total level of effort we expect to incur under the arrangement to successfully achieve regulatory approval of the Thin Film product line in Japan.  These estimates were subject to judgment and there may be changes in estimates regarding the total level of effort as we continue to seek regulatory approval.  Indeed, there can be no assurance that commercialization in Japan will ever be achieved, although our latest understanding is that regulatory approval may be received in the fourth quarter of 2005 or in early 2006.

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

Presentation

We have presented amounts earned under our NIH research arrangement as research grant revenue.  We believe that the activities underlying the NIH agreement constitute a portion of our ongoing major or central operations.  Moreover, the government obtains rights under the arrangement, in the same manner (but perhaps not to the same extent) as a commercial customer that similarly contracts with us to perform research activities.  For instance, the government and any authorized third parties may use our federally funded research and/or inventions without payment of royalties to us.  We recognize that others may conclude that the receipt of amounts under the NIH royalty arrangement should be presented as a reduction of any qualifying expenses incurred – that is, reported in the income statement on a net basis.

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

In the past, our warranty provision was based primarily on actual history of warranty claims submitted by our customers.  Before the third quarter of 2003, we had de minimis warranty claims despite recognizing approximately $27 million in cumulative sales of medical devices.  Accordingly, we had no warranty reserves prior to the third quarter of 2003.

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

Goodwill Impairment Testing

In late 2002, we acquired StemSource, Inc. by merger and recognized over $4,600,000 in goodwill associated with the acquisition, of which $4,387,000 remains on our balance sheet as of September 30,2005.  As required by Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  Moreover, this testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.

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

When we last completed our goodwill impairment testing in 2004, the fair values of our two reporting units each exceeded their respective carrying values.  Accordingly, we determined that none of our reported goodwill was impaired.

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

We also initially deferred recognition of the gain related to our disposition of certain Thin Film assets, which occurred in May 2004.  Again, the Asset Purchase Agreement governing the Thin Film sale obligated us to perform certain actions for the benefit of the buyer – MAST – for a defined period of time, such as serving as a back-up supplier.  It has been concluded, due to the arbitration proceedings settled in August 2005, that we have completed our remaining performance obligations during the third quarter of 2005.  Accordingly, we have recognized the remaining deferred gain on sale of assets as gain on sale of assets.

We also recognized a portion of the deferred gain when we sold products to Medtronic and MAST under the respective back-up supply agreements.  Refer to the “Revenue Recognition” section of this Critical Accounting Policies and Significant Estimates discussion for further details.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” (“FAS 123R”).  As affected by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment”, FAS 123R is effective for us on January 1, 2006 and will have a material effect on our results of operations.  Upon adoption, FAS 123R will require us to measure all share-based payment transactions, including those with employees, at fair value (most notably, this includes employee stock option grants, even where the exercise price is equal to the grant date fair market value).  Moreover, the fair value of share-based payment awards will be recognized as expense in the statements of operations over the requisite service period of each award.  FAS 123R also changes the manner in which deferred taxes are recognized on share-based payment awards, as well as the accounting for award modifications.

Based on pro forma amounts for historical periods presented in Note 4 of our consolidated financial statements, our net loss will increase (or our net income will be reduced) each period as a result of adopting FAS 123R.

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

We are subject to the following significant risks, among others:

We have a limited operating history; our operating results can be volatile

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced fields such as the medical device and biotechnology field.  Due to our limited operating history, comparisons of our year-to-year operating results are not necessarily meaningful and the results for any periods should not necessarily be relied upon as an indication for future performance.  Since our limited operating history makes the prediction of future results difficult or impossible, our recent revenue results should not be taken as an indication of any future growth or of a sustainable level of revenue.  This was demonstrated by our revenue decline in the second, third, and fourth quarters of 2004 and the nine months ended September 30, 2005.

Moreover, our operating results can vary substantially from our previously published financial guidance (such as occurred in the second quarter of 2004), from analyst expectations and from previous periodic results for many reasons, including the timing of product introductions and distributor purchase orders.  Also, the 2002 sale of our CMF bone fixation implant and accessory product line, which had represented a large portion of our revenues, plus the 2004 sale of our (non-Japan) Thin Film surgical implants for separation of soft tissues, will distort quarterly and annual earning comparisons through 2004, 2005 and 2006.  Earnings surprises can have a disproportionate effect on the stock prices of emerging companies such as ours.  Also, our stock price is likely to be disproportionately affected by changes which generally affect the economy, the stock market or the medical device and biotechnology industries.

We had tried to influence our investors’ expectations as to our 2004 operating results by periodically announcing financial guidance.  However, due to our disappointing revenues in the second quarter of 2004 and our conclusion that we did not have sufficient visibility on the timing and size of end customer demand for the HYDROSORB™ bioresorbable implants which we distribute through Medtronic, we withdrew our previously issued guidance on July 19, 2004.  We have advised the markets that revenues for these products, including the new MYSTIQUE™ line, in 2005 are expected to be in the range of $6,000,000 to $9,000,000.  We now think the 2005 revenues will be toward the lower end of that range.

We have never been profitable on an operational basis

We have incurred net operating losses in each year since we started doing business.  These losses have resulted primarily from expenses associated with our research and development activities and general and administrative expenses.  We anticipate that our recurring operating expenses will increase for the next several years, due to the continued need to develop new products and fund additional preclinical research and possibly clinical trials.  We expect to continue to incur operational losses in our spine and orthopedics business at least through the end of 2005, and the amount of future net losses and time necessary to reach operational profitability are somewhat uncertain.  Development-stage losses related to our development of regenerative cell technology are expected to keep us in a loss position on a consolidated basis for several years.

We are adopting a high-risk strategy

We intend to use cash from any profits of the HYDROSORB™ products and the Japan Thin Film products, the proceeds of the sale of the (non-Japan) Thin Film product line, and cash raised from future financings or any other source to finance the regenerative cell technology and its development-stage cash needs.  This is a high-risk strategy because there can be no assurance that our regenerative cell technology will ever be developed into commercially viable products (commercial risk), that we will be able to preclude other companies from depriving us of market share and profit margins by selling products based on our inventions and developments (legal risk), that we will be able to successfully manage a company in a different business than we have operated in the past (operational risk), that we will be able to successfully deliver regenerative cells where needed in the body (scientific risk), or that our cash resources will be adequate to develop the regenerative cell technology until it becomes profitable (if ever) while still serving the cash needs of our biomaterials medical device product lines (financial risk).  Instead of using the cash to reinvest in our biomaterials business, we are using it in one of the riskiest industries in the economy (strategic risk).  This has fundamentally changed our risk/reward profile from what it had been as recently as two years ago and may make our stock an unsuitable investment for some investors.

The financial risk in this strategy is significant, particularly if our bioresorbable products are not independently cash-flow-positive.  Although we eliminated the negative cash flow of the early commercialization stage of the (non-Japan) Thin Film business by selling that business to MAST in May 2004, even our core spine and orthopedics implants business fell back into a negative cash flow position in the second quarter of 2004 due to the sharp reduction in orders from and sales to Medtronic.  This was followed by an even sharper reduction in third and fourth quarter 2004 spine and orthopedics implant product orders from our sales to Medtronic, which has continued (except for stocking orders for the new MYSTIQUE™ line) in 2005. With the CMF and (non-Japan) Thin Film product lines sold and the Japanese Thin Film products not yet approved for commercialization, our only remaining bioresorbable implants business from which to derive product revenues in the short term is our spine and orthopedic implants product line.

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

We must keep our joint venture with Olympus operating smoothly

Our regenerative cell business cannot succeed unless our joint venture collaboration with Olympus goes well.  We have given Olympus-Cytori, Inc. an exclusive license to our regenerative cell therapeutic device technology for use in future generation devices.  If Olympus-Cytori, Inc. does not successfully develop and manufacture future generation devices for sale to us, we will be stymied.  In addition, any future disruption in or breakup of our relationship with Olympus would be extremely costly to our reputation, in addition to causing many serious practical problems.

We and Olympus must overcome, as we work together, major differences in interest and approach.  Olympus is a large, long-established Japanese company whose primary profit opportunity here is in device manufacturing; we are an emerging American company whose primary profit opportunity here is in device marketing.  In addition, our relationship is formally measured by a set of complex contracts, which have not yet been tested in practice.  And, many aspects of the relationship will be essentially non-contractual, and must be worked our between the parties and the responsible individuals over time.  The joint venture is intended to have a long life, and it is difficult to maintain cooperative relationships over a long period of time in the face of various kinds of change, especially when the parties are separated by a great distance and (to some degree) language difficulties and cultural differences.

Olympus-Cytori, Inc. is 50% owned by us and 50% owned by Olympus.  By contract, each side must consent before any of a wide variety of important business actions can occur.  This situation possesses a risk of potential timely and difficult negotiations which could at some point delay the joint venture from pursuing its business strategies.

Olympus is entitled to designate the joint venture’s chief executive officer and a majority of its board of directors, which means that day-to-day decisions which are not subject to a contractual veto will essentially be controlled by Olympus.  In addition, Olympus-Cytori, Inc. is likely to need more money than its initial capitalization in order to finalize development of and finance the manufacturing of the future generation devices.  If we are unable to provide future financing for Olympus-Cytori, Inc. relative equity interest in Olympus Cytori, Inc. may decrease.

Furthermore, under a License/Joint Development Agreement between Olympus-Cytori, Inc. and Olympus, Olympus will have a primary role in the development of Olympus-Cytori, Inc.’s future generation devices.  Although Olympus has extensive experience in developing medical devices, this arrangement results in a reduction of our control over the development.

The joint venture will also result in a reduction or loss of our control over the manufacturing of the future generation devices, if and when they are developed.

Finally, one of our primary purposes in entering the joint venture was to obtain cash to finance our ongoing internal research and development. We agreed to defer receipt of $11 million of the earmarked cash until we receive the CE Mark for our first-generation Celution device.  If for any reason we are unable to obtain the CE Mark, our receipt of that $11 million will be delayed indefinitely and our research and development financing plans will be disrupted.

We rely on Medtronic to distribute a majority of our current products

We have limited control over sales, marketing and distribution of our biomaterials products. Our strategy for sales and marketing of our bioresorbable products included entering into an agreement with Medtronic, a company with a large distribution network, to market many of our current and certain future products incorporating our technology.  We have derived the majority of our revenues from the sale of hard-tissue-fixation bioresorbable implant products to our distribution partner, Medtronic.

We remain significantly dependent on Medtronic to generate sales revenues for all of our spine and orthopedics bioresorbable products.  The amount and timing of resources which may be devoted to the performance of Medtronic’s contractual responsibilities are not within our control.  There can be no guarantee that Medtronic will perform its obligations as expected or pay us any additional option or license fees.  There is also no guarantee that it will market any new products under the distribution agreements or that we will derive any significant revenue from such arrangements.  Medtronic’s sale of our products to end customers in 2004 and 2005, and its rate of product orders placed with us in the same period, disappointed our expectations with the exception of stocking orders for the new MYSTIQUE™ line.  2004 and 2005 results were exceptionally weak, and we are significantly disappointed with the marketing efforts of Medtronic for our non-MYSTIQUE™ products at this time.  Indeed, we recorded an inventory provision for slow-moving non-MYSTIQUE™ inventory in the second and third quarters of 2005.

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

There can be no assurance that our interests will continue to coincide with those of Medtronic or that disagreement over rights or technology or other proprietary interests will not occur. The loss of the marketing services provided by Medtronic (or the failure of Medtronic to satisfactorily perform these marketing services), or the loss of revenues generated by Medtronic, could have a substantial negative effect on the results of our operations and financial condition.

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

These competitors may also have greater experience in developing bioresorbable products, conducting clinical trials, obtaining regulatory clearances or approvals, and manufacturing and marketing such products.  It is possible that certain of these competitors may obtain patent protection, approval or clearance by the U.S. Food and Drug Administration “FDA” or product commercialization earlier than we, any of which could have a substantial negative effect on our business.  Finally, Medtronic and our other partners may pursue parallel development of other technologies or products, which may result in a partner developing additional products that will compete with our products.

We also compete with manufacturers of traditional non-bioresorbable implants, such as titanium implants.  Doctors have historically been slow to adopt new technologies such as ours, whatever the merits, when older technologies continue to be supported by established providers.  Overcoming such inertia often requires other very significant marketing expenditures or definitive product superiority.  Such inertia may be one reason why demand for the HYDROSORB™ implants we sell through Medtronic was lower in 2004 and 2005 than we had expected.

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

We will need to raise more cash in the future

As of September 30, 2005, we had $9,559,000 of cash, cash equivalents and short-term investments; we have always had negative cash flow from operations.  Our regenerative cell business will continue to result in a substantial requirement for research and development expenses for several years, during which it could bring in no significant revenues.  There can be no guarantee that adequate funds for our operations from any additional debt or equity financing, our operating revenues, arrangements with distribution partners or from other sources will be available when needed or on terms attractive to us.  The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research or product development programs, manufacturing operations, clinical studies or regulatory activities as well as our ability to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, thus having a substantial negative effect on the results of our operations and financial condition.

We have limited manufacturing experience

We have a limited manufacturing history and limited experience in manufacturing some of our biomaterials products.  In part, our future biomaterials success is significantly dependent on our ability to manufacture products in commercial quantities, in compliance with regulatory requirements and in a cost-effective manner.  Production of some of our products in commercial-scale quantities may involve unforeseen technical challenges and may require significant scale-up expenses for additions to facilities and personnel.  There can be no guarantee that we will be able to achieve large-scale manufacturing capabilities for some of our biomaterials products or that we will be able to manufacture these products in a cost-effective manner or in quantities necessary to allow us to achieve profitability.  Our 2002 sale of CMF production assets to Medtronic and our 2004 sale of the (non-Japan) Thin Film product line deprived us of some economies of scale in manufacturing. Current demand for spine and orthopedics products from Medtronic is so low that economies of scale are in some instances lacking in regard to that product line as well.

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

We have no experience in manufacturing the Celution™ system or any other regenerative-cell products.

We have to maintain quality assurance certification and manufacturing approvals

The manufacture of our bioresorbable products is, and the manufacture of the Celution™ system for regenerative cells would be, subject to periodic inspection by regulatory authorities and distribution partners.  The manufacture of those used for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation “QSR” requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities.  There can be no guarantee that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with QSRs or other requirements and request, or seek, remedial action.

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

We cannot guarantee a liquid trading market for our stock

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

Interest Rate Exposure

Our exposure to market risk due to fluctuations in interest rates relates primarily to short-term investments.  These short-term investments, reported at an aggregate fair market value of $7,284,000 as of September 30, 2005, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations.  These securities are subject to market rate risk inasmuch as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at September 30, 2005, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer.  While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.  Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe and Japan.  Although we transacted business in various foreign countries before the May 2004 sale of our non-Japan Thin Film business to MAST, settlements were usually based on the U.S. dollar.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the third quarter ended September 30, 2005, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Under our Japanese Thin Film agreement with Senko, we would receive payments in the nature of royalties based on Senko’s net sales, which would be Yen denominated.  We expect such sales or royalties to begin in the fourth quarter of 2005 or early 2006.

Foreign currency exchange rates can be obtained from the website at www.oanda.com.

Item 4. Controls and Procedures

Christopher J. Calhoun, our Chief Executive Officer, and Mark E. Saad, our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of September 30, 2005, our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of its business.  As of September 30, 2005, we were not a party to any material legal proceeding.

On August 9, 2005, we reached settlement of the arbitration proceedings against MAST. The parties entered into a Settlement Agreement and gave mutual releases of all claims, excepting those related to the territory of Japan, and agreed to contractual compromises, the most significant of which is our waiving of the obligation for MAST to either pay the final cash purchase installment of two million dollars or to deliver 19% of its shares.  Moreover, MAST agreed to supply all required product for any necessary clinical study for the territory of Japan – at no cost to us - and cooperate in the planning of such study.  Neither party paid any cash to the other in the settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2005, we issued an aggregate of 22,223 shares of our common stock to Marshall G. Cox, our Chairman of the Board of Directors, upon exercise of three outstanding warrants, in exchange for Mr. Cox’s payment to us of $50,001.75 in cash (or $2.25 per share, the warrant exercise price). The shares issued in this transaction were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, as such sales did not involve a public offering; no broker or underwriter commissions were paid.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Material Agreements

On July 27, 2005, we entered into a Separation Agreement and General Release with John K. Fraser (attached hereto as Exhibit 10.25), who had been our Vice President of Research and Technology – Regenerative Cell Technology.  In the agreement, the parties terminated their employment relationship and Dr. Fraser provided the Company with a general release of all claims.  We agreed to pay COBRA premiums for Dr. Fraser and his family for continued coverage under the Company’s group health plan for a period of six months.  We also agreed to accelerate and vest 21,349 of Dr. Fraser’s unvested stock options, and extend the exercise term for such accelerated options, as well as 80,855 of Dr. Fraser’s previously vested shares (for a total of 102,204 stock options), through July 27, 2007.

On August 9, 2005, we entered into a Settlement Agreement with MAST Biosurgery AG and MAST Biosurgery, Inc. (attached hereto as Exhibit 10.26).  The parties settled their pending arbitration proceedings and gave mutual releases of all claims, excepting those related to the territory of Japan, and agreed to contractual compromises, the most significant of which is our waiving of the obligation for MAST to either pay the final cash purchase installment of two million dollars or to deliver 19% of its shares.  Moreover, MAST agreed to supply all required product for any necessary clinical study for the territory of Japan and cooperate in the planning of such study.  Neither party paid any cash to the other in the settlement.

Property

Our main facility for manufacturing is located at 6740 Top Gun Street, San Diego, California.  We currently lease approximately 27,000 square feet of space at this location of which approximately 6,000 square feet is laboratory space, 12,000 square feet is office space and 9,000 square feet is manufacturing space.  Our lease has a five-year term, expiring in 2008.  We also lease:

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

On May 24, 2005, we entered into a new lease for 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  We intend to continue to move the majority of our operations to this new facility over the next year.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  In addition, we are committed to providing a minimum of $837,000 in improvements to the facility.

Staff

As of September 30, 2005, we had 127 full-time employees, comprised of 16 employees in manufacturing, 81 employees in research and development, 6 employees in sales and marketing and 24 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our administrative organizations.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  A breakout by segment is as follows:

	Regenerative Cell Technology	MacroPore Biosurgery	Corporate	Total

Manufacturing	—	16	—	16
Research & Development	74	7	—	81
Sales and Marketing	4	2	—	6
General & Administrative	—	—	24	24
Total	78	25	24	127

Item 6.  Exhibits

3.1.1	Certificate of Ownership and Merger (effecting name change to Cytori Therapeutics, Inc.)

10.25	Separation Agreement and General Release dated July 15, 2005, between John K. Fraser and Cytori

10.26	Settlement Agreement dated August 9, 2005, between MAST Biosurgery AG, MAST Biosurgery, Inc. and Cytori

10.27	Severance Agreement and General Release dated August 10, 2005, between Sharon V. Schulzki and Cytori

10.28	Consulting Agreement dated July 15, 2005, between John K. Fraser and Cytori

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on November 14, 2005.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 14, 2005		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 14, 2005		Mark E. Saad
Chief Financial Officer

CYTORI THERAPEUTICS, INC.

EXHIBIT INDEX

3.1.1	Certificate of Ownership and Merger (effecting name change to Cytori Therapeutics, Inc.)

10.25	Separation Agreement and General Release dated July 15, 2005, between John K. Fraser and Cytori

10.26	Settlement Agreement dated August 9, 2005, between MAST Biosurgery AG, MAST Biosurgery, Inc. and Cytori

10.27	Severance Agreement and General Release dated August 10, 2005, between Sharon V. Schulzki and Cytori

10.28	Consulting Agreement dated July 15, 2005, between John K. Fraser and Cytori

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002