Form 10-Q
period 2006-03-31
CYTORI THERAPEUTICS, INC.
filed 2006-05-15
CIK 1095981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large Accelerated Filer   ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

As of April 30, 2006, there were 15,567,038 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cytori Therapeutics, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Cytori Therapeutics, Inc. and subsidiaries (the Company) as of March 31, 2006, the related consolidated condensed statements of operations and comprehensive loss and cash flows for the three-month periods ended March 31, 2006 and 2005.  These consolidated condensed financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2006, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 1 of the Company’s audited financial statements as of December 31, 2005 and for the year then ended discloses that the Company derives a substantial portion of its revenues from a related party.  Our auditors’ report on those financial statements dated March 24, 2006, includes an explanatory paragraph referring to the matter in note 1 of those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
May 12, 2006

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	As of March 31, 2006	As of December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$6,986,000	$8,007,000
Short-term investments, available-for-sale	10,253,000	7,838,000
Accounts receivable, net of allowance for doubtful accounts of $9,000 in 2006 and 2005	468,000	816,000
Inventories, net	223,000	258,000
Receivable, related party	1,515,000	—
Other current assets	812,000	621,000

Total current assets	20,257,000	17,540,000

Property and equipment, net	5,910,000	4,260,000
Investment in joint venture	101,000	—
Other assets	474,000	458,000
Intangibles, net	1,466,000	1,521,000
Goodwill	4,387,000	4,387,000

Total assets	$32,595,000	$28,166,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,523,000	$6,129,000
Current portion of long-term obligations	960,000	952,000

Total current liabilities	6,483,000	7,081,000

Deferred revenues, related party	29,128,000	17,311,000
Option liabilities	4,856,000	5,331,000
Deferred revenues	2,399,000	2,541,000
Long-term deferred rent	781,000	573,000
Long-term obligations, less current portion	1,337,000	1,558,000

Total liabilities	44,984,000	34,395,000

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2006 and 2005	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 18,436,872 and 18,194,283 shares issued and 15,564,038 and 15,321,449 shares outstanding in 2006 and 2005, respectively	18,000	18,000
Additional paid-in capital	83,547,000	82,196,000
Accumulated deficit	(85,469,000)	(78,013,000)
Treasury stock, at cost	(10,414,000)	(10,414,000)
Accumulated other comprehensive loss	(30,000)	(16,000)
Amount due from exercises of stock options	(41,000)	—

Total stockholders’ deficit	(12,389,000)	(6,229,000)

Total liabilities and stockholders’ deficit	$32,595,000	$28,166,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005

Product revenues, related party	$502,000	$1,755,000

Cost of product revenues	454,000	745,000

Gross profit	48,000	1,010,000

Development revenues:
Development	825,000	9,000
Research grant and other	5,000	25,000
	830,000	34,000
Operating expenses:
Research and development	5,176,000	3,116,000
Sales and marketing	501,000	391,000
General and administrative	3,216,000	2,066,000
Change in fair value of option liabilities	(475,000)	—

Total operating expenses	8,418,000	5,573,000

Operating loss	(7,540,000)	(4,529,000)

Other income (expense):
Interest income	197,000	55,000
Interest expense	(58,000)	(40,000)
Other expense, net	(6,000)	(13,000)
Equity loss from investment in joint venture	(49,000)	—

Total other income	84,000	2,000

Net loss	(7,456,000)	(4,527,000)

Other comprehensive loss – unrealized holding loss	(14,000)	—

Comprehensive loss	(7,470,000)	(4,527,000)

Basic and diluted net loss per common share	$(0.48)	$(0.32)

Basic and diluted weighted average common shares	15,427,971	13,954,347

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(7,456,000)	$(4,527,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	508,000	426,000
Increase in allowance for doubtful accounts	—	9,000
Change in fair value of option liabilities	(475,000)	—
Stock based compensation expense	804,000	—
Equity loss from investment in joint venture	49,000	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	348,000	(806,000)
Inventories	35,000	(154,000)
Other current assets	(206,000)	250,000
Other assets	(16,000)	(64,000)
Accounts payable and accrued expenses	(1,110,000)	50,000
Deferred revenues, related party	10,317,000	—
Deferred revenues	(142,000)	(9,000)
Long-term deferred rent	208,000	—

Net cash provided by (used in) operating activities	2,864,000	(4,825,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	22,218,000	7,564,000
Purchases of short-term investments	(24,647,000)	(4,286,000)
Purchases of property and equipment	(1,599,000)	(196,000)
Investment in joint venture	(150,000)	—

Net cash (used in) provided by investing activities	(4,178,000)	3,082,000

Cash flows from financing activities:
Principal payments on long-term obligations	(213,000)	(234,000)
Proceeds from exercise of employee stock options	506,000	1,000

Net cash provided by (used in) financing activities	293,000	(233,000)

Net decrease in cash and cash equivalents	(1,021,000)	(1,976,000)

Cash and cash equivalents at beginning of period	8,007,000	2,840,000

Cash and cash equivalents at end of period	$6,986,000	$864,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$54,000	$42,000
Taxes	1,000	7,000

Supplemental schedule of non-cash investing and financing activities:
Receivable, related party included in deferred revenues, related party	$1,500,000	$—
Additions to leasehold improvements included in accounts payable and accrued expenses	504,000	800,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

1.     Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries, have been included.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to our consolidated financial statements for the year ended December 31, 2005 and footnotes thereto which were included in our Annual Report on Form 10-K, dated March 30, 2006.

Certain prior period amounts have been reclassified to conform to current period presentation.  Effective January 1, 2006 we have presented the expense related to our stock-based compensation programs in the same lines as we classify cash compensation paid to the recipient employees.  See note 4 below for further details.

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

Our most significant estimates and critical accounting policies involve revenue recognition, evaluating goodwill for impairment, accounting for product line dispositions, assessing how to report our investment in Olympus-Cytori, Inc., and determining the fair value of stock options and other equity-based compensation

3.     Segment Information

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

Our regenerative cell technology segment is focused on the discovery and development of cell-based therapies for cardiovascular disease, spine and orthopedic conditions, gastrointestinal disorders and new approaches for aesthetic and reconstructive surgery using regenerative cells from adipose tissue, also known as fat tissue.  Our MacroPore Biosurgery unit manufactures and distributes the HYDROSORB™ family of FDA-cleared bioresorbable spine and orthopedic implants; it also develops Thin Film bioresorbable implants for sale in Japan through Senko Medical Trading Company (“Senko”), which has exclusive distribution rights to these products in Japan.

We measure the success of each operating segment based on operating results and, additionally, in the case of the regenerative cell technology segment, the achievement of key research objectives.  In arriving at our operating results for each segment, we use the same accounting policies as those used for our consolidated company and as described throughout this note.   However, segment operating results exclude allocations of company-wide general and administrative costs and changes in fair value of our option liabilities.

Prior year results presented below have been developed on the same basis as the current year figures.  For all periods presented, we did not have any intersegment transactions.

The following tables provide information regarding the performance and assets of our operating segments:

	For the three months ended March 31,
	2006	2005
Revenues:
Regenerative cell technology	$688,000	$25,000
MacroPore Biosurgery	644,000	1,764,000
Total Revenues	$1,332,000	$1,789,000

Segment losses:
Regenerative cell technology	$(4,469,000)	$(2,392,000)
MacroPore Biosurgery	(330,000)	(70,000)
General and administrative expenses	(3,216,000)	(2,067,000)
Change in fair value of option liabilities	475,000	—
Total operating loss	$(7,540,000)	$(4,529,000)

	March 31,	December 31
	2006	2005
Assets:
Regenerative cell technology	$12,604,000	$9,152,000
MacroPore Biosurgery	1,944,000	2,206,000
Corporate assets	18,047,000	16,808,000
Total assets	$32,595,000	$28,166,000

4.     Stock Based Compensation

Accounting Policy

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R requires us to measure all share-based payment awards granted after January 1, 2006, including those with employees, at fair value. Under SFAS 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

Beginning January 1, 2006, we have recognized compensation expense under SFAS 123R for the unvested portions of outstanding share-based awards previously granted under the Company’s (a) 2004 Equity Incentive Plan and (b) 1997 Stock Option and Stock Purchase Plan, over the periods these awards continue to vest.  This compensation expense is recognized based on the fair values and attribution methods that were previously disclosed in our prior period financial statements.

Prior to January 1, 2006, we applied the intrinsic value-based method of accounting for share-based payment transactions with our employees, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25”. Under the intrinsic value method, compensation expense was recognized only if the current market price of the underlying stock exceeded the exercise price of the share-based payment award as of the measurement date (typically the date of grant). Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123 and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, we disclosed on a pro forma basis the net income and earnings per share that would have resulted had we adopted SFAS 123 for measurement purposes.

The fair values of the stock-options granted during the three months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected term	6 years
Risk free interest rate	3.97%
Volatility	81.4%
Dividends	—
Resulting weighted average grant date fair value	$2.28

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS No. 123, we would have recorded the following net loss and net loss per share amounts for the three months ended March 31, 2005:

Net loss:
As reported	$(4,527,000)
Add: Employee stock based compensation expense included in reported net loss, net of related tax effects	—
Deduct: Total employee stock based compensation expense determined under the fair value method for all awards, net of related tax effects	(728,000)

Pro forma	$(5,255,000)

Basic and diluted loss per common share:
As reported	$(0.32)
Pro forma	$(0.38)

Stock-Based Compensation Arrangements

During 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock through non-qualified stock options, stock appreciation rights, restricted stock units, or restricted stock and cash awards. The 2004 Plan initially provides for issuance of 3,000,000 shares of our common stock, which number may be cumulatively increased (subject to Board discretion) on an annual basis beginning January 1, 2005, which annual increase shall not exceed 2% of our then outstanding stock.

During 1997, we adopted the 1997 Stock Option and Stock Purchase Plan (the “1997 Plan”), which provides for the direct award or sale of shares and for the grant of incentive stock options (“ISOs”) and non-statutory options to employees, directors or consultants. The 1997 Plan, as amended, provides for the issuance of up to 7,000,000 shares of our common stock. The exercise price of ISOs cannot be less than the fair market value of the underlying shares on the date of grant. ISOs can be granted only to employees. Option vesting is determined by the Board of Directors and is generally over a four-year period. Options expire no later than ten years from date of grant.

Generally, awards issued under the 2004 Plan or the 1997 Plan have a contractual term of 10 years.  Most awards contain one of the following two vesting provisions:

•      25% of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or

•      1/48 of the award will vest at the end of each month over a four-year period.

In all instances, we determined that the requisite service period associated with awards granted under either the 2004 Plan or the 1997 Plan is four years.

A summary of activity for the options under the 1997 and 2004 plans for the three months ended March 31, 2006 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2006	5,784,741	$4.12
Granted	514,600	7.09
Exercised	(240,089)	2.28
Expired	(1,000)	4.96
Cancelled/forfeited	(9,251)	5.74
Balance as of March 31, 2006	6,049,001	$4.44

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of March 31, 2006	6,049,001	$4.44	6.52	$28,349,261
Vested and unvested expected to vest at March 31, 2006	5,919,731	$4.32	6.47	$28,362,631
Vested and exercisable at March 31, 2006	3,991,244	$4.13	5.26	$20,043,862

In the first quarter of 2005, we granted 760,000 stock options.  The total intrinsic value of stock options exercised was $1,314,717 and $17,175 for the three months ended March 31, 2006 and 2005, respectively.

The fair value of each outstanding option award for the three months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following assumptions:

Expected term	6 years
Risk-free interest rate	4.33-4.73%
Volatility	78.9%
Dividend rate	—
Resulting weighted average grant date fair value	$5.01

The expected term assumption was estimated using the “simplified method”, as described in Staff Accounting Bulletin No. 107, Share-Based Payment.  This method estimates the expected term of an option based on the average of the vesting period and the contractual term of an option award.

The expected volatility assumption was based on the historical volatility of our common stock since the first day we became publicly traded (August 2000).

The weighted average risk-free interest rate represents interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal the expected term of an employee option, we use the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

Dividend yield has been assumed to be zero as (a) we have never declared or paid any dividends and (b) do not currently anticipate paying any cash dividends on our outstanding shares of common stock in the foreseeable future.

The following summarizes the total employee compensation cost recognized in the accompanying financial statements:

	For the three months ended March 31,
	2006	2005

Total compensation cost for share-based payment arrangements recognized in income (net of tax of $0)	$786,000	$—
Total compensation cost capitalized as part of the cost of an asset	$—	$—

As of March 31, 2006, the total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $4,978,000. These costs are expected to be recognized over a weighted average period of 2 years.

In calculating the fair value of option awards granted after January 1, 2006, we, for the most part, used the same methodologies and assumptions employed prior to our adoption of SFAS 123R.  For instance, our estimate of expected volatility is based exclusively on our historical volatility, since we have granted options that vest purely based on the passage of time and otherwise meet the criteria to exclusively rely on historical volatility, as set out in Staff Accounting Bulletin No. 107, “Share-based Payment”.  We did, however, change our policy of attributing the cost of share-based payment awards granted after January 1, 2006 from the “graded vesting approach” to the “straight-line” method. We believe that this change more accurately reflects the manner in which our employees vest in an option award.

Cash received from stock option exercises for the three months ended March 31, 2006 was $506,000. No income tax benefits have been recorded related to these stock option exercises.  SFAS 123R prohibits recognition of tax benefits for exercised stock options until such benefits are realized.  As we presently have tax loss carryforwards from prior periods and expect to incur tax losses in 2006, we would not be able to benefit from the deduction for exercised stock options in the current reporting period.

To settle stock option awards that have been exercised, we will issue new shares of our common stock.  At March 31, 2006, we have an aggregate of 79,436,000 shares authorized and available to satisfy option exercises under our plans.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $0.

Non-Employee Stock Based Compensation

In the first quarter of 2006, we granted 2,500 shares of restricted common stock to a non-employee scientific advisor. Because the shares granted are not subject to additional future vesting or service requirements, the stock based compensation expense of approximately $18,000 recorded in the first quarter of 2006 constitutes the entire grant-date fair value of this award, and no future period charges will be recorded. The stock is restricted only in that it cannot be sold for a specified period of time. There are no vesting requirements. This scientific advisor will also be receiving cash consideration as services are performed. The fair value of the stock granted was $7.04 per share based on the market price of our common stock on the date of grant.  There were no discounts applied for the effects of the restriction, since the value of the restriction is considered to be de minimis.  The entire charge of $18,000 was reported as a component of research and development expenses.

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

At March 31, 2006, the excess of carrying cost over the fair value of our short-term investments is immaterial.

6.     Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out (FIFO) method, or market.  We periodically evaluate our on-hand stock and make appropriate provisions for any stock deemed as excess or obsolete.

We expense excess manufacturing costs- that is, costs resulting from lower than “normal” production levels.  The provisions of SFAS No. 151, “Inventory Costs- an Amendment of ARB No. 43, Chapter 4,” were adopted during the first quarter of 2006 and have not had a significant effect on our financial statements.

No inventory provisions were recorded during the first quarter of 2006 or 2005.

7.     Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we assess certain of our long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three months ended March 31, 2006 and 2005, we had no impairment losses associated with our long-lived assets.

8.     Revenue Recognition

Product Sales

We sell our (non-Thin-Film) MacroPore Biosurgery products to Medtronic, Inc. (“Medtronic”) under a Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002, as well as a Development and Supply Agreement dated January 5, 2000 and amended December 22, 2000 and September 30, 2002.  These revenues are classified as sales to related party in our statements of operations.

We recognize revenue on product sales to Medtronic only after both (a) the receipt of a purchase order from Medtronic and (b) shipment of ordered products to Medtronic, as title and risk of loss pass upon shipment.

On occasion, we will offer Medtronic extended payment terms.  We do not recognize revenues under these arrangements until the payment becomes due or is received, if that occurs earlier.  Moreover, we warrant that our products are free from manufacturing defects at the time of shipment.  We have recorded a reserve for the estimated costs we may incur under our warranty program (see note 9).

In May 2004, we sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST Biosurgery AG, a Swiss corporation (“MAST”) and a subsidiary of MAST.  The net proceeds received initially were recorded as deferred gain on sale of assets (see note 17).

As part of the sale agreement, we agreed to act as a back-up supplier until MAST could integrate the acquired assets into their own manufacturing operations.  Specifically, the back-up supply agreement required us to sell products ordered by MAST at our manufacturing cost.  Accordingly, we recognized a portion of the deferred gain as revenues upon the sale of products to MAST under the back-up supply arrangements.  The amount of the deferred gain recognized as revenues was equal to the excess of (a) the fair value of products sold, based on historical selling prices of similar products, over (b) our manufacturing cost.

License/Distribution Fees

If separable under Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), we recognize any upfront payments received from license/distribution agreements as revenues ratably over the period in which the customer benefits from the license/distribution agreement.

To date, we have not received any upfront license payments that are separable under EITF 00-21.  Accordingly, such license revenues have been combined with other elements, such as research and development activities, for purposes of revenue recognition.  For instance, we account for the license fees and milestone payments under the Distribution Agreement with Senko as a single unit of accounting.  Similarly, we have attributed the upfront fees received under the arrangements with Olympus Corporation (“Olympus”) (see note 16) to a combined unit of accounting comprising a license we granted to Olympus-Cytori, Inc. (the “Joint Venture”) as well as development services we agreed to perform for this entity.

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus Corporation and Senko, and governmental agencies like the National Institutes of Health (“NIH”).  Revenue earned under development agreements is classified as either research grant or development revenues in our statements of operations, depending on the nature of the arrangement.  The costs associated with earning these revenues are typically recorded as research and development expense.

We received a total of $22,000,000 from Olympus and Olympus-Cytori, Inc. during 2005 in two separate but related transactions (see note 16).  Approximately $4,689,000 of this amount related to common stock that we issued, as well as two options we granted, to Olympus (see note 16 for further details).  Moreover, in 2006, we received $11,000,000 from the Joint Venture upon achieving the CE Mark on the Celution™ System.  Considering the $4,689,000 initially allocated to the two options, we recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution™ System and certain related intellectual property, and (b) perform future development services related to commercializing the Celution™ System (see note 16).  As noted above, the license and development services are not separable under EITF 00-21.  Accordingly, we will recognize the $28,311,000 allocated to deferred revenues, related party, using a proportional performance methodology- that is, as we complete substantive milestones related to the development component of the combined accounting unit.  As of March 31, 2006, we have recognized $683,000 of the deferred revenues, related party as development revenues.   All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

In the third quarter of 2004, we entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the following defined research and development milestones:

•      In 2004, we received a nonrefundable payment of $1,250,000 from Senko after filing an initial regulatory application with the Japanese Ministry of Health, Labor and Welfare (“MHLW”) related to the Thin Film product line.  We initially recorded this payment as deferred revenues of $1,250,000.

•      Upon the achievement of commercialization (i.e., regulatory approval by the MHLW), we will be entitled to an additional nonrefundable payment of $250,000.

Of the amounts received and deferred, we recognized development revenues of $142,000 and $9,000 in the first quarter of 2006 and 2005, respectively, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.  As noted above, the license and the milestone components of the Senko Distribution Agreement are accounted for as a single unit of accounting.  This single element of $3,000,000 in fees includes $1,500,000 which is potentially refundable.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined deliverable as we complete performance obligations under the Distribution Agreement with Senko.  We will not recognize the potentially refundable portion of the fees until the right of refund expires.  See note 18 for further details.

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

In the three months ended March 31, 2006 and 2005, we recognized NIH grant revenue of $4,000 and $23,000 and incurred qualifying costs of $4,000 and $22,000.

9.     Warranty

We provide a limited warranty under our agreements with our customers for products that fail to comply with product specifications.  We have recorded a reserve for estimated costs we may incur under our warranty program.

The following summarizes the movements in our warranty reserve, which is subcategorized under accounts payable and accrued expenses, at March 31, 2006 and 2005:

	As of January 1,	Additions - charges to expenses	Claims	As of March 31,
2006:
Warranty reserve	$155,000	$9,000	$—	$164,000
2005:
Warranty reserve	$102,000	$12,000	$—	$114,000

10.  Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.  Due to our current loss position and expectations for the foreseeable future, a full valuation allowance was recognized against deferred tax assets.

11.  Loss Per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the first quarter ended March 31, 2006 and 2005, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 5,932,251 and 782,545 for the first quarter of 2006 and 2005, respectively.

Additionally, potential common shares excluded from per share calculations due to exercise prices that exceeded average market values were 2,316,750 and 4,892,243 for the three months ended March 31, 2006 and 2005, respectively.  Potential common shares in 2006 include an option to purchase 2,200,000 shares related to the Olympus equity agreement (see note 16).

12.  Commitments and Contingencies

We have contractual obligations to make payments on leases of office and manufacturing space as follows:

Years Ending December 31,	Operating Leases

For the remainder of 2006	$1,341,000
2007	2,086,000
2008	1,556,000
2009	1,383,000
2010	707,000
Total	$7,073,000

Rent expense for the three months ended March 31, 2006 and 2005 was $627,000 and $212,000, respectively.  Payments for our Callan Rd. location will commence in June 2006.

On May 24, 2005, we entered into a lease for 91,000 square feet of space located at 3020 and 3030 Callan Road, San Diego, California.  The majority of our operations are located in this facility.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  In addition, we are committed to providing a minimum of $837,000 in agreed-upon leasehold improvements to the facility, which are not reflected in the table of contractual obligations shown above.  As of March 31, 2006, we have made $3,055,000 in improvements to the facility as a part of our facility retrofits.

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

Refer to note 17 for a discussion of our commitments and contingencies related to our arrangements with MAST and Senko.

Refer to note 16 for a discussion of our commitments and contingencies related to our transactions with Olympus, including (a) our obligation to the Joint Venture in future periods and (b) certain put and call rights embedded in the arrangements with Olympus.

Refer to note 13 for a discussion of our commitments and contingencies related to our interactions with the University of California.

13.  License Agreement

On October 16, 2001, StemSource, Inc. entered into an exclusive worldwide license agreement with the Regents of the University of California (“UC”), licensing all of UC’s rights to certain pending patent applications under prosecution by UC and (in part) by  the University of Pittsburgh (“U Pitt”), for the life of these patents, with the right of sublicense.  The exclusive license currently relates to an issued patent and various pending applications relating to Adipose Derived Stem Cells.  In November 2002, we acquired StemSource, and the license agreement was assigned to us.

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

In the three months ended March 31, 2006 and 2005, we expensed $505,000 and $152,000, respectively, related to this license.  These expenses have been classified as general and administrative expense in the accompanying consolidated financial statements.  We believe that the amount accrued as of March 31, 2006 is a reasonable estimate of our exposure for the probable expenses for litigation, prosecution, and other expenses related to the license agreement.

14.  Long-term Obligations

In 2003, we entered into an Amended Master Security Agreement to provide financing for new equipment purchases.

As of March 31, 2006, the future contractual principal payments, for the remainder of 2006 and subsequent years, on all of our outstanding promissory notes related to the Amended Master Security Agreement are as follows:

Years Ending December 31,

Remainder of 2006	$739,000
2007	836,000
2008	544,000
2009	178,000
Total	$2,297,000

15.  Composition of Certain Financial Statement Captions

Inventories, net

As of March 31, 2006 and December 31, 2005, inventories, net, were comprised of the following:

	March 31, 2006	December 31, 2005

Raw materials	$199,000	$232,000
Finished goods	24,000	26,000
	$223,000	$258,000

Other Current Assets

As of March 31, 2006 and December 31, 2005, other current assets were comprised of the following:

	March 31, 2006	December 31, 2005

Prepaid expenses	$696,000	$506,000
Accrued interest receivable	63,000	77,000
Other receivables	53,000	38,000
	$812,000	$621,000

Property and Equipment, net

As of March 31, 2006 and December 31, 2005, property and equipment, net, were comprised of the following:

	March 31, 2006	December 31, 2005

Manufacturing and development equipment	$4,958,000	$4,681,000
Office and computer equipment	2,834,000	2,682,000
Leasehold improvements	5,033,000	3,359,000
	12,825,000	10,722,000
Less accumulated depreciation and amortization	(6,915,000)	(6,462,000)
	$5,910,000	$4,260,000

Accounts Payable and Accrued Expenses

As of March 31, 2006 and December 31, 2005, accounts payable and accrued expenses were comprised of the following:

	March 31, 2006	December 31, 2005

Accounts payable	$522,000	$933,000
Accrued legal fees	1,391,000	975,000
Accrued leasehold improvements	1,304,000	800,000
Accrued vacation	771,000	680,000
Accrued expenses	370,000	543,000
Accrued bonus	228,000	981,000
Accrued payroll	214,000	13,000
Accrued accounting fees	200,000	199,000
Deferred rent expense	195,000	138,000
Warranty reserve (note 9)	164,000	155,000
Accrued studies	164,000	712,000
	$5,523,000	$6,129,000

16.  Transactions with Olympus Corporation

Initial Investment by Olympus Corporation in Cytori

In the second quarter of 2005, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Olympus in which we received $11,000,000 in cash proceeds.

Under this agreement, we issued 1,100,000 newly issued shares of common stock to Olympus. We reflected the common stock issued to Olympus in our financial statements at the market value of our common stock at the time of the Purchase Agreement ($2.73 per share, or $3,003,000 in the aggregate).

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

At the time we entered into the Purchase Agreement, we estimated the fair value of the option liability to be $186,000 based on the following assumptions:

•      Contractual term of 1.67 years,

•      Risk-free interest rate of 3.46%, and

•      Estimated share-price volatility of 59.7%

As of March 31, 2006 and December 31, 2005, we re-estimated the fair value of the option liability to be $3,356,000 and $3,731,000, respectively, based on the following assumptions:

•      Contractual term of 9 months and 1 year,

•      Risk-free interest rate of 4.82% and 4.38%, and

•      Estimated share-price volatility of 61.7% and 65.1%, respectively.

The decrease in the fair value by $375,000 for the three months ended March 31, 2006 was recorded in the statements of operations as a component of change in fair value of option liabilities.

The $11,000,000 in total proceeds we received in the second quarter of 2005 exceeded the sum of (i) the market value of our stock as well as (ii) the fair value of the option at the time we entered into the share purchase agreement.  The $7,811,000 difference between the proceeds received and the fair values of our common stock and option liability is recorded as a component of deferred revenues, related party in the accompanying balance sheet.

As of March 31, 2006, Olympus holds approximately 7.1% of our issued and outstanding shares.  If Olympus had chosen to exercise its option on March 31, 2006 to purchase all 2,200,000 shares, it would have possessed 21.2% of our outstanding common stock as of March 31, 2006.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

As discussed in note 8 above, on November 4, 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.

Under the Joint Venture Agreements:

•      Olympus paid $30,000,000 for its 50% interest in the Joint Venture.  Moreover, Olympus simultaneously entered into a License/Joint Development Agreement with the Joint Venture and us to develop a second generation commercial system and manufacturing capabilities.

•      We licensed our device technology, including the Celution™ System and certain related intellectual property, to the Joint Venture for use in future generation devices.  These devices will process and purify adult stem and regenerative cells residing in adipose (fat) tissue for various therapeutic clinical applications.  In exchange for this license, we received a 50% interest in the Joint Venture, as well as an initial $11,000,000 payment from the Joint Venture; the source of this payment was the $30,000,000 contributed to the Joint Venture by Olympus.  Moreover, upon receipt of a CE mark for the first generation Celution™ System in January 2006, we received an additional $11,000,000 development milestone payment from the Joint Venture.

As a result of the $30 million cash contribution to the Joint Venture by Olympus, we realized an immediate appreciation in the carrying value of our interests in the Joint Venture.  As a result, we reported accretion of interests in the Joint Venture of $3,829,000 as a credit directly to additional paid-in capital in the fourth quarter of 2005.  This accounting treatment is required by Securities and Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” which prohibits gains from equity transactions (in this case, the non-cash accretion of the interests held in an investment issuing additional shares to another shareholder) when such entity is a “newly-formed, non-operating entity” or a “research and development stage company.”

We have determined that the Joint Venture is a variable interest entity (“VIE”) pursuant to FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At March 31, 2006, the carrying value of our investment in the Joint Venture is $101,000. We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  In the first quarter of 2006, we and Olympus each contributed $150,000 to the Joint Venture.

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

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000.  At December 31, 2005 and March 31, 2006, the fair value of the Put was $1,600,000 and $1,500,000, respectively.  The Put value has been recorded in the caption Option liabilities in the balance sheet.  The change in the Put value was recorded in the statements of operations as a component of Change in fair value of option liabilities.

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

The following assumptions were employed in estimating the value of the Put at March 31, 2006 (these assumptions were not materially different from those used in valuing the Put as of November 4, 2005 and December 31, 2005):

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

•      The bankruptcy recovery rate for Cytori was assumed to be 21%,

•      The bankruptcy threshold for Cytori was assumed to be $10.78 million,

•      The probability of a change of control event for Cytori was assumed to be 3.04%,

•      The expected correlation between fair values of Cytori and the Joint Venture in the future was assumed to be 99%, and

•      The risk free rate was assumed to be 4.86%.

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

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

As part of the various agreements with Olympus, we will be required, following commercialization of the Celution™ System, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of March 31, 2006.

Exclusive right granted to Olympus

On February 22, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received $1,500,000 from Olympus, which is non-refundable but may be applied towards any definitive commercial collaboration in the future.  As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area.

The $1,500,000 was not received until after the first quarter of 2006; therefore, as of March 31, 2006, the $1,500,000 was recorded as receivable, related party, with an offsetting credit recorded to deferred revenues, related party.  The deferred revenues, related party will be recognized as revenue either (i) in connection with other consideration received as part of a definitive commercial collaboration in the future, or (ii) when the exclusive negotiation period expires.

Deferred revenues, related party

As of March 31, 2006, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for future services that we have agreed to perform on behalf of Olympus and the Joint Venture.  These services include completing preclinical and clinical studies, product development and seeking regulatory approval for the treatment of various therapeutic conditions with adult stem and regenerative cells residing in adipose (fat) tissue.  These services also include providing an exclusive and perpetual license to our device technology, including the Celution™ System and certain related intellectual property.

Pursuant to Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” we have concluded that the license and development services must be accounted for as a single unit of accounting.  Refer to note 8 for a full description of our revenue recognition policy.

Condensed financial information for the Joint Venture

A summary of the unaudited condensed financial information for the Joint Venture as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and for the period from November 4, 2005 (inception) to March 31, 2006 is as follows:

	As of March 31, 2006	As of December 31, 2005 (Inception)
Balance Sheet:
Assets — cash	$299,000	$11,000,000

Liabilities- accounts payable	112,000	—
Stockholders’ equity	187,000	$11,000,000
	$299,000	$11,000,000

	For the three months ended March 31, 2006	For the period from inception (November 4, 2006) to March 31, 2006

Statement of Operations:
Research and development expense	$11,000,000	$30,343,000
General and administrative expense	113,000	113,000
Net loss	(11,113,000)	$(30,456,000)

17.  Gain on Sale of Assets, Thin Film Product Line

In May 2004, we sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST (see note 18).  The carrying value of the assets transferred to MAST prior to disposition totaled $634,000, and was comprised of the following:

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

In August 2005, the parties settled the arbitration proceedings and gave mutual releases of all claims, excepting those related to the territory of Japan, and agreed to contractual compromises, the most significant of which is our waiving of the obligation for MAST to either pay the final cash purchase installment of $2,000,000 or to deliver 19% of its shares.  Moreover, if MAST exercises its Purchase Right (see note 18) and Thin Film products are marketed in Japan, MAST would no longer be obliged to share certain gross profits and royalties with us.

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

18.  Thin Film Japan Distribution Agreement

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

At the inception of this arrangement, we received a $1,500,000 license fee which was recorded as deferred revenues in 2004.  We have also received $1,250,000 in milestone payments from Senko. See “Revenue Recognition” under note 8 above for our policies with regard to the timing of when these amounts will be recognized as revenues.

As part of the Thin Film sales agreement (see note 17), we granted MAST a right to acquire our Thin Film-related interest in Japan (the “Purchase Right”) during the time period and according to the following terms:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements.  Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  The forward-looking statements included in this report are also subject to a number of material risks and uncertainties, including but not limited to the risks described under the “Risk Factors” section in Part II below.

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

Overview

Cytori Therapeutics, Inc. is a biotechnology company that specializes in the discovery and development of regenerative medicine therapies for cardiovascular disease, gastrointestinal disorders, spine and orthopedic repair, and aesthetic and reconstructive surgery. Our primary focus is to advance adipose-derived stem and regenerative cell therapies into and through clinical trials and commercialize these therapies with an innovative cell processing device called the Celution™ System. This system automates the complex procedure for extracting and concentrating a patient’s stem and regenerative cells from his/her own adipose tissue at the bedside in about an hour.

The commercial version of the Celution™ System will be manufactured and serviced through the Olympus-Cytori Joint Venture that we established in November 2005. We will be the sole customer of the Joint Venture and we currently own all distribution rights of the Celution™ System into hospitals and clinics for all potential therapeutic applications into hospitals and clinics.

During the first quarter of 2006, we began production of the first generation Celution™ System, which we independently developed and will use primarily to conduct human clinical studies on adipose stem and regenerative cells. By the end of the first quarter, we established the infrastructure and capacity to manufacture these systems and their related one-time use cartridges at a rate that enable us to supply clinical trial centers. While we are conducting these studies, the Olympus-Cytori Joint Venture will design and engineer the commercial version and make related preparations for scale-up manufacturing and servicing.

In January 2006, we received regulatory clearance on the clinical trial version of our Celution™ System in Europe (CE Mark). With this approval, we will initiate clinical studies to seek reimbursement and claims expansion so that we may market the device for specific therapeutic applications. During 2006, we expect to begin a clinical study using adipose stem and regenerative cells as a treatment for cardiovascular disease. In preparation for this study, and subsequent studies we expect to conduct in the U.S., we formed a cardiovascular clinical advisory board comprised of expert cardiologists as well as cardiac imaging specialists. This board will help guide our design and execution of these planned clinical studies.

Additionally, we will consider providing the Celution™ System to clinical researchers in Europe and Asia who have expressed interest in utilizing the device for clinical research in select therapeutic areas and who have been granted approval by their hospitals’ institutional review boards. This will broaden the medical community’s understanding of adipose stem and regenerative cells and help explore the specific therapeutic areas that may be addressed with this technology.

After the end of the first quarter, an investigator-initiated study was approved in Japan at Kyushu Central Hospital in Fukuoka, Japan to investigate the use of adipose stem and regenerative cells in breast reconstruction following a partial mastectomy. This application could serve as an alternative to a synthetic implant or a complicated surgical procedure. We are evaluating proposals from other researchers at this time in Europe and Japan to whom we expect to provide Celution™ Systems to select centers sometime this year.

During and after the end of the first quarter, we reported additional data on an important preclinical study evaluating the use of adipose stem and regenerative cells for treating heart attacks in a model that approximated a true clinical setting. The findings found that treatment with adipose stem and regenerative cells beneficially increased capillary density, thereby improving blood flow to the heart. In addition, we observed an increase in wall thickness and evidence that stem and regenerative cells may reduce the incidence of arrhythmias following a heart attack.

Additionally, after the end of the quarter, we reported results demonstrating that adipose-derived stem and regenerative cells improved heart function in chronic ischemia, a form of coronary artery disease, in a preclinical study.  The findings showed that adipose stem and regenerative cells resulted in improvement of key heart measurements compared to a control group including ejection fraction and wall thickness as well as a corresponding decrease in the amount of dead scar tissue.  These results will support the design of our cardiac clinical studies.

To broaden and accelerate our research and development efforts, we are seeking research collaborations and commercialization partnerships with pharmaceutical, medical device or biotechnology companies.

In the first quarter, we granted Olympus Corporation (“Olympus”) an exclusive option to negotiate the rights to distribute the Celution™ System and related one-time use cartridges for a therapeutic application outside of cardiovascular disease. In exchange for this right, we received $1,500,000 from Olympus subsequent to the end of the first quarter of 2006. As part of the deal, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period. Also during the first quarter, we received an $11,000,000 milestone payment from the Joint Venture as a result of achieving the CE Mark on the Celution™ System.

At present, we derive the majority of our product revenues from our MacroPore Biosurgery unit, which develops and manufactures innovative bioresorbable surgical implants. Potential cash flows, if any, from MacroPore Biosurgery may be used to support our development of adipose stem and regenerative cell therapies.

MacroPore Biosurgery manufactures the HYDROSORB™ family of FDA-cleared bioresorbable spine and orthopedic implants, which are distributed worldwide exclusively through Medtronic, Inc. (“Medtronic”). The prospects for this business are uncertain and rest largely upon Medtronic’s efforts and intentions. Additionally, MacroPore Biosurgery is developing our Thin Film bioresorbable implants for sale in Japan exclusively through Senko Medical Trading Co. (“Senko”), which owns distribution rights exclusively for Japan. This product line is currently under regulatory review by the Japanese Ministry of Health, Labour and Welfare. Accordingly, there have not been any sales of Thin Film product to Senko.

The research and development of our adipose stem and regenerative cell therapies has been, and will continue to be, very costly. We anticipate expanding our research and development expenses to fund clinical trial costs, preclinical research, and general and administrative activities. As a result, we expect to continue incurring losses for the foreseeable future. Before we begin to realize appreciable product revenues from the Celution™ System, and ultimately achieve consistent profitability on a quarterly and annual basis, we believe we will first need to successfully conduct controlled, randomized clinical trials in specific therapeutic areas to demonstrate the benefits of using adipose stem and regenerative cells.

We believe our research and development expenses will continue to increase should we advance more products into and through clinical trials. We plan to fund this research and development predominantly from our existing cash reserves; potential issuances of our equity, including Olympus’ option to purchase up to 2.2 million shares of our common stock at $10.00 per share; potential cash flows from MacroPore Biosurgery product sales; and payments, if any, related to potential partnerships or product line divestitures that we are currently considering.

Since 2002, we have divested or partnered two product families from our MacroPore Biosurgery unit, resulting in over $30 million of cash inflow.  We are actively pursuing several potential transactions related to the remaining product families with this business unit and believe such transactions, if completed, will result in further cash inflow.

Transactions with Olympus

During 2005, we entered into a number of strategic and collaboration arrangements with Olympus.  In the second quarter of 2005, Olympus purchased 1,100,000 shares of our common stock.  In addition, we granted Olympus an option to purchase up to 2,200,000 additional shares of common stock at $10.00 per share; this option expires December 31, 2006.   Olympus was also given a right to nominate one of our Directors, but has not yet exercised this right.  We received $11,000,000 from Olympus upon signing this agreement.

On November 4, 2005, we formed a joint venture with Olympus called Olympus-Cytori, Inc. (“the Joint Venture”).  We received $11,000,000 in cash from the Joint Venture, the source of which was from Olympus’ initial investment in the entity.

The Joint Venture will develop and manufacture future generation devices (based on our existing Celution™ System) that will process and purify adult stem and regenerative cells residing in adipose tissue, also known as fat.  The Joint Venture alliance creates synergies between two companies that share the same vision for regenerative medicine.  Olympus, as a worldwide leader in the development of innovative medical products, will contribute its expertise in engineering, manufacturing and servicing of sophisticated devices. In parallel, Cytori will increase its focus on the development of therapeutic applications for adipose stem and regenerative cells for multiple large markets.  Together, this alignment enables the creation of a premier brand of devices for regenerative medicine to be sold by Cytori.

As a result of the various arrangements with Olympus, we received $22,000,000 in cash during 2005.  We also received an additional $11,000,000 milestone payment in January 2006 after obtaining a CE Mark for the first generation Celution™ System.  We may possibly receive even more cash proceeds if Olympus decides to exercise its option to purchase 2,200,000 shares of Cytori common stock at an exercise price of $10.00 per share.

We plan to use the $33,000,000 in cash proceeds received to fund the development activities that are necessary to support the commercialization of future generation devices based on our Celution™ System.  These development activities include performing preclinical and clinical trials, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.

The joint venture arrangement with Olympus provides Cytori with a source of revenue in near- and medium- term.  On March 31, 2006, we recorded $28,311,000 as deferred revenues, related party, a liability account, in the consolidated balance sheet.

This balance sheet account represents unearned payments for future services that we have agreed to perform on behalf of the Joint Venture.  As we complete our future service obligations, we will recognize income (using a proportional performance methodology) and reduce the deferred revenues, related party account.  Specifically, we expect to recognize the $28,311,000 as revenue from 2006 through 2009.  The exact timing of when amounts will be reported as development revenue will depend on internal factors (for instance, our ability to complete the service obligations we have agreed to perform) as well as external considerations, including obtaining the necessary regulatory approvals for various therapeutic applications related to the Celution™ System.   In the first quarter of 2006, we recognized $683,000 of the deferred revenues, related party as development revenues.

As part of the various agreements with Olympus, we will be required, following commercialization of the Celution™ System, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of March 31, 2006 and therefore no amounts related to this guarantee are reflected on the statement of financial position.

In certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the rights to (i) repurchase our interests in the joint venture at the fair value of such interests or (ii) sell its own interests in the joint venture to Cytori at the higher of (a) $22,000,000 or (b) their fair value (the “Put”).   These put and call rights are contingent on events that are unlikely to occur.  Nonetheless, accepted valuation techniques suggest that the put right has a value of approximately $1,500,000 as of March 31, 2006.  This value has been recorded as a component of Option liabilities in our balance sheet.  Note that the put right is perpetual.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

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

On February 22, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we will receive $1,500,000 from Olympus, which is non-refundable but may be applied towards any definitive commercial collaboration in the future.  As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area.    As of March 31, 2006, the $1,500,000 was recorded as receivable, related party, with an offsetting credit recorded to deferred revenues, related party.  The deferred revenues, related party will be recognized as revenue either (i) in connection with other consideration received as part of a definitive commercial collaboration in the future, or (ii) when the exclusive negotiation period expires.

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

We have recognized development revenues of $142,000 and $51,000, respectively, for the three months ended March 31, 2006 and 2005.  Refer to the Critical Accounting Policies and Significant Estimates section of this discussion for further details regarding our revenue recognition policies related to the Senko Distribution Agreement.

The previously described sale agreement granted MAST a “Purchase Right” to acquire, at any time before May 31, 2007, our Thin Film-related interests and rights for Japan.  If MAST chooses to exercise the Purchase Right between now and May 31, 2007, the exercise price of the Purchase Right will be equal to the fair market value of the Japanese business, but in no event will be less than $3,000,000.  Moreover, until May 31, 2007, MAST has a right of first refusal to match the terms of any outside offer to buy our Japanese Thin Film business.

If MAST exercises the Purchase Right, we both may become obligated to reimburse each other for certain costs we have respectively incurred or will incur related to product development and protection of intellectual property rights in Japan.

Stock Based Compensation

In January 2006, we adopted Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”).  SFAS 123R requires us to measure all share-based payment awards granted after, or that were unvested as of, January 1, 2006 at fair value.

We adopted SFAS 123R using the modified prospective method of transition. Accordingly, we have recognized employee stock-based compensation expense of $786,000 for the three months ended March 31, 2006, but reported no comparable charge for the three months ended March 31, 2005.  Specifically, we recorded compensation expense for:

•      Awards granted after January 1, 2006, and

•      The unvested portion of previously granted awards outstanding at the date of adoption.

Awards granted prior to our implementation of SFAS 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss in the accompanying statement of operations for the three months ended March 31, 2005, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.

As of March 31, 2006, the total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $4,978,000. These costs are expected to be recognized over a weighted average period of 2 years.

In calculating the fair value of option awards granted after January 1, 2006, we, for the most part, used the same methodologies and assumptions employed prior to our adoption of SFAS 123R.  For instance, our estimate of expected volatility is based exclusively on our historical volatility, since we have granted options that vest purely based on the passage of time and otherwise meet the criteria to exclusively rely on historical volatility, as set out in Staff Accounting Bulletin No. 107, “Share-Based Payment”.  We did, however, change our policy of attributing the cost of share-based payment awards granted after January 1, 2006 from the “graded vesting approach” to the “straight-line” method.  We believe that this change more accurately reflects the manner in which our employees vest in an option award.

Since the adoption of SFAS 123R, we have not in any way modified previously granted share-based payment awards, nor have we made any changes to the types of awards we have historically granted to our employees.

Results of Operations

Product revenues

Product revenues relate to our MacroPore Biosurgery segment and include revenues from our spine and orthopedic products.  The following table summarizes the components for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	2005	$ Differences	% Differences

Spine and orthopedics products	$502,000	$1,755,000	$(1,253,000)	(71.4)%
% attributable to Medtronic	100%	100%

Spine and orthopedic product revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures.  These revenues were primarily related to orders during the three months ended March 31, 2006 for our radiographically identifiable Spine System products, marketed under the name MYSTIQUE™, which Medtronic, our sole distributor of spine and orthopedic products, launched in the third quarter of 2005.  This product represents the latest design addition to our family of HYDROSORB™ products.  Revenues in the first quarter of 2005 were dominated by pre-launch stocking orders for our MYSTIQUE™ products.  Subsequent to product launch in the third quarter of 2005, Medtronic’s stocking requirements have been substantially met, and therefore production and sales have declined in the first quarter of 2006.

Note that Medtronic owns approximately 6.4% of our outstanding common stock as of March 31, 2006.

The future:  We sell our spine and orthopedic products exclusively to Medtronic at fixed selling prices that are subject to adjustment biannually (based on Medtronic’s selling prices to its customers).  Our revenue from this product line is dependent upon the market’s adoption of our technology, which is largely dependent upon Medtronic’s marketing efforts and pricing strategies.  To increase our revenues from spine and orthopedic products, we depend largely on Medtronic’s ability and commitment to build and expand HYDROSORB™ market share.  We currently anticipate additional orders for the MYSTIQUE™ portion of the HYDROSORB™ product line during the remainder of 2006.  We have, however, been disappointed in the past by Medtronic’s level of effort in marketing our products.  It is unlikely that we will see significant sales of the current non-MYSTIQUE™ products in the future, and our visibility of the size and timing of MYSTIQUE™ orders is limited.

We expect all product revenues to be attributable to Medtronic now that domestic Thin Film revenues have ceased, although this may change when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of product revenues

Cost of product revenues relates to our MacroPore Biosurgery segment and includes material, manufacturing labor, overhead costs and an inventory provision.  The following table summarizes the components of our cost of revenues for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005	$ and % Differences	% Differences
Cost of product revenues	$454,000	$745,000	$(291,000)	(39.1)%
Cost of product revenues as% of product revenues	90.4%	42.5%

MacroPore Biosurgery:

•      As our product revenues are currently generated only through sales of bioresorbable products, cost of revenues is related only to our MacroPore Biosurgery segment.

•      Cost of product revenues, as a percent of product revenues increased by 112.7% for the three months ended March 31, 2006 compared to the same period in 2005.  The change for the three months ended March 31, 2006 as compared to the same period in 2005 was due primarily to amounts of fixed labor and overhead costs as applied to product revenues in the period.  As MacroPore Biosurgery revenues have declined, gross margins have been negatively affected by fixed costs.

•      Excess manufacturing costs – that is, costs resulting from lower than “normal” production levels - expensed during the three months ended March 31, 2006 were $321,000 as compared to $102,000 in the same period in 2005.

•      Cost of product revenues in 2006 includes approximately $26,000 of stock based compensation expense.  For further details, see stock based compensation discussion below.

The future.  The deterioration of Medtronic orders for HYDROSORB™ products other than MYSTIQUE™, deprives us of economies of scale and will negatively impact our margins until other sources of revenue grow large enough to compensate for the lost revenue.  If demand for our MYSTIQUE™ products does not increase substantially during the remainder of 2006, we will continue to incur excess manufacturing costs similar to amounts we recorded in the first quarter of 2006.

Development revenues

The following table summarizes the components of our development revenues for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005	$ Differences	% Differences
Regenerative cell technology:
Development (Olympus)	$683,000	$—	$683,000	—
Research grant (NIH)	4,000	23,000	(19,000)	(82.6)%
Regenerative cell storage services	1,000	2,000	(1,000)	(50.0)%
Total regenerative cell technology	688,000	25,000	663,000	2,652.0%

MacroPore Biosurgery:
Development (Senko)	142,000	9,000	133,000	1,477.8%
Total development revenues	$830,000	$34,000	$796,000	2,341.2%

Regenerative cell technology:

•      We recognize deferred revenues, related party, as development revenue when certain performance obligations are met.  During the first quarter of 2006, we recognized $683,000 of revenue associated with our arrangements with Olympus resulting from the completion of a pre-clinical study and obtaining a CE mark for the first generation Celution™ System.

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

During the three months ended March 31, 2006, we incurred $4,000 in qualifying expenditures.  During the three months ended March 31, 2005, we incurred $22,000 of costs.  We recorded a total of $4,000 and $23,000 in revenues for the three months ended March 31, 2006 and 2005, respectively, which include allowable grant fees as well as cost reimbursements.

MacroPore Biosurgery:

Under a Distribution Agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•      Upon notifying Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we were entitled to a nonrefundable payment of $1,250,000.  We so notified Senko on September 28, 2004, received payment in October of 2004, and recorded deferred revenues.  As of March 31, 2006, of the amount deferred, we have recognized development revenues of $351,000 ($142,000 in 2006, $51,000 in 2005, and $158,000 in 2004).

•      Under this agreement, we also received a $1,500,000 license fee that was recorded as a component of deferred revenues in the accompanying balance sheet.  We are also entitled to a nonrefundable payment of $250,000 once we achieve commercialization.  Because the $1,500,000 in license fees are potentially refundable, such amounts will not be recognized as revenues until the refund rights expire.  Specifically, half of the license fee is refundable if the parties agree commercialization is not achievable and a proportional amount is refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-commercialization.

The future:  We expect that revenues from our regenerative cell technology segment will increase significantly during the remainder of 2006.  This is because we expect to be able to recognize a greater portion of the deferred revenues, related party account associated with our arrangements with Olympus.  Specifically, we anticipate completing four pre-clinical studies and certain phases of our product development performance obligations during the remainder of 2006.  If we are successful in completing these activities, we will recognize approximately $3,159,000 in revenues in 2006.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete the service obligations we have agreed to perform) as well as external considerations, including obtaining the necessary regulatory approvals for various therapeutic applications related to the Celution™ System.

We are entitled to receive up to $850,000 in grants related to Adipose-Derived Cell Therapy for Myocardial Infarction as defined by the NIH grant agreement for Phase II research.  As of March 31, 2006, we have received and recognized $544,000 of such funding.  We expect to incur additional “qualifying expenses” of $306,000 during 2006.  Subject to satisfactory progress toward meeting the goals and objectives of our grant application, we expect to recognize any remaining grant revenues during 2006.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies, and in 2006, clinical studies.  The following table summarizes the components of our research and development expenses for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005	$ Differences	% Differences
Regenerative cell technology:
Regenerative cell technology	$3,067,000	$2,396,000	$671,000	28.0%
Joint Venture	1,353,000	—	1,353,000	—
Research grants (NIH)	69,000	22,000	47,000	213.6%
Stock based compensation	279,000	—	279,000	—
Total regenerative cell technology	4,768,000	2,418,000	2,350,000	97.2%

MacroPore Biosurgery:
Bioresorbable polymer implants	317,000	661,000	(344,000)	(52.0)%
Development milestone-Senko	78,000	37,000	41,000	110.8%
Stock based compensation	13,000	—	13,000	—
Total MacroPore Biosurgery	408,000	698,000	(290,000)	(41.5)%
Total research and development expenses	$5,176,000	$3,116,000	$2,060,000	66.1%

Regenerative cell technology:

•      Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose (fat) tissue as a source for autologous regenerative cells for therapeutic applications.  The increases in regenerative cell technology expenses from the three months ended March 31, 2006 as compared to the same period in 2005 resulted primarily from the hiring of additional researchers, engineers and support staff.  We incurred an additional $391,000 in labor-related expenses, including benefits, during the three months ended March 31, 2006 as compared with the same period in 2005.  Professional services expense decreased by $67,000 for the three months ended March 31, 2006 as compared to the same period in 2005.  Rent and utilities expense increased $364,000 in the first quarter of 2006 as compared to 2005 due to the addition of our new facility.  Other supplies decreased by $35,000 during the three months ended March 31, 2006 as compared to 2005.  The majority of the remainder of the increases as compared with the first quarter of 2005 related to increases of miscellaneous expenses of $18,000 during the three months ended March 31, 2006.

•      Expenditures related to the Joint Venture with Olympus include costs that are necessary to support the commercialization of future generation devices based on our Celution™ System.  These development activities include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.  For the three months ended March 31, 2006, costs associated with the development of the device were $1,353,000.  These expenses were composed of $699,000 in labor and related benefits, $358,000 in consulting and other professional services, $225,000 in supplies and $71,000 in other miscellaneous expense.  There were no comparable expenditures in the three months ended March 31, 2005.

•      In 2004, we entered into an agreement with the NIH to reimburse us for up to $950,000 (Phase I $100,000 and Phase II $850,000) in “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. For the three months ended March 31, 2006, we incurred $69,000 of direct expenses relating entirely to Phase II ($65,000 of which were not reimbursed).  To date, we have incurred $339,000 of direct expenses ($17,000 of which were not reimbursed) relating to both Phases I and II of the agreement.

•      Stock based compensation in 2006 for the regenerative cell technology segment of research and development was $279,000.  See stock based compensation discussion below for more details.

MacroPore Biosurgery:

•      Our bioresorbable polymer surgical implants platform technology is used for development of spine and orthopedic products.  The decrease in research and development costs associated with bioresorbable polymer implants in the first quarter of 2006 as compared with the same period in 2005 was due to our shift in focus to our regenerative cell technology segment.  For example, labor and related benefits expense decreased by $192,000 for the three months ended March 31, 2006 as compared to the same period in 2005.  This was due to a redistribution of labor resources from one segment to the other.

•      Under a Distribution Agreement with Senko we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  During the three months ended March 31, 2006 and 2005, we incurred $78,000 and $37,000 of expenses related to this regulatory and registration process.

•      Stock based compensation in 2006 for the MacroPore Biosurgery segment of research and development was $13,000.  See stock based compensation discussion below for more details.

The future.  Our strategy is to continue to increase our research and development efforts in the regenerative cell field and we anticipate expenditures in this area of research to be approximately $20,000,000 to $22,000,000 in the year 2006.  We are researching therapies for spine and orthopedic conditions, gastrointestinal disorders and new approaches for aesthetic and reconstructive surgery.  The expenditures will primarily relate to developing therapeutic applications and conducting preclinical and clinical studies on adipose-derived stem and regenerative cells.

We were successful with Phase I of the NIH research on Adipose-Derived Cell Therapy for Myocardial Infarction.  Therefore, we were awarded Phase II of the NIH research grant.  We expect approximately $306,000 of additional qualifying research expenses to be incurred related to Phase II of this project during the remainder of 2006.

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

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, and promotional activities and materials.  Medtronic is responsible for the distribution, marketing and sales support of our spine and orthopedic devices.  The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005	$ Differences	% Differences
Regenerative cell technology:
International sales and marketing	$287,000	$—	$287,000	—
Stock based compensation	102,000	—	102,000	—
Total regenerative cell technology	389,000	—	389,000	—

MacroPore Biosurgery:
General corporate marketing	82,000	148,000	(66,000)	(44.6)%
International sales and marketing	23,000	243,000	(220,000)	(90.5)%
Stock based compensation	7,000	—	7,000	—
Total MacroPore Biosurgery	112,000	391,000	(279,000)	(71.4)%
Total sales and marketing expenses	$501,000	$391,000	$110,000	28.1%

Regenerative Cell Technology:

•      International sales and marketing expenditures for the three months ended March 31, 2006, relate primarily to salaries expense for employees involved in business development.  The main emphasis of these newly-formed functions is to seek strategic alliances and/or co-development partners for our regenerative cell technology, which we began to focus on in the third quarter of 2005.  There were no comparable expenses for the three months ended March 31, 2005.

•      Stock based compensation in 2006 for the regenerative cell segment of sales and marketing was $102,000.  See stock based compensation discussion below for more details.

MacroPore Biosurgery:

•      General corporate marketing expenditures relate to expenditures for maintaining our corporate image and reputation within the research and surgical communities.  The decrease in the first quarter of 2006 as compared to the same period in 2005 was due to a shift in focus towards our regenerative cell technology marketing, thus fewer personnel resources were allocated to general corporate marketing.

•      International sales and marketing expenditures relate to costs associated with developing an international bioresorbable Thin Film distributor and supporting a bioresorbable Thin Film sales office in Japan.  The decreased spending in 2006 as compared to 2005 relates to a decrease in personnel resources currently dedicated to this marketing group as MHLW approval for commercialization has been delayed from our original expectation.

•      Stock based compensation in 2006 for the MacroPore Biosurgery segment of sales and marketing was $7,000.  See stock based compensation discussion below for more details.

The future.  We project that general corporate marketing as well as our MacroPore Biosurgery international sales and marketing expenditures will remain reasonably stable for the remainder of 2006.  We also expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue and expand our pursuit of strategic alliances and co-development partners.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  The following table summarizes the general and administrative expenses for the quarter ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005	$ Differences	% Differences

General and administrative	$2,839,000	$2,066,000	$773,000	37.4%
Stock based compensation	377,000	—	377,000	—
Total general and administrative expenses	$3,216,000	$2,066,000	$1,150,000	55.7%

•      Salary and related benefit expense increased by $249,000 during the quarter ended March 31, 2006, with respect to the same period in 2005.  This increase was primarily caused by the addition of managerial and administrative employees.  Legal expenses increased by $192,000 for the three months ended March 31, 2006, as compared with 2005, primarily due to legal expenses incurred in connection with the University of Pittsburgh’s lawsuit challenging inventorship of our licensor’s U.S. patent relating to adult stem cells isolated from adipose tissue.  Additional professional services costs of $378,000 for the quarter ended March 31, 2006 also contributed to the increase in general and administrative expense.  A remaining decrease of $46,000 for the same period resulted from various other miscellaneous expenses.

•      Stock based compensation as it related to 2006 general and administrative expense was $377,000.  See stock based compensation discussion below for more details

The future.  We expect general and administrative expenses to increase slightly as we expand our business activities and require more support systems for those activities.

Substantial legal expenses are included in the above anticipated general and administrative costs in connection with the University of Pittsburgh’s 2004 lawsuit.  Although we are not litigants and are not responsible for any settlement costs, if the University of Pittsburgh wins the lawsuit our license rights to the patent in question could be nullified or rendered non-exclusive and our regenerative cell strategy could be significantly affected.

We anticipate expenditures to be approximately $9,000,000 to $10,000,000 in 2006.

Stock based compensation expenses

As noted previously, we adopted SFAS 123R on January 1, 2006.  Prior period figures have not been restated and therefore are not comparable to the current year presentation.

The following table summarizes the components of our stock based compensation for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005	$ Differences	% Differences
Regenerative cell technology:
Research and development related	$279,000	$—	$279,000	—
Sales and marketing related	102,000	—	102,000	—
Total regenerative cell technology	381,000	—	381,000	—

MacroPore Biosurgery:
Cost of product revenues	26,000	—	26,000	—
Research and development related	13,000	—	13,000	—
Sales and marketing related	7,000	—	7,000	—
Total MacroPore Biosurgery	46,000	—	46,000	—

General and administrative related	377,000	—	377,000	—
Total stock based compensation	$804,000	$—	$804,000	—

Regenerative cell technology:

In the first quarter of 2006, we granted 2,500 shares of restricted common stock to a non-employee scientific advisor.  Because the shares granted are not subject to additional future vesting or service requirements, the stock based compensation expense of $18,000 recorded in the first quarter of 2006 constitutes the entire expense related to this grant, and no future period charges will be reported.  The stock is restricted only in that it cannot be sold for a specified period of time.  There are no vesting requirements.  This scientific advisor will also be receiving cash consideration as services are performed.  There was no similar expense recorded for the first quarter of 2005.

The future.  We will continue to grant options (which will result in an expense) to our employees and as appropriate, to non-employee service providers.  As of March 31, 2006, the total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $4,978,000. These costs are expected to be recognized over a weighted average period of 2 years.

Change in fair value of option liabilities

The following is a table summarizing the change in fair value of option liabilities for the quarter ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005	$ Differences	% Differences
Change in fair value of option liability.	$(375,000)	$—	$(375,000)
Change in fair value of put option liability	(100,000)	—	(100,000)	—
Total change in fair value of option liabilities	$(475,000)	$—	$(475,000)	—

•      We granted Olympus an option to acquire 2,200,000 shares of our common stock which expires December 31, 2006.  The exercise price of the option shares is $10 per share.  We have accounted for this grant as a liability because upon the exercise of the option, we will be required to deliver listed shares of our common stock to settle the option shares.  In accordance with EITF 00-19, the fair value of this option has been re-measured at the end of the first quarter of 2006, using the Black-Scholes option pricing model, with the movement in fair value reported in the statement of operations as a change in fair value of option liabilities.  At March 31, 2006, the contractual term, interest rate and volatility assumptions used in the Black-Scholes option pricing model were 9 months, 4.82% and 61.7%, respectively.

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

The following assumptions were employed in estimating the value of the Put at March 31, 2006 (these assumptions were not materially different from those used in valuing the Put as of November 4, 2005 and December 31, 2005):

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

•      The risk free rate was assumed to be 4.86%.

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

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expenses for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005	$ Differences	% Differences
Interest income	$197,000	$55,000	$142,000	258.2%
Interest expense	(58,000)	(40,000)	(18,000)	45.0%
Other income (expense)	(6,000)	(13,000)	7,000	(53.8)%
Total	$133,000	$2,000	$131,000	6,550.0%

•      Interest income increased from 2005 to 2006 due to a larger balance of funds available for investment, which was a result of the transactions with Olympus, as well as higher returns on investments.  Interest expense increased due to the addition of a new promissory note executed late in 2005 for equipment financing.

•      Other income (expense) represents changes in foreign currency exchange rates.

The future.   Interest income earned in 2006 will be dependent on our levels of funds available for investment as well as general economic conditions, but will likely exceed 2005 overall.  Interest expense will increase in 2006 due to the additional promissory note executed late in 2005.

Equity loss from investment in Joint Venture

The following table summarizes equity loss from investment in joint venture for the three months ended March 31, 2006 and

2005:

	For the three months ended March 31,
	2006	2005	$	Differences	% Differences
Equity loss in investment	$(49,000)	$—		$(49,000)	—

The loss in 2006 related entirely to our 50% equity interest in the Joint Venture, which we accounted for using the equity method of accounting.

The future.  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  Over the next two to three years, the JV is expected to incur only modest general and administrative expenses, which we will likely (but have no obligation to) fund jointly with Olympus.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005	$ Differences	% Differences
Cash and cash equivalents	$6,986,000	$8,007,000	$(1,021,000)	(12.8)%
Short-term investments, available for sale	10,253,000	7,838,000	2,415,000	30.8%
Total cash and cash equivalents and short-term investments, available for sale	$17,239,000	$15,845,000	$1,394,000	8.8%

Current assets	$20,257,000	$17,540,000	$2,717,000	15.5%
Current liabilities	6,483,000	7,081,000	(598,000)	(8.4)%
Working capital	$13,774,000	$10,459,000	$3,315,000	31.7%

We believe that existing funds, cash generated by operations, and existing and accessible sources of financing are adequate to satisfy our working capital, capital expenditures, debt service and other financial commitments at least through March 31, 2007.  However, in order to provide greater financial flexibility and liquidity, and in view of the substantial cash needs of our regenerative cell business during its development stage, we will need to raise additional capital (notwithstanding the proceeds received from the Olympus collaboration agreements, which were entered into in November 2005).

From inception to March 31, 2006, we have financed our operations primarily by:

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

•      Closing a Stock Purchase Agreement with Olympus in May 2005,

•      Entering into a collaborative arrangement with Olympus in November 2005, including the formation of a joint venture called Olympus-Cytori, Inc., and

•      Granting Olympus an exclusive right to negotiate in February 2006.

We increased our cash position by $11,000,000 in May 2005 through a common stock purchase agreement we entered into with Olympus in April 2005.  This agreement covers the sale of 1.1 million shares of our common stock to Olympus.  Also as part of the agreement, we granted Olympus an option that expires December 31, 2006 to purchase an additional 2,200,000 shares of common stock at $10.00 per share.

Furthermore, we entered into a strategic development and manufacturing joint venture as well as other agreements with Olympus in November 2005.  Under the collaborative arrangements, we formed the Joint Venture with Olympus to develop and manufacture future generation devices based on our Celution™ System.  Pursuant to the terms of the agreements, we received $11 million in cash open closing in the fourth quarter of 2005; this cash is incremental to the proceeds received under the Olympus equity investment described above.

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

To fund remaining 2006 expected capital expenditures of $500,000, we intend to use available working capital and if available, borrow under our Amended Master Security Agreement.

Any excess funds will be invested in short-term available-for-sale investments.  We believe that it is necessary to maintain a large amount of cash and short-term available-for-sale investments on hand to ensure that we have adequate resources to fund future research and development, and to manage legal and regulatory risks and challenges to our business model.

Our capital requirements for 2006 and beyond will depend on numerous factors, including the resources we devote to developing and supporting our investigational cell therapy products, market acceptance of our developed products, regulatory approvals and other factors.  We have positioned ourselves to expand our cash position through actively pursuing co-development and marketing agreements, research grants, and licensing agreements related to our technology platforms.  Moreover, we strive to increase revenues from our bioresorbable products.  The revenue generated from our non-Thin Film bioresorbable products will depend in large part on the success of Medtronic’s (our sole distributor of spine and orthopedics implants) marketing efforts in the bioresorbable spine and orthopedics arena.  Revenue from Thin Film products can begin when Japanese regulatory approval is obtained and thereafter will depend largely on Senko’s marketing efforts.

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

The following summarizes our contractual obligations and other commitments at March 31, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$2,297,000	$964,000	$1,333,000	$—	$—
Interest commitment on long-term obligations	315,000	184,000	131,000	—	—
Operating lease obligations	7,073,000	1,861,000	4,859,000	353,000	—
Research study obligations	1,231,000	1,231,000	—	—	—
Total	$10,916,000	$4,240,000	$4,930,000	$1,746,000	$—

Cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2006 and 2005, is summarized as follows:

	For the three months ended March 31,
	2006	2005

Net cash provided by (used in) operating activities	$2,864,000	$(4,825,000)
Net cash (used in) provided by investing activities	(4,178,000)	3,082,000
Net cash provided by (used in) financing activities	293,000	(233,000)

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2006 resulted from our $7,456,000 net loss, adjusted for the $11,000,000 we have received from the Joint Venture as noted above.

Net cash used in operating activities for the three months ended March 31, 2005 resulted from our adjusted net loss of $4,527,000 and changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities.

Operating losses in all periods resulted largely from expenses related to our regenerative medicine research and development efforts.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2006 resulted primarily from the purchases of short-term investments, offset in part by the net proceeds from the sale of short-term investments.

Net cash provided by investing activities for the three months ended March 31, 2005 resulted primarily from the sale and maturity of our short-term investments, the proceeds from which were used to fund operating activities during the quarter.

Capital spending is essential to our product innovation initiatives and to maintain our operational capabilities.  For the three months ended March 31, 2006 and 2005, we used cash to purchase $1,599,000 and $196,000, respectively, of property and equipment to support manufacturing of our bioresorbable implants and for the research and development of the regenerative cell technology platform.   The increase in 2006 capital spending was caused primarily by expenditures for leasehold improvements made to our new facilities.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2006 related mainly to the exercise of employee stock options offset by the principal payments on long-term obligations.

The net cash used in financing activities for the three months ended March 31, 2005 related mainly to the payment of $234,000 on our long-term obligations.

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

However, we have also entered into more complex arrangements, including but not limited to our contracts with Olympus, Senko, and the NIH.  Moreover, some of our non-recurring transactions, such as our disposition of the majority of our Thin Film business to MAST, contain elements that relate to our core revenue producing activities.

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

We also agreed to perform multiple services under the November 4, 2005 agreements we signed with Olympus, including:

•              Granting the Joint Venture (which Olympus is considered to control) an exclusive and perpetual license to our therapeutic device technology, including the Celution™ System and certain related intellectual property; and

•              Performing development activities in relation to certain therapeutic applications associated with our Celution™ System, including completing pre-clinical and clinical trials, seeking regulatory approval as appropriate, and assisting with product development.

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

In particular, we concluded that the license and development services must be accounted for as a single unit of accounting.  In reaching this conclusion, we determined that the license would not have stand alone value to the Joint Venture.  This is because Cytori is the only party that could be reasonably expected to perform the development services- including pre-clinical and clinical studies, regulatory filings, and product development-necessary for the Join Venture to derive any value from the license.

Recognition

Besides determining whether to account separately for components of a multiple-element arrangement, we also use judgment in determining the appropriate accounting period in which to recognize revenues that we believe (a) have been earned and (b) are realizable.  The following describes some of the recognition issues we have considered during the reporting period.

•              Upfront License Fees/Milestones

•      As part of the Senko Distribution Agreement, we received an upfront license fee upon execution of the arrangement, which, as noted previously, was not separable under EITF 00-21.  Accordingly, the license has been combined with the development (milestones) element, which was separable, to form a single accounting unit.  This single element of $3,000,000 in fees includes $1,500,000 which is potentially refundable.  We have recognized, and will continue to recognize the non-contingent fees allocated to this combined element as revenues as we complete each of the performance obligations associated with the milestones component of this combined deliverable.  Note that the timing of when we have recognized revenues to date does not correspond with the cash we received upon achieving certain milestones.  For example, the first such milestone payment for $1,250,000 became payable to us when we filed a commercialization application with the Japanese regulatory authorities.  However, we determined that the payment received was not commensurate with the level of effort expended, particularly when compared with other steps we believe are necessary to commercialize the Thin Film product line in Japan.  Accordingly, we did not recognize the entire $1,250,000 received as revenues, but instead all but $351,000 of this amount is classified as deferred revenues.  The $351,000 ($142,000 in 2006, $51,000 in 2005 and $158,000 in 2004) was recognized as development revenues based on our estimates of the level of effort expended for completed milestones as compared with the total level of effort we expect to incur under the arrangement to successfully achieve regulatory approval of the Thin Film product line in Japan.  These estimates were subject to judgment and there may be changes in estimates regarding the total level of effort as we continue to seek regulatory approval.  In fact there can be no assurance that commercialization in Japan will ever be achieved, although our latest understanding is that regulatory approval will be received in 2006.

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

•              Back-up Supply Arrangements- we agreed to serve as a back-up supplier of products in connection with our dispositions of specific Thin Film assets to MAST.  Specifically, we agreed to supply Thin Film product to MAST at our cost for a defined period of time.  When we actually delivered products under the back-up supply arrangements in 2005, however, we recognized revenues in the financial statements at the estimated selling price which we would receive in the marketplace.  We used judgment, based on historical data and expectations about future market trends, in determining the estimated market selling price of products subject to the back-up supply arrangements.  The amount of the deferred gain recognized as revenue is equal to the excess of the fair value of products sold, based on historical selling prices of similar products, over our manufacturing cost.

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

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $4,387,000 remains on our balance sheet as of March 31, 2006.  As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonable possible that impairment may exist.  Moreover, this testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.

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

Dispositions

In 2004, we sold most of the assets and intellectual property rights in our (non-Japan) Thin Film product line to MAST.

As is common in the life sciences industry, the sale agreements contained provisions beyond the simple transfer of net assets to the acquiring enterprises for a fixed price.  Specifically, as part of the arrangement, we also agreed to perform the following services:

•      Provide training to MAST personnel on production and other aspects of the Thin Film product lines, and

•      Provide a back-up supply of Thin Film products to MAST, at cost, for a specified period of time.

Disposing of assets and product lines is not one of our core ongoing or central activities.  Accordingly, determining the appropriate accounting for these transactions involved some of our most difficult, subjective and complex judgments.  In particular, we made assumptions around the appropriate manner and timing in which to recognize the gain on disposal for each transaction in the statement of operations.  Moreover, we considered whether the dispositions should be reflected as discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We initially deferred recognition of the gain related to our disposition of certain Thin Film assets, which occurred in May 2004.  Again, the Asset Purchase Agreement governing the Thin Film sale obligated us to perform certain actions for the benefit of the buyer – MAST – for a defined period of time, such as serving as a back-up supplier.  We concluded, due to the arbitration proceedings settled in August 2005, that we have completed our remaining performance obligations during the third quarter of 2005.  Accordingly, we have recognized the remaining deferred gain on sale of assets as gain on sale of assets.

We also recognized a portion of the deferred gain when we sold products to MAST under the back-up supply agreement.  Refer to the “Revenue Recognition” section of this Critical Accounting Policies and Significant Estimates discussion for further details.

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

In concluding that the Joint Venture was a VIE, we considered the following factors:

•      Under FIN 46R, an entity is a VIE if it has insufficient equity to finance its activities.  We recognized that the initial cash contributed to the Joint Venture formed by Olympus and Cytori ($30,000,000) would be completely utilized by the first quarter of 2006.  Moreover, it was highly unlikely that the Joint Venture would be able to obtain the necessary financing from third party lenders without additional subordinated financial support – such as personal guarantees by one or both of the Joint Venture stockholders.  Accordingly, the joint venture will require additional financial support from Olympus and Cytori to finance its ongoing operations, indicating that the Joint Venture is a VIE.  In fact, in the first quarter of 2006, both we and Olympus contributed $150,000 each to fund the Joint Venture’s ongoing operations.

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

The application of FIN 46R involves substantial judgment, and others may arrive at a conclusion that Cytori should consolidate the Joint Venture.  Had we consolidated the Joint Venture, though, there would be no effect on our net income or shareholders’ equity at March 31, 2006 or for the quarter then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 has not had a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”).  As affected by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment”, SFAS 123R became effective on January 1, 2006 and has a material effect on our results of operations.  Upon adoption, SFAS 123R has required us to measure all share-based payment transactions, including those with employees, at fair value (most notably, this includes employee stock option grants, even where the exercise price is equal to the grant date fair market value).  Moreover, the fair values of share-based payment awards were recognized as expense in the statements of operations over the requisite service period of each award.  SFAS 123R also changed the manner in which deferred taxes were recognized on share-based payment awards, as well as the accounting for award modifications.  See the “Stock Based Compensation” section above.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements Nos. 133 and 140" (“SFAS 155”).  SFAS 155 allows companies to elect an accounting policy choice for so-called “hybrid instruments”.  A hybrid instrument is a contract that contains one or more embedded derivatives.  In many cases, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedge Accounting" (“SFAS 133”) requires that an embedded derivative be separated from the “host contract” and accounted for at fair value in the financial statements.  SFAS 155 removes the mandatory requirement to bifurcate an embedded derivative if the holder elects to account for the entire instrument – that is, both the host contract and the embedded derivative – at fair value, with subsequent changes in fair value recognized in earnings.  SFAS 155 is effective for all hybrid instruments acquired or issued on or after September 15, 2006 and may be applied to hybrid financial instruments that had been bifurcated under SFAS 133 in the past.  We do not believe that the adoption of SFAS 155 will have a significant effect on our financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140" (“SFAS 156”).  “Servicing” a financial asset means performing the necessary tasks to ensure that the debtor pays all amounts due on a timely basis. SFAS 156 requires recognition of a servicing asset or liability – at fair value – each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also stipulates the subsequent measurement for each class of servicing assets and liabilities, permitting either the “amortization method” or the “fair value measurement method” (in which changes in fair value are recognized in earnings).  The standard also specifies the presentation of servicing assets and liabilities in the financial statements and requires additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006.  We do not believe that the adoption of SFAS 156 will have a significant effect on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments.  These short-term investments, reported at an aggregate fair market value of $10,253,000 as of March 31, 2006, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations.  These securities are subject to market rate risk as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at March 31, 2006, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer.  While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.  Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe and Japan.  Although we transacted business in various foreign countries before the May 2004 sale of our non-Japan Thin Film business to MAST, settlements were usually based on the U.S. dollar.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the quarter ended March 31, 2006, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Christopher J. Calhoun, our Chief Executive Officer, and Mark E. Saad, our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of March 31, 2006, our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of its business.  As of March 31, 2006, we were not a party to any material legal proceeding.  We are not formally a party to the University of Pittsburgh patent litigation.

Item 1A.  Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this quarterly report on Form 10-Q.  Factors that could cause or contribute to differences in our actual results include those discussed below, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report on Form 10-Q.  Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We are subject to the following significant risks, among others:

We will need to raise more cash in the future

As of March 31, 2006, we had $17,239,000 of cash, cash equivalents and short-term investments; we have always had negative cash flows from operations.  Our regenerative cell business will continue to result in a substantial requirement for research and development expenses for several years, during which it could bring in no significant revenues.  We will need to obtain additional cash, through financings or special strategic transactions, by no later than 2007.  There can be no guarantee that adequate funds for our operations from any additional debt or equity financing, our operating revenues, arrangements with distribution partners or from other sources will be available when needed or on terms attractive to us.  The inability to obtain sufficient funds would require us to delay, scale back or eliminate some or all of our research or product development programs, manufacturing operations, clinical studies or regulatory activities as well as our ability to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, thus having a substantial negative effect on the results of our operations and financial condition.

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

The financial risk in this strategy is significant, particularly since our bioresorbable products are not currently independently cash-flow-positive.  Although we eliminated the negative cash flow of the early commercialization stage of the (non-Japan) Thin Film business by selling that business to MAST in May 2004, even our core spine and orthopedics implants business fell back into a negative cash flow position in 2004 due to the sharp reduction in orders from and sales to Medtronic.  This trend continued in 2005 despite stocking orders for the new MYSTIQUE™ line and the overall biomaterials cash flow remained negative in 2005 and the first quarter of 2006.

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

Olympus is entitled to designate the joint venture's chief executive officer and a majority of its board of directors, which means that day-to-day decisions which are not subject to a contractual veto will essentially be controlled by Olympus.  In addition, Olympus-Cytori, Inc. is likely to need more money than its initial capitalization in order to finalize development of and production of the future generation devices.  If we are unable to help provide future financing for Olympus-Cytori, Inc., our relative equity interest in Olympus-Cytori, Inc. may decrease.

Furthermore, under a License/Joint Development Agreement among Olympus-Cytori, Inc., Olympus, and us, Olympus will have a primary role in the development of Olympus-Cytori, Inc.'s future generation devices.  Although Olympus has extensive experience in developing medical devices, this arrangement will result in a reduction of our control over the development and manufacturing of the future generation devices.

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

We remain significantly dependent on Medtronic to generate sales revenues for all of our spine and orthopedics bioresorbable products.  The amount and timing of resources which may be devoted to the performance of Medtronic’s contractual responsibilities are not within our control.  There can be no guarantee that Medtronic will perform its obligations as expected or pay us any additional option or license fees.  There is also no guarantee that it will market any new products under the distribution agreements or that we will derive any significant revenue from such arrangements.  Medtronic’s sale of our products to end customers in 2004 and 2005 and the first quarter of 2006, and its rate of product orders placed with us in the same periods, disappointed our expectations with the exception of 2005 stocking orders for the new MYSTIQUE™ line.  2004 and 2005 results and the first quarter of 2006 were exceptionally weak, and we are significantly disappointed with the marketing efforts of Medtronic for our non-MYSTIQUE™ products at this time.  We recorded an inventory provision for slow-moving non-MYSTIQUE™ inventory in the second, third and fourth quarters of 2005.

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

Medtronic owns 6.4% of our stock, which may limit our ability to negotiate commercial arrangements optimally with Medtronic.  Although Medtronic has exclusive distribution rights to our co-developed spinal implants, it also distributes other products that are competitive to ours.  Medtronic might choose to develop and distribute existing or alternative technologies in preference to our technology in the spine, or preferentially market competitive products that can achieve higher profit margins.  We suspect that this has in fact been happening.

There can be no assurance that our interests will coincide with those of Medtronic or that disagreement over rights or technology or other proprietary interests will not occur. The loss of the marketing services provided by Medtronic (or the failure of Medtronic to satisfactorily perform these marketing services), or the loss of revenues generated by Medtronic, could have a substantial negative effect on our ability or willingness to continue our spine and orthopedics biomaterials business.

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

Our regenerative cell technology license agreement with the Regents of the University of California contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could significantly impact our ability to continue the development of the regenerative cell technology and commercialize related products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.  In addition, further legal risk arises from a lawsuit, recently filed by the University of Pittsburgh naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231 to the University of Pittsburgh, seeking a determination that its assignors, rather than the University of California’s assignors, are the true inventors of U.S. Patent No. 6,777,231. We are the exclusive, worldwide licensee of the University of California’s rights under this patent, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the University of Pittsburgh wins the lawsuit, our license rights to this patent could be nullified or rendered non-exclusive with respect to any third party that might license rights from the University of Pittsburgh, and our regenerative cell strategy could be impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2006, we issued 2,500 restricted and unregistered shares of our common stock to one of our consultants as an inducement to enter in to the consulting relationship.  The shares issued in this transaction were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act, as such sales did not involve a public offering; no broker or underwriter commissions were paid.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Material Agreements

None

Property

On May 24, 2005, we entered into a new lease for 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  We moved the majority of our operations to this new facility during the second half of 2005 and the first quarter of 2006.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  In addition, we are committed to providing a minimum of $837,000 in improvements to the facility.  As of March 31, 2006, we have made $3,055,000 in improvements to the facility.

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

On the properties stated above, we pay an aggregate of approximately $76,000 in rent per month.  The aggregate sublease amount is $6,000 per month.  Lease payments on the Callan Rd. location do not commence until June 2006.

Staff

As of March 31, 2006, we had 145 full-time employees, comprised of 9 employees in manufacturing, 94 employees in research and development, 3 employees in sales and marketing and 39 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our administrative organizations.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  A breakout by segment is as follows:

	Regenerative Cell Technology	MacroPore Biosurgery	Corporate	Total

Manufacturing	—	9	—	9
Research & Development	90	4	—	94
Sales and Marketing	2	1	—	3
General & Administrative	—	—	39	39
Total	92	14	39	145

Item 6.  Exhibits

10.31+	Exclusive Negotiation Agreement with Olympus, dated February 22, 2006

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on May 15, 2006.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: May 15, 2006		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: May 15, 2006		Mark E. Saad
Chief Financial Officer

CYTORI THERAPEUTICS, INC.

EXHIBIT INDEX

10.31+	Exclusive Negotiation Agreement with Olympus, dated February 22, 2006

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.