Form 10-Q
period 2006-06-30
CYTORI THERAPEUTICS, INC.
filed 2006-08-14
CIK 1095981

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 30, 2006, there were 15,642,436 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cytori Therapeutics, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Cytori Therapeutics, Inc. and subsidiaries (the Company) as of June 30, 2006, the related consolidated condensed statements of operations and comprehensive loss for the three and six month periods ended June 30, 2006, and the statements of cash flows for the six-month periods ended June 30, 2006 and 2005.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

San Diego, California
August 14, 2006

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	As of June 30, 2006	As of December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$2,379,000	$8,007,000
Short-term investments, available-for-sale	6,964,000	7,838,000
Accounts receivable, net of allowance for doubtful accounts of $4,000 and $9,000 in 2006 and 2005, respectively	344,000	816,000
Inventories, net	202,000	258,000
Other current assets	791,000	621,000

Total current assets	10,680,000	17,540,000

Property and equipment, net	5,351,000	4,260,000
Investment in joint venture	84,000	—
Other assets	521,000	458,000
Intangibles, net	1,411,000	1,521,000
Goodwill	4,387,000	4,387,000

Total assets	$22,434,000	$28,166,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,272,000	$6,129,000
Current portion of long-term obligations	928,000	952,000

Total current liabilities	5,200,000	7,081,000

Deferred revenues, related party	29,128,000	17,311,000
Deferred revenues	2,393,000	2,541,000
Option liabilities	2,191,000	5,331,000
Long-term deferred rent	897,000	573,000
Long-term obligations, less current portion	1,122,000	1,558,000

Total liabilities	40,931,000	34,395,000

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2006 and 2005	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 18,498,004 and 18,194,283 shares issued and 15,625,170 and 15,321,449 shares outstanding in 2006 and 2005, respectively	18,000	18,000
Additional paid-in capital	84,720,000	82,196,000
Accumulated deficit	(92,781,000)	(78,013,000)
Treasury stock, at cost	(10,414,000)	(10,414,000)
Accumulated other comprehensive loss	(40,000)	(16,000)

Total stockholders’ deficit	(18,497,000)	(6,229,000)

Total liabilities and stockholders’ deficit	$22,434,000	$28,166,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Product revenues, related party	$453,000	$1,477,000	$955,000	$3,232,000

Cost of product revenues	504,000	738,000	958,000	1,483,000

Gross (loss) profit	(51,000)	739,000	(3,000)	1,749,000

Development revenues:
Development	6,000	—	831,000	9,000
Research grant and other	57,000	64,000	63,000	89,000
	63,000	64,000	894,000	98,000
Operating expenses:
Research and development	6,021,000	3,465,000	11,197,000	6,581,000
Sales and marketing	473,000	337,000	974,000	728,000
General and administrative	3,608,000	2,292,000	6,824,000	4,358,000
Change in fair value of option liabilities	(2,665,000)	60,000	(3,140,000)	60,000

Total operating expenses	7,437,000	6,154,000	15,855,000	11,727,000

Operating loss	(7,425,000)	(5,351,000)	(14,964,000)	(9,880,000)

Other income (expense):
Interest income	183,000	54,000	379,000	109,000
Interest expense	(53,000)	(36,000)	(111,000)	(76,000)
Other expense, net	(1,000)	(26,000)	(6,000)	(39,000)
Equity loss from investment in joint venture	(17,000)	—	(66,000)	—

Total other income (expense)	112,000	(8,000)	196,000	(6,000)

Net loss	(7,313,000)	(5,359,000)	(14,768,000)	(9,886,000)

Other comprehensive (loss) income– unrealized holding (loss) income	(10,000)	14,000	(24,000)	14,000

Comprehensive loss	$(7,323,000)	$(5,345,000)	$(14,792,000)	$(9,872,000)

Basic and diluted net loss per common share	$(0.47)	$(0.37)	$(0.95)	$(0.70)

Basic and diluted weighted average common shares	15,592,293	14,379,849	15,510,586	14,168,234

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(14,768,000)	$(9,886,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,124,000	861,000
Inventory provision	70,000	46,000
Reduction in allowance for doubtful accounts	(5,000)	(3,000)
Change in fair value of option liabilities	(3,140,000)	60,000
Stock-based compensation expense	1,873,000	63,000
Equity loss from investment in joint venture	66,000	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	477,000	375,000
Inventories	(14,000)	(199,000)
Other current assets	(170,000)	83,000
Other assets	(63,000)	(157,000)
Accounts payable and accrued expenses	(2,144,000)	160,000
Deferred revenues, related party	11,817,000	7,811,000
Deferred revenues	(148,000)	(9,000)
Long-term deferred rent	324,000	—

Net cash used in operating activities	(4,701,000)	(795,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	33,222,000	22,089,000
Purchases of short-term investments	(32,372,000)	(23,242,000)
Purchases of property and equipment	(1,818,000)	(546,000)
Investment in joint venture	(150,000)	—

Net cash used in investing activities	(1,118,000)	(1,699,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(460,000)	(474,000)
Proceeds from exercise of employee stock options	651,000	15,000
Proceeds from sale of common stock	—	3,003,000
Proceeds from issuance of options	—	186,000

Net cash provided by financing activities	191,000	2,730,000

Net (decrease) increase in cash and cash equivalents	(5,628,000)	236,000

Cash and cash equivalents at beginning of period	8,007,000	2,840,000

Cash and cash equivalents at end of period	$2,379,000	$3,076,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$111,000	$80,000
Taxes	1,000	7,000

Supplemental schedule of non-cash investing and financing activities:
Additions to leasehold improvements included in accounts payable and accrued expenses	$287,000	$—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

1.              Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries, have been included.  Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information, refer to our consolidated financial statements for the year ended December 31, 2005 and footnotes thereto which were included in our Annual Report on Form 10-K, dated March 30, 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation.  In particular, effective January 1, 2006, we have presented the expense related to our stock-based compensation programs in the same lines as we classify cash compensation paid to the recipient employees. These expenses were shown as a separate line item in the prior year. See note 4 below for further details.

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

Our most significant estimates and critical accounting policies involve revenue recognition, evaluating goodwill and long-lived assets for impairment, accounting for product line dispositions and determining the fair value of stock options.

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

We measure the success of each operating segment based on operating results and, additionally, in the case of the regenerative cell technology segment, the achievement of key research objectives.  In arriving at our operating results for each segment, we use the same accounting policies as those used for our consolidated company and as described throughout this note.   However, segment operating results exclude allocations of company-wide general and administrative costs, and changes in fair value of our option liabilities.

Prior year results presented below have been developed on the same basis as the current year figures.  For all periods presented, we did not have any intersegment transactions.

The following tables provide information regarding the performance and assets of our operating segments:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues:
Regenerative cell technology	$57,000	$64,000	$746,000	$89,000
MacroPore Biosurgery	459,000	1,477,000	1,103,000	3,241,000
Total Revenues	$516,000	$1,541,000	$1,849,000	$3,330,000

Segment losses:
Regenerative cell technology	$(6,046,000)	$(2,660,000)	$(10,515,000)	$(5,052,000)
MacroPore Biosurgery	(436,000)	(339,000)	(765,000)	(410,000)
General and administrative expenses	(3,608,000)	(2,292,000)	(6,824,000)	(4,358,000)
Change in fair value of option liabilities	2,665,000	(60,000)	3,140,000	(60,000)
Total operating loss	$(7,425,000)	$(5,351,000)	$(14,964,000)	$(9,880,000)

	As of June 30,	As of December 31,
	2006	2005
Assets:
Regenerative cell technology	$10,362,000	$9,152,000
MacroPore Biosurgery	1,999,000	2,206,000
Corporate assets	10,073,000	16,808,000
Total assets	$22,434,000	$28,166,000

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

Beginning January 1, 2006, we have recognized compensation expense under SFAS 123R for the unvested portions of outstanding share-based awards previously granted under our (a) 2004 Equity Incentive Plan and (b) 1997 Stock Option and Stock Purchase Plan, over the periods these awards continue to vest.  This compensation expense is recognized based on the fair values and attribution methods that were previously disclosed in our prior period financial statements.

Prior to January 1, 2006, we applied the intrinsic value-based method of accounting for share-based payment transactions with our employees, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25”. Under the intrinsic value method, compensation expense was recognized only if the current market price of the underlying stock exceeded the exercise price of the share-based payment award as of the measurement date (typically the date of grant). Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123 and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we disclosed on a pro forma basis the net income and earnings per share that would have resulted had we adopted SFAS 123 for measurement purposes.

Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005

Expected term	6 years	6 years
Risk free Interest rate	3.99%	3.97%
Volatility	82.7%	81.5%
Dividends	—	—
Resulting weighted average grant date fair value	$2.18	$2.27

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS 123, we would have recorded the following net loss and net loss per share amounts:

	For the three months ended June 30, 2005	For the six months ended June 30, 2005

Net loss:
As reported	$(5,359,000)	$(9,886,000)
Add: Employee stock-based compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(689,000)	(1,417,000)
Pro forma	$(6,048,000)	$(11,303,000)

Basic and diluted loss per common share:
As reported	$(0.37)	$(0.70)
Pro forma	$(0.42)	$(0.80)

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

A summary of activity for the options under the 1997 and 2004 plans for the six months ended June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2006	5,784,741	$4.12
Granted	765,350	7.59
Exercised	(301,221)	2.17
Expired	(1,000)	4.96
Cancelled/forfeited	(103,334)	5.35
Balance as of June 30, 2006	6,144,536	$4.63

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of June 30, 2006	6,144,536	$4.63	6.3	$15,153,676
Vested and unvested expected to vest at June 30, 2006	6,021,336	$4.47	6.2	$14,992,825
Vested and exercisable at June 30, 2006	4,142,469	$4.20	5.0	$11,877,206

The total intrinsic value of stock options exercised was $1,684,684 and $316,850 for the six months ended June 30, 2006 and 2005, respectively.

The fair value of each option awarded during the six months ended June 30, 2006 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following assumptions:

Expected term	6 years
Risk free Interest rate	4.33-5.04%
Volatility	78.0-78.9%
Dividends	—
Resulting weighted average grant date fair value	$5.25

The expected term assumption was estimated using the “simplified method”, as described in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”).  This method estimates the expected term of an option based on the average of the vesting period and the contractual term of an option award.

The expected volatility assumption was based on the historical volatility of our common stock since the first day we became publicly traded (August 2000).

The weighted average risk-free interest rate represents the interest rate for treasury constant maturities published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, we use the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

The dividend yield has been assumed to be zero as we (a) have never declared or paid any dividends and (b) do not currently anticipate paying any cash dividends on our outstanding shares of common stock in the foreseeable future.

The following summarizes the total employee compensation cost recognized in the accompanying financial statements:

	For the six months ended June 30,
	2006	2005

Total compensation cost for share-based payment arrangements recognized in income (net of tax of $0)	$1,855,000	$—
Total compensation cost capitalized as part of the cost of an asset	$—	$—

As of June 30, 2006, the total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $5,406,000. These costs are expected to be recognized over a weighted average period of 2.0 years.

In calculating the fair value of option awards granted after January 1, 2006, we, for the most part, used the same methodologies and assumptions employed prior to our adoption of SFAS 123R.  For instance, our estimate of expected volatility is based exclusively on our historical volatility, since we have granted options that vest purely based on the passage of time and otherwise meet the criteria to exclusively rely on historical volatility, as set out in SAB 107.  We did, however, change our policy of attributing the cost of share-based payment awards granted after January 1, 2006 from the “graded vesting approach” to the “straight-line” method. We believe that this change more accurately reflects the manner in which our employees vest in an option award.

Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 were $651,000 and $15,000, respectively. No income tax benefits have been recorded related to these stock option exercises.  SFAS 123R prohibits recognition of tax benefits for exercised stock options until such benefits are realized.  As we presently have tax loss carryforwards from prior periods and expect to incur tax losses in 2006, we would not be able to benefit from the deduction for exercised stock options in the current reporting period.

To settle stock option awards that have been exercised, we will issue new shares of our common stock.  At June 30, 2006, we have an aggregate of 79,374,830 shares authorized and available to satisfy option exercises under our plans.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $0.

Award Modification

In May 2006, our Senior Vice President of Finance and Administration, Treasurer, and Principal Accounting Officer terminated full time employment with us.  In connection with his full-time employment termination, we extended the exercise period of his 204,997 vested stock options as of May 31, 2006 to December 31, 2007.  Moreover, we entered into a part-time employment agreement with him according to which all stock option vesting ceased as of May 31, 2006 and 75,003 non-vested stock options were cancelled on May 31, 2006.  We recorded an expense of $288,116 in the second quarter of 2006 related to the award modifications.  This charge reflects the incremental fair value of the extended vested stock options (over the fair value of the original awards at the modification date), as well as the remaining unamortized compensation cost associated with the cancelled non-vested option awards.  The $288,116 charge recorded in the second quarter of 2006 constitutes the entire expense related to these options, and no future period charges will be required.

Non-Employee Stock Based Compensation

In the first quarter of 2006, we granted 2,500 shares of restricted common stock to a non-employee scientific advisor. Because the shares granted are not subject to additional future vesting or service requirements, the stock based compensation expense of approximately $18,000 recorded in the first quarter of 2006 constitutes the entire expense related to this award, and no future period charges will be required. The stock is restricted only in that it cannot be sold for a specified period of time. There are no vesting requirements. This scientific advisor will also be receiving cash consideration as services are performed. The fair value of the stock granted was $7.04 per share based on the market price of our common stock on the date of grant.  There were no discounts applied for the effects of the restriction, since the value of the restriction is considered to be de minimis.  The entire charge of $18,000 was reported as a component of research and development expenses.

In the second quarter of 2005, we granted 20,000 shares of restricted common stock to a non-employee scientific advisor.  Because the shares granted are not subject to additional future vesting or service requirements, the stock based compensation expense of approximately $63,000 recorded in the second quarter of 2005 constitutes the entire expense related to this grant, and no future period charges will be required.  The fair value of the stock granted was $3.15 per share based on the market price of our common stock on the date of grant.  The stock is restricted only in that it cannot be sold for a specified period of time.  There are no vesting requirements.  This scientific advisor will also be receiving cash consideration as services are performed.

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

We evaluate our investments in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Based on our intent, our investment policies and our ability to liquidate debt securities, we classify short-term investment securities within current assets.  Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) within stockholders’ equity.  The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included as a component of interest income or interest expense.  The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense).  Based on such evaluation, management has determined that all investment securities (other than those classified as cash equivalents) are properly classified as available-for-sale.

We review the carrying values of our investments and write down such investments to estimated fair value by a charge to the statements of operations when the severity and duration of a decline in the value of an investment is considered to be other than temporary.  The cost of securities sold or purchased is recorded on the settlement date.

At June 30, 2006, the excess of carrying cost over the fair value of our short-term investments is immaterial.

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

During the second quarter of 2006, we recorded a provision of $70,000 for excess raw materials that we determined were  unlikely to be converted into finished goods and ultimately sold.

During the second quarter of 2005, we recorded a provision of $46,000, primarily for excess HYDROSORB™ inventory.  The inventory was produced in anticipation of stocking orders from Medtronic which did not materialize.  We determined it was more likely than not that the inventory would not be recovered.

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

During the quarter ended June 30, 2006, we recorded an additional $118,000 of depreciation expense to accelerate the estimated remaining lives for certain assets determined to be no longer in use.  These assets related to furniture and fixtures no longer in use due to our recent relocation as well as outdated computer software and related equipment.  The assets belong to both our regenerative cell technology and MacroPore Biosurgery operating segments.  We have recorded the charge as an increase to general and administrative expenses.  There was no similar charge for the same period in 2005.

8.                 Revenue Recognition

Product Sales

We sell our (non-Thin Film) MacroPore Biosurgery products to Medtronic, Inc. (“Medtronic”), a related party, under a Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002, as well as a Development and Supply Agreement dated January 5, 2000 and amended December 22, 2000 and September 30, 2002.  These revenues are classified as sales to related party in our statements of operations.

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

To date, we have not received any upfront license payments that are separable under EITF 00-21.  Accordingly, such license revenues have been combined with other elements, such as research and development activities, for purposes of revenue recognition.  For instance, we account for the license fees and milestone payments under the Distribution Agreement with Senko as a single unit of accounting.  Similarly, we have attributed the upfront fees received under the arrangements with Olympus Corporation (“Olympus”), a related party (see note 16), to a combined unit of accounting comprising a license we granted to Olympus-Cytori, Inc. (the “Joint Venture”), a related party, as well as development services we agreed to perform for this entity.

On February 22, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received $1,500,000 from Olympus, which is non-refundable but may be applied towards any definitive commercial collaboration in the future.  As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area.  The $1,500,000 payment was received in the second quarter of 2006 and recorded as deferred revenues, related party.  The deferred revenues, related party will be recognized as revenue either (i) in connection with other consideration received as part of a definitive commercial collaboration in the future, or (ii) when the exclusive negotiation period expires.

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

We received a total of $22,000,000 from Olympus and Olympus-Cytori, Inc. during 2005 in two separate but related transactions (see note 16).  Approximately $4,689,000 of this amount related to common stock that we issued, as well as two options we granted, to Olympus (see note 16 for further details).  Moreover, during the first quarter of 2006, we received $11,000,000 from the Joint Venture upon achieving the CE Mark on the Celution™ System.  Considering the $4,689,000 initially allocated to the common stock issued and the two options, we recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution™ System and certain related intellectual property, and (b) perform future development services related to commercializing the Celution™ System (see note 16).  As noted above, the license and development services are not separable under EITF 00-21.  Accordingly, we will recognize the $28,311,000 allocated to deferred revenues, related party, using a proportional performance methodology- that is, as we complete substantive milestones related to the development component of the combined accounting unit.  As of June 30, 2006, we have recognized $683,000 of the deferred revenues, related party as development revenues.   All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

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

Of the amounts received and deferred, we recognized development revenues of $148,000 and $9,000 in the first half of 2006 and 2005, respectively, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.  As noted above, the license and the milestone components of the Senko Distribution Agreement are accounted for as a single unit of accounting.  This single element of $3,000,000 in fees includes a $1,500,000 license fee which is potentially refundable.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined deliverable as we complete performance obligations under the Distribution Agreement with Senko.  We will not recognize the potentially refundable portion of the fees until the right of refund expires.  See note 18 for further details.

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

In the three and six months ended June 30, 2006, we recognized NIH grant revenue of $3,000 and $7,000 and incurred qualifying costs for the same amounts. For the three and six months ended June 30, 2005, we recognized NIH grant revenue of $62,000 and $85,000, respectively, and incurred qualifying costs of $61,000 and $83,000 for the same periods.

9.              Warranty

We provide a limited warranty under our agreements with our customers for products that fail to comply with product specifications.  We have recorded a reserve for estimated costs we may incur under our warranty program.

The following summarizes the movements in our warranty reserve, which is subcategorized under accounts payable and accrued expenses, at June 30, 2006 and 2005:

	As of January 1,	Additions- charges to expenses	Claims	As of June 30,
2006:
Warranty reserve	$155,000	$9,000	$—	$164,000
2005:
Warranty reserve	$102,000	$23,000	$—	$125,000

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2006 and 2005, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 5,793,786 for the three and six months ended June 30, 2006 and 1,534,393 and 1,533,893 for the three and six months ended June 30, 2005, respectively.

12.       Commitments and Contingencies

We have contractual obligations to make payments on leases of office and manufacturing space as follows:

Years Ending December 31,	Operating Leases

For the remainder of 2006	$1,030,000
2007	2,086,000
2008	1,556,000
2009	1,382,000
2010	707,000
Total	$6,761,000

On May 24, 2005, we entered into a lease for 91,000 square feet of space located at 3020 and 3030 Callan Road, San Diego, California.  The majority of our operations are located in this facility.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010. Payments for our Callan Road location commenced in June 2006.

Rent expense, which includes common area maintenance, for the six months ended June 30, 2006 and 2005 was $1,248,000 and $504,000, respectively.

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

13.       License Agreement

On October 16, 2001, StemSource, Inc. entered into an exclusive worldwide license agreement with the Regents of the University of California (“UC”), licensing all of UC’s rights to certain pending patent applications under prosecution by UC and (in part) by the University of Pittsburgh (“U Pitt”), for the life of these patents, with the right of sublicense.  The exclusive license currently relates to an issued patent (“Patent 6,777,231”) and various pending applications relating to Adipose Derived Stem Cells.  In November 2002, we acquired StemSource, and the license agreement was assigned to us.

The agreement calls for annual payments until such time as we begin commercial sales of any products utilizing the licensed technology.  Upon achieving commercial sales we will be required to pay variable royalties based on the net sales of products sold.  The royalties are further subject to minimum annual royalties increasing annually with a plateau in the fifth year.  In addition, we are obligated to pay certain milestone payments upon achieving any of the following: (a) the filing of an investigational new drug application, (b) applying for marketing approval, or (c) receiving marketing approval.  We may also be subject to a substantial change of control payment within 60 days of a change of control transaction.

Additionally, we are obligated to reimburse UC for patent prosecution costs on any patents pending including foreign applications.

Although our power as licensee to successfully use these rights to exclude competitors from the market is untested, we believe that the loss of all rights to Patent 6,777,231 could have a negative impact on our development of the regenerative cell technology and/or commercialization of related products.

The University of Pittsburgh filed a lawsuit in the fourth quarter of 2004, naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231 to U Pitt.  It was seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of Patent 6,777,231.  This lawsuit could subject us to significant costs and, if U Pitt wins the lawsuit, our license rights to this patent could be nullified or rendered non-exclusive with respect to any third party that might license rights from U Pitt.  Accordingly, if U Pitt wins the lawsuit, our regenerative cell strategy could have a negative effect on our technology.

We are not named as a party to the lawsuit but our president, Marc Hedrick, is a named individual defendant because he is one of the inventors identified on the patent.  We are providing substantial financial and other assistance to the defense of the lawsuit.

In the three and six months ended June 30, 2006, we expensed $861,000 and $1,366,000, respectively, related to this license.  For the same periods in 2005, we expensed $422,000 and $574,000.  These expenses have been classified as general and administrative expense in the accompanying consolidated financial statements.  We believe that the amount accrued as of June 30, 2006 is a reasonable estimate of our liability for the expenses incurred to date. We paid UC $240,000 against the related accrual on June 30, 2006.

14.       Long-term Obligations

In 2003, we entered into an Amended Master Security Agreement to provide financing for new equipment purchases.

As of June 30, 2006, the future contractual principal payments, for the remainder of 2006 and subsequent years, on all of our outstanding promissory notes related to the Amended Master Security Agreement are as follows:

Years Ending December 31,

Remainder of 2006	$491,000
2007	836,000
2008	544,000
2009	179,000
Total	$2,050,000

15.       Composition of Certain Financial Statement Captions

Inventories, net

As of June 30, 2006 and December 31, 2005, inventories, net, were comprised of the following:

	June 30,	December 31,
	2006	2005

Raw materials	$136,000	$232,000
Finished goods	66,000	26,000
	$202,000	$258,000

Other Current Assets

As of June 30, 2006 and December 31, 2005, other current assets were comprised of the following:

	June 30,	December 31,
	2006	2005

Prepaid expenses	$717,000	$506,000
Accrued interest receivable	51,000	77,000
Other receivables	23,000	38,000
	$791,000	$621,000

Property and Equipment, net

As of June 30, 2006 and December 31, 2005, property and equipment, net, were comprised of the following:

	June 30,	December 31,
	2006	2005

Manufacturing and development equipment	$4,918,000	$4,681,000
Office and computer equipment	2,540,000	2,682,000
Leasehold improvements	5,013,000	3,359,000
	12,471,000	10,722,000
Less accumulated depreciation and amortization	(7,120,000)	(6,462,000)
	$5,351,000	$4,260,000

Accounts Payable and Accrued Expenses

As of June 30, 2006 and December 31, 2005, accounts payable and accrued expenses were comprised of the following:

	June 30,	December 31,
	2006	2005

Accounts payable	$432,000	$933,000
Accrued legal fees	1,205,000	975,000
Accrued leasehold improvements	287,000	800,000
Accrued vacation	733,000	680,000
Accrued expenses	454,000	543,000
Accrued bonus	412,000	981,000
Accrued payroll	17,000	13,000
Accrued accounting fees	123,000	199,000
Deferred rent expense	238,000	138,000
Warranty reserve (note 9)	164,000	155,000
Accrued studies	207,000	712,000
	$4,272,000	$6,129,000

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

At the time we entered into the Purchase Agreement, we estimated the fair value of the option liability to be $186,000 based on the following assumptions:

•                                  Contractual term of 1.67 years,

•                                  Risk-free interest rate of 3.46%, and

•                                  Estimated share-price volatility of 59.7%

As of June 30, 2006 and December 31, 2005, we re-estimated the fair value of the option liability to be $591,000 and $3,731,000, respectively, based on the following assumptions:

•                                  Contractual term of 6 months and 1 year,

•                                  Risk-free interest rate of 5.24% and 4.38%, and

•                                  Estimated share-price volatility of 46.9% and 65.1%, respectively.

The decrease in the fair value by $3,140,000 for the six months ended June 30, 2006 was recorded in the statements of operations as a component of change in fair value of option liabilities.  This decrease was mainly attributable to the decline in our share price from December 31, 2005 to June 30, 2006 and due to the reduction in the remaining term due to normal lapse of time.

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

As of June 30, 2006, Olympus holds approximately 7.04% of our issued and outstanding shares.  If Olympus had chosen to exercise its option on June 30, 2006 to purchase all 2,200,000 shares, it would have held 18.51% of our outstanding common stock as of June 30, 2006.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Subsequent to the second quarter of 2006, we entered into another agreement with Olympus for the issuance of approximately 1.9 million shares of common stock for $11,000,000.  See note 19 for more details.

Formation of the Olympus-Cytori Joint Venture

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

We have determined that the Joint Venture is a variable interest entity (“VIE”) pursuant to FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At June 30, 2006, the carrying value of our investment in the Joint Venture is $84,000.

We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  In the first quarter of 2006, we contributed $150,000 to the Joint Venture.

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

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000.  At December 31, 2005, the fair value of the Put was $1,600,000, but decreased to $1,500,000 for the quarter ended March 31, 2006.    At June 30, 2006, the Put value increased to $1,600,000 and the change of $100,000 was recorded in the statements of operations as a component of Change in fair value of option liabilities. The Put value itself has been recorded in the caption Option liabilities in the balance sheet.

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

The following assumptions were employed in estimating the value of the Put at June 30, 2006 (these assumptions were not materially different from those used in valuing the Put as of November 4, 2005, and December 31, 2005):

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

•                  The risk free rate was assumed to be 5.15%.

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

As part of the various agreements with Olympus, we will be required, following commercialization of the Celution™ System, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of June 30, 2006.

Deferred revenues, related party

As of June 30, 2006, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for future services that we have agreed to perform on behalf of Olympus and the Joint Venture.  These services include completing preclinical and clinical studies, product development and seeking regulatory approval for the treatment of various therapeutic conditions with adult stem and regenerative cells residing in adipose (fat) tissue.  These services also include providing an exclusive and perpetual license to our device technology, including the Celution™ System and certain related intellectual property.

Pursuant to EITF 00-21, we have concluded that the license and development services must be accounted for as a single unit of accounting.  Refer to note 8 for a full description of our revenue recognition policy.

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

•                     Finished goods inventory of $177,000,

•                     Manufacturing and development equipment of $217,000, and

•                     Goodwill of $240,000.

Under this agreement we were contractually entitled to the following additional consideration (none of this consideration has been recognized in the financial statements):

•                     $200,000, payable only upon receipt of 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for a hernia wrap product (thin film combined product); and

•                     $2,000,000 on or before the earlier of (i) May 31, 2005, known as the “Settlement Date,” or (ii) 15 days after the date upon which MAST has hired a Chief Executive Officer (“CEO”), provided the CEO held that position for at least four months and met other requirements specified in the sale agreement.  Note that clause (ii) effectively means that we would not have received payment of $2,000,000 before May 31, 2005 unless MAST had hired a CEO on or before January 31, 2005 (four months prior to the Settlement Date).  Moreover, in the event that MAST had not hired a CEO on or before January 31, 2005, MAST may have (at its sole option and subject to the requirements of the sale agreement) alternatively provided us with a 19% equity interest in the MAST business that is managing the Thin Film assets at May 31, 2005 in lieu of making the $2,000,000 payment.    Our contention was that MAST did in fact hire a CEO on or before January 31, 2005, and thus, we were entitled to a $2,000,000 cash payment on or before May 31, 2005.

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

In exchange, MAST agreed to supply - at no cost to us - all required product for any necessary clinical study for the territory of Japan and to cooperate in the planning of such study.  However, if MAST exercises its Purchase Right or if we enter into a supply agreement with MAST for the territory of Japan, we would be obliged to reimburse MAST for any Thin Film product supplied in connection with the Japanese study at a cost of $50 per sheet.

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

19.       Subsequent Event

We believe we have substantially completed the negotiation of an agreement with UC to amend and restate the Exclusive License Agreement between the parties to provide for substantially revised and updated due diligence provisions, royalty provisions, sublicense fees, and other terms related to commercialization of the stem-cell-related inventions covered thereby.  The current understanding provides that we will issue 100,000 shares of common stock to UC upon execution of the amended and restated agreement, which is expected to occur in August 2006.  In addition, the agreement would clarify that we are responsible for the legal costs incurred by UC in connection with the U Pitt litigation.  The amended contract would also require us to pay UC minimum royalty and/or maintenance payments commencing in 2008.

In July 2006, we reduced our staff by approximately 18% predominantly due to our decreased emphasis on the MacroPore Biosurgery business line.  This will further streamline our operations by significantly decreasing our operating expenses.  It also reflects the increased focus on our regenerative cell technology and clinical development.

In August 2006, we entered into agreements to raise approximately $16.8 million from the sale of 2,918,255 shares of common stock at $5.75 per share from the shelf registration filed in May, 2006.  The purchase price was determined by our closing price on August 9, 2006.  Of the amount issued, Olympus has agreed to purchase $11.0 million while the balance has been agreed to by certain institutional investors.

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

Overview

Cytori Therapeutics, Inc. is a biotechnology company that specializes in the discovery and development of regenerative medicine therapies for cardiovascular disease, gastrointestinal disorders, spinal disc disease, and aesthetic and reconstructive surgery. Our primary focus is to advance adipose-derived stem and regenerative cell therapies into and through clinical trials and commercialize these therapies with an innovative cell processing device called the Celution™ System. This system automates the complex procedure for extracting and concentrating a patient’s stem and regenerative cells from his/her own adipose tissue at the bedside in about an hour.

The research and development of our adipose stem and regenerative cell therapies has been, and will continue to be, very costly in order to fund clinical trials, preclinical development, and basic research. Research and development expenses for the first half of 2006 increased substantially compared to the same period in 2005 primarily due to the increase in research and clinical development staff.  Concurrently, revenues from our MacroPore Biosurgery business have dropped significantly, which has widened our net losses and substantially reduced our cash position.

To address our funding requirements and bolster our cash reserves, we filed a shelf registration statement in May, 2006 to allow ourselves the ability to raise capital through the issuance of common stock, preferred stock, or warrants.  In August 2006, we entered into agreements to raise approximately $16.8 million from the sale of 2,918,255 shares of common stock at $5.75 per share.  The purchase price was determined by our closing price on August 9, 2006.  Of the amount issued, Olympus Corporation (“Olympus”) has agreed to purchase $11.0 million while the balance has been agreed to by certain institutional investors.

Additionally, Olympus holds an option to purchase up to 2.2 million shares of Cytori’s common stock before the end of the year. Finally, we are considering various alternatives which include seeking to divest our Thin Film and/or HYDROSORB™ products in exchange for cash and other considerations that will enable us to fund our research and development.

Subsequent to the end of the second quarter, we reduced our staff by approximately 18% predominantly due to our decreased emphasis on the MacroPore Biosurgery business line.  This will further streamline our operations by significantly decreasing our operating expenses.  It also reflects the increased focus on our regenerative cell technology and clinical development.

  Our increased research and development efforts year-to-date resulted in the achievement of many milestones. During this time, we received regulatory clearance on the clinical trial version of our Celution™ System in Europe (CE Mark). With this approval, we will initiate clinical studies to seek reimbursement and claims expansion so that we may market the device for specific therapeutic applications. In the second half of 2006, we expect to begin a clinical study using adipose stem and regenerative cells processing via the Celution™ System as a treatment for cardiovascular disease.

After the end of the second quarter, we reported data on an important preclinical porcine study evaluating the use of autologous adipose stem and regenerative cells processed via the Celution™ System for treating chronic ischemia, a severe form of coronary artery disease. The findings were that injection of adipose stem and regenerative cells into ischemic areas of a heart imparted a statistically significant improvement in ejection fraction, a measure of the heart’s pumping efficiency, and ventricular wall thickness, which may slow the deterioration of its pumping ability.  We believe the mechanism by which this benefit was imparted is through angiogenesis, which promotes blood vessel growth and increases perfusion in and around the ischemic area.

During the second quarter, the first three patients were treated in an investigator-initiated study in Japan utilizing our Celution™

System to investigate the use of adipose stem and regenerative cells in breast reconstruction following a partial mastectomy. This application could serve as an alternative to a synthetic implant or a complicated surgical procedure. We are evaluating proposals from other researchers at this time in Europe and Japan which could result in us providing Celution™ Systems to select centers in the future.

Transactions with Olympus

During 2005 and 2006, we entered into a number of strategic and collaboration arrangements with Olympus.  In the second quarter of 2005, Olympus purchased 1,100,000 shares of our common stock.  In addition, we granted Olympus an option to purchase up to 2,200,000 additional shares of common stock at $10.00 per share; this option expires December 31, 2006.   Olympus was also given a right to nominate one of our Directors, but has not yet exercised this right.  We received $11,000,000 from Olympus upon signing this agreement.

On November 4, 2005, we formed a joint venture with Olympus called Olympus-Cytori, Inc. (the “Joint Venture”).  We received $11,000,000 in cash from the Joint Venture, the source of which was from Olympus’ initial investment in the entity.

The Joint Venture plans to develop and manufacture future generation devices (based on our existing Celution™ System) that will process and purify adult stem and regenerative cells residing in adipose tissue, also known as fat.  The Joint Venture alliance creates synergies between two companies that share the same vision for regenerative medicine.  Olympus, as a worldwide leader in the development of innovative medical products, will contribute its expertise in engineering, manufacturing and servicing of sophisticated devices. In parallel, we will increase our focus on the development of therapeutic applications for adipose stem and regenerative cells for multiple large markets.  Together, this alignment enables the creation of a premier brand of devices for regenerative medicine, to be sold by us.

As a result of the various arrangements with Olympus, we received $22,000,000 in cash during 2005.  We also received an additional $11,000,000 milestone payment in January 2006 after obtaining a CE Mark for the first generation Celution™ System.  Subsequent to the second quarter of 2006, we also entered into an agreement with Olympus to issue an additional 1,913,043 shares for an aggregate amount of $11,000,000.  We may possibly receive even more cash proceeds if Olympus decides to exercise its option to purchase 2,200,000 shares of Cytori common stock.

We have been using and plan to continue to use the $33,000,000 in cash proceeds received, as well as the $11,000,000 expected in the third or fourth quarter of 2006, to fund the development activities that are necessary to support the commercialization of future generation devices based on our Celution™ System.  These development activities include performing preclinical and clinical trials, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.

In connection with the joint venture arrangement with Olympus, Cytori is provided with a source of revenue in near- and medium- term.  Initially, we recorded $28,311,000 as deferred revenues, related party, a liability account, in the consolidated balance sheet.

This balance sheet account represents unearned payments for future services that we have agreed to perform on behalf of the Joint Venture.  As we complete our future service obligations, we will recognize income (using a proportional performance methodology) and reduce the deferred revenues, related party account.  Specifically, we have recognized a portion of the $28,311,000 as revenue and will continue to do so through 2009.  The exact timing of when amounts will be reported as development revenue will depend on internal factors (for instance, our ability to complete the service obligations we have agreed to perform) as well as external considerations, including obtaining the necessary regulatory approvals for various therapeutic applications related to the Celution™ System.   In the first half of 2006, we recognized $683,000 of the deferred revenues, related party as development revenues.

As part of the various agreements with Olympus, we will be required, following commercialization of the Celution™ System, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of June 30, 2006 and therefore no amounts related to this guarantee are reflected on the statement of financial position.

In certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to us at the higher of (a) $22,000,000 or (b) their fair value (the “Put”).   These put and call rights are contingent on events that are unlikely to occur.  Nonetheless, accepted valuation techniques suggest that the put right has a value of approximately $1,600,000 as of June 30, 2006.  This value has been recorded as a component of Option liabilities in our balance sheet.  Note that the put right is perpetual.

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

On February 22, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received $1,500,000 from Olympus, which is non-refundable but may be applied towards any definitive commercial collaboration in this therapeutic area in the future.  As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area.    The $1,500,000 represents a portion of the deferred revenues, related party account in the balance sheet and will be recognized as revenue either (i) in connection with other consideration received as part of a definitive commercial collaboration in the future, or (ii) when the exclusive negotiation period expires.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  To date we have recognized a total of $357,000 in development revenues ($148,000 and $9,000 for the six months ended 2006 and 2005, respectively).

The previously mentioned 2004 sale agreement granted MAST a “Purchase Right” to acquire, at any time before May 31, 2007, our Thin Film-related interests and rights for Japan.  If MAST chooses to exercise the Purchase Right between now and May 31, 2007, the exercise price of the Purchase Right will be equal to the fair market value of the Japanese business, but in no event will be less than $3,000,000.  Moreover, until May 31, 2007, MAST has a right of first refusal to match the terms of any outside offer to buy our Japanese Thin Film business.

Stock-Based Compensation

In January 2006, we adopted Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”).  SFAS 123R requires us to measure all share-based payment awards granted after, or that were unvested as of, January 1, 2006 at fair value.

We have recognized non-employee stock-based compensation expense of $18,000 and $63,000 for the six months ended June 30, 2006 and 2005, respectively. We adopted SFAS 123R using the modified prospective method of transition. Employee stock-based compensation expense of $1,855,000 was recorded for the six months ended June 30, 2006, but no comparable charge for employee stock-based compensation was reported in the six months ended June 30, 2005.  Specifically, we recorded compensation expense for:

•                  Awards granted after January 1, 2006, and

•                  The unvested portion of previously granted awards outstanding at the date of adoption.

Awards granted to employees prior to our implementation of SFAS 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net loss in the accompanying statement of operations for the six months ended June 30, 2005, as all options granted had exercise prices equal to the market value of the underlying common stock on the date of grant.

As of June 30, 2006, the total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $5,406,000. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

Since the adoption of SFAS 123R, we have not made any changes to the types of awards we have historically granted to our employees.  However, upon termination of our Senior Vice President of Finance and Administration, Treasurer, and Principal Accounting Officer in May 2006, we have extended his post-separation exercise period on his vested stock options until December 31, 2007.  This modification was based on a business decision related to the award of a specific individual and is not in any way related to the implementation of SFAS 123R.

Results of Operations

Product revenues

Product revenues relate to our MacroPore Biosurgery segment and include revenues from our spine and orthopedic products.  The following table summarizes the components for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences

Spine and orthopedics products	$453,000	$1,477,000	$(1,024,000)	(69.3)%	$955,000	$3,232,000	$(2,277,000)	(70.5)%
% attributable to Medtronic	100%	100%			100%	100%

Spine and orthopedic product revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures.  These revenues were primarily related to orders during the three and six months ended June 30, 2006 for our radiographically identifiable Spine System products, marketed under the name MYSTIQUE™, which Medtronic, our sole distributor of spine and orthopedic products, launched in the third quarter of 2005.  This product represents the latest design addition to our family of HYDROSORB™ products.  Revenues in the second quarter of 2005 were dominated by pre-launch stocking orders for our MYSTIQUE™ products.  However, subsequent to the product launch in the third quarter of 2005, Medtronic has substantially decreased its orders of this product.  As a result of this decrease, we experienced negative profit margins for our MacroPore Biosurgery segment for the three and six months ended June 30, 2006.

Note that Medtronic owns approximately 6.4% of our outstanding common stock as of June 30, 2006.

The future:  Our revenue from spine and orthopedic products is dependent upon the market’s adoption of our technology, which is largely dependent upon Medtronic’s marketing efforts and pricing strategies. Therefore our visibility of the size and timing of MYSTIQUE™ orders is limited.  Since we rely on Medtronic’s ability and commitment to build and expand the market share for our products and we have been disappointed in the past by their effort at such, it is possible that we will not receive more than minimal orders for the MYSTIQUE™ portion of the HYDROSORB™ product line during the remainder of 2006.  Since it is unlikely that we will see significant sales of the current non-MYSTIQUE™ products any time in the future, it is likely that we will continue to see negative profit margins for MacroPore Biosurgery going forward.

Currently, all product revenues are attributable to Medtronic now that domestic Thin Film revenues have ceased.  This may change when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of product revenues

Cost of product revenues relates to our MacroPore Biosurgery segment and includes material, manufacturing labor, overhead costs and an inventory provision.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences

Cost of product revenues	$412,000	$692,000	$(280,000)	(40.5)%	$840,000	$1,437,000	$(597,000)	(41.5)%
Inventory provision	70,000	46,000	24,000	52.2%	70,000	46,000	24,000	52.2%
Stock-based compensation	22,000	—	22,000	—	48,000	—	48,000	—
Total cost of product revenues	$504,000	$738,000	$(234,000)	(31.7)%	$958,000	$1,483,000	$(525,000)	(35.4)%
Total cost of product revenues as% of product revenues	111.3%	50.0%			100.3%	45.9%

MacroPore Biosurgery:

•                  As our product revenues are currently generated only through sales of bioresorbable products, cost of revenues is related only to our MacroPore Biosurgery segment.

•                  Total cost of product revenues, as a percent of product revenues, increased by 122.7% and 118.6% for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005.  The change for the three and six months ended June 30, 2006 as compared to the same periods in 2005 was due primarily to fixed labor and overhead costs applied to declining product revenues in the periods.  As MacroPore Biosurgery product revenues have declined, gross margins have been negatively affected by fixed costs.  In fact, for the three and six months ended June 30, 2006, we experienced negative profit margins.

•                 Excess manufacturing costs — that is, costs resulting from lower than “normal” production levels - expensed during the three and six months ended June 30, 2006 were $321,000 and $642,000 as compared to $89,000 and $191,000 in the same periods in 2005.

•                 Cost of product revenues in 2006 includes approximately $22,000 and $48,000 of stock-based compensation expense for the three and six months ended June 30, 2006, respectively.   There was no similar expense in 2005.  For further details, see stock-based compensation discussion below.

•                 During the second quarters of 2006 and 2005, we recorded provisions of $70,000 and $46,000, respectively, related to excess inventory.

The future.  The lack of orders from Medtronic deprives us of economies of scale and has and will continue to negatively impact our margins.  If demand for our MYSTIQUE™ products, which depends largely on Medtronic’s marketing efforts, does not increase substantially during the remainder of 2006, this segment will remain unprofitable and we will continue to incur excess manufacturing costs similar to amounts we recorded in the first half of 2006.

It appears that the spine and orthopedics business is not succeeding under our stewardship. Although the business is not succeeding as we had hoped, we performed an analysis and determined that none of the related assets are impaired. We are considering divestment and other strategic alternatives for this line of business.

Development revenues

The following table summarizes the components of our development revenues for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Regenerative cell technology:
Development (Olympus)	$—	$—	$—	—	$683,000	$—	$683,000	—
Research grant (NIH)	3,000	62,000	(59,000)	(95.2)%	7,000	85,000	(78,000)	(91.8)%
Regenerative cell storage services and other	54,000	2,000	52,000	2,600.0%	56,000	4,000	52,000	1,300.0%
Total regenerative cell technology	57,000	64,000	(7,000)	(10.9)%	746,000	89,000	657,000	738.2%

MacroPore Biosurgery:
Development (Senko)	6,000	—	6,000	—	148,000	9,000	139,000	1,544.4%
Total development revenues	$63,000	$64 ,000	$(1,000)	(1.6)%	$894,000	$98,000	$796,000	812.2%

Regenerative cell technology:

•                  We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the three and six months ended June 30, 2006, we recognized $0 and $683,000 of revenue associated with our arrangements with Olympus.  The revenue recognized in the first quarter of 2006 was a result of completion of a pre-clinical study and a milestone payment upon receipt of a CE mark for the first generation Celution™ System.

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

During the three and six months ended June 30, 2006, we incurred $17,000 and $86,000 in expenditures, of which $3,000 and $7,000 were qualified.  We recorded a total of $3,000 and $7,000 in revenues for the three and six months ended June 30, 2006, respectively, which include allowable grant fees as well as cost reimbursements.   During the three and six months ended June 30, 2005, we incurred $61,000 and $83,000 of costs, of which all were qualified.  We also earned $1,000 and $2,000 in allowable NIH grant fees, for a total of $62,000 and $85,000, respectively, in reimbursements during these same periods.  We recorded revenues for the same amount.

MacroPore Biosurgery:

Under a Distribution Agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•                  Upon notifying Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we were entitled to a nonrefundable payment of $1,250,000.  We so notified Senko on September 28, 2004, received payment in October of 2004, and recorded deferred revenues.  As of June 30, 2006, of the amount deferred, we have recognized development revenues of $357,000 ($148,000 in 2006, $51,000 in 2005, and $158,000 in 2004).

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

The future:  We expect that revenues from our regenerative cell technology segment will increase significantly during the remainder of 2006.  This is because we expect to be able to recognize a greater portion of the deferred revenues, related party account associated with our arrangements with Olympus.  Specifically, we anticipate completing four pre-clinical studies and certain phases of our product development performance obligations during the remainder of 2006.  If we are successful in completing these activities, we will recognize approximately $3,338,000 in revenues in 2006.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete the service obligations we have agreed to perform) as well as external considerations, including obtaining the necessary regulatory approvals for various therapeutic applications related to the Celution™ System.

We are entitled to receive up to $850,000 in grants related to Adipose-Derived Cell Therapy for Myocardial Infarction as defined by the NIH grant agreement for Phase II research.  As of June 30, 2006, we have received and recognized $547,000 of such funding.  We expect to incur additional “qualifying expenses” of approximately $303,000 during 2006.  Subject to satisfactory progress toward meeting the goals and objectives of our grant application, we expect to recognize any remaining grant revenues during 2006.

We will continue to recognize revenue from the development work we are performing on behalf of Senko, based on the relative fair value of the milestones completed to the total efforts expected to be necessary to obtain regulatory clearance with the MHLW.  Obtaining regulatory clearance with the MHLW for initial commercialization is expected in 2006.  Accordingly, we expect to recognize approximately $1,143,000 (consisting of $893,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement in 2006.  Moreover, we expect to recognize $500,000 per year associated with deferred Senko license fees over a three-year period following commercialization as the refund rights associated with the license payment expire.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies, and in 2006, clinical studies.  The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Regenerative cell technology:
Regenerative cell technology	$3,914,000	$2,600,000	$1,314,000	50.5%	$6,980,000	$4,995,000	$1,985,000	39.7%
Joint Venture	1,513,000	—	1,513,000	—	2,866,000	—	2,866,000	—
Research grants (NIH)	17,000	61,000	(44,000)	(72.1)%	86,000	83,000	3,000	3.6%
Stock-based compensation	261,000	63,000	198,000	314.3%	541,000	63,000	478,000	758.7%
Total regenerative cell technology	5,705,000	2,724,000	2,981,000	109.4%	10,473,000	5,141,000	5,332,000	103.7%

MacroPore Biosurgery:
Bioresorbable polymer implants	271,000	711,000	(440,000)	(61.9)%	588,000	1,373,000	(785,000)	57.2%
Development milestone-Senko	37,000	30,000	7,000	23.3%	115,000	67,000	48,000	71.6%
Stock-based compensation	8,000	—	8,000	—	21,000	—	21,000	—
Total MacroPore Biosurgery	316,000	741,000	(425,000)	(57.4)%	724,000	1,440,000	(716,000)	49.7%
Total research and development expenses	$6,021,000	$3,465,000	$2,556,000	73.8%	$11,197,000	$6,581,000	$4,616,000	70.1%

Regenerative cell technology:

•              Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose (fat) tissue as a source for autologous regenerative cells for therapeutic applications. The increases in regenerative cell technology expenses for the three and six months ended June 30, 2006 as compared to the same periods in 2005 resulted primarily from the hiring of additional researchers, engineers and support staff. For the quarter ended June 30, 2006, labor-related expenses, not including stock-based compensation, decreased by $63,000 as compared to the same period in 2005. We incurred an additional $222,000 in labor-related expenses, not including stock based compensation, during the six months ended June 30, 2006 as compared with the same periods in 2005. This is due to the addition of 16 employees (some of which work exclusively on the device discussed below) to the research and development team in the last year. Professional services expense, which includes preclinical study costs, increased by $433,000 and $121,000 for the three and six months ended June 30, 2006 as compared to the same periods in 2005. Rent and utilities expense increased by $322,000 and $687,000 in the three and six months ended June 2006 as compared to 2005 due to the addition of our new facility. Other supplies increased by $183,000 and $151,00 during the three and six months ended June 30, 2006 as compared to 2005. Other increases included repairs and maintenance of $188,000 and $229,000, travel of $86,000 and $195,000 and depreciation expense of $144,000 and $288,000, respectively, during the three and six months ended June 30, 2006 as compared to the same periods in 2005. The majority of the remainder of the increases for the three and six months ended June 30, 2006 as compared with the same periods in 2005 related to increases of miscellaneous expenses of $21,000 and $92,000.

•              Expenditures related to the Joint Venture with Olympus include costs that are necessary to support the commercialization of future generation devices based on our Celution™ System.  These development activities include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.  For the three and six months ended June 30, 2006, costs associated with the development of the device were $1,513,000 and $2,866,000.  These expenses were composed of $806,000 and $1,505,000 in labor and related benefits, $381,000 and $739,000 in consulting and other professional services, $214,000 and $439,000 in supplies and $112,000 and $183,000 in other miscellaneous expense, respectively.  There were no comparable expenditures for the three and six months ended June 30, 2005.

•              In 2004, we entered into an agreement with the NIH to reimburse us for up to $950,000 (Phase I $100,000 and Phase II $850,000) in “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. For the three and six months ended June 30, 2006, we incurred $17,000 and $86,000 of direct expenses relating entirely to Phase II ($14,000 and $79,000 of which were not reimbursed, respectively).  To date, we have incurred $732,000 of direct expenses ($96,000 of which were not reimbursed) relating to both Phases I and II of the agreement.

•              Stock-based compensation for the regenerative cell technology segment of research and development was $262,000 and $541,000 for the three and six months ended June 30, 2006, respectively.  Stock-based compensation for the three and six months ended June 30, 2005 was $63,000 and $63,000, respectively.  See stock-based compensation discussion below for more details.

MacroPore Biosurgery:

•              Our bioresorbable polymer surgical implants platform technology is used for development of spine and orthopedic products.  The decrease in research and development costs associated with bioresorbable polymer implants for the three and six months ended June 30, 2006 as compared with the same period in 2005 was due primarily to our shift in focus to our regenerative cell technology segment.  For example, labor and related benefits expense decreased by $377,000 for the six months ended June 30, 2006 as compared to the same period in 2005.  This was due primarily to a redistribution of labor resources from one segment to the other.

•              Under a Distribution Agreement with Senko we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  During the three and six months ended June 30, 2006 we incurred $37,000 and $115,000, respectively, of expenses related to this regulatory and registration process.  We incurred $30,000 and $67,000 of expenses for the same periods in 2005.

•              Stock-based compensation for the MacroPore Biosurgery segment of research and development for the three and six months ended June 30, 2006 was $8,000 and $21,000, respectively.  There was no similar expense for 2005.  See stock-based compensation discussion below for more details.

The future.  Our strategy is to continue to increase our research and development efforts in the regenerative cell field and we anticipate expenditures in this area of research to total approximately $20,000,000 to $22,000,000 in 2006.  We are researching therapies for spine and orthopedic conditions, gastrointestinal disorders and new approaches for aesthetic and reconstructive surgery.  The expenditures will primarily relate to developing therapeutic applications and conducting preclinical and clinical studies on adipose-derived stem and regenerative cells.

We were successful with Phase I of the NIH research on Adipose-Derived Cell Therapy for Myocardial Infarction.  Therefore, we were awarded Phase II of the NIH research grant.  We expect approximately $303,000 of additional qualifying research expenses to be incurred related to Phase II of this project during the remainder of 2006.

We continue to reduce research and development expenditures in the bioresorbable platform technology, and they will continue to be significantly less than our regenerative cell business research and development expenditures.  We anticipate expenditures in this area of research to total approximately $1,000,000 in 2006.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, and promotional activities and materials.  Medtronic is responsible for the distribution, marketing and sales support of our spine and orthopedic devices.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Regenerative cell technology:
International sales and marketing	$313,000	$—	$313,000	—	$600,000	$—	$600,000	—
Stock-based compensation	87,000	—	87,000	—	188,000	—	188,000	—
Total regenerative cell technology	400,000	—	400,000	—	788,000	—	788,000	—

MacroPore Biosurgery:
General corporate marketing	47,000	103,000	(56,000)	(54.4)%	130,000	251,000	(121,000)	(48.2)%
International sales and marketing	24,000	234,000	(210,000)	(89.7)%	47,000	477,000	(430,000)	(90.1)%
Stock-based compensation	2,000	—	2,000	—	9,000	—	9,000	—
Total MacroPore Biosurgery	73,000	337,000	(264,000)	(78.3)%	186,000	728,000	(542,000)	(74.5)%
Total sales and marketing expenses	$473,000	$337,000	$136,000	40.4%	$974,000	$728,000	$246,000	33.8%

Regenerative Cell Technology:

•                     International sales and marketing expenditures for the three and six months ended June 30, 2006, relate primarily to salaries expense for employees involved in business development.  The main emphasis of these newly-formed functions is to seek strategic alliances and/or co-development partners for our regenerative cell technology, which we began to focus on in the third quarter of 2005.  There were no comparable expenses for the three and six months ended June 30, 2005.

•                     Stock-based compensation for the regenerative cell segment of sales and marketing for the three and six months ended June 30, 2006 was $87,000 and $188,000, respectively.  There was no similar expense in 2005.  See stock-based compensation discussion below for more details.

MacroPore Biosurgery:

•                  General corporate marketing expenditures relate to expenditures for maintaining our corporate image and reputation within the research and surgical communities.  The decreases in the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 were due to a shift in focus towards our regenerative cell technology marketing, thus we reduced headcount in biomaterials and general corporate marketing.

•              International sales and marketing expenditures relate to costs associated with developing an international bioresorbable Thin Film distributor and supporting a bioresorbable Thin Film sales office in Japan.  The decreased spending in 2006 as compared to 2005 relates to a significant headcount decrease in this marketing group as MHLW approval for commercialization has been delayed from our original expectation.

•              Stock-based compensation for the MacroPore Biosurgery segment of sales and marketing for the three and six months ended June 30, 2006 was $2,000 and $9,000, respectively.  There was no similar expense in 2005.  See stock-based compensation discussion below for more details.

The future.  We project that general corporate marketing as well as our MacroPore Biosurgery international sales and marketing expenditures will remain reasonably stable for the remainder of 2006.  We also expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue and expand our pursuit of strategic alliances and co-development partners.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
General and administrative	$2,919,000	$2,292,000	$627,000	27.4%	$5,758,000	$4,358,000	$1,400,000	32.1%
Stock-based compensation	689,000	—	689,000	—	1,066,000	—	1,066,000	—
Total general and administrative expenses	$3,608,000	$2,292,000	$1,316,000	57.4%	$6,824,000	$4,358,000	$2,466,000	56.6%

•              Legal expenses increased by $541,000 for the six months ended June 30, 2006, as compared with 2005, primarily due to legal expenses incurred in connection with the University of Pittsburgh’s lawsuit challenging inventorship of our licensor’s U.S. patent relating to adult stem cells isolated from adipose tissue.  The increase in other professional services costs of $396,000 for the six months ended June 30, 2006 also contributed to the increase in general and administrative expense.  Depreciation expense increased by $102,000 for the six months ended June 30, 2006 as compared to the same period.  A remaining increase of $361,000 for the same period resulted from various other miscellaneous expenses.

•              In the second quarter of 2006, we recorded an additional $118,000 of depreciation expense to accelerate the estimated remaining lives for certain assets determined to be no longer in use.  These assets related to furniture and fixtures no longer in use due to our recent relocation as well as outdated computer software and related equipment.  The assets belong to both our regenerative cell technology and MacroPore Biosurgery operating segments.  We have recorded the charge as an increase to general and administrative expenses.  There was no similar charge for the same period in 2005.

•              Stock-based compensation related to general and administrative expense for the three and six months ended June 30, 2006 was $689,000 and $1,066,000, respectively.  There was no similar expense in 2005.  See stock-based compensation discussion below for more details.

The future.  We expect general and administrative expenses to remain steady or increase slightly, so as to be approximately $9,000,000 to $10,000,000 in 2006.  We prefer to minimize the ratio of these expenses to research and development expenses, and therefore we are implementing efforts to restrain general and administrative expense, including the elimination of certain management positions.

Subsequent to the end of the second quarter, we reduced our staff by approximately 18% predominantly due to our decreased emphasis on the MacroPore Biosurgery business line.  This will further streamline our operations by significantly decreasing our operating expenses.  It also reflects the increased focus on our regenerative cell technology and clinical development.

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

Stock-based compensation expenses

As noted previously, we adopted SFAS 123R on January 1, 2006.  Prior period figures have not been restated and therefore are not comparable to the current year presentation.

The following table summarizes the components of our stock based compensation for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Regenerative cell technology:
Research and development related	$261,000	$63,000	$198,000	314.3%	$541,000	$63,000	$478,000	758.7%
Sales and marketing related	87,000	—	87,000	—	188,000	—	188,000	—
Total regenerative cell technology	348,000	63,000	285,000	452.4%	729,000	63,000	666,000	1,057.1%

MacroPore Biosurgery:
Cost of product revenues	22,000	—	22,000	—	48,000	—	48,000	—
Research and development related	8,000	—	8,000	—	21,000	—	21,000	—
Sales and marketing related	2,000	—	2,000	—	9,000	—	9,000	—
Total MacroPore Biosurgery	32,000	—	32,000	—	78,000	—	78,000	—

General and administrative related	689,000	—	689,000	—	1,066,000	—	1,066,000	—
Total stock based compensation	$1,069,000	$63,000	$1,006,000	1,596.8%	$1,873,000	$63,000	$1,810,000	2,873.0%

Regenerative cell technology:

•              In the first quarter of 2006, we granted 2,500 shares of restricted common stock to a non-employee scientific advisor. Similarly in the second quarter of 2005, we granted 20,000 shares of restricted common stock to a non-employee scientific advisor. Because the shares granted are not subject to additional future vesting or service requirements, the stock-based compensation expense of $18,000 recorded in the second quarter of 2006 (and $63,000 recorded in the second quarter of 2005) constitute the entire expenses related to these grants, and no future period charges will be reported.  The stock is restricted only in that it cannot be sold for a specified period of time.  There are no vesting requirements.  The scientific advisors also receive cash consideration as services are performed.

•              Of the $689,000 charge to general and administrative expense, approximately $288,000 related to the award modification for the termination of the full-time employment of our former Senior Vice President of Finance and Administration in exchange for part-time employment.  This represents the incremental fair value of the extended vested stock options (over the fair value of the original awards at the modification date), as well as the remaining unamortized compensation cost associated with the cancelled non-vested option awards.  There will be no further charges related to this modification.

The future.  We will continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their terms.  As of June 30, 2006, the total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $5,406,000. These costs are expected to be recognized over a weighted average period of 2.0 years.

Change in fair value of option liabilities

The following is a table summarizing the change in fair value of option liabilities for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Change in fair value of option liability.	$(2,765,000)	$60,000	$(2,825,000)	(4,708.3)%	$(3,140,000)	$60,000	$(3,200,000)	(5,333.3)%
Change in fair value of put option liability	100,000	—	100,000	—	—	—	—	—
Total change in fair value of option liabilities	$(2,665,000)	$60,000	$(2,725,000)	(4,541.7)%	$(3,140,000)	$60,000	$(3,200,000)	(5,333.3)%

•              We granted Olympus an option to acquire 2,200,000 shares of our common stock which expires December 31, 2006.  The exercise price of the option shares is $10 per share.  We have accounted for this grant as a liability because upon the exercise of the option, we will be required to deliver listed shares of our common stock to settle the option shares.  In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, “ the fair value of this option has been re-measured at the end of each quarter, using the Black-Scholes option pricing model, with the movement in fair value reported in the statement of operations as a change in fair value of option liabilities.  At June 30, 2006, the contractual term, interest rate and volatility assumptions used in the Black-Scholes option pricing model were 6 months, 5.24% and 46.9%, respectively.

•              In reference to the Joint Venture, the Shareholders’ Agreement between Cytori and Olympus provides that in certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to us at the higher of (a) $22,000,000 or (b) their fair value (the “Put”).  The Put value has been classified as a liability.

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

The following assumptions were employed in estimating the value of the Put at June 30, 2006 (these assumptions were not materially different from those used in valuing the Put as of November 4, 2005, December 31, 2005 and March 31, 2006):

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

•              The risk free rate was assumed to be 5.15%.

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

Financing items

The following table summarizes interest income, interest expense, and other income and expenses for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Interest income	$183,000	$54,000	$129,000	238.9%	$379,000	$109,000	$270,000	247.7%
Interest expense	(53,000)	(36,000)	(17,000)	47.2%	(111,000)	(76,000)	(35,000)	46.1%
Other income (expense)	(1,000)	(26,000)	25,000	(96.2)%	(6,000)	(39,000)	33,000	(84.6)%
Total	$129,000	$(8,000)	$137,000	(1,712.5)%	$262,000	$(6,000)	$268,000	(4,466.7)%

•              Interest income increased from 2005 to 2006 due to a larger balance of funds available for investment, which was a result of the transactions with Olympus, as well as higher returns on investments.  Interest expense increased due to a new promissory note executed late in 2005 for additional equipment financing.

•              Other income (expense) represents changes in foreign currency exchange rates.

The future.   Interest income earned in 2006 will be dependent on our levels of funds available for investment as well as general economic conditions, but will exceed 2005 overall.  Interest expense will increase in 2006 due to the additional promissory note executed late in 2005.

Equity loss from investment in Joint Venture

The following table summarizes equity loss from investment in joint venture for the three and six months ended June 30, 2006 and 2005:

	For the three months ended June 30,				For the six months ended June 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Equity loss in investment	$(17,000)	$—	$(17,000)	—	$(66,000)	$—	$(66,000)	—

The loss in 2006 relates entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

The future.  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  Over the next two to three years, the Joint Venture is expected to incur only modest general and administrative expenses, which we will likely (but have no obligation to) fund jointly with Olympus.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2006 and December 31, 2005:

	June 30,	December 31,	$	%
	2006	2005	Differences	Differences
Cash and cash equivalents	$2,379,000	$8,007,000	$(5,628,000)	(70.3)%
Short-term investments, available for sale	6,964,000	7,838,000	(874,000)	(11.2)%
Total cash and cash equivalents and short-term investments, available for sale	$9,343,000	$15,845,000	$(6,502,000)	(41.0)%

Current assets	$10,680,000	$17,540,000	$(6,860,000)	(39.1)%
Current liabilities	5,200,000	7,081,000	(1,881,000)	(26.6)%
Working capital	$5,480,000	$10,459,000	$(4,979,000)	(47.6)%

In order to provide greater financial flexibility and liquidity, and in view of the substantial cash needs of our regenerative cell business during its development stage, we will need to raise additional capital (notwithstanding the proceeds received from the

Olympus collaboration agreements, which were entered into in November 2005).  We have put into place a shelf registration statement, under which we can, from time to time, seek to sell up to $50,000,000 of registered equity securities.  Subsequent to the second quarter of 2006 we entered into agreements to raise $16,800,000 from the sale of a portion of those registered equity securities, of which Olympus will purchase $11,000,000 and the remaining will be purchased by other institutional investors.  We are also implementing certain cost containment measures and are considering divestment and other strategic alternatives for our spine and orthopedics business.  With consideration of these endeavors as well as existing funds, cash generated by operations, and other accessible sources of financing, we believe our cash position is adequate to satisfy our working capital, capital expenditures, debt service and other financial commitments at least through June 30, 2007.

From inception to June 30, 2006, we have financed our operations primarily by:

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

 Furthermore, we entered into a strategic development and manufacturing joint venture as well as other agreements with Olympus in November 2005.  Under the collaborative arrangements, we formed the Joint Venture with Olympus to develop and manufacture future generation devices based on our Celution™ System.  Pursuant to the terms of the agreements, we received $11 million in cash upon closing in the fourth quarter of 2005; this cash is incremental to the proceeds received under the Olympus equity investment described above.

In January 2006, we also received an additional $11 million upon our receipt of a CE mark for the first generation Celution™ System and received an additional $1.5 million in the first half of 2006 in exchange for the grant to Olympus of an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  We may receive more proceeds if Olympus decides to exercise its option to purchase 2,200,000 shares of our common stock.

In August 2006, we entered into agreements to sell 2,918,255 shares of our common stock at $5.75 per share for an aggregate of approximately $16,800,000.  Olympus has agreed to purchase $11 million of these shares and the remaining balance has been agreed to by certain institutional investors.

We don’t expect significant further capital expenditures in 2006; however, if necessary, we may borrow under our Amended Master Security Agreement.

Any excess funds will be invested in short-term available-for-sale investments.  We believe that it is necessary to maintain a large amount of cash and short-term available-for-sale investments on hand to ensure that we have adequate resources to fund future research and development, and to manage legal and regulatory risks and challenges to our business model.

Our capital requirements for 2006 and beyond will depend on numerous factors, including the resources we devote to developing and supporting our investigational cell therapy products, market acceptance of our developed products, regulatory approvals and other factors.  We expect to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time and have therefore positioned ourselves to expand our cash position through actively pursuing co-development and marketing agreements, research grants, and licensing agreements related to our regenerative cell technology platform.

The following summarizes our contractual obligations and other commitments at June 30, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$2,050,000	$928,000	$1,122,000	$—	$—
Interest commitment on long-term obligations	260,000	161,000	99,000	—	—
Operating lease obligations	6,761,000	2,071,000	4,690,000	—	—
Research study obligations	1,412,000	1,255,000	157,000	—	—
Total	$10,483,000	$4,415,000	$6,068,000	$—	$—

Cash (used in) provided by operating, investing and financing activities for the six months ended June 30, 2006 and 2005, is summarized as follows:

	For the six months ended June 30,
	2006	2005

Net cash used in operating activities	$(4,701,000)	$(795,000)
Net cash used in investing activities	(1,118,000)	(1,699,000)
Net cash provided by financing activities	191,000	2,730,000

Operating activities

Net cash used in operating activities for the six months ended June 30, 2006 resulted from our $14,768,000 net loss, adjusted for the $11,000,000 we received in 2006 from the Joint Venture and $1,500,000 received from Olympus as noted above, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Net cash used in operating activities for the six months ended June 30, 2005 resulted from our net loss of $9,886,000 and changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities.

Operating losses for both periods resulted largely from expenses related to our regenerative medicine research and development efforts. The $3,906,000 increased use of cash for operating activities was due primarily to the decline in sales to Medtronic, combined with an overall increase in research and development expenditures.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2006 resulted primarily from expenditures for leasehold improvements, offset in part by the net proceeds from the sale of short-term investments.

Net cash used in investing activities for the six months ended June 30, 2005 resulted primarily from the sale and maturity of our short-term investments, the proceeds from which were used to fund operating activities during the first half of 2005.

Capital spending is essential to our product innovation initiatives and to maintain our operational capabilities.  For the six months ended June 30, 2006 and 2005, we used cash to purchase $1,818,000 and $546,000, respectively, of property and equipment to support manufacturing of our bioresorbable implants and for the research and development of the regenerative cell technology platform.   The increase in 2006 capital spending was caused primarily by expenditures for leasehold improvements made to our new facilities.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2006 related mainly to the exercise of employee stock options primarily offset by the principal payments on long-term obligations.

The net cash provided by financing activities for the six months ended June 30, 2005 related mainly to the sale of common stock to Olympus for $11,000,000.  The composition of the $11,000,000 in proceeds included: $3,003,000 for the sale of common stock, $186,000 for the issuance of an option, which are recorded in financing activities, and $7,811,000 for the issuance of common stock and options in excess of fair market value, which we have characterized as deferred revenues, related party, which is recorded in operating activities.

Subsequent to the second quarter of 2006 we entered into agreements to raise $16,800,00 in financing in exchange for 2,918,255 shares of common stock at $5.75 per share.

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

We also agreed to perform multiple services under the November 4, 2005 agreements we signed with Olympus, including:

•                                  Granting the Joint Venture (which Olympus is considered to control) an exclusive and perpetual license to our device technology, including the Celution™ System and certain related intellectual property; and

•                                  Performing development activities in relation to certain therapeutic applications associated with our Celution™ System, including completing pre-clinical and clinical trials, seeking regulatory approval as appropriate, and assisting with product development.

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

We concluded that the license and development services must be accounted for as a single unit of accounting.  In reaching this conclusion, we determined that the license would not have stand alone value to the Joint Venture.  This is because Cytori is the only party that could be reasonably expected to perform the development services- including pre-clinical and clinical studies, regulatory filings, and product development-necessary for the Joint Venture to derive any value from the license.

Recognition

Besides determining whether to account separately for components of a multiple-element arrangement, we also use judgment in determining the appropriate accounting period in which to recognize revenues that we believe (a) have been earned and (b) are realizable.  The following describes some of the recognition issues we have considered during the reporting period.

•                                  Upfront License Fees/Milestones

•                  As part of the Senko Distribution Agreement, we received an upfront license fee upon execution of the arrangement, which, as noted previously, was not separable under EITF 00-21.  Accordingly, the license has been combined with the development (milestones) element, which was separable, to form a single accounting unit.  This single element of $3,000,000 in fees includes $1,500,000 which is potentially refundable.  We have recognized, and will continue to recognize the non-contingent fees allocated to this combined element as revenues as we complete each of the performance obligations associated with the milestones component of this combined deliverable.  Note that the timing of when we have recognized revenues to date does not correspond with the cash we received upon achieving certain milestones.  For example, the first such milestone payment for $1,250,000 became payable to us when we filed a commercialization application with the Japanese regulatory authorities.  However, we determined that the payment received was not commensurate with the level of effort expended, particularly when compared with other steps we believe are necessary to commercialize the Thin Film product line in Japan.  Accordingly, we did not recognize the entire $1,250,000 received as revenues, but instead all but $357,000 of this amount is classified as deferred revenues.  The $357,000 ($148,000 in 2006, $51,000 in 2005 and $158,000 in 2004) was recognized as development revenues based on our estimates of the level of effort expended for completed milestones as compared with the total level of effort we expect to incur under the arrangement to successfully achieve regulatory approval of the Thin Film product line in Japan.  These estimates were subject to judgment and there may be changes in estimates regarding the total level of effort as we continue to seek regulatory approval.  In fact there can be no assurance that commercialization in Japan will ever be achieved, although our latest understanding is that regulatory approval will be received in 2006.

•                  We also received upfront fees as part of the Olympus arrangements (although, unlike in the Senko agreement, these fees were non-refundable).  Specifically, in exchange for an upfront fee, we granted the Joint Venture an exclusive, perpetual license to certain of our intellectual property and agreed to perform additional development activities.  This upfront fee has been recorded in the liability account entitled deferred revenues, related party, on our consolidated balance sheet.  Similar to the Senko agreement, we have elected an accounting policy to recognize revenues from the combined license/development accounting unit as we perform the development services, as this represents our final obligation underlying the combined accounting unit.  Specifically, we plan to recognize revenues from the license/development accounting unit using a “proportional performance” methodology, resulting in the de-recognition of amounts recorded in the deferred revenues, related party, account as we complete various milestones underlying the development services.  For instance, we plan to recognize some of the deferred revenues, related party as revenues, related party, when we complete a pre-clinical trial, or obtain regulatory approval in a specific jurisdiction.  Determining what portion of the deferred revenues, related party balance to recognize as each milestone is completed involves substantial judgment.  In allocating the balance of the deferred revenues, related party to various milestones, we had in-depth discussions with our operations personnel regarding the relative value of each milestone to the Joint Venture and Olympus.  We also considered the cost of completing each milestone relative to the total costs we plan to incur in completing all of the development activities, since we believe that the relative cost of completing a milestone is a reasonable proxy for its fair value.  The accounting policy described above could result in revenues being recorded in an earlier accounting period than had other judgments or assumptions been made by us.

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

•                                  Back-up Supply Arrangement

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

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $4,387,000 remains on our balance sheet as of June 30, 2006.  As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonable possible that impairment may exist.  Moreover, this testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.

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

Finally, with the consultation and assistance of a third party, we estimated the fair value of our reporting units by using various estimation techniques.  In particular, we estimated the fair value of our MacroPore Biosurgery reporting unit based on an equal weighting of the market values of comparable enterprises and discounted projections of estimated future cash flows.  Clearly, identifying comparable companies and estimating future cash flows as well as appropriate discount rates involve judgment.  On the contrary, we estimated the fair value of our regenerative cell reporting unit solely using an income approach, as we believe there are no comparable enterprises on which to base a valuation.  The assumptions underlying this valuation method involve a substantial amount of judgment, particularly since our regenerative cell business has yet to generate any revenues and does not have a commercially viable product.

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

We initially deferred recognition of the gain related to our disposition of certain Thin Film assets, which occurred in May 2004.  Again, the Asset Purchase Agreement governing the Thin Film sale obligated us to perform certain actions for the benefit of the buyer – MAST – for a defined period of time, such as serving as a back-up supplier.  We concluded, due to the arbitration proceedings settled in August 2005, that we completed our remaining performance obligations during the third quarter of 2005.  Accordingly, we recognized the remaining deferred gain on sale of assets as gain on sale of assets.

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

Significant judgment was involved in determining the primary beneficiary of the Joint Venture.  Under FIN 46R, we believe that Olympus and Cytori are “de facto agents” and, together, will absorb more than 50% of the Joint Venture’s expected losses and residual returns.  Ultimately, we concluded that Olympus, and not Cytori, was the party most closely related with the joint venture and, hence, its primary beneficiary.  Our conclusion was based on the following factors:

•                    The business operations of the Joint Venture will be most closely aligned to those of Olympus (i.e., the manufacture of devices).

•                    Olympus controls the Board of Directors, as well as the day-to-day operations of the Joint Venture.

The application of FIN 46R involves substantial judgment, and others may arrive at a conclusion that Cytori should consolidate the Joint Venture.  Had we consolidated the Joint Venture, though, there would be no effect on our net income or shareholders’ equity at June 30, 2006 or for the quarter and six months then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”).  As affected by Securities and Exchange Commission Release No. 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment,” SFAS 123R became effective on January 1, 2006 and has a material effect on our results of operations.  Upon adoption, SFAS 123R has required us to measure all share-based payment transactions, including those with employees, at fair value (most notably, this includes employee stock option grants, even where the exercise price is equal to the grant date fair market value).  Moreover, the fair values of share-based payment awards were recognized as expense in the statements of operations over the requisite service period of each award.  SFAS 123R also changed the manner in which deferred taxes were recognized on share-based payment awards, as well as the accounting for award modifications.  See the “Stock Based Compensation” section above.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments – An Amendment of FASB Statements Nos. 133 and 140” (“SFAS 155”).  SFAS 155 allows companies to elect an accounting policy choice for so-called “hybrid instruments”.  A hybrid instrument is a contract that contains one or more embedded derivatives.  In many cases, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Accounting” (“SFAS 133”) requires that an embedded derivative be separated from the “host contract” and accounted for at fair value in the financial statements.  SFAS 155 removes the mandatory requirement to bifurcate an embedded derivative if the holder elects to account for the entire instrument – that is, both the host contract and the embedded derivative – at fair value, with subsequent changes in fair value recognized in earnings.  SFAS 155 is effective for all hybrid instruments acquired or issued on or after September 15, 2006 and may be applied to hybrid financial instruments that had been bifurcated under SFAS 133 in the past.  We do not believe that the adoption of SFAS 155 will have a significant effect on our financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”).  “Servicing” a financial asset means performing the necessary tasks to ensure that the debtor pays all amounts due on a timely basis. SFAS 156 requires recognition of a servicing asset or liability – at fair value – each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also stipulates the subsequent measurement for each class of servicing assets and liabilities, permitting either the “amortization method” or the “fair value measurement method” (in which changes in fair value are recognized in earnings).  The standard also specifies the presentation of servicing assets and liabilities in the financial statements and requires additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006.  We do not believe that the adoption of SFAS 156 will have a significant effect on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  We do not believe that the adoption of FIN 48 will have a significant effect on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments.  These short-term investments, reported at an aggregate fair market value of $6,964,000 as of June 30, 2006, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations.  These securities are subject to market rate risk as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at June 30, 2006, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer.  While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.  Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the quarter ended June 30, 2006, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Christopher J. Calhoun, our Chief Executive Officer, and Mark E. Saad, our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of June 30, 2006, our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business.  As of June 30, 2006, we were not a party to any material legal proceeding.  We are not formally a party to the University of Pittsburgh patent litigation.

Item 1A.  Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this quarterly report on Form 10-Q.  Factors that could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock,  include those discussed below, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report on Form 10-Q.

We are subject to the following significant risks, among others:

We will need to raise more cash in the future

As of June 30, 2006, we had $9,343,000 of cash, cash equivalents and short-term investments; we have always had negative cash flows from operations.  Our regenerative cell business will continue to result in a substantial requirement for research and development expenses for several years, during which it could bring in no significant revenues. There can be no guarantee that adequate funds for our operations from any additional debt or equity financing, our operating revenues, arrangements with distribution partners or from other sources will be available when needed or on terms attractive to us.  The inability to obtain sufficient funds would require us to delay, scale back or eliminate some or all of our research or product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, thus having a substantial negative effect on the results of our operations and financial condition.

Subsequent to the second quarter of 2006, we entered into agreements to raise $16,800,000 by selling 2,918,255 shares of our common stock at $5.75 per share.

We have never been profitable on an operational basis and we will have significant operating losses for at least the next several years

We have incurred net operating losses in each year since we started doing business.  These losses have resulted primarily from expenses associated with our research and development activities and general and administrative expenses.  Development-stage losses related to our development of regenerative cell technology are expected to keep us in a loss position on a consolidated basis for several years.  We anticipate that our recurring operating expenses will be at high levels for the next several years, due to the continued need to fund our clinical research program as well as additional preclinical research.  We expect to continue to incur operational losses in our spine and orthopedics business at least through the end of 2006, and the amount of future net losses and time necessary to reach operational profitability in that business are somewhat uncertain.

Our business is high-risk

We are focusing our resources and efforts primarily on our regenerative cell technology and its development-stage cash needs.  This is a high-risk strategy because there can be no assurance that our regenerative cell technology will ever be developed into commercially viable products (commercial risk), that we will be able to preclude other companies from depriving us of market share and profit margins by selling products based on our inventions and developments (legal risk), that we will be able to successfully manage a company in a different business than we have operated in the past (operational risk), that we will be able to deliver regenerative cells into the body to achieve the desired therapeutic results (scientific risk), or that our cash resources will be adequate to develop the regenerative cell technology until it becomes profitable, if ever (financial risk).  We are using our cash in one of the riskiest industries in the economy (strategic risk).  This may make our stock an unsuitable investment for some investors.

The financial risk in this strategy is significant, particularly since our bioresorbable products are not currently independently cash-flow-positive.  Although we eliminated the negative cash flow of the early commercialization stage of the (non-Japan) Thin Film business by selling that business to MAST in May 2004, even our core spine and orthopedics implants business fell back into a negative cash flow position in 2004 due to the sharp reduction in orders from and sales to Medtronic.  This trend continued in 2005 despite stocking orders for the new MYSTIQUE™ line and since then the orders and sales have again declined sharply.

We must keep our joint venture with Olympus operating smoothly

Our regenerative cell business cannot succeed on the current timelines unless our joint venture collaboration with Olympus goes well.  We have given Olympus-Cytori, Inc. an exclusive license to our regenerative cell therapeutic device technology for use in future generation devices.  If Olympus-Cytori, Inc. does not successfully develop and manufacture future generation devices for sale to us, we may not be able to commercialize any device or any therapeutic products successfully into the market.  In addition, any future disruption in or breakup of our relationship with Olympus would be extremely costly to our reputation, in addition to causing many serious practical problems.

We and Olympus must overcome contractual and cultural barriers as we work together.  Our relationship is formally measured by a set of complex contracts, which have not yet been tested in practice.  In addition, many aspects of the relationship will be essentially non-contractual and must be worked out between the parties and the responsible individuals over time.  The Joint Venture is intended to have a long life, and it is difficult to maintain cooperative relationships over a long period of time from a far distance in the face of various kinds of change. Cultural differences, including a language barrier to some degree, may affect the efficiency of the relationship as well.

Olympus-Cytori, Inc. is 50% owned by us and 50% owned by Olympus.  By contract, each side must consent before any of a wide variety of important business actions can occur.  This situation possesses a risk of potential time-consuming and difficult negotiations which could at some point delay the Joint Venture from pursuing its business strategies.

Olympus is entitled to designate the Joint Venture’s chief executive officer and a majority of its board of directors, which means that day-to-day decisions which are not subject to a contractual veto will essentially be controlled by Olympus.  In addition, Olympus-Cytori, Inc. will need more money than its initial capitalization in order to finalize development of and production of the future generation devices.  If we are unable to help provide future financing for Olympus-Cytori, Inc., our relative equity interest in Olympus-Cytori, Inc. may decrease.

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

We remain significantly dependent on Medtronic to generate sales revenues for all of our spine and orthopedics bioresorbable products.  The amount and timing of resources which may be devoted to the performance of Medtronic’s contractual responsibilities are not within our control.  There can be no guarantee that Medtronic will perform its obligations as expected or pay us any additional option or license fees.  There is also no guarantee that it will market any new products under the distribution agreements or that we will derive any significant revenue from such arrangements.  Medtronic’s sale of our products to end customers in 2004 and 2005 and the first half of 2006, and its rate of product orders placed with us in the same periods, disappointed our expectations with the exception of 2005 stocking orders for the new MYSTIQUE™ line.  2004 and 2005 results and the first half of 2006 were exceptionally weak, and we are significantly disappointed with the marketing efforts of Medtronic for our non-MYSTIQUE™ products at this time.  We recorded an inventory provision for slow-moving non-MYSTIQUE™ inventory in the second, third and fourth quarters of 2005.

Our dependence upon Medtronic to market and sell our bioresorbable products places us in a position where we cannot accurately predict the extent to which our products will be actively and effectively marketed, depriving us of some of the reliable data we need to make optimal operational and strategic decisions.  The consequent lack of visibility is evidenced by the withdrawal of our announced financial guidance for 2004, and our results falling within the lowest range of our guidance for 2005.  The results of this business line so far in 2006 have been below our internal expectations. Although the business is not succeeding as we had hoped, we performed an analysis and determined that none of the related assets are impaired.

The prices which Medtronic pays us are fixed (pending biannual price reviews in January and July of each year), based on a percentage of Medtronic’s historic selling price to its customers.  If our costs increase but our selling prices remain fixed, our profit margin will suffer.

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

There can be no assurance that our interests will coincide with those of Medtronic or that disagreement over rights or technology or other proprietary interests will not occur. The loss of the marketing services provided by Medtronic (or the failure of Medtronic to satisfactorily perform these marketing services), or the loss of revenues generated by Medtronic, could have a substantial negative effect on our ability or willingness to continue our spine and orthopedics biomaterials business.  Indeed, even with Medtronic in place it seems the problems we have experienced may be intractable, and we are considering the possibility that the business cannot succeed under our stewardship.  Accordingly, we are considering the possibility of divestment or other strategic alternatives for the business.

Senko has not yet begun to distribute our Thin Film products in Japan; but if and when they do, we cannot be assured that they will be successful.

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

Moreover, our operating results can vary substantially from our previously published financial guidance (such as occurred in the second quarter of 2004), from analyst expectations and from previous periodic results for many reasons, including the timing of product introductions and distributor purchase orders.  Also, the 2002 sale of our CMF bone fixation implant and accessory product line, which had represented a large portion of our revenues, plus the 2004 sale of our (non-Japan) Thin Film surgical implants for separation of soft tissues, have distorted and will distort quarterly and annual earning comparisons through 2004, 2005 and 2006.  Earnings surprises can have a disproportionate effect on the stock prices of emerging companies such as ours.  Also, our stock price is likely to be disproportionately affected by changes which generally affect the economy, the stock market or the medical device and biotechnology industries.

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

Our regenerative cell technology products are pre-commercialization, which subjects us to development and marketing risks

We are in a relatively early stage of the path to commercialization with many of our products.  We believe that our long-term viability and growth will depend in large part on our ability to develop commercial quality cell processing devices and to establish the safety and efficacy of our therapies through clinical trials and studies.  We are presently pursuing regenerative cell opportunities in cardiovascular disease, spine and orthopedic conditions, gastrointestinal disorders and new approaches for aesthetic and reconstructive surgery that may require extensive additional capital investment, research, development, clinical testing and regulatory clearances or approvals prior to commercialization.  There can be no assurance that our development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.

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

In addition, the future of our biomaterials business success is significantly dependent on our ability to manufacture our bioresorbable implants in commercial quantities, in compliance with regulatory requirements and in a cost-effective manner.  Production of some of our products in commercial-scale quantities may involve unforeseen technical challenges and may require significant scale-up expenses for additions to facilities and personnel.  There can be no guarantee that we will be able to achieve large-scale manufacturing capabilities for some of our biomaterials products or that we will be able to manufacture these products in a cost-effective manner or in quantities necessary to allow us to achieve profitability.  Our 2002 sale of CMF production assets to Medtronic and our 2004 sale of the (non-Japan) Thin Film product line deprived us of some economies of scale in manufacturing. Current demand for spine and orthopedics products from Medtronic is so low that economies of scale are lacking in regard to that product line as well.

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

Our regenerative cell technology license agreement with the Regents of the University of California contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could significantly impact our ability to continue the development of the regenerative cell technology and commercialize related products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.  In addition, further legal risk arises from a lawsuit, filed by the University of Pittsburgh naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231 to the University of Pittsburgh, seeking a determination that its assignors, rather than the University of California’s assignors, are the true inventors of Patent 6,777,231. We are the exclusive, worldwide licensee of the University of California’s rights under this patent, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the University of Pittsburgh wins the lawsuit, our license rights to this patent could be nullified or rendered non-exclusive with respect to any third party that might license rights from the University of Pittsburgh, and our regenerative cell strategy could be impacted.

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

Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming.  We have been incurring substantial legal costs as a result of the University of Pittsburgh lawsuit, and our president Marc Hedrick is a named individual defendant in that lawsuit because he is one of the inventors identified on the patent.  As a named inventor on the patent, Marc Hedrick is entitled to receive from the Regents of the University of California up to 7% of royalty payments made by us to the Regents of the University of California.  This agreement was in place prior to employment with us.

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

Failure to obtain or maintain patent protection, or protect trade secrets, for any reason (or third party claims against our patents, trade secrets or proprietary rights, or our involvement in disputes over our patents, trade secrets or proprietary rights, including involvement in litigation), could have a substantial negative effect on the results of our operations and financial condition.

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

We depend on a few key officers

Our performance is substantially dependent on the performance of our executive officers and other key scientific staff, including Christopher J. Calhoun, our Chief Executive Officer, and Marc H. Hedrick, MD, our President.  We rely upon them for strategic business decisions and guidance. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel.  Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract and retain such personnel.  The loss of the services of one or more of our executive officers or key scientific staff or the inability to attract and retain additional personnel and develop expertise as needed could have a substantial negative effect on our results of operations and financial condition.

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

Our charter documents contain anti-takeover provisions and we have adopted a Stockholder Rights Plan to prevent hostile takeovers

Our Amended and Restated Certificate of Incorporation and Bylaws contain certain provisions that could prevent or delay the acquisition of the Company by means of a tender offer, proxy contest or otherwise.  They could discourage a third party from attempting to acquire control of the Company, even if such events would be beneficial to the interests of our stockholders.  Such provisions may have the effect of delaying, deferring or preventing a change of control of the Company and consequently could adversely affect the market price of our shares. Also, in 2003 we adopted a Stockholder Rights Plan, of the kind often referred to as a poison pill. The purpose of the Stockholder Rights Plan is to prevent coercive takeover tactics that may otherwise be utilized in takeover attempts. The existence of such a rights plan may also prevent or delay the change in control of the Company which could adversely affect the market price of our shares.

We pay no dividends

We currently do not intend to pay any cash dividends for the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Material Agreements

None

Property

On May 24, 2005, we entered into a lease for 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  We moved the majority of our operations to this new facility during the second half of 2005 and the first quarter of 2006.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.

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

On the properties stated above, we pay an aggregate of approximately $213,000 in rent per month.

Staff

As of June 30, 2006, we had 147 full-time employees, comprised of 11 employees in manufacturing, 94 employees in research and development, 3 employees in sales and marketing and 39 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our administrative organizations.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  A breakout by segment is as follows:

	Regenerative Cell Technology	MacroPore Biosurgery	Corporate	Total

Manufacturing	—	11	—	11
Research & Development	89	5	—	94
Sales and Marketing	2	1	—	3
General & Administrative	—	—	39	39
Total	91	17	39	147

Item 6.  Exhibits

10.20	Stock Option Extension Agreement between Charles Galetto and Cytori Therapeutics, Inc. signed on May 24, 2006.

10.21	Part-time Employment Agreement between Charles Galetto and Cytori Therapeutics, Inc. signed on May 24, 2006.

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on August 14, 2006.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: August 14, 2006		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: August 14, 2006		Mark E. Saad
Chief Financial Officer

CYTORI THERAPEUTICS, INC.

EXHIBIT INDEX

10.20	Stock Option Extension Agreement between Charles Galetto and Cytori Therapeutics, Inc. signed on May 24, 2006.

10.21	Part-time Employment Agreement between Charles Galetto and Cytori Therapeutics, Inc. signed on May 24, 2006.

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), As Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002