Form 10-Q
period 2006-09-30
CYTORI THERAPEUTICS, INC.
filed 2006-11-14
CIK 1095981

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, there were 18,722,735 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cytori Therapeutics, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Cytori Therapeutics, Inc. and subsidiaries (the Company) as of September 30, 2006, the related consolidated condensed statements of operations and comprehensive loss for the three and nine month periods ended September 30, 2006, and the statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

/s/ KPMG, LLP
San Diego, California
November 14, 2006

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2006	As of December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$13,615,000	$8,007,000
Short-term investments, available-for-sale	4,834,000	7,838,000
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $9,000 in 2006 and 2005, respectively	103,000	816,000
Inventories, net	210,000	258,000
Other current assets	781,000	621,000

Total current assets	19,543,000	17,540,000

Property and equipment held for sale, net	457,000	675,000
Property and equipment, net	4,578,000	3,585,000
Investment in joint venture	82,000	—
Other assets	453,000	458,000
Intangibles, net	1,355,000	1,521,000
Goodwill	4,387,000	4,387,000

Total assets	$30,855,000	$28,166,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,850,000	$6,129,000
Current portion of long-term obligations	886,000	952,000

Total current liabilities	5,736,000	7,081,000

Deferred revenues, related party	29,128,000	17,311,000
Deferred revenues	2,392,000	2,541,000
Option liabilities	1,817,000	5,331,000
Long-term deferred rent	831,000	573,000
Long-term obligations, less current portion	910,000	1,558,000

Total liabilities	40,814,000	34,395,000

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2006 and 2005	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 21,475,506 and 18,194,283 shares issued and 18,602,672 and 15,321,449 shares outstanding in 2006 and 2005, respectively	21,000	18,000
Additional paid-in capital	102,016,000	82,196,000
Accumulated deficit	(101,548,000)	(78,013,000)
Treasury stock, at cost	(10,414,000)	(10,414,000)
Accumulated other comprehensive loss	(34,000)	(16,000)

Total stockholders’ deficit	(9,959,000)	(6,229,000)

Total liabilities and stockholders’ deficit	$30,855,000	$28,166,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Product revenues, related party	$133,000	$1,544,000	$1,087,000	$4,776,000

Cost of product revenues	383,000	928,000	1,341,000	2,411,000

Gross (loss) profit	(250,000)	616,000	(254,000)	2,365,000

Development revenues:
Development	1,000	11,000	832,000	20,000
Research grant and other	350,000	27,000	413,000	116,000
Total development revenues	351,000	38,000	1,245,000	136,000

Operating expenses:
Research and development	5,552,000	3,991,000	16,749,000	10,573,000
Sales and marketing	610,000	479,000	1,584,000	1,207,000
General and administrative	3,181,000	3,129,000	10,005,000	7,486,000
Change in fair value of option liabilities	(374,000)	924,000	(3,514,000)	984,000

Total operating expenses	8,969,000	8,523,000	24,824,000	20,250,000

Operating loss	(8,868,000)	(7,869,000)	(23,833,000)	(17,749,000)

Other income (expense):
Interest income	158,000	99,000	537,000	208,000
Interest expense	(47,000)	(31,000)	(158,000)	(107,000)
Other expense, net	(7,000)	(13,000)	(13,000)	(52,000)
Equity loss from investment in joint venture	(3,000)	—	(68,000)	—
Gain on sale of assets	—	5,526,000	—	5,526,000

Total other income	101,000	5,581,000	298,000	5,575,000

Net loss	(8,767,000)	(2,288,000)	(23,535,000)	(12,174,000)

Other comprehensive income (loss)- unrealized income (loss)	6,000	(5,000)	(18,000)	9,000

Comprehensive loss	$(8,761,000)	$(2,293,000)	$(23,553,000)	$(12,165,000)

Basic and diluted net loss per common share	$(0.53)	$(0.15)	$(1.48)	$(0.84)

Basic and diluted weighted average common shares	16,641,423	15,177,020	15,891,674	14,512,898

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(23,535,000)	$(12,174,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,605,000	1,290,000
Inventory provision	70,000	178,000
(Reduction in) addition to allowance for doubtful accounts	(5,000)	1,000
Change in fair value of option liabilities	(3,514,000)	984,000
Stock-based compensation expense	2,652,000	404,000
Stock issued for license amendment, related party	487,000	—
Equity loss from investment in joint venture	68,000	—
Gain on sale of assets	—	(5,526,000)
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	718,000	(21,000)
Inventories	(22,000)	(61,000)
Other current assets	(160,000)	200,000
Other assets	5,000	(206,000)
Accounts payable and accrued expenses	(1,766,000)	1,646,000
Deferred revenues, related party	11,817,000	7,811,000
Deferred revenues	(149,000)	(20,000)
Long-term deferred rent	258,000	—

Net cash used in operating activities	(11,471,000)	(5,494,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	53,264,000	36,788,000
Purchases of short-term investments	(50,278,000)	(33,484,000)
Purchases of property and equipment	(2,214,000)	(1,052,000)
Investment in joint venture	(150,000)	—

Net cash provided by investing activities	622,000	2,252,000

Cash flows from financing activities:
Principal payments on long-term obligations	(714,000)	(719,000)
Proceeds from exercise of employee stock options and warrants	819,000	207,000
Proceeds from sale of common stock	16,352,000	3,003,000
Proceeds from issuance of options	—	186,000

Net cash provided by financing activities	16,457,000	2,677,000

Net increase (decrease) in cash and cash equivalents	5,608,000	(565,000)

Cash and cash equivalents at beginning of period	8,007,000	2,840,000

Cash and cash equivalents at end of period	$13,615,000	$2,275,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$160,000	$112,000
Taxes	1,000	16,000
SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. Our consolidated condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries, have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to our consolidated financial statements for the year ended December 31, 2005 and footnotes thereto which were included in our Annual Report on Form 10-K, dated March 30, 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation. In particular, effective January 1, 2006, we have presented the expense related to our stock-based compensation programs in the same lines as we classify cash compensation paid to the recipient employees. These expenses were shown as a separate line item in the prior year. See note 5 below for further details.

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

Our most significant estimates and critical accounting policies involve revenue recognition, evaluating goodwill and long-lived assets for impairment, accounting for product line dispositions, and determining the fair value of stock options.

3.	Segment Information

On July 11, 2005, we announced the reorganization of our business based on two distinct operating segments - (a) Regenerative cell technology and (b) MacroPore Biosurgery, which manufactures bioresorbable implants. In the past, our resources were managed on a consolidated basis. However, in an effort to better reflect our focus and significant progress in the development of regenerative therapies, we are now evaluating and therefore reporting our financial results in two segments.

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

Index
The following tables provide information regarding the performance and assets of our operating segments:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Regenerative cell technology	$350,000	$27,000	$1,096,000	$116,000
MacroPore Biosurgery	134,000	1,555,000	1,236,000	4,796,000
Total revenues	$484,000	$1,582,000	$2,332,000	$4,912,000

Segment losses:
Regenerative cell technology	$(5,491,000)	$(3,515,000)	$(16,006,000)	$(8,570,000)
MacroPore Biosurgery	(570,000)	(301,000)	(1,336,000)	(709,000)
General and administrative expenses	(3,181,000)	(3,129,000)	(10,005,000)	(7,486,000)
Change in fair value of option liabilities	374,000	(924,000)	3,514,000	(984,000)
Total operating loss	$(8,868,000)	$(7,869,000)	$(23,833,000)	$(17,749,000)

	As of September 30,	As of December 31,
	2006	2005
Assets:
Regenerative cell technology	$7,350,000	$9,591,000
MacroPore Biosurgery	1,264,000	2,207,000
Corporate assets	22,241,000	16,368,000
Total assets	$30,855,000	$28,166,000

4.	Assets Held for Sale

We are developing applications for stem cells, residing naturally in adipose (fat) tissue, for acute myocardial infarction, chronic ischemia, and for use in reconstructive surgery. We have begun to focus our efforts exclusively on the regenerative cell therapy segment of our business. As a result, our Board of Directors has decided to divest and is actively seeking a buyer (or buyers) for our remaining MacroPore Biosurgery assets as a means to fund our continuing efforts in this segment. This decision is based on the change in our strategic focus as well as the continuing negative profit margins being realized from the MacroPore Biosurgery segment. We expect to complete the disposal no later than the third quarter of 2007.  As of September 30, 2006, the remaining assets were comprised of machinery and equipment used for manufacturing, with a net book value of $457,000.

5.	Stock-Based Compensation

Accounting Policy

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R requires us to measure all share-based payment awards granted after (or that were unvested as of) January 1, 2006, including those with employees, at fair value. Under SFAS 123R, the fair value of stock options and other equity-based compensation must be recognized as expense in the statements of operations over the requisite service period of each award.

Beginning January 1, 2006, we have recognized compensation expense under SFAS 123R for the unvested portions of outstanding share-based awards previously granted under our (a) 2004 Equity Incentive Plan and (b) 1997 Stock Option and Stock Purchase Plan, over the periods these awards continue to vest. This compensation expense is recognized based on the fair values and attribution methods that were previously disclosed in our prior period financial statements under SFAS No. 123.

Prior to January 1, 2006, we applied the intrinsic value-based method of accounting for share-based payment transactions with our employees, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25.” Under the intrinsic value method, compensation expense was recognized only if the current market price of the underlying stock exceeded the exercise price of the share-based payment award as of the measurement date (typically the date of grant). Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123 and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we disclosed on a pro forma basis the net income and earnings per share that would have resulted had we adopted SFAS 123 for measurement purposes.

No stock options were granted during the three months ended September 30, 2005.

Index
Fair value under SFAS No. 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

For the nine months ended September 30, 2005

Expected term	6 years
Risk free Interest rate	3.86-4.16%
Volatility	81.40-82.67%
Dividends	—
Resulting weighted average grant date fair value	$2.27

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS 123, we would have recorded the following net loss and net loss per share amounts:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
Net loss:
As reported	$(2,288,000)	$(12,174,000)
Add: Employee stock-based compensation expense included in reported net loss, net of related tax effects	341,000	341,000
Deduct: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(551,000)	(1,968,000)
Pro forma	$(2,498,000)	$(13,801,000)

Basic and diluted loss per common share:
As reported	$(0.15)	$(0.84)
Pro forma	$(0.16)	$(0.95)

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

Generally, awards issued under the 2004 Plan or the 1997 Plan are subject to four-year vesting, and have a contractual term of 10 years. Most awards contain one of the following two vesting provisions:

•	25% of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or
•	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the options under the 1997 and 2004 Plans for the nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2006	5,784,741	$4.12
Granted	791,350	7.52
Exercised	(360,468)	2.27
Expired	(22,336)	7.10
Cancelled/forfeited	(310,441)	5.30
Balance as of September 30, 2006	5,882,846	$4.62
.

Index
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of September 30, 2006	5,882,846	$4.62	5.7	$6,008,000
Vested and unvested expected to vest at September 30, 2006	5,786,693	$4.41	5.7	$5,889,000
Vested and exercisable at September 30, 2006	4,242,570	$4.23	4.5	$5,118,000

The total intrinsic value of stock options exercised was $1,837,000 and $483,000 for the nine months ended September 30, 2006 and 2005, respectively.

The fair value of each option awarded during the nine months ended September 30, 2006 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following assumptions:

Expected term	6 years
Risk-free interest rate	4.33- 5.04%
Volatility	77.46- 78.91%
Dividends	—
Resulting weighted average grant date fair value	$5.31

The expected term assumption was estimated using the “simplified method,” as described in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). This method estimates the expected term of an option based on the average of the vesting period and the contractual term of an option award.

The expected volatility assumption was based on the historical volatility of our common stock since the first day we became publicly traded (August 2000).

The weighted average risk-free interest rate represents the interest rate for treasury constant maturity instruments published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, we use the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

The dividend yield has been assumed to be zero as we (a) have never declared or paid any dividends and (b) do not currently anticipate paying any cash dividends on our outstanding shares of common stock in the foreseeable future.

The following summarizes the total employee compensation cost recognized in the accompanying financial statements:

	For the nine months ended September 30,
	2006	2005

Total compensation cost for share-based payment arrangements recognized in the statement of operations (net of tax of $0)	$2,635,000	$—
Total compensation cost capitalized as part of the cost of an asset	$—	$—

As of September 30, 2006, the total compensation cost related to non-vested stock options not yet recognized for all of our plans is approximately $4,341,000. These costs are expected to be recognized over a weighted average period of 1.91 years.

In calculating the fair value of option awards granted after January 1, 2006, we generally used the same methodologies and assumptions employed prior to our adoption of SFAS 123R.  For instance, our estimate of expected volatility is based exclusively on our historical volatility, since we have granted options that vest purely based on the passage of time and otherwise meet the criteria to exclusively rely on historical volatility, as set out in SAB 107.  We did, however, change our policy of attributing the cost of share-based payment awards granted after January 1, 2006 from the “graded vesting approach” to the “straight-line” method. We believe that this change more accurately reflects the manner in which our employees vest in an option award.

In connection with convertible bridge financing in 1998 and 1999, we issued warrants to purchase 25,000 shares of our Series C convertible preferred stock. Upon conversion of our outstanding preferred stock in August 2000, the warrants became immediately exercisable into shares of our common stock. As of December 31, 2004, 2,777 of these warrants had been exercised. The remaining 22,223 warrants, with cash proceeds to the Company of approximately $50,000, were exercised in the third quarter of 2005.

Cash received from stock option and warrant exercises for the nine months ended September 30, 2006 and 2005 was approximately $819,000 and $207,000, respectively. No income tax benefits have been recorded related to the stock option exercises.  SFAS 123R prohibits recognition of tax benefits for exercised stock options until such benefits are realized.  As we presently have tax loss carryforwards from prior periods and expect to incur tax losses in 2006, we are not able to benefit from the deduction for exercised stock options in the current reporting period.

Index
To settle stock option awards that have been exercised, we will issue new shares of our common stock. At September 30, 2006, we have an aggregate of 76,397,328 shares authorized and available to satisfy option exercises under our plans.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $0 in all periods presented.

Award Modification

In May 2006, our Senior Vice President of Finance and Administration, Treasurer, and Principal Accounting Officer terminated full-time employment with us. In connection with his full-time employment termination, we extended the exercise period of his 204,997 vested stock options as of May 31, 2006 to December 31, 2007. Moreover, we entered into a part-time employment agreement with him according to which all stock option vesting ceased as of May 31, 2006 and 75,003 non-vested stock options were cancelled on May 31, 2006.

In connection with a company-wide reduction in force, we eliminated the positions of our Senior Vice President, Business Development, and Vice President, Marketing & Development, on July 25, 2006. We subsequently entered into short-term employment agreements with the individuals formerly holding the titles of Senior Vice President, Business Development, and Vice President, Marketing and Development. These individuals continued to provide service to us following the elimination of their former positions on July 25, 2006. At the time these positions were eliminated, 142,686 non-vested stock options held by these two employees were forfeited. Moreover, subject to certain restrictions, we extended the exercise period for 328,564 vested stock options held by these employees to December 31, 2007.

We also eliminated the position of a less senior employee on July 31, 2006. Simultaneously, we continued the individual’s employment in a new capacity; however, we cancelled 8,125 stock options as of July 31, 2006.

In connection with the above modifications and in accordance with SFAS 123R, we recorded additional expense of $279,000 and $567,000 for the three and nine months ended September 30, 2006, respectively, as components of research and development, general and administrative and sales and marketing expense. The $279,000 and $567,000 charges recorded in the third quarter and nine months ended September 30, 2006 constitute the entire expense related to these options, and no future period charges will be required.

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

In the second quarter of 2005, we granted 20,000 shares of restricted common stock to a non-employee scientific advisor. Because the shares granted are not subject to additional future vesting or service requirements, the stock based compensation expense of approximately $63,000 recorded in the second quarter of 2005 as a component of research and devlopment expense constitutes the entire expense related to this grant, and no future period charges will be required. The fair value of the stock granted was $3.15 per share based on the market price of our common stock on the date of grant. The stock is restricted only in that it cannot be sold for a specified period of time. There are no vesting requirements. This scientific advisor will also be receiving cash consideration as services are performed.

6.	Short-term Investments

We invest excess cash in highly liquid debt instruments of financial institutions and corporations with strong credit ratings and in United States government obligations. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

We evaluate our investments in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on our intent, our investment policies and our ability to liquidate the debt securities, we classify short-term investment securities within current assets. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) within stockholders’ equity. The amortized cost basis of debt securities is periodically adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included as a component of interest income or interest expense. The amortized cost basis of securities sold is based on the specific identification method and all such realized gains and losses are recorded as a component within other income (expense). Based on such evaluation, management has determined that all investment securities (other than those classified as cash equivalents) are properly classified as available-for-sale.

We review the carrying values of our investments and write down such investments to estimated fair value by a charge to the statements of operations when the severity and duration of a decline in the value of an investment is considered to be other than temporary. The cost of securities sold or purchased is recorded on the settlement date.

At September 30, 2006, the excess of carrying cost over the fair value of our short-term investments is immaterial.

Index
7.	Inventories

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

During the second quarter of 2006, we recorded a provision of $70,000 for excess raw materials that we determined were unlikely to be converted into finished goods and ultimately sold. There was no similar expense for the third quarter ended September 30, 2006.

During the third quarter of 2005, we recorded a provision of $132,000, primarily for excess HYDROSORB™ inventory. The inventory was produced in anticipation of stocking orders from Medtronic which did not materialize. We determined it was more likely than not that the inventory would not be recovered. A similar provision, for approximately $46,000, was recorded in the second quarter of 2005, for a total of $178,000 for the nine months ended September 30, 2005.

8.	Long-Lived Assets

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

During the second quarter ended June 30, 2006, we recorded an additional $118,000 of depreciation expense to accelerate the estimated remaining lives for certain assets determined to be no longer in use. These assets related to furniture and fixtures no longer in use due to our recent relocation as well as outdated computer software and related equipment. The assets relate to both our regenerative cell technology and MacroPore Biosurgery operating segments. We recorded the charge as an increase to general and administrative expenses. There was no similar charge for the same period in 2005.

9.	Revenue Recognition

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

On occasion, we will offer Medtronic extended payment terms.  We do not recognize revenues under these arrangements until the payment becomes due or is received, if that occurs earlier. Moreover, we warrant that our products are free from manufacturing defects at the time of shipment. We have recorded a reserve for the estimated costs we may incur under our warranty program (see note 10).

License/Distribution Fees

If separable under Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), we recognize any upfront payments received from license/distribution agreements as revenues ratably over the period in which the customer benefits from the license/distribution agreement.

To date, we have not received any upfront license payments that are separable under EITF 00-21. Accordingly, such license revenues have been combined with other elements, such as research and development activities, for purposes of revenue recognition. For instance, we account for the license fees and milestone payments under the Distribution Agreement with Senko as a single unit of accounting. Similarly, we have attributed the upfront fees received under the arrangements with Olympus Corporation (“Olympus”), a related party (see note 17), to a combined unit of accounting comprising a license we granted to Olympus-Cytori, Inc. (the “Joint Venture”), a related party, as well as development services we agreed to perform for this entity.

On February 22, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease. In exchange for this right, we received $1,500,000 from Olympus, which is non-refundable but may be applied towards any definitive commercial collaboration in the future. As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area. The $1,500,000 payment was received in the second quarter of 2006 and recorded as deferred revenues, related party. The deferred revenues, related party will be recognized in the income statement either (i) in connection with other consideration received as part of a definitive commercial collaboration in the future, or (ii) when the exclusive negotiation period expires.

Index
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

We received a total of $22,000,000 from Olympus and Olympus-Cytori, Inc. during 2005 in two separate but related transactions (see note 17). Approximately $4,689,000 of this amount related to common stock that we issued, as well as two options we granted, to Olympus (see note 17 for further details). Moreover, during the first quarter of 2006, we received $11,000,000 from the Joint Venture upon achieving the CE Mark on the Celution™ System. Considering the $4,689,000 initially allocated to the common stock issued and the two options, we recorded upfront fees totaling $28,311,000 as deferred revenues, related party. In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution™ System and certain related intellectual property, and (b) perform future development services related to commercializing the Celution™ System (see note 17). As noted above, the license and development services are not separable under EITF 00-21. Accordingly, we will recognize the $28,311,000 allocated to deferred revenues, related party, using a proportional performance methodology- that is, as we complete substantive milestones related to the development component of the combined accounting unit. As of September 30, 2006, we have recognized $683,000 of the deferred revenues, related party as development revenues. All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

In the third quarter of 2004, we entered into a Distribution Agreement with Senko. Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan. We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the following defined research and development milestones:

•
In 2004, we received a nonrefundable payment of $1,250,000 from Senko after filing an initial regulatory application with the Japanese Ministry of Health, Labour and Welfare (“MHLW”) related to the Thin Film product line.  We initially recorded this payment as deferred revenues of $1,250,000.

•	Upon the achievement of commercialization (i.e., regulatory approval by the MHLW), we will be entitled to an additional nonrefundable payment of $250,000.

Of the amounts received and deferred, we recognized development revenues of $1,000 and $149,000 in the three and nine months ended September 30, 2006, respectively, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW. In the three and nine months ended September 30, 2005, we recognized development revenue of $11,000 and $20,000, respectively. As noted above, the license and the milestone components of the Senko Distribution Agreement are accounted for as a single unit of accounting. This single element of $3,000,000 in fees includes a $1,500,000 license fee which is potentially refundable. We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined deliverable as we complete performance obligations under the Distribution Agreement with Senko. We will not recognize the potentially refundable portion of the fees until the right of refund expires. See note 19 for further details.

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

In the three and nine months ended September 30, 2006, we recognized NIH grant revenue of $303,000 and $310,000 and incurred qualifying costs for the same amounts. For the three and nine months ended September 30, 2005, we recognized NIH grant revenue of $25,000 and $110,000, respectively, and incurred qualifying costs of $25,000 and $108,000 for the same periods.

10.	Warranty

We provide a limited warranty under our agreements with our customers for products that fail to comply with product specifications. We have recorded a reserve for estimated costs we may incur under our warranty program.

The following summarizes the movements in our warranty reserve, which is subcategorized under accounts payable and accrued expenses, at September 30, 2006 and 2005:

	As of January 1,	Additions-charges to expenses	Claims	As of September 30,
2006:
Warranty reserve	$155,000	$9,000	$—	$164,000
2005:
Warranty reserve	$102,000	$40,000	$—	$142,000

Index
11.	Income Taxes

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

12.	Loss Per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2006 and 2005, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 8,082,846 for the three and nine months ended September 30, 2006, and 7,547,076 for the three and nine months ended September 30, 2005.

13.	Commitments and Contingencies

We have contractual obligations to make payments on leases of office and manufacturing space as follows:

Years Ending December 31,	Operating Leases

For the remainder of 2006	$520,000
2007	2,086,000
2008	1,556,000
2009	1,382,000
2010	707,000
Total	$6,251,000

On May 24, 2005, we entered into a lease for 91,000 square feet of space located at 3020 and 3030 Callan Road, San Diego, California. The majority of our operations are located in this facility. The agreement bears rent at an initial rate of $1.15 per square foot, with annual increases of 3%. The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010. Payments for our Callan Road location commenced in June 2006.

Rent expense, which includes common area maintenance, for the three and nine months ended September 30, 2006 was $596,000 and $1,844,000, respectively.  Rent expense for the same periods in 2005 was $492,000 and $996,000, respectively.

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

Refer to note 14 for a discussion of our commitments and contingencies related to our interactions with the University of California.

Refer to note 17 for a discussion of our commitments and contingencies related to our transactions with Olympus, including (a) our obligation to the Joint Venture in future periods and (b) certain put and call rights embedded in the arrangements with Olympus.

Refer to note 18 for a discussion of our commitments and contingencies related to our arrangements with MAST and Senko.

14.	License Agreement

On October 16, 2001, StemSource, Inc. entered into an exclusive worldwide license agreement with the Regents of the University of California (“UC”), licensing all of UC’s rights to certain pending patent applications being prosecuted by UC and (in part) by the University of Pittsburgh (“U Pitt”), for the life of these patents, with the right of sublicense. The exclusive license relates to an issued patent (“Patent 6,777,231”) and various pending applications relating to adipose derived stem cells. In November 2002, we acquired StemSource, and the license agreement was assigned to us.

The agreement, which was amended and restated in September 2006 to better reflect our business model, calls for various periodic payments until such time as we begin commercial sales of any products utilizing the licensed technology. Upon achieving commercial sales of products or services covered by the UC license Agreement, we will be required to pay variable earned royalties based on the net sales of products sold. Minimum royalty amounts will increase annually with a plateau in the fourth year.

Index
In connection with the amendment of the agreement in the third quarter of 2006, we agreed to issue 100,000 shares of our common stock to UC in the fourth quarter of 2006. At the time the agreement was reached, our shares were trading at $4.87 per share. Accordingly, we accrued $487,000 in the third quarter of 2006 and recognized a corresponding general and administrative expense.

Additionally, we are obligated to reimburse UC for patent prosecution and other legal costs on any patent applications contemplated by the agreements. In particular, the University of Pittsburgh filed a lawsuit in the fourth quarter of 2004, naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231 to U Pitt. It was seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of Patent 6,777,231. This lawsuit has subjected us to and could continue to subject us to significant costs and, if U Pitt wins the lawsuit, our license rights to this patent could be nullified or rendered non-exclusive with respect to any third party that might license rights from U Pitt. Accordingly, it could have a negative effect on us if U Pitt were to win the lawsuit.

We are not named as a party to the lawsuit but our president, Marc Hedrick, is one of the inventors identified on the patent and therefore is a named individual defendant. We are providing substantial financial and other assistance to the defense of the lawsuit.

In the three and nine months ended September 30, 2006, we expensed $335,000 and $1,701,000, respectively, related to this license. For the same periods in 2005, we expensed $349,000 and $923,000, respectively. These expenses have been classified as general and administrative expense in the accompanying consolidated financial statements. We believe that the amount accrued as of September 30, 2006 is a reasonable estimate of our liability for the expenses incurred to date. We paid UC $240,000 against the related accrual on June 30, 2006.

15.	Long-term Obligations

In 2003, we entered into an Amended Master Security Agreement to provide financing for new equipment purchases.

As of September 30, 2006, the future contractual principal payments, for the remainder of 2006 and subsequent years, on all of our outstanding promissory notes related to the Amended Master Security Agreement are as follows:

Years Ending December 31,

Remainder of 2006	$238,000
2007	836,000
2008	544,000
2009	178,000
Total	$1,796,000

16.	Composition of Certain Financial Statement Captions

Inventories, net

As of September 30, 2006 and December 31, 2005, inventories, net, were comprised of the following:

	September 30,	December 31,
	2006	2005

Raw materials	$150,000	$232,000
Finished goods	60,000	26,000
	$210,000	$258,000

Other Current Assets

As of September 30, 2006 and December 31, 2005, other current assets were comprised of the following:

	September 30,	December 31,
	2006	2005

Prepaid expenses	$723,000	$506,000
Accrued interest receivable	43,000	77,000
Other receivables	15,000	38,000
	$781,000	$621,000

Index
Property and Equipment, net

As of September 30, 2006 and December 31, 2005, property and equipment, net, were comprised of the following:

	September 30,	December 31,
	2006	2005

Manufacturing and development equipment	$2,930,000	$2,676,000
Office and computer equipment	2,613,000	2,682,000
Leasehold improvements	5,031,000	3,359,000
	10,574,000	8,717,000
Less accumulated depreciation and amortization	(5,996,000)	(5,132,000)
	$4,578,000	$3,585,000

Accounts Payable and Accrued Expenses

As of September 30, 2006 and December 31, 2005, accounts payable and accrued expenses were comprised of the following:

	September 30,	December 31,
	2006	2005

Accrued legal fees	$1,597,000	$975,000
Accrued vacation	607,000	680,000
Accrued bonus	522,000	981,000
Stock to be issued for license amendment, related party (note 14)	487,000	—
Accrued expenses	452,000	504,000
Accounts payable	359,000	933,000
Accrued studies	281,000	712,000
Deferred rent expense	253,000	138,000
Warranty reserve (note 10)	164,000	155,000
Accrued accounting fees	103,000	199,000
Accrued payroll	25,000	52,000
Accrued leasehold improvements	—	800,000
	$4,850,000	$6,129,000

17.	Transactions with Olympus Corporation

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

In addition, we also granted Olympus an immediately exercisable option to acquire 2,200,000 shares of our common stock on or before December 31, 2006 at $10 per share. We have accounted for this grant as a liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” because from the date of grant through the expiration, we are required to deliver listed common stock to settle the option shares upon exercise.

At the time we entered into the Purchase Agreement, we estimated the fair value of the option liability to be $186,000 based on the following assumptions:

•	Contractual term of 1.67 years,

•	Risk-free interest rate of 3.46%, and

•	Estimated share-price volatility of 59.7%

Index
As of September 30, 2006 and December 31, 2005, we re-estimated the fair value of the option liability to be $17,000 and $3,714,000, respectively, based on the following assumptions:

•	Contractual term of 3 months and 1 year,

•	Risk-free interest rate of 4.89% and 4.38%, and

•	Estimated share-price volatility of 61.8% and 65.1%, respectively.

The decrease in the fair value by $574,000 and $3,714,000 for the three and nine months ended September 30, 2006 was recorded in the statements of operations as a component of change in fair value of option liabilities. This decrease was mainly attributable to the decline in our share price from December 31, 2005 to September 30, 2006 and to the reduction in the remaining term due to normal lapse of time.  The option expires on December 31, 2006.

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

In August 2006, we received an additional $11,000,000 from Olympus for the issuance of approximately 1,900,000 shares of our common stock at $5.75 per share from the shelf registration filed in May, 2006. The purchase price was determined by our closing price on August 9, 2006.

As of September 30, 2006, Olympus holds approximately 16.20% of our issued and outstanding shares. If Olympus had decided to exercise its option on September 30, 2006 to purchase all 2,200,000 shares, it would have held 25.06% of our outstanding common stock as of September 30, 2006. Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

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

As a result of the $30,000,000 cash contribution to the Joint Venture by Olympus, we realized an immediate appreciation in the carrying value of our interests in the Joint Venture. As a result, we reported accretion of interests in the Joint Venture of $3,829,000 as a credit directly to additional paid-in capital in the fourth quarter of 2005. This accounting treatment is required by Securities and Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” which prohibits gains from equity transactions (in this case, the non-cash accretion of the interests held in an investment issuing additional shares to another shareholder) when such entity is a “newly-formed, non-operating entity” or a “research and development stage company.”

We have determined that the Joint Venture is a variable interest entity (“VIE”) pursuant to FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary. Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations. At September 30, 2006, the carrying value of our investment in the Joint Venture is $82,000.

We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so. In the first quarter of 2006, we contributed $150,000 to the Joint Venture.

Put/Calls and Guarantees

The Shareholders’ Agreement between Cytori and Olympus provides that in certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to Cytori at the higher of (a) $22,000,000 or (b) the Put's fair value.

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000. At December 31, 2005, the fair value of the Put was $1,600,000, and increased to $1,800,000 for the quarter ended September 30, 2006. The change of $200,000 was recorded in the statements of operations as a component of Change in fair value of option liabilities. The Put value itself, which is perpetual, has been recorded in the caption Long-term option liabilities in the balance sheet.

Index
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

The following assumptions were employed in estimating the value of the Put at September 30, 2006 (these assumptions were not materially different from those used in valuing the Put as of November 4, 2005, and December 31, 2005):

•	The expected volatilities of Cytori and the Joint Venture were assumed to be 63.2% and 69.1%, respectively,

•	The bankruptcy recovery rate for Cytori was assumed to be 21%,

•	The bankruptcy threshold for Cytori was assumed to be $10.78 million,

•	The probability of a change of control event for Cytori was assumed to be 3.04%,

•	The expected correlation between fair values of Cytori and the Joint Venture in the future was assumed to be 99%, and

•	The risk free rate was assumed to be 4.64%.

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

As part of the various agreements with Olympus, we will be required, following commercialization of the Celution™ System, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period. Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports. Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of September 30, 2006.

Deferred revenues, related party

As of September 30, 2006, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for future services that we have agreed to perform on behalf of Olympus and the Joint Venture. These services include completing preclinical and clinical studies, product development and seeking regulatory approval for the treatment of various therapeutic conditions with adult stem and regenerative cells residing in adipose (fat) tissue. These services also include providing an exclusive and perpetual license to our device technology, including the Celution™ System and certain related intellectual property.

Pursuant to EITF 00-21, we have concluded that the license and development services must be accounted for as a single unit of accounting. Refer to note 9 for a full description of our revenue recognition policy.

18.	Gain on Sale of Assets, Thin Film Product Line

In May 2004, we sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST (see note 19). The carrying value of the assets transferred to MAST prior to disposition totaled $634,000, and was comprised of the following:

•	Finished goods inventory of $177,000,

•	Manufacturing and development equipment of $217,000, and

•	Goodwill of $240,000.

Index
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

19.	Thin Film Japan Distribution Agreement

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

Index
At the inception of this arrangement, we received a $1,500,000 license fee which was recorded as deferred revenues in 2004. We have also received $1,250,000 in milestone payments from Senko. See “Revenue Recognition” under note 9 above for our policies with regard to the timing of when these amounts will be recognized as revenues.

As part of the Thin Film sales agreement (see note 18), we granted MAST a right to acquire our Thin Film-related interest in Japan (the “Purchase Right”) during the time period and according to the following terms:

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

20.	Equity Offering

In May 2006, we filed a shelf registration statement to allow ourselves the ability to raise capital through the issuance of common stock, preferred stock, or warrants. In the third quarter of 2006 we received approximately $16,800,000 from the sale of 2,918,255 shares of common stock at $5.75 per share. The purchase price was determined by our closing price on August 9, 2006. Of the amount issued, Olympus purchased $11,000,000 while the balance was purchased by certain institutional investors.

We incurred approximately $428,000 in costs related to this issuance, which was included in the net increase of approximately $16,400,000 to our additional paid-in-capital.

Index

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

Overview

Cytori Therapeutics, Inc. is developing treatments derived from stem cells that reside naturally in adipose (fat) tissue. We are focused on developing applications for these cells for acute myocardial infarction (heart attack), chronic ischemia, a severe form of coronary artery disease, and for use in reconstructive surgery. Our goal is to advance these applications into and through clinical trials and commercialize these therapies with an innovative cell processing device called the Celution™ System. This system automates the complex procedure for extracting and concentrating a patient’s stem and regenerative cells from his/her own adipose tissue at the bedside in about an hour.

The research and development of our adipose stem and regenerative cell therapies has been, and will continue to be, very costly in order to fund clinical trials, preclinical development, and basic research. Research and development expenses for the nine months ended September 2006 increased substantially compared to the same period in 2005 primarily due to the increase in research and clinical development staff.

To address our funding requirements and bolster our cash reserves, in August 2006 we raised approximately $16,800,000 from the sale of 2,918,255 shares of common stock at $5.75 per share. Of the amount of stock sold, Olympus Corporation (“Olympus”) purchased $11,000,000 while the balance was purchased by new and existing institutional investors. Olympus continues to hold an option to purchase up to 2,200,000 shares of Cytori’s common stock, which expires on December 31, 2006.

Our Board of Directors has decided to divest and is actively seeking a buyer (or buyers) for our remaining MacroPore Biosurgery assets as a means to further bolster our cash position as well as to eliminate expenses related to maintaining product manufacturing operations. Revenues from our MacroPore Biosurgery business have dropped significantly, resulting in negative gross margins in the second and third quarters of 2006, which has reduced our cash position and contributed to our increased net losses.

During the third quarter, we reduced our staff by approximately 18% predominantly due to our decreased emphasis on the MacroPore Biosurgery business line. This will further streamline our operations by significantly decreasing our operating expenses. It also reflects the increased focus on our regenerative cell technology and clinical development.

  Our increased research and development efforts in the regenerative cell segment year-to-date resulted in the achievement of many milestones. During this time, we received regulatory clearance on the clinical trial version of our Celution™ System in Europe (CE Mark). With this approval and based on our preclinical data, we expect to initiate clinical studies in Europe to seek reimbursement and claims expansion so that we may market the device for specific therapeutic applications. A safety and feasibility study is scheduled to begin before the end of 2006 to study the use of adipose stem regenerative cells processed via the Celution™ System as a treatment for chronic ischemia, a severe form of coronary artery disease. A second safety and feasibility study is being designed to study the use of these cells for acute myocardial infarction, which we anticipate will begin in 2007.

During the third quarter, we reported data on an important preclinical porcine study evaluating the use of adipose stem and regenerative cells processed via the Celution™ System for treating chronic ischemia. The findings were that injection of adipose stem and regenerative cells into ischemic areas of a heart imparted a statistically significant improvement in ejection fraction, a measure of the heart’s pumping efficiency, and ventricular wall thickness, which may slow the deterioration of its pumping ability. We believe the mechanism by which this benefit was imparted is through angiogenesis, which promotes blood vessel growth and increases perfusion in and around the ischemic area.

During the second and third quarters of 2006, the first 11patients were treated in an investigator-initiated study in Japan utilizing our Celution™ System to explore the use of adipose stem and regenerative cells in breast reconstruction following a partial mastectomy. This application could serve as an alternative to a synthetic implant or a complicated surgical procedure. Based on the investigator’s preliminary observations, he feels there is a high likelihood that the primary evaluation endpoints of safety and feasibility were met and therefore no further patient enrollment is required. We are evaluating the sponsorship of larger studies for the same application in Japan and Europe to support market adoption in these regions.

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

Index
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

As a result of the various arrangements with Olympus, we received $22,000,000 in cash during 2005. We also received an additional $11,000,000 milestone payment in January 2006 after obtaining a CE Mark for the first generation Celution™ System. In the third quarter of 2006, we issued to Olympus an additional 1,913,043 shares for an aggregate amount of $11,000,000, which we received in August 2006. We may possibly receive even more cash proceeds if Olympus decides to exercise its option to purchase 2,200,000 shares of Cytori common stock. If Olympus had chosen to exercise its option on September 30, 2006 to purchase all 2,200,000 shares, it would have held 25.06% of our outstanding common stock as of September 30, 2006.

We have been using and plan to continue to use the $44,000,000 in total cash proceeds received from Olympus to fund the development activities that are necessary to support the commercialization of future generation devices based on our Celution™ System. These development activities include performing preclinical and clinical trials, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.

In connection with the joint venture arrangement with Olympus, Cytori is provided with a source of revenue in the near-and-medium-term. Initially, we recorded $28,311,000 as deferred revenues, related party, a liability account, in the consolidated balance sheet.

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

As part of the various agreements with Olympus, we will be required, following commercialization of the Celution™ System, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period. Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports. Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of September 30, 2006 and therefore no amounts related to this guarantee are reflected on the balance sheet.

In certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to us at the higher of (a) $22,000,000 or (b) the Put's fair value. These put and call rights are contingent on events that are unlikely to occur. Nonetheless, accepted valuation techniques suggest that the put right has a value of approximately $1,800,000 as of September 30, 2006. This value has been recorded as a component of Option liabilities in our balance sheet. Note that the put right is perpetual. Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

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

In February 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease. In exchange for this right, we received $1,500,000 from Olympus, which is non-refundable but may be applied towards any definitive commercial collaboration in this therapeutic area in the future. As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area. The $1,500,000 represents a portion of the deferred revenues, related party account in the balance sheet and will be recognized in the income statement either (i) in connection with other consideration received as part of a definitive commercial collaboration in the future, or (ii) when the exclusive negotiation period expires.

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

Index
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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones. On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product. As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues. To date we have recognized a total of $358,000 in development revenues ($149,000 and $20,000 for the nine months ended September 30, 2006 and 2005, respectively).

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

We have recognized non-employee stock-based compensation expense of $18,000 and $63,000 for the nine months ended September 30, 2006 and 2005, respectively. We adopted SFAS 123R using the modified prospective method of transition. Employee stock-based compensation expense of $2,635,000 was recorded for the nine months ended September 30, 2006, and $337,000 was reported in the nine months ended September 30, 2005. Specifically, we recorded compensation expense for:

•	Awards granted after January 1, 2006, and

•	The unvested portion of previously granted awards outstanding at the date of adoption.

Awards granted to employees prior to our implementation of SFAS 123R were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

As of September 30, 2006, the total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $4,341,000. These costs are expected to be recognized over a weighted average period of 1.91 years.

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

Since the adoption of SFAS 123R, we have not made any changes to the types of awards we have historically granted to our employees. However, upon termination of our Senior Vice President of Finance and Administration, Treasurer, and Principal Accounting Officer in May 2006, we extended his post-separation exercise period on his vested stock options until December 31, 2007. Furthermore, upon elimination of the positions of our Senior Vice President, Business Development, and Vice President, Marketing & Development, in July 2006, we granted both employees an extension of the exercise period on their vested stock options until December 31, 2007. These modifications were based on a business decision related to the awards of three specific individuals and is not in any way related to the implementation of SFAS 123R.

Index
Results of Operations

Product revenues

Product revenues relate to our MacroPore Biosurgery segment and include revenues from our spine and orthopedic products. The following table summarizes the components for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,
	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences

Spine and orthopedics products	$133,000	$1,544,000	$(1,411,000)	(91.4)%	$1,087,000	$4,776,000	$(3,689,000)	(77.2)%
% attributable to Medtronic	100%	100%			100%	100%

Spine and orthopedic product revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures. These revenues were primarily related to orders during the three and nine months ended September 30, 2006 for our radiographically identifiable Spine System products, marketed under the name MYSTIQUE™, which Medtronic, our sole distributor of spine and orthopedic products, launched in the third quarter of 2005. Revenues in the third quarter of 2005 were dominated by pre-launch stocking orders for our MYSTIQUE™ products. However, subsequent to the product launch in the third quarter of 2005, Medtronic has substantially decreased its orders of this product. As a result of this decrease, we experienced negative profit margins for our MacroPore Biosurgery segment for the three and nine months ended September 30, 2006.

Note that Medtronic owns approximately 5.38% of our outstanding common stock as of September 30, 2006.

The future (2006): Our revenue from spine and orthopedic products is dependent upon the market’s adoption of our technology, which is largely dependent upon Medtronic’s marketing efforts and pricing strategies. Therefore our visibility of the size and timing of HYDROSORB™ and MYSTIQUE™ orders is limited. Since we rely on Medtronic’s ability and commitment to build and expand the market share for our products and we have been disappointed in the past by their effort at such, it is possible that we will not receive more than minimal orders for the MYSTIQUE™ portion of the HYDROSORB™ product line during the remainder of 2006. Since it is unlikely that we will see significant sales of the current non-MYSTIQUE™ products any time in the future, it is likely that we will continue to see losses in our Medtronic-dependent MacroPore Biosurgery business going forward.

The majority of all product revenues are attributable to Medtronic as domestic Thin Film revenues ceased in 2004. This may change when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of product revenues

Cost of product revenues relates to our MacroPore Biosurgery segment and includes material, manufacturing labor, overhead costs and an inventory provision. The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences

Cost of product revenues	$368,000	$796,000	$(428,000)	(53.8)%	$1,208,000	$2,233,000	$(1,025,000)	(45.9)%
Inventory provision	—	132,000	(132,000)	—	70,000	178,000	(108,000)	(60.7)%
Stock-based compensation	15,000	—	15,000	—	63,000	—	63,000	—
Total cost of product revenues	$383,000	$928,000	$(545,000)	(58.7)%	$1,341,000	$2,411,000	$(1,070,000)	(44.4)%
Total cost of product revenues as % of product revenues	288.0%	60.1%			123.4%	50.5%

MacroPore Biosurgery:

•	As our product revenues are currently generated only through sales of bioresorbable products, cost of revenues is related only to our MacroPore Biosurgery segment.

•
Total cost of product revenues, as a percent of product revenues, increased by 581.7% and 344.4% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The change for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was due primarily to fixed labor and overhead costs applied to sharply declining product revenues in the periods. As MacroPore Biosurgery product revenues have declined, gross margins have been negatively affected by fixed costs. In fact, for the three and nine months ended September 30, 2006, we experienced negative profit margins.

Index
•
In response to MacroPore Biosurgery’s declining revenues, we are seeking to reduce expenses. We reduced our headcount by 18% in the third quarter of 2006. A large portion of the affected personnel related to the MacroPore Biosurgery segment.

•
Excess manufacturing costs - that is, costs resulting from lower than “normal” production levels - expensed during the three and nine months ended September 30, 2006 were $346,000 and $988,000 as compared to $341,000 and $532,000 for the same periods in 2005.

•
Cost of product revenues in 2006 includes approximately $15,000 and $63,000 of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively. There was no similar expense in 2005. For further details, see stock-based compensation discussion below.

•	During the third quarters of 2006 and 2005, we recorded provisions of $0 and $132,000, respectively, related to excess inventory.

The future (2006). The lack of orders from Medtronic deprives us of economies of scale and has and will continue to negatively impact our margins. We do not expect demand for our HYDROSORB™ MYSTIQUE™ products, which depends largely on Medtronic’s marketing efforts, to increase during the remainder of 2006. If this proves to be true, this segment will remain unprofitable and we will continue to incur excess manufacturing costs similar to amounts we recorded in the first nine months of the year.

It appears that the spine and orthopedics business is not succeeding under our stewardship. As a result, our Board of Directors has decided to divest and is actively seeking a buyer (or buyers) for these assets.

Development revenues

The following table summarizes the components of our development revenues for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Regenerative cell technology:
Development (Olympus)	$—	$—	$—	—	$683,000	$—	$683,000	—
Research grant (NIH)	303,000	25,000	278,000	1,112.0%	310,000	110,000	200,000	181.8%
Regenerative cell storage services and other	47,000	2,000	45,000	2,250.0%	103,000	6,000	97,000	1,616.7%
Total regenerative cell technology	350,000	27,000	323,000	1,196.3%	1,096,000	116,000	980,000	844.8%

MacroPore Biosurgery:
Development (Senko)	1,000	11,000	(10,000)	(90.9)%	149,000	20,000	129,000	645.0%
Total development revenues	$351,000	$38,000	$313,000	823.7%	$1,245,000	$136,000	$1,109,000	815.4%

Regenerative cell technology:

•
We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach). During the three and nine months ended September 30, 2006, we recognized $0 and $683,000 of revenue associated with our arrangements with Olympus. The revenue recognized in the first quarter of 2006 was a result of completion of a pre-clinical study and a milestone payment upon receipt of a CE mark for the first generation Celution™ System.

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

During the three and nine months ended September 30, 2006, we incurred $393,000 and $479,000 in expenditures, of which $303,000 and $310,000 were qualified. We recorded a total of $303,000 and $310,000 in revenues for the three and nine months ended September 30, 2006, respectively, which include allowable grant fees as well as cost reimbursements. During the three and nine months ended September 30, 2005, we incurred $25,000 and $108,000 of costs, of which all were qualified. We recorded a total of $25,000 and $110,000 in revenues for the three and nine months ended September 30, 2005, which includes $2,000 in allowable grant fees as well as cost reimbursements.

Index
MacroPore Biosurgery:

Under a Distribution Agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•
Upon notifying Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we were entitled to a nonrefundable payment of $1,250,000. We so notified Senko on September 28, 2004, received payment in October of 2004, and recorded deferred revenues of $1,250,000. As of September 30, 2006, of the amount deferred, we have recognized development revenues of $358,000 ($149,000 in 2006, $51,000 in 2005, and $158,000 in 2004).

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

The future (2006): We expect that revenues from our regenerative cell technology segment will increase during the remainder of 2006. Specifically, we anticipate completing two pre-clinical studies and certain phases of our product development performance obligations during the remainder of 2006. If we are successful in achieving certain milestone points related to these activities, we will recognize approximately $7,000,000 in revenues in 2006. The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete the service obligations we have agreed to perform) as well as external considerations, including obtaining the necessary regulatory approvals for various therapeutic applications related to the Celution™ System.

We are entitled to receive up to $850,000 in grants related to Adipose-Derived Cell Therapy for Myocardial Infarction as defined by the NIH grant agreement for Phase II research. As of September 30, 2006, we have received and recognized all $850,000 of such funding.

We will continue to recognize revenue from the development work we are performing on behalf of Senko, based on the relative fair value of the milestones completed to the total efforts expected to be necessary to obtain regulatory clearance with the MHLW. Obtaining regulatory clearance with the MHLW for initial commercialization is expected in the fourth quarter of 2006 or early 2007. Accordingly, we expect to recognize approximately $1,142,000 (consisting of $892,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement. Moreover, we expect to recognize $500,000 per year associated with deferred Senko license fees over a three-year period following commercialization as the refund rights associated with the license payment expire.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies, and in 2006, clinical studies. The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Regenerative cell technology:
Regenerative cell technology	$2,805,000	$3,293,000	$(488,000)	(14.8)%	$9,785,000	$8,288,000	$1,497,000	18.1%
Joint Venture	1,866,000	—	1,866,000	—	4,732,000	—	4,732,000	—
Research grants (NIH)	302,000	25,000	277,000	1,108.0%	388,000	108,000	280,000	259.3%
Stock-based compensation	296,000	4,000	292,000	7,300.0%	837,000	67,000	770,000	1,149.3%
Total regenerative cell technology	5,269,000	3,322,000	1,947,000	58.6%	15,742,000	8,463,000	7,279,000	86.0%

MacroPore Biosurgery:
Bioresorbable polymer implants	235,000	533,000	(298,000)	(55.9)%	824,000	1,907,000	(1,083,000)	(56.8)%
Development milestone-Senko	45,000	24,000	21,000	87.5%	159,000	91,000	68,000	74.7%
Stock-based compensation	3,000	112,000	(109,000)	(97.3)%	24,000	112,000	(88,000)	(78.6)%
Total MacroPore Biosurgery	283,000	669,000	(386,000)	(57.7)%	1,007,000	2,110,000	(1,103,000)	(52.3)%
Total research and development expenses	$5,552,000	$3,991,000	$1,561,000	39.1%	$16,749,000	$10,573,000	$6,176,000	58.4%

Index
Regenerative cell technology:

•
Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose (fat) tissue as a source for autologous regenerative cells for therapeutic applications. These expenses, in conjunction with our continued development efforts related to our Celution™ System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006. Labor-related expenses, not including stock-based compensation, increased by $305,000 and $2,031,000, respectively, for the three and nine months ended September 30, 2006 and 2005. Professional services expense, which includes preclinical study costs, increased by $467,000 and $1,326,000 for the three and nine months ended September 30, 2006 as compared to the same periods in 2005. Rent and utilities expense increased by $118,000 and $805,000 in the three and nine months ended September 2006 as compared to 2005 due to the addition of our new facility. Other supplies increased by $132,000 and $722,000 during the three and nine months ended September 30, 2006 as compared to 2005. Other notable increases included repairs and maintenance of $150,000 and $380,000 and depreciation expense increases of $129,000 and $417,000, for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.

•
Expenditures related to the Joint Venture with Olympus, which are included in the fluctuation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution™ System. These development activities include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets. For the three and nine months ended September 30, 2006, costs associated with the development of the device were $1,866,000 and $4,732,000. These expenses were composed of $712,000 and $2,217,000 in labor and related benefits, $714,000 and $1,452,000 in consulting and other professional services, $335,000 and $774,000 in supplies and $105,000 and $289,000 in other miscellaneous expense, respectively. There were no comparable expenditures for the three and nine months ended September 30, 2005.

•
In 2004, we entered into an agreement with the NIH to reimburse us for up to $950,000 (Phase I $100,000 and Phase II $850,000) in “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. For the three and nine months ended September 30, 2006, we incurred $393,000 and $479,000 of direct expenses relating entirely to Phase II ($90,000 and $169,000 of which were not reimbursed, respectively). To date, we have incurred $1,125,000 of direct expenses ($186,000 of which were not reimbursed) relating to both Phases I and II of the agreement.

•
Stock-based compensation for the regenerative cell technology segment of research and development was $296,000 and $837,000 for the three and nine months ended September 30, 2006, respectively. Stock-based compensation for the three and nine months ended September 30, 2005 was $4,000 and $67,000, respectively. See stock-based compensation discussion below for more details.

MacroPore Biosurgery:

•
Our bioresorbable polymer surgical implants platform technology is used for development of spine and orthopedic products. The decrease in research and development costs associated with bioresorbable polymer implants for the three and nine months ended September 30, 2006 as compared with the same period in 2005 was due primarily to our shift in focus to our regenerative cell technology segment. Labor and related benefits expense decreased by $150,000 and $548,000 for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. This was due to a redistribution of labor resources from one segment to the other as well as a reduction in force in the third quarter of 2006.

•
Under a Distribution Agreement with Senko we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan. Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW. During the three and nine months ended September 30, 2006 we incurred $45,000 and $159,000, respectively, of expenses related to this regulatory and registration process. We incurred $24,000 and $91,000 of expenses for the same periods in 2005.

•
Stock-based compensation for the MacroPore Biosurgery segment of research and development for the three and nine months ended September 30, 2006 was $3,000 and $24,000, respectively. Stock-based compensation for the three and nine months ended September 30, 2005 was $112,000 and $112,000, respectively. See stock-based compensation discussion below for more details.

The future (2006). Our strategy is to continue to increase our research and development efforts in the regenerative cell field and we anticipate expenditures in this area of research to total approximately $20,000,000 to $22,000,000 in 2006. We are researching therapies for cardiovascular disease, aesthetic and reconstructive surgery, gastrointestinal disorders and spine and orthopedic conditions. The expenditures will primarily relate to developing therapeutic applications and conducting preclinical and clinical studies on adipose-derived stem and regenerative cells.

We continue to reduce research and development expenditures in the bioresorbable platform technology, and they will continue to be significantly less than our regenerative cell business research and development expenditures. We anticipate minimal further expenditures in this area of research in the fourth quarter of 2006 given our increased focus on the regenerative cell business.

Index
Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, and promotional activities and materials. Medtronic is responsible for the distribution, marketing and sales support of our spine and orthopedic devices. The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Regenerative cell technology:
International sales and marketing	$310,000	$224,000	$86,000	38.4%	$910,000	$224,000	$686,000	306.3%
Stock-based compensation	263,000	—	263,000	—	451,000	—	451,000	—
Total regenerative cell technology	573,000	224,000	349,000	155.8%	1,361,000	224,000	1,137,000	507.6%

MacroPore Biosurgery:
General corporate marketing	10,000	106,000	(96,000)	(90.6)%	140,000	357,000	(217,000)	(60.8)%
International sales and marketing	27,000	36,000	(9,000)	(25.0)%	74,000	513,000	(439,000)	(85.6)%
Stock-based compensation	—	113,000	(113,000)	—	9,000	113,000	(104,000)	(92.0)%
Total MacroPore Biosurgery	37,000	255,000	(218,000)	(85.5)%	223,000	983,000	(760,000)	(77.3)%
Total sales and marketing expenses	$610,000	$479,000	$131,000	27.3%	$1,584,000	$1,207,000	$377,000	31.2%

Regenerative Cell Technology:

•
International sales and marketing expenditures for the three and nine months ended September 30, 2006, relate primarily to salaries expense for employees involved in business development. The main emphasis of these newly-formed functions is to seek strategic alliances and/or co-development partners for our regenerative cell technology, which we began to focus on in the third quarter of 2005.

•
Stock-based compensation for the regenerative cell segment of sales and marketing for the three and nine months ended September 30, 2006 was $263,000 and $451,000, respectively. There was no similar expense in 2005. See stock-based compensation discussion below for more details.

MacroPore Biosurgery:

•
General corporate marketing expenditures relate to expenditures for maintaining our corporate image and reputation within the research and surgical communities. The decreases in the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 were due to a shift in focus towards our regenerative cell technology marketing, which in turn prompted a reduction in headcount in biomaterials and general corporate marketing.

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

•
Stock-based compensation for the MacroPore Biosurgery segment of sales and marketing for the three and nine months ended September 30, 2006 was $0 and $9,000, respectively. Stock-based compensation for the three and nine months ended September 30, 2005 was $113,000 and $113,000, respectively. See stock-based compensation discussion below for more details.

The future. We project that general corporate marketing as well as our MacroPore Biosurgery international sales and marketing expenditures will remain reasonably stable for the remainder of 2006. We also expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue and expand our pursuit of strategic alliances and co-development partners.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses. The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
General and administrative	$2,979,000	$3,017,000	$(38,000)	(1.3)%	$8,737,000	$7,374,000	$1,363,000	18.5%
Stock-based compensation	202,000	112,000	90,000	80.4%	1,268,000	112,000	1,156,000	1,032.1%
Total general and administrative expenses	$3,181,000	$3,129,000	$52,000	1.7%	$10,005,000	$7,486,000	$2,519,000	33.6%

Index
•
During the three and nine months ended September 30, 2006, we accrued $487,000 related to 100,000 shares of stock to be issued to UC in the fourth quarter of 2006. This resulted from the amended contract between UC and us that was finalized in the third quarter of 2006. At the time the agreement was reached, the stock was trading at $4.87 per share.

•
An overall decrease (excluding stock-based compensation) occurred in the third quarter of 2006 as compared to the same period in 2005. This was a result of the effort put forth by management to decrease costs, offset for the year by higher costs in the first and second quarters of 2006. Salaries and other related benefits (not including stock-based compensation) increased by $212,000 and $791,000 for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. Travel and entertainment expense decreased by $93,000 and $30,000 for the three and nine months ended September 30, 2006. Depreciation expense increased by $4,000 and $97,000 for the three and nine months ended September 30, 2006.

•
In the second quarter of 2006, we recorded an additional $118,000 of depreciation expense to accelerate the estimated remaining lives for certain assets determined to be no longer in use. These assets related to furniture and fixtures no longer in use due to our recent relocation as well as outdated computer software and related equipment. The assets belong to both our regenerative cell technology and MacroPore Biosurgery operating segments. We recorded the charge as an increase to general and administrative expenses. There was no similar charge for the same period in 2005.

•
Stock-based compensation related to general and administrative expense for the three and nine months ended September 30, 2006 was $202,000 and $1,268,000, respectively. Stock-based compensation for the three and nine months ended September 30, 2005 was $112,000 and $112,000. See stock-based compensation discussion below for more details.

The future. We expect general and administrative expenses to remain steady or increase slightly in 2006, to approximately $12,000,000 to $14,000,000 in 2006. We are seeking ways to minimize the ratio of these expenses to research and development expenses. As a result, we have begun efforts to restrain general and administrative expense.

We have incurred, and expect to continue to incur, substantial legal expenses in connection with the University of Pittsburgh’s 2004 lawsuit. Although we are not litigants and are not responsible for any settlement costs, if the University of Pittsburgh wins the lawsuit our license rights to the patent in question could be nullified or rendered non-exclusive and our regenerative cell strategy could be significantly affected. Further, as a result of the amended UC contract signed in the third quarter or 2006, we are responsible for all patent prosecution and litigation costs related to this lawsuit.

Stock-based compensation expenses

As noted previously, we adopted SFAS 123R on January 1, 2006. Prior period figures have not been restated and therefore are not comparable to the current year presentation.

The following table summarizes the components of our stock based compensation for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Regenerative cell technology:
Research and development related	$296,000	$4,000	$292,000	7,300.0%	$837,000	$67,000	$770,000	1,149.3%
Sales and marketing related	263,000	—	263,000	—	451,000	—	451,000	—
Total regenerative cell technology	559,000	4,000	555,000	13,875.0%	1,288,000	67,000	1,221,000	1,822.4%

MacroPore Biosurgery:
Cost of product revenues	15,000	—	15,000	—	63,000	—	63,000	—
Research and development related	3,000	112,000	(109,000)	(97.3)%	24,000	112,000	(88,000)	(78.6)%
Sales and marketing related	—	113,000	(113,000)	—	9,000	113,000	(104,000)	(92.0)%
Total MacroPore Biosurgery	18,000	225,000	(207,000)	(92.0)%	96,000	225,000	(129,000)	(57.3)%

General and administrative related	202,000	112,000	90,000	80.4%	1,268,000	112,000	1,156,000	1,032.1%
Total stock based compensation	$779,000	$341,000	$438,000	128.4%	$2,652,000	$404,000	$2,248,000	556.4%

Index
Regenerative cell technology:

•
In the first quarter of 2006, we granted 2,500 shares of restricted common stock to a non-employee scientific advisor. Similarly, in the second quarter of 2005, we granted 20,000 shares of restricted common stock to a non-employee scientific advisor. Because the shares granted are not subject to additional future vesting or service requirements, the stock-based compensation expense of $18,000 recorded in the first quarter of 2006 (and $63,000 recorded in the second quarter of 2005) constitute the entire expenses related to these grants, and no future period charges will be reported. The stock is restricted only in that it cannot be sold for a specified period of time. There are no vesting requirements. The scientific advisors also receive cash consideration as services are performed.

•
Of the $2,652,000 charge to stock-based compensation for the nine months ended September 30, 2006, $567,000 related to award modifications for the termination of the full-time employment of our former Senior Vice President of Finance and Administration in exchange for part-time employment and eliminations of the positions of Senior Vice President, Business Development, and Vice President, Marketing and Development, and the position of a less senior employee. The charge reflects the incremental fair value of the extended vested stock options (over the fair value of the original awards at the modification date), as well as compensation cost associated with the cancelled non-vested option awards that would have been recognized if the three individuals continued to vest in their options until the end of their employment term. There will be no further charges related these modifications.

The future (2006). We will continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their terms. As of September 30, 2006, the total compensation cost related to non-vested stock options not yet recognized for all plans presented is approximately $4,341,000. These costs are expected to be recognized over a weighted average period of 1.91 years.

Change in fair value of option liabilities

The following is a table summarizing the change in fair value of option liabilities for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Change in fair value of option liability	$(574,000)	$924,000	$(1,498,000)	(162.1)%	$(3,714,000)	$984,000	$(4,698,000)	(477.4)%
Change in fair value of put option liability	200,000	—	200,000	—	200,000	—	200,000	—
Total change in fair value of option liabilities	$(374,000)	$924,000	$(1,298,000)	(140.5)%	$(3,514,000)	$984,000	$(4,498,000)	(457.1)%

•
We granted Olympus an option to acquire 2,200,000 shares of our common stock which expires December 31, 2006. The exercise price of the option shares is $10 per share. We have accounted for this grant as a liability because upon the exercise of the option, we will be required to deliver listed shares of our common stock to settle the option shares. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of this option has been re-measured at the end of each quarter, using the Black-Scholes option pricing model, with the movement in fair value reported in the statement of operations as a change in fair value of option liabilities. At September 30, 2006, the contractual term, fair market value, risk-free interest rate and volatility assumptions used in the Black-Scholes option pricing model were 3 months, 4.89% and 61.8%, respectively. The decline in the fair value of the option liability is due primarily to a shortened contractual term as the option moves closer to maturity.

•
In reference to the Joint Venture, the Shareholders’ Agreement between Cytori and Olympus provides that in certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to us at the higher of (a) $22,000,000 or (b) the Put's fair value. The Put value has been classified as a liability.

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

Index
The following assumptions were employed in estimating the value of the Put at September 30, 2006 (these assumptions were not materially different from those used in valuing the Put since November 4, 2005 and every quarter subsequent until the present):

▪	The expected volatilities of Cytori and the Joint Venture were assumed to be 63.2% and 69.1%, respectively,

▪	The bankruptcy recovery rate for Cytori was assumed to be 21%,

▪	The bankruptcy threshold for Cytori was assumed to be $10.78 million,

▪	The probability of a change of control event for Cytori was assumed to be 3.04%,

▪	The expected correlation between the fair values of Cytori and the Joint Venture in the future was assumed to be 99%, and

▪	The risk free rate was assumed to be 4.64%.

The future (2006).  The 2,200,000 share option expires on December 31, 2006. Unless the option is exercised some time during the fourth quarter of 2006, the change from $17,000 in the third quarter to $0 option liability at December 31, 2006 will be reported in the statements of operations as changes in the fair value of option liabilities and no longer re-measured going forward.

The Put has no expiration date. Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Other income

The following table summarizes the gain on sale of assets for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Gain on sale of assets	$—	$5,526,000	$(5,526,000)	—	$—	$5,526,000	$5,526,000	—

The $5,526,000 gain on sale of assets recorded in September 2005 was related to the sale of the majority of our Thin Film product line. As part of the disposal arrangement, we agreed to complete certain performance obligations which prevented us from recognized the gain on sale of assets when the cash was initially received. In August 2005, following the settlement of arbitration proceedings related to the sale agreement with MAST, we were able to recognize the gain on sale of assets of $5,650,000 less $124,000 of related deferred costs, in the statement of operations.

The future (2006). No additional gains will be recognized related to this sale.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Interest income	$158,000	$99,000	$59,000	59.6%	$537,000	$208,000	$329,000	158.2%
Interest expense	(47,000)	(31,000)	(16,000)	51.6%	(158,000)	(107,000)	(51,000)	47.7%
Other income (expense)	(7,000)	(13,000)	6,000	(46.2)%	(13,000)	(52,000)	39,000	(75.0)%
Total	$104,000	$55,000	$49,000	89.1%	$366,000	$49,000	$317,000	646.9%

•
Interest income increased from 2005 to 2006 due to a larger balance of funds available for investment, which was a result of the transactions with Olympus, as well as the sale of common stock in the third quarter. Interest expense increased due to a new promissory note executed late in 2005 for additional equipment financing.

•	Other income (expense) represents changes in foreign currency exchange rates.

The future (2006). Interest income earned in 2006 will be dependent on our levels of funds available for investment as well as general economic conditions, but will exceed 2005 overall. Interest expense will increase in 2006 due to the additional promissory note executed late in 2005.

Index
Equity loss from investment in Joint Venture

The following table summarizes equity loss from investment in joint venture for the three and nine months ended September 30, 2006 and 2005:

	For the three months ended September 30,				For the nine months ended September 30,

	2006	2005	$ Differences	% Differences	2006	2005	$ Differences	% Differences
Equity loss in investment	$(3,000)	$—	$(3,000)	—	$(68,000)	$—	$(68,000)	—

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2006 and December 31, 2005:

	September 30,	December 31,	$	%
	2006	2005	Differences	Differences
Cash and cash equivalents	$13,615,000	$8,007,000	$5,608,000	70.0%
Short-term investments, available for sale	4,834,000	7,838,000	(3,004,000)	(38.3)%
Total cash and cash equivalents and short-term investments, available for sale	18,449,000	15,845,000	2,604,000	16.4%

Current assets	19,543,000	17,540,000	2,003,000	11.4%
Current liabilities	5,736,000	7,081,000	(1,345,000)	(19.0)%
Working capital	$13,807,000	$10,459,000	$3,348,000	32.0%

In order to provide greater financial flexibility and liquidity, and in view of the substantial cash needs of our regenerative cell business during its development stage, we will need to raise additional capital (notwithstanding the proceeds received from the Olympus collaboration agreements, which were entered into in November 2005). We have put into place a shelf registration statement, under which we can, from time to time, seek to sell up to $50,000,000 of registered equity securities. In the third quarter of 2006, we received net proceeds of $16,400,000 from the sale of registered common stock pursuant to this registration statement, of which Olympus purchased $11,000,000; the remaining securities were purchased by other institutional investors. We are also implementing certain cost containment measures and are considering divestment and other strategic alternatives for our spine and orthopedics business. With consideration of these endeavors as well as existing funds, cash generated by operations, and other accessible sources of financing, we believe our cash position is adequate to satisfy our working capital, capital expenditures, debt service and other financial commitments at least through September 30, 2007.

From inception to September 30, 2006, we have financed our operations primarily by:

•	Issuing our stock,

•	Generating revenues,

•	Selling the CMF product line in September 2002,

•	Selling the Thin Film product line (except for the territory of Japan), in May 2004,

•
Entering into a Distribution Agreement for the distribution rights to Thin Film in Japan, in which we received an upfront license fee in July 2004 and an initial development milestone payment in October 2004,

•	Obtaining a modest amount of capital equipment long-term financing,

•	Closing a Stock Purchase Agreement with Olympus in May 2005,

•	Entering into a collaborative arrangement with Olympus in November 2005, including the formation of a joint venture called Olympus-Cytori, Inc.,

Index
•	Receiving funds in exchange for granting Olympus an exclusive right to negotiate for gastrointestinal-related applications in February 2006, and

•	Issuing $16,800,000 of registered common stock under our shelf registration statement in August 2006.

We increased our cash position by $11,000,000 in May 2005 through a common stock purchase agreement we entered into with Olympus in April 2005. This agreement covers the sale of 1,100,000 shares of our common stock to Olympus. Also as part of the agreement, we granted Olympus an option that expires December 31, 2006 to purchase an additional 2,200,000 shares of common stock at $10.00 per share.

Furthermore, we entered into a strategic development and manufacturing joint venture as well as other agreements with Olympus in November 2005. Under the collaborative arrangements, we formed the Joint Venture with Olympus to develop and manufacture future generation devices based on our Celution™ System. Pursuant to the terms of the agreements, we received $11,000,000 in cash upon closing in the fourth quarter of 2005; this cash is incremental to the proceeds received under the Olympus equity investment described above.

In January 2006, we also received an additional $11,000,000 upon our receipt of a CE mark for the first generation Celution™ System and received an additional $1,500,000 in the first half of 2006 in exchange for the grant to Olympus of an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease. We may receive more proceeds if Olympus decides to exercise its option to purchase 2,200,000 shares of our common stock.

In August 2006, we sold 2,918,255 shares of our common stock at $5.75 per share for an aggregate of approximately $16,800,000. Olympus purchased $11,000,000 of these shares and the remaining balance was purchased by certain institutional investors. We received net proceeds of approximately $16,400,000, net of related offering costs and fees.

We don’t expect significant further capital expenditures in 2006 beyond those already incurred to date; however, if necessary, we may borrow under our Amended Master Security Agreement.

Any excess funds will be invested in short-term available-for-sale investments.

   Our capital requirements for 2006 and beyond will depend on numerous factors, including the resources we devote to developing and supporting our investigational cell therapy products, market acceptance of our developed products, regulatory approvals and other factors. We expect to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time and have therefore positioned ourselves to expand our cash position through actively pursuing co-development and marketing agreements, research grants, and licensing agreements related to our regenerative cell technology platform. Further, we are actively seeking a buyer (or buyers) for our remaining MacroPore Biosurgery assets as a means to fund our continuing efforts in this platform. This decision is based on the change in our strategic focus as well as the continuing negative profit margins being realized from the MacroPore Biosurgery segment. We expect to complete the disposal no later than the third quarter of 2007.

The following summarizes our contractual obligations and other commitments at September 30, 2006, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term obligations	$1,796,000	$886,000	$910,000	$—	$—
Interest commitment on long-term obligations	211,000	139,000	72,000	—	—
Operating lease obligations	6,251,000	2,086,000	4,165,000	—	—
Research study obligations	1,283,000	1,225,000	58,000	—	—
Total	$9,541,000	$4,336,000	$5,205,000	$—	$—

Cash (used in) provided by operating, investing and financing activities for the nine months ended September 30, 2006 and 2005, is summarized as follows:

	For the nine months ended September 30,
	2006	2005

Net cash used in operating activities	$(11,471,000)	$(5,494,000)
Net cash provided by investing activities	622,000	2,252,000
Net cash provided by financing activities	16,457,000	2,677,000

Index
Operating activities

Net cash used in operating activities for the nine months ended September 30, 2006 resulted from our $23,535,000 net loss, adjusted for the $11,000,000 cash we received in 2006 from the Joint Venture upon obtaining the CE Mark in the first quarter of 2006 and $1,605,000 of non-cash depreciation and amortization, along with other changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Net cash used in operating activities for the nine months ended September 30, 2005 resulted from our net loss of $12,174,000, adjusted for material non-cash activities, such as the gain on sale of assets, as well as changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities.

Operating losses for both periods resulted largely from expenses related to our regenerative medicine research and development efforts. The $5,977,000 increased use of cash for operating activities was due primarily to the decline in sales to Medtronic, combined with an overall increase in research and development expenditures.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2006 resulted primarily from expenditures for leasehold improvements, offset in part by the net proceeds from the sale of short-term investments.

Net cash provided by investing activities for the nine months ended September 30, 2005 resulted primarily from the sale and maturity of our short-term investments, the proceeds from which were used to fund operating activities during the first nine months of 2005.

Capital spending is essential to our product innovation initiatives and to maintain our operational capabilities. For the nine months ended September 30, 2006 and 2005, we used cash to purchase $2,214,000 and $1,052,000, respectively, of property and equipment to support manufacturing of our bioresorbable implants and for the research and development of the regenerative cell technology platform. The increase in 2006 capital spending was caused primarily by expenditures for leasehold improvements made to our new facilities.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2006 related mainly to the issuance of 2,918,255 shares of our common stock in exchange for $16,800,000. It was also related to the exercise of employee stock options and was to some extent offset by the principal payments on long-term obligations.

The net cash provided by financing activities for the nine months ended September 30, 2005 related mainly to the sale of common stock to Olympus for $11,000,000. The composition of the $11,000,000 in proceeds included: $3,003,000 for the sale of common stock, $186,000 for the issuance of an option, which was recorded in financing activities, and $7,811,000 for the issuance of common stock and options in excess of fair market value, which we have characterized as deferred revenues, related party, and recorded in operating activities.

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

Index
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

On the other hand, we concluded that (a) the upfront distribution license fee, (b) the revenues from training for representatives of Senko, and (c) the payments in the form of royalties on future product sales are not separable elements under EITF 00-21.

In arriving at our conclusions, we had to consider whether our customer, Senko, would receive stand alone value from each delivered element. We also, in some cases, had to look to third party evidence to support the fair value of certain undelivered elements - notably, training - since we as a company do not routinely deliver this service on a stand alone basis. Finally, we had to make assumptions about how the non-separable elements of the arrangement are earned, particularly the estimated period over which Senko will benefit from the arrangement (refer to the “Recognition” discussion below for further background).

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

Index
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

▪
As part of the Senko Distribution Agreement, we received an upfront license fee upon execution of the arrangement, which, as noted previously, was not separable under EITF 00-21. Accordingly, the license has been combined with the development (milestones) element, which was separable, to form a single accounting unit. This single element of $3,000,000 in fees includes $1,500,000 which is potentially refundable. We have recognized, and will continue to recognize the non-contingent fees allocated to this combined element as revenues as we complete each of the performance obligations associated with the milestones component of this combined deliverable. Note that the timing of when we have recognized revenues to date does not correspond with the cash we received upon achieving certain milestones. For example, the first such milestone payment for $1,250,000 became payable to us when we filed a commercialization application with the Japanese regulatory authorities. However, we determined that the payment received was not commensurate with the level of effort expended, particularly when compared with other steps we believe are necessary to commercialize the Thin Film product line in Japan. Accordingly, we did not recognize the entire $1,250,000 received as revenues, but instead all but $358,000 of this amount is classified as deferred revenues. The $358,000 ($149,000 in 2006, $51,000 in 2005 and $158,000 in 2004) was recognized as development revenues based on our estimates of the level of effort expended for completed milestones as compared with the total level of effort we expect to incur under the arrangement to successfully achieve regulatory approval of the Thin Film product line in Japan. These estimates were subject to judgment and there may be changes in estimates regarding the total level of effort as we continue to seek regulatory approval. In fact there can be no assurance that commercialization in Japan will ever be achieved, although our latest understanding is that regulatory approval will be received during the remainder of 2006 or early 2007.

▪
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

▪
We are eligible to receive grants from the NIH related to our research on adipose derived cell therapy to treat myocardial infarctions. There are no specific standards under U.S. GAAP that prescribe the recognition or classification of these grants in the statement of operations. Absent such guidance, we have established an accounting policy to recognize NIH grant revenues at the lesser of:

○ Qualifying costs incurred (and not previously recognized), plus any allowable grant fees, for which Cytori is entitled to grant funding; or,

○ The amount determined by comparing the research outputs generated to date versus the total outputs that are expected to be achieved under the entire arrangement.

▪
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

▪
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

Index
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

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $4,387,000 remains on our balance sheet as of September 30, 2006. As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonable possible that impairment may exist. Moreover, this testing must be performed at a level of the organization known as the reporting unit. A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.

Specifically, the process for testing goodwill for impairment under SFAS 142 involves the following steps:

•	Company assets and liabilities, including goodwill, are allocated to each reporting unit for purposes of completing the goodwill impairment test.

•	The carrying value of each reporting unit - that is, the sum of all of the net assets allocated to the reporting unit - is then compared to its fair value.

•	If the fair value of the reporting unit is lower than its carrying amount, goodwill may be impaired - additional testing is required.

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

Finally, with the consultation and assistance of a third party, we estimated the fair value of our reporting units by using various estimation techniques. In particular, in 2005, we estimated the fair value of our MacroPore Biosurgery reporting unit based on an equal weighting of the market values of comparable enterprises and discounted projections of estimated future cash flows. Clearly, identifying comparable companies and estimating future cash flows as well as appropriate discount rates involve judgment. On the contrary, we estimated the fair value of our regenerative cell reporting unit solely using an income approach, as we believe there are no comparable enterprises on which to base a valuation. The assumptions underlying this valuation method involve a substantial amount of judgment, particularly since our regenerative cell business has yet to generate any revenues and does not have a commercially viable product.

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

Index
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

We initially deferred recognition of the gain related to our disposition of certain Thin Film assets, which occurred in May 2004. Again, the Asset Purchase Agreement governing the Thin Film sale obligated us to perform certain actions for the benefit of the buyer - MAST - for a defined period of time, such as serving as a back-up supplier. We concluded, due to the arbitration proceedings settled in August 2005, that we completed our remaining performance obligations during the third quarter of 2005. Accordingly, we recognized the remaining deferred gain on sale of assets as gain on sale of assets.

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

In concluding that the Joint Venture was a VIE, we considered the following factors:

•
Under FIN 46R, an entity is a VIE if it has insufficient equity to finance its activities. We recognized that the initial cash contributed to the Joint Venture formed by Olympus and Cytori ($30,000,000) would be completely utilized by the first quarter of 2006. Moreover, it was highly unlikely that the Joint Venture would be able to obtain the necessary financing from third party lenders without additional subordinated financial support - such as personal guarantees by one or both of the Joint Venture stockholders. Accordingly, the joint venture will require additional financial support from Olympus and Cytori to finance its ongoing operations, indicating that the Joint Venture is a VIE. In fact, in the first quarter of 2006, both we and Olympus contributed $150,000 each to fund the Joint Venture’s ongoing operations.

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

The application of FIN 46R involves substantial judgment, and others may arrive at a conclusion that Cytori should consolidate the Joint Venture. Had we consolidated the Joint Venture, though, there would be no effect on our net income or shareholders’ equity at September 30, 2006 or for the quarter and nine months then ended. However, certain balance sheet and income statement captions would have been presented in a different manner. For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments - An Amendment of FASB Statements Nos. 133 and 140” (“SFAS 155”). SFAS 155 allows companies to elect an accounting policy choice for so-called “hybrid instruments”. A hybrid instrument is a contract that contains one or more embedded derivatives. In many cases, Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Accounting” (“SFAS 133”) requires that an embedded derivative be separated from the “host contract” and accounted for at fair value in the financial statements. SFAS 155 removes the mandatory requirement to bifurcate an embedded derivative if the holder elects to account for the entire instrument - that is, both the host contract and the embedded derivative - at fair value, with subsequent changes in fair value recognized in earnings. SFAS 155 is effective for all hybrid instruments acquired or issued on or after September 15, 2006 and may be applied to hybrid financial instruments that had been bifurcated under SFAS 133 in the past. We do not believe that the adoption of SFAS 155 will have a significant effect on our financial statements.

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

Index
In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We do not believe that the adoption of EITF 06-3 will have a significant effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We do not believe that the adoption of SAB 108 will have a significant effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a significant effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest. Our exposure relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $4,834,000 as of September 30, 2006, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at September 30, 2006, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer. While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows. Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe and Japan. Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies. Based on our cash balances and revenues derived from markets other than the United States for the quarter ended September 30, 2006, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss. Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Under our Japanese Thin Film agreement with Senko, we would receive payments in the nature of royalties based on Senko’s net sales, which would be Yen denominated. We expect such sales or royalties to begin early 2007.

Item 4. Controls and Procedures

Christopher J. Calhoun, our Chief Executive Officer, and Mark E. Saad, our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of September 30, 2006, our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2006, we were not a party to any material legal proceeding. We are not formally a party to the University of Pittsburgh patent litigation. However, we are responsible for reimbursing certain related litigation costs.

Index
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

We are subject to the following significant risks, among others:

We will need to raise more cash in the future

As of September 30, 2006, we had $18,449,000 of cash, cash equivalents and short-term investments; we have always had negative cash flows from operations. Our regenerative cell business will continue to result in a substantial requirement for research and development expenses for several years, during which it could bring in no significant revenues. Our spine and orthopedics products business is doing poorly and is losing money. There can be no guarantee that adequate funds for our operations from any additional debt or equity financing, our operating revenues, arrangements with distribution partners or from other sources will be available when needed or on terms attractive to us. The inability to obtain sufficient funds would require us to delay, scale back or eliminate some or all of our research or product development programs, manufacturing operations, clinical studies or regulatory activities or to license third parties to commercialize products or technologies that we would otherwise seek to develop ourselves, thus having a substantial negative effect on the results of our operations and financial condition.

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

Index
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

We remain significantly dependent on Medtronic to generate sales revenues for all of our spine and orthopedics bioresorbable products. The amount and timing of resources which may be devoted to the performance of Medtronic’s contractual responsibilities are not within our control. There can be no guarantee that Medtronic will perform its obligations as expected or pay us any additional option or license fees. There is also no guarantee that it will market any new products under the distribution agreements or that we will derive any significant revenue from such arrangements. Medtronic’s sale of our products to end customers in 2004 and 2005 and the first nine months of 2006, and its rate of product orders placed with us in the same periods, disappointed our expectations with the exception of 2005 stocking orders for the new MYSTIQUE™ line. 2004 and 2005 results and the first nine months of 2006 were exceptionally weak, and we are significantly disappointed with the marketing efforts of Medtronic for our non-MYSTIQUE™ products at this time. We recorded an inventory provision for slow-moving non-MYSTIQUE™ inventory in the second, third and fourth quarters of 2005. We are also becoming concerned about Medtronic’s commitment to MYSTIQUE™.

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

Medtronic owns 5.38% of our stock, which may limit our ability to negotiate commercial arrangements optimally with Medtronic. Although Medtronic has exclusive distribution rights to our co-developed spinal implants, it also distributes other products that are competitive to ours. Medtronic might choose to develop and distribute existing or alternative technologies in preference to our technology in the spine, or preferentially market competitive products that can achieve higher profit margins. We suspect that this has in fact been happening.

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

Index
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

The path to commercial profit from our regenerative cell technology is unclear even if we demonstrate the medical benefit of our regenerative cell technology in various applications. There is no proven path for commercializing the technology in a way to earn a durable profit commensurate with the medical benefit. Although we intend to develop proprietary therapeutic products which optimize or enhance the benefit of autologous stem cells for particular indications, we have no yet actually developed any such products. Most of our cell-related products and/or services (as opposed to our Celution™ device) are at least three to five years away.

Moreover, the successful development and market acceptance of our technologies and products are subject to inherent developmental risks, including failure of inventive imagination, ineffectiveness or lack of safety, unreliability, failure to receive necessary regulatory clearances or approvals, high commercial cost and preclusion or obsolescence resulting from third parties’ proprietary rights or superior or equivalent products, as well as general economic conditions affecting purchasing patterns. There can be no assurance that we or our partners will be able to successfully develop and commercialize our technologies or products, or that our competitors will not develop competing technologies that are less expensive or otherwise superior to ours. The failure to successfully develop and market our new regenerative cell technologies would have a substantial negative effect on the results of our operations and financial condition.

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

In addition, we have no experience in manufacturing the type of cell-related therapeutic products which we hope to develop and introduce in the future.

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

We have to maintain quality assurance certification and manufacturing approvals

The manufacture of our bioresorbable products is, and the manufacture of the Celution™ system for regenerative cells will be, and the manufacture of any future cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacture of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation “QSR” requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities. There can be no guarantee that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with QSRs or other requirements and request, or seek, remedial action.

Index
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

We depend on a sole source supplier for our crucial raw material for our bioresorbable products

We currently purchase the high molecular weight, medical grade, lactic acid copolymer used in manufacturing most of our bioresorbable products, from a single qualified source. Although we have a contract with B.I. Chemicals, Inc., which guarantees continuation of supply through August 15, 2007, we cannot guarantee that they will elect to continue the contract beyond that date, or that they will not elect to discontinue the manufacture of the material. They have agreed that if they discontinue manufacturing they will either find a replacement supplier, or provide us with the necessary technology to self-manufacture the material, either of which could mean a substantial increase in material costs. Also, despite this agreement they might fail to do these things for us. Under the terms of the contract, B.I. Chemicals, Inc. may choose to raise their prices upon nine months’ prior notice which may also result in a substantially increased material cost. Although we believe that we would be able to obtain the material from at least one other source in the event of a failure of supply, there can be no assurance that we will be able to obtain adequate increased commercial quantities of the necessary high quality within a reasonable period of time or at commercially reasonable rates. Lack of adequate commercial quantities or the inability to develop alternative sources meeting regulatory requirements at similar prices and terms within a reasonable time or any interruptions in supply in the future could have a significant negative effect on our ability to manufacture products, and, consequently, could have a material adverse effect on the results of our operations and financial condition.

We may not be able to protect our proprietary rights

Our success depends in part on whether we can obtain additional patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties.

Our recently amended regenerative cell technology license agreement with the Regents of the University of California contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could significantly impact our ability to develop certain regenerative cell technology and commercialize related products. Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested. In addition, further legal risk arises from a lawsuit, filed by the University of Pittsburgh naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231 to the University of Pittsburgh, seeking a determination that its assignors, rather than the University of California’s assignors, are the true inventors of Patent 6,777,231. We are the exclusive, worldwide licensee of the University of California’s rights under this patent, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the University of Pittsburgh wins the lawsuit, our license rights to this patent could be nullified or rendered non-exclusive with respect to any third party that might license rights from the University of Pittsburgh, and our regenerative cell strategy could be impacted.

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

Any such litigation or interference proceeding, regardless of outcome, could be expensive and time consuming. We have been incurring substantial legal costs as a result of the University of Pittsburgh lawsuit, and our president, Marc Hedrick, is a named individual defendant in that lawsuit because he is one of the inventors identified on the patent. As a named inventor on the patent, Marc Hedrick is entitled to receive from the Regents of the University of California up to 7% of royalty payments made by a license (us) to the Regents of the University of California. This agreement was in place prior to his employment with us.

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

Index
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

We are, and Olympus-Cytori, Inc. will be, subject to intensive FDA regulation

As newly developed medical devices, our and Olympus-Cytori’s regenerative cell harvesting, isolation and delivery devices and our bioresorbable implants must receive regulatory clearances or approvals from the FDA and, in many instances, from non-U.S. and state governments, prior to their sale. Our and Olympus-Cytori’s current and future regenerative cell harvesting, isolation and delivery devices and bioresorbable implants are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices and drugs. Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations / Good Manufacturing Practices. Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post market reporting.

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

We depend on a few key officers

Our performance is substantially dependent on the performance of our executive officers and other key scientific staff, including Christopher J. Calhoun, our Chief Executive Officer, and Marc Hedrick, MD, our President. We rely upon them for strategic business decisions and guidance. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract and retain such personnel. The loss of the services of one or more of our executive officers or key scientific staff or the inability to attract and retain additional personnel and develop expertise as needed could have a substantial negative effect on our results of operations and financial condition. Three executive officers have left us in 2006, two in connection with a summer 2006 reduction of our headcount by 18%.

Companies which make personnel cuts sometimes find the resulting loss of experience and lack of coverage can cause important business problems.

Index
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

Our charter documents contain anti-takeover provisions and we have adopted a Stockholder Rights Plan to prevent hostile takeovers

Our Amended and Restated Certificate of Incorporation and Bylaws contain certain provisions that could prevent or delay the acquisition of the Company by means of a tender offer, proxy contest or otherwise. They could discourage a third party from attempting to acquire control of the Company, even if such events would be beneficial to the interests of our stockholders. Such provisions may have the effect of delaying, deferring or preventing a change of control of the Company and consequently could adversely affect the market price of our shares. Also, in 2003 we adopted a Stockholder Rights Plan, of the kind often referred to as a poison pill. The purpose of the Stockholder Rights Plan is to prevent coercive takeover tactics that may otherwise be utilized in takeover attempts. The existence of such a rights plan may also prevent or delay a change in control of the Company, and this prevention or delay adversely affect the market price of our shares.

We pay no dividends

We currently do not intend to pay any cash dividends for the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on August 10, 2006.  Of the 15,614,170 shares of our common stock which could be voted at the annual meeting, 10,565,814 shares of our common stock were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

a.    Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld

Christopher J. Calhoun	10,565,017	797
Marshall G. Cox	10,565,204	610
Paul W. Hawran	10,565,304	510
Marc H. Hedrick, MD	10,565,304	510
Ronald D. Henriksen	10,565,304	510
E. Carmack Holmes, MD	10,565,304	510
David M. Rickey	10,565,304	510

b.     The proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006, received the following votes:

For	Against	Abstain

10,565,007	620	187

Item 5.

Other Information

Material Agreements

None

Index
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

On the properties stated above, we pay an aggregate of approximately $198,000 in rent per month.

Staff

As of September 30, 2006, we had 121 full-time equivalent employees, comprised of 5 employees in manufacturing, 79 employees in research and development, 4 employees in sales and marketing and 33 employees in management and finance and administration. From time to time, we also employ independent contractors to support our administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. A breakout by segment is as follows:
	Regenerative Cell Technology	MacroPore Biosurgery	Corporate	Total

Manufacturing	—	5	—	5
Research & Development	78	1	—	79
Sales and Marketing	4	—	—	4
General & Administrative	—	—	33	33
Total	82	6	33	121

Index

Item 6. Exhibits

10.32
Common Stock Purchase Agreement, dated August 9, 2006, by and between Cytori Therapeutics, Inc. and Olympus Corporation (filed as Exhibit 10.32 to our Form 8-K Current Report as filed on August 15, 2006 and incorporated by reference herein)

10.33
Form of Common Stock Subscription Agreement, dated August 9, 2006 (Agreements on this form were signed by Cytori and each of respective investors in the Institutional Offering) (filed as Exhibit 10.33 to our Form 8-K Current Report as filed on August 15, 2006 and incorporated by reference herein)

10.34
Placement Agency Agreement, dated August 9, 2006, between Cytori Therapeutics, Inc. and Piper Jaffray & Co. (filed as Exhibit 10.34 to our Form 8-K Current Report as filed on August 15, 2006 and incorporated by reference herein)

10.35 #	Stock Option Extension Agreement between Bruce A. Reuter and Cytori Therapeutics, Inc. effective July 25, 2006

10.36 #	Stock Option Extension Agreement between Elizabeth A. Scarbrough and Cytori Therapeutics, Inc. effective July 25, 2006

10.37 #	Employment Agreement between Bruce A. Reuter and Cytori Therapeutics, Inc. effective July 25, 2006

10.38 #	Employment Agreement between Elizabeth A. Scarbrough and Cytori Therapeutics, Inc. effective July 25, 2006

10.39 +	Amended and Restated Exclusive License Agreement, effective September 26, 2006, by and between The Regents of the University of California and Cytori Therapeutics, Inc.

15.1	Letter re unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a) As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________________

+ Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

# Indicates management contract or compensatory plan or arrangement.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on November 14, 2006.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 14, 2006		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 14, 2006		Mark E. Saad
Chief Financial Officer