Form 10-Q/A
period 2007-03-31
CYTORI THERAPEUTICS, INC.
filed 2007-05-25
CIK 1095981

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to the Cytori Therapeutics,  Inc. (the “Issuer”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission on May 11, 2007 (the “Form 10-Q”), is being filed solely to correct the inadvertent omission of the conforming signatures of the Chief Executive Officer and the Chief Financial Officer on the electronically-filed certification pursuant to 18 U.S.C. Section 1350 provided in Exhibit 32.1.

Except for correcting the error noted above, no information included in the Form 10-Q is amended by this Amendment. This Amendment speaks only as of the date of the Form 10-Q and, except as noted above, we have not undertaken to amend, supplement or update any information contained in the Form 10-Q to give effect to subsequent events. This Amendment amends and restates the Form 10-Q in its entirety.

In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment includes current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Such certifications are attached to this Amendment as Exhibits 31.1, 31.2 and 32.1.

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

Index
Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors together with all of the other information included in this quarterly report on Form 10-Q/A.  Factors that could adversely affect our business, operating results, and financial condition, as well as adversely affect the value of an investment in our common stock, include those discussed below, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this quarterly report on Form 10-Q/A.

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

10.46
Common Stock Purchase Agreement, dated March 28, 2007, between Cytori Therapeutics, Inc. and Green Hospital Supply, Inc.  (Filed as Exhibit 10.46 to our Quarterly Report on Form 10-Q as filed on May 11, 2007 and incorporated by reference herein.)

15.1	Letter re unaudited interim financial information. (Filed as Exhibit 15.1 to our Quarterly Report on Form 10-Q as filed on May 11, 2007 and incorporated by reference herein.)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on May 25, 2007.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: May 25, 2007		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: May 25, 2007		Mark E. Saad
Chief Financial Officer

Index