Form 10-Q
period 2007-06-30
CYTORI THERAPEUTICS, INC.
filed 2007-08-14
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 23,918,257 shares of the registrant’s common stock outstanding.

Index

CYTORI THERAPEUTICS, INC.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cytori Therapeutics, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Cytori Therapeutics, Inc. and subsidiaries (the Company) as of June 30, 2007, the related consolidated condensed statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2007 and 2006, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These consolidated condensed financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2006, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
San Diego, California
August 8, 2007

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	As of June 30, 2007	As of December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,808,000	$8,902,000
Short-term investments, available-for-sale	3,795,000	3,976,000
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $2,000 in 2007 and 2006, respectively	45,000	225,000
Inventories, net	92,000	164,000
Other current assets	564,000	711,000

Total current assets	27,304,000	13,978,000

Property and equipment held for sale, net	—	457,000
Property and equipment, net	3,897,000	4,242,000
Investment in joint venture	82,000	76,000
Other assets	417,000	428,000
Intangibles, net	1,189,000	1,300,000
Goodwill	3,922,000	4,387,000

Total assets	$36,811,000	$24,868,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,827,000	$5,587,000
Current portion of long-term obligations	771,000	999,000

Total current liabilities	5,598,000	6,586,000

Deferred revenues, related party	22,110,000	23,906,000
Deferred revenues	2,379,000	2,389,000
Option liability	1,000,000	900,000
Long-term deferred rent	611,000	741,000
Long-term obligations, less current portion	613,000	1,159,000

Total liabilities	32,311,000	35,681,000

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; (-0-) shares issued and outstanding in 2007 and 2006	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 25,428,778 and 21,612,243 shares issued and 22,555,944 and 18,739,409 shares outstanding in 2007 and 2006, respectively	26,000	22,000
Additional paid-in capital	127,393,000	103,053,000
Accumulated deficit	(116,125,000)	(103,460,000)
Treasury stock, at cost	(6,794,000)	(10,414,000)
Accumulated other comprehensive income	—	1,000
Amount due from exercises of stock options	—	(15,000)

Total stockholders’ equity (deficit)	4,500,000	(10,813,000)

Total liabilities and stockholders’ equity (deficit)	$36,811,000	$24,868,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Product revenues	$512,000	$453,000	$792,000	$955,000

Cost of product revenues	197,000	504,000	422,000	958,000

Gross profit (loss)	315,000	(51,000)	370,000	(3,000)

Development revenues:
Development, related party	1,796,000	—	1,796,000	683,000
Development	10,000	6,000	10,000	148,000
Research grant and other	8,000	57,000	53,000	63,000
	1,814,000	63,000	1,859,000	894,000
Operating expenses:
Research and development	4,393,000	6,021,000	9,390,000	11,197,000
Sales and marketing	519,000	473,000	1,065,000	974,000
General and administrative	3,433,000	3,608,000	6,599,000	6,824,000
Change in fair value of option liabilities	(100,000)	(2,665,000)	100,000	(3,140,000)

Total operating expenses	8,245,000	7,437,000	17,154,000	15,855,000

Operating loss	(6,116,000)	(7,425,000)	(14,925,000)	(14,964,000)

Other income (expense):
Gain on sale of assets	1,858,000	—	1,858,000	—
Interest income	348,000	183,000	545,000	379,000
Interest expense	(43,000)	(53,000)	(95,000)	(111,000)
Other expense, net	(52,000)	(1,000)	(54,000)	(6,000)
Equity gain (loss) from investment in joint venture	9,000	(17,000)	6,000	(66,000)

Total other income (expense)	2,120,000	112,000	2,260,000	196,000

Net loss	(3,996,000)	(7,313,000)	(12,665,000)	(14,768,000)

Other comprehensive loss- unrealized holding loss	—	(10,000)	(1,000)	(24,000)

Comprehensive loss	$(3,996,000)	$(7,323,000)	$(12,666,000)	$(14,792,000)

Basic and diluted net loss per common share	$(0.17)	$(0.47)	$(0.58)	$(0.95)

Basic and diluted weighted average common shares	23,497,375	15,592,293	21,790,048	15,510,586

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(12,665,000)	$(14,768,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	843,000	1,124,000
Inventory provision	—	70,000
Warranty provision	(43,000)	—
Increase (reduction) in allowance for doubtful accounts	1,000	(5,000)
Change in fair value of option liabilities	100,000	(3,140,000)
Stock-based compensation expense	1,155,000	1,873,000
Gain on sale of assets	(1,858,000)	—
Equity (gain) loss from investment in joint venture	(6,000)	66,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	179,000	477,000
Inventories	(22,000)	(14,000)
Other current assets	145,000	(170,000)
Other assets	11,000	(63,000)
Accounts payable and accrued expenses	(913,000)	(1,631,000)
Deferred revenues, related party	(1,796,000)	11,817,000
Deferred revenues	(10,000)	(148,000)
Long-term deferred rent	(130,000)	324,000

Net cash used in operating activities	(15,009,000)	(4,188,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	18,459,000	33,222,000
Purchases of short-term investments	(18,280,000)	(32,372,000)
Proceeds from sale of assets	3,175,000	—
Costs from sale of assets	(109,000)	—
Purchases of property and equipment	(365,000)	(2,331,000)
Investment in joint venture	—	(150,000)

Net cash provided by (used in) investing activities	2,880,000	(1,631,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(774,000)	(460,000)
Proceeds from exercise of employee stock options	908,000	651,000
Proceeds from sale of common stock and warrants	21,500,000	—
Costs from sale of common stock and warrants	(1,599,000)	—
Proceeds from sale of treasury stock	6,000,000	—

Net cash provided by financing activities	26,035,000	191,000

Net increase (decrease) in cash and cash equivalents	13,906,000	(5,628,000)

Cash and cash equivalents at beginning of period	8,902,000	8,007,000

Cash and cash equivalents at end of period	$22,808,000	$2,379,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$96,000	$111,000
Taxes	2,000	1,000

Supplemental schedule of non-cash investing and financing activities:
Additions to leasehold improvements included in accounts payable and accrued expenses	$—	$287,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. Our consolidated condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries, have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to our consolidated financial statements for the year ended December 31, 2006 and footnotes thereto which were included in our Annual Report on Form 10-K, dated April 2, 2007.

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

Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, accounting for product line dispositions, valuing the Put option (see note 12), determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, and assessing how to report our investment in Olympus-Cytori, Inc.

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

Our regenerative cell technology segment is developing and seeks to commercialize regenerative cell therapies for cardiovascular disease, reconstructive surgery, and many other serious, chronic, and life-threatening conditions and disorders. We plan to commercialize these therapies through the sale of the Celution™ System, a device that quickly removes regenerative cells from a patient’s own adipose tissue, and its related single-use consumables.

Our MacroPore Biosurgery unit manufactured and distributed the HYDROSORB™ family of bioresorbable spine and orthopedic implants, which have been cleared by the Food & Drug Administration (“FDA”); it also develops Thin Film bioresorbable implants for sale in Japan through Senko Medical Trading Company (“Senko”), which has exclusive distribution rights to these products in Japan. We sold the bioresorbable spine and orthopedic implant product line in May 2007 to Kensey Nash Corporation (“Kensey Nash”) (see note 14).

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

The following tables provide information regarding the performance and assets of our operating segments:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues:
Regenerative cell technology	$1,804,000	$57,000	$1,849,000	$746,000
MacroPore Biosurgery	522,000	459,000	802,000	1,103,000
Total Revenues	$2,326,000	$516,000	$2,651,000	$1,849,000

Segment gains (losses):
Regenerative cell technology	$(3,014,000)	$(6,046,000)	$(8,364,000)	$(10,515,000)
MacroPore Biosurgery	231,000	(436,000)	138,000	(765,000)
General and administrative expenses	(3,433,000)	(3,608,000)	(6,599,000)	(6,824,000)
Change in fair value of option liabilities	100,000	2,665,000	(100,000)	3,140,000
Total operating loss	$(6,116,000)	$(7,425,000)	$(14,925,000)	$(14,964,000)

	As of June 30,	As of December 31,
	2007	2006
Assets:
Regenerative cell technology	$28,757,000	$9,792,000
MacroPore Biosurgery	92,000	1,758,000
Corporate assets	7,962,000	13,318,000
Total assets	$36,811,000	$24,868,000

4.	Short-Term Investments

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

We review the carrying values of our investments and write down such investments to estimated fair value by a charge to the statements of operations when the severity and duration of a decline in the value of an investment is considered to be other than temporary. The cost of securities sold or purchased is recorded on the trade date.

At June 30, 2007, the excess of carrying cost over the fair value of our short-term investments is immaterial.

5.	Summary of Significant Accounting Policies

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

During the second quarter of 2006, we recorded a provision of $70,000 for excess raw materials that we determined were unlikely to be converted into finished goods and ultimately sold. No inventory provisions were recorded during the first six months of 2007.

See note 14 for a description of the sale of our bioresorbable spine and orthopedic implant product line.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation expense is provided for on a straight-line basis over the estimated useful lives of the assets, or the life of the lease (as applicable), whichever is shorter, and range from three to seven years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

Revenue Recognition

Product Sales

Before the disposal of our bioresorbable spine and orthopedic product line in May 2007, we sold our (non-Thin Film) MacroPore Biosurgery products to Medtronic, Inc. under a Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002, as well as a Development and Supply Agreement dated January 5, 2000 and amended December 22, 2000 and September 30, 2002. These revenues are classified as product revenues in our statements of operations.

We recognized revenue on product sales to Medtronic only after both (a) the receipt of a purchase order from Medtronic and (b) shipment of ordered products to Medtronic, as title and risk of loss pass upon shipment.

In the past, we would offer Medtronic extended payment terms. In these circumstances, we did not recognize revenues under these arrangements until the payment became due or was received, if that occurred earlier. Moreover, we warranted that our products were free from manufacturing defects at the time of shipment. We have recorded a reserve for the estimated costs we may incur under our warranty program for products previously sold.

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

In the first quarter of 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose regenerative cells for a specific therapeutic area outside of cardiovascular disease. In exchange for this right, we received $1,500,000 from Olympus, which is non-refundable but may be applied towards any definitive commercial collaboration in the future. As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area. The $1,500,000 payment was received in the second quarter of 2006 and recorded as deferred revenues, related party. The deferred revenues, related party, will be recognized as revenue in the statement of operations either (i) in connection with other consideration received as part of a definitive commercial collaboration in the future, or (ii) when the exclusive negotiation period expires.

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

We received a total of $22,000,000 from Olympus and Olympus-Cytori, Inc. during 2005 in two separate but related transactions (see note 12). Approximately $4,689,000 of this amount related to common stock that we issued, as well as options we granted, to Olympus. Moreover, during the first quarter of 2006, we received $11,000,000 from the Joint Venture upon achieving the CE Mark on the Celution™ System. Considering the $4,689,000 initially allocated to the common stock issued and the two options, we recorded upfront fees totaling $28,311,000 as deferred revenues, related party. In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution™ System and certain related intellectual property, and (b) perform future development services related to commercializing the Celution™ System (see note 12). As noted above, the license and development services are not separable under EITF 00-21. Accordingly, we will recognize the $28,311,000 allocated to deferred revenues, related party, using a proportional performance methodology- that is, as we complete substantive milestones related to the development component of the combined accounting unit. As of June 30, 2007, we have recognized $7,701,000 of the deferred revenues, related party as development revenues of which $1,796,000 was recognized in the three and six months ended June 30, 2007. All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

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

Of the amounts received and deferred, we recognized development revenues of $10,000 and $148,000 in the six months ended June 30, 2007 and 2006, respectively, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW. As noted above, the license and the milestone components of the Senko Distribution Agreement are accounted for as a single unit of accounting. This single element includes a $1,500,000 license fee which is potentially refundable. We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined deliverable as we complete performance obligations under the Distribution Agreement with Senko. Accordingly, we expect to recognize approximately $1,129,000 (consisting of the remaining $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement once commercialization is achieved. We will not recognize the potentially refundable portion of the fees until the right of refund expires.

6.	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable. Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. During the six months ended June 30, 2007 and 2006, we had no impairment losses associated with our long-lived assets.

7.	Share-Based Compensation

During the first quarter of 2007, we issued to our officers and directors stock options to purchase up to 410,000 shares of our common stock, with a four-year vesting for our officers and 24-month vesting for our directors. The grant date fair value of option awards granted to our officers and directors was $3.82 and $3.70 per share, respectively. The resulting share-based compensation expense of $1,480,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

During the second quarter of 2007, we made a company-wide option grant to our non-executive employees to purchase up to 213,778 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value for the awards was $3.66. The resulting share-based compensation expense of $739,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

8.	Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0 accrued for interest and penalties on our balance sheet as of June 30, 2007 and December 31, 2006, and have recognized $0 in interest and/or penalties in our statement of operations for the three and six months ended June 30, 2007.

With limited exception, we are subject to taxation in the U.S. and California jurisdictions. Our tax years for 1997 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact our financial condition, results of operations, or cash flows. At January 1, 2007, we had net deferred tax assets of $38,505,000. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We are in the process of updating our Section 382/383 analysis through the period ending December 31, 2006. We have not yet determined whether such an ownership change has occurred, however, the Company is currently working to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. Similarly, we plan to complete an R&D credit analysis regarding the calculation of the R&D credit. When these analyses are completed, we may need to update the amount of unrecognized tax benefits we have reported under FIN No. 48. Therefore, we expect that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, we cannot estimate how much the unrecognized tax benefits may change. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

9.	Loss per Share

We compute loss per share based on the provisions of SFAS No. 128, “Earnings per Share.” Basic per share data is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common share equivalents that would have been outstanding if potential common shares had been issued using the treasury stock method. Potential common shares were related entirely to outstanding but unexercised options and warrants for all periods presented.

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2007 and 2006, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 8,161,043 and 8,344,536 for the three and six months ended June 30, 2007 and 2006, respectively.

10.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including conducting pre-clinical development research, enrolling patients, recruiting patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress. As of June 30, 2007, we have pre-clinical research study obligations of $267,000 (all of which are expected to be completed within a year) and clinical research study obligations of $6,314,000 ($5,458,000 of which are expected to be completed within a year).

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

Refer to note 12 for a discussion of our commitments and contingencies related to our transactions with Olympus, including (a) our obligation to the Joint Venture in future periods and (b) certain put and call rights embedded in the arrangements with Olympus.

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

The agreement, which was amended and restated in September 2006 to better reflect our business model, calls for various periodic payments until such time as we begin commercial sales of any products utilizing the licensed technology. Upon achieving commercial sales of products or services covered by the UC license agreement, we will be required to pay variable earned royalties based on the net sales of products sold. Minimum royalty amounts will increase annually with a plateau in 2015. In addition, there are certain due diligence milestones that are required to be reached as a result of the agreement. Failure to fulfill these milestones may result in a reduction of or loss of the specific rights to which the effected milestone relates.

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

In the three and six months ended June 30, 2007, we expensed $518,000 and $602,000, respectively, for legal fees related to this license. For the same periods in 2006, we expensed $861,000 and $1,366,000, respectively. These expenses have been classified as general and administrative expense in the accompanying financial statements. We believe that the amount accrued as of June 30, 2007 is a reasonable estimate of our liability for the expenses incurred to date.

12.	Transactions with Olympus Corporation

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

As of June 30, 2007, Olympus holds approximately 12.7% of our issued and outstanding shares. Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

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

•
We licensed our device technology, including the Celution™ System and certain related intellectual property, to the Joint Venture for use in future generation devices. These devices will process and purify regenerative cells residing in adipose tissue for various therapeutic clinical applications. In exchange for this license, we received a 50% interest in the Joint Venture, as well as an initial $11,000,000 payment from the Joint Venture; the source of this payment was the $30,000,000 contributed to the Joint Venture by Olympus. Moreover, upon receipt of a CE Mark for the first generation Celution™ System in January 2006, we received an additional $11,000,000 development milestone payment from the Joint Venture.

We have determined that the Joint Venture is a variable interest entity (“VIE”) pursuant to FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary. Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations. At June 30, 2007, the carrying value of our investment in the Joint Venture is $82,000.

We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so. In the first quarter of 2006, we contributed $150,000 to the Joint Venture.

Put/Calls and Guarantees

The Shareholders’ Agreement between Cytori and Olympus provides that in certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the rights to (i) purchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to Cytori at the higher of (a) $22,000,000 or (b) the Put’s fair value.

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000. At June 30, 2007 and December 31, 2006, the fair value of the Put was $1,000,000 and $900,000, respectively. Fluctuations in the Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The Put itself, which is perpetual, has been recorded as a long-term liability in the caption Option liability in the balance sheet.

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

The following assumptions were employed in estimating the value of the Put:

	June 30, 2007	December 31, 2006	November 4, 2005

Expected volatility of Cytori	61.00%	66.00%	63.20%
Expected volatility of the Joint Venture	61.00%	56.60%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$10,460,000	$10,110,000	$10,780,000
Probability of a change of control event for Cytori	2.22%	1.94%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk-free interest rate	5.03%	4.71%	4.66%

The Put has no expiration date. Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

Olympus-Cytori Joint Venture

The Joint Venture has exclusive access to our technology for the development, manufacture, and supply of the devices (second generation and beyond) for all therapeutic applications. Once a second generation Celution™ System is developed and approved by regulatory agencies, the Joint Venture may sell such systems exclusively to us at a formula-based transfer price; we have retained marketing rights to the second generation devices for all therapeutic applications of adipose regenerative cells.

As part of the various agreements with Olympus, we will be required, following commercialization of the Celution™ System, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period. Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports. Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of June 30, 2007.

Deferred revenues, related party

As of June 30, 2007, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for future services that we have agreed to perform on behalf of Olympus and the Joint Venture. These services include completing pre-clinical and clinical studies, product development and seeking regulatory approval for the treatment of various therapeutic conditions with regenerative cells residing in adipose tissue. These services also include maintaining the exclusive and perpetual license to our device technology, including the Celution™ System and certain related intellectual property.

Pursuant to EITF 00-21, we have concluded that the license and development services must be accounted for as a single unit of accounting. Refer to note 5 for a full description of our revenue recognition policy.

13.	Common Stock

In February 2007, we completed a registered direct public offering of units consisting of common stock and warrants. We received net proceeds of $19,901,000 from the sale of units consisting of 3,746,000 shares of common stock and 1,873,000 common stock warrants (with an exercise price of $6.25 per share and a five-year exercisability period) under our shelf registration statement.

In April 2007, we sold 1,000,000 shares of unregistered common stock out of our treasury stock to Green Hospital Supply, Inc. for $6,000,000 cash. We agreed to seek Securities and Exchange Commission registration of the shares for resale if so requested. The sale agreement contains no registration payment arrangements within the scope of FASB Staff Position EITF 00-19-2.

14.	Gain on Sale of Assets, Spine and Orthopedics Product Line

In May 2007, we sold to Kensey Nash our intellectual property rights and tangible assets related to our spine and orthopedic product line, a part of our MacroPore Biosurgery business. Excluded from the sale was our Japan Thin Film product line.

We received $3,175,000 in cash proceeds related to the disposition. The assets comprising the spine and orthopedic product line transferred to Kensey Nash were as follows:

Carrying Value Prior to Disposition

Inventory	$94,000
Other current assets	17,000
Assets held for sale	436,000
Goodwill	465,000
$1,012,000

We incurred expenses of $109,000 in connection with the sale. We recognized approximately $1,858,000 as gain on sale in the statement of operations during the second quarter of 2007.

The revenues and expenses related to the spine and orthopedic product line transferred to Kensey Nash for the three and six months ended June 30, 2007 and 2006 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Revenues	$512,000	$453,000	$792,000	$955,000
Cost of product revenues	(197,000)	(504,000)	(422,000)	(958,000)
Research & development	(31,000)	(279,000)	(113,000)	(609,000)
Sales & marketing	(8,000)	(50,000)	(21,000)	(138,000)

As part of the disposition agreement, we are required to provide training to Kensey Nash representatives in all aspects of the manufacturing process related to the transferred spine and orthopedic product line, and to act in the capacity of a product manufacturer from the point of sale through August 2007. Because of these additional manufacturing requirements, we deferred $196,000 of the gain related to the outstanding manufacturing requirements to be completed by August 31, 2007.

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

Overview

Regenerative Cell Technology

Cytori is developing the Celution™ System, an innovative medical device that removes patients’ regenerative cells from their own fat tissue so that these cells can be delivered to the same patient in about an hour. The commercialization model will be based on the sale of the system and related single-use therapeutic sets that are tailored to each therapeutic application. We are focused initially on bringing applications to market for reconstructive surgery, cardiovascular disease and cell banking. Our success is dependent upon our ability to conduct well-designed clinical trials that demonstrate patient benefit and support reimbursement and physician adoption. We will also need to seek regulatory clearances for the Celution™ System around the world, and build out our commercialization and manufacturing infrastructure.

The following are our major initiatives over the next six to 18 months:

•	To initiate a limited market introduction of the Celution™ System in Europe for reconstructive surgery;

•	To launch our Celution™ System -based cell preservation product in Japan;

•	To advance and expand our clinical development product pipeline; and

•	To make continued progress in our corporate partnering efforts.

The major milestones, which will measure our success over this time, are the following:

•	Initiation of the APOLLO heart attack safety and feasibility trial;

•	Announcement of the outcome of the investigator-initiated breast reconstruction safety study in Japan;

•	Initiation of a multi-center breast reconstruction claims expansion and reimbursement trial in Europe;

•	Expansion of the Celution™ System distribution network for reconstructive surgery;

•	Completion of the internal manufacture build-out for the Celution™ System to meet anticipated product demand in 2008 and early 2009;

•	The achievement of commercialization partners for the Celution™ System in select therapeutic areas; and

•	The signing of a commercialization agreement for adipose-derived regenerative cell banking in Japan.

Breast Reconstruction

During the first half of 2007, we continued to make progress toward our commercial launch of the Celution™ System. Our goal is to make the Celution™ System available on a targeted basis in Europe in early 2008 for reconstructive surgery. This will be followed by a broader launch in 2009, when we achieve reimbursement for reconstruction of breast tissue following a partial mastectomy (lumpectomy) in breast cancer patients.

To date we have entered distribution agreements for Belgium, Greece, Italy, Luxembourg, Portugal, Spain, and The Netherlands to prepare for the launch of our Celution™ System. We expect to continue to expand our international distribution network for additional countries throughout Europe later this year. In parallel, we are building out our internal manufacturing capabilities so that we will be in a position to meet anticipated demand in 2008 and 2009 until the Olympus-Cytori Joint Venture, described below, is expected to fulfill device manufacturing.

We have made progress toward initiating a clinical trial later this year for the Celution™ System for restoring volume and contour defects resulting from breast conservation therapy in breast cancer patients. The goal of this study is to achieve expanded marketing claims and to support reimbursement for use of adipose-derived regenerative cells, processed via the Celution™ System, in breast reconstruction post-partial mastectomy.

Breast reconstruction in partial mastectomy patients represents an important market for which there are few, if any, available treatment options. In Europe alone, there are an estimated 300,000 patients diagnosed with breast cancer each year of which an estimated 60% are considered eligible for a partial mastectomy. Approximately 3,000,000 women in Europe are already diagnosed with breast cancer. This figure includes women who are newly diagnosed, in active treatment, have completed active treatment, and those living with progressive symptoms of their disease.

Cardiovascular Disease

In January 2007, we initiated a clinical trial of adipose-derived regenerative cells, processed via the Celution™ System, for chronic myocardial ischemia, a severe form of coronary artery disease. It is designed as a 36-patient, double-blind, placebo-controlled, dose-escalation safety and feasibility study. The patients’ cells are extracted from their adipose tissue using the Celution™ System, and then injected into the injured oxygen-deprived areas of their hearts through a specially designed catheter. The patients will be evaluated for six months after treatment. The study is being conducted at Gregorio Marañón Hospital in Madrid, Spain and led by Drs. Francisco J. Fernández-Avilés and Emerson Perin. Enrollment for this trial remains on track and results are expected to be reported in the second half of 2008.

We expect to start a clinical trial of adipose-derived regenerative cells, processed via the Celution™ System, in heart attack patients later in 2007.  This trial is designed as a 48-patient double-blind, placebo-controlled, dose-escalation safety and feasibility study.  The patients’ cells will be extracted from their adipose tissue using the Celution™ System and injected into their coronary artery.  Once started, the enrollment duration is expected to be 18 months and initial results are to be reported in approximately 27 months.

The American Heart Association estimates that in the United States of America alone, there are approximately 1.2 million heart attacks each year and more than 5.2 million people suffer from a form of chronic heart disease. Given the size of this market and the favorable pre-clinical data demonstrating functional improvement, cardiovascular disease represents a very important application for our Celution™ System and we believe that outcome of the clinical data from these safety and feasibility studies could have a significant impact on our future operations.

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

•
We licensed our device technology, including the Celution™ System and certain related intellectual property, to the Joint Venture for use in future generation devices. These devices will process and purify regenerative cells residing in adipose tissue for various therapeutic clinical applications. In exchange for this license, we received a 50% interest in the Joint Venture, as well as an initial $11,000,000 payment from the Joint Venture; the source of this payment was the $30,000,000 contributed to the Joint Venture by Olympus. Moreover, upon receipt of a CE Mark for the first generation Celution™ System in January 2006, we received an additional $11,000,000 development milestone payment from the Joint Venture.

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

Olympus-Cytori Joint Venture

The Joint Venture currently has exclusive access to our technology for the development, manufacture, and supply of the devices (second generation and beyond) for all therapeutic applications. Once a second generation Celution™ System is developed and approved by regulatory agencies, the Joint Venture may sell such systems exclusively to us at a formula-based transfer price; we have retained marketing rights to the second generation devices for all therapeutic applications of adipose regenerative cells.

We have worked closely with Olympus’ team of scientists and engineers to design future generations of the Celution™ System that contain certain product enhancements and that can be manufactured in a streamlined manner. For the remainder of 2007, the Joint Venture will continue its efforts with the goal of scale-up manufacturing available in late 2008 or early 2009.

We account for our investment in the Joint Venture under the equity method of accounting.

Other Related-Party Transactions

In a separate agreement entered into on February 23, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose regenerative cells for a specific therapeutic area outside of cardiovascular disease. In exchange for this right, we received a $1.5 million payment from Olympus. As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area.

In the third quarter of 2006, we received net proceeds of $16,219,000 from the sale of common stock pursuant to a shelf registration statement, of which $11,000,000 of common stock was purchased by Olympus.

MacroPore Biosurgery

Spine and orthopedic products

We have completed our transition away from the bioresorbable spine and orthopedic surgical implants business for which we were originally founded. We sold our product line to Kensey Nash Corporation (“Kensey Nash”) in the second quarter of 2007.

Thin Film Japan Distribution Agreement

In 2004, we sold the majority of our Thin Film business to MAST Biosurgery, AG (“MAST”).

Even after consummation of the 2004 Thin Film asset sale to MAST, we retained all rights to Thin Film business in Japan (subject to a purchase option of MAST, which expired in May 2007), and we received back from MAST a license of all rights to Thin Film technologies in the:

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

In the third quarter of 2004, we entered into a Distribution Agreement with Senko. Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan. Specifically, the license covers Thin Film products with the following indications:

•	Anti-adhesion,

•	Soft tissue support, and

•	Minimization of the attachment of soft tissues.

The Distribution Agreement with Senko commences upon “commercialization.” In simplest terms, commercialization occurs when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare (“MHLW”).  We are currently in the process of seeking approval from the MHLW but commercialization has not yet occurred.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones. On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product. As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues. We recognized $10,000 during the three and six months ended June 30, 2007. We recognized $6,000 and $148,000 in development revenues during the same periods in 2006, respectively.

Liquidity

As our regenerative cell technology business is still in the development stage and requires large amounts of cash, it is important that we maintain sufficient liquidity to support our future cash needs. As of June 30, 2007, we had cash, cash equivalents, and short-term investments on hand of $26,603,000, which included approximately $19,901,000 that was raised from an equity offering in February 2007, net of fees and expenses. In the second quarter of 2007, we received $6,000,000 from the sale of 1,000,000 shares to Green Hospital Supply, Inc. During the second quarter of 2007, we also received $3,175,000 from the sale of our spine and orthopedic product line to Kensey Nash.

Results of Operations

Our overall net loss for the three and six months ended June 30, 2007 was $3,996,000 and $12,665,000, which was driven by $4,393,000 and $9,390,000 in research and development expenses and $3,433,000 and $6,599,000 in general and administrative expenses, respectively. This compares to a net loss of $7,313,000 and $14,768,000 during the three and six months ended June 30, 2006, respectively. The net loss for the second quarter and six months ended June 30, 2007 reflects expenses related to preparations for regenerative cell technology commercialization, including build-out of our manufacturing capability, as well as costs associated with clinical trials. The losses for these periods were offset in part by the recognition of a gain on the sale of our bioresorbable spine and orthopedic implant product line as well as the recognition of development revenue in the second quarter of 2007. We expect our net operating loss for 2007 will be approximately $25,000,000.

Product revenues

Product revenues in 2007 and 2006 relate to our MacroPore Biosurgery segment and consisted of revenues from our spine and orthopedic products. The following table summarizes the components for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,
	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Spine and orthopedics products	$512,000	$453,000	$59,000	13.0%	$792,000	$955,000	$(163,000)	(17.1)%
% attributable to Medtronic	100%	100%			100%	100%

Spine and orthopedic product revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures. We sold this line of business to Kensey Nash in May 2007.

The future. We expect to have product revenues related to our MacroPore Biosurgery segment again when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

We also expect to generate product revenues during 2008 related to our regnerative cell therapy segment from the sale of our Celution™ devices and single-use consumables related to breast reconstructive surgery as well as from our newly formed commercialization agreement with Green Hospital Supply, Inc. for regenerative cell banking in Japan signed in August 2007.  Refer to Part II, Item 5 for further information.

Cost of product revenues

Cost of product revenues relates to spine and orthopedic products in our MacroPore Biosurgery segment and includes material, manufacturing labor, overhead costs, and an inventory provision, if applicable. The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Cost of product revenues	$188,000	$412,000	$(224,000)	(54.4)%	$403,000	$840,000	$(437,000)	(52.0)%
Inventory provision	—	70,000	(70,000)	—	—	70,000	(70,000)	—
Share-based compensation	9,000	22,000	(13,000)	(59.1)%	19,000	48,000	(29,000)	(60.4)%
Total cost of product revenues	$197,000	$504,000	$(307,000)	(60.9)%	$422,000	$958,000	$(536,000)	(55.9)%
Total cost of product revenues as % of product revenues	38.5%	111.3%			53.3%	100.3%

MacroPore Biosurgery:

•
The decrease in cost of product revenues for the three and six months ended June 30, 2007 as compared to the same periods in 2006 was due largely to a decrease in production of MacroPore Biosurgery spine and orthopedic products, in part due to our sale of the product line in May 2007.

•
Cost of product revenues includes approximately $9,000 and $19,000 of share-based compensation expense for the three and six months ended June 30, 2007, respectively. Share-based compensation expense for the three and six months ended June 30, 2006 was $22,000 and $48,000, respectively. For further details, see share-based compensation discussion below.

•	During the second quarter of 2006, we recorded a provision of $70,000 related to excess inventory. No such provision was recorded in the first or second quarters of 2007.

The future. We do not expect to incur costs related to our products until commercialization is achieved for our Japan Thin Film product line or until we begin to manufacture the Celution™ device for sale.

Development revenues

The following table summarizes the components of our development revenues for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences
Regenerative cell technology:
Development (Olympus)	$1,796,000	$—	$1,796,000	—	$1,796,000	$683,000	$1,113,000	163.0%
Research grant (NIH)	—	3,000	(3,000)	—	—	7,000	(7,000)	—
Regenerative cell storage services and other	8,000	54,000	(46,000)	(85.2)%	53,000	56,000	(3,000)	(5.4)%
Total regenerative cell technology	1,804,000	57,000	1,747,000	3,064.9%	1,849,000	746,000	1,103,000	147.9%

MacroPore Biosurgery:
Development (Senko)	10,000	6,000	4,000	66.7%	10,000	148,000	(138,000)	(93.2)%
Total development revenues	$1,814,000	$63,000	$1,751,000	2,779.4%	$1,859,000	$894,000	$965,000	107.9%

Regenerative cell technology:

•
We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach). During the three and six months ended June 30, 2007, we recognized $1,796,000 of revenue associated with our arrangements with Olympus. The revenue recognized in the second quarter of 2007 was a result of completion of a preclinical study. During the three and six months ended June 30, 2006, we recognized $0 and $683,000, respectively, of revenue associated with our arrangements with Olympus. The revenue recognized in the first quarter of 2006 was a result of completion of a pre-clinical study and a milestone payment upon receipt of a CE Mark for the first generation Celution™ System.

•
The research grant revenue related to a now-completed agreement with NIH. Under this arrangement, the NIH reimbursed us for “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. Our policy is to recognize revenues under the NIH grant arrangement as the lesser of (i) qualifying costs incurred (and not previously recognized), plus our allowable grant fees for which we are entitled to funding or (ii) the amount determined by comparing the outputs generated to date versus the total outputs expected to be achieved under the research arrangement.

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

MacroPore Biosurgery:

Under a Distribution Agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•
Upon notifying Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we were entitled to a nonrefundable payment of $1,250,000. We so notified Senko on September 28, 2004, received payment in October 2004, and recorded deferred revenues of $1,250,000. As of June 30, 2007, of the amount deferred, we have recognized development revenues of $371,000 ($10,000 in 2007, $152,000 in 2006, $51,000 in 2005, and $158,000 in 2004).

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

The future. We expect to recognize revenues from our regenerative cell technology segment during 2007 as we complete certain pre-clinical studies and certain phases of our product development performance obligations. If we are successful in achieving certain milestone points related to these activities, we will recognize approximately $2,749,000 in revenues during the remainder of 2007. The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete the service obligations we have agreed to perform) as well as external considerations, including obtaining the necessary regulatory approvals for various therapeutic applications related to the Celution™ System. The cash for these performance obligations was received when the agreement was signed and no further related cash payments will be made to us.

We will continue to recognize revenue from the development work we are performing on behalf of Senko, based on the relative fair value of the milestones completed as compared to the total efforts expected to be necessary to obtain regulatory clearance from the MHLW.  We are still awaiting regulatory clearance from the MHLW in order for initial commercialization to occur. Accordingly, we may recognize approximately $1,129,000 (consisting of $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement in 2007, if achieved. Moreover, we expect to recognize $500,000 per year associated with deferred Senko license fees over a three-year period following commercialization as the refund rights associated with the license payment expire.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies. The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences
Regenerative cell technology:
Regenerative cell technology	$2,837,000	$3,914,000	$(1,077,000)	(27.5)%	$6,073,000	$6,980,000	$(907,000)	(13.0)%
Development milestone (Joint Venture)	1,329,000	1,513,000	(184,000)	(12.2)%	2,834,000	2,866,000	(32,000)	(1.1)%
Research grants (NIH)	—	17,000	(17,000)	—	—	86,000	(86,000)	—
Share-based compensation	175,000	261,000	(86,000)	(33.0)%	327,000	541,000	(214,000)	(39.6)%
Total regenerative cell technology	4,341,000	5,705,000	(1,364,000)	(23.9)%	9,234,000	10,473,000	(1,239,000)	(11.8)%

MacroPore Biosurgery:
Bioresorbable polymer implants	30,000	271,000	(241,000)	(88.9)%	111,000	588,000	(477,000)	(81.1)%
Development milestone (Senko)	21,000	37,000	(16,000)	(43.2)%	43,000	115,000	(72,000)	(62.6)%
Share-based compensation	1,000	8,000	(7,000)	(87.5)%	2,000	21,000	(19,000)	(90.5)%
Total MacroPore Biosurgery	52,000	316,000	(264,000)	(83.5)%	156,000	724,000	(568,000)	(78.5)%
Total research and development expenses	$4,393,000	$6,021,000	$(1,628,000)	(27.0)%	$9,390,000	$11,197,000	$(1,807,000)	(16.1)%

Regenerative cell technology:

•
Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose tissue as a source for autologous regenerative cells for therapeutic applications. These expenses, in conjunction with our continued development efforts related to our Celution™ System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors in 2006 and 2007. Labor-related expenses, not including share-based compensation, decreased by $230,000 for the six months ended June 30, 2007 as compared to the same period in 2006. Professional services expense, which includes pre-clinical study costs, decreased by $1,152,000 for the six months ended June 30, 2007 as compared to the same period in 2006. This was due to decreases in temporary labor, the use of consultants, and a change in focus from pre-clinical studies to clinical studies. Clinical study costs increased by $300,000 for the six months ended June 30, 2007 as compared to the same period in 2006. Rent and utilities expense decreased by $159,000 in the six months ended June 30, 2007 as compared to 2006 due to the new lease terms at our Top Gun location in San Diego, CA. Other supplies decreased by $108,000 during the six months ended June 30, 2007 as compared to 2006. Repairs and maintenance increased by $195,000 for the six months ended June 30, 2007, as compared to the same period in 2006.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution™ System. These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets. For the six months ended June 30, 2007 and 2006, costs associated with the development of the device were $2,834,000 and $2,866,000, respectively. These expenses were composed of $1,719,000 and $1,505,000 in labor and related benefits, $530,000 and $739,000 in consulting and other professional services, $341,000 and $439,000 in supplies and $244,000 and $183,000, respectively, in other miscellaneous expense.

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

•
Share-based compensation for the regenerative cell technology segment of research and development was $175,000 and $327,000 for the three and six months ended June 30, 2007, respectively. Share-based compensation was $262,000 and $541,000 for the three and six months ended June 30, 2006, respectively. See share-based compensation discussion below for more details.

MacroPore Biosurgery:

•
Labor and related benefits expense, not including share-based compensation, decreased by $177,000 for the six months ended June 30, 2007 as compared to the same period in 2006. This was due to a redistribution of labor resources from one business segment to the other, as well as to termination of spine and orthopedics product research upon sale of that product line in May 2007.

•
Under a Distribution Agreement with Senko, we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan. Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW. During the three and six months ended June 30, 2007, we incurred $28,000 of expenses related to this regulatory and registration process. We incurred $37,000 and $115,000 of expenses for the same periods in 2006.

•
Share-based compensation for the MacroPore Biosurgery segment of research and development for the three and six months ended June 30, 2007 was $1,000 and $2,000, respectively. Share-based compensation was $8,000 and $21,000, respectively, for the three and six months ended June 30, 2006. See share-based compensation discussion below for more details.

The future. Our strategy is to continue to increase our research and development efforts in the regenerative cell field and we anticipate expenditures in this area of research to total approximately $22,000,000 to $24,000,000 in 2007. We are working to develop therapies for cardiovascular disease as well as new approaches for aesthetic and reconstructive surgery, gastrointestinal disorders and spine and orthopedic conditions. We are also developing a regenerative cell banking platform for use in hospitals and clinics that will preserve harvested regenerative cells for potential future use. The expenditures have and will continue to primarily relate to developing therapeutic applications and conducting pre-clinical and clinical studies on adipose-derived regenerative cells.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials. Before the sale of our spine and orthopedic implant product line in May 2007, Medtronic was responsible for the distribution, marketing, and sales support of our spine and orthopedic devices. The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences
Regenerative cell technology:
International sales and marketing	$412,000	$313,000	$99,000	31.6%	$846,000	$600,000	$246,000	41.0%
Share-based compensation	65,000	87,000	(22,000)	(25.3)%	135,000	188,000	(53,000)	(28.2)%
Total regenerative cell technology	477,000	400,000	77,000	19.3%	981,000	788,000	193,000	24.5%

MacroPore Biosurgery:
General corporate marketing	8,000	47,000	(39,000)	(83.0)%	21,000	130,000	(109,000)	(83.8)%
International sales and marketing	34,000	24,000	10,000	41.7%	63,000	47,000	16,000	34.0%
Share-based compensation	—	2,000	(2,000)	—	—	9,000	(9,000)	—
Total MacroPore Biosurgery	42,000	73,000	(31,000)	(42.5)%	84,000	186,000	(102,000)	(54.8)%
Total sales and marketing expenses	$519,000	$473,000	$46,000	9.7%	$1,065,000	$974,000	$91,000	9.3%

Regenerative Cell Technology:

•
International sales and marketing expenditures for the three and six months ended June 30, 2007 and 2006 relate primarily to salary expenses for employees involved in business development. The main emphasis of these newly-formed functions is to seek strategic alliances and/or co-development partners for our regenerative cell technology.

•
Share-based compensation for the regenerative cell segment of sales and marketing for the three and six months ended June 30, 2007 was $65,000 and $135,000, respectively. Share-based compensation for the regenerative cell segment of sales and marketing for the three and six months ended June 30, 2006 was $87,000 and $188,000, respectively. See share-based compensation discussion below for more details.

MacroPore Biosurgery:

•
General corporate marketing expenditures relate to expenditures for maintaining our corporate image and reputation within the research and surgical communities relevant to bioresorbable implants. Expenditures in this area continued to decrease as we focused more on our regenerative cell technology business and prepared to exit from our spine and orthopedic implant business.

•
International sales and marketing expenditures relate to costs associated with developing an international bioresorbable Thin Film distributor and supporting a bioresorbable Thin Film sales office in Japan.

•
Share-based compensation for the MacroPore Biosurgery segment of sales and marketing for the three and six months ended June 30, 2007 was $0. Share-based compensation for the MacroPore Biosurgery segment of sales and marketing for the three and six months ended June 30, 2006 was $2,000 and $9,000, respectively. See share-based compensation discussion below for more details.

The future. We expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand our pursuit of strategic alliances and co-development partners, as well as market our Celution™ System, which is expected to be commercialized in 2008.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences
General and administrative	$3,076,000	$2,919,000	$157,000	5.4%	$5,927,000	$5,758,000	$169,000	2.9%
Share-based compensation	357,000	689,000	(332,000)	(48.2)%	672,000	1,066,000	(394,000)	(37.0)%
Total general and administrative expenses	$3,433,000	$3,608,000	$(175,000)	(4.9)%	$6,599,000	$6,824,000	$(225,000)	(3.3)%

•
Professional services costs increased by $310,000 during the six month ended June 30, 2007 as compared to the same period in 2006 due to the increased use of financial and business advisory services. This was offset by a decrease of $122,000 in depreciation and amortization for the six months ended June 30, 2007, compared to the same period in 2006.

•
We have incurred substantial legal expenses in connection with the University of Pittsburgh’s 2004 lawsuit. Although we are not litigants and are not responsible for any settlement costs, if the University of Pittsburgh wins the lawsuit our license rights to the patent in question could be nullified or rendered non-exclusive. The amended license agreement signed with the Regents of the University of California (“UC”) in the third quarter of 2006 clarified that we are responsible for all patent prosecution and litigation costs related to this lawsuit. In the three and six months ended June 30, 2007, we expensed $518,000 and $602,000, respectively, for legal fees related to this license. For the same periods in 2006, we expensed $861,000 and $1,366,000, respectively. Our legal expenses related to this lawsuit will fluctuate depending upon the activity incurred during each period.

•
Share-based compensation related to general and administrative expense for the three and six months ended June 30, 2007 was $357,000 and $672,000, respectively. Share-based compensation related to general and administrative expense for the same periods in 2006 was $689,000 and $1,066,000, respectively. See share-based compensation discussion below for more details.

The future. We expect general and administrative expenses of approximately $11,000,000 in 2007. We will seek ways to minimize the ratio of these expenses to research and development expenses.

We expect to continue to incur substantial legal expenses in connection with the University of Pittsburgh’s 2004 lawsuit and for the forseeable future.

Share-based compensation expenses

We adopted SFAS 123R on January 1, 2006. The following table summarizes the components of our share-based compensation for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences
Regenerative cell technology:
Research and development-related	$175,000	$261,000	$(86,000)	(33.0)%	$327,000	$541,000	$(214,000)	(39.6)%
Sales and marketing-related	65,000	87,000	(22,000)	(25.3)%	135,000	188,000	(53,000)	(28.2)%
Total regenerative cell technology	240,000	348,000	(108,000)	(31.0)%	462,000	729,000	(267,000)	(36.6)%

MacroPore Biosurgery:
Cost of product revenues	9,000	22,000	(13,000)	(59.1)%	19,000	48,000	(29,000)	(60.4)%
Research and development-related	1,000	8,000	(7,000)	(87.5)%	2,000	21,000	(19,000)	(90.5)%
Sales and marketing-related	—	2,000	(2,000)	—	—	9,000	(9,000)	—
Total MacroPore Biosurgery	10,000	32,000	(22,000)	(68.8)%	21,000	78,000	(57,000)	(73.1)%

General and administrative-related	357,000	689,000	(332,000)	(48.2)%	672,000	1,066,000	(394,000)	(37.0)%
Total share-based compensation	$607,000	$1,069,000	$(462,000)	(43.2)%	$1,155,000	$1,873,000	$(718,000)	(38.3)%

During the first quarter of 2007, we issued to our officers and directors stock options to purchase up to 410,000 shares of our common stock, with a four-year vesting for our officers and 24-month vesting for our directors. The grant date fair value of option awards granted to our officers and directors was $3.82 and $3.70 per share, respectively. The resulting share-based compensation expense of $1,480,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

During the second quarter of 2007, we made a company-wide option grant to our non-executive employees to purchase up to 213,778 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value for the awards was $3.66 per share. The resulting share-based compensation expense of $739,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

The future.  We will continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of June 30, 2007, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $5,269,000. These costs are expected to be recognized over a weighted average period of 1.87 years.

Gain on sale of assets

The following is a table summarizing the gain on sale of assets from the disposal of our spine and orthopedic product line for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Gain on sale of assets	$1,858,000	$—	$1,858,000	—	$1,858,000	$—	$1,858,000	—
Total gain on sale of assets	$1,858,000	$—	$1,858,000	—	$1,858,000	$—	$1,858,000	—

•
In May 2007, we sold to Kensey Nash our intellectual property rights and tangible assets related to our spine and orthopedic bioresorbable implant product line, a part of our MacroPore Biosurgery business. Excluded from the sale was our Japan Thin Film product line. We received $3,175,000 in cash related to the disposition. The assets comprising the spine and orthopedic product line transferred to Kensey Nash were as follows:

Carrying Value Prior to Disposition

Inventory	$94,000
Other current assets	17,000
Assets held for sale	436,000
Goodwill	465,000
$1,012,000

•
We incurred expenses of $109,000 in connection with the sale. We recognized approximately $1,858,000 as gain on sale in the statement of operations during the second quarter of 2007. The revenues and expenses related to the spine and orthopedic product line transferred to Kensey Nash for the three and six months ended June 30, 2007 and 2006 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Revenues	$512,000	$453,000	$792,000	$955,000
Cost of product revenues	(197,000)	(504,000)	(422,000)	(958,000)
Research & development	(31,000)	(279,000)	(113,000)	(609,000)
Sales & marketing	(8,000)	(50,000)	(21,000)	(138,000)

•
As part of the disposition agreement, we are required to provide training to Kensey Nash representatives in all aspects of the manufacturing process related to the transferred spine and orthopedic product line, and to act in the capacity of a product manufacturer from the point of sale through August 2007. Because of these additional manufacturing requirements, we deferred $196,000 of the gain related to the outstanding manufacturing requirements to be completed by August 31, 2007.

Change in fair value of option liabilities

The following is a table summarizing the change in fair value of option liabilities for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Change in fair value of option liability	$—	$(2,765,000)	$2,765,000	—	$—	$(3,140,000)	$3,140,000	—
Change in fair value of put option liability	(100,000)	100,000	(200,000)	(200.0)%	100,000	—	100,000	—
Total change in fair value of option liabilities	$(100,000)	$(2,665,000)	$2,565,000	(96.2)%	$100,000	$(3,140,000)	$3,240,000	(103.2)%

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

The following assumptions were employed in estimating the value of the Put:

	June 30, 2007	December 31, 2006	November 4, 2005

Expected volatility of Cytori	61.00%	66.00%	63.20%
Expected volatility of the Joint Venture	61.00%	56.60%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$10,460,000	$10,110,000	$10,780,000
Probability of a change of control event for Cytori	2.22%	1.94%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk-free interest rate	5.03%	4.71%	4.66%

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

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0 accrued for interest and penalties on our balance sheet as of June 30, 2007 and December 31, 2006, and have recognized $0 in interest and/or penalties in our statement of operations for the three and six months ended June 30, 2007.

With limited exception, we are subject to taxation in the U.S. and California jurisdictions. Our tax years for 1997 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact our financial condition, results of operations or cash flows. At January 1, 2007, we had net deferred tax assets of $38,505,000 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state R&D credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our deferred tax asset. Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We are in the process of updating our Section 382/383 analysis through the period ending December 31, 2006. We have not yet determined whether such an ownership change has occurred, however, the Company is currently working to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. Similarly, we plan to complete an R&D credit analysis regarding the calculation of the R&D credit. When these analyses are completed, we may need to update the amount of unrecognized tax benefits we have reported under FIN No. 48. Therefore, we expect that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, we cannot estimate how much the unrecognized tax benefits may change. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Interest income	$348,000	$183,000	$165,000	90.2%	$545,000	$379,000	$166,000	43.8%
Interest expense	(43,000)	(53,000)	10,000	(18.9)%	(95,000)	(111,000)	16,000	(14.4)%
Other income (expense)	(52,000)	(1,000)	(51,000)	5,100.0%	(54,000)	(6,000)	(48,000)	800.0%
Total	$253,000	$129,000	$124,000	96.1%	$396,000	$262,000	$134,000	51.1%

•	Interest income increased for the three and six months ended June 30, 2007 due to an increased cash balance available for investment.

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

Equity gain (loss) from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,				For the six months ended June 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences
Equity gain (loss) in investment	$9,000	$(17,000)	$26,000	(152.9)%	$6,000	$(66,000)	$72,000	(109.1)%

The losses in 2006 relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting. We experienced a small gain with relation to this investment during the three and six months ended June 30, 2007. This was due to an adjustment to an estimated expense.

The future. We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future. Over the next two to three years, the Joint Venture is expected to incur general and administrative expenses. Though we have no obligation to do so, we and Olympus plan to jointly fund the Joint Venture to cover any costs should the Joint Venture deplete its cash balance.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006	$ Differences	% Differences
Cash and cash equivalents	$22,808,000	$8,902,000	$13,906,000	156.2%
Short-term investments, available for sale	3,795,000	3,976,000	(181,000)	(4.6)%
Total cash and cash equivalents and short-term investments, available for sale	$26,603,000	$12,878,000	13,725,000	106.6%

Current assets	$27,304,000	$13,978,000	$13,326,000	95.3%
Current liabilities	5,598,000	6,586,000	(988,000)	(15.0)%
Working capital	$21,706,000	$7,392,000	$14,314,000	193.6%

In order to provide greater financial flexibility and liquidity, and in view of the substantial cash needs of our regenerative cell business, we have an ongoing need to raise additional capital. In the third quarter of 2006, we received net proceeds of $16,219,000 from the sale of common stock pursuant to a shelf registration statement, of which Olympus purchased $11,000,000; the remaining shares were purchased by other institutional investors. Additionally, in the first quarter of 2007, we received net proceeds of $19,901,000 from the sale of units consisting of 3,746,000 shares of common stock and 1,873,000 common stock warrants (with an exercise price of $6.25 per share) under the shelf registration statement. In the second quarter of 2007, we received net proceeds of $6,000,000 from the sale of 1,000,000 shares of common stock to Green Hospital Supply, Inc. in a private placement. Also in the second quarter of 2007, we successfully divested our spine and orthopedic product line to Kensey Nash for gross proceeds of $3,175,000.

With consideration of these endeavors as well as existing funds, cash generated by operations, and other accessible sources of financing, we believe our cash position is adequate to satisfy our working capital, capital expenditures, debt service, and other financial commitments at least through June 30, 2008.

From inception to June 30, 2007, we have financed our operations primarily by:

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

•	Obtaining a modest amount of capital equipment long-term financing,

•	Issuing 1,100,000 shares of common stock to Olympus under a Stock Purchase Agreement which closed in May 2005,

•	Entering into a collaborative arrangement with Olympus in November 2005, including the formation of a joint venture called Olympus-Cytori, Inc.,

•	Receiving funds in exchange for granting Olympus an exclusive right to negotiate in February 2006,

•	Receiving net proceeds of $16,219,000 from the sale of common stock under our shelf registration statement in August 2006,

•	Receiving net proceeds of $19,901,000 from the sale of common stock and common stock warrants under the shelf registration statement in February 2007.

•	Receiving net proceeds of $6,000,000 from the common stock private placement to Green Hospital Supply, Inc., in April 2007.

•	Receiving gross proceeds of $3,175,000 from the sale of our spine and orthopedic product line to Kensey Nash in May 2007.

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

The following summarizes our contractual obligations and other commitments at June 30, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term obligations	$1,384,000	$771,000	$613,000	$—	$—
Interest commitment on long-term obligations	147,000	108,000	39,000	—	—
Operating lease obligations	4,233,000	1,468,000	2,765,000	—	—
Pre-clinical research study obligations	267,000	267,000	—	—	—
Clinical research study obligations	6,314,000	5,458,000	856,000	—	—
Total	$12,345,000	$8,072,000	$4,273,000	$—	$—

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2007 and 2006 is summarized as follows:

	For the six months ended June 30,
	2007	2006

Net cash used in operating activities	$(15,009,000)	$(4,188,000)
Net cash provided by (used in) investing activities	2,880,000	(1,631,000)
Net cash provided by financing activities	26,035,000	191,000

Operating activities

Net cash (used in) provided by operating activities for both periods presented resulted primarily from expenditures related to our regenerative cell research and development efforts.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated a $12,665,000 net loss for the six months ended June 30, 2007. The operating cash impact of this loss was $15,009,000, after adjusting for the gain on sale of our spine and orthopedic product line (considered an investing activity), the recognition of non-cash development revenue, share-based compensation of $1,155,000, other adjustments including material non-cash activities, such as depreciation and amortization, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated a $14,768,000 net loss for the six months ended June 30, 2006. The cash impact of this loss was $4,188,000, after adjusting for the $11,817,000 we received from Olympus in the first half of the year. Other adjustments include material non-cash activities, such as depreciation and amortization, changes in the fair value of the Olympus option liabilities, share-based compensation expense, and equity loss from investment in Joint Venture, as well as changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2007 resulted primarily from proceeds from the sale of our spine and orthopedics bioresorbable implant product line to Kensey Nash.

Net cash used in investing activities for the six months ended June 30, 2006 resulted primarily from expenditures for leasehold improvements, offset in part by the net proceeds from the sale of short-term investments.

Capital spending is essential to our product innovation initiatives and to maintain our operational capabilities. For the six months ended June 30, 2007 and 2006, we used cash to purchase $365,000 and $2,331,000, respectively, of property and equipment, primarily, to support the research and development of the regenerative cell technology platform. The high level of 2006 capital spending was caused primarily by expenditures for leasehold improvements made to our new Callan Road facilities.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2007 related mainly to the issuance of 3,746,000 shares of our common stock and 1,873,000 common stock warrants in exchange for approximately $21,500,000 ($19,901,000 net of direct offering costs) as well as the sale of 1,000,000 shares of treasury stock for $6,000,000.

The net cash provided by financing activities for the year ended June 30, 2006 related mainly to the exercise of employee stock options offset by the principal payments on long-term obligations.

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

We concluded that the license and development services must be accounted for as a single unit of accounting. In reaching this conclusion, we determined that the license would not have stand-alone value to the Joint Venture. This is because Cytori is the only party that could be reasonably expected to perform the development services, including pre-clinical and clinical studies, regulatory filings, and product development assistance, necessary for the Joint Venture to derive any value from the license.

Recognition

Besides determining whether to account separately for components of a multiple-element arrangement, we also use judgment in determining the appropriate accounting period in which to recognize revenues that we believe (a) have been earned and (b) are realizable. The following describes the recognition issue with regard to upfront license fees and milestones that we have considered during the reporting period:

•
As part of the Senko Distribution Agreement, we received an upfront license fee upon execution of the arrangement, which, as noted previously, was not separable under EITF 00-21. Accordingly, the license has been combined with the development (milestones) element, which was separable, to form a single accounting unit. This single element of $3,000,000 in fees includes $1,500,000 which is potentially refundable. We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined element as revenues as we complete each of the performance obligations associated with the milestones component of this combined deliverable. Note that the timing of when we have recognized revenues to date does not correspond with the cash we received upon achieving certain milestones. For example, the first such milestone payment for $1,250,000 became payable to us when we filed a commercialization application with the Japanese regulatory authorities. However, we determined that the payment received was not commensurate with the level of effort expended, particularly when compared with other steps we believe are necessary to commercialize the Thin Film product line in Japan. Accordingly, we did not recognize the entire $1,250,000 received as revenues, but instead initially classified this amount as deferred revenues. Approximately $371,000 ($10,000 in 2007, $152,000 in 2006, $51,000 in 2005, and $158,000 in 2004) has been recognized to date as development revenues based on our estimates of the level of effort expended for completed milestones as compared with the total level of effort we expect to incur under the arrangement to successfully achieve regulatory approval of the Thin Film product line in Japan. These estimates were subject to judgment and there may be changes in estimates regarding the total level of effort as we continue to seek regulatory approval. In fact, there can be no assurance that commercialization in Japan will ever be achieved, as we have yet to receive definitive notification from the MHLW.

•
We also received upfront fees as part of the Olympus arrangements (although, unlike in the Senko agreement, these fees were non-refundable). Specifically, in exchange for an upfront fee, we granted the Joint Venture an exclusive, perpetual license to certain of our intellectual property and agreed to perform additional development activities. This upfront fee has been recorded in the liability account entitled deferred revenues, related party, on our consolidated balance sheet. Similar to the Senko agreement, we have elected an accounting policy to recognize revenues from the combined license/development accounting unit as we perform the development services, as this represents our final obligation underlying the combined accounting unit. Specifically, we have recognized revenues from the license/development accounting unit using a “proportional performance” methodology, resulting in the derecognition of amounts recorded in the deferred revenues, related party account as we complete various milestones underlying the development services. For instance, we have recognized and will continue to recognize some of the deferred revenues, related party, as revenues, related party, when we complete a pre-clinical trial or obtain regulatory approval in a specific jurisdiction. Determining what portion of the deferred revenues, related party balance to recognize as each milestone is completed involves substantial judgment. In allocating the balance of the deferred revenues, related party, to various milestones, we had in-depth discussions with our operations personnel regarding the relative value of each milestone to the Joint Venture and Olympus. We also considered the cost of completing each milestone relative to the total costs we plan to incur in completing all of the development activities, since we believe that the relative cost of completing a milestone is a reasonable proxy for its fair value. The accounting policy described above could result in revenues being recorded in an earlier accounting period than had other judgments or assumptions been made by us.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of June 30, 2007. As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist. Moreover, this testing must be performed at a level of the organization known as the reporting unit. A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower. Our two reporting units are, in fact, our two operating segments.

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

•
In particular, in 2006, we estimated the fair value of our MacroPore Biosurgery reporting unit based on an equal weighting of the market values of comparable enterprises and discounted projections of estimated future cash flows. Clearly, identifying comparable companies and estimating future cash flows as well as appropriate discount rates involve judgment. The $465,000 of goodwill determined to be related to our MacroPore Biosurgery reporting unit was transferred to Kensey Nash upon the sale of our spine and orthopedic product line in 2007. Therefore, as of June 30, 2007, all of our goodwill relates to our regenerative cell business.

•
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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a significant effect on our consolidated financial statements.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. The guidance is effective for all periods beginning after December 15, 2007. We are currently in the process of evaluating whether the adoption of EITF 07-3 will have a significant effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a significant effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest. Our exposure relates primarily to short-term investments. These short-term investments, reported at an aggregate fair market value of $3,795,000 as of June 30, 2007, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations. These securities are subject to market rate risk as their fair value will fall if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at June 30, 2007, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount. We do not use derivative financial instruments to mitigate the risk inherent in these securities. However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments, and limiting the amount of credit exposure with any one issuer. While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations, or cash flows. Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe and Japan. Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies. Based on our cash balances and revenues derived from markets other than the United States of America for the quarter ended June 30, 2007, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss. Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations, or cash flows.

Notwithstanding the foregoing, the indirect effect of fluctuations in interest rates and foreign currency exchange rates could have a material adverse effect on our business, financial condition, and results of operations. For example, foreign currency exchange rate fluctuations may affect international demand for our products. In addition, interest rate fluctuations may affect our prospective customers’ buying patterns. Furthermore, interest rate and currency exchange rate fluctuations may broadly influence the United States and foreign economies, resulting in a material adverse effect on our business, financial condition, and results of operations.

Under our Japanese Thin Film agreement with Senko, we would receive payments in the nature of royalties based on Senko’s net sales, which would be Yen denominated. We expect such sales to begin in 2007.

Item 4. Controls and Procedures

Christopher J. Calhoun, our Chief Executive Officer, and Mark E. Saad, our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of June 30, 2007, our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter and six months ended June 30, 2007, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2007, we were not a party to any material legal proceeding. We are not formally a party to the University of Pittsburgh patent litigation. However, we are responsible for reimbursing certain related litigation costs.

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

We have never been profitable on an operational basis and we expect to have significant operating losses for the next few years

We have incurred net operating losses in each year since we started doing business. As our focus on our regenerative cell technology has increased, these losses have resulted primarily from expenses associated with our research and development activities and general and administrative expenses. Losses related to our development of regenerative cell technology are expected to keep us in a loss position on a consolidated basis for several years. We anticipate that our recurring operating expenses will be at high levels for the next few years, due to the continued need to fund our regenerative cell technology clinical research program as well as additional pre-clinical research.

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

We have a limited operating history; our operating results and stock price, like those of all emerging life science companies, can be volatile

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced fields such as the biotechnology and medical device fields. Due to our limited operating history, and the development stage status of our regenerative cell business, comparisons of our year-to-year operating results are not necessarily meaningful and the results for any periods should not necessarily be relied upon as an indication of future performance. Operating results will also be affected by our transition away from our revenue-generating medical device business and the focus of the vast majority of our resources into the development of the regenerative cell business. All of our recent product revenues have come from our spine and orthopedics bioresorbable implants product line, which we sold in May 2007.

From time to time, we have tried to influence our investors’ expectations as to our operating results by periodically announcing financial guidance. However, we have in the past been forced to revise or withdraw such guidance due to lack of visibility and predictability of product demand.

We are vulnerable to competition and technological change, and also to physicians’ inertia

We compete with many domestic and foreign companies in developing our technology and products, including biotechnical, medical device, pharmaceutical, and biopharmaceutical companies. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources than we do. There can be no assurance that our competitors will not succeed in developing alternative technologies and products that are more effective, easier to use, or more economical than those which we have developed or are in the process of developing, or that would render our technology and products obsolete and non-competitive in these fields. In general, we may not be able to preclude other companies from developing and marketing competitive regenerative cell therapies that are similar to ours or perform similar functions.

These competitors may also have greater experience in developing therapeutic treatments, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercializing therapeutic products. It is possible that certain of these competitors may obtain patent protection, approval, or clearance from the FDA or achieve commercialization earlier than we, any of which could have a substantial negative effect on our business. Finally, Olympus and our other partners might pursue parallel development of other technologies or products, which may result in a partner developing additional products that will compete with our products.

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

There is no proven path for commercializing our regenerative cell technology in a way to earn a durable profit commensurate with the medical benefit. Although we intend to commercialize aesthetic and reconstructive surgery and our regenerative cell banking platform in 2008, additional market opportunities for our cell-related products and/or services are at least two to five years away.

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

The timing and amount of Thin Film revenues from Senko are uncertain

The sole remaining product line in our MacroPore Biosurgery segment is our Japan Thin Film business. Our right to receive royalties from Senko, and to recognize certain deferred revenues, depends on the timing of MHLW approval for commercialization of the product in Japan. We currently expect this to occur in 2007, but we have no control over this timing and our expectations have fallen short before. Also, even after commercialization, we will be dependent on Senko, our exclusive distributor, to increase product sales in Japan.

There is a risk that we could experience with Senko some of the same problems we experienced in our previous relationship with Medtronic, which was the exclusive distributor for our former bioresorbable spine and orthopedic implant product line.

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

In addition, as a company we have limited experience in manufacturing the type of cell-related therapeutic products which we intend to introduce in the future.

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

On August 3, 2007, the United States Patent and Trademark Office issued a “Revised Decision (Correction of Inventorship)” specifying that the correct inventorship of Patent 6,777,231 is only UC’s assignees. On August 9, 2007, the United States District Court, without the benefit of the Patent Office Inventorship Decision, granted the University of Pittsburgh’s motion for Summary Judgment in part, determining that the University of Pittsburgh’s assignees were properly named as inventors on Patent 6,777,231, and that all other inventorship issues shall be determined according to the facts presented at trial.

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

In addition to patents, which alone may not be able to protect the fundamentals of our regenerative cell business, we also rely on unpatented trade secrets and proprietary technological expertise. Our intended future cell-related therapeutic products, such as consumables, are likely to fall largely into this category. We rely, in part, on confidentiality agreements with our partners, employees, advisors, vendors, and consultants to protect our trade secrets and proprietary technological expertise. There can be no guarantee that these agreements will not be breached, or that we will have adequate remedies for any breach, or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors.

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

We are, and Olympus-Cytori, Inc. will be, subject to intensive FDA regulation

As newly developed medical devices, our and Olympus-Cytori’s regenerative cell harvesting, isolation and delivery devices must receive regulatory clearances or approvals from the FDA and, in many instances, from non-U.S. and state governments prior to their sale. Our and Olympus-Cytori’s current and future regenerative cell harvesting, isolation and delivery devices are subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs. Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices. Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

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

We and/or the Joint Venture have to maintain quality assurance certification and manufacturing approvals

The manufacture of our Celution™ System for regenerative cells will be, and the manufacture of any future cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacture of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities. There can be no guarantee that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with QSRs or other requirements and request, or seek, remedial action.

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

We may not have enough product liability insurance

The testing, manufacturing, marketing, and sale of our regenerative cell products involve an inherent risk that product liability claims will be asserted against us, our distribution partners, or licensees. There can be no guarantee that our clinical trial and commercial product liability insurance is adequate or will continue to be available in sufficient amounts or at an acceptable cost, if at all. A product liability claim, product recall, or other claim, as well as any claims for uninsured liabilities or in excess of insured liabilities, could have a substantial negative effect on our results of operations and financial condition. Also, well-publicized claims could cause our stock to fall sharply, even before the merits of the claims are decided by a court.

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

No further disclosure required

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

Our lease on the facility located at 6740 Top Gun Street, San Diego, California was amended and terminated on December 31, 2006. We will continue to occupy a portion of the building and pay rent to the new lessee until August 31, 2007. We also lease 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan. The agreement bears rent at a rate of $3.66 per square foot, expiring on November 30, 2007.

On the properties stated above, we pay an aggregate of approximately $149,000 in rent per month.

Staff

As of June 30, 2007, we had 140 full-time equivalent employees, comprised of 5 employees in manufacturing, 88 employees in research and development, 7 employees in sales and marketing, and 40 employees in management and finance and administration. From time to time, we also employ independent contractors to support our administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. A breakout by segment is as follows:
	Regenerative Cell Technology	MacroPore Biosurgery	Corporate	Total

Manufacturing	—	5	—	5
Research & Development	87	1	—	88
Sales and Marketing	7	—	—	7
General & Administrative	—	—	40	40
Total	94	6	40	140

Voluntary Disclosure

On August 13, 2007, we entered into an exclusive distribution and supply agreement with Green Hospital Supply, Inc.to commercialize our StemSource™ cell bank in Japan. The StemSource™ cell bank is an automated platform that incorporates the use of our Celution™ System and disposables to enable hospitals and clinics in Japan to harvest, process and store regenerative cells from a patient’s adipose tissue for potential later use.   This enterprise is subject to all of the risks associated with any new business venture, including risks relating to market acceptance.

Index

Item 6. Exhibits

2.5	Asset Purchase Agreement, dated May 30, 2007, between Cytori Therapeutics, Inc. and MacroPore Acquisition Sub, Inc.

10.47	Consulting Agreement, dated May 3, 2007, between Cytori Therapeutics, Inc. and Marshall G. Cox

15.1	Letter re unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on August 14, 2007.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: August 14, 2007		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: August 14, 2007		Mark E. Saad
Chief Financial Officer