Form 10-Q
period 2007-09-30
CYTORI THERAPEUTICS, INC.
filed 2007-11-13
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   ☐    No  ☒

As of October 31, 2007, there were 24,039,259 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cytori Therapeutics, Inc.:

We have reviewed the accompanying consolidated condensed balance sheet of Cytori Therapeutics, Inc. and subsidiaries (the Company) as of September 30, 2007, the related consolidated condensed statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2007 and 2006, and the consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These consolidated condensed financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP
San Diego, California
November 9, 2007

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2007	As of December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$17,939,000	$8,902,000
Short-term investments, available-for-sale	994,000	3,976,000
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $2,000 in 2007 and 2006, respectively	31,000	225,000
Inventories, net	—	164,000
Other current assets	788,000	711,000

Total current assets	19,752,000	13,978,000

Property and equipment held for sale, net	—	457,000
Property and equipment, net	3,639,000	4,242,000
Investment in joint venture	77,000	76,000
Other assets	425,000	428,000
Intangibles, net	1,134,000	1,300,000
Goodwill	3,922,000	4,387,000

Total assets	$28,949,000	$24,868,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,901,000	$5,587,000
Current portion of long-term obligations	692,000	999,000

Total current liabilities	5,593,000	6,586,000

Deferred revenues, related party	18,748,000	23,906,000
Deferred revenues	2,379,000	2,389,000
Option liability	1,000,000	900,000
Long-term deferred rent	547,000	741,000
Long-term obligations, less current portion	444,000	1,159,000

Total liabilities	28,711,000	35,681,000

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding in 2007 and 2006	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 25,801,091 and 21,612,243 shares issued and 23,928,257 and 18,739,409 shares outstanding in 2007 and 2006, respectively	26,000	22,000
Additional paid-in capital	128,458,000	103,053,000
Accumulated deficit	(121,452,000)	(103,460,000)
Treasury stock, at cost	(6,794,000)	(10,414,000)
Accumulated other comprehensive income	—	1,000
Amount due from exercises of stock options	—	(15,000)

Total stockholders’ equity (deficit)	238,000	(10,813,000)

Total liabilities and stockholders’ equity (deficit)	$28,949,000	$24,868,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Product revenues	$—	$133,000	$792,000	$1,087,000

Cost of product revenues	—	383,000	422,000	1,341,000

Gross profit (loss)	—	(250,000)	370,000	(254,000)

Development revenues:
Development, related party	3,362,000	—	5,158,000	683,000
Development	—	1,000	10,000	149,000
Research grant and other	11,000	350,000	65,000	413,000
	3,373,000	351,000	5,233,000	1,245,000
Operating expenses:
Research and development	5,193,000	5,552,000	14,583,000	16,749,000
Sales and marketing	613,000	610,000	1,678,000	1,584,000
General and administrative	3,177,000	3,181,000	9,777,000	10,005,000
Change in fair value of option liabilities	—	(374,000)	100,000	(3,514,000)

Total operating expenses	8,983,000	8,969,000	26,138,000	24,824,000

Operating loss	(5,610,000)	(8,868,000)	(20,535,000)	(23,833,000)

Other income (expense):
Gain on sale of assets	—	—	1,858,000	—
Interest income	302,000	158,000	849,000	537,000
Interest expense	(33,000)	(47,000)	(128,000)	(158,000)
Other expense, net	18,000	(7,000)	(37,000)	(13,000)
Equity gain (loss) from investment in joint venture	(5,000)	(3,000)	1,000	(68,000)

Total other income	282,000	101,000	2,543,000	298,000

Net loss	(5,328,000)	(8,767,000)	(17,992,000)	(23,535,000)

Other comprehensive gain (loss) – unrealized holding gain (loss)	—	6,000	(1,000)	(18,000)

Comprehensive loss	$(5,328,000)	$(8,761,000)	$(17,993,000)	$(23,553,000)

Basic and diluted net loss per common share	$(0.22)	$(0.53)	$(0.80)	$(1.48)

Basic and diluted weighted average common shares	23,903,082	16,641,423	22,502,133	15,891,674

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(17,992,000)	$(23,535,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,227,000	1,605,000
Inventory provision	70,000	70,000
Reversal of warranty provision	(54,000)	—
Increase (reduction) in allowance for doubtful accounts	1,000	(5,000)
Change in fair value of option liabilities	100,000	(3,514,000)
Stock-based compensation expense	1,762,000	2,652,000
Gain on sale of assets	(1,858,000)	—
Equity (gain) loss from investment in joint venture	(1,000)	68,000
Non-cash charge related to stock issued for license amendment, related party	—	487,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	193,000	718,000
Inventories	—	(22,000)
Other current assets	(94,000)	(160,000)
Other assets	3,000	5,000
Accounts payable and accrued expenses	(632,000)	(966,000)
Deferred revenues, related party	(5,158,000)	11,817,000
Deferred revenues	(10,000)	(149,000)
Long-term deferred rent	(194,000)	258,000

Net cash used in operating activities	(22,637,000)	(10,671,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	25,479,000	53,264,000
Purchases of short-term investments	(22,498,000)	(50,278,000)
Proceeds from sale of assets	3,175,000	—
Costs from sale of assets	(305,000)	—
Purchases of property and equipment	(437,000)	(3,014,000)
Investment in joint venture	—	(150,000)

Net cash provided by (used in) investing activities	5,414,000	(178,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(1,022,000)	(714,000)
Proceeds from exercise of employee stock options and warrants	1,381,000	819,000
Proceeds from sale of common stock and warrants	21,500,000	16,352,000
Costs from sale of common stock	(1,599,000)	—
Proceeds from sale of treasury stock	6,000,000	—

Net cash provided by financing activities	26,260,000	16,457,000

Net increase in cash and cash equivalents	9,037,000	5,608,000

Cash and cash equivalents at beginning of period	8,902,000	8,007,000

Cash and cash equivalents at end of period	$17,939,000	$13,615,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$131,000	$160,000
Taxes	2,000	1,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company), have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to our consolidated financial statements for the year ended December 31, 2006 and footnotes thereto which were included in our Annual Report on Form 10-K, dated April 2, 2007.

2.	Use of Estimates

The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated condensed financial statements in the periods they are determined to be necessary.

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

We operate as two distinct operating segments – (a) Regenerative cell technology and (b) MacroPore Biosurgery.  In the past, our resources were managed on a consolidated basis.  However, in an effort to better reflect our focus and significant progress in the development of regenerative therapies, we evaluate and report our financial results in two segments.

Our regenerative cell technology segment is developing and seeks to commercialize regenerative cell therapies for cardiovascular disease, aesthetic and reconstructive surgery, and many other serious, chronic, and life-threatening conditions and disorders.  We plan to commercialize these therapies through the sale of the Celution™ System, a device that quickly removes regenerative cells from a patient’s own adipose tissue, and its related single-use consumables.  We have also developed a regenerative cell banking platform for use in hospitals and clinics that will preserve regenerative cells harvested using our CelutionTM System for potential future use.

Our MacroPore Biosurgery unit manufactured and distributed the HYDROSORB™ family of bioresorbable spine and orthopedic implants, which we sold to the Kensey Nash Corporation (“Kensey Nash”) in May 2007 (see note 14); it also develops Thin Film bioresorbable implants for sale in Japan through Senko Medical Trading Company (“Senko”), which has exclusive distribution rights to these products in Japan.

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

The following tables provide information regarding the performance and assets of our operating segments:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Regenerative cell technology	$3,373,000	$350,000	$5,223,000	$1,096,000
MacroPore Biosurgery	—	134,000	802,000	1,236,000
Total revenues	$3,373,000	$484,000	$6,025,000	$2,332,000

Segment gains (losses):
Regenerative cell technology	$(2,313,000)	$(5,491,000)	$(10,677,000)	$(16,006,000)
MacroPore Biosurgery	(120,000)	(570,000)	19,000	(1,336,000)
General and administrative expenses	(3,177,000)	(3,181,000)	(9,777,000)	(10,005,000)
Change in fair value of option liabilities	—	374,000	(100,000)	3,514,000
Total operating loss	$(5,610,000)	$(8,868,000)	$(20,535,000)	$(23,833,000)

	As of September 30,	As of December 31,
	2007	2006
Assets:
Regenerative cell technology	$24,370,000	$9,792,000
MacroPore Biosurgery	—	1,758,000
Corporate assets	4,579,000	13,318,000
Total assets	$28,949,000	$24,868,000

4.	Short-Term Investments

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

At September 30, 2007, the excess of carrying cost over the fair value of our short-term investments is immaterial.

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

The majority of our inventory was included with the sale in the second quarter of our spine and orthopedic implant product line to Kensey Nash (see note 14 for a description of this sale).  Our remaining inventory at September 30, 2007 consists only of raw materials related to our Thin Film products.  During the third quarter of 2007, we recorded a provision of $70,000 for this inventory, as we determined it unlikely to be converted into finished goods and ultimately sold.  This provision is reflected as a component of research and development expense rather than as cost of product revenues due to the inventory’s relationship to Thin Film products, for which we have not yet achieved commercialization.  During the second quarter of 2006, we also recorded a provision of $70,000 for excess raw materials related to our spine and orthopedic products.

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

In the past, we would occasionally offer Medtronic extended payment terms.  In these circumstances, we did not recognize revenues under these arrangements until the payment became due or was received, if that occurred earlier.  Moreover, we warranted that our products were free from manufacturing defects at the time of shipment.  We recorded reserves for the estimated costs we may incur under our warranty program for products previously sold.

License/Distribution Fees

If separable under Emerging Issues Task Force Issue (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), we recognize any upfront payments received from license/distribution agreements as revenues ratably over the period in which the customer benefits from the license/distribution agreement.

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

In the first quarter of 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received $1,500,000 from Olympus, which is non-refundable but may be applied towards any definitive commercial collaboration in the future.  As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area.  The $1,500,000 payment was received in the second quarter of 2006 and recorded as deferred revenues, related party.  The deferred revenues, related party, will be recognized as revenue in the statements of operations either (i) in connection with other consideration received as part of a definitive commercial collaboration in the future, or (ii) when the exclusive negotiation period expires.

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

No license/distribution fees have been recognized in the three and nine month periods ended September 30, 2007 and 2006.

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health (“NIH”).  Revenue earned under development agreements is classified as either research grant or development revenues in our statements of operations, depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”.  In accordance with the criteria established by these EITF Issues, we record grant revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated condensed statements of operations.

Additionally, research arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, the inflows from such arrangements are presented as revenues in the consolidated condensed statements of operations.

We received a total of $22,000,000 from Olympus and Olympus-Cytori, Inc. during 2005 in two separate but related transactions (see note 12).  Approximately $4,689,000 of this amount related to common stock that we issued, as well as options we granted, to Olympus.  Moreover, during the first quarter of 2006, we received $11,000,000 from the Joint Venture upon achieving the CE Mark on the Celution™ System.  Considering the $4,689,000 initially allocated to the common stock issued and the two options, we recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution™ System and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution™ System (see note 12).  As noted above, the license and development contributions are not separable under EITF 00-21.  Accordingly, we will recognize the $28,311,000 allocated to deferred revenues, related party, using a proportional performance methodology- that is, as we complete substantive milestones related to the development component of the combined accounting unit.  As of September 30, 2007, we have recognized $11,063,000 of the deferred revenues, related party as development revenues of which $3,362,000 and $5,158,000 was recognized in the three and nine months ended September 30, 2007, respectively.   All related development costs are expensed as incurred and are included in research and development expense in the consolidated condensed statements of operations.

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

Of the amounts received and deferred, we recognized development revenues of $0 and $10,000 in the three and nine month periods ended September 30, 2007, and $1,000 and $149,000 in the three and nine month periods ended September 30, 2006, respectively, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.  As noted above, the license and the milestone components of the Senko distribution agreement are accounted for as a single unit of accounting.  This single element includes a $1,500,000 license fee which is potentially refundable.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined deliverable as we complete performance obligations under the distribution agreement with Senko.  Accordingly, we expect to recognize approximately $1,129,000 (consisting of the remaining $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement once commercialization is achieved.  We will not recognize the potentially refundable portion of the fees until the right of refund expires.

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

Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three and nine months ended September 30, 2007 and 2006, we had no impairment losses associated with our long-lived assets.

7.	Share-Based Compensation

During the first quarter of 2007, we issued to our officers and directors stock options to purchase up to 410,000 shares of our common stock, with four-year graded vesting for our officers and 24-month graded vesting for our directors. The grant date fair value of option awards granted to our officers and directors was $3.82 and $3.70 per share, respectively. The resulting share-based compensation expense of $1,480,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

During the second quarter of 2007, we made company-wide stock option grants to our non-executive employees to purchase up to 213,778 shares of our common stock, subject to a four-year graded vesting schedule. The grant date fair value for the awards was $3.66. The resulting share-based compensation expense of $739,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

Of the $1,762,000 charge to stock-based compensation for the nine months ended September 30, 2007, $64,000 related to award modifications for the termination of the full-time employment of our Vice President of Research, Regenerative Cell Technology, and two less senior employees. The charge reflects the incremental fair value of (a) the accelerated unvested stock options and (b) the extended vested stock options (over the fair value of the original awards at the modification date).  There will be no further charges related to these modifications.

8.	Income Taxes

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007.  There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits as of September 2007 that would, if recognized, affect the effective tax rate.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0 accrued for interest and penalties on our balance sheet as of September 30, 2007 and December 31, 2006, and have recognized $0 in interest and/or penalties in our statements of operations for the three and nine months ended September 30, 2007.

With limited exception, we are subject to taxation only in the U.S. and California jurisdictions.  Our tax years for 1997 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact our financial condition, results of operations, or cash flows.  At January 1, 2007, we had net deferred tax assets of $38,505,000.  The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state research and development (“R&D”) credit carryforwards.  Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  We have not yet determined whether such an ownership change has occurred, however, the Company is currently working to complete a Section 382/383 analysis regarding potential limitations as to the use of the net operating losses and research and development credits. Similarly, we plan to complete an R&D credit analysis regarding the calculation of the R&D credit. When these analyses are completed, we may need to update the amount of unrecognized tax benefits we have reported under FIN 48. Therefore, we expect that the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, we cannot estimate how much the unrecognized tax benefits may change.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate in the foreseeable future.

9.	Loss per Share

We compute loss per share based on the provisions of SFAS No. 128, “Earnings per Share.” Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock method. Potential common shares were related entirely to outstanding but unexercised options and warrants for all periods presented.

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2007 and 2006, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 7,859,325 for the three and nine month periods ended September 30, 2007 and 8,082,846 for the three and nine months ended September 30, 2006, respectively.

10.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including conducting pre-clinical development research, enrolling patients, recruiting patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of September 30, 2007, we have pre-clinical research study obligations of $135,000 (which are expected to be fully completed within a year) and clinical research study obligations of $5,670,000 ($3,781,000 of which are expected to be completed within a year).

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

On August 9, 2007, the United States District Court granted the University of Pittsburgh’s motion for Summary Judgment in part, determining that the University of Pittsburgh’s assignees were properly named as inventors on Patent 6,777,231, and that all other inventorship issues shall be determined according to the facts presented at trial.

We are not named as a party to the lawsuit, but our president, Marc Hedrick, is one of the inventors identified on the patent and therefore is a named individual defendant.  We are providing substantial financial and other assistance to the defense of the lawsuit.

During the three and nine months ended September 30, 2007, we expensed $353,000 and $954,000, respectively, for legal fees related to this license.  For the same periods in 2006, we expensed $335,000 and $1,701,000, respectively.  These expenses have been classified as general and administrative expense in the accompanying financial statements.  We believe that the amount accrued as of September 30, 2007 of $1,137,000 is a reasonable estimate of our liability for the expenses incurred through September 30, 2007.

12.	Transactions with Olympus Corporation

Initial Investment by Olympus Corporation in Cytori

In the second quarter of 2005, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Olympus under which we received $11,000,000 in cash proceeds.

Under this agreement, we issued 1,100,000 shares of common stock to Olympus.  In addition, we also granted Olympus an immediately exercisable option to acquire 2,200,000 shares of our common stock at $10 per share, which expired on December 31, 2006.  Before its expiration, we accounted for this grant as a liability in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” because from the date of grant through the expiration, we would have been required to deliver listed common stock to settle the option shares upon exercise.

The $11,000,000 in total proceeds we received in the second quarter of 2005 exceeded the sum of (i) the market value of our stock as well as (ii) the fair value of the option at the time we entered into the share purchase agreement.  The $7,811,000 difference between the proceeds received and the fair values of our common stock and option liability is recorded as a component of deferred revenues, related party, in the accompanying balance sheet.  This difference was recorded as deferred revenue, since conceptually, the excess proceeds represent a prepayment for future contributions and obligations of Cytori for the benefit of the Joint Venture (see below), rather than an additional equity investment in Cytori.  The recognition of this deferred amount will require the achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.

In August 2006, we received an additional $11,000,000 from Olympus for the issuance of approximately 1,900,000 shares of our common stock at $5.75 per share under the shelf registration statement filed in May 2006.  The purchase price was determined by our closing price on August 9, 2006.

As of September 30, 2007, Olympus holds approximately 12.6% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

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

We have determined that the Joint Venture is a variable interest entity (“VIE”) pursuant to FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At September 30, 2007, the carrying value of our investment in the Joint Venture is $77,000.

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

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000.  At September 30, 2007 and December 31, 2006, the fair value of the Put was $1,000,000 and $900,000, respectively.  Fluctuations in the Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The Put itself, which is perpetual, has been recorded as a long-term liability in the caption Option liability in the consolidated condensed balance sheet.

The valuations of the Put were completed using an option pricing theory-based simulation analysis (i.e., a Monte Carlo simulation).  The valuations are based on assumptions as of the valuation date with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk-free interest rate.

The following assumptions were employed in estimating the value of the Put:

	September 30, 2007	December 31, 2006	November 4, 2005

Expected volatility of Cytori	60.00%	66.00%	63.20%
Expected volatility of the Joint Venture	60.00%	56.60%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$9,680,000	$10,110,000	$10,780,000
Probability of a change of control event for Cytori	2.38%	1.94%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk-free interest rate	4.59%	4.71%	4.66%

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

Olympus-Cytori Joint Venture

The Joint Venture has exclusive access to our technology for the development, manufacture, and supply of the devices (second generation and beyond) for all therapeutic applications.  Once a second generation Celution™ System is developed and approved by regulatory agencies, the Joint Venture may sell such systems exclusively to us at a formula-based transfer price; we have retained marketing rights to the second and all subsequent generation devices for all therapeutic applications of adipose regenerative cells.

As part of the various agreements with Olympus, we will be required, following commercialization of the Celution™ System, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of September 30, 2007.

In August 2007 we entered into a License and Royalty Agreement (“Royalty Agreement”) with the Joint Venture which provides us the ability to commercially launch Cytori’s CelutionTM System earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows for the sale of the Cytori system until such time as the Joint Venture’s products are commercially available, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

Deferred revenues, related party

As of September 30, 2007, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for contributions and obligations that we have agreed to on behalf of Olympus and the Joint Venture (less any amounts that we have recognized as revenues in accordance with our policies set out in note 5).  These contributions include completing pre-clinical and clinical studies, product development and seeking certain regulatory approvals and/or clearances toward commercialization of the CelutionTM System.  Our obligations also include maintaining the exclusive and perpetual license to our device technology, including the Celution™ System and certain related intellectual property.

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

In April 2007, we sold 1,000,000 shares of unregistered common stock out of our treasury stock to Green Hospital Supply, Inc. for $6,000,000 cash. We agreed to seek Securities and Exchange Commission registration of the shares for resale if so requested.  The sale agreement contains no registration payment arrangements within the scope of FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

14.	Gain on Sale of Assets, Spine and Orthopedics Product Line

In May 2007, we sold to Kensey Nash our intellectual property rights and tangible assets related to our bioresorbable spine and orthopedic surgical implant product line, a part of our MacroPore Biosurgery business.  Excluded from the sale were any rights to our Japan Thin Film product line.

We received $3,175,000 in cash proceeds related to the disposition.  The assets comprising the spine and orthopedic product line transferred to Kensey Nash were as follows:

Carrying Value Prior to Disposition

Inventory	$94,000
Other current assets	17,000
Assets held for sale	436,000
Goodwill	465,000
$1,012,000

We incurred expenses of $109,000 in connection with the sale during the second quarter of 2007.  As part of the disposition agreement, we were required to provide training to Kensey Nash representatives in all aspects of the manufacturing process related to the transferred spine and orthopedic product line, and to act in the capacity of a product manufacturer from the point of sale through August 2007.  Because of these additional manufacturing requirements, we deferred $196,000 of the gain related to the outstanding manufacturing requirements, and we recognized $1,858,000 as a gain on sale in the statement of operations during the second quarter of 2007.  These manufacturing requirements were completed in August as planned, and the associated costs were classified against the deferred balance, reducing it to zero.  As of September 30, 2007, no further costs or adjustments relating to this product line sale are anticipated.

The revenues and expenses related to the spine and orthopedic product line transferred to Kensey Nash for the three and nine months ended September 30, 2007 and 2006 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Revenues	$—	$133,000	$792,000	$1,087,000
Cost of product revenues	—	(383,000)	(422,000)	(1,341,000)
Research & development	—	(239,000)	(113,000)	(848,000)
Sales & marketing	—	(10,000)	(21,000)	(148,000)

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

The following are our major initiatives over the next 18 months:

•	Launch our Celution™ System-based cell preservation (“cell banking”) product in Japan;

•	Initiate a limited market introduction of the Celution™ System in Europe for reconstructive surgery;

•	Advance and expand our clinical development product pipeline; and

•	Make continued progress in our corporate partnering efforts.

The major milestones, on which to measure our success over this time, are the following:

•	Completion of enrollment for the APOLLO and PRECISE safety and feasibility trials for heart attack and chronic myocardial ischemia, respectively;

•	Announcement of the outcome of the investigator-initiated breast reconstruction safety study in Japan;

•	Initiation of a multi-center breast reconstruction claims expansion and reimbursement trial in Europe;

•	Expansion of the Celution™ System distribution network for reconstructive surgery;

•	Completion of the internal manufacture build-out for the Celution™ System to meet anticipated product demand in 2008 and early 2009; and

•	Pursuance of commercialization partners for the Celution™ System in select therapeutic areas.

StemSource™ Cell Bank

In the third quarter of 2007, Cytori entered into a partnership to commercialize our StemSource™ Cell Bank, which includes Cytori's Celution™ System, to hospitals throughout Japan. Cytori recently received regulatory approval in Japan on the Celution™ System for use in medical laboratories for stem cell collection and preservation procedures. This was a critical milestone required for Green Hospital Supply to begin commercialization. The first cell banks are expected to be installed by the first quarter of 2008.

Under the agreement, Green Hospital Supply will be the exclusive Japanese provider of both the StemSource™ banking platform and the Celution™ System for stem and regenerative cell banking. Cytori retains exclusive rights for both products in other countries.

Breast Reconstruction

During the first nine months of 2007, we continued to make progress toward our commercial launch of the Celution™ System. Our goal is to make the Celution™ System available on a targeted basis in Europe in early 2008 for reconstructive surgery.  This will be followed by a broader launch, when we achieve reimbursement for reconstruction of breast tissue following a partial mastectomy (lumpectomy) in breast cancer patients based on results from two-planned post-marketing studies.

This year, we have entered distribution agreements for Belgium, China, Greece, Israel, Italy, Korea, Luxembourg, Portugal, Spain, Taiwan, and The Netherlands to prepare for the launch of our Celution™ System.  In parallel, we are building out our internal manufacturing capabilities so that we will be  able to meet anticipated demand in 2008 and 2009 until the Olympus-Cytori Joint Venture, described below, is expected to fulfill device manufacturing.

Based on preliminary results and other data, we are planning two post-marketing studies, designated as the RESTORE II and VENUS studies, which will further evaluate the use of adipose-derived stem and regenerative cells processed via Celution™  System for reconstruction of breast tissue following a partial mastectomy. RESTORE II will evaluate up to 70 patients at multiple European trial sites. VENUS will be a 20 patient single center adjunct to RESTORE II in patients with more severe damage and contour defects resulting from a partial mastectomy.

Breast reconstruction in partial mastectomy patients represents an important market for which there are few, if any, available treatment options. In Europe, there are an estimated 300,000 patients diagnosed with breast cancer each year of which an estimated 60% are considered eligible for a partial mastectomy.  Approximately 3,000,000 women in Europe are already diagnosed with breast cancer.

Cardiovascular Disease

In January 2007, we initiated a clinical trial of adipose-derived regenerative cells, processed via the Celution™ System, for chronic myocardial ischemia, a severe form of coronary artery disease.  Enrollment for this trial remains on track and results are expected to be reported in the second half of 2008.

We expect to start a clinical trial of adipose-derived regenerative cells, processed via the Celution™ System, in heart attack patients later in 2007.  This trial is designed as a 48-patient double-blind, placebo-controlled, dose-escalation safety and feasibility study.  The patients will be evaluated six months after treatment.

The American Heart Association estimates that in the United States of America, there are approximately 1.2 million heart attacks each year and more than 5.2 million people suffer from a form of chronic heart disease.  Given the size of this market and the favorable pre-clinical data demonstrating functional improvement, cardiovascular disease represents a very important application for our Celution™ System and we believe that outcome of the clinical data from these safety and feasibility studies could have a significant impact on our future operations.

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

Olympus-Cytori Joint Venture

The Joint Venture currently has exclusive access to our technology for the development, manufacture, and supply of the devices (second generation and beyond) for all therapeutic applications.  Once a second generation Celution™ System is developed and approved by regulatory agencies, the Joint Venture may sell such systems exclusively to us at a formula-based transfer price; we have retained marketing rights to the second and all subsequent generation devices for all therapeutic applications of adipose regenerative cells.

We have worked closely with Olympus’ team of scientists and engineers to design future generations of the Celution™ System that contain certain product enhancements and that can be manufactured in a streamlined manner.  For the remainder of 2007, the Joint Venture will continue its efforts with the goal of scale-up manufacturing available in late 2008 or early 2009.

In August 2007 we entered into a License and Royalty Agreement (“Royalty Agreement”) with the Joint Venture which provides us the ability to commercially launch Cytori’s CelutionTM System earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows for the sale of the Cytori system until such time as the Joint Venture’s products are commercially available, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

We account for our investment in the Joint Venture under the equity method of accounting.

Other Related-Party Transactions

In a separate agreement entered into on February 23, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received a $1,500,000 payment from Olympus.  As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us over a 12 to 18 month period for the therapeutic area.

In the third quarter of 2006, we received net proceeds of $16,219,000 from the sale of common stock pursuant to a shelf registration statement, of which $11,000,000 of common stock was purchased by Olympus.

MacroPore Biosurgery

Spine and orthopedic products

We have completed our transition away from the bioresorbable spine and orthopedic surgical implant business for which we were originally founded.  We sold our product line to Kensey Nash Corporation (“Kensey Nash”) in the second quarter of 2007.

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

In the third quarter of 2004, we entered into a distribution agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  Specifically, the license covers Thin Film products with the following indications:

•	Anti-adhesion,

•	Soft tissue support, and

•	Minimization of the attachment of soft tissues.

The distribution agreement with Senko commences upon “commercialization.”  In simplest terms, commercialization occurs when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare (“MHLW”).  We are currently in the process of seeking approval from the MHLW, meaning that commercialization has not yet occurred.

Following commercialization, the distribution agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.

We received a $1,500,000 upfront license fee from Senko.  We have recorded the $1,500,000 received as a component of deferred revenues in the accompanying consolidated condensed balance sheet.  Half of the license fee is refundable if the parties agree commercialization is not achievable and a proportional amount is refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-commercialization.

Under the distribution agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  We recognized $0 and $10,000 in development revenues during the three and nine months ended September 30, 2007, respectively.  We recognized $1,000 and $149,000 in development revenues during the three and nine months ended September 30, 2006, respectively.

Liquidity

As our regenerative cell technology business is still in the development stage and requires large amounts of cash, it is important that we maintain sufficient liquidity to support our future cash needs.  As of September 30, 2007, we had cash and cash equivalents and short-term investments on hand of $18,933,000, which was primarily derived from:

•	Approximately $19,901,000 that was raised from an equity offering of common stock and warrants in February 2007, net of fees and expenses, and

•	$6,000,000 we received in the second quarter of 2007 from the sale of 1,000,000 shares of common stock to Green Hospital Supply, Inc.

Moreover, during the second quarter of 2007, we received $3,175,000 from the sale of our spine and orthopedic product line to Kensey Nash.

Results of Operations

Our overall net loss for the three and nine months ended September 30, 2007 was $5,328,000 and $17,992,000, which was driven by $5,193,000 and $14,583,000 in research and development expenses and $3,177,000 and $9,777,000 in general and administrative expenses, respectively. This compares to a net loss of $8,767,000 and $23,535,000 during the three and nine months ended September 30, 2006, respectively.  The net loss for the third quarter and for the nine months ended September 30, 2007 reflects expenses related to preparations for regenerative cell technology commercialization, including build-out of our manufacturing capability, as well as costs associated with clinical trials.  The losses for these periods were offset in part by the recognition of development revenue in the second and third quarters of 2007, as well as by the recognition of a gain on the sale of our bioresorbable spine and orthopedic implant product line in the second quarter of 2007.  We expect our net operating loss for 2007 will be approximately $25,000,000.

Product revenues

Product revenues in 2007 and 2006 relate to our MacroPore Biosurgery segment and consisted of revenues from our spine and orthopedic products.  The following table summarizes the components for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,
	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Spine and orthopedics products	$—	$133,000	$(133,000)	—	$792,000	$1,087,000	$(295,000)	(27.1%)
% attributable to Medtronic	—	100%			100%	100%

Spine and orthopedic product revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures.  We sold this line of business to Kensey Nash in May 2007.

The future.  We expect to have product revenues related to our MacroPore Biosurgery segment again when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

We expect to generate product revenues during 2008 related to our regenerative cell therapy segment from the sale of our Celution™ devices and single-use consumables related to breast reconstructive surgery as well as from our August 2007 commercialization agreement with Green Hospital Supply, Inc. for regenerative cell banking in Japan.

Cost of product revenues

Cost of product revenues relates to spine and orthopedic products in our MacroPore Biosurgery segment and includes material, manufacturing labor, overhead costs, and an inventory provision, if applicable.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Cost of product revenues	$—	$368,000	$(368,000)	—	$403,000	$1,208,000	$(805,000)	(66.6)%
Inventory provision	—	—	—	—	—	70,000	(70,000)	—
Share-based compensation	—	15,000	(15,000)	—	19,000	63,000	(44,000)	(69.8)%
Total cost of product revenues	$—	$383,000	$(383,000)	—	$422,000	$1,341,000	$(919,000)	(68.5)%
Total cost of product revenues as % of product revenues	—	288.0%			53.3%	123.4%

MacroPore Biosurgery:

•
The decrease in cost of product revenues for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was due to a decrease in production of MacroPore Biosurgery spine and orthopedic products, followed by our sale of the product line in May 2007.

•
Cost of product revenues includes approximately $0 and $19,000 of share-based compensation expense for the three and nine months ended September 30, 2007, respectively.  Share-based compensation expense for the three and nine months ended September 30, 2006 was $15,000 and $63,000, respectively.  For further details, see share-based compensation discussion below.

•
During the third quarter of 2007, we recorded a provision of $70,000 for Thin Film raw materials inventory, as we determined it was unlikely to be ultimately sold.  This provision is reflected as a component of research and development expense rather than as cost of product revenues due to the inventory’s relationship to Thin Film products, for which we have not yet achieved commercialization.  During the second quarter of 2006, we recorded a provision of $70,000 for excess raw materials related to spine and orthopedic products.

The future.  We expect to incur costs related to our products once commercialization is achieved for our Japan Thin Film product line, and once manufacturing of our Celution™ device begins.  Such manufacturing activities may begin on a limited scale as early as the fourth quarter of 2007.

Development revenues

The following table summarizes the components of our development revenues for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Regenerative cell technology:
Development (Olympus)	$3,362,000	$—	$3,362,000	—	$5,158,000	$683,000	$4,475,000	655.2%
Research grant (NIH)	—	303,000	(303,000)	—	—	310,000	(310,000)	—
Regenerative cell storage services and other	11,000	47,000	(36,000)	(76.6)%	65,000	103,000	(38,000)	(36.9)%
Total regenerative cell technology	3,373,000	350,000	3,023,000	863.7%	5,223,000	1,096,000	4,127,000	376.6%

MacroPore Biosurgery:
Development (Senko)	—	1,000	(1,000)	—	10,000	149,000	(139,000)	(93.3)%
Total development revenues	$3,373,000	$351,000	$3,022,000	861.0%	$5,233,000	$1,245,000	$3,988,000	320.3%

Regenerative cell technology:

•
We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the three and nine months ended September 30, 2007, we recognized $3,362,000 and $5,158,000 of revenue associated with our arrangements with Olympus, respectively.  The revenue recognized in the second quarter of 2007 was a result of completion of a preclinical study.  Revenue was recognized in the third quarter of 2007 due to the completion of a development milestone.  During the three and nine months ended September 30, 2006, we recognized $0 and $683,000, respectively, of revenue associated with our arrangements with Olympus.  The revenue recognized in the first quarter of 2006 was a result of completion of a pre-clinical study and a development milestone upon receipt of a CE Mark for the first generation Celution™ System.

•
The research grant revenue in 2006 related to a now-completed agreement with NIH.  Under this arrangement, the NIH reimbursed us for “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction.  Our policy is to recognize revenues under the NIH grant arrangement as the lesser of (i) qualifying costs incurred (and not previously recognized), plus our allowable grant fees for which we are entitled to funding or (ii) the amount determined by comparing the outputs generated to date versus the total outputs expected to be achieved under the research arrangement.

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

MacroPore Biosurgery:

Under a distribution agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•
Upon notifying Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we were entitled to a nonrefundable payment of $1,250,000.  We so notified Senko on September 28, 2004, received payment in October 2004, and recorded deferred revenues of $1,250,000.  As of September 30, 2007, of the amount deferred, we have recognized development revenues of $371,000 ($10,000 in 2007, $152,000 in 2006, $51,000 in 2005, and $158,000 in 2004).

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

The future.  We expect to continue to recognize revenues from our regenerative cell technology segment during 2007 as we complete certain phases of our Joint Venture and other Olympus product development performance obligations.  If we are successful in achieving certain milestone points related to these activities, we could recognize approximately $686,000 in revenues during the remainder of 2007.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution™ System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

We will continue to recognize revenue from the Thin Film development work we are performing on behalf of Senko, based on the relative fair value of the milestones completed as compared to the total efforts expected to be necessary to obtain regulatory clearance from the MHLW.  We are still awaiting regulatory clearance from the MHLW in order for initial commercialization to occur.  Accordingly, we may recognize approximately $1,129,000 (consisting of $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement when regulatory approval is achieved.  Moreover, we expect to recognize $500,000 per year associated with deferred Senko license fees over a three-year period following commercialization as the refund rights associated with the license payment expire.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Regenerative cell technology:
Regenerative cell technology	$3,224,000	$2,805,000	$419,000	14.9%	$9,298,000	$9,785,000	$(487,000)	(5.0)%
Development milestone (Joint Venture)	1,727,000	1,866,000	(139,000)	(7.4)%	4,560,000	4,732,000	(172,000)	(3.6)%
Research grants (NIH)	—	302,000	(302,000)	—	—	388,000	(388,000)	—
Share-based compensation	165,000	296,000	(131,000)	(44.3)%	492,000	837,000	(345,000)	(41.2)%
Total regenerative cell technology	5,116,000	5,269,000	(153,000)	(2.9)%	14,350,000	15,742,000	(1,392,000)	(8.8)%

MacroPore Biosurgery:
Bioresorbable polymer implants	—	235,000	(235,000)	—	111,000	824,000	(713,000)	(86.5)%
Development milestone (Senko)	77,000	45,000	32,000	71.1%	120,000	159,000	(39,000)	(24.5)%
Share-based compensation	—	3,000	(3,000)	—	2,000	24,000	(22,000)	(91.7)%
Total MacroPore Biosurgery	77,000	283,000	(206,000)	(72.8)%	233,000	1,007,000	(774,000)	(76.9)%
Total research and development expenses	$5,193,000	$5,552,000	$(359,000)	(6.5)%	$14,583,000	$16,749,000	$(2,166,000)	(12.9)%

Regenerative cell technology:

•
Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose tissue as a source for autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution™ System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors in 2006 and 2007.  Labor-related expenses, not including share-based compensation, increased by $73,000 for the three months and decreased by $157,000 for the nine months ended September 30, 2007, respectively as compared to the same periods in 2006.  Professional services expense decreased by $461,000 and  $823,000 for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.  This was due to decreased use of consultants and temporary labor during these periods.  Pre-clinical and clinical study expense increased by $101,000 for the three months and decreased $388,000 for the nine months ended September 30, 2007 as compared to the same periods in 2006.  Both fluctuations were due primarily to a transition in focus from pre-clinical studies to clinical studies.  Rent and utilities expense decreased by $100,000 and $259,000 in the three and nine months ended September 30, 2007 as compared to same periods in 2006 primarily due to the termination of leases at our Top Gun location in San Diego, CA.  However, expenses for repairs and maintenance increased by $122,000 and $316,000 for the three and nine months ended September 30, 2007, as compared to the same periods in 2006.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution™ System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets.  For the three and nine months ended September 30, 2007, costs associated with the development of the device were $1,727,000 and $4,560,000, respectively.  For the three and nine months ended September 30, 2006 costs associated with the development of the device were $1,866,000 and $4,732,000, respectively.  The three and nine months ended September 30, 2007 expenses were composed of $758,000 and $2,477,000 in labor and related benefits, $665,000 and $1,195,000 in consulting and other professional services, $158,000 and $499,000 in supplies and $146,000 and $390,000, respectively, in other miscellaneous expense.  The comparable expenses for the three and nine months ended September 30, 2006 were composed of $712,000 and $2,217,000 in labor and related benefits, $714,000 and $1,452,000 in consulting and other professional services, $335,000 and $774,000 in supplies and $105,000 and $289,000, respectively, in other miscellaneous expense.

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

•
Share-based compensation for the regenerative cell technology segment of research and development was $165,000 and $492,000 for the three and nine months ended September 30, 2007, respectively.  Share-based compensation was $296,000 and $837,000 for the three and nine months ended September 30, 2006, respectively.  See share-based compensation discussion below for more details.

MacroPore Biosurgery:

•
Labor and related benefits expense, not including share-based compensation, decreased by $86,000 and $263,000 for the three and nine months ended September 30, 2007 as compared to the same periods in 2006.  This was due to a redistribution of labor resources from one business segment to the other, as well as to termination of spine and orthopedics product research upon sale of that product line in May 2007.

•
Under a distribution agreement with Senko, we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  During the three and nine months ended September 30, 2007, we incurred $7,000 and $120,000, respectively, of expenses related to this regulatory and registration process. We incurred $45,000 and $159,000, respectively, of expenses for the same periods in 2006. Additionally, during the third quarter of 2007, we recorded a provision of $70,000 for Thin Film raw material inventory, as we determined it was unlikely to be ultimately sold.  This provision is reflected as a component of research and development expense rather than as cost of product revenues due to the inventory’s relationship to Thin Film products, for which we have not yet achieved commercialization.

•
Share-based compensation for the MacroPore Biosurgery segment of research and development for the three and nine months ended September 30, 2007 was $0 and $2,000, respectively.  Share-based compensation was $3,000 and $24,000, respectively, for the three and nine months ended September 30, 2006.  See share-based compensation discussion below for more details.

The future.  Our strategy is to continue our research and development efforts in the regenerative cell field and we anticipate expenditures in this area of research to total approximately $20,000,000 to $22,000,000 in 2007.  We are working to develop therapies for cardiovascular disease as well as new approaches for aesthetic and reconstructive surgery, gastrointestinal disorders and spine and orthopedic conditions.  We are also developing a regenerative cell banking platform for use in hospitals and clinics that will preserve harvested regenerative cells for potential future use.  The expenditures have related and will continue to primarily relate to developing therapeutic applications and conducting pre-clinical and clinical studies on adipose-derived regenerative cells.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  Before the sale of our spine and orthopedic implant product line in May 2007, Medtronic was responsible for the distribution, marketing, and sales support of our spine and orthopedic devices.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Regenerative cell technology:
International sales and marketing	$508,000	$310,000	$198,000	63.9%	$1,355,000	$910,000	$445,000	48.9%
Share-based compensation	62,000	263,000	(201,000)	(76.4)%	196,000	451,000	(255,000)	(56.5)%
Total regenerative cell technology	570,000	573,000	(3,000)	(0.5)%	1,551,000	1,361,000	190,000	14.0%

MacroPore Biosurgery:
General corporate marketing	—	10,000	(10,000)	—	21,000	140,000	(119,000)	(85.0)%
International sales and marketing	43,000	27,000	16,000	59.3%	106,000	74,000	32,000	43.2%
Share-based compensation	—	—	—	—	—	9,000	(9,000)	—
Total MacroPore Biosurgery	43,000	37,000	6,000	16.2%	127,000	223,000	(96,000)	(43.0)%
Total sales and marketing expenses	$613,000	$610,000	$3,000	0.5%	$1,678,000	$1,584,000	$94,000	5.9%

Regenerative Cell Technology:

•
International sales and marketing expenditures for the three and nine months ended September 30, 2007 and 2006 relate primarily to salary expenses for employees involved in sales and marketing activities relating to our Celution™ System.  The main emphasis of these newly-formed functions is to seek strategic alliances and/or co-development partners for our regenerative cell technology.

•
Share-based compensation for the regenerative cell segment of sales and marketing for the three and nine months ended September 30, 2007 was $62,000 and $196,000, respectively.  Share-based compensation for the regenerative cell segment of sales and marketing for the three and nine months ended September 30, 2006 was $263,000 and $451,000, respectively.  See share-based compensation discussion below for more details.

MacroPore Biosurgery:

•
General corporate marketing expenditures relate to expenditures for maintaining our corporate image and reputation within the research and surgical communities relevant to bioresorbable implants.   Expenditures in this area declined to $0 in 2007 as we focused more on our regenerative cell technology business and exited from our spine and orthopedic implant business.

•
International sales and marketing expenditures relate to costs associated with developing an international bioresorbable Thin Film distributor and supporting a bioresorbable Thin Film sales office in Japan.

•
Share-based compensation for the MacroPore Biosurgery segment of sales and marketing for the three and nine months ended September 30, 2007 was $0.  Share-based compensation for the MacroPore Biosurgery segment of sales and marketing for the three and nine months ended September 30, 2006 was $0 and $9,000, respectively.  See share-based compensation discussion below for more details.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand our pursuit of strategic alliances and co-development partners, as well as market our Celution™ System, which is expected to be commercialized in 2008.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

General and administrative	$2,797,000	$2,979,000	$(182,000)	(6.1)%	$8,724,000	$8,737,000	(13,000)	(0.1)%
Share-based compensation	380,000	202,000	178,000	88.1%	1,053,000	1,268,000	(215,000)	(17.0)%
Total general and administrative expenses	$3,177,000	$3,181,000	$(4,000)	(0.1)%	$9,777,000	$10,005,000	$(228,000)	(2.3)%

•
An overall decrease (excluding stock-based compensation) occurred during the third quarter and first nine months of 2007 as compared to the same periods in 2006.  This resulted primarily from a decrease in legal costs related to the University of Pittsburg patent lawsuit for the three and nine month periods ended September 30, 2007 as compared to the same periods ended September 30, 2006.

•
We have incurred substantial legal expenses in connection with the University of Pittsburgh’s lawsuit.  Although we are not litigants and are not responsible for any settlement costs, if the University of Pittsburgh wins the lawsuit our license rights to the patent in question could be nullified or rendered non-exclusive.  The amended license agreement we signed with UC in the third quarter of 2006 clarified that we are responsible for patent prosecution and litigation costs related to this lawsuit.  In the three and nine months ended September 30, 2007, we expensed $353,000 and $954,000, respectively, for legal fees related to this license.  For the same periods in 2006, we expensed $335,000 and $1,701,000, respectively.  Our legal expenses related to this lawsuit will fluctuate depending upon the activity incurred during each period.

•
Share-based compensation related to general and administrative expense for the three and nine months ended September 30, 2007 was $380,000 and $1,053,000, respectively.  Share-based compensation related to general and administrative expense for the same periods in 2006 was $202,000 and $1,268,000, respectively.  See share-based compensation discussion below for more details.

The future.  We expect general and administrative expenses of approximately $12,000,000 in 2007.  We will seek ways to minimize the ratio of these expenses to research and development expenses.

We expect to continue to incur substantial legal expenses in connection with the University of Pittsburgh’s lawsuit at least through December 2007.

Share-based compensation expenses

We adopted SFAS 123R on January 1, 2006.  The following table summarizes the components of our share-based compensation for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Regenerative cell technology:
Research and development-related	$165,000	$296,000	(131,000)	(44.3)%	$492,000	$837,000	$(345,000)	(41.2)%
Sales and marketing-related	62,000	263,000	(201,000)	(76.4)%	196,000	451,000	(255,000)	(56.5)%
Total regenerative cell technology	227,000	559,000	(332,000)	(59.4)%	688,000	1,288,000	(600,000)	(46.6)%

MacroPore Biosurgery:
Cost of product revenues	—	15,000	(15,000)	—	19,000	63,000	(44,000)	(69.8)%
Research and development – related	—	3,000	(3,000)	—	2,000	24,000	(22,000)	(91.7)%
Sales and marketing - related	—	—	—	—	—	9,000	(9,000)	—
Total MacroPore Biosurgery	—	18,000	(18,000)	—	21,000	96,000	(75,000)	(78.1)%

General and administrative-related	380,000	202,000	178,000	88.1	1,053,000	1,268,000	(215,000)	(17.0)%
Total share-based compensation	$607,000	$779,000	$(172,000)	(22.1)%	$1,762,000	$2,652,000	$(890,000)	(33.6)%

During the first quarter of 2007, we issued to our officers and directors stock options to purchase up to 410,000 shares of our common stock, with a four-year vesting schedule for our officers and 24-month graded vesting for our directors. The grant date fair value of option awards granted to our officers and directors was $3.82 and $3.70 per share, respectively. The resulting share-based compensation expense of $1,480,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

During the second quarter of 2007, we made company-wide stock option grants to our non-executive employees to purchase up to 213,778 shares of our common stock, subject to a four-year graded vesting schedule. The grant date fair value for the awards was $3.66 per share. The resulting share-based compensation expense of $739,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

Of the $1,762,000 charge to stock-based compensation for the nine months ended September 30, 2007, $64,000 related to award modifications for the termination of the full-time employment of our Vice President of Research, Regenerative Cell Technology, and two less senior employees. The charge reflects the incremental fair value of (a) the accelerated unvested stock options and (b) the extended vested stock options (over the fair value of the original awards at the modification date).  There will be no further charges related these modifications.

The future.  We expect to continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of September 30, 2007, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $4,555,000. These costs are expected to be recognized over a weighted average period of 1.58 years.

Gain on sale of assets

The following is a table summarizing the gain on sale of assets from the disposal of our bioresorbable spine and orthopedic surgical implant product line for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Gain on sale of assets	$—	$—	$—	—	$1,858,000	$—	$1,858,000	—
Total gain on sale of assets	$—	$—	$—	—	$1,858,000	$—	$1,858,000	—

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
$1,012,000

•
We incurred expenses of $109,000 in connection with the sale during the second quarter of 2007.  As part of the disposition agreement, we were required to provide training to Kensey Nash representatives in all aspects of the manufacturing process related to the transferred spine and orthopedic product line, and to act in the capacity of a product manufacturer from the point of sale through August 2007.  Because of these additional manufacturing requirements, we deferred $196,000 of the gain related to the outstanding manufacturing requirements, and we recognized $1,858,000 as a gain on sale in the statement of operations during the second quarter of 2007.  These manufacturing requirements were completed in August as planned, and the associated costs were classified against the deferred balance, reducing it to zero.  As of September 30, 2007, no further costs or adjustments relating to this product line sale are anticipated.

•	The revenues and expenses related to the spine and orthopedic product line transferred to Kensey Nash for the three and nine months ended September 30, 2007 and 2006 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Revenues	$—	$133,000	$792,000	$1,087,000
Cost of product revenues	—	(383,000)	(422,000)	(1,341,000)
Research & development	—	(239,000)	(113,000)	(848,000)
Sales & marketing	—	(10,000)	(21,000)	(148,000)

Change in fair value of option liabilities

The following is a table summarizing the change in fair value of option liabilities for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Change in fair value of option liability	$—	$(574,000)	$574,000	—	$—	$(3,714,000)	$3,714,000	—
Change in fair value of put option liability	—	200,000	(200,000)	—	100,000	200,000	(100,000)	(50.0)%
Total change in fair value of option liabilities	$—	$(374,000)	$374,000	—	$100,000	$(3,514,000)	$3,614,000	102.8%

•
We granted Olympus an option to acquire 2,200,000 shares of our common stock, which expired December 31, 2006.  The exercise price of the option shares was $10 per share.  We had accounted for this grant as a liability because had the option been exercised, we would have been required to deliver listed shares of our common stock to settle the option shares.  In accordance with EITF 00-19, the fair value of this option was re-measured at the end of each quarter, using the Black-Scholes option pricing model, with the movement in fair value reported in the statements of operations as a change in fair value of option liabilities.

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

The valuations of the Put were completed using an option pricing theory-based simulation analysis (i.e., a Monte Carlo simulation).  The valuations are based on assumptions as of the valuation date with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk-free interest rate.

The following assumptions were employed in estimating the value of the Put:

	September 30, 2007	December 31, 2006	November 4, 2005

Expected volatility of Cytori	60.00%	66.00%	63.20%
Expected volatility of the Joint Venture	60.00%	56.60%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$9,680,000	$10,110,000	$10,780,000
Probability of a change of control event for Cytori	2.38%	1.94%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk-free interest rate	4.59%	4.71%	4.66%

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

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We had $0 accrued for interest and penalties on our balance sheet as of September 30, 2007 and December 31, 2006, and have recognized $0 in interest and/or penalties in our statements of operations for the three and nine months ended September 30, 2007.

With limited exception, we are subject to taxation in the U.S. and California jurisdictions.  Our tax years for 1997 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows.  At January 1, 2007, we had net deferred tax assets of $38,505,000.  The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state R&D credit carryforwards.  Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our deferred tax asset. Additionally, the future utilization of our net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  We have not yet determined whether such an ownership change has occurred, however, the Company is currently working to complete a Section 382/383 analysis regarding potential limitations as to the use of the net operating losses and research and development credits. Similarly, we plan to complete an R&D credit analysis regarding the calculation of the R&D credit. When these analyses are completed, we may need to update the amount of unrecognized tax benefits we have reported under FIN 48. Therefore, we expect that the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, we cannot estimate how much the unrecognized tax benefits may change.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate in the foreseeable future.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences

Interest income	$302,000	$158,000	$144,000	91.1%	$849,000	$537,000	$312,000	58.1%
Interest expense	(33,000)	(47,000)	14,000	(29.8)%	(128,000)	(158,000)	30,000	(19.0)%
Other income (expense)	18,000	(7,000)	25,000	(357.1)%	(37,000)	(13,000)	(24,000)	184.6%
Total	$287,000	$104,000	$183,000	176.0%	$684,000	$366,000	318,000	86.9%

•	Interest income increased for the three and nine months ended September 30, 2007 due to an increased cash balance available for investment.

•
Interest expense decreased in 2007 as compared to 2006 due to lower principal balances on our long-term equipment-financed borrowings partially offset by an additional promissory note of approximately $600,000 executed in December 2006.

•	The changes in other income (expense) in the three and nine months ended September 30, 2007 as compared to the same periods in 2006 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in 2007 will be dependent on our levels of funds available for investment as well as general economic conditions.  We expect interest expense to remain relatively consistent during the remainder of 2007.

Equity gain (loss) from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and nine months ended September 30, 2007 and 2006:

	For the three months ended September 30,				For the nine months ended September 30,

	2007	2006	$ Differences	% Differences	2007	2006	$ Differences	% Differences
Equity gain (loss) in investment	$(5,000)	$(3,000)	$(2,000)	66.7%	$1,000	$(68,000)	$69,000	(101.5)%

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.  We experienced a small gain with relation to this investment during the second quarter of 2007.  This was due to an adjustment to an estimated expense.

The future.  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  Over the next two to three years, the Joint Venture is expected to incur labor costs related to the development of our second generation commercial system as well as general and administrative expenses.  Though we have no obligation to do so, we and Olympus plan to jointly fund the Joint Venture to cover any costs should the Joint Venture deplete its cash balance.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006	$ Differences	% Differences
Cash and cash equivalents	$17,939,000	$8,902,000	$9,037,000	101.5%
Short-term investments, available for sale	994,000	3,976,000	(2,982,000)	(75.0)%
Total cash and cash equivalents and short-term investments, available for sale	$18,933,000	$12,878,000	$6,055,000	47.0%

Current assets	$19,752,000	$13,978,000	$5,774,000	41.3%
Current liabilities	5,593,000	6,586,000	(993,000)	(15.1)%
Working capital	$14,159,000	$7,392,000	$6,767,000	91.5%

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

With consideration of these endeavors as well as existing funds, cash generated by operations, and other accessible sources of financing, we believe our cash position is adequate to satisfy our working capital, capital expenditures, debt service, and other financial commitments at least through September 30, 2008.  Management actively monitors cash expenditures we incur as we progress toward our goals of product commercialization and sales in an effort to match projected expenditures to available cash flow.

From inception to September 30, 2007, we have financed our operations primarily by:

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

•	Obtaining a modest amount of capital equipment long-term financing,

•	Issuing 1,100,000 shares of common stock to Olympus under a Stock Purchase Agreement which closed in May 2005,

•	Entering into a collaborative arrangement with Olympus in November 2005, including the formation of a joint venture called Olympus-Cytori, Inc.,

•	Receiving funds in exchange for granting Olympus an exclusive right to negotiate in February 2006,

•	Receiving net proceeds of $16,219,000 from the sale of common stock under our shelf registration statement in August 2006,

•	Receiving net proceeds of $19,901,000 from the sale of common stock and common stock warrants under the shelf registration statement in February 2007,

•	Receiving net proceeds of $6,000,000 from the common stock private placement to Green Hospital Supply, Inc., in April 2007, and

•	Receiving gross proceeds of $3,175,000 from the sale of our bioresorbable spine and orthopedic surgical implant product line to Kensey Nash in May 2007.

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

The following summarizes our contractual obligations and other commitments at September 30, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$1,136,000	$692,000	$444,000	$—	$—
Interest commitment on long-term obligations	113,000	89,000	24,000	—	—
Operating lease obligations	3,802,000	1,370,000	2,432,000	—	—
Pre-clinical research study obligations	135,000	135,000	—	—	—
Clinical research study obligations	5,670,000	3,781,000	1,889,000	—	—
Total	$10,856,000	$6,067,000	$4,789,000	$—	$—

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2007 and 2006 is summarized as follows:

	For the nine months ended September 30,
	2007	2006

Net cash used in operating activities	$(22,637,000)	$(10,671,000)
Net cash provided by (used in) investing activities	5,414,000	(178,000)
Net cash provided by financing activities	26,260,000	16,457,000

Operating activities

Net cash used in operating activities for both periods presented resulted primarily from expenditures related to our regenerative cell research and development efforts.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated an operating loss of $20,535,000 for the nine months ended September 30, 2007.  The operating cash impact of this loss was $22,637,000, after adjusting for the gain on sale of our spine and orthopedic product line (considered an investing activity), the recognition of non-cash development revenue, the consideration of non-cash share-based compensation of $1,762,000, other adjustments for material non-cash activities, such as depreciation and amortization, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated an operating loss of  $23,833,000 for the nine months ended September 30, 2006.  The operating cash impact of this loss was $10,671,000, after adjusting for the $11,817,000 we received from Olympus in the first half of the year.  Other adjustments include material non-cash activities, such as depreciation and amortization, changes in the fair value of the Olympus option liabilities, share-based compensation expense, and equity loss from investment in Joint Venture, as well as changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2007 resulted primarily from proceeds from the sale of our spine and orthopedics bioresorbable implant product line to Kensey Nash.

Net cash used in investing activities for the nine months ended September 30, 2006 resulted primarily from expenditures for leasehold improvements, offset in part by the net proceeds from the sale of short-term investments.

Capital spending is essential to our product innovation initiatives and to maintain our operational capabilities.  For the nine months ended September 30, 2007 and 2006, we used cash to purchase $437,000 and $3,014,000, respectively, of property and equipment, primarily to support the research and development of the regenerative cell technology platform.  The high level of 2006 capital spending was caused primarily by expenditures for leasehold improvements made to our new Callan Road facilities.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2007 related mainly to the issuance of 3,746,000 shares of our common stock and 1,873,000 common stock warrants in a registered-direct public offering in exchange for approximately $21,500,000 ($19,901,000 net of direct offering costs) as well as the private issuance of 1,000,000 shares of common stock to Green Hospital Supply, Inc. for $6,000,000.

The net cash provided by financing activities for the nine months ended September 30, 2006 related mainly to the issuance of 2,918,255 shares of our common stock in a registered-direct public offering in exchange for $16,352,000.  In addition, cash provided by financing activities reflects the exercise of employee stock options offset by the principal payments on long-term obligations.

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

In arriving at our conclusions, we had to consider whether our customer, Senko, would receive stand-alone value from each delivered element.  We also, in some cases, had to consider whether there was objective evidence to support the fair value of certain undelivered elements.  Finally, we had to make assumptions about how the non-separable elements of the arrangement are earned, particularly the estimated period over which Senko will benefit from the arrangement (refer to the “Recognition” discussion below for further background).

We also agreed to performance elements under the November 4, 2005 agreements we signed with Olympus, including:

•
Granting the Joint Venture (which Olympus is considered to control) and maintaining an exclusive and perpetual manufacturing license to our device technology, including the Celution™ System and certain related intellectual property; and

•	Completing certain pre-clinical and clinical studies, assisting with product development and seeking certain regulatory approvals and/or clearances toward commercialization of the Celution™ System.

We concluded that the license and development services must be accounted for as a single unit of accounting.  In reaching this conclusion, we determined that the license would not have stand-alone value to the Joint Venture.  This is because Cytori is the only party that could be reasonably expected to perform certain development contributions and obligations, including pre-clinical and clinical studies, certain agreed regulatory filings, and product development assistance, necessary for the Joint Venture to derive any value from the license.

Recognition

Besides determining whether to account separately for components of a multiple-element arrangement, we also use judgment in determining the appropriate accounting period in which to recognize revenues that we believe (a) have been earned and (b) are realizable.  The following describes the recognition issue with regard to upfront license fees and milestones that we have considered during the reporting period:

•
As part of the Senko distribution agreement, we received an upfront license fee upon execution of the arrangement, which, as noted previously, was not separable under EITF 00-21.  Accordingly, the license has been combined with the development (milestones) element to form a single accounting unit.  This single element of $3,000,000 in fees includes $1,500,000 which is potentially refundable.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined element as revenues as we complete each of the performance obligations associated with the milestones component of this combined deliverable.  Note that the timing of when we have recognized revenues to date does not correspond with the cash we received upon achieving certain milestones.  For example, the first such milestone payment for $1,250,000 became payable to us when we filed a commercialization application with the Japanese regulatory authorities.  However, we determined that the payment received was not commensurate with the level of effort expended, particularly when compared with other steps we believe are necessary to commercialize the Thin Film product line in Japan.  Accordingly, we did not recognize the entire $1,250,000 received as revenues, but instead initially classified this amount as deferred revenues.  Approximately $371,000 ($10,000 in 2007, $152,000 in 2006, $51,000 in 2005, and $158,000 in 2004) has been recognized to date as development revenues based on our estimates of the level of effort expended for completed milestones as compared with the total level of effort we expect to incur under the arrangement to successfully achieve regulatory approval of the Thin Film product line in Japan.  These estimates were subject to judgment and there may be changes in estimates regarding the total level of effort as we continue to seek regulatory approval.  In fact, there can be no assurance that commercialization in Japan will ever be achieved, as we have yet to receive approval from the MHLW.

•
We also received upfront fees as part of the Olympus arrangements (although, unlike in the Senko agreement, these fees were non-refundable).  Specifically, in exchange for an upfront fee, we granted the Joint Venture an exclusive, perpetual license to certain of our intellectual property and agreed to perform additional development activities.  This upfront fee has been recorded in the liability account entitled deferred revenues, related party, on our consolidated balance sheet.  Similar to the Senko agreement, we have elected an accounting policy to recognize revenues from the combined license/development accounting unit as we perform our obligations under the agreements, as this represents our final obligation underlying the combined accounting unit.  Specifically, we have recognized revenues from the license/development accounting unit using a “proportional performance” methodology, resulting in the derecognition of amounts recorded in the deferred revenues, related party account as we complete various obligations/milestones (“Milestones”) underlying the development services.  For instance, we have recognized and will continue to recognize some of the deferred revenues, related party, as revenues, related party, when we complete a pre-clinical trial or obtain a specified regulatory approval.  Determining what portion of the deferred revenues, related party balance to recognize as each Milestone is completed involves substantial judgment.  In allocating the balance of the deferred revenues, related party, to various Milestones, we had in-depth discussions with our operations personnel regarding the relative value of each Milestone to the Joint Venture and Olympus.  We also considered the cost of completing each Milestone relative to the total costs we plan to incur in completing all of the development activities, since we believe that the relative cost of completing a Milestone is a reasonable proxy for its fair value.  The accounting policy described above could result in revenues being recorded in an earlier accounting period than had other judgments or assumptions been made by us.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of September 30, 2007.  As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  Moreover, this testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.  Our two reporting units are, in fact, our two operating segments.

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

Finally, we estimated the fair value of our reporting units by using various estimation techniques.

•
In particular, in 2006, we estimated the fair value of our MacroPore Biosurgery reporting unit based on an equal weighting of the market values of comparable enterprises and discounted projections of estimated future cash flows.  Clearly, identifying comparable companies and estimating future cash flows as well as appropriate discount rates involve judgment.

•
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

In concluding that the Olympus-Cytori Joint Venture was a VIE, we considered the following factors:

•
Under FIN 46R, an entity is a VIE if it has insufficient equity to finance its activities.  We recognized that the initial cash contributed to the Joint Venture formed by Olympus and Cytori ($30,000,000) would be completely utilized by the first quarter of 2006.  Moreover, it was highly unlikely that the Joint Venture would be able to obtain the necessary financing from third-party lenders without additional subordinated financial support – such as personal guarantees by one or both of the Joint Venture stockholders.  Accordingly, the Joint Venture will require additional financial support from Olympus and Cytori to finance its ongoing operations, indicating that the Joint Venture is a VIE.  In fact, in the first quarter of 2006, we contributed $150,000 each to fund the Joint Venture’s ongoing operations.

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

The application of FIN 46R involves substantial judgment.  Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at December 31, 2006 or for the year then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet, but instead would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a significant effect on our consolidated condensed financial statements.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”).  EITF 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the goods are delivered or the related services are performed.  The guidance is effective for all periods beginning after December 15, 2007. We are currently in the process of evaluating whether the adoption of EITF 07-3 will have a significant effect on our consolidated condensed financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not believe that the adoption of SFAS 159 will have a significant effect on our consolidated condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments.  These short-term investments, reported at an aggregate fair market value of $994,000 as of September 30, 2007, consist primarily of investments in debt instruments of financial institutions and corporations with strong credit ratings and United States government obligations.  These securities are subject to market rate risk as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at September 30, 2007, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments, and limiting the amount of credit exposure with any one issuer.  While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations, or cash flows.  Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our cash balances in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States of America for the quarter ended September 30, 2007, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations, or cash flows.

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

Item 4. Controls and Procedures

Christopher J. Calhoun, our Chief Executive Officer, and Mark E. Saad, our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Securities Exchange Act Rule 13a-15(e)), have concluded that as of September 30, 2007, our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business.  As of September 30, 2007, we were not a party to any material legal proceeding.  We are not formally a party to the University of Pittsburgh patent litigation.  However, we are responsible for reimbursing certain related litigation costs (see note 11).

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

We have never been profitable on an operational basis and we expect to continue to have operating losses for the next few years

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

We and Olympus must overcome contractual and cultural barriers as we work together.  Our relationship is formally measured by a set of complex contracts, which have not yet been fully tested in practice.  In addition, many aspects of the relationship will be essentially non-contractual and must be worked out between the parties and the responsible individuals over time.  The Joint Venture is intended to have a long life, and it is difficult to maintain cooperative relationships over a long period of time from a far distance in the face of various kinds of change.  Cultural differences, including a language barrier to some degree, may affect the efficiency of the relationship as well.

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

Furthermore, under a License/Joint Development Agreement among Olympus-Cytori, Inc., Olympus, and us, Olympus will have a primary role in the development of Olympus-Cytori, Inc.’s next generation of devices.  Although Olympus has extensive experience in developing medical devices, this arrangement will result in a reduction of our control over the development and manufacturing of the next generation devices.

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

We also compete with other types of regenerative cell therapies, such as bone marrow-derived cell therapies and potentially embryonic-derived therapies.  Doctors have historically been slow to adopt new technologies such as ours, whatever the merits, when older technologies continue to be supported by established providers.  Overcoming such inertia often requires very significant marketing expenditures or definitive product performance and/or pricing superiority.

We expect physicians’ inertia and skepticism to also be a significant barrier as we attempt to gain market penetration with our future regenerative cell products. We believe we will need to finance lengthy time-consuming clinical studies (so as to provide convincing evidence of the medical benefit) in order to overcome this inertia and skepticism particularly in the cardiovascular area and for many other indications as well.

Our regenerative cell technology products are pre-commercialization, which subjects us to development and marketing risks

We are in a relatively early stage of the path to commercialization with many of our products.  We believe that our long-term viability and growth will depend in large part on our ability to develop commercial quality cell processing devices and useful procedure-specific consumables, and to establish the safety and efficacy of our therapies through clinical trials and studies.  We are presently pursuing therapies for cardiovascular disease as well as new approaches for aesthetic and reconstructive surgery, gastrointestinal disorders and spine and orthopedic conditions.  We have also developed a regenerative cell banking platform for use in hospitals and clinics that will preserve regenerative cells harvested using our Celution™ System for potential future use.  There can be no assurance that our development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.

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

The timing and amount of Thin Film revenues from Senko are uncertain

The sole remaining product line in our MacroPore Biosurgery segment is our Japan Thin Film business.  Our right to receive royalties from Senko, and to recognize certain deferred revenues, depends on the timing of MHLW approval for commercialization of the product in Japan.  We currently expect this to occur in 2007 or early 2008, but we have no control over this timing and our expectations have fallen short before.  Also, even after commercialization, we will be dependent on Senko, our exclusive distributor, to drive product sales in Japan.

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

Although we intend to launch the Cytori Celution™ System in 2008 as we await the availability of the Joint Venture system, we cannot assure that we will be able to manufacture sufficient numbers to meet the market demand, or that we will be able to overcome any currently unforeseen difficulties in the manufacturing of these sophisticated medical devices.

In the event that the Olympus-Cytori joint venture is not successful, Cytori may not have the resources or ability to self-manufacture sufficient numbers of commercial devices to meet market demand, and in any event this failure may substantially extend the time it would take for us to bring a more advanced commercial device to market. This makes us significantly dependant on the continued dedication and skill of Olympus for the successful development of the Celution™ System.

In addition, as a company we have limited experience in manufacturing the type of cell-related therapeutic products which we intend to introduce in the future.

We may not be able to protect our proprietary rights

Our success depends in part on whether we can obtain additional patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties.

Our recently amended regenerative cell technology license agreement with the Regents of the University of California (“UC”) contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could impact our ability to develop certain regenerative cell technology products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.  In addition, further legal risk arises from a lawsuit filed by the University of Pittsburgh naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231 to the University of Pittsburgh, seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of Patent 6,777,231. We are the exclusive, worldwide licensee of the UC’s rights under this patent, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the University of Pittsburgh wins the lawsuit, our license rights to this patent could be nullified or rendered non-exclusive with respect to any third party that might license rights from the University of Pittsburgh.

On August 9, 2007, the United States District Court granted the University of Pittsburgh’s motion for Summary Judgment in part, determining that the University of Pittsburgh’s assignees were properly named as inventors on Patent 6,777,231, and that all other inventorship issues shall be determined according to the facts presented at trial.

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

Any such litigation or interference proceeding, regardless of outcome, could be expensive and time-consuming.  We have been incurring substantial legal costs as a result of the University of Pittsburgh lawsuit, and our president, Marc Hedrick, is a named individual defendant in that lawsuit because he is one of the inventors identified on the patent.  As a named inventor on the patent, Marc Hedrick is entitled to receive from UC up to 7% of royalty payments made by a licensee (e.g., us) to UC.  This agreement was in place prior to his employment with us.

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

The regulatory process can be lengthy, expensive, and uncertain.  Before any new medical device may be introduced to the United States of America market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process or the lengthier pre-market approval application (“PMA”) process.  It generally takes from 3 to 12 months from submission to obtain 510(k) pre-market clearance, although it may take longer.  Approval of a PMA could take four or more years from the time the process is initiated.  The 510(k) and PMA processes can be expensive, uncertain, and lengthy, and there is no guarantee of ultimate clearance or approval.  We expect that some of our future products under development as well as Olympus-Cytori’s will be subject to the lengthier PMA process.  Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval.  Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on August 2, 2007.  Of the 23,575,622 shares of our common stock which could be voted at the annual meeting, 12,516,235 shares of our common stock were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

a.    Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld	Abstain

Christopher J. Calhoun	12,439,982	70,812	5,440
Paul W. Hawran	12,330,423	146,981	38,830
Marc H. Hedrick, MD	12,468,352	42,872	5,010
Ronald D. Henriksen	12,443,707	33,679	38,830
E. Carmack Holmes, MD	12,442,020	69,204	5,010
David M. Rickey	12,438,749	70,345	7,140

b.     The proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, received the following votes:

For	Against	Abstain

12,477,670	3,075	35,490

Item 5. Other Information

Material Agreements

On August 13, 2007, we entered into a General Release Agreement (the “Release Agreement”) with John T. Ransom, Ph.D., our former Vice President - Research  Regenerative Cell Technology.

Under the Release Agreement, Dr. Ransom provided us with a full release of all claims, and we paid him a lump sum of $66,667, and we extended the exercise  period of 35,000 vested stock options owned by him through December 31, 2007.  We also agreed to provide Dr. Ransom with professional outplacement services.

Properties

Our main facility is 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  Our lease agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.

We also lease 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement bears rent at a rate of $3.66 per square foot, expiring on November 30, 2007.

On the properties stated above, we pay an aggregate of approximately $127,000 in rent per month.

Staff

As of September 30, 2007, we had 132 full-time equivalent employees, comprised of 83 employees in research and development, 7 employees in sales and marketing, and 42 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our administrative organizations.  Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage.  A breakout by segment is as follows:

	Regenerative Cell Technology	MacroPore Biosurgery	Corporate	Total

Research & Development	83	-	-	83
Sales and Marketing	7	-	-	7
General & Administrative	0	-	42	42
Total	90	-	42	132

Item 6.  Exhibits

10.48	Master Cell Banking and Cryopreservation Agreement, effective August 13, 2007, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc.

10.49	License & Royalty Agreement, effective August 23, 2007, by and between Olympus-Cytori, Inc. and Cytori Therapeutics, Inc.

10.50	General Release Agreement, dated August 13, 2007, between John Ransom and Cytori Therapeutics, Inc.

15.1	Letter re unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on November 13, 2007.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 13, 2007		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 13, 2007		Mark E. Saad
Chief Financial Officer