Form 10-K
period 2007-12-31
CYTORI THERAPEUTICS, INC.
filed 2008-03-14
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $96,238,365 based on the closing sales price of the registrant’s common stock on June 30, 2007 as reported on the Nasdaq Global Market, of $5.75 per share.

As of February 29, 2008, there were 25,103,898 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year ended December 31, 2007, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

 PART I

Item 1. Business

General

Cytori Therapeutics, Inc., develops, manufactures, and sells medical technologies to enable the practice of regenerative medicine. Regenerative medicine describes the emerging field that aims to repair or restore lost or damaged organ and cell function. Our commercial activities are currently focused on reconstructive surgery in Europe and Asia-Pacific and stem and regenerative cell banking (cell preservation) in Japan.  In addition, we are seeking to bring our products to market in the United States as well as other countries. Our product pipeline includes the development of potential new treatments for cardiovascular disease, orthopedic damage, gastrointestinal disorders, and pelvic health conditions.

 The foundation of our business is the Celution™ System family of products (600, 700, 800, 900/MB & next generation Celution™ device), which processes patients' cells at the bedside in real time. Each member of the Celution™ System family of products consists of a central device, a related single-use consumable used for each patient procedure, and supportive procedural components. Our commercialization model is based on the sale of Celution™ Systems and on generating recurring revenues from the single-use consumable sets.

Our Celution™ 800/CRS System was introduced during 2008 into the European reconstructive surgery market through a network of medical distributors. The Celution™ 900/MB is being marketed in Japan through our commercialization partner, Green Hospital Supply, Inc. (Green Hospital Supply) as part of the comprehensive StemSource™ Cell Bank, which prepares cells for cryopreservation in the event they may be used in the future.

The most advanced therapeutic application in our product development pipeline is cardiovascular disease. Currently, two clinical trials are being conducted on adipose-derived stem and regenerative cells, processed with the Celution™ 600 System, an earlier version of the CelutionTM 800/CV. One is in patients suffering from chronic myocardial ischemia, a severe form of chronic heart disease, and the other in heart attack patients. Future cardiovascular disease studies in Europe will use the Celution™ 800 or next generation Celution™ device.

In the United States, we will seek regulatory and marketing approval on the Celution™ 700 System for a variety of applications, starting with reconstructive surgery to enhance autologous soft tissue transplantations. U.S. approval is estimated to be achieved at the earliest in 2009, pending positive outcome of planned regulatory submissions and/or clinical trials. In the future, we expect to begin clinical studies around the world on our own or through potential corporate partners in the areas of spinal disc repair, gastrointestinal disorders, and pelvic health conditions.

Summary of CelutionTM  System Family Regulatory Status

Celution™ Series	Region	Clinical Applications	Regulatory Status	Comments

900/MB	Japan	Cell Banking	Approved

800/CRS	Europe	Cell Processing	CE Mark	Post-marketing studies planned for reconstructive surgery
	Singapore	Cell Processing	Approved	In registration
800/CV	Europe	Will seek cardiovascular disease claims	None
800/GP	Europe	Will seek multiple general surgical claims	None

700/CRS	USA	Will seek reconstructive surgery claims	None
700/CV	USA	Will seek cardiovascular disease claims	None
700/GP	USA	Will seek multiple general surgical claims	None

Summary of CelutionTM  System Family Regulatory Status (continued)

Celution™ Series	Region	Clinical Applications	Regulatory Status	Comments

600	Europe	Cell Concentration	CE Mark	Two cardiac clinical trials underway: chronic and acute

300	USA	Blood Processing	None

Our MacroPore Biosurgery operating segment manages the ThinFilm biomaterial product line in Japan. We sold our non-Japan Thin Film business in 2004. Pending regulatory approval in Japan, this product line would be distributed exclusively through Senko Medical Trading Co. (“Senko”) for anti-adhesion applications, soft tissue support, and minimization of the attachment of soft tissues throughout the body.

Reconstructive Surgery

The Celution™ 800/CRS System is approved in Europe as a bedside device for separating and concentrating a patient's stem and regenerative cells, which reside naturally within their adipose (fat) tissue, so that these cells may be re-injected back into that same patient in the same surgical procedure. Scientific evidence suggests that adipose-derived stem and regenerative cells support tissue and graft survival when redistributed from one part of the body to another in their unaltered state.

The Celution™ 800/CRS System was introduced into the European and Asia-Pacific reconstructive surgery market in the first quarter of 2008.  This year, we will initially target select surgeons and hospitals in these regions for general use in cosmetic and reconstructive surgery. Our distribution network currently covers Belgium, China, Greece, Israel, Italy, Korea, Luxembourg, Malaysia, Portugal, Singapore, Spain, Taiwan, and The Netherlands. We anticipate expanding the network in 2008 to include Germany, the United Kingdom, and other countries.

We expect to begin commercializing the Celution™ 800/CRS System for more specific applications such as breast reconstruction for partial mastectomy defects as early as 2009 pending supporting clinical data. To support this goal, we plan to initiate two European clinical trials in 2008. One will be a 70-patient, multi-center study and the other a 20-patient, single center study in patients with more severe radiation damage. The results from these studies will also be used to support reimbursement for such a procedure.

There are an estimated 370,000 patients in Europe diagnosed each year with breast cancer, of which approximately 75% are eligible to undergo partial mastectomy. Based on this figure and the survival rate for breast cancer patients, there are already millions of women in Europe who have been treated for breast cancer, for which a percentage could be eligible for partial mastectomy defect reconstruction.

StemSource™ Cell Bank

The Celution™ 900/MB System is the foundation of our StemSource™ Cell Bank for  cryopreserving patients’ adult stem and regenerative cells. The StemSource™ Cell Bank will be marketed to hospitals in Japan exclusively by Green Hospital Supply, Inc., starting in 2008. With a StemSource™ Cell Bank on site, hospitals will be able to offer their patients the option of storing their adipose tissue-derived stem and regenerative cells and accessing them as clinical applications are approved.

The value of a StemSource™ Cell Bank is that it is intended to provide hospitals recurring revenue from processing, freezing, and the annual storage fees. It starts with a tissue collection procedure, which may be performed during an already planned surgery or a separate elective procedure. The cells are prepared for storage using the Celution™ 900/MB System, which automates the separation and concentration of stem and regenerative cells from adipose tissue and thereby allows hospitals to more affordably offer such service to patients.

As part of our agreement with Green Hospital Supply, we equally split revenues in Japan from the sale to hospitals of StemSource™ Cell Banks and single-use, per-procedure consumables. Green Hospital Supply is responsible for all sales and marketing while Cytori is responsible for manufacturing the Celution™ 900/MB System and sourcing all necessary equipment, including but not limited to cryopreservation chambers, cooling and thawing devices, cell banking protocols and the proprietary software and database application.

We have retained rights to commercialize the Celution™ 900-based StemSource™ Cell Bank in other countries as our relationship with Green Hospital Supply is exclusively for Japan. We are making plans to offer the StemSource™ Cell Banking in the U.S. starting in 2008. For the U.S. market, the storage of cells will likely occur in a more centralized manner, rather than at the local level in hospitals, and will be targeted primarily toward patients undergoing elective liposuction.

Cardiovascular Disease

We currently have two clinical trials underway for adipose-derived stem and regenerative cells, processed with the Celution™ 600 System, for the treatment of cardiovascular disease. In January 2007, we initiated a 36-patient clinical trial for chronic myocardial ischemia, a severe form of coronary artery disease. In late 2007, we initiated a 48-patient study for acute heart attacks.  Both are double-blind, placebo controlled safety and feasibility studies, which will evaluate a variety of primary and secondary safety and efficacy endpoints at six months.

We believe there is significant need for new forms of treatment for cardiovascular disease, which represents one of the largest healthcare market opportunities. The American Heart Association estimates that in the United States of America alone there are approximately 865,000 heart attacks each year and more than 13,000,000 people suffer from coronary heart disease.

Celution™ System Pipeline

Other applications of the Celution™ System family of products under investigation include gastrointestinal disorders, vascular disease, pelvic health conditions, and orthopedic and spinal applications. Our scientists are, to a varying degree, investigating these applications in pre-clinical models. The full pipeline and the relative stages of progress for all the targeted therapeutic areas are detailed below:

Therapeutic Application	Preclinical	Clinical Testing	Notes
Reconstructive Surgery
Breast reconstruction		X	EU post-marketing studies to begin in 2008
Cardiovascular Disease
Chronic Myocardial Ischemia		X	Safety and feasibility trial underway
Heart Attack		X	Safety and feasibility trial underway
Gastrointestinal Disorders
Crohn’s Disease	X
Intestinal Repair	X
Vascular Repair
Peripheral Vascular Disease	X
Orthopedics
Spinal Disc Disease	X		Report 12-month preclinical data in 2008
Bone Repair	X
Pelvic Health	X

Manufacturing

The CelutionTM 800/CRS, CelutionTM 900/MB, and related single-use consumables are being manufactured at Cytori’s headquarters in San Diego, CA.  In 2007, we completed the build out of our internal manufacturing capabilities so that we will be able to meet anticipated demand in 2008 and 2009.

In the future, the next generation Celution™ device is expected to be manufactured through a joint venture arrangement between Cytori and Olympus Corporation (“Olympus”), a global optics and life science company.  Olympus-Cytori Inc. (the “Joint Venture”), enables Cytori to access Olympus’ expertise in engineering, manufacturing and servicing of sophisticated medical devices.  The Joint Venture will supply the Celution™ System for all therapeutic applications solely to Cytori at a formula-based transfer price. Cytori owns Celution™ System marketing rights for all therapeutic applications.

Competition

We compete with multiple pharmaceutical, biotechnology and medical device companies involved in the development and commercialization of medical technologies and therapies.

Regenerative medicine is rapidly progressing, in large part through the development of cell-based therapies or devices designed to isolate cells from human tissues. Most efforts involve cell sources, such as bone marrow, embryonic and fetal tissue, umbilical cord and peripheral blood, and skeletal muscle. We work exclusively with adult stem and regenerative cells from adipose tissue.

Companies working in this area include, among others, Aastrom Biosciences, Inc., Baxter International, Inc., BioHeart, Inc., Cellerix SA, Genzyme, Inc., Geron Corporation, Isolagen, Inc., MG Biotherapeutics (a joint venture between Genzyme and Medtronic), Osiris Therapeutics, Inc., and Stem Cells, Inc. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources than we do.  We cannot with any accuracy forecast when or if these companies are likely to bring cell therapies to market for indications that we are also pursuing.

In addition to our own sponsored clinical trials, we are aware of a clinical trial and ongoing clinical series using cells derived from adipose tissue. The clinical trial is sponsored by Cellerix, which is performing a study in Spain where cultured adipose-derived stem cells are being used to treat fistulas associated with Crohn’s disease. The clinical series is sponsored by the University of Tokyo, where a researcher is examining the potential of adipose-derived regenerative cells in soft tissue repair and breast tissue augmentation.  In contrast to Cytori, neither study uses an automated system to remove cells from adipose tissue, but rather rely upon a manual laboratory procedure.  For Cellerix, the patient adipose tissue is sent to a central processing facility where the cells are cultured over a period of days requiring the patient to return for a separate procedure to receive their own cells.

Companies researching and developing cell-based therapies for cardiovascular disease include, among others, Baxter, BioHeart, MG Biotherapeutics, and Osiris. Baxter is sponsoring a Phase II study in the United States using stem cells extracted from peripheral blood for chronic myocardial ischemia. BioHeart is conducting multiple ongoing clinical trials in the United States and Europe for its investigational product MyoCell™, which are cultured autologous skeletal myoblasts.  We are aware that BioHeart has disclosed its intentions to develop heart attack treatments using adipose-derived stem and regenerative cells following completion of preclinical validation, but we are not aware of any ongoing activities in this area.  Osiris Therapeutics, Inc. completed a Phase I clinical trial using allogeneic (donor), mesenchymal stem cells, for acute myocardial infarction and is planning a broader Phase II study.

Our competitive advantage among all companies developing stem cell-based therapies is the commercialization model. Because we will rely on selling a device and per-procedure consumables, the procedure costs will be much less than traditional costs for biologics, yet we anticipate we will be able to realize attractive margins. In addition, because adipose tissue is so rich in cells, we believe that the device will allow patients to receive a prescribed dose at the bedside in real-time, eliminating the need for patients to undergo a harvest procedure and return for a second injection or delivery procedure. Lastly, we believe the ideal approach to cell-based therapy is to use a patient’s own cells, as this eliminates any risk of disease transmission or tissue rejection.

While we are not aware of any company that is currently commercializing any approved treatments, devices, or therapies based on adipose-derived stem and/or regenerative cells, there can be no assurances that such approval and related commercialization will not be forthcoming in the near future.

Research and Development

Research and development expenses were $20,020,000, $21,977,000 and $15,450,000 for the years ended December 31, 2007, 2006 and 2005, respectively. For 2007, $19,827,000 of the total was related to our regenerative cell technology and $193,000 was related to our bioresorbable technology.

Our research and development efforts in 2007 focused predominantly on the following areas:

•
Optimization of the design, functionality and manufacturing process for the Celution™ System family of products, single-use consumables and related instrumentation so we can introduce the device in Europe into the reconstructive surgery market and provide it as part of the StemSource™ Cell Bank product being launched in Japan;

•
Development of the infrastructure and logistics in partnership with Green Hospital Supply for the commercial launch of the StemSource™ Cell Bank product in Japan, including building out a proprietary database and software application and optimizing proprietary protocols;

•
Design and implementation for two randomized, double blind, placebo controlled, cardiovascular disease clinical trials in Spain and The Netherlands for chronic myocardial ischemia (36 patients) and heart attacks (48 patients).  This includes working with regulatory bodies in the respective countries and trial centers where the studies will be conducted, finalizing trial protocols, and preparing the trial centers for patient enrollment;

•
Preparation and submission of multiple regulatory filings in the United States, Europe, and Japan related to various cell processing systems under development, which notably resulted in receipt of a CE Mark on the Celution™ 800 System and 510(K) clearance in the United States for various medical technologies, including a cell saver device;

•
Conducting extensive pre-clinical safety and efficacy studies investigating the use of adipose-derived stem and regenerative cells for reconstructive surgery, spinal disc repair, gastrointestinal disorders and other therapeutic applications to optimize the design of future clinical trials and to further our understanding of how these cells may perform clinically;

•
Investigating the cellular and molecular properties and characteristics of stem and regenerative cells residing in adipose tissue towards improving our intellectual property position and towards understanding how to improve and control the therapeutic products.

Customers

Medtronic was our primary distributor and our principal customer for our bioresorbable implant products, directly accounting for $792,000 or 100% of our product revenues in 2007, $1,451,000 or 100% of our product revenues in 2006, and $5,634,000 or 100% of our product revenues in 2005. In May 2007, we sold all of our remaining rights to this product line to Kensey Nash Corporation and thus we will no longer recognize bioresorbable implant product revenues from Medtronic in the future. In our primary business (regenerative cell technology), we did not have any commercial customers in 2007. During 2008, we intend to sell the Celution™ 800/CRS to our various distribution partners throughout Europe and Asia. In addition, we expect to sell Celution™ 900-based StemSource™ Cell Banks to Green Hospital Supply, who is commercializing this product offering to hospitals in Japan.

In July 2004, we entered into a Distribution Agreement with Senko under which we granted to Senko an exclusive license to sell and distribute Thin Film products in Japan. The sale of products through Senko commences upon “commercialization,” which requires regulatory clearance from the Japanese regulatory authorities. We expect to gain the required regulatory clearance in 2008, but we cannot make any guarantees. Following commercialization, the Distribution Agreement has a five-year duration and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.  In 2004, we sold all of our non-Japan Thin Film business.

Sales by Geographic Region

For the year ended December 31, 2007, our only product sales came from our bioresorbable surgical implants.  As these are no longer core to our business focus, we sold our remaining interest in this line of business to Kensey Nash in May 2007 (excluding our Thin Film products in Japan) and we no longer receive any revenue from the sales of those products.  Prior to May 2007, we sold our products predominantly in the United States and to a lesser extent internationally through Medtronic.  Our bioresorbable surgical implants distribution agreements all provided for payment in U.S. dollars.  Fluctuations in currency exchange rates affected the demand for those products by increasing the price of our products relative to the currency of the countries in which the products were sold.

Regenerative Cell Technology

Our consolidated balance sheet includes a line item entitled deferred revenues, related party.  This account primarily consists of the consideration we have received in exchange for future obligations that we have agreed to perform on behalf of Olympus and the Joint Venture.  We recognize deferred revenues, related party, as development revenue when certain performance obligations are met.  Such revenue recognition results from completion of certain milestones, such as completion of product development efforts, regulatory filings and related pre-clinical and clinical studies.  In 2007 and 2006, we recognized $5,158,000 and $5,905,000 of revenue associated with our arrangements with Olympus, respectively.  There was no similar revenue in 2005.

For the years ended December 31, 2006 and 2005, we recorded $310,000 and $312,000 in grant revenue related to our agreement with the National Institutes of Health (“NIH”), respectively.  Under this agreement, the NIH reimbursed us for “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. There was no similar revenue for 2007.

For the year ended December 31, 2007 and 2006, we recorded revenue of $85,000 and $102,000, respectively, related to cell processing equipment, and adipose derived stem cell research products sold to various research facilities.  We also recorded stem cell banking revenue of $4,000, $7,000 and $8,000 for the years ended December 31, 2007, 2006, and 2005, respectively, related to our U.S. StemSource™ Cell Bank offering for the processing and preservation of adipose-derived stem and regenerative cells at our FDA and California state-licensed tissue bank facility.

MacroPore Biosurgery

In 2007, 2006, and 2005 our product sales were $792,000, $1,451,000 and $5,634,000, respectively, all of which relate to the MacroPore Biosurgery segment.  These revenues were primarily related to orders for our radiographically identifiable Spine System products, marketed under the name MYSTIQUE™.  As noted above, we were concerned about the level of commitment to these products from Medtronic, our exclusive distributor, and we have sold our intellectual property rights and tangible assets related to our spine and orthopedic bioresorbable implant product line to Kensey Nash in May 2007.

Under a distribution agreement with Senko, we are responsible for the completion of the initial regulatory application to the MHLW (the Japanese equivalent of the U.S. Food and Drug Administration).  We recognized development revenue based on milestones defined within this agreement of $10,000, $152,000, and $51,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  We have not received any Thin Film product revenue in Japan yet, and we sold all our non-Japan Thin Film business in 2004.

We anticipate that our future international product revenues will increase as a result of our Distribution Agreement with Senko once our Thin Film products reach commercialization in Japan.

Planned Capital Expenditures

Although capital expenditures may vary significantly depending on a variety of factors, we presently intend to spend approximately $500,000 on capital equipment purchases in 2008.  These may be paid with our available cash, or financed under our Amended Master Security Agreement with General Electric Capital Corporation.

Raw Materials

Raw materials required to manufacture the Celution™ System family of products and disposables are commonly available from multiple sources, and we have identified and executed supply agreements with our preferred vendors.  Some specialty components are custom made for Cytori, and we are dependent on the ability of these suppliers to deliver functioning parts in a timely manner to meet our ongoing demand for our products.  There can be no assurance that we will be able to obtain adequate quantities of the necessary raw materials supplies within a reasonable time or at commercially reasonable prices.  Interruptions in supplies due to price, timing, or availability could have a negative impact on our ability to manufacture products.

Intellectual Property

Our success depends in large part on our ability to protect our proprietary technology, including the CelutionTM System product platform, and information, and operate without infringing on the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success also depends, in part, on our ability to avoid infringing patents issued to others. If we were judicially determined to be infringing any third party patent, we could be required to pay damages, alter our products or processes, obtain licenses or cease certain activities.

To protect our proprietary medical technologies, including the CelutionTM System platform and scientific discoveries, we have filed applications for 28 United States patents, as well as an additional 98 international patents. Specifically, we are seeking patents on composition of matter related to adipose-derived stem and regenerative cells, their mechanisms of action in specific diseases, their application to specific therapeutic areas, methods for processing these cells, and on automated systems for such processing and related equipment.

We are also the exclusive, worldwide licensee of the Regents of the University of California’s rights to one U.S. Patent (Patent No. 6,777,231) related to isolated adipose derived stem cells that can differentiate into two or more of a variety of cell types, four related issued foreign patents, five related U.S. patent applications, and 20 related international patent applications.

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

Patent litigation results in substantial costs to us and diversion of effort, and may be necessary from time to time to enforce or confirm the ownership of any patents issued or licensed to us or to determine the scope and validity of third party proprietary rights. If our competitors claim technology also claimed by us and prepare and file patent applications in the United States, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or a foreign patent office to determine priority of invention, which could result in substantial costs to and diversion of effort, even if the eventual outcome is favorable to us. In particular, in the fourth quarter of 2004, the University of Pittsburgh filed a lawsuit naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231 to the University of Pittsburgh, seeking a determination that its assignors, rather than the University of California’s assignors, are the true inventors of Patent No. 6,777,231. If the University of Pittsburgh wins the lawsuit, our license rights to this patent could be nullified or rendered non-exclusive with respect to any third party that might license rights from the University of Pittsburgh. On August 9, 2007, the United States District Court granted the University of Pittsburgh’s motion for Summary Judgment in part, determining that the University of Pittsburgh’s assignees were properly named as inventors on Patent 6,777,231, and that all other inventorship issues shall be determined according to the facts presented at trial which was completed in January 2008. We expect the court to make its final ruling on all of the other matters in the first or second quarter of 2008. We have incurred and expect to continue to incur substantial legal costs as a result of the University of Pittsburgh lawsuit. Our President, Marc Hedrick, M.D., is a named individual defendant in that lawsuit.

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

Government Regulation

As newly developed medical devices, our CelutionTM System family of products must receive regulatory clearances or approvals from the European Union, the FDA and, from other state governments prior to their sale.  Our current and future CelutionTM Systems are or will be subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs.  Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices.  Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

The CelutionTM System family of products must also comply with the government regulations of each individual country in which the products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than US FDA regulations. International government regulations vary from country to country and region to region. For example, regulations in some parts of the world only require product registration while other regions / countries require a complex product approval process. Due to the fact that there are new and emerging cell therapy and cell banking regulations that have recently been drafted and/or implemented in various countries around the world, the application and subsequent implementation of these new and emerging regulations have little to no precedence. Therefore, the level of complexity and stringency is not known and may vary from country to country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our product(s), thereby, creating a greater regulatory burden for our cell therapy and cell banking technology products.

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

Medical devices are also subject to post-market reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.  If safety or effectiveness problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.  Additionally, the FDA actively enforces regulations prohibiting marketing and promotion of devices for indications or uses that have not been cleared or approved by the FDA. In addition, modifications or enhancements of products that could affect the safety or effectiveness or effect a major change in the intended use of a device that was either cleared through the 510(k) process or approved through the PMA process may require further FDA review through new 510(k) or PMA submissions.

Under the terms of our Joint Venture Agreements with Olympus we are the party with the primary responsibility for obtaining regulatory approvals to sell the Olympus-Cytori, Inc. devices. To date we have prepared and submitted multiple regulatory filings in the United States, Europe, and Japan related to various cell processing systems under development, which notably resulted in receipt of a CE Mark on the Celution™ 800 System and 510(K), and clearance in the United States for various related medical technologies, including a cell saver device.

We must comply with extensive regulations from foreign jurisdictions regarding safety, manufacturing processes and quality.   These regulations, including the requirements for marketing authorization, may differ from the United States FDA regulatory scheme.  Specifically, in regard to our Thin Film product line in Japan (distributed by Senko), we have been seeking marketing authorization from the Japanese Ministry of Health, Labour and Welfare for the past three years without success.

Staff

As of December 31, 2007, we had 143 employees, including part-time and full-time employees.  These employees are comprised of 90 employees in research and development, 11 employees in sales and marketing and 42 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.  A breakout by segment is as follows:

	Regenerative Cell Technology	Corporate	Total

Research & Development	90	—	90
Sales and Marketing	11	—	11
General & Administrative	—	42	42
Total	101	42	143

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

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K.  Factors that could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock,  include those discussed below, as well as those discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K.

We are subject to the following significant risks, among others:

We will need to raise more cash in the future

We have almost always had negative cash flows from operations.  Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses.  There is no guarantee that adequate funds will be available when needed from operating revenues, additional debt or equity financing, arrangements with distribution partners, or from other sources, or on terms attractive to us.  The inability to obtain sufficient funds would require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, clinical or regulatory activities, or to out-license commercial rights to products or technologies thus having a substantial negative effect on our results of operations and financial condition.

We have never been profitable on an operational basis and expect significant operating losses for the next few years

We have incurred net operating losses in each year since we started business.  As our focus on the CelutionTM System platform and development of therapeutic applications for its cellular output has increased, losses have resulted primarily from expenses associated with research and development activities and general and administrative expenses.  We expect to continue operating in a loss position on a consolidated basis and that recurring operating expenses will be at high levels for the next several years, in order to perform clinical trials, product development, and additional pre-clinical research.

Our business strategy is high-risk

We are focusing our resources and efforts primarily on development of the CelutionTM System family of products and the therapeutic applications of its cellular output, which requires extensive cash needs for research and development activities.  This is a high-risk strategy because there is no assurance that our products will ever become commercially viable (commercial risk), that we will prevent other companies from depriving us of market share and profit margins by selling products based on our inventions and developments (legal risk), that we will successfully manage a company in a new area of business (regenerative medicine) and on a different scale than we have operated in the past (operational risk), that we will be able to achieve the desired therapeutic results using stem and regenerative cells (scientific risk), or that our cash resources will be adequate to develop our products until we become profitable, if ever (financial risk).  We are using our cash in one of the riskiest industries in the economy (strategic risk).  This may make our stock an unsuitable investment for many investors.

We must keep our joint venture with Olympus operating smoothly

Our business cannot succeed on the currently anticipated timelines unless our joint venture collaboration with Olympus goes well.  We have given Olympus-Cytori, Inc. an exclusive license to manufacture future generation CelutionTM System devices.  If Olympus-Cytori, Inc. does not successfully develop and manufacture these devices, we may not be able to commercialize any device or any therapeutic products successfully into the market.  In addition, future disruption or breakup of our relationship would be extremely costly to our reputation, in addition to causing many serious practical problems.

We and Olympus must overcome contractual and cultural barriers.  Our relationship is formally measured by a set of complex contracts, which have not yet been tested in practice.  In addition, many aspects of the relationship will be non-contractual and must be worked out between the parties and the responsible individuals.  The Joint Venture is intended to have a long life, and it is difficult to maintain cooperative relationships over a long period of time in the face of various kinds of change.  Cultural differences, including language barrier to some degree, may affect the efficiency of the relationship.

Olympus-Cytori, Inc. is 50% owned by us and 50% owned by Olympus.  By contract, each side must consent before any of a wide variety of important business actions can occur.  This situation possesses a risk of potentially time-consuming and difficult negotiations which could at some point delay the Joint Venture from pursuing its business strategies.

Olympus is entitled to designate the Joint Venture's chief executive officer and a majority of its board of directors, which means that day-to-day decisions which are not subject to a contractual veto will essentially be controlled by Olympus.  In addition, Olympus-Cytori, Inc. will continue to require more money than its initial capitalization in order to complete development and production of future generation devices.  If we are unable to help provide future financing for Olympus-Cytori, Inc., our relative equity interest in Olympus-Cytori, Inc. may decrease.

Furthermore, under a License/Joint Development Agreement among Olympus-Cytori, Inc., Olympus, and us, Olympus will have a primary role in the development of Olympus-Cytori, Inc.’s next generation devices.  Although Olympus has extensive experience in developing medical devices, this arrangement will result in a reduction of our control over the development and manufacturing of the next generation devices.

We have a limited operating history; operating results and stock price can be volatile like many life science companies

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced biotech and medical device  fields.  Due to limited operating history and the transition from the MacroPore biomaterials to the regenerative medicine business , comparisons of our year-to-year operating results are not necessarily meaningful and the results for any periods should not necessarily be relied upon as an indication of future performance.  All 2007 product revenues came from our spine and orthopedics implant product line, which we sold in May 2007.

From time to time, we have tried to update our investors’ expectations as to our operating results by periodically announcing financial guidance.  However, we have in the past been forced to revise or withdraw such guidance due to lack of visibility and predictability of product demand.

We are vulnerable to competition and technological change, and also to physicians’ inertia

We compete with many domestic and foreign companies in developing our technology and products, including biotechnology, medical device, and pharmaceutical companies.  Many current and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources.  There is no assurance that our competitors will not succeed in developing alternative products that are more effective, easier to use, or more economical than those which we have developed or are in the process of developing, or that would render our products obsolete and non-competitive.  In general, we may not be able to prevent others from developing and marketing competitive products similar to ours or which perform similar functions.

Competitors may have greater experience in developing therapies or devices, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization.  It is possible that competitors may obtain patent protection, approval, or clearance from the FDA or achieve commercialization earlier than we can, any of which could have a substantial negative effect on our business.  Finally, Olympus and our other partners might pursue parallel development of other technologies or products, which may result in a partner developing additional products competitive with ours.

We compete against cell-based therapies derived from alternate sources, such as bone marrow, umbilical cord blood and potentially embryos.  Doctors historically are slow to adopt new technologies like ours, whatever the merits, when older technologies continue to be supported by established providers.  Overcoming such inertia often requires very significant marketing expenditures or definitive product performance and/or pricing superiority.

We expect physicians’ inertia and skepticism to also be a significant barrier as we attempt to gain market penetration with our future products. We believe we will need to finance lengthy time-consuming clinical studies (so as to provide convincing evidence of the medical benefit) in order to overcome this inertia and skepticism particularly in reconstructive surgery, cell preservation, the cardiovascular area and many other indications.

Most products are pre-commercialization, which subjects us to development and marketing risks

We are in a relatively early stage of the path to commercialization with many of our products.  We believe that our long-term viability and growth will depend in large part on our ability to develop commercial quality cell processing devices and useful procedure-specific consumables, and to establish the safety and efficacy of our therapies through clinical trials and studies.  With our CelutionTM platform, we are pursuing new approaches for reconstructive surgery, preservation of stem and regenerative cells for potential future use, therapies for cardiovascular disease, gastrointestinal disorders and spine and orthopedic conditions.  There is no assurance that our development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.

There is no proven path for commercializing the CelutionTM System platform in a way to earn a durable profit commensurate with the medical benefit.  Although we intend to commercialize into the European reconstructive surgery and Japanese cell banking markets in 2008, additional market opportunities for our products and/or services are at least two to five years away.

Successful development and market acceptance of our products is subject to developmental risks, including failure of inventive imagination, ineffectiveness, lack of safety, unreliability, failure to receive necessary regulatory clearances or approvals, high commercial cost, preclusion or obsolescence resulting from third parties’ proprietary rights or superior or equivalent products, competition from copycat products, and general economic conditions affecting purchasing patterns.  There is no assurance that we or our partners will successfully develop more effective and commercialize our products, or that our competitors will not develop competing technologies that are less expensive or superior.  Failure to successfully develop and market our products would have a substantial negative effect on our results of operations and financial condition.

The timing and amount of Thin Film revenues from Senko are uncertain

The sole remaining product line in our MacroPore Biosurgery segment is our Japan Thin Film business.  Our right to receive royalties from Senko, and to recognize certain deferred revenues, depends on the timing of MHLW approval for commercialization of the product in Japan.  We currently expect this to occur in 2008, but we have no control over this timing and our previous expectations have not been met.  Also, even after commercialization, we will be dependent on Senko, our exclusive distributor, to drive product sales in Japan.

There is a risk that we could experience with Senko some of the same problems we experienced in our previous relationship with Medtronic, which was the exclusive distributor for our former bioresorbable spine and orthopedic implant product line.

We have limited manufacturing experience

We have limited experience in manufacturing the Celution™ System platform or its consumables at a commercial level.  With respect to our Joint Venture, although Olympus is a highly capable and experienced manufacturer of medical devices, there can be no guarantee that the Olympus-Cytori Joint Venture will be able to successfully develop and manufacture the next generation Celution™ device in a manner that is cost-effective or commercially viable, or that development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.

Although we intend to introduce the Celution™ 800 and launch the Celution™ 900-based StemSource™ Cell Bank in 2008 as we await the availability of the Joint Venture system, next generation Celution™ device, we cannot assure that we will be able to manufacture sufficient numbers to meet the demand, or that we will be able to overcome unforeseen manufacturing difficulties for these sophisticated medical devices.

In the event that the Olympus-Cytori Joint Venture is not successful, Cytori may not have the resources or ability to self-manufacture sufficient numbers of devices and consumables to meet market demand, and this failure may substantially extend the time it would take for us to bring a more advanced commercial device to market. This makes us significantly dependant on the continued dedication and skill of Olympus for the successful development of the next generation Celution™ device.

We may not be able to protect our proprietary rights

Our success depends in part on whether we can obtain additional patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties.

Our recently amended regenerative cell technology license agreement with the Regents of the University of California (“UC”) contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could impact our ability to develop certain regenerative cell technology products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.  In addition, further legal risk arises from a lawsuit filed by the University of Pittsburgh naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231 to the University of Pittsburgh, seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of Patent 6,777,231. We are the exclusive, worldwide licensee of the UC’s rights under this patent in humans, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the University of Pittsburgh wins the lawsuit, our license rights to this patent could be nullified or rendered non-exclusive with respect to any third party that might license rights from the University of Pittsburgh.

On August 9, 2007, the United States District Court granted the University of Pittsburgh’s motion for Summary Judgment in part, determining that the University of Pittsburgh’s assignees were properly named as inventors on Patent 6,777,231, and that all other inventorship issues shall be determined according to the facts presented at trial which was completed in January 2008. We expect the court to make its final ruling on all of the other matters in the first or second quarter of 2008.

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

Any such litigation or interference proceeding, regardless of outcome, could be expensive and time-consuming.  We have been incurring substantial legal costs as a result of the University of Pittsburgh lawsuit, and our president, Marc Hedrick, is a named individual defendant in that lawsuit because he is one of the inventors identified on the patent.  As a named inventor on the patent, Marc Hedrick is entitled to receive from the UC up to 7% of royalty payments made by a licensee (us) to UC.  This agreement was in place prior to his employment with us.

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

We and Olympus-Cytori, Inc. are subject to intensive FDA regulation

As newly developed medical devices, CelutionTM System family of products must receive regulatory clearances or approvals from the FDA and, in many instances, from non-U.S. and state governments prior to their sale.  The CelutionTM System family of products is subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs.  Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices.  Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

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

Changing, New and/or Emerging Government Regulations

Government regulations can change without notice. Given that fact that Cytori operates in various international markets, our access to such markets could change with little to no warning due to a change in government regulations that suddenly up-regulate our product(s) and create greater regulatory burden for our cell therapy and cell banking technology products.

Due to the fact that there are new and emerging cell therapy and cell banking regulations that have recently been drafted and/or implemented in various countries around the world, the application and subsequent implementation of these new and emerging regulations have little to no precedence. Therefore, the level of complexity and stringency is not known and may vary from country to country, creating greater uncertainty for the international regulatory process.

Health Insurance Reimbursement Risks

New and emerging cell therapy and cell banking technologies, such as those provided by the CelutionTM System family of products, may have difficulty or encounter significant delays in obtaining health care reimbursement in some or all countries around the world due to the  novelty of our cell therapy and cell banking technology and subsequent lack of existing reimbursement schemes / pathways  Therefore, the creation of new reimbursement pathways may be complex and lengthy with no assurances that such reimbursements will be successful. The lack of health insurance reimbursement or reduced or minimal reimbursement pricing may have a significant impact on our ability to successfully sell our cell therapy and cell banking technology product(s) into a county or region.

Market Acceptance of New Technology

New and emerging cell therapy and cell banking technologies, such as those provided by the CelutionTM System family of products, may have difficulty or encounter significant delays in obtaining market acceptance in some or all countries around the world due to the novelty of our cell therapy and cell banking technologies. Therefore, the market adoption of our cell therapy and cell banking technologies may be slow and lengthy with no assurances that significant market adoption will be successful. The lack of market adoption or reduced or minimal market adoption of our cell therapy and cell banking technologies may have a significant impact on our ability to successfully sell our product(s) into a county or region.

We and/or the Joint Venture have to maintain quality assurance certification and manufacturing approvals

The manufacture of our Celution™ System will be, and the manufacture of any future cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners.  The manufacture of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities.  There can be no guarantee that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with QSRs or other requirements and request, or seek, remedial action.

Failure to comply with such regulations or a potential delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, injunctions, civil penalties, FDA refusal to grant pre-market approvals or clearances of future or pending product submissions, fines, recalls or seizures of products, total or partial suspensions of production, and criminal prosecution.  There can be no assurance after such occurrences that we will be able to obtain additional necessary regulatory approvals or clearances on a timely basis, if at all.  Delays in receipt of or failure to receive such approvals or clearances, or the loss of previously received approvals or clearances could have a substantial negative effect on our results of operations and financial condition.

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

Our charter documents contain anti-takeover provisions and we have adopted a Stockholder Rights Plan to prevent hostile takeovers

Our Amended and Restated Certificate of Incorporation and Bylaws contain certain provisions that could prevent or delay the  acquisition of the Company by means of a tender offer, proxy contest, or otherwise.  They could discourage a third party from attempting to acquire control of Cytori, even if such events would be beneficial to the interests of our stockholders.  Such provisions may have the effect of delaying, deferring, or preventing a change of control of Cytori and consequently could adversely affect the market price of our shares. Also, in 2003 we adopted a Stockholder Rights Plan of the kind often referred to as a poison pill. The purpose of the Stockholder Rights Plan is to prevent coercive takeover tactics that may otherwise be utilized in takeover attempts. The existence of such a rights plan may also prevent or delay a change in control of Cytori, and this prevention or delay adversely affect the market price of our shares.

We pay no dividends

We have never paid in the past, and currently do not intend to pay any cash dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On May 24, 2005, we entered into a lease for 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  We moved the majority of our operations to this new facility during the second half of 2005 and the first quarter of 2006.  The agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  We also lease a 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement provides for rent at a rate of $4.38 per square foot, expiring on November 30, 2009.  For both properties, we pay an aggregate of approximately $133,000 in rent per month.

Item 3. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of December 31, 2007, we were not a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

From August 2000 (our initial public offering in Germany) through September 2007 our common stock was quoted on the Frankfurt Stock Exchange under the symbol “XMPA” (formerly XMP). In September 2007 our stock closed trading on the Frankfurt Stock Exchange.  Effective December 19, 2005, we began trading on the Nasdaq Capital Market under the symbol “CYTX,” and have since transferred to the Nasdaq Global Market effective February 14, 2006. The following table shows the high and low sales prices for our common stock for the periods indicated, as reported by the Nasdaq Stock Market. These prices do not include retail markups, markdowns or commissions.

Nasdaq Stock Exchange

	High	Low
2005
Quarter ended December 31, 2005	$10.01	$7.60

2006
Quarter ended March 31, 2006	$9.20	$6.65
Quarter ended June 30, 2006	$9.16	$6.66
Quarter ended September 30, 2006	$8.00	$4.05
Quarter ended December 31, 2006	$7.43	$3.87

2007
Quarter ended March 31, 2007	$7.00	$4.56
Quarter ended June 30, 2007	$6.69	$5.36
Quarter ended September 30, 2007	$6.67	$4.85
Quarter ended December 31, 2007	$6.50	$4.88

All of our outstanding shares have been deposited with DTCC since December 9, 2005.

We had approximately 13 stockholders of record as of February 29, 2008. We are aware that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Dividends

We have never declared or paid any dividends and do not anticipate paying any in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	4,252,357	$4.47	—

Equity compensation plans not approved by security holders (2)	1,754,918	$5.78	2,129,146
Total	6,007,275	$4.85	2,129.146
________________________________________
(1)	The 1997 Stock Option and Stock Purchase Plan expired on October 22, 2007.
(2)
The maximum number of shares shall be cumulatively increased on the first January 1 after the Effective Date, August 24, 2004, and each January 1 thereafter for 9 more years, by a number of shares equal to the lesser of (a) 2% of the number of shares issued and outstanding on the immediately preceding December 31, and (b) a number of shares set by the Board.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and the Amex Biotechnology Index during the period from January 1, 2002, through December 31, 2007. The performance shown is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The selected data presented below under the captions “Statements of Operations Data,” “Statements of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2007, are derived from, and should be read in conjunction with, our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007, which have been audited by KPMG LLP, an independent registered public accounting firm, and their report thereon, are included elsewhere in this annual report. The consolidated balance sheets as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2004 and 2003, which were also audited by KPMG LLP, are included with our annual reports previously filed.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands except share and per share data):

	2007	2006	2005	2004	2003

Statements of Operations Data:
Product revenues:
Sales to related party	$792	$1,451	$5,634	$4,085	$12,893
Sales to third parties	—	—	—	2,237	1,186
	792	1,451	5,634	6,322	14,079

Cost of product revenues	422	1,634	3,154	3,384	4,244
Gross profit (loss)	370	(183)	2,480	2,938	9,835

Development revenues:
Development	5,168	6,057	51	158	9
Research grants and other	89	419	320	338	—
	5,257	6,476	371	496	9
Operating expenses:
Research and development	20,020	21,977	15,450	10,384	8,772
Sales and marketing	2,673	2,055	1,547	2,413	4,487
General and administrative	14,184	12,547	10,208	6,551	5,795
Change in fair value of option liabilities	100	(4,431)	3,645	—	—
Restructuring charge	—	—	—	107	451
Equipment impairment charge	—	—	—	42	—
Total operating expenses	36,977	32,148	30,850	19,497	19,505

Other income (expense):
Gain on sale of assets	1,858	—	5,526	—	—
Gain on the sale of assets, related party	—	—	—	13,883	—
Interest income	1,028	708	299	252	417
Interest expense	(155)	(199)	(137)	(177)	(126)
Other income (expense)	(46)	(27)	(55)	15	87
Equity loss in investments	(7)	(74)	(4,172)	—	—
Net loss	$(28,672)	$(25,447)	$(26,538)	$(2,090)	$(9,283)
Basic and diluted net loss per share	$(1.25)	$(1.53)	$(1.80)	$(0.15)	$(0.64)
Basic and diluted weighted average common shares	22,889,250	16,603,550	14,704,281	13,932,390	14,555,047

Statements of Cash Flows Data:
Net cash used in operating activities	$(29,995)	$(16,483)	$(1,101)	$(12,574)	$(7,245)
Net cash provided by investing activities	5,982	591	911	13,425	5,954
Net cash provided by (used in) financing activities	26,576	16,787	5,357	(831)	(997)
Net increase (decrease) in cash	2,563	895	5,167	20	(2,288)
Cash and cash equivalents at beginning of year	8,902	8,007	2,840	2,820	5,108
Cash and cash equivalents at end of year	$11,465	$8,902	$8,007	$2,840	$2,820

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$11,465	$12,878	$15,845	$13,419	$14,268
Working capital	4,168	7,392	10,459	12,458	12,432
Total assets	21,507	24,868	28,166	25,470	28,089
Deferred revenues	2,379	2,389	2,541	2,592	—
Deferred revenues, related party	18,748	23,906	17,311	—	—
Option liabilities	1,000	900	5,331	—	—
Deferred gain on sale of assets	—	—	—	5,650	—
Deferred gain on sale of assets, related party	—	—	—	—	7,539
Long-term deferred rent	473	741	573	80	—
Long-term obligations, less current portion	237	1,159	1,558	1,128	1,157
Total stockholders’ equity (deficit)	$(9,400)	$(10,813)	$(6,229)	$12,833	$14,909

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

Overview

At Cytori, our goal is to become a global provider of medical technologies, helping doctors practice regenerative medicine. Regenerative medicine describes the emerging field that aims to repair or restore lost or damaged organ and cell function. Our commercial activities are currently focused on reconstructive surgery in Europe and stem and regenerative cell banking (cell preservation) in Japan. Our product pipeline is focused on new treatments for cardiovascular disease, orthopedic damage, gastrointestinal disorders, and pelvic health conditions.

The foundation of our business is the Celution™ System product platform. The platform products process the patients’ cells at the bedside in real time so these cells may be re-transplanted into the same patient in the same surgical procedure. The Celution™ System family of products consists of a central device and related single-use consumables that are used in every procedure. We are developing as many applications as possible for the cells, which are processed by the Celution™ System family of products, in order to increase and maximize sales of the central device and related consumables to hospitals, clinics, and physicians.

The Celution™ 800 and 900 are bedside systems that separate stem and regenerative cells residing naturally within adipose (fat tissue). We are introducing the Celution™ 800/CRS in Europe into the reconstructive surgery market and the Celution™ 900/MB in Japan as part of our comprehensive stem cell banking (cryopreservation) product offering. We believe these two markets offer the potential for revenue growth over the next few years until new products come out of our development pipeline. This product development pipeline includes applications for cardiovascular disease, for which two clinical trials are presently underway in Europe, spinal disc repair, gastrointestinal disorders, and pelvic health conditions.

In 2008, we will focus on the following initiatives:

•	Launching the StemSource™ Cell Bank to hospitals in Japan through our commercialization partner, Green Hospital Supply, Inc.
•	Introducing the Celution™ 800/CRS in Europe and Asia-Pacific into the reconstructive surgery market to select physicians and hospitals through our specialized medical distribution network.
•	Initiating two post-marketing studies in Europe with the Celution™ 800/CRS for the reconstruction of breast tissue following partial mastectomy to support expanded marketing efforts and reimbursement.
•	Advancing our cardiovascular disease product pipeline through clinical development.
•	Continue pursuing development and commercialization partnerships for certain therapeutic applications outside our primary focus of reconstructive surgery and cardiovascular disease.

During 2007, we laid the foundation for our 2008 commercial introduction of the Celution™ 800/CRS into the European reconstructive surgery market. A broader launch is expected following the successful completion of two planned breast reconstruction post-partial mastectomy post-marketing studies designed to provide Cytori with additional clinical data to support broad physician adoption and reimbursement. Breast reconstruction is a niche market that we are pursuing because there is a significant medical need for viable reconstructive alternatives to partial mastectomy patients. This segment of the reconstructive surgery market may also be effectively addressed with targeted sales and distribution efforts. There are an estimated 370,000 patients in Europe diagnosed each year with breast cancer, of which approximately 75% are eligible to undergo partial mastectomy. Based on this figure and the survival rate for breast cancer patients, there are already millions of women in Europe who have been treated for breast cancer, for which a percentage could be eligible for partial mastectomy defect reconstruction.

Reconstruction of partial mastectomy defects using adipose-derived stem and regenerative cells, processed with the Celution™ 600 System (a predecessor to the Celution™ 800 System), was reported in December 2007 to be safe and effective in a 21 patient, investigator-initiated study in Japan.  While more clinical trials will be required, the study observed that combining adipose-derived stem and regenerative cells with additional adipose tissue in order to fill the defect area was safe and resulted in 79% patient satisfaction, with a statistically significant improvement and maintenance of tissue thickness six months following surgery. These results formed the basis for the design of our two company-sponsored post-marketing studies in Europe.

In the third quarter of 2007, we entered into a partnership to commercialize the Celution™ 900-based StemSource™ Cell Bank to hospitals throughout Japan. This partnership is important as it allows us to capitalize near-term in a scalable fashion on another application for the Celution™ System platform, the cryopreservation of cells, which is estimated to be a large, untapped medical market in Japan. The first cell banks are expected to be installed by the first half of 2008. In the United States, we are planning to expand the commercial efforts for the StemSource™ Cell Bank business starting in the middle of 2008 through limited marketing activities. Unlike in Japan, we will process and store any orders from patients at our licensed cryopreservation facility in San Diego. Once established we may continue to commercialize on our own or license the U.S. StemSourceTM business to a strategic partner.

The most advanced therapeutic application in our product development pipeline is cardiovascular disease.  We currently have two clinical trials underway for adipose-derived stem and regenerative cells for the treatment of cardiovascular disease, one targeting a chronic form of heart disease and the other targeting heart attacks, an acute form of heart disease.

We identified this market as a priority because we believe there is significant need for new forms of cardiovascular disease treatment and because it represents one of the largest global healthcare market opportunities. The American Heart Association estimates that in the United States of America alone, there are approximately 865,000 heart attacks each year and more than 13,000,000 people suffer from coronary heart disease.

Olympus Partnership

On November 4, 2005, we entered into a strategic development and manufacturing joint venture agreement and other related agreements (“JV Agreements”) with Olympus Corporation (“Olympus”).  As part of the terms of the JV Agreements, we formed a joint venture, Olympus-Cytori, Inc. (the “Joint Venture”), to develop and manufacture future generation devices based on our Celution™ System platform.

Under the Joint Venture Agreements:

•
Olympus paid $30,000,000 for its 50% interest in the Joint Venture.  Moreover, Olympus simultaneously entered into a License/Joint Development Agreement with the Joint Venture and us to develop a second generation commercial system and manufacturing capabilities.

•
We licensed our device technology, including the Celution™ System platform and certain related intellectual property, to the Joint Venture for use in future generation devices.  These devices will process and purify adult stem and regenerative cells residing in adipose (fat) tissue for various therapeutic clinical applications.  In exchange for this license, we received a 50% interest in the Joint Venture, as well as an initial $11,000,000 payment from the Joint Venture; the source of this payment was the $30,000,000 contributed to the Joint Venture by Olympus.  Moreover, upon receipt of a CE mark for the first generation Celution™ System platform in January 2006, we received an additional $11,000,000 development milestone payment from the Joint Venture.

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

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000.  At December 31, 2007 and 2006, the fair value of the Put was $1,000,000 and $900,000, respectively.  Fluctuations in the Put value are recorded in the statements of operations as a component of Change in fair value of option liabilities. The fair value of the Put has been recorded as a long-term liability on the balance sheet in the caption option liability.

The following assumptions were employed in estimating the value of the Put:

	December 31, 2007	December 31, 2006	November 4, 2005

Expected volatility of Cytori	60.00%	66.00%	63.20%
Expected volatility of the Joint Venture	60.00%	56.60%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$9,324,000	$10,110,000	$10,780,000
Probability of a change of control event for Cytori	2.17%	1.94%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	4.04%	4.71%	4.66%

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

The Joint Venture currently has exclusive access to our technology for the development, manufacture, and supply of the devices (second generation and beyond) for all therapeutic applications.  Once a later generation Celution™ System is developed and approved by regulatory agencies, the Joint Venture would sell such systems exclusively to us at a formula-based transfer price; we have retained marketing rights to the second generation devices for all therapeutic applications of adipose stem and regenerative cells.

We have worked closely with Olympus’ team of scientists and engineers to design the future generations Celution™ System so that it will contain certain product enhancements and that can be manufactured in a streamlined manner.

In August 2007, we entered into a License and Royalty Agreement (“Royalty Agreement”) with the Joint Venture which provides us the ability to commercially launch the Celution™ System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows for the sale of the Cytori-developed Celution™ System platform until such  time as the Joint Venture’s products are commercially available for the same market served by Cytori platform, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

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

In a separate agreement entered into on February 23, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received a $1,500,000 payment from Olympus.  As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us for the therapeutic area up to December 31, 2008 when this exclusive right will terminate.

In the third quarter of 2006, we received net proceeds of $16,219,000 from the sale of common stock pursuant to a shelf registration statement, of which $11,000,000 of common stock was purchased by Olympus.

MacroPore Biosurgery

Spine and orthopedic products

By selling our spine and orthopedic surgical implant business to Kensey Nash Corporation (“Kensey Nash”) in the second quarter of 2007, we have completed our transition away from the bioresorbable product line for which we were originally founded.

Thin Film Japan Distribution Agreement

In 2004, we sold the majority of our Thin Film business to MAST.  We retained all rights to Thin Film business in Japan (subject to a purchase option of MAST, which expired in May 2007), and we received back from MAST a license of all rights to Thin Film technologies in the spinal field, exclusive at least until 2012, and the field of regenerative medicine, non-exclusive on a perpetual basis.

In the third quarter of 2004, we entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  Specifically, the license covers Thin Film products with the following indications: anti-adhesion; soft tissue support; and minimization of the attachment of soft tissues.  The Distribution Agreement with Senko commences upon “commercialization.”  Commercialization will occur when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare (“MHLW”).  Following commercialization, the Distribution Agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  To date we have recognized a total of $371,000 in development revenues ($10,000, $152,000, $51,000, and $158,000 for the years ended December 31, 2007, 2006, 2005, and 2004, respectively) related to this agreement.

Capital Requirements and Liquidity

Research and development for the Celution™ System product platform and clinical applications of adipose-derived stem and regenerative cell therapies has been and will continue to be very costly.  We anticipate expanding research and development expenses to fund clinical trials (which were initiated in 2007), pre-clinical research, and general and administrative activities.  As a result, we expect to continue incurring losses in the near future.

Over 99% of our 2007 research and development expenses of $20,020,000 were related to our regenerative cell technology business, and the majority of those were related to optimizing the CelutionTM 800/CRS for reconstructive surgery research and development of cardiovascular disease applications.  We believe research and development expenses will continue to increase should we advance more products into and through clinical trials and as we continue our commercial introductions.  We plan to fund this anticipated research and development from: existing cash and short-term investments; payments, if any, related to potential Celution™ System platform commercialization partnerships; payments, if any, related to potential biomaterial divestitures; potential research grants; and sale of common stock through potential future financings.

As of December 31, 2007, we had cash and cash equivalents and short-term investments on hand of $11,465,000 and an accumulated deficit of $132,132,000.  On February 8, 2008, we entered into an agreement to sell 2,000,000 shares of common stock at $6.00 per share to Green Hospital Supply, Inc. in a private placement.  On February 29, 2008 we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000. We have agreed to close the second half of the private placement on or before April 30, 2008.

Results of Operations

Product revenues

Product revenues relate entirely to our MacroPore Biosurgery segment.  The following table summarizes the components for the years ended December 31, 2007, 2006 and 2005:

	Years ended			$ Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005
Product Revenues:
Spine and orthopedics products	$792,000	$1,451,000	$5,634,000	$(659,000)	$(4,183,000)	(45.4)%	(74.2)%
% attributable to Medtronic	100%	100%	100%

MacroPore Biosurgery:

•	Spine and orthopedic product revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures. These products were sold exclusively to Medtronic.

•	We completely divested this product line to Kensey Nash in May 2007.

The future:  We have already begun and expect to continue to generate regenerative cell technology product revenues during 2008 from Celution™ 800/CRS and consumable sales in Europe and we expect to generate product revenues from StemSourceTM Cell Bank sales in Japan through our distribution partner Green Hospital Supply, Inc. We expect to have product revenues related to our MacroPore Biosurgery segment again when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of product revenues

Cost of product revenues in our MacroPore Biosurgery segment includes material, manufacturing labor, overhead costs and an inventory provision, if applicable.  The following table summarizes the components of our cost of revenues for the years ended December 31, 2007, 2006 and 2005:

	Years ended			$ and % Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005
Cost of product revenues:
Cost of product revenues	$403,000	$1,472,000	$2,874,000	$(1,069,000)	$(1,402,000)	(72.6)%	(48.8)%
% of product revenues	50.9%	101.4%	51.0%	(50.5)%	50.4%	(49.8)%	98.8%
Inventory provision	—	88,000	280,000	(88,000)	(192,000)	—	(68.6)%
% of product revenues	—	6.1%	5.0%	(6.1)%	1.1%	—	22.0%
Stock-based compensation	19,000	74,000	—	(55,000)	74,000	(74.3)%	—
% of product revenues	2.4%	5.1%	—	(2.7)%	5.1%	(52.9)%	—
Total cost of product revenues	$422,000	$1,634,000	$3,154,000	$(1,212,000)	$(1,520,000)	(74.2)%	(48.2)%
Total cost of product revenues as % of Product revenues	53.3%	112.6%	56.0%

MacroPore Biosurgery:

•
The decrease in cost of product revenues for the year ended December 31, 2007 as compared to the same period in 2006 was due to a decrease in production of MacroPore Biosurgery spine and orthopedic products, followed by our sale of the product line in May 2007.

•
The change in cost of revenues for the year ended December 31, 2006 as compared to the same period in 2005 were due primarily to amounts of fixed labor and overhead costs applied to product revenues in each period.  As MacroPore revenues declined, gross margins were negatively affected by fixed costs.

•
Cost of product revenues includes approximately $19,000, $74,000 and $0 of stock-based compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively.   For further details, see stock-based compensation discussion below.

•
During the years ended December 31, 2007, 2006, and 2005, we recorded a provision of $0, $88,000 and $280,000, respectively, related to excess and slow-moving inventory. In 2006 and 2005, this inventory was produced in anticipation of stocking orders from Medtronic which did not materialize.

The future.  We expect to incur costs related to our products once commercialization is achieved for our Japan Thin Film product line, and now that manufacturing of our Celution™ System platform has begun.

Development revenues

The following table summarizes the components of our development revenues for the years ended December 31, 2007, 2006, and 2005:

	Years ended			$ Differences		% Differences
	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005
Regenerative cell technology:
Milestone revenue (Olympus)	$5,158,000	$5,905,000	$—	$(747,000)	$5,905,000	(12.7)%	—
Research grant (NIH)	—	310,000	312,000	(310,000)	(2,000)	—	(0.6)%
Regenerative cell storage services	4,000	7,000	8,000	(3,000)	(1,000)	(42.9)%	(12.5)%
Other	85,000	102,000	—	(17,000)	102,000	(16.7)%	—
Total regenerative cell technology	5,247,000	6,324,000	320,000	(1,077,000)	6,004,000	(17.0)%	1,876.3%

MacroPore Biosurgery:
Development (Senko)	10,000	152,000	51,000	(142,000)	101,000	(93.4)%	198.0%

Total development revenues	$5,257,000	$6,476,000	$371,000	$(1,219,000)	$6,105,000	(18.8)%	1,645.6%

Regenerative cell technology:

•
We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the year ended December 31, 2007, we recognized $5,158,000 of revenue associated with our arrangements with Olympus.  The revenue recognized in 2007 was a result of completing a pre-clinical study milestone in the second quarter and completing a development milestone in the third quarter.  During the year ended December 31, 2006, we recognized $5,905,000 of revenue associated with our arrangements with Olympus.  The revenue recognized in 2006 was a result of completing a pre-clinical study milestone in the first quarter, receiving a CE mark for the Celution™ 600 System, and reaching three additional milestones in the fourth quarter.  One milestone related to the completion of a pre-clinical study while the other two were results of product development efforts.  There was no similar revenue in 2005.

•
The research grant revenue related to our agreement with the National Institutes of Health (“NIH”).  Under this arrangement, the NIH reimbursed us for “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction.  To receive funds under the grant arrangement, we were required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the grant agreement between the NIH and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to research on Adipose-Derived Cell Therapy for Myocardial Infarction, and (iii) file appropriate forms and follow appropriate protocols established by the NIH.

During the year ended December 31, 2006, we incurred $479,000 in expenditures, of which $310,000 were qualified.  We recorded a total of $310,000 in revenues for the year ended December 31, 2006, which included allowable grant fees as well as cost reimbursements.  During the year ended December 31, 2005, we incurred $306,000 in qualifying expenditures.  We recorded a total of $312,000 in revenues for the years ended December 31, 2005, which include allowable grant fees as well as cost reimbursements. Our work under this NIH agreement was completed in 2006; as a result, there were no comparable revenues or costs in 2007.

MacroPore Biosurgery (Thin Film):

Under a Distribution Agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•
Upon notifying Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we were entitled to a nonrefundable payment of $1,250,000.  We so notified Senko on September 28, 2004, received payment in October of 2004, and recorded deferred revenues of $1,250,000.  As of December 31, 2006, of the amount deferred, we have recognized development revenues of $371,000 ($10,000 in 2007, $152,000 in 2006, $51,000 in 2005, and $158,000 prior to 2005).

•
In addition, we also received a $1,500,000 license fee that was recorded as a component of deferred revenues in the accompanying balance sheet.  Because the $1,500,000 in license fees is potentially refundable, such amounts will not be recognized as revenues until the refund rights expire.  Specifically, half of the license fee is refundable if the parties agree commercialization is not achievable and a proportional amount is refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-commercialization.

•	We are also entitled to a non-refundable payment of $250,000 once we achieve commercialization.

The future:  We expect to recognize revenues from our regenerative cell technology segment during 2008 as we complete additional research and development activities.  If we are successful in achieving certain milestone points related to these activities, we will recognize approximately $1,500,000 in revenues in 2008.  The exact timing of when amounts will be reported in revenue will depend on internal and external considerations, including obtaining the necessary regulatory approvals for various therapeutic applications related to the Celution™ System platform.  The cash for these performance obligations was received when the agreement was signed and no further related cash payments will be made to us.

Additionally, we expect to recognize approximately $250,000 in revenues during 2008 from the newly awarded NIH grant.  We were awarded $250,000 late 2007 to study adipose-derived stem and regenerative cells for vascular disease.

We will continue to recognize revenue from the development work we are performing on behalf of Senko, based on the relative fair value of the milestones completed as compared to the total efforts expected to be necessary to obtain regulatory clearance with the MHLW.  Obtaining regulatory clearance with the MHLW for initial commercialization is expected in 2008.  Accordingly, we expect to recognize approximately $1,129,000 (consisting of $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement in 2008.  Moreover, we expect to recognize $500,000 per year associated with deferred Senko license fees over a three-year period following commercialization as the refund rights associated with the license payment expire.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies, and clinical studies.  The following table summarizes the components of our research and development expenses for the years ended December 31, 2007, 2006 and 2005:

	Years ended			$ Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Regenerative cell technology:
Regenerative cell technology	$12,889,000	$11,967,000	$11,487,000	$922,000	$480,000	7.7%	4.2%
Development milestone (Joint Venture)	6,293,000	7,286,000	1,136,000	(993,000)	6,150,000	(13.6)%	541.4%
Research grants (NIH)	—	479,000	306,000	(479,000)	173,000	—	56.5%
Stock-based compensation	645,000	1,015,000	67,000	(370,000)	948,000	(36.5)%	1,414.9%
Total regenerative cell technology	19,827,000	20,747,000	12,996,000	(920,000)	7,751,000	(4.4)%	59.6%

MacroPore Biosurgery:
Bioresorbable polymer implants	111,000	1,027,000	2,213,000	(916,000)	(1,186,000)	(89.2)%	(53.6)%
Development milestone (Senko)	80,000	178,000	129,000	(98,000)	49,000	(55.1)%	38.0%
Stock-based compensation	2,000	25,000	112,000	(23,000)	(87,000)	(92.0)%	(77.7)%
Total MacroPore Biosurgery	193,000	1,230,000	2,454,000	(1,037,000)	(1,224,000)	(84.3)%	(49.9)%
Total research and development expenses	$20,020,000	$21,977,000	$15,450,000	$(1,957,000)	$6,527,000	(8.9)%	42.2%

Regenerative cell technology:

•
Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose (fat) tissue as a source for autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution™ System platform, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors in 2006 and 2007.  Professional services expense (which includes pre-clinical and clinical study costs) decreased by $1,163,000 from 2006 to 2007, of which $422,000 was attributed to a decrease in pre-clinical and clinical study expense primarily due to a transition in focus from pre-clinical studies to clinical studies.  Although clinical study costs are expected to exceed those for pre-clinical studies, they are also typically spread out over a longer period of time.  Rent and utilities expense decreased by $316,000 from 2006 to 2007 primarily due the termination of leases at our Top Gun location in San Diego, CA.  These decreases were offset by an increase in travel expense of $389,000 and an increase in repair and maintenance expense of $382,000 from 2006 to 2007.

The increase in regenerative cell technology expenses from 2005 to 2006 was due primarily to the hiring of additional researchers, engineers, and support staff.  It was also a result of increased costs for pre-clinical and clinical studies conducted in 2006 as compared with 2005 as well as increased rent and utility expense due to the addition of our new facility during the latter half of 2005.

Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices, including the next generation Celution™ device.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.  For the years ended December 31, 2007, 2006, and 2005, costs associated with the development of the device were $6,293,000, $7,286,000 and $1,136,000, respectively.  These expenses were composed of $3,217,000, $3,663,000 and $565,000 in labor and related benefits, $1,973,000, $2,405,000 and $571,000 in consulting and other professional services, $567,000, $872,000 and $0 in supplies and $536,000, $346,000 and $0 in other miscellaneous expense, respectively.

•
In 2004, we entered into an agreement with the NIH to reimburse us for up to $950,000 (Phase I $100,000 and Phase II $850,000) in “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. For the years ended December 31, 2006 and 2005, we incurred $479,000 and $306,000, respectively, of direct expenses relating entirely to Phase I and II.  Of these expenses, $169,000 were not reimbursed in 2006.  To date, we have incurred $1,125,000 of direct expenses ($180,000 of which were not reimbursed) relating to both Phases I and II of the agreement.  There were no comparable expenditures in 2007 as our work under this NIH agreement was completed during 2006.

•
Stock-based compensation for the regenerative cell technology segment of research and development was $645,000, $1,015,000 and $67,000 for the years ended December 31, 2007, 2006 and 2005, respectively. See stock-based compensation discussion below for more details.

MacroPore Biosurgery:

•
Our bioresorbable surgical implants platform technology is used for development of spine and orthopedic products and Thin Film products.  The decrease in research and development costs associated with bioresorbable implants for the year ended December 31, 2007 as compared with the same period in 2006 and 2005 was due primarily to our ongoing strategy of reallocating resources toward our regenerative cell technology segment, as well as to termination of spine and orthopedic product research upon sale of that product line in May 2007.  Labor and related benefits expense, not including stock-based compensation, decreased by $285,000 for the year ended December 31, 2007 as compared to 2006.  Other notable decreases from 2006 to 2007 were in rent and utilities of $170,000, repair and maintenance of $119,000, and depreciation and amortization expense of $185,000.  Decrease from 2005 to 2006 is primarily due to a decrease in labor and related benefits expense, travel and entertainment, professional services and depreciation expense.

•
Under a Distribution Agreement with Senko we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  During the years ended December 31, 2007, 2006 and 2005, we incurred $80,000, $178,000 and $129,000, respectively, of expenses related to this regulatory and registration process.

•
Stock-based compensation for the MacroPore Biosurgery segment of research and development for the years ended December 31, 2007, 2006, and 2005 was $2,000, $25,000 and $112,000, respectively.  See stock-based compensation discussion below for more details.

The future:  Our strategy is to continue to increase our research and development efforts in the regenerative cell field and we anticipate expenditures in this area of research to total approximately $22,000,000 to $24,000,000 in 2008.  We are researching therapies for cardiovascular disease, new approaches for aesthetic and reconstructive surgery, gastrointestinal disorders and spine and orthopedic conditions.  The expenditures have and will continue to primarily relate to developing therapeutic applications and conducting pre-clinical and clinical studies on adipose-derived stem and regenerative cells.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, and promotional activities and materials.  Medtronic was responsible for the distribution, marketing and sales support of our spine and orthopedic devices.  The following table summarizes the components of our sales and marketing expenses for the years ended December 31, 2007, 2006 and 2005:

	Years ended			$ Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Regenerative cell technology:
International sales and marketing	$2,231,000	$1,271,000	$494,000	$960,000	$777,000	75.5%	157.3%
Stock-based compensation	265,000	517,000	—	(252,000)	517,000	(48.7)%	—
Total regenerative cell technology	2,496,000	1,788,000	494,000	708,000	1,294,000	39.6%	261.9%

MacroPore Biosurgery:
General corporate marketing	21,000	154,000	388,000	(133,000)	(234,000)	(86.4)%	(60.3)%
International sales and marketing	156,000	104,000	552,000	52,000	(448,000)	50.0%	(81.2)%
Stock-based compensation	—	9,000	113,000	(9,000)	(104,000)	—	(92.0)%
Total MacroPore Biosurgery	177,000	267,000	1,053,000	(90,000)	(786,000)	(33.7)%	(74.6)%
Total sales and marketing	$2,673,000	$2,055,000	$1,547,000	$618,000	$508,000	30.1%	32.8%

Regenerative Cell Technology:

•
The increase in international sales and marketing expense for the year ended December 31, 2007 as compared to same period in 2006 was mainly attributed to the increase in salary and related benefits expense of $409,000, and other increases are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology.

The increase in international sales and marketing expense for the year ended December 31, 2006 as compared to same period in 2005 was primarily due to the increase in salary and related benefits expense of $402,000, increase in professional services of $71,000, and increase in travel and meals expense of $106,000.
•
Stock-based compensation for the regenerative cell segment of sales and marketing for the year ended December 31, 2007 and 2006 was $265,000 and $517,000, respectively.  There was no similar expense in 2005.  See stock-based compensation discussion below for more details.

MacroPore Biosurgery:

•
General corporate marketing expenditures related to expenditures for maintaining our corporate image and reputation within the research and surgical communities.  Expenditures in this area declined to $21,000 in 2007 as we focused more on our regenerative cell technology business and exited from our spine and orthopedic implant business.  The decrease from the year ended December 31, 2006 as compared to 2005 was due to a strategic decision to allocate resources towards our regenerative cell technology marketing, which in turn prompted a reduction in headcount in biomaterials and general corporate marketing.

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

•
Stock-based compensation for the MacroPore Biosurgery segment of sales and marketing for the years ended December 31, 2007, 2006 and 2005 was $0, $9,000 and $113,000, respectively.  See stock-based compensation discussion below for more details.

The future.  We expect sales and marketing expenditures related to regenerative cell technology to increase as we continue to expand our pursuit of strategic alliances and co-development partners, and market our Celution™ 800 CRS and StemSource™ Cell Bank in 2008.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  The following table summarizes the general and administrative expenses for the years ended December 31, 2007, 2006 and 2005:

	Years ended			$ Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

General and administrative	$12,805,000	$10,967,000	$10,096,000	$1,838,000	$871,000	16.8%	8.6%
Stock-based compensation	1,379,000	1,580,000	112,000	(201,000)	1,468,000	(12.7)%	1,310.7%
Total general and administrative expenses	$14,184,000	$12,547,000	$10,208,000	$1,637,000	$2,339,000	13.0%	22.9%

•
General and administrative expense, for the year ended December 31, 2007 as compared to the same period in 2006 increased by $1,637,000.  This was primarily a result of increases in salary and related benefit expense of $802,000 and increases in professional services of $1,160,000, offset by a decrease in stock-based compensation of $201,000 for the year ended December 31, 2007 as compared with 2006.  The increase in salary and related benefit expense was mainly attributed to an increase in headcount.  The increase in professional services was mainly attributed to an increase of $266,000 in consulting services, increases in accounting fees of $196,000, and an increase in legal expenses of $863,000, partly incurred in connection with the University of Pittsburgh’s lawsuit challenging the inventorship of our licensor’s U.S. patent relating to adult stem cells isolated from adipose tissue, offset by a decrease in other professional services of $165,000.  In addition, we incurred a non-recurring fee of $322,000 related to our February 2007 sale of common stock.

General and administrative expense, for the year ended December 31, 2006 as compared to the same period in 2005 increased by $2,339,000.  This was primarily a result of increased stock-based compensation of $1,468,000 as well as increases in other salary and related benefit expense of $677,000.  The increase in salary and related benefit expense was mainly attributed to an increase in headcount.  Professional services for the year ended December 31, 2006 as compared with 2005 increased by $935,000, which includes an increase of $777,000 in legal expenses, partly incurred in connection with the University of Pittsburgh’s lawsuit challenging the inventorship of our licensor’s U.S. patent relating to adult stem cells isolated from adipose tissue.  Also contributing $487,000 to the increase in legal expense was the issuance of 100,000 shares of stock to the Regents of the University of California (“UC”) at a stock price of $4.87 per share pursuant to an amended technology license agreement that was finalized in the third quarter of 2006.

•
In the second and fourth quarters of 2006, we recorded an additional $118,000 and $103,000 of depreciation expense to accelerate the estimated remaining lives for furniture and fixtures no longer in use due to our relocation as well as outdated computer software and related equipment.  We also recorded a charge to general and administrative expenses in the fourth quarter of 2006 related to leasehold improvements that had a shortened useful life due to the termination of one of our leases.

•
Stock-based compensation related to general and administrative expense for the years ended December 31, 2007, 2006 and 2005 was $1,379,000, $1,580,000 and $112,000, respectively.  See stock-based compensation discussion below for more details.

The future.  We expect general and administrative expenses of approximately $10,000,000 to $12,000,000 in 2008.  We are seeking ways to minimize the ratio of these expenses to research and development expenses.  As a result, we have begun efforts to restrain general and administrative expense.

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

Stock-based compensation expenses

As noted previously, we adopted SFAS 123R on January 1, 2006.  2005 period figures have not been restated and therefore are not comparable to the 2006 and 2007 presentation.

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

Stock-based compensation expense related to common stock issued to non-employees is the fair value of the stock on the date of issuance, even if such stock contains sales restrictions.  The following table summarizes the components of our stock-based compensation for the years ended December 31, 2007, 2006 and 2005:

	Years ended			$ Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Regenerative cell technology:
Research and development related	$645,000	$1,015,000	$67,000	$(370,000)	$948,000	(36.5)%	1,414.9%
Sales and marketing related	265,000	517,000	—	(252,000)	517,000	(48.7)%	—
Total regenerative cell technology	910,000	1,532,000	67,000	(622,000)	1,465,000	(40.6)%	2,186.6%

MacroPore Biosurgery:
Cost of product revenues	19,000	74,000	—	(55,000)	74,000	(74.3)%	—
Research and development related	2,000	25,000	112,000	(23,000)	(87,000)	(92.0)%	(77.7)%
Sales and marketing related	—	9,000	113,000	(9,000)	(104,000)	—	(92.0)%
Total MacroPore Biosurgery	21,000	108,000	225,000	(87,000)	(117,000)	(80.6)%	(52.0)%

General and administrative related	1,379,000	1,580,000	112,000	(201,000)	1,468,000	(12.7)%	1,310.7%
Total stock-based compensation	$2,310,000	$3,220,000	$404,000	$(910,000)	$2,816,000	(28.3)%	697.0%

Regenerative cell technology:

•
Of the $910,000 charge to stock-based compensation for the year ended December 31, 2007, $6,000 related to award modifications for the termination of the employment of our Vice President of Research, Regenerative Cell Technology. The charge reflects the incremental fair value of (a) the accelerated unvested stock options and (b) the extended vested stock options (over the fair value of the original awards at the modification date).  There will be no further charges related these modifications.

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

•
Of the $1,379,000 charge to stock-based compensation for the year ended December 31, 2007, $58,000 related to award modifications for the termination of the employment of two employees.  The charge reflects the incremental fair value of (a) the accelerated unvested stock options and (b) the extended vested stock options (over the fair value of the original awards at the modification date).  There will be no further charges related these modifications.

During the second quarter of 2007, we made company-wide stock option grants to our non-executive employees to purchase 213,778 shares of our common stock, subject to a four-year graded vesting schedule. The grant date fair value for the awards was $3.65 per share. The resulting share-based compensation expense of $739,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

Of the $3,220,000 charge to stock-based compensation for the year ended December 31, 2006, $420,000 related to extensions and cancellations of awards previously granted to (a) our former Senior Vice President of Finance and Administration, who retired in May 2006, and (b) (i) our former Senior Vice President, Business Development, (ii) our former Vice President, Marketing and Development, and (iii) the position of a less senior employee, whose positions were eliminated during 2006.  The charge reflects the incremental fair value of the extended vested stock options over the fair value of the original awards at the modification date as well as the acceleration of unrecognized compensation cost associated with cancelled option awards that would have been recognized if the four individuals continued to vest in their options until the end of their employment term.  There will be no further charges related to these modifications.

In August 2005, our Chief Operating Officer (“COO”) ceased employment with us.  We agreed to pay the former COO a lump sum cash severance payment of $155,164 and extended the exercise period for two years on 253,743 vested stock options.  The incremental value of the options due to the modification was $337,000.  We recorded an expense in the third quarter of 2005 to reflect the lump sum cash severance payment and the value of the vested stock options, which constitutes the entire expense related to these options, and no future period charges will be required.  This $337,000 was allocated in the table above in equal portions among three departmental categories, consistent with previous allocations of the former COO’s compensation expense.

The future.  We will continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of December 31, 2007, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $4,623,000. These costs are expected to be recognized over a weighted average period of 1.86 years.

Change in fair value of option liabilities

The following is a table summarizing the change in fair value of option liabilities for the years ended December 31, 2007, 2006 and 2005:

	Years ended			$ Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Change in fair value of option liability.	$—	$(3,731,000)	$3,545,000	$3,731,000	$(7,276,000)	—	(205.2)%
Change in fair value of put option liability	100,000	(700,000)	100,000	800,000	(800,000)	(114.3)%	(800.0)%
Total change in fair value of option liabilities.	$100,000	$(4,431,000)	$3,645,000	$4,531,000	$(8,076,000)	(102.3)%	(221.6)%

•
We granted Olympus an option to acquire 2,200,000 shares of our common stock in 2005.  The exercise price of the option shares was $10 per share.  We had accounted for this grant as a liability because had the option been exercised, we would have been required to deliver listed shares of our common stock to settle the option shares.  In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the fair value of this option was re-measured at the end of each quarter, using the Black-Scholes option pricing model, with the movement in fair value reported in the statement of operations as a change in fair value of option liabilities.  This option expired unexercised on December 31, 2006.

•
In reference to the Joint Venture, the Shareholders’ Agreement between Cytori and Olympus provides that in certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to us at the higher of (a) $22,000,000 or (b) the Put’s fair value.  The value of the Put has been classified as a liability.

The valuations of the Put were completed using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation).  The valuations are based on assumptions as of the valuation date with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate.

The following assumptions were employed in estimating the value of the Put:

	December 31, 2007	December 31, 2006	December 31, 2005

Expected volatility of Cytori	60.00%	66.00%	63.20%
Expected volatility of the Joint Venture	60.00%	56.60%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$9,324,000	$10,110,000	$10,780,000
Probability of a change of control event for Cytori	2.17%	1.94%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	4.04%	4.71%	4.39%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Other income (expense)

The following table summarizes the gain on sale of assets for the years ended December 31, 2007, 2006 and 2005:

	Years ended			$ Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Gain on sale of assets	$1,858,000	$—	$5,526,000	$1,858,000	$(5,526,000)	—	—
Total	$1,858,000	$—	$5,526,000	$1,858,000	$(5,526,000)	—	—

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
$1,012,000

We incurred expenses of $109,000 in connection with the sale during the second quarter of 2007.  As part of the disposition agreement, we were required to provide training to Kensey Nash representatives in all aspects of the manufacturing process related to the transferred spine and orthopedic product line, and to act in the capacity of a product manufacturer from the point of sale through August 2007.  Because of these additional manufacturing requirements, we deferred $196,000 of the gain related to the outstanding manufacturing requirements, and we recognized $1,858,000 as a gain on sale in the statement of operations during the second quarter of 2007.  These manufacturing requirements were completed in August as planned, and the associated costs were classified against the deferred balance, reducing it to zero.  As of December 31, 2007, no further costs or adjustments relating to this product line sale are anticipated.

The revenues and expenses related to the spine and orthopedic product line transferred to Kensey Nash for the years ended December 31, 2007, 2006 and 2005 were as follows:

	For the years ended December 31,
	2007	2006	2005

Revenues	$792,000	$1,451,000	$5,634,000
Cost of product revenues	(422,000)	(1,634,000)	(3,154,000)
Research & development	(113,000)	(1,052,000)	(2,325,000)
Sales & marketing	(21,000)	(163,000)	(501,000)

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

The future.  No additional gains will be recognized related to either sale.

Financing items

The following table summarizes interest income, interest expense, and other income and expenses for the years ended December 31, 2007, 2006, and 2005:

	Years ended			$ Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Interest income	$1,028,000	$708,000	$299,000	$320,000	$409,000	45.2%	136.8%
Interest expense	(155,000)	(199,000)	(137,000)	44,000	(62,000)	(22.1)%	45.3%
Other income (expense)	(46,000)	(27,000)	(55,000)	(19,000)	28,000	70.4%	(50.9)%
Total	$827,000	$482,000	$107,000	$345,000	$375,000	71.6%	350.5%

•
Interest income increased in 2007 as compared to 2006 due to a larger balance of funds available for investment, as a result of (i) the sale of common stock and common stock warrants under the shelf registration statement in February 2007, (ii) proceeds from the common stock private placement to Green Hospital Supply, Inc. in April 2007, and (iii) proceeds from the sale of our bioresorbable spine and orthopedic surgical implant product line to Kensey Nash in May 2007.  Interest income increased in 2006 as compared to 2005 due to a larger balance of funds available for investment, which was a result of the transactions with Olympus, as well as the sale of common stock in the third quarter of 2006.

•
Interest expense decreased in 2007 as compared to 2006 due to the lower principal balances on our long-term equipment-financed borrowings as we repay our promissory notes.  Interest expense increased in 2006 as compared to 2005 due to higher principal balances on our long-term equipment-financed borrowings.  In late 2005, we executed an additional promissory note, with approximately $1,380,000 in principal. Our most recent promissory note, with approximately $600,000 in principal, was executed in December 2006.

•	The changes in other income (expense) in 2007, 2006 and 2005 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in 2008 will be dependent on our levels of funds available for investment as well as general economic conditions.  We expect interest expense to decrease slightly in 2008 as we continue to repay the promissory note balances.

Equity loss from investment in Joint Venture

The following table summarizes equity loss from investment in joint venture for the years ended December 31, 2007, 2006, and 2005:

	Years ended			$ Differences		% Differences
	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Equity loss from investment in joint venture	$(7,000)	$(74,000)	$(4,172,000)	$67,000	$4,098,000	(90.5)%	(98.2)%

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.  The 2005 loss related to the payment, of a portion of the original capital which Olympus invested in the Joint Venture, back to Olympus, in exchange for a development services agreement.

The future.  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  Over the next two to three years, the Joint Venture is expected to incur labor costs related to the development of our second generation commercial system as well as general and administrative expenses, offset by royalty income expected to begin in 2008 when Cytori commercializes its Celution™ 800/CRS in Europe and Celution™ 900-based StemSource™  Cell Bank in Japan.  Though we have no obligation to do so, we and Olympus plan to jointly fund the Joint Venture to cover any costs should the Joint Venture deplete its cash balance.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2007, 2006, and 2005:

	Years ended			$ Differences		% Differences

	2007	2006	2005	2007 to 2006	2006 to 2005	2007 to 2006	2006 to 2005

Cash and cash equivalents	$11,465,000	$8,902,000	$8,007,000	$2,563,000	$895,000	28.8%	11.2%
Short-term investments, available for sale	—	3,976,000	7,838,000	(3,976,000)	(3,862,000)	—	(49.3)%
Total cash and cash equivalents and short-term investments, available for sale	$11,465,000	$12,878,000	$15,845,000	$(1,413,000)	$(2,967,000)	(11.0)%	(18.7)%

Current assets	$12,238,000	$13,978,000	$17,540,000	$(1,740,000)	$(3,562,000)	(12.4)%	(20.3)%
Current liabilities	8,070,000	6,586,000	7,081,000	1,484,000	(495,000)	22.5%	(7.0)%
Working capital	$4,168,000	$7,392,000	$10,459,000	$(3,224,000)	$(3,067,000)	(43.6)%	(29.3)%

In order to provide greater financial flexibility and liquidity, and in view of the substantial cash needs of our regenerative cell business during its development stage, we have an ongoing need to raise additional capital.  In the third quarter of 2006, we received net proceeds of $16,219,000 from the sale of common stock pursuant to a shelf registration statement, of which Olympus purchased $11,000,000; the remaining shares were purchased by other institutional investors.  Additionally, in the first quarter of 2007, we received net proceeds of $19,901,000 from the sale of units consisting of 3,746,000 shares of common stock and 1,873,000 common stock warrants (with an exercise price of $6.25 per share) under the shelf registration statement.  In the second quarter of 2007, we received net proceeds of $6,000,000 from the sale of 1,000,000 shares of common stock to Green Hospital Supply, Inc. in a private placement.  Also, in the second quarter of 2007, we successfully divested our spine and orthopedic product line to Kensey Nash for gross proceeds of $3,175,000.

With consideration of these endeavors as well as existing funds, additional capital will need to be raised during 2008 through the operations, and other accessible sources of financing, to provide us adequate cash to satisfy our working capital, capital expenditures, debt service and other financial commitments at least through December 31, 2008.  On February 8, 2008, we entered into an agreement to sell 2,000,000 shares of common stock at $6.00 per share to Green Hospital Supply, Inc. in a private placement.  On February 29, 2008 we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000. We have agreed to close the second half of the private placement on or before April 30, 2008.

The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its products primarily for development and pre-clinical activities and for clinical trials.  Additionally, the Company believes that without additional capital from operations and other accessible sources of financing it does not currently have adequate funding to complete the development, preclinical activities and clinical trials required to bring its future products to market, therefore, it will require significant additional funding.  If the Company is unsuccessful in its efforts to raise additional funds through accessible sources of financing, strategic relationships or through revenue sources, it will be required to significantly reduce or curtail its research and development activities and other operations. Management actively monitors cash expenditures and projected expenditures as we progress toward our goals of product commercialization and sales in an effort to match projected expenditures to available cash flow.

From inception to December 31, 2007, we have financed our operations primarily by:

•	Issuing stock in pre-IPO transactions, a 2000 initial public offering in Germany, and stock option exercises,

•	Generating revenues,

•	Selling the bioresorbable implant CMF product line in September 2002,

•	Selling the bioresorbable implant Thin Film product line (except for the territory of Japan), in May 2004,

•	Licensing distribution rights to Thin Film in Japan, in exchange for an upfront license fee in July 2004 and an initial development milestone payment in October 2004,

•	Obtaining a modest amount of capital equipment long-term financing,

•	Selling 1,100,000 shares of common stock to Olympus under an agreement which closed in May 2005,

•	Upfront and milestone fees from our Joint Venture with Olympus, which was entered into in November 2005,

•	Receiving funds in exchange for granting Olympus an exclusive right to negotiate in February 2006,

•	$16,219,000 in net proceeds from a common stock sale under the shelf registration statement in August 2006,

•	$19,901,000 in net proceeds from the sale of common stock plus common stock warrants under the shelf registration statement in February 2007,

•	$6,000,000 in net proceeds from a private placement to Green Hospital Supply, Inc. in April 2007, and

•	Receiving gross proceeds of $3,175,000 from the sale of our bioresorbable spine and orthopedic surgical implant product line to Kensey Nash in May 2007.

We entered into a strategic development and manufacturing joint venture as well as other agreements with Olympus in November 2005.  Under the collaborative arrangements, we formed the Joint Venture with Olympus to develop and manufacture future generation devices based on our Celution™ System platform.  Pursuant to the terms of the agreements, we received $11,000,000 in cash upon closing in the fourth quarter of 2005; this cash is incremental to the proceeds received under the May 2005 Olympus equity investment.

In January 2006, we also received an additional $11,000,000 upon our receipt of a CE mark for the Celution™ 600 and received an additional $1,500,000 in the first half of 2006 in exchange for the grant to Olympus of an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.

In August 2006, we sold 2,918,000 shares of our common stock at $5.75 per share for an aggregate of approximately $16,800,000.  Olympus purchased $11,000,000 of these shares and the remaining balance was purchased by certain institutional investors.  We received proceeds of $16,219,000, net of related offering costs and fees.

In February 2007, we sold units consisting of 3,746,000 shares of common stock and 1,873,000 common stock warrants (with an exercise price of $6.25 per share) to institutional and accredited investors.  We received proceeds of approximately $19,901,000, net of related offering costs and fees.

We received net proceeds of $6,000,000 from the sale of 1,000,000 shares of common stock to Green Hospital Supply, Inc. in a private placement in April 2007.

In May 2007, we successfully divested our spine and orthopedic product line to Kensey Nash for gross proceeds of $3,175,000.

We don’t expect significant capital expenditures in 2008; however, if necessary, we may borrow under our Amended Master Security Agreement.

Any excess funds will be invested in short-term available-for-sale investments.

Our cash requirements for 2008 and beyond will depend on numerous factors, including the resources we devote to developing and supporting our investigational cell therapy products, market acceptance of any developed products, regulatory approvals and other factors.  We expect to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time and have therefore positioned ourselves to expand our cash position through actively pursuing co-development and marketing agreements, research grants, and licensing agreements related to our regenerative cell technology platform.

The following summarizes our contractual obligations and other commitments at December 31, 2007, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$958,000	$721,000	$237,000	$—	$—
Interest commitment on long-term obligations	83,000	68,000	15,000	—	—
Operating lease obligations	4,029,000	1,696,000	2,333,000	—	—
Pre-clinical research study obligations	196,000	196,000	—	—	—
Clinical research study obligations	9,295,000	4,155,000	4,740,000	400,000	—
Total	$14,561,000	$6,836,000	$7,325,000	$400,000	$—

Net cash (used in) provided by operating, investing and financing activities for the years ended December 31, 2007, 2006 and 2005, is summarized as follows:

	Years Ended

	2007	2006	2005

Net cash used in operating activities	$(29,995,000)	$(16,483,000)	$(1,101,000)
Net cash provided by investing activities	5,982,000	591,000	911,000
Net cash provided by financing activities	26,576,000	16,787,000	5,357,000

Operating activities

Net cash used in operating activities for all periods presented resulted primarily from expenditures related to our regenerative cell research and development efforts.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated a $28,672,000 net loss for the year ended December 31, 2007.  The cash impact of this loss was $29,995,000, after adjusting for the $5,158,000 of deferred revenue, related party, recognized in 2007, for which cash was received in earlier years, $1,858,000 of gain on sale of assets, $1,616,000 of non-cash depreciation and $2,310,000 non-cash stock based compensation expense, along with other changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated a $25,447,000 net loss for the year ended December 31, 2006.  The cash impact of this loss was $16,483,000, after adjusting for the $11,000,000 cash we received in 2006 from the Joint Venture upon obtaining the CE Mark in the first quarter of 2006, the $1,500,000 received from Olympus mentioned above, $2,120,000 of non-cash depreciation and amortization, $3,220,000 non-cash stock based compensation expense, and $4,431,000 non-cash change in the fair value of option liabilities, along with other changes in working capital due to timing of product shipments and payment of liabilities.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated a $26,538,000 net loss for the year ended December 31, 2005.  The cash impact of this loss was $1,101,000, after adjusting for the $17,311,000 we received from Olympus as discussed previously.  Other adjustments include material non-cash activities, such as the gain on sale of assets, depreciation and amortization, changes in the fair value of the Olympus option liabilities, stock based compensation expense, equity loss from investment in Joint Venture, as well as for changes in working capital due to the timing of product shipments and payment of liabilities.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2007 resulted primarily from net proceeds from the purchase and sale of short-term investments and proceeds from the sale of assets, offset in part by expenditures for leasehold improvements.

Net cash provided by investing activities for the year ended December 31, 2006 and 2005 resulted primarily from net proceeds from the purchase and sale of short-term investments, offset in part by expenditures for leasehold improvements.

Capital spending is essential to our product innovation initiatives and to maintain our operational capabilities.  For the years ended December 31, 2007, 2006 and 2005, we used cash to purchase $563,000, $3,138,000 and $1,846,000, respectively, of property and equipment to support manufacturing of our bioresorbable implants and for the research and development of the regenerative cell technology platform.  The increase in 2006 capital spending was caused primarily by expenditures for leasehold improvements made to our new facilities.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2007 related mainly to the issuance of common stock and common stock warrants under the shelf registration statement in exchange for net proceeds of $19,901,000 and a common stock private placement made with Green Hospital Supply, Inc. for net proceeds of $6,000,000.  Net cash proceeds provided by financing activities also consisted of proceeds from the exercise of employee stock options, offset to some extent by principal payments on long-term obligations.

The net cash provided by financing activities for the year ended December 31, 2006 related mainly to the issuance of 2,918,255 shares of our common stock in exchange for $16,219,000, net of related expenses.  Net cash provided by financing activities also comprised from proceeds from the exercise of employee stock options, offset by principal payments on long-term obligations.

The net cash provided by financing activities for the year ended December 31, 2005 related mainly to the proceeds received from Olympus as noted above.  Sale proceeds consisted of $3,003,000 for the sale of common stock and $1,686,000 for the issuance of options.  Net cash proceeds provided by financing activities also consisted of proceeds from the exercise of employee stock options as well as proceeds from the promissory note borrowings.

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

However, we have also entered into more complex arrangements, including but not limited to our contracts with Olympus, Senko, and the NIH.  Moreover, some of our non-recurring transactions, such as our disposition of the majority of our Thin Film business to MAST, contain elements that relate to our revenue producing activities.

As a result, some of our most critical accounting judgments relate to the identification, timing, and presentation of revenue related activities. These critical judgments are as follows:

Multiple-element arrangements

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

In arriving at our conclusions, we had to consider whether our customer, Senko, would receive stand alone value from each delivered element.  We also, in some cases, had to look to third party evidence to support the fair value of certain undelivered elements.  Finally, we had to make assumptions about how the non-separable elements of the arrangement are earned, particularly the estimated period over which Senko will benefit from the arrangement (refer to the “Recognition” discussion below for further background).

We also agreed to perform elements under the November 4, 2005 agreements we signed with Olympus, including:

•
Granting the Joint Venture (which Olympus is considered to control) an exclusive and perpetual manufacturing license to our device technology, including the Celution™ System platform and certain related intellectual property; and

•	Completing certain pre-clinical and clinical studies, assisting with product development and seeking regulatory approval and/or clearances toward commercialization of the Celution™ System platform.

We concluded that the license and development services must be accounted for as a single unit of accounting.  In reaching this conclusion, we determined that the license would not have stand alone value to the Joint Venture.  This is because Cytori is the only party that could be reasonably expected to perform certain development contributions and obligations, including product development assistance, certain agreed regulatory filings and generally associated pre-clinical and clinical studies necessary for the Joint Venture to derive value from the license.

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

o
As part of the Senko Distribution Agreement, we received an upfront license fee upon execution of the arrangement, which, as noted previously, was not separable under EITF 00-21.  Accordingly, the license has been combined with the development (milestones) element to form a single accounting unit.  This single element of $3,000,000 in fees includes $1,500,000 which is potentially refundable.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined element as revenues as we complete each of the performance obligations associated with the milestones component of this combined deliverable.  Note that the timing of when we have recognized revenues to date does not correspond with the cash we received upon achieving certain milestones.  For example, the first such milestone payment for $1,250,000 became payable to us when we filed a commercialization application with the Japanese regulatory authorities.  However, we determined that the payment received was not commensurate with the level of effort expended, particularly when compared with other steps we believe are necessary to commercialize the Thin Film product line in Japan.  Accordingly, we did not recognize the entire $1,250,000 received as revenues, but instead all but $371,000 of this amount is classified as deferred revenues.  Approximately $371,000 ($10,000 in 2007, $152,000 in 2006, $51,000 in 2005 and $158,000 in 2004) has been recognized to date as development revenues based on our estimates of the level of effort expended for completed milestones as compared with the total level of effort we expect to incur under the arrangement to successfully achieve regulatory approval of the Thin Film product line in Japan.  These estimates were subject to judgment and there may be changes to these estimates as we continue to seek regulatory approval.  In fact there can be no assurance that commercialization in Japan will ever be achieved, as we have yet to receive approval from the MHLW.

o
We also received upfront fees as part of the Olympus arrangements (although, unlike in the Senko agreement, these fees were non-refundable).  Specifically, in exchange for an upfront fee, we granted the Joint Venture an exclusive, perpetual license to certain of our intellectual property and agreed to perform additional development activities.  This upfront fee has been recorded in the liability account entitled deferred revenues, related party, on our consolidated balance sheet.  Similar to the Senko agreement, we expect to recognize revenues from the combined license/development accounting unit as we perform our obligations under the agreements, as this represents our final obligation underlying the combined accounting unit.  Specifically, we have recognized revenues from the license/development accounting unit using a “proportional performance” methodology, resulting in the de-recognition of amounts recorded in the deferred revenues, related party, account as we complete various milestones underlying the development services.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities, and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.  We established the R&D milestones based upon our development obligations to the JV and the specific R&D support activities to be performed to achieve these obligations.  Our R&D milestones consist of the following primary performance categories:  product development, regulatory approvals, and generally associated pre-clinical and clinical trials.   Within each category are milestones that take substantive effort to complete and are critical pieces of the overall progress towards completion of the next generation product, which we are obligated to support within the agreements entered into with Olympus.  To determine whether substantive effort was required to achieve the milestones, we considered the external costs, required personnel and relevant skill levels, the amount of time required to complete each milestone, and the interdependent relationships between the milestones, in that the benefits associated with the completion of one milestone generally support and contribute to the achievement of the next.  Determination of the relative values assigned to each milestone involved substantial judgment.  The assignment process was based on discussions with persons responsible for the development process and the relative costs of completing each milestone.  We considered the costs of completing the milestones in allocating the portion of the “deferred revenues, related party” account balance to each milestone.  Management believes that, while the costs incurred in achieving the various milestones are subject to estimation, due to the high correlation of such costs to outputs achieved, the use of external contract research organization (“CRO”) costs and internal labor costs as the basis for the allocation process provides management the ability to accurately and reasonably estimate such costs.  The accounting policy described above could result in revenues being recorded in an earlier accounting period than had other judgments or assumptions been made by us.

•	Government Grants

o
We are eligible to receive grants from the NIH related to our research on adipose derived cell therapy to treat myocardial infarctions.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”.  In accordance with the criteria established by these EITF Issues, the Company records grant revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.  Additionally, research arrangements we have with NIH, as well commercial enterprises such as Olympus and Senko, are considered a key component of our central and ongoing operations.  Moreover, the government obtains rights under the arrangement, in the same manner (but perhaps not to the same extent) as a commercial customer that similarly contracts with us to perform research activities.  For instance, the government and any authorized third parties may use our federally funded research and/or inventions without payment of royalties to us.  Accordingly, the inflows from such arrangements are presented as revenues in the consolidated statements of operations.

Our policy was to recognize revenues under the NIH grant arrangement as the lesser of (i) qualifying costs incurred (and not previously recognized), plus our allowable grant fees for which we are entitled to funding or (ii) the amount determined by comparing the outputs generated to date versus the total outputs expected to be achieved under the research arrangement.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of December 31, 2007.  As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  Moreover, this testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.  Our two reporting units are, same as, our two operating segments.

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

We estimated the fair value of our reporting units by using various estimation techniques.  For example in 2006, we estimated the fair value of our MacroPore Biosurgery reporting unit based on an equal weighting of the market values of comparable enterprises and discounted projections of estimated future cash flows.  Clearly, identifying comparable companies and estimating future cash flows as well as appropriate discount rates involve judgment.  On the contrary, we estimated the fair value of our regenerative cell reporting unit solely using an income approach, as – at that time – we believed there were no comparable enterprises on which to base a valuation.  The assumptions underlying this valuation method involve a substantial amount of judgment, particularly since our regenerative cell business has yet to generate any revenues and does not have a commercially viable product.  The combined value of our goodwill is consistent with the market’s valuation.

In 2007, all goodwill that previously had been assigned to our MacroPore Biosurgery reporting unit was derecognized as a result of our sale of our spine and orthopedic product line to Kensey Nash.  Accordingly, there was no need to test this component of our business for goodwill impairment in 2007.

Also in 2007, we completed our goodwill impairment testing for our regenerative cell technology reporting unit using a market-based approach.  We concluded that the fair value of this unit exceeded its carrying value, and that none of our reported goodwill was impaired.

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

We concluded that the Olympus-Cytori Joint Venture was a VIE based on the following factors:

•
Under FIN 46R, an entity is a VIE if it has insufficient equity to finance its activities.  We recognized that the initial cash contributed to the Joint Venture formed by Olympus and Cytori ($30,000,000) would be completely utilized by the first quarter of 2006.  Moreover, it was highly unlikely that the Joint Venture would be able to obtain the necessary financing from third party lenders without additional subordinated financial support – such as personal guarantees by one or both of the Joint Venture stockholders.  Accordingly, the joint venture will require additional financial support from Olympus and Cytori to finance its ongoing operations, indicating that the Joint Venture is a VIE.  In fact, we contributed $300,000 and $150,000 in the fourth quarter of 2007 and first quarter of 2006, respectively, to fund the Joint Venture’s ongoing operations.

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

The application of FIN 46R involves substantial judgment.  Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at December 31, 2007 or for the year then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

Net Operating Loss and Tax Credit Carryforwards

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a valuation allowance of $50,435,000 as of December 31, 2007 to reflect the estimated amount of deferred tax assets that may not be realized. We increased our valuation allowance by approximately $11,930,000 during the year ended December 31, 2007. The valuation allowance includes approximately $579,000 related to stock option deductions, the benefit of which, if realized, will eventually be credited to equity and not to income.

At December 31, 2007, we had federal and state tax loss carryforwards of approximately $89,941,000 and $77,254,000 respectively.  The federal and state net operating loss carryforwards begin to expire in 2019 and 2013 respectively, if unused.  At December 31, 2007, we had federal and state tax credit carryforwards of approximately $2,946,000 and $2,735,000 respectively.  The federal credits will begin to expire in 2017, if unused, and $160,000 of the state credits will begin to expire in 2009 if unused.  The remaining state credits carry forward indefinitely.  In addition, we had a foreign tax loss carryforward of $2,774,000 and $179,000 in Japan and the United Kingdom, respectively.

The Internal Revenue Code limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of Cytori. Due to prior ownership changes as defined in IRC Section 382, a portion of our net operating loss and tax credit carryforwards are limited in their annual utilization.  In September 1999, we experienced an ownership change for purposes of the IRC Section 382 limitation.  As of December 31, 2007, these pre-change net operating losses and credits are fully available.

Additionally, in 2002 when we purchased StemSource, we acquired federal and state net operating loss carryforwards of approximately $2,700,000 and $2,700,000 respectively.  This event triggered an ownership change for purposes of IRC Section 382.  It is estimated that the pre-change net operating losses and credits will be fully available by 2008.

We have completed an update to our IRC Section 382 study analysis through April 17, 2007.  We have not had any additional ownership changes based on this study.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, interpretation of FASB Statement No. 109” (“FIN 48”).  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted this interpretation effective January 1, 2007.  The adoption of FIN 48 did not have a significant effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued staff position FAS 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008.  We do not believe that the adoption of SFAS 157 will have a significant effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” ("SFAS 160").  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for annual periods beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 160 will have a significant effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R").  SFAS 141R retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations.  However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS 141R is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 141R will have a significant effect on our consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).  EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  The guidance is effective for fiscal years beginning after December 15, 2008.  We are currently in the process evaluating whether the adoption of EITF 07-1 will have a significant effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  Investment securities are subject to market rate risk as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at December 31, 2007, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer.  While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.  Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the year ended December 31, 2007, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cytori Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Cytori Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Diego, California
March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cytori Therapeutics, Inc.:

We have audited Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cytori Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cytori Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytori Therapeutics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 13, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Diego, California
March 13, 2008

CYTORI THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$11,465,000	$8,902,000
Short-term investments, available-for-sale	—	3,976,000
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $2,000 in 2007 and 2006, respectively	9,000	225,000
Inventories, net	—	164,000
Other current assets	764,000	711,000

Total current assets	12,238,000	13,978,000

Property and equipment held for sale, net	—	457,000
Property and equipment, net	3,432,000	4,242,000
Investment in joint venture	369,000	76,000
Other assets	468,000	428,000
Intangibles, net	1,078,000	1,300,000
Goodwill	3,922,000	4,387,000

Total assets	$21,507,000	$24,868,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,349,000	$5,587,000
Current portion of long-term obligations	721,000	999,000

Total current liabilities	8,070,000	6,586,000

Deferred revenues, related party	18,748,000	23,906,000
Deferred revenues	2,379,000	2,389,000
Option liability	1,000,000	900,000
Long-term deferred rent	473,000	741,000
Long-term obligations, less current portion	237,000	1,159,000

Total liabilities	30,907,000	35,681,000

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2007 and 2006	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 25,962,222 and 21,612,243 shares issued and 24,089,388 and 18,739,409 shares outstanding in 2007 and 2006, respectively	26,000	22,000
Additional paid-in capital	129,504,000	103,053,000
Accumulated deficit	(132,132,000)	(103,460,000)
Treasury stock, at cost	(6,794,000)	(10,414,000)
Accumulated other comprehensive income	—	1,000
Amount due from exercises of stock options	(4,000)	(15,000)

Total stockholders’ deficit	(9,400,000)	(10,813,000)

Total liabilities and stockholders’ deficit	$21,507,000	$24,868,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2007	2006	2005

Product revenues, related party	$792,000	$1,451,000	$5,634,000

Cost of product revenues	422,000	1,634,000	3,154,000

Gross profit (loss)	370,000	(183,000)	2,480,000

Development revenues:
Development, related party	5,158,000	5,905,000	—
Development	10,000	152,000	51,000
Research grants and other	89,000	419,000	320,000

	5,257,000	6,476,000	371,000
Operating expenses:
Research and development	20,020,000	21,977,000	15,450,000
Sales and marketing	2,673,000	2,055,000	1,547,000
General and administrative	14,184,000	12,547,000	10,208,000
Change in fair value of option liabilities	100,000	(4,431,000)	3,645,000

Total operating expenses	36,977,000	32,148,000	30,850,000

Operating loss	(31,350,000)	(25,855,000)	(27,999,000)

Other income (expense):
Gain on sale of assets	1,858,000	—	5,526,000
Interest income	1,028,000	708,000	299,000
Interest expense	(155,000)	(199,000)	(137,000)
Other expense, net	(46,000)	(27,000)	(55,000)
Equity loss from investment in joint venture	(7,000)	(74,000)	(4,172,000)

Total other income	2,678,000	408,000	1,461,000

Net loss	(28,672,000)	(25,447,000)	(26,538,000)

Other comprehensive income (loss) - unrealized holding income (loss)	(1,000)	17,000	16,000

Comprehensive loss	$(28,673,000)	$(25,430,000)	$(26,522,000)

Basic and diluted net loss per common share	$(1.25)	$(1.53)	$(1.80)

Basic and diluted weighted average common shares	22,889,250	16,603,550	14,704,281

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

							Accumulated	Amount due
			Additional				Other	From
	Common Stock		Paid-in	Accumulated	Treasury Stock		Comprehensive	Exercises of
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Stock Options	Total

Balance at December 31, 2004	16,820,018	$17,000	$74,737,000	$(51,475,000)	2,872,834	$(10,414,000)	$(32,000)	$—	$12,833,000
Issuance of common stock under stock option plan	232,042	—	174,000	—	—	—	—	—	174,000
Issuance of common stock under stock warrant agreement	22,223	—	50,000	—	—	—	—	—	50,000
Compensatory stock options	—	—	341,000	—	—	—	—	—	341,000
Compensatory common stock awards	20,000	—	63,000	—	—	—	—	—	63,000
Issuance of common stock to Olympus	1,100,000	1,000	3,002,000	—	—	—	—	—	3,003,000
Accretion of interests in joint venture	—	—	3,829,000	—	—	—	—	—	3,829,000
Unrealized gain on investments	—	—	—	—	—	—	16,000	—	16,000
Net loss for the year ended December 31, 2005	—	—	—	(26,538,000)	—	—	—	—	(26,538,000)
Balance at December 31, 2005	18,194,283	18,000	82,196,000	(78,013,000)	2,872,834	(10,414,000)	(16,000)	—	(6,229,000)
Stock-based compensation expense	—	—	3,202,000	—	—	—	—	—	3,202,000
Issuance of common stock under stock option plan	397,205	1,000	934,000	—	—	—	—	—	935,000
Compensatory common stock awards	2,500	—	18,000	—	—	—	—	—	18,000
Sale of common stock	2,918,255	3,000	16,216,000	—	—	—	—	—	16,219,000
Stock issued for license amendment	100,000	—	487,000	—	—	—	—	—	487,000
Amount due from exercises of stock options	—	—	—	—	—	—	—	(15,000)	(15,000)
Unrealized gain on investments	—	—	—	—	—	—	17,000	—	17,000
Net loss for the year ended December 31, 2006	—	—	—	(25,447,000)	—	—	—	—	(25,447,000)
Balance at December 31, 2006	21,612,243	22,000	103,053,000	(103,460,000)	2,872,834	(10,414,000)	1,000	(15,000)	(10,813,000)
Stock-based compensation expense	—	—	2,310,000	—	—	—	—	—	2,310,000
Issuance of common stock under stock option plan	604,334	1,000	1,863,000	—	—	—	—	—	1,864,000
Sale of common stock	3,745,645	3,000	19,898,000	—	—	—	—	—	19,901,000
Sale of treasury stock	—	—	2,380,000	—	(1,000,000)	3,620,000	—	—	6,000,000
Amount due from exercises of stock options	—	—	—	—	—	—	—	11,000	11,000
Unrealized loss on investments	—	—	—	—	—	—	(1,000)	—	(1,000)
Net loss for the year ended December 31, 2007	—	—	—	(28,672,000)	—	—	—	—	(28,672,000)
Balance at December 31, 2007	25,962,222	$26,000	$129,504,000	$(132,132,000)	1,872,834	$(6,794,000)	$—	$(4,000)	$(9,400,000)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENT

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(28,672,000)	$(25,447,000)	$(26,538,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,616,000	2,120,000	1,724,000
Inventory provision	70,000	88,000	280,000
Warranty provision (reversal)	(65,000)	(23,000)	53,000
(Reduction) increase in allowance for doubtful accounts	(1,000)	(7,000)	1,000
Change in fair value of option liabilities	100,000	(4,431,000)	3,645,000
Gain on sale of assets	(1,858,000)	—	(5,526,000)
Stock-based compensation	2,310,000	3,220,000	404,000
Stock issued for license amendment	—	487,000	—
Equity loss from investment in joint venture	7,000	74,000	4,172,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	217,000	598,000	46,000
Inventories	—	6,000	(159,000)
Other current assets	(70,000)	(90,000)	363,000
Other assets	(40,000)	30,000	(346,000)
Accounts payable and accrued expenses	1,827,000	281,000	3,027,000
Deferred revenues, related party	(5,158,000)	6,595,000	17,311,000
Deferred revenues	(10,000)	(152,000)	(51,000)
Long-term deferred rent	(268,000)	168,000	493,000

Net cash used in operating activities	(29,995,000)	(16,483,000)	(1,101,000)

Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	28,007,000	67,137,000	56,819,000
Purchases of short-term investments	(24,032,000)	(63,258,000)	(54,062,000)
Proceeds from the sale of assets	3,175,000	—	—
Costs from sale of assets	(305,000)	—	—
Purchases of property and equipment	(563,000)	(3,138,000)	(1,846,000)
Investment in joint venture	(300,000)	(150,000)	—

Net cash provided by investing activities	5,982,000	591,000	911,000

Cash flows from financing activities:
Principal payments on long-term obligations	(1,200,000)	(952,000)	(936,000)
Proceeds from long-term obligations	—	600,000	1,380,000
Proceeds from exercise of employee stock options and warrants	1,875,000	920,000	224,000
Proceeds from sale of common stock	21,500,000	16,780,000	3,003,000
Costs from sale of common stock	(1,599,000)	(561,000)	—
Proceeds from issuance of options, related party	—	—	1,686,000
Proceeds from sale of treasury stock	6,000,000	—	—

Net cash provided by financing activities	26,576,000	16,787,000	5,357,000

Net increase in cash and cash equivalents	2,563,000	895,000	5,167,000

Cash and cash equivalents at beginning of year	8,902,000	8,007,000	2,840,000

Cash and cash equivalents at end of year	$11,465,000	$8,902,000	$8,007,000

	For the Years Ended December 31,
	2007	2006	2005

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$160,000	$201,000	$135,000
Taxes	2,000	1,000	13,000

Supplemental schedule of non-cash investing and financing activities:
Transfer of intangible assets to joint venture (note 4)	$—	$—	$343,000
Accretion of interest in joint venture (note 4)	—	—	3,829,000
Additions to leasehold improvements included in accounts payable and accrued expenses	—	—	800,000
Amount due from exercise of stock options	4,000	15,000	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.	Organization and Operations

The Company

Cytori Therapeutics, Inc., develops, manufactures and sells medical technologies to enable the practice of regenerative medicine. Our commercial activities are currently focused on reconstructive surgery in Europe and stem cell banking (cell preservation) in Japan and we are seeking to bring our products to market in the United States as well as other countries. Our product pipeline is developing potential new treatments for cardiovascular disease, orthopedic damage, gastrointestinal disorders, and pelvic health.

Our Thin Film product line will be marketed exclusively in Japan by Senko Medical Trading Co. (“Senko”) following regulatory approval of the product in Japan.

We have a subsidiary located in Japan.

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

Certain Risks and Uncertainties

We have a limited operating history and our prospects are subject to the risks and uncertainties frequently encountered by companies in the early stages of development and commercialization, especially those companies in rapidly evolving and technologically advanced industries such as the biotech/medical device field. Our future viability largely depends on our ability to complete development of new products and receive regulatory approvals for those products. No assurance can be given that our new products will be successfully developed, regulatory approvals will be granted, or acceptance of these products will be achieved. The development of medical devices for specific therapeutic applications is subject to a number of risks, including research, regulatory and marketing risks. There can be no assurance that our development stage products will overcome these hurdles and become commercially viable and/or gain commercial acceptance.

For the years ended December 31, 2007, 2006 and 2005, we recorded bioresorbable product revenue from Medtronic of $792,000, $1,451,000 and $5,634,000, respectively, which represented 13.1%, 18.3% and 93.8% of total product and development revenues, respectively.  We sold our bioresorbable spine and orthopedic surgical implant product line to Kensey Nash in May 2007.

Capital Availability

We have a limited operating history and recorded the first sale of our products in 1999. We incurred losses of $28,672,000, $25,447,000 and $26,538,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and have an accumulated deficit of $132,132,000 as of December 31, 2007. Additionally, we have used net cash of $29,995,000, $16,483,000 and $1,101,000 to fund our operating activities for the years ended December 31, 2007, 2006 and 2005, respectively.

Management recognizes the need to generate positive cash flows in future periods and/or to obtain additional capital from various sources. In the continued absence of positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.  See note 19 for discussion of financing arrangements made subsequent to December 31, 2007.

The Company expects to utilize its cash and cash equivalents to fund its operations, including research and development of its products primarily for development and pre-clinical activities and for clinical trials.  Additionally, the Company believes that without additional capital from operations and other accessible sources of financing it does not currently have adequate funding to complete the development, preclinical activities and clinical trials required to bring its future products to market, therefore, it will require significant additional funding.  If the Company is unsuccessful in its efforts to raise additional funds through accessible sources of financing, strategic relationships or through revenue sources, it will be required to significantly reduce or curtail its research and development activities and other operations. Management actively monitors cash expenditures and projected expenditures as we progress toward our goals of product commercialization and sales in an effort to match projected expenditures to available cash flow.

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

Our most significant estimates and critical accounting policies involve revenue recognition, evaluating goodwill for impairment, accounting for product line dispositions, valuing our put option arrangement with Olympus Corporation (Put option) (see note 4), determining assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, and assessing how to report our investment in Olympus-Cytori, Inc.

Presentation

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments with original maturities of three months or less that were included with and classified as cash and cash equivalents totaled $10,502,000 and $7,500,000 as of December 31, 2007 and 2006, respectively.

Short-term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

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

After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of December 31, 2007.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.  The carrying amounts of our current portion of long-term obligations and long-term obligations approximate fair value as the terms and rates of interest for these instruments approximate terms and market rates of interest currently available to us for similar instruments. Our option liability is already reported at its fair value based on established option pricing theory and assumptions (note 4).  Short-term investments are also reported at fair value in the financial statements.

Inventories

Inventories include the cost of material, labor and overhead, and are stated at the lower of average cost, determined on the first-in, first-out (FIFO) method, or market.  We periodically evaluate our on-hand stock and make appropriate provisions for any stock deemed as excess or obsolete.  We expense excess manufacturing costs: that is, costs resulting from lower than “normal” production levels.

The majority of our inventory was included with the second quarter sale of our spine and orthopedic implant product line to Kensey Nash (see note 5 for a description of this sale).  Our remaining inventory at December 31, 2007 consists only of raw materials related to our Thin Film products.  During the third quarter of 2007, we recorded a provision of $70,000 for this inventory, as we determined it unlikely to be converted into finished goods and ultimately sold.  This provision is reflected as a component of research and development expense rather than as cost of product revenues due to the inventory’s relationship to Thin Film products, for which we have not yet achieved commercialization.  As of December 31, 2007, our net inventory balance is zero.

During the year ended December 31, 2006 and 2005, we recorded a provision of $88,000 and $280,000, respectively, for excess and slow-moving inventory.  The inventory was produced in anticipation of stocking orders from Medtronic which did not materialize.  The provisions have been charged to cost of sales.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation. Depreciation expense, which includes the amortization of capitalized leasehold improvements, is provided for on a straight-line basis over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, and range from three to five years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

In the second and fourth quarters of 2006, we recorded an additional $118,000 and $108,000 of depreciation expense to accelerate the estimated remaining lives for certain assets determined to be no longer in use.  The second quarter charge related to furniture and fixtures no longer in use due to our headquarters relocation, as well as outdated computer software and related equipment.  The assets related to both our regenerative cell technology and MacroPore Biosurgery operating segments.  We recorded the charge as an increase to general and administrative expenses.  The fourth quarter charge related to leasehold improvements that had a shortened useful life due to the termination of one of our leases.  The charge was allocated to each department based on square footage occupied at this terminated location.

Impairment

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we assess certain of our long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable. Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  We recognized no impairment losses during any of the periods presented in these financial statements.

Assets held for sale

In the third quarter of 2006, we classified certain assets as held for sale, including certain tangible assets related to our MacroPore Biosurgery product line (note 3).  We stopped depreciating these assets in September 2006 and sold the MacroPore Biosurgery product line to Kensey Nash in May 2007 (note 5).

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

SFAS No. 142 requires that goodwill be tested for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We completed this testing as of November 30, 2007, and concluded that no impairment existed.

In 2007, all goodwill that had been assigned to our MacroPore Biosurgery reporting unit sold during our sale of our spine and orthopedic product line to Kensey Nash (see note 5).

Intangibles, consisting of patents and core technology purchased in the acquisition of StemSource, Inc. in 2002, are being amortized on a straight-line basis over their expected lives of ten years.

The changes in the carrying amounts of other indefinite and finite-life intangible assets and goodwill for the years ended December 31, 2007 and 2006 are as follows:

	December 31, 2007
	Regenerative Cell Technology	MacroPore Biosurgery	Total
Other intangibles, net:
Beginning balance	$1,300,000	$—	$1,300,000
Amortization	(222,000)	—	(222,000)
Ending balance	1,078,000	—	1,078,000

Goodwill, net:
Beginning balance	3,922,000	465,000	4,387,000
Disposal of assets	—	(465,000)	(465,000)
Ending balance	3,922,000	—	3,922,000

Total goodwill and other intangibles, net	$5,000,000	$—	$5,000,000

Cumulative amount of amortization charged against intangible assets	$1,138,000	$—	$1,138,000

	December 31, 2006
	Regenerative Cell Technology	MacroPore Biosurgery	Total
Other intangibles, net:
Beginning balance	$1,521,000	$—	$1,521,000
Amortization	(221,000)	—	(221,000)
Ending balance	1,300,000	—	1,300,000

Goodwill, net:
Beginning balance	3,922,000	465,000	4,387,000
Disposal of assets	—	—	—
Ending balance	3,922,000	465,000	4,387,000

Total goodwill and other intangibles, net	$5,222,000	$465,000	$5,687,000

Cumulative amount of amortization charged against intangible assets	$916,000	$—	$916,000

As of December 31, 2007, future estimated amortization expense for these other intangible assets is expected to be as follows:

2008	222,000
2009	222,000
2010	222,000
2011	222,000
2012	190,000
$1,078,000

Revenue Recognition

Product Sales

Before the disposal of our bioresorbable spine and orthopedic product line in May 2007, we sold our (non-Thin Film) MacroPore Biosurgery products to Medtronic, Inc., a related party, under a Distribution Agreement dated January 5, 2000 and amended December 22, 2000 and October 8, 2002, as well as a Development and Supply Agreement dated January 5, 2000 and amended December 22, 2000 and September 30, 2002.  We recognized revenue on product sales to Medtronic only after shipment of ordered products to Medtronic, as title and risk of loss pass upon shipment.

In May 2007, we sold to Kensey Nash our intellectual property rights and tangible assets related to our bioresorbable spine and orthopedic product line (see note 5).

License/Distribution Fees

If separable under Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), we recognize any upfront payments received from license/distribution agreements as revenues over the period in which the customer benefits from the license/distribution agreement.

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

In the third quarter of 2004, we entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan and received a $1,500,000 upfront license fee from them in return for this right.  We have recorded the $1,500,000 received as deferred revenues in the accompanying consolidated balance sheets.  Half of the license fee is refundable if the parties agree commercialization is not achievable and a proportional amount is refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-commercialization.

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health (“NIH”).  Revenue earned under development agreements is classified as either research grant or development revenues in our consolidated statements of operations, depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are presented in compliance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”  In accordance with the criteria established by these EITF Issues, we record grant revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.

Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our consolidated statements of operations.

We received a total of $22,000,000 from Olympus and Olympus-Cytori, Inc. during 2005 in two separate but related transactions (see note 4).  Approximately $4,689,000 of this amount related to common stock that we issued, as well as two options we granted, to Olympus.  Moreover, during the first quarter of 2006, we received $11,000,000 from the Joint Venture upon achieving the CE Mark on the Celution™ 600.  The difference between the proceeds received and the fair values of the common stock and option liability was recorded as deferred revenue, since conceptually, the excess proceeds represent a prepayment for future contributions and obligations of Cytori for the benefit of the Joint Venture (or “JV”), rather than additional equity investment in Cytori.  Considering the $4,689,000 initially allocated to the common stock issued and the two options, we recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution™ System platform and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution™ System platform.  As noted above, the license and development services are not separable under EITF 00-21.  The recognition of this deferred amount will require the achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities  and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.

We established the R&D milestones based upon our development obligations to the JV and the specific R&D support activities to be performed to achieve these obligations.  Our R&D milestones consist of the following primary performance categories:  product development, regulatory approvals, and generally associated pre-clinical and clinical trials.   Within each category are milestones that take substantive effort to complete and are critical pieces of the overall progress towards completion of the next generation product, which we are obligated to support within the agreements entered into with Olympus.

To determine whether substantive effort was required to achieve the milestones, we considered the external costs, required personnel and relevant skill levels, the amount of time required to complete each milestone, and the interdependent relationships between the milestones, in that the benefits associated with the completion of one milestone generally support and contribute to the achievement of the next.

Determination of the relative values assigned to each milestone involved substantial judgment.  The assignment process was based on discussions with persons responsible for the development process and the relative costs of completing each milestone.  We considered the costs of completing the milestones in allocating the portion of the “deferred revenues, related party” account balance to each milestone.  Management believes that, while the costs incurred in achieving the various milestones are subject to estimation, due to the high correlation of such costs to outputs achieved, the use of external contract research organization costs and internal labor costs as the basis for the allocation process provides management the ability to accurately and reasonably estimate such costs.

Of the amounts received and deferred, we recognized development revenues of $5,158,000 and $5,905,000 in the years ended December 31, 2007 and 2006, respectively.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

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

Of the amounts received and deferred, we recognized development revenues of $10,000, $152,000 and $51,000 in the years ended December 31, 2007, 2006 and 2005, respectively, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.  As noted above, the license and the milestone components of the Senko Distribution Agreement are accounted for as a single unit of accounting.  This single element includes a $1,500,000 license fee which is potentially refundable.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined deliverable as we complete performance obligations under the Distribution Agreement with Senko.  We will not recognize the potentially refundable portion of the fees until the right of refund expires.  See note 6 for further details.  Accordingly, we expect to recognize approximately $1,129,000 (consisting of remaining $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement once commercialization is achieved.  We will not recognize the potentially refundable portion of the fees ($1,500,000) until the right of refund expires.

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

For the years ended December 31, 2006 and 2005, we recognized NIH grant revenue of $310,000 and $312,000.  Our work under this NIH agreement was completed in 2006; as a result, there were no comparable revenues or costs in 2007.

Warranty

We provide a limited warranty under our agreements with our customers for products that fail to comply with product specifications. We have recorded a reserve for estimated costs we may incur under our warranty program.

The following summarizes the movements in our warranty obligations, which is included in accounts payable and accrued expenses, at December 31, 2007 and 2006:

	As of January 1,	Additions/ (Deductions) to expenses	Claims	As of December 31,
2007:
Warranty obligations	$132,000	$(65,000)	$—	$67,000
2006:
Warranty obligations	$155,000	$(23,000)	$—	$132,000

Research and Development

Research and development expenditures, which are charged to operations in the period incurred, include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical and clinical studies. Included in these expenditures are salaries and benefits related to these efforts (excluding stock based compensation), which were approximately $7,777,000 in 2007.

Also included in research and development expenditures are costs incurred to support research grant reimbursement and costs incurred in connection with our development arrangements with Olympus and Senko.

Expenditures related to the Joint Venture with Olympus include costs that are necessary to support the commercialization of future generation devices based on our Celution™ System platform. These development activities, which began in November 2005, include performing pre-clinical and clinical trials, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets. For the years ended December 31, 2007, 2006 and 2005, costs associated with the development of the device were $6,293,000, $7,286,000 and $1,136,000, respectively.

Our agreement with the NIH entitled us to qualifying expenditures of up to $950,000 for Phase I and Phase II related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. We incurred $479,000 ($169,000 of which were not reimbursed), and $306,000 of direct expenses for the years ended December 31, 2006 and 2005, respectively. There were no comparable expenditures in 2007 as our work under the NIH agreement was completed during 2006.

Under a Distribution Agreement with Senko we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan. During the years ended December 31, 2007, 2006 and 2005, we incurred $80,000, $178,000 and $129,000, respectively, of expenses related to this regulatory and registration process.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.  Due to our history of loss, a full valuation allowance was recognized against deferred tax assets.

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Prior to January 1, 2006, we applied the intrinsic value-based method of accounting for share-based payment transactions with our employees, as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25.”  Under the intrinsic value method, compensation expense was recognized only if the current market price of the underlying stock exceeded the exercise price of the share-based payment award as of the measurement date (typically the date of grant).  SFAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans.  As permitted by SFAS 123 and by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” we disclosed on a pro forma basis the net loss and loss per share that would have resulted had we adopted SFAS 123 for measurement purposes.

Fair value under SFAS 123 is determined using the Black-Scholes option-pricing model with the following assumptions:

For the year ended December 31, 2005

Expected term	8 years
Risk free interest rate	3.9-4.4%
Volatility	80%
Dividends	—
Resulting weighted average grant date fair value	$3.25

Had compensation expense been recognized for stock-based compensation plans in accordance with SFAS 123, we would have recorded the following net loss and net loss per share amounts:

For the year ended December 31, 2005

Net loss:
As reported	$(26,538,000)
Add: Employee stock-based compensation expense included in reported net loss, net of related tax effects	341,000
Deduct: Total employee stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,675,000)
Pro forma	$(28,872,000)

Basic and diluted loss per common share:
As reported	$(1.80)
Pro forma	$(1.96)

Other Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity. Other comprehensive income (loss) refers to these revenues, expenses, gains, and losses that, under generally accepted accounting principles, are included in comprehensive income (loss) but excluded from net income (loss).

During the years ended December 31, 2007, 2006 and 2005, our only element of other comprehensive income (loss) resulted from unrealized gains (losses) on available-for-sale investments, which are reflected in the consolidated statements of stockholders’ equity as accumulated other comprehensive income (loss).

Segment Information

On July 11, 2005, we announced the reorganization of our business based on two distinct operating segments – (a) Regenerative cell technology and (b) MacroPore Biosurgery, which manufactures bioresorbable implants.  In the past, our resources were managed on a consolidated basis.  However, in an effort to better reflect our focus and significant progress in the development of regenerative therapies, we decided to, and therefore report, our financial results in two segments.

Our regenerative cell technology segment develops, manufactures and sells medical technologies to enable the practice of regenerative medicine with an initial focus on reconstructive surgery and cell banking.  Our commercialization model is based on the sale of Celution™ Systems and their related harvest and delivery instrumentation, and on generating recurring revenues from single-use consumable sets utilized during each patient procedure.

Our MacroPore Biosurgery unit develops Thin Film bioresorbable implants for sale in Japan through Senko Medical Trading Company (“Senko”), which has exclusive distribution rights to these products in Japan.  Also, until after the second quarter of 2007, the MacroPore Biosurgery segment manufactured and distributed the HYDROSORB™ family of spine and orthopedic implants.

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

During the second half of 2007, we noted minimal activity in the MacroPore Biosurgery operating segment as a result of sale in May 2007 to Kensey Nash of the intellectual property rights and tangible assets related to the spine and orthopedic bioresorbable implant product line.  However, due to production and sales activity in the MacroPore Biosurgery operating segment prior to the sale to Kensey Nash, we have reported two operating segments through December 31, 2007.

Prior year results presented below have been developed on the same basis as the current year amounts.  For all periods presented, we did not have any intersegment transactions.

The following tables provide information regarding the performance and assets of our operating segments:

	Year ended December 31,
	2007	2006	2005
Revenues:
Regenerative cell technology	$5,247,000	$6,324,000	$320,000
MacroPore Biosurgery	802,000	1,603,000	5,685,000
Total revenues	$6,049,000	$7,927,000	$6,005,000

Segment operating income (losses):
Regenerative cell technology	$(17,075,000)	$(16,211,000)	$(13,170,000)
MacroPore Biosurgery	9,000	(1,528,000)	(976,000)
General and administrative expenses	(14,184,000)	(12,547,000)	(10,208,000)
Changes in fair value of option liabilities	(100,000)	4,431,000	(3,645,000)
Total operating loss	$(31,350,000)	$(25,855,000)	$(27,999,000)

	As of December 31,
	2007	2006
Assets:
Regenerative cell technology	$11,591,000	$9,792,000
MacroPore Biosurgery	—	1,758,000
Corporate assets	9,916,000	13,318,000
Total assets	$21,507,000	$24,868,000

We derived our revenues from the following products, research grants, development and service activities:

	Years ended December 31,
	2007	2006	2005
Regenerative cell technology:
Development revenues:
Milestone revenue (Olympus)	$5,158,000	$5,905,000	$—
Research grant (NIH)	—	310,000	312,000
Regenerative cell storage services	4,000	7,000	8,000
Other	85,000	102,000	—
Total regenerative cell technology	5,247,000	6,324,000	320,000

MacroPore Biosurgery:
Product revenues:
Spine & orthopedic products	792,000	1,451,000	5,634,000
Development revenues	10,000	152,000	51,000
Total MacroPore Biosurgery	802,000	1,603,000	5,685,000
Total revenues	$6,049,000	$7,927,000	$6,005,000

The following table provides geographical information regarding our sales to external customers:

For the Years Ended December 31,	U.S. Revenues	Non-U.S. Revenues	Total Revenues
2007	$6,010,000	$39,000	$6,049,000
2006	$7,827,000	$100,000	$7,927,000
2005	$6,005,000	$—	$6,005,000

At December 31, 2007 and 2006, our long-lived assets, net of depreciation, excluding goodwill and intangibles (all of which are domiciled in the U.S.), are located in the following jurisdictions:

As of December 31,	U.S. Domiciled	Non-U.S. Domiciled	Total
2007	$3,932,000	$337,000	$4,269,000
2006	$4,995,000	$208,000	$5,203,000

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the years ended December 31, 2007, 2006 and 2005, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 6,007,275, 5,934,029, and 7,984,741, for the years ended December 31, 2007, 2006 and 2005, respectively.

Potential common shares in 2005 include a now-expired option to purchase 2,200,000 shares related to the Olympus equity agreement (see note 4).

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  This is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted this interpretation effective January 1, 2007.  The adoption of FIN 48 did not have a significant effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued staff position FAS 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008.  We do not believe that the adoption of SFAS 157 will have a significant effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” ("SFAS 160").  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for annual periods beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 160 will have a significant effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R").  SFAS 141R retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations.  However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS 141R is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008.  We do not believe that the adoption of SFAS 141R will have a significant effect on our consolidated financial statements.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).  EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  The guidance is effective for fiscal years beginning after December 15, 2008.  We are currently in the process evaluating whether the adoption of EITF 07-1 will have a significant effect on our consolidated financial statements.

3.	Assets Held for Sale

We have begun to focus our efforts exclusively on the regenerative cell therapy segment of our business.  As a result, in 2006, the Board of Directors decided to divest our remaining MacroPore Biosurgery assets as a means to fund our continuing efforts in our regenerative cell therapy segment.  This decision was based on the change in our strategic focus as well as the continuing negative profit margins being realized from the MacroPore Biosurgery segment.  We sold intellectual property rights and tangible assets related to the spine and orthopedic bioresorbable implant product line to Kensey Nash in May 2007.  See note 5 for further details.

4.	Transactions with Olympus Corporation

Initial Investment by Olympus Corporation in Cytori

In the second quarter of 2005, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Olympus in which we received $11,000,000 in cash proceeds.

Under this agreement, we issued 1,100,000 shares of common stock to Olympus.  In addition, we also granted Olympus an immediately exercisable option to acquire 2,200,000 shares of our common stock at $10 per share, which expired on December 31, 2006.  Before its expiration, we accounted for this option as a liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” because from the date of grant through the expiration, we would have been required to deliver listed common stock to settle the option shares upon exercise.

The $11,000,000 in total proceeds we received in the second quarter of 2005 exceeded the sum of (i) the market value of our stock as well as (ii) the fair value of the option at the time we entered into the share purchase agreement.  The $7,811,000 difference between the proceeds received and the fair values of our common stock and option liability is recorded as a component of deferred revenues, related party in the accompanying balance sheet.  This difference was recorded as deferred revenue since, conceptually, the excess proceeds represent a prepayment for future contributions and obligations of Cytori for the benefit of the Joint Venture (see below), rather than an additional equity investment in Cytori.  The recognition of this deferred amount will require the achievement of related milestones, under a proportional performance methodology.  If and such revenues are recognized, deferred revenue will be decreased (see note 2 – Revenue Recognition).

In a separate agreement entered into on February 23, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received a $1,500,000 payment from Olympus.  As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us for the therapeutic area up to December 31, 2008 when this exclusive right will terminate.

In August 2006, we received an additional $11,000,000 from Olympus for the issuance of approximately 1,900,000 shares of our common stock at $5.75 per share under the shelf registration statement filed in May 2006.  The purchase price was determined by our closing price on August 9, 2006.

As of December 31, 2007, Olympus holds approximately 12.5% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

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

•
We licensed our device technology, including the Celution™ System platform and certain related intellectual property, to the Joint Venture for use in future generation devices.  These devices will process and purify regenerative cells residing in adipose tissue for various therapeutic clinical applications.  In exchange for this license, we received a 50% interest in the Joint Venture, as well as an initial $11,000,000 payment from the Joint Venture; the source of this payment was the $30,000,000 contributed to the Joint Venture by Olympus.  Moreover, upon receipt of a CE mark for the Celution™ 600 in January 2006, we received an additional $11,000,000 development milestone payment from the Joint Venture.

We have determined that the Joint Venture is a variable interest entity (“VIE”) pursuant to FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At December 31, 2007, the carrying value of our investment in the Joint Venture is $369,000.

We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We contributed $300,000 and $150,000 to the Joint Venture during 2007 and 2006, respectively.

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

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000.  At December 31, 2007 and 2006, the fair value of the Put was $1,000,000 and $900,000, respectively.  Fluctuations in the Put value are recorded in the consolidated statements of operations as a component of change in fair value of option liabilities. The fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated balance sheets.

The valuations of the Put were completed using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation).  The valuations are based on assumptions as of the valuation date with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate.

The following assumptions were employed in estimating the value of the Put:

	December 31, 2007	December 31, 2006	November 4, 2005

Expected volatility of Cytori	60.00%	66.00%	63.20%
Expected volatility of the Joint Venture	60.00%	56.60%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$9,324,000	$10,110,000	$10,780,000
Probability of a change of control event for Cytori	2.17%	1.94%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	4.04%	4.71%	4.66%

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

Olympus-Cytori Joint Venture

The Joint Venture has exclusive access to our technology for the development, manufacture, and supply of the devices (second generation and beyond) for all therapeutic applications.  Once a later generation Celution™ System is developed and approved by regulatory agencies, the Joint Venture may sell such systems exclusively to us at a formula-based transfer price; we have retained marketing rights to the second and all subsequent generation devices for all therapeutic applications of adipose regenerative cells.

As part of the various agreements with Olympus, we will be required, following commercialization of the Joint Venture’s Celution™ System or Systems, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of December 31, 2007.

In August 2007 we entered into a License and Royalty Agreement (“Royalty Agreement”) with the Joint Venture which provides us the ability to commercially launch the Celution™ System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows for the sale of the Cytori system until such time as the Joint Venture’s products are commercially available, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

Deferred revenues, related party

As of December 31, 2007, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for contributions and obligations that we have agreed to on behalf of Olympus and the Joint Venture (less any amounts that we have recognized as revenues in accordance with our revenue recognition policies set out in note 2).  These contributions include product development, regulatory approvals, and generally associated pre-clinical and clinical trials to support the commercialization of the Celution™ System platform.  Our obligations also include maintaining the exclusive and perpetual license to our device technology, including the Celution™ System platform and certain related intellectual property.

Pursuant to EITF 00-21, we have concluded that the license and development services must be accounted for as a single unit of accounting.  Refer to note 2 for a full description of our revenue recognition policy.

Condensed financial information for the Joint Venture

A summary of the unaudited condensed financial information for the Joint Venture as of December 31, 2007 and 2006 and for the periods from January 1 to December 31, 2007 and 2006 and from November 4, 2005 (inception) to December 31, 2005 is as follows:

	As of December 31, 2007	As of December 31, 2006
	(Unaudited)	(Unaudited)
Balance Sheets
Assets:
Cash	$713,000	$173,000
Prepaid insurance	9,000	15,000
Computer equipment and software, net	24,000	—
Total assets	$746,000	$188,000

Liabilities and Stockholders’ Equity:
Accrued expenses	$27,000	$62,000
Amounts due to related party	72,000	—
Stockholders’ equity	647,000	126,000
Total liabilities and stockholders’ equity	$746,000	$188,000

	Period from January 1, 2007 to December 31, 2007	Period from January 1, 2006 to December 31, 2006	Period from November 4, 2005 (inception) to December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Statements of Operation
Research and development expense	$—	$11,000,000	$19,343,000
General and administrative expense	79,000	174,000	—
Net loss	$(79,000)	$(11,174,000)	$(19,343,000)

5.	Gain on Sale of Assets

Spine & Orthopedics Product Line

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
$1,012,000

We incurred expenses of $109,000 in connection with the sale during the second quarter of 2007.  As part of the disposition agreement, we were required to provide training to Kensey Nash representatives in all aspects of the manufacturing process related to the transferred spine and orthopedic product line, and to act in the capacity of a product manufacturer from the point of sale through August 2007.  Because of these additional manufacturing requirements, we deferred $196,000 of the gain related to the outstanding manufacturing requirements, and we recognized $1,858,000 as a gain on sale in the statement of operations during the second quarter of 2007.  These manufacturing requirements were completed in August as planned, and the associated costs were classified against the deferred balance, reducing it to zero.  As of December 31, 2007, no further costs or adjustments relating to this product line sale are anticipated.

The revenues and expenses related to the spine and orthopedic product line sold to Kensey Nash for the years ended December 31, 2007, 2006 and 2005, were as follows:

	For the years ended December 31,
	2007	2006	2005

Revenues	$792,000	$1,451,000	$5,634,000
Cost of product revenues	(422,000)	(1,634,000)	(3,154,000)
Research & development	(113,000)	(1,052,000)	(2,325,000)
Sales & marketing	(21,000)	(163,000)	(501,000)

Thin Film Product Line

In May 2004, we sold most, but not all, of our intellectual property rights and tangible assets related to our Thin Film product line to MAST (see note 6).  The assets comprising the Thin Film product line sold to MAST were as follows:

Carrying Value Prior to Disposition

Finished goods inventory	$177,000
Manufacting and development equipment	217,000
Goodwill	240,000
$634,000

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

In August 2005, the parties settled the arbitration proceedings and gave mutual releases of all claims, excepting those related to the territory of Japan, and agreed to contractual compromises, the most significant of which was our waiving of the obligation for MAST to either pay the final cash purchase installment of $2,000,000 or to deliver 19% of its shares.

In exchange, MAST agreed to supply - at no cost to us - all required product for any necessary clinical study for the territory of Japan and to cooperate in the planning of such study.  However, if we enter into a supply agreement with MAST for the territory of Japan, we would be obliged to reimburse MAST for any Thin Film product supplied in connection with the Japanese study at a cost of $50 per sheet.

As a result of the arbitration settlement, we recognized the remaining deferred gain on sale of assets of $5,650,000, less $124,000 of related deferred costs, in the consolidated statement of operations in the third quarter of 2005.

6.	Thin Film Japan Distribution Agreement

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

The Distribution Agreement with Senko commences upon “commercialization.”  Essentially, commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.

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

As part of the Thin Film sales agreement (see note 5), we granted MAST a right to acquire our Thin Film-related interest in Japan.  This right expired unexercised on May 31, 2007.

7.	Short-term Investments

Our short-term investment balance is $0 as of December 31, 2007, as all our excess cash is included with cash and cash equivalents in the accompanying consolidated balance sheets.

As of December 31, 2006, all short-term investments were classified as available-for-sale, which consisted of the following:

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

As of December 31, 2006, investments available-for-sale had less than one year maturities as follows:

December 31, 2006
Amortized Cost
Corporate notes and bonds:
with maturity of less than 1 year	$599,000
with maturity of 1 to 2 years	—
Agency securities:
with maturity of less than 1 year	3,377,000
with maturity of 1 to 2 years	—
$3,976,000

Proceeds from sales and maturity of short term investments for the year ended December 31, 2007, 2006 and 2005 were $28,007,000, $67,137,000 and $56,819,000, respectively. Gross realized losses for such sales were approximately $0, $1,000 and $12,000 in 2007, 2006 and 2005, respectively.

8.	Composition of Certain Financial Statement Captions

Inventories, net

As of December 31, 2007 and 2006, inventories, net, were comprised of the following:

	December 31,	December 31,
	2007	2006

Raw materials	$—	$136,000
Finished goods	—	28,000
	$—	$164,000

Other Current Assets

As of December 31, 2007 and 2006, other current assets were comprised of the following:

	December 31,	December 31,
	2007	2006

Prepaid insurance	$287,000	$214,000
Prepaid other	411,000	434,000
Accrued interest receivable	—	19,000
Other receivables	66,000	44,000
	$764,000	$711,000

Property and Equipment, net

As of December 31, 2007 and 2006, property and equipment, net, were comprised of the following:

	December 31,	December 31,
	2007	2006

Manufacturing and development equipment	$2,833,000	$2,980,000
Office and computer equipment	2,430,000	2,653,000
Leasehold improvements	3,124,000	3,085,000
	8,387,000	8,718,000
Less accumulated depreciation and amortization	(4,955,000)	(4,476,000)
	$3,432,000	$4,242,000

Accounts Payable and Accrued Expenses

As of December 31, 2007 and 2006, accounts payable and accrued expenses were comprised of the following:

	December 31,	December 31,
	2007	2006

Accrued legal fees	$2,749,000	$1,630,000
Accrued R&D studies	1,263,000	1,064,000
Accounts payable	479,000	729,000
Accrued vacation	816,000	628,000
Accrued bonus	886,000	661,000
Accrued expenses	623,000	371,000
Deferred rent	265,000	239,000
Warranty reserve	67,000	132,000
Accrued accounting fees	131,000	115,000
Accrued payroll	70,000	18,000
	$7,349,000	$5,587,000

9.	Commitments and Contingencies

We have contractual obligations to make payments on leases of office and manufacturing space as follows:

Years Ending December 31,	Operating Leases

2008	$1,696,000
2009	1,626,000
2010	707,000
Total	$4,029,000

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

The lease contains a provision whereby we could be required to remove some or all of the leasehold improvements we have constructed at the end of the lease term.  We believe the costs that could be incurred pursuant to this provision would be immaterial, and therefore we have not recorded a liability for them as of December 31, 2007.

We also lease 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement bears rent at a rate of $4.38 per square foot, for a term of two years expiring on November 30, 2009.

Rent expense, which includes common area maintenance, for the years ended December 31, 2007, 2006 and 2005 was $1,992,000, $2,397,000 and $1,632,000, respectively.

We have entered into agreements with various clinical research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting pre-clinical development research, enrolling patients, recruiting patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of December 31, 2007, we have pre-clinical research study obligations of $196,000 (all of which are expected to be complete within a year) and clinical research study obligations of $9,295,000 ($4,155,000 of which are expected to be complete within a year).

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

Refer to note 6 for a discussion of our commitments and contingencies related to our arrangements with MAST and Senko.

10.	License Agreement

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

On August 9, 2007, the United States District Court granted the University of Pittsburgh’s motion for Summary Judgment in part, determining that the University of Pittsburgh’s assignees were properly named as inventors on Patent 6,777,231, and that all other inventorship issues shall be determined according to the facts presented at trial.  The trial was concluded in January 2008 and we expect to have the trial court’s final decision on the case sometime in the first or second quarter of 2008.

We are not named as a party to the lawsuit, but our president, Marc Hedrick, is one of the inventors identified on the patent and therefore is a named individual defendant.  We are providing substantial financial and other assistance to the defense of the lawsuit.

In the years ended December 31, 2007, 2006 and 2005, we expensed $2,418,000, $2,189,000 and $1,303,000, respectively, for legal fees related to this license.  These expenses have been classified as general and administrative expense in the accompanying consolidated financial statements.  We believe that the $2,464,000 accrued as of December 31, 2007 is a reasonable estimate of our liability for the unpaid expenses incurred through December 31, 2007.

11.	Long-term Obligations

In 2003, we entered into an Amended Master Security Agreement to provide financing for new equipment purchases. In 2004, we issued promissory notes in an aggregate principal amount of approximately $1,039,000 and in 2005, we issued one additional promissory note for an amount of approximately $1,380,000. Our most recent promissory note, with approximately $600,000 in principal, was executed in December 2006.  All outstanding notes are secured by equipment with an aggregate cost of approximately $2,297,000.

Additional details relating to the above promissory notes that are outstanding as of December 31, 2007, are presented in the following table:

Origination Date	Original Loan Amount	Interest Rate	Current Monthly Payment*	Term	Remaining Principal
September 2004	$317,000	8.97%	$9,000	48 Months	$20,000
December 2005	1,380,000	10.75%	42,000	36 Months	503,000
December 2006	600,000	11.05%	20,000	36 Months	435,000
Total					958,000
Less: Current Portion					(721,000)
Long-Term Obligations					$237,000
________________________________________
*           Includes principal and interest

As of December 31, 2007, the future contractual principal payments on all of our promissory notes are as follows:

Years Ending December 31,

2008	$721,000
2009	221,000
2010	16,000
Total	$958,000

Our interest expense for the years ended December 31, 2007, 2006 and 2005 (all of which related to promissory notes issued in connection with our Amended Master Security Agreement) was $155,000, $199,000 and $137,000, respectively.

12.	Income Taxes

Due to our net loss position for the years ended December 31, 2007, 2006 and 2005, and since we have recorded a full valuation allowance against deferred tax assets, there was no provision or benefit for income taxes recorded. There were no components of current or deferred federal or state income tax provisions for the years ended December 31, 2007, 2006, and 2005.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Income tax expense (benefit) at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
Stock based compensation	0.92%	0.99%	0.05%
Credits	(4.87)%	(2.72)%	(0.59)%
Change in federal valuation allowance	41.62%	34.52%	23.46%
Equity loss on investment in Joint Venture	0.01%	0.12%	5.35
Gain on intangible property	—%	—%	4.74
Other, net	(3.68)%	1.09%	0.99%
	0.00%	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowances and reserves	$55,000	$163,000
Accrued expenses	582,000	625,000
Deferred revenue and gain on sale of assets	5,910,000	7,971,000
Stock based compensation	2,528,000	1,933,000
Net operating loss carryforwards	37,704,000	24,410,000
Income tax credit carryforwards	4,140,000	3,201,000
Capitalized assets and other	284,000	720,000
	51,203,000	39,023,000
Valuation allowance	(50,435,000)	(38,505,000)

Total deferred tax assets, net of allowance	768,000	518,000

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(338,000)	—
Intangibles	(430,000)	(518,000)
Other	—	—

Total deferred tax liability	(768,000)	(518,000)

Net deferred tax assets (liability)	$—	$—

We have established a valuation allowance against our net deferred tax asset due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a valuation allowance of $50,435,000 as of December 31, 2007 to reflect the estimated amount of deferred tax assets that may not be realized. We increased our valuation allowance by approximately $11,930,000 for the year ended December 31, 2007. The valuation allowance includes approximately $579,000 related to stock option deductions, the benefit of which will be credited to equity if ever utilized.

At December 31, 2007, we had federal and state tax net operating loss carryforwards of approximately $89,941,000 and $77,254,000, respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2013, respectively, if unused. At December 31, 2007, we had federal and state tax credit carryforwards of approximately $2,946,000 and $2,735,000, respectively. The federal credits will begin to expire in 2017, if unused, and $160,000 of the state credits will begin to expire in 2009 if unused. The remaining state credits carry forward indefinitely.  In addition, we had foreign tax loss carryforwards of $2,774,000 and $179,000 in Japan and the United Kingdom, respectively.

The Internal Revenue Code limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of our control. Due to prior ownership changes as defined in IRC Section 382, a portion of the net operating loss and tax credit carryforwards are limited in their annual utilization. In September 1999, we experienced an ownership change for purposes of the IRC Section 382 limitation. As of December 31, 2007, these pre-change net operating losses and credits are fully available.

Additionally, in 2002 when we purchased StemSource, we acquired federal and state net operating loss carryforwards of approximately $2,700,000 and $2,700,000, respectively. This event triggered an ownership change for purposes of IRC Section 382. It is estimated that the pre-change net operating losses and credits will be fully available by 2008.

We have completed an update to our IRC Section 382 study analysis through April 17, 2007.  We have not had any additional ownership changes based on this study.

As a result of the adoption of SFAS 123R, we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.  At December 31, 2007, deferred tax assets do not include $2,026,000 of excess tax benefits from stock-based compensation.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006 and was first effective for the Company beginning January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The total amount of unrecognized tax benefits as of the date of adoption was zero.

Following is a tabular reconciliation of the Unrecognized Tax Benefits activity during 2007:

Unrecognized Tax Benefits – Opening Balance	None
Gross increases – tax positions in prior period	None
Gross decreases – tax positions in prior period	None
Gross increase – current-period tax positions	$716,545
Settlements	None
Lapse of statute of limitations	None
Unrecognized Tax Benefits – Ending Balance	$716,545

None of the amount included in the FIN 48 liability if recognized would affect the Company’s effective tax rate, since it would be offset by an equal reduction in the deferred tax asset valuation allowance.  The Company’s deferred tax assets are fully reserved.

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses as of December 31, 2007.

The Company is subject to taxation in the United States and California.  The Company is currently not under examination by the Internal Revenue Service or any other taxing authority.

The Company’s tax years for 1999 and forward can be subject to examination by the United States and California tax authorities due to the carryforward of net operating losses and research development credits.

The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.

13.	Employee Benefit Plan

We implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. We may make discretionary annual contributions to the Plan, which is allocated to the profit sharing accounts based on the number of years of employee service and compensation. At the sole discretion of the Board of Directors, we may also match the participants’ contributions to the Plan. We made no discretionary or matching contributions to the Plan in 2007, 2006 or 2005.

14.	Stockholders’ Deficit

Preferred Stock

We have authorized 5,000,000 shares of $.001 par value preferred stock, with no shares outstanding as of December 31, 2007 and 2006. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.

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

We have accounted for the warrants as permanent equity, consistent with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The warrants must be settled through a cash exercise whereby the warrant holder exchanges cash for shares of Cytori common stock, unless the exercise occurs when the related registration statement is not effective, in which case the warrant holder can only exercise through the cashless exercise feature of the warrant agreement.

Treasury Stock

On August 11, 2003, the Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock in the open market, from time to time until August 10, 2004 at a purchase price per share not to exceed €15.00, based on the exchange rate in effect on August 11, 2003. During 2003, we repurchased 614,099 shares of our Common Stock at an average cost of $3.69 per share for a total of $2,266,000.

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

In April 2007, we sold 1,000,000 shares of unregistered common stock from our treasury to Green Hospital Supply, Inc. for $6,000,000 cash, or $6.00 per share.  The basis of the treasury stock sold was the weighted average purchase price, or $3.62 per share, and the difference of $2.38 per share, or $2,380,000, was accounted for as an increase to additional paid-in capital.

15.	Stockholders Rights Plan

On May 28, 2003, the Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock. The dividend is payable to the stockholders of record on June 10, 2003, and with respect to shares of common stock issued thereafter until the Distribution Date (as defined below) and, in certain circumstances, with respect to shares of common stock issued after the Distribution Date. Except as set forth below, each Right, when it becomes exercisable, entitles the registered holder to purchase from us one one-thousandth (1/1000th) of a share of our Series RP Preferred Stock, $0.001 par value per share (the “Preferred Stock”), at a price of $25.00 per one one-thousandth (1/1000th) of a share of Preferred Stock, subject to adjustment. Each share of the Preferred Stock would entitle the holder to our common stock with a value of twice that paid for the Preferred Stock. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between us and Computershare Trust Company, Inc., as Rights Agent, dated as of May 29, 2003, and as amended on May 12, 2005 and August 28, 2007.

The Rights attach to all certificates representing shares of our common stock outstanding, and are evidenced by a legend on each share certificate, incorporating the Rights Agreement by reference. The Rights trade with and only with the associated shares of our common stock and have no impact on the way in which holders can trade our shares. Unless the Rights Agreement was to be triggered, it would have no effect on the Company’s consolidated balance sheet or income statement and should have no tax effect on the Company or its stockholders. The Rights Agreement is triggered upon the earlier to occur of (i) a person or group of affiliated or associated persons having acquired, without the prior approval of the Board, beneficial ownership of 15% or more of the outstanding shares of our common stock or (ii) 10 days, or such later date as the Board may determine, following the commencement of or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in a person or group of affiliated or associated persons becoming an Acquiring Person (as defined in the Rights Agreement) except in certain circumstances (the “Distribution Date”). The Rights are not exercisable until the Distribution Date and will expire at the close of business on May 29, 2013, unless we redeem them earlier.

16. Stock-based Compensation

During 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock through non-qualified stock options, stock appreciation rights, restricted stock units, or restricted stock and cash awards.  The 2004 Plan initially provides for issuance of 3,000,000 shares of our common stock, which number may be cumulatively increased (subject to Board discretion) on an annual basis beginning January 1, 2005, which annual increase shall not exceed 2% of our then outstanding stock.  As of December 31, 2007, there are 2,129,146 securities remaining and available for future issuances under 2004 Plan, which is exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

During 1997, we adopted the 1997 Stock Option and Stock Purchase Plan (the “1997 Plan”), which provides for the direct award or sale of shares and for the grant of incentive stock options (“ISOs”) and non-statutory options to employees, directors or consultants.  The 1997 Plan, as amended, provides for the issuance of up to 7,000,000 shares of our common stock.  The exercise price of ISOs cannot be less than the fair market value of the underlying shares on the date of grant. ISOs can be granted only to employees.  The 1997 Plan expired on October 22, 2007.

Generally, awards issued under the 2004 Plan or the 1997 Plan are subject to four-year vesting, and have a contractual term of 10 years.  Most awards contain one of the following two vesting provisions:

•	12/48 of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or

•	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the year ended December 31, 2007 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2007	5,934,029	$4.62
Granted	912,903	5.53
Exercised	(604,334)	3.08
Expired	(134,459)	6.40
Cancelled/forfeited	(100,864)	6.09
Balance as of December 31, 2007	6,007,275	$4.85

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2007	6,007,275	$4.85	5.77	$9,470,831
Vested and unvested expected to vest at December 31, 2007	5,867,357	$4.83	5.70	$9,365,318
Vested and exercisable at December 31, 2007	4,453,825	$4.57	4.79	$8,299,362

The following table summarizes information about options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price

Less than $2.00	223,908	$0.35	1.0	223,908	$0.35
$2.00 – 3.99	1,623,159	3.07	4.6	1,440,392	3.07
$4.00 – 5.99	2,451,657	4.69	6.9	1,645,014	4.40
$6.00 – 7.99	1,379,394	6.81	5.7	949,210	6.92
$8.00 – 9.99	252,157	8.68	7.8	118,301	8.67
More than $10.00	77,000	13.18	2.2	77,000	13.18
	6,007,275			4,453,825

The total intrinsic value of stock options exercised was $1,758,000, $1,913,000 and $1,049,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The fair value of each option awarded during the year ended December 31, 2007, 2006, and 2005 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	For the years ended December 31,
	2007	2006	2005
Expected term	6 years	6 years	8 years
Risk-free interest rate	4.59%	4.50%	4.02%
Volatility	74.61%	78.61%	80.00%
Dividends	—	—	—
Resulting weighted average grant date fair value	$3.74	$5.26	$3.25

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

The following summarizes the total compensation cost recognized in the accompanying financial statements:

	For the years ended December 31,
	2007	2006	2005

Total compensation cost for share-based payment arrangements recognized in the statement of operations (net of tax of $0)	$2,310,000	$3,220,000	$404,000

As of December 31, 2007, the total compensation cost related to non-vested stock options not yet recognized for all of our plans is approximately $4,623,000. These costs are expected to be recognized over a weighted average period of 1.86 years.

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

Cash received from stock option and warrant exercises for the years ended December 31, 2007, 2006 and 2005 was approximately $1,875,000, $920,000, and $224,000, respectively.  SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows provided by financing activities and cash outflows used in operating activities.  No income tax benefits have been recorded related to the stock option exercises.  SFAS 123R prohibits recognition of tax benefits for exercised stock options until such benefits are realized.  As we presently have tax loss carryforwards from prior periods and expect to incur tax losses in 2007, we are not able to benefit from the deduction for exercised stock options in the current reporting period.

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

To settle stock option awards that have been exercised, we will issue new shares of our common stock.  At December 31, 2007, we have an aggregate of  70,910,612 shares authorized and available to satisfy option exercises under our plans.

Cash used to settle equity instruments granted under share-based payment arrangements amounted to $0 in all periods presented.

Award Modifications

On August 2, 2007, our Senior Vice President – Research - Regenerative Cell Technology (“VP”) terminated employment with us.  We paid the former VP a lump sum cash severance payment of $66,667 and extended the exercise period of his 35,000 vested stock options through December 31, 2007.  In addition to the cash severance payment, we recorded stock based compensation expense of $5,741 in the third quarter of 2007, which reflects the incremental fair value of the extended vested stock options (over the fair value of the original awards at the modification date).

In connection with the sale of our HYDROSORB™ spine and orthopedics surgical implant product line, we eliminated the positions of two less senior employees on August 31, 2007.  At the time these positions were eliminated, we (a) accelerated the vesting of 2,084 unvested stock options held by these two employees, and (b) extended the exercise period of 37,292 vested stock options owned by them through December 31, 2008.  16,041 unvested stock options held by these two employees were forfeited.

In connection with the above modifications and in accordance with SFAS 123R, we recorded additional stock based compensation expense of $58,402 in the year ended December 31, 2007, as a component of general and administrative.  This charge constitutes the entire expense related to the modification of these options, and no future period charges will be required.

Marshall G. Cox retired from our board of directors (and his employment by the Company thereby ceased) on May 3, 2007.  We subsequently entered into a consulting agreement with Mr. Cox whereby he will continue to provide services to the Company through March 1, 2009.  Subject to his continued service to the Company, all of Mr. Cox’s outstanding stock options previously granted to him in his capacity as a director will continue to vest and be exercisable, in accordance with their original terms.  As of May 3, 2007, Mr. Cox held a total of 91,250 unvested stock options.  After May 3, 2007, the fair value of Mr. Cox’s unvested stock options will be remeasured each reporting period until they fully vest.  There was no additional stock based compensation expense recorded as a result of the modification of Mr. Cox’s options.

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

Non-Employee Stock Based Compensation

In the fourth quarter of 2007, we granted an option to purchase 22,500 shares of our common stock to a non-employee scientific advisor.  The stock option has a contractual term of 10 years and will vest in annual installments of 7,500 shares each on May 31, 2008, 2009 and 2010, subject to the individual’s continued service to the Company.  This scientific advisor will also be receiving cash consideration as services are performed.  We will remeasure the fair value of this advisor’s unvested stock options each reporting period until they fully vest, and the resulting stock based compensation expense will be recorded as a component of research and development expenses.

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

17.	Related Party Transactions

Refer to note 4 for a discussion of related party transactions with Olympus.

18. Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Product revenues	$280,000	$512,000	$—	$—
Gross profit	55,000	315,000	—	—
Development revenues	45,000	1,814,000	3,373,000	25,000
Operating expenses	8,908,000	8,245,000	8,983,000	10,841,000
Other income	139,000	2,120,000	282,000	137,000
Net loss	$(8,669,000)	$(3,996,000)	$(5,328,000)	$(10,679,000)
Basic and diluted net loss per share	$(0.43)	$(0.17)	$(0.22)	$(0.44)

	For the three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Product revenues	$502,000	$453,000	$133,000	$363,000
Gross profit (loss)	48,000	(51,000)	(250,000)	70,000
Development revenues	830,000	63,000	351,000	5,232,000
Operating expenses	8,418,000	7,437,000	8,969,000	7,324,000
Other income	84,000	112,000	101,000	111,000
Net loss	$(7,456,000)	$(7,313,000)	$(8,767,000)	$(1,911,000)
Basic and diluted net loss per share	$(0.48)	$(0.47)	$(0.53)	$(0.10)

19. Subsequent Events

On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc. for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008 we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000. We have agreed to close the second half of the private placement on or before April 30, 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or furnished pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report of Form 10-K.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the material under the captions “Election of Directors” and “Directors, Executive Officers and Corporate Governance” in our proxy statement for our 2008 annual stockholders’ meeting, which will be filed with the SEC on or before April 29, 2008.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the material under the caption “Executive Compensation” in our proxy statement for our 2008 annual stockholders’ meeting, which will be filed with the SEC on or before April 29, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for our 2008 annual stockholders’ meeting, which will be filed with the SEC on or before April 29, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the material under the caption “Information Concerning Directors and Executive Officers- Certain Relationships and Related Transactions” in our proxy statement for our 2008 annual stockholders’ meeting, which will be filed with the SEC on or before April 29, 2008.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the material under the caption “Principal Accountant Fees and Services” in our proxy statement for our 2008 annual stockholders meeting, which will be filed with the SEC on or before April 29, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (2)                      Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2006 and 2005
(in thousands of dollars)

	Balance at beginning of year	Additions/(Reductions) ((charges)/ credits to expense)	Charged to Other Accounts	Deductions	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2007	$2	$1	$—	$(2)	$1
Year ended December 31, 2006	$9	$—	$—	$(7)	$2
Year ended December 31, 2005	$8	$1	$—	$—	$9

Table of Contents

(a)(3)                      Exhibits

Exhibit Number	Description
2.5
Asset Purchase Agreement  dated  May 30, 2007, by and between Cytori Therapeutics, Inc. and MacroPore Acquisition Sub, Inc (filed as Exhibit 2.5 to our Form 10-Q Quarterly Report as filed on August 14, 2007 and incorporated by reference herein)

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

4.1.1
Amendment No. 1 to Rights Agreement dated as of May 12, 2005, between Cytori Therapeutics, Inc. and Computershare Trust Company, Inc. as Rights Agent (filed as Exhibit 4.1.1 to our Form 8-K, which was filed on May 18, 2005 and incorporated by reference herein).

4.1.2
Amendment No. 2 to Rights Agreement, dated as of August 28, 2007, between us and Computershare Trust Company, N.A. (as successor to Computershare Trust Company, Inc.), as Rights Agent (filed as Exhibit 4.1.1 to our Form 8-K, which was filed on September 4, 2007 and incorporated by reference herein).

10.1#
Amended and Restated 1997 Stock Option and Stock Purchase Plan (filed as Exhibit 10.1 to our Form 10 registration statement, as amended, as filed on March 30, 2001 and incorporated by reference herein)

10.1.1#
Board of Directors resolution adopted November 9, 2006 regarding determination of fair market value for stock option grant purposes (incorporated by reference to Exhibit 10.10.1 filed as exhibit 10.10.1 to our Form 10-K Annual Report, as filed on March 30, 2007 and incorporated by reference herein)

10.2+
Development and Supply Agreement, made and entered into as of January 5, 2000, by and between the Company and Medtronic (filed as Exhibit 10.4 to our Form 10 registration statement, as amended, as filed on June 1, 2001 and incorporated by reference herein)

10.3+
Amendment No. 1 to Development and Supply Agreement, effective as of December 22, 2000, by and between the Company and Medtronic (filed as Exhibit 10.5 to our Form 10 registration statement, as amended, as filed on June 1, 2001 and incorporated by reference herein)

10.4+
License Agreement, effective as of October 8, 2002, by and between the Company and Medtronic PS Medical, Inc. (filed as Exhibit 2.2 to our Current Report on Form 8-K which was filed on October 23, 2002 and incorporated by reference herein)

10.5+
Amendment No. 2 to Development and Supply Agreement, effective as of September 30, 2002, by and between the Company and Medtronic, Inc. (filed as Exhibit 2.4 to our Current Report on Form 8-K which was filed on October 23, 2002 and incorporated by reference herein)

10.7
Amended Master Security Agreement between the Company and General Electric Corporation, September, 2003 (filed as Exhibit 10.1 to our Form 10-Q Quarterly Report, as filed on November 12, 2003 and incorporated by reference herein)

10.8#
Asset Purchase Agreement dated May 7, 2004 between Cytori Therapeutics, Inc. and MAST Biosurgery AG (filed as Exhibit 2.1 to our Form 8-K Current Report, as filed on May 28, 2004 and incorporated by reference herein.)

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

10.10.1#
Board of Directors resolution adopted November 9, 2006 regarding determination of fair market value for stock option grant purposes (filed as Exhibit 10.10.1 to our Form 10-K Annual Report, as filed on March 30, 2007 and incorporated by reference herein)

10.11
Exclusive Distribution Agreement, effective July 16, 2004 by and between the Company and Senko Medical Trading Co. (filed as Exhibit 10.25 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.12#
Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory) (filed as Exhibit 10.19 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.13#
Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory) with Cliff (filed as Exhibit 10.20 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.14#
Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive) (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.15#
Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive) with Cliff (filed as Exhibit 10.22 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.16#
Form of Options Exercise and Stock Purchase Agreement Relating to the 2004 Equity Incentive Plan (filed as Exhibit 10.23 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.17#
Form of Notice of Stock Options Grant Relating to the 2004 Equity Incentive Plan (filed as Exhibit 10.24 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.18#
Separation Agreement and General Release dated July 15, 2005, between John K. Fraser and the Company (filed as Exhibit 10.25 to our Form 10-Q Quarterly Report as filed on November 14, 2005 and incorporated by reference herein)

10.19#
Consulting Agreement dated July 15, 2005, between John K. Fraser and the Company (filed as Exhibit 10.28 to our Form 10-Q Quarterly Report as filed on November 14, 2005 and incorporated by reference herein)

10.20
Agreement Between Owner and Contractor dated October 10, 2005, between Rudolph and Sletten, Inc. and the Company (filed as Exhibit 10.20 to our Form 10-K Annual Report as filed on March 30, 2006 and incorporated by reference herein)

10.21#
Severance Agreement and General Release dated August 10, 2005, between Sharon V. Schulzki and the Company (filed as Exhibit 10.27 to our Form 10-Q Quarterly report as filed on November 14, 2005 and incorporated by reference herein)

10.22
Common Stock Purchase Agreement dated April 28, 2005, between Olympus Corporation and the Company (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report as filed on August 15, 2005 and incorporated by reference herein)

10.23
Sublease Agreement dated May 24, 2005, between Biogen Idec, Inc. and the Company (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report as filed on August 15, 2005 and incorporated by reference herein)

10.24#
Employment Offer Letter to Doug Arm, Vice President of Development—Biologics, dated February 1, 2005 (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report as filed on August 15, 2005 and incorporated by reference herein)

10.25#
Employment Offer Letter to Alex Milstein, Vice-President of Clinical Research, dated May 1, 2005 (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report as filed on August 15, 2005 and incorporated by reference herein)

10.26#
Employment Offer Letter to John Ransom, Vice-President of Research, dated November 15, 2005 (filed as Exhibit 10.26 to our Form 10-K Annual Report as filed on March 30, 2006 and incorporated by reference herein)

10.27+
Joint Venture Agreement dated November 4, 2005, between Olympus Corporation and the Company (filed as Exhibit 10.27 to our Form 10-K Annual Report as filed on March 30, 2006 and incorporated by reference herein)

10.28+
License/ Commercial Agreement dated November 4, 2005, between Olympus-Cytori, Inc. and the Company (filed as Exhibit 10.28 to our Form 10-K Annual Report as filed on March 30, 2006 and incorporated by reference herein)

10.28.1	Amendment One to License/ Commercial Agreement dated November 14, 2007, between Olympus-Cytori, Inc. and the Company (filed herewith)

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

10.43
Financial services advisory engagement letter agreement, dated February 16, 2007, between Cytori Therapeutics, Inc. and WBB Securities, LLC (filed as Exhibit 10.2 to our Form 8-K Current Report as filed on February 26, 2007 and incorporated by reference herein)

10.44	Form of Subscription Agreement, dated February 23, 2007 (filed as Exhibit 10.3 to our Form 8-K Current Report as filed on February 26, 2007 and incorporated by reference herein)

10.45	Form of Warrant to be dated February 28, 2007 (filed as Exhibit 10.4 to our Form 8-K Current Report as filed on February 26, 2007 and incorporated by reference herein)

10.46
Common Stock Purchase Agreement, dated March 28, 2007, by and between Cytori Therapeutics, Inc. and Green Hospital Supply, Inc. (filed as Exhibit 10.46 to our Form  10-Q Quarterly Report as filed on May 11, 2007 and incorporated by reference herein).

10.47
Consulting Agreement, dated May 3, 2007, by and between Cytori Therapeutics, Inc. and Marshall G. Cox. (filed as Exhibit 10.47 to our Form  10-Q Quarterly Report as filed on August 14, 2007 and incorporated by reference herein).

10.48+
Master Cell Banking and Cryopreservation Agreement, effective August 13, 2007, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc. (filed as Exhibit 10.48 to our Form 10-Q Quarterly Report as filed on November 13, 2007 and incorporated by reference herein).

10.49+
License & Royalty Agreement, effective August 23, 2007, by and between Olympus-Cytori, Inc. and Cytori Therapeutics, Inc.  (filed as Exhibit 10.49 to our Form 10-Q Quarterly Report as filed on November 13, 2007 and incorporated by reference herein).

10.50
General Release Agreement, dated August 13, 2007, between John Ransom and Cytori Therapeutics, Inc. (filed as Exhibit 10.49 to our Form 10-Q Quarterly Report as filed on November 13, 2007 and incorporated by reference herein).

10.51
Common Stock Purchase Agreement, dated February 8, 2008, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc. (filed as Exhibit 10.51 to our Form 8-K Current Report as filed on February 19, 2008 and incorporated by reference herein).

10.51.1
Amendment No. 1 to Common Stock Purchase Agreement, dated February 29, 2008, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc. (filed as Exhibit 10.51.1 to our Form 8-K Current Report as filed on February 29, 2008 and incorporated by reference herein).

10.52#	Agreement for Acceleration and/or Severance, dated January 31, 2008, by and between Christopher J. Calhoun and Cytori Therapeutics, Inc. (filed herewith).

10.53#	Agreement for Acceleration and/or Severance, dated January 31, 2008, by and between Marc H. Hedrick and Cytori Therapeutics, Inc. (filed herewith).

10.54#	Agreement for Acceleration and/or Severance, dated January 31, 2008, by and between Mark E. Saad and Cytori Therapeutics, Inc. (filed herewith).

14.1	Code of Ethics (filed as Exhibit 14.1 to our Annual Report on Form 10-K which was filed on March 30, 2004 and incorporated by reference herein)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).
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
March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ronald D. Henriksen	Chairman of the Board of Directors	March 14, 2008
Ronald D. Henriksen

/s/ Christopher J. Calhoun	Chief Executive Officer, Vice-Chairman, Director (Principal Executive Officer)	March 14, 2008
Christopher J. Calhoun

/s/ Marc H. Hedrick, MD	President, Director	March 14, 2008
Marc H. Hedrick, MD

/s/ Mark E. Saad	Chief Financial Officer (Principal Financial Officer)	March 14, 2008
Mark E. Saad

/s/ John W. Townsend	Chief Accounting Officer	March 14, 2008
John W. Townsend

/s/ David M. Rickey	Director	March 14, 2008
David M. Rickey

/s/ Rick Hawkins	Director	March 14, 2008
Rick Hawkins

/s/ E. Carmack Holmes, MD	Director	March 14, 2008
E. Carmack Holmes, MD

/s/ Paul W. Hawran	Director	March 14, 2008
Paul W. Hawran