Form 10-Q
period 2008-06-30
CYTORI THERAPEUTICS, INC.
filed 2008-08-11
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes   ☐    No  ☒

As of July 31, 2008, there were 26,394,349 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2008	As of December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$5,328,000	$11,465,000
Accounts receivable, net of allowance for doubtful accounts of $62,000 and $1,000 in 2008 and 2007, respectively	1,073,000	9,000
Inventories, net	932,000	—
Other current assets	741,000	764,000

Total current assets	8,074,000	12,238,000

Property and equipment, net	3,062,000	3,432,000
Investment in joint venture	352,000	369,000
Other assets	553,000	468,000
Intangibles, net	967,000	1,078,000
Goodwill	3,922,000	3,922,000

Total assets	$16,930,000	$21,507,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,837,000	$7,349,000
Current portion of long-term obligations	483,000	721,000

Total current liabilities	7,320,000	8,070,000

Deferred revenues, related party	17,974,000	18,748,000
Deferred revenues	2,379,000	2,379,000
Option liability	1,000,000	1,000,000
Long-term deferred rent	326,000	473,000
Long-term obligations, less current portion	129,000	237,000

Total liabilities	29,128,000	30,907,000

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2008 and 2007	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 28,258,683 and 25,962,222 shares issued and 26,385,849 and 24,089,388 shares outstanding in 2008 and 2007, respectively	28,000	26,000
Additional paid-in capital	143,386,000	129,504,000
Accumulated deficit	(148,818,000)	(132,132,000)
Treasury stock, at cost	(6,794,000)	(6,794,000)
Amount due from exercises of stock options	—	(4,000)

Total stockholders’ deficit	(12,198,000)	(9,400,000)

Total liabilities and stockholders’ deficit	$16,930,000	$21,507,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Product revenues:
Related party	$28,000	$512,000	$28,000	$792,000
Third party	1,376,000	—	1,529,000	—
	1,404,000	512,000	1,557,000	792,000

Cost of product revenues	675,000	197,000	735,000	422,000

Gross profit	729,000	315,000	822,000	370,000

Development revenues:
Development, related party	—	1,796,000	774,000	1,796,000
Development	—	10,000	—	10,000
Research grant and other	12,000	8,000	49,000	53,000
	12,000	1,814,000	823,000	1,859,000
Operating expenses:
Research and development	5,034,000	4,393,000	9,998,000	9,390,000
Sales and marketing	1,117,000	519,000	2,074,000	1,065,000
General and administrative	3,162,000	3,433,000	6,272,000	6,599,000
Change in fair value of option liabilities	(200,000)	(100,000)	—	100,000

Total operating expenses	9,113,000	8,245,000	18,344,000	17,154,000

Operating loss	(8,372,000)	(6,116,000)	(16,699,000)	(14,925,000)

Other income (expense):
Gain on sale of assets	—	1,858,000	—	1,858,000
Interest income	38,000	348,000	114,000	545,000
Interest expense	(18,000)	(43,000)	(41,000)	(95,000)
Other expense, net	(53,000)	(52,000)	(43,000)	(54,000)
Equity gain (loss) from investment in joint venture	(8,000)	9,000	(17,000)	6,000

Total other income (expense)	(41,000)	2,120,000	13,000	2,260,000

Net loss	(8,413,000)	(3,996,000)	(16,686,000)	(12,665,000)

Other comprehensive loss – unrealized holding loss	—	—	—	(1,000)

Comprehensive loss	$(8,413,000)	$(3,996,000)	$(16,686,000)	$(12,666,000)

Basic and diluted net loss per common share	$(0.33)	$(0.17)	$(0.66)	$(0.58)

Basic and diluted weighted average common shares	25,819,980	23,497,375	25,131,317	21,790,048

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(16,686,000)	$(12,665,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	777,000	843,000
Warranty provision	(22,000)	(43,000)
Increase in allowance for doubtful accounts	61,000	1,000
Change in fair value of option liabilities	—	100,000
Stock-based compensation expense	1,199,000	1,155,000
Gain on sale of assets	—	(1,858,000)
Equity (gain) loss from investment in joint venture	17,000	(6,000)
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(1,125,000)	179,000
Inventories	(932,000)	(22,000)
Other current assets	23,000	145,000
Other assets	(85,000)	11,000
Accounts payable and accrued expenses	(490,000)	(913,000)
Deferred revenues, related party	(774,000)	(1,796,000)
Deferred revenues	—	(10,000)
Long-term deferred rent	(147,000)	(130,000)

Net cash used in operating activities	(18,184,000)	(15,009,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	5,006,000	18,459,000
Purchases of short-term investments	(5,006,000)	(18,280,000)
Proceeds from sale of assets	—	3,175,000
Costs from sale of assets	—	(109,000)
Purchases of property and equipment	(296,000)	(365,000)

Net cash provided by (used in) investing activities	(296,000)	2,880,000

Cash flows from financing activities:
Principal payments on long-term obligations	(346,000)	(774,000)
Proceeds from exercise of employee stock options	689,000	908,000
Proceeds from sale of common stock and warrants	12,000,000	21,500,000
Costs from sale of common stock	—	(1,599,000)
Proceeds from sale of treasury stock	—	6,000,000

Net cash provided by financing activities	12,343,000	26,035,000

Net increase (decrease) in cash and cash equivalents	(6,137,000)	13,906,000

Cash and cash equivalents at beginning of period	11,465,000	8,902,000

Cash and cash equivalents at end of period	$5,328,000	$22,808,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$44,000	$96,000
Taxes	—	2,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to our consolidated financial statements for the year ended December 31, 2007 and footnotes thereto which were included in our Annual Report on Form 10-K, dated March 14, 2008.

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

Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, accounting for product line dispositions, valuing our put option arrangement with Olympus Corporation (Put option) (see notes 13 and 14), determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, and assessing how to report our investment in Olympus-Cytori, Inc.

3.	Liquidity

We incurred losses of $8,413,000 and $16,686,000 for the three and six months ended June 30, 2008 and $3,996,000 and $12,665,000 for the three and six months ended June 30, 2007, respectively.  We have an accumulated deficit of $148,818,000 as of June 30, 2008.  Additionally, we have used net cash of $18,184,000 and $15,009,000 to fund our operating activities for the six months ended June 30, 2008 and 2007, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  During the first half of 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  Our current efforts to raise capital have taken longer than we initially anticipated.  However, we announced on August 8, 2008, the raising of approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.

With this recently completed private placement, we believe we have enough cash to fund operations through at least the next six months, and we will continue to seek additional cash through operating profits, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transaction and corporate partnership in the near-term.  If such efforts are not successful, we will need to significantly reduce or curtail our research and development, clinical activities and other operations, and this would negatively affect our ability to achieve corporate growth goals.

We expect to continue to utilize our cash and cash equivalents to fund operations, including sales & marketing efforts, clinical trials, pre-clinical activities, and further research and development of products.   Management recognizes the need to generate positive cash flows in future periods and to obtain additional capital from multiple sources in order to continue our operations as planned.  Without this additional capital as well as cash generated from sales and containment of operating costs, we will not have adequate funding for sales & marketing efforts, clinical trials, further pre-clinical activities and product development required to support successful commercialization.  No assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

Our product sales, which commenced in the first quarter of 2008, are not currently sufficient by themselves to provide long-term cash flow viability to the Company.  However, based on the results of our initial product launch in the first half of this year combined with orders received and expected during the remainder of the year and beyond, we believe our revenue generation prospects will provide an increasingly significant contribution to our operating cash flows.

Management actively monitors current and projected costs as we progress into product commercialization and sales in order to match projected expenditures to available cash flow (as noted above, the recent financing took longer than originally anticipated due to current economic conditions and during that time management was monitoring cash outflow).  Cost containment measures are currently being explored with the goal of reducing or eliminating non-essential research and administrative expenditures as well as utilizing manufacturing techniques and alternatives that can help generate production economies of scale.

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

Our MacroPore Biosurgery unit develops Thin Film bioresorbable implants for sale in Japan through Senko Medical Trading Company or Senko, which has exclusive distribution rights to these products in Japan.  Also, until after the second quarter of 2007, the MacroPore Biosurgery segment manufactured and distributed the HYDROSORB™ family of spine and orthopedic implants.

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

During the three and six months ended June 30, 2008, we had no significant activity in the MacroPore Biosurgery operating segment as a result of sale in May 2007 to Kensey Nash of the intellectual property rights and tangible assets related to the spine and orthopedic bioresorbable implant product line.

Prior year results presented below have been developed on the same basis as the current year amounts.  For all periods presented, we did not have any intersegment transactions.

The following tables provide information regarding the performance and assets of our operating segments:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues:
Regenerative cell technology	$1,416,000	$1,804,000	$2,380,000	$1,849,000
MacroPore Biosurgery	—	522,000	—	802,000
Total revenues	$1,416,000	$2,326,000	$2,380,000	$2,651,000

Segment operating income (losses):
Regenerative cell technology	$(5,352,000)	$(3,014,000)	$(10,321,000)	$(8,364,000)
MacroPore Biosurgery	(58,000)	231,000	(106,000)	138,000
General and administrative expenses	(3,162,000)	(3,433,000)	(6,272,000)	(6,599,000)
Changes in fair value of option liabilities	200,000	100,000	—	(100,000)
Total operating loss	$(8,372,000)	$(6,116,000)	$(16,699,000)	$(14,925,000)

	As of June 30,	As of December 31,
	2008	2007
Assets:
Regenerative cell technology	$13,399,000	$11,591,000
MacroPore Biosurgery	—	—
Corporate assets	3,531,000	9,916,000
Total assets	$16,930,000	$21,507,000

5.	Short-Term Investments

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

After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are considered cash equivalents as of June 30, 2008.

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

Our inventory balance as of June 30, 2008 includes the cost of materials on hand as of June 30, 2008 that we purchased on or after March 1, 2008.  March 1, 2008 is considered our commercialization date based on completion of final development activities associated with our Celution® 800/CRS System products.  All materials purchased prior to the commercialization date were expensed as research and development expense during the period they were purchased, of which $171,000 (with a net book value of $0) was on hand as of June 30, 2008 to be utilized in future manufacturing.

No inventory provisions were recorded during the three and six month periods ended June 30, 2008 and 2007.

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

Revenue Recognition

Product Sales

Beginning in March 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market.  Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales will generally be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For product sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).

Before the disposal of our bioresorbable spine and orthopedic product line in May 2007, we sold our (non-Thin Film) MacroPore Biosurgery products to Medtronic, Inc., a related party.  We recognized revenue on product sales to Medtronic upon shipment of ordered products to Medtronic, as title and risk of loss were transferred at that point.

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

To date, we have not received any upfront license payments that are separable under EITF 00-21.  Accordingly, such license revenues have been combined with other elements, such as research and development activities, for purposes of revenue recognition.  For instance, we account for the license fees and milestone payments under the Distribution Agreement with Senko as a single unit of accounting.  Similarly, we have attributed the upfront fees received under the arrangements with Olympus Corporation, a related party (see note 13), to a combined unit of accounting comprising a license we granted to Olympus-Cytori, Inc., which we refer to as the Joint Venture or the JV, a related party, as well as development services we agreed to perform for this entity.

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

No license/distribution fees (that would be considered separable under EITF 00-21) have been recognized as revenues in the three and six month periods ended June 30, 2008 and 2007.

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health or the NIH.  Revenue earned under development agreements is classified as either research grant or development revenues in our consolidated condensed statements of operations, depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are presented in compliance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”  In accordance with the criteria established by these EITF Issues, we record grant revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated condensed statements of operations.

Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our consolidated condensed statements of operations.

We received a total of $22,000,000 from Olympus and Olympus-Cytori, Inc. during 2005 in two separate but related transactions (see note 13).  Approximately $4,689,000 of this amount related to common stock that we issued, as well as two options we granted, to Olympus.  Moreover, during the first quarter of 2006, we received $11,000,000 from the Joint Venture upon achieving the CE Mark on the Celution® 600.  The difference between the proceeds received and the fair values of the common stock and option liability was recorded as deferred revenue, since conceptually; the excess proceeds represent a prepayment for future contributions and obligations of Cytori for the benefit of the Joint Venture, rather than additional equity investment in Cytori.  Considering the $4,689,000 initially allocated to the common stock issued and the two options, we recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution® System platform and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  As noted above, the license and development services are not separable under EITF 00-21.  The recognition of this deferred amount will require the achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the JV, including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.

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

Of the amounts received and deferred, we recognized development revenues of $0 and $774,000 during the three and six month periods ended June 30, 2008, respectively.  We recognized $1,796,000 during the three and six month periods ended June 30, 2007.  All related development costs are expensed as incurred and are included in research and development expense on the consolidated condensed statements of operations.

In the third quarter of 2004, we entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the following defined research and development milestones:

•
In 2004, we received a nonrefundable payment of $1,250,000 from Senko after filing an initial regulatory application with the Japanese Ministry of Health, Labour and Welfare or the MHLW, related to the Thin Film product line.  We initially recorded this payment as deferred revenues of $1,250,000.

•	Upon the achievement of commercialization (i.e., regulatory approval by the MHLW), we will be entitled to an additional nonrefundable payment of $250,000.

Of the amounts received and deferred with respect to Senko, we did not recognize any development revenues in the three and six months ended June 30, 2008, respectively.  We recognized $10,000 during the three and six month periods ended June 30, 2007, respectively.  As noted above, the license and the milestone components of the Senko Distribution Agreement are accounted for as a single unit of accounting.  This single element includes a $1,500,000 license fee which is partially refundable if it is determined in good faith by the parties that Commercialization of the Products is unobtainable, then 50% of the distribution rights fee will be returned to Senko.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined deliverable as we complete performance obligations under the Distribution Agreement with Senko.  Accordingly, we expect to recognize approximately $1,129,000 (consisting of remaining $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement once commercialization is achieved.  We will not recognize the potentially refundable portion of the fees until the right of refund expires.

7.	Inventories

Inventories are carried at lower cost, which approximates average cost, determined on the first-in, first-out (FIFO) method, or market.  We had no inventories as of December 31, 2007 as all materials purchased prior to the commercialization date of March 1, 2008 were expensed as research and development expense during the period they were purchased.

Inventories consisted of the following:

As of June 30, 2008

Raw materials	$405,000
Work-in-progress	306,000
Finished goods	221,000
Total	$932,000

8.	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three and six months ended June 30, 2008 and 2007, we had no impairment losses associated with our long-lived assets.

9.	Share-Based Compensation

Through December 31, 2007, we used the “simplified method” to estimate the expected term of our stock options, as outlined in SEC Staff Accounting Bulletin No. 107.  Starting January 1, 2008, we calculated the expected term of our stock options based on our historical data.  The expected term is calculated for and applied to all employee awards as a single group as we do not expect (nor does historical data suggest) substantially different exercise or post-vesting termination behavior amongst our employee population.  The fair value of each option awarded is estimated on the date of grant using the Black-Scholes-Merton option valuation model utilizing expected term based on our historical data.  The Company will periodically evaluate our historical data to assess the adequacy of the expected term.  The effect of this change on income from continuing operations and net income is immaterial.

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2008 and 2007, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 7,985,949 for the three and six month periods ended June 30, 2008 and 8,161,043 for the three and six month periods ended June 30, 2007, respectively.

11.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including conducting pre-clinical development research, enrolling patients, recruiting patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of June 30, 2008, we have pre-clinical research study obligations of $281,000 (which are expected to be fully completed within a year) and clinical research study obligations of $8,426,000 ($4,100,000 of which are expected to be completed within a year).

We are subject to various claims and contingencies related to legal proceedings.  Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties, and governmental actions.  Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate.  Management believes that any liability to us or other remedy that may arise as a result of currently pending legal proceedings will not have a material adverse effect on our financial condition, liquidity, or results of operations as a whole.

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

On October 16, 2001, StemSource, Inc. entered into an exclusive worldwide license agreement with the Regents of the University of California or UC, licensing all of UC’s rights to certain pending patent applications being prosecuted by UC and (in part) by the University of Pittsburgh, for the life of these patents, with the right of sublicense.  The exclusive license relates to an issued patent number 6,777,231, which we refer to as the 231 Patent, and various pending applications relating to adipose-derived stem cells.  In November 2002, we acquired StemSource, and the license agreement was assigned to us.

The agreement, which was amended and restated in September 2006 to better reflect our business model, calls for various periodic payments until such time as we begin commercial sales of any products utilizing the licensed technology.  Upon achieving commercial sales of products or services covered by the UC license agreement, we will be required to pay variable earned royalties based on the net sales of products sold.  Minimum royalty amounts will increase annually with a plateau in 2015.  In addition, there are certain due diligence milestones that are required to be reached as a result of the agreement.  Failure to fulfill these milestones may result in a reduction of or loss of the specific rights to which the affected milestone relates.

Additionally, we are obligated to reimburse UC for patent prosecution and other legal costs on any patent applications contemplated by the agreement.  In particular, the University of Pittsburgh filed a lawsuit in the fourth quarter of 2004, naming all of the inventors who had not assigned their ownership interest in the 231 Patent to the University of Pittsburgh.  It was seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of the 231 Patent.  This lawsuit has subjected us to and will likely continue to subject us to significant costs and expenses.

On August 9, 2007, the United States District Court, or the Court, granted the University of Pittsburgh’s motion for Summary Judgment in part, determining that the University of Pittsburgh’s assignors were properly named as inventors on 231 Patent, and that all other inventorship issues shall be determined according to the facts presented at trial.  The trial was concluded in January 2008 and on June 9, 2008 the Court signed its final order which we received on June 12, 2008.  The Court concluded that the University of Pittsburgh’s assignors were the sole inventors of the 231 Patent.  The Court’s decision terminated UC’s rights to the 231 Patent.  Upon review of the Court’s findings, we believe that the Court’s decision was in error.  The UC assignors have agreed to appeal the decision and a Notice of Appeal was filed on July 9, 2008.  If the UC assignors’ appeal of the Court’s decision is successful, UC’s rights to the 231 Patent should be reinstated.

We are not named as a party to the lawsuit, but our president, Marc Hedrick, is one of the inventors identified on the 231 Patent and therefore is a named individual defendant.  Due to our license obligations to UC relating to the 231 Patent and other UC patent applications we have provided substantial financial and other assistance to the defense of the lawsuit. Since our current products and products under development do not practice the 231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the 231 Patent is unrelated to our current products and product pipeline, we believe that the 231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.

During the three and six months ended June 30, 2008, we expensed $73,000 and $240,000, respectively, for legal fees related to this license.  In the three and six months ended June 30, 2007, we expensed $518,000 and $602,000, respectively, for legal fees related to this license.  These expenses have been classified as general and administrative expense in the accompanying financial statements.  We believe that the amount accrued as of June 30, 2008 of $1,763,000 is a reasonable estimate of our liability for the expenses incurred through June 30, 2008.

13.	Transactions with Olympus Corporation

Initial Investment by Olympus Corporation in Cytori

In the second quarter of 2005, we entered into a common stock purchase agreement with Olympus in which we received $11,000,000 in cash proceeds.

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

The $11,000,000 in total proceeds we received in the second quarter of 2005 exceeded the sum of (i) the market value of our stock as well as (ii) the fair value of the option at the time we entered into the share purchase agreement.  The $7,811,000 difference between the proceeds received and the fair values of our common stock and option liability was recorded as a component of deferred revenues, related party in the accompanying consolidated condensed balance sheet.  This difference was recorded as deferred revenue since, conceptually, the excess proceeds represent a prepayment for future contributions and obligations of Cytori for the benefit of the Joint Venture (see below), rather than an additional equity investment in Cytori.  We will recognize development revenue upon achievement of related milestones, in accordance with proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased (see note 6 under revenue recognition).

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

As of June 30, 2008, Olympus holds approximately 11% of our issued and outstanding shares.  Additionally, Olympus has a right to designate a director to serve on our Board of Directors, which it has not yet exercised, though it has from time to time utilized an observer to attend Company Board meetings.

Formation of the Olympus-Cytori Joint Venture

On November 4, 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.

Under the Joint Venture Agreements with Olympus:

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

We have determined that the Joint Venture is a variable interest entity or VIE, pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At June 30, 2008, the carrying value of our investment in the Joint Venture is $352,000.

We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no contributions to the Joint Venture during the three and six months ended June 30, 2008 and 2007, respectively.

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

As of November 4, 2005, the fair value of the Put was estimated to be $1,500,000.  At June 30, 2008 and December 31, 2007, the estimated fair value of the Put was $1,000,000.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	June 30, 2008	December 31, 2007	November 4, 2005

Expected volatility of Cytori	61.00%	60.00%	63.20%
Expected volatility of the Joint Venture	61.00%	60.00%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$8,925,000	$9,324,000	$10,780,000
Probability of a change of control event for Cytori	2.56%	2.17%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	3.99%	4.04%	4.66%

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

As part of the various agreements with Olympus, we will be required, following commercialization of the Joint Venture’s Celution® System or Systems, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of June 30, 2008.

In August 2007 we entered into a License and Royalty Agreement with the Joint Venture.  This Royalty Agreement provides us the ability to commercially launch the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows for the sale of the Cytori system until such time as the Joint Venture’s products are commercially available, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.  During the three and six month periods ended June 30, 2008, in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, we incurred approximately $72,000 and $83,000, respectively, in royalty cost related to our agreement with the Joint Venture.  This cost is included as a component of cost of product revenues in our consolidated condensed statement of operations.

Deferred revenues, related party

As of June 30, 2008, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for contributions and obligations that we have agreed to on behalf of Olympus and the Joint Venture (less any amounts that we have recognized as revenues in accordance with our revenue recognition policies set out in note 6).  These contributions include product development, regulatory approvals, and generally associated pre-clinical and clinical trials to support the commercialization of the Celution® System platform.  Our obligations also include maintaining the exclusive and perpetual license to our device technology, including the Celution® System platform and certain related intellectual property.

Pursuant to EITF 00-21, we have concluded that the license and development services must be accounted for as a single unit of accounting.  Refer to note 6 for a full description of our revenue recognition policy.

14.  Fair Value Measurements

On January 1, 2008, we adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	June 30, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,594,000	$4,594,000	$—	$—

Liabilities:
Put option liability	$(1,000,000)	$—	$—	$(1,000,000)

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and other highly liquid, exchange-traded fixed income and equity securities, and therefore these are classified in Level 1 of the fair value hierarchy.

Our put option liability (see note 13) is valued using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation). Assumptions are made with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate.  Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

	Three months ended	Six months ended
Put option liability	June 30, 2008	June 30, 2008

Beginning balance	$(1,200,000)	$(1,000,000)
Decrease in fair value recognized in operating expenses	200,000	—
Ending balance	$(1,000,000)	$(1,000,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of June 30, 2008.

15.	Stockholders’ Deficit

Common Stock
On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States of America securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such a will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about  our anticipated expenditures, including those related to clinical research studies, and general and administrative expenses;  the potential size of the market for our products,  future  development and/or expansion of our products and therapies in our markets,  ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; the future impact and ongoing appeal with respect to our 231 patent litigation,  the “Liquidity and Capital Resources” section of this report, including our need for additional financing and the availability thereof; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, unforeseen litigation, and competition within the regenerative medicine field,  to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described our filings with the Securities and Exchange Commission and under the “Risk Factors” section in Part II below.

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

Overview

Liquidity

We incurred losses of $8,413,000 and $16,686,000 for the three and six months ended June 30, 2008 and $3,996,000 and $12,665,000 for the three and six months ended June 30, 2007, respectively.  We have an accumulated deficit of $148,818,000 as of June 30, 2008.  Additionally, we have used net cash of $18,184,000 and $15,009,000 to fund our operating activities for the six months ended June 30, 2008 and 2007, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  During the first half of 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  Our current efforts to raise capital have taken longer than we initially anticipated.  However, we announced on August 8, 2008, the raising of approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.

With this recently completed private placement, we believe we have enough cash to fund operations through at least the next six months, and we will continue to seek additional cash through operating profits, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transaction and corporate partnership in the near-term.  If such efforts are not successful, we will need to significantly reduce or curtail our research and development, clinical activities and other operations, and this would negatively affect our ability to achieve corporate growth goals.

We expect to continue to utilize our cash and cash equivalents to fund operations, including sales & marketing efforts, clinical trials, pre-clinical activities, and further research and development of products.   Management recognizes the need to generate positive cash flows in future periods and to obtain additional capital from multiple sources in order to continue our operations as planned.  Without this additional capital as well as cash generated from sales and containment of operating costs, we will not have adequate funding for sales & marketing efforts, clinical trials, further pre-clinical activities and product development required to support successful commercialization.  No assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

Our product sales, which commenced in the first quarter of 2008, are not currently sufficient by themselves to provide long-term cash flow viability to the Company.  However, based on the results of our initial product launch in the first half of this year combined with orders received and expected during the remainder of the year and beyond, we believe our revenue generation prospects will provide an increasingly significant contribution to our operating cash flows.

Management actively monitors current and projected costs as we progress into product commercialization and sales in order to match projected expenditures to available cash flow (as noted above, the recent financing took longer than originally anticipated due to current economic conditions and during that time management was monitoring cash outflow).  Cost containment measures are currently being explored with the goal of reducing or eliminating non-essential research and administrative expenditures as well as utilizing manufacturing techniques and alternatives that can help generate production economies of scale.

Regenerative Cell Technology

Cytori’s goal is to become a global provider of medical technologies, specifically designed for practicing regenerative medicine. Regenerative medicine describes the emerging field that aims to repair or restore lost or damaged organ and cell function. Our commercial activities are currently focused on cosmetic and reconstructive surgery in Europe and Asia and stem and regenerative cell banking (cell preservation). Our product pipeline is focused on new treatments for cardiovascular disease, orthopedic damage, gastrointestinal disorders, pelvic health conditions, and other medical applications.

The foundation of Cytori’s business is the Celution® System product platform. This family of products can process a patient’s own cells at the bedside in real time. These cells are then delivered back to the patient, where they’re needed, all during the same surgical procedure. The Celution® System product platform consists of the Celution® Device, related single-use consumables, reusable surgical instruments, and a proprietary enzyme solution. The more therapeutic applications we develop for the cellular output of the Celution® System product family, the more opportunities we may have to offer our technology to hospitals, clinics, and physicians.

The Celution® 800 and 900 are bedside systems that separate stem and regenerative cells residing naturally within adipose (fat) tissue. We introduced the Celution® 800/CRS into the European and Asia-Pacific cosmetic and reconstructive surgery market in the first quarter of 2008. In addition, commercialization efforts are ongoing for the Celution® 900/MB as part of our comprehensive cell banking (cryopreservation) product offering. We believe these two markets offer the potential for revenue growth over the next few years until new products come out of our development pipeline. This product development pipeline includes applications for cardiovascular disease, for which two clinical trials are presently underway in Europe, spinal disc repair, gastrointestinal disorders, and pelvic health conditions.

Over the next 12 months, we anticipate focusing on the following initiatives:

•	Selling additional StemSource® Cell Banks to hospitals and companies around the globe
•	Expanding commercialization of the Celution® 800/CRS in Europe and Asia-Pacific into the European and Asia-Pacific reconstructive surgery market
•	Completing our post-marketing study in Europe with the Celution® 800/CRS for the reconstruction of breast tissue following partial mastectomy to support expanded marketing efforts and reimbursement
•	Advancing our cardiovascular disease product pipeline through clinical development
•	Seeking strategic commercialization partnerships

During the first half of 2008, we introduced and received the first orders for Celution® System products, which were sold into the European and Asian reconstructive surgery market. A broader launch is expected following the successful completion of at least one breast reconstruction post-partial mastectomy post-marketing study designed to provide Cytori with additional clinical data to support broad physician adoption and reimbursement. Breast reconstruction is a niche market that we are pursuing because there is a significant medical need for viable reconstructive alternatives to partial mastectomy patients. This segment of the reconstructive surgery market may also be effectively addressed with targeted sales and distribution efforts.

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

Reconstruction of partial mastectomy defects using autologous fat grafting augmented  with adipose-derived stem and regenerative cells, processed with the Celution® 600 System (an earlier generation of the Celution® 800 System), was reported in December 2007 to be safe and effective in a 21 patient, investigator-initiated study in Japan.  While more clinical trials will be required, the study observed that combining adipose-derived stem and regenerative cells with additional adipose tissue in order to fill the defect area was safe and resulted in 79% patient satisfaction, with a statistically significant improvement and maintenance of tissue thickness six months following surgery. These results formed the basis for the design of our company-sponsored post-marketing study in Europe, RESTORE II, which began in the second quarter of 2008.

The Celution® 900-based StemSource® Cell Bank was also launched this year. It is being commercialized to hospitals in Japan, Korea, Taiwan, and Thailand through our partner Green Hospital Supply. In addition, we are offering the StemSource® Cell Bank to select companies and hospitals throughout the rest of the world. This product is important as it allows us to capitalize near-term in a scalable fashion on another application for the Celution® System platform, the cryopreservation of cells, which is estimated to be a large, untapped medical market.  Additionally, Cytori will generate recurring revenues each time a patient preserves his or her cells, which will require a single-use consumable.

The most technically advanced therapeutic application in our product development pipeline is cardiovascular disease.  We currently have two clinical trials underway for adipose-derived stem and regenerative cells for the treatment of cardiovascular disease, one targeting a chronic form of heart disease and the other targeting heart attacks, an acute form of heart disease.

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

On June 24, 2008, the United States Patent & Trademark Office issued Patent No. 7,390,484, or the 484 patent, covering our Celution® System technology.  The 484 patent specifically protects Cytori's device technology that processes adipose tissue to obtain a diverse and mixed population of cells. Key claims are directed to a closed processing system for tissue collection, filtration, concentration and a provision for aseptic removal.  Unlike Patent No. 6,777,231, which the Celution® System does not practice, and which was recently the subject of an adverse court ruling (see Part II, Item I, Legal Proceedings), the 484 patent is an important component of our regenerative cell therapy intellectual property portfolio. The 484 patent describes a system for bringing to the patient’s bedside a mixed population of cells including, but not limited to, fibroblasts, red blood cells, white blood cells, smooth muscle cells, smooth muscle progenitor cells, endothelial cells, endothelial progenitor cells, lymphatic cells, lymphatic progenitor cells, as well as adult stem cells.

Olympus Partnership

On November 4, 2005, we entered into a strategic development and manufacturing joint venture agreement and other related agreements, which we refer to as the JV Agreements, with Olympus Corporation.  As part of the terms of the JV Agreements, we formed a joint venture, Olympus-Cytori, Inc., which we refer to as the Joint Venture, to develop and manufacture future generation devices based on our Celution® System platform.

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

As of June 30, 2008, the estimated fair value of the Put was $1,000,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

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

We have worked closely with Olympus’ team of scientists and engineers to design the future generations Celution® System so that it will contain certain product enhancements and can be manufactured in a streamlined manner.

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture which provides us the ability to commercially launch the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows for the sale of the Cytori-developed Celution® System platform until such  time as the Joint Venture’s products are commercially available for the same market served by Cytori platform, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

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

On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc. for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000.

MacroPore Biosurgery

Spine and orthopedic products

By selling our spine and orthopedic surgical implant business to Kensey Nash Corporation in the second quarter of 2007, we have completed our transition away from the bioresorbable product line for which we were originally founded.

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

In the third quarter of 2004, we entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  Specifically, the license covers Thin Film products with the following indications: anti-adhesion; soft tissue support; and minimization of the attachment of soft tissues.  The Distribution Agreement with Senko commences upon “commercialization.”  Commercialization will occur when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare, or MHLW.  Following commercialization, the Distribution Agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three and six month periods ended June 30, 2008.  We recognized $10,000 for the three and six month periods ended June 30, 2007.

Results of Operations

Our overall net loss for the three and six month periods ended June 30, 2008 was $8,413,000 and $16,686,000, which was driven by $5,034,000 and $9,998,000 in research and development expenses, $1,117,000 and $2,074,000 in sales and marketing expenses, and $3,162,000 and $6,272,000 in general and administrative expenses, respectively. This compares to a net loss for the three and six month periods ended June 30, 2007 of $3,996,000 and $12,665,000, which was driven by $4,393,000 and $9,390,000 in research and development expenses and $3,433,000 and $6,599,000 in general and administrative expenses, respectively. The net loss for the six months ended June 30, 2008 reflects expenses related to preparations for regenerative cell technology commercialization, including build-out of our manufacturing capability, as well as costs associated with clinical trials.  The losses for these periods were offset in part by the recognition of development revenue as well as recognition of revenue on the first of our Celution® System product sales.  We currently expect our net operating loss for 2008 will be approximately $25,000,000.

Product revenues

Product revenues in 2008 relate to our regenerative cell technology segment and consisted of revenues from our Celution® System products.  Product revenues in 2007 relate to our MacroPore Biosurgery segment and consisted of revenues from our spine and orthopedic products.  The following table summarizes the components for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007

Regenerative cell technology:
Celution® Systems
Related party	$28,000	$—	$28,000	$—
Third party	1,376,000	—	1,529,000	—

MacroPore Biosurgery:
Spine and orthopedic products	—	512,000	—	792,000

Total product revenues	$1,404,000	$512,000	$1,557,000	$792,000
% attributable to Medtronic	—	100.0%	—	100.0%	%
% attributable to Olympus	2.0%	—	1.8%	—

Beginning in March of 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market.  Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales will generally be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For product sales to customers who arrange for and manage all aspects of the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue.  As of June 30, 2008 we had open sales orders of $767,000 and we had $113,000 of shipped product orders that did not reach final destination.  Revenue for these items is expected to be recognized in the quarter ending September 30, 2008.

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

We expect to have product revenues related to our MacroPore Biosurgery segment again if commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of product revenues

Cost of product revenues for 2008 relates to Celution® System products in our regenerative cell technology segment and includes material, manufacturing labor, overhead costs, and an inventory provision, if applicable.  Cost of product revenues for 2007 relates to spine and orthopedic products in our MacroPore Biosurgery segment and includes material, manufacturing labor, overhead costs, and an inventory provision, if applicable.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007

Regenerative cell technology:
Cost of product revenues	$662,000	$—	$716,000	$—
Share-based compensation	13,000	—	19,000	—
Total regenerative cell technology	675,000	—	735,000	—

MacroPore Biosurgery:
Cost of product revenues	—	188,000	—	403,000
Share-based compensation	—	9,000	—	19,000
Total MacroPore Biosurgery	—	197,000	—	422,000

Total cost of product revenues	$675,000	$197,000	$735,000	$422,000
Total cost of product revenues as % of product revenues	48.1%	38.5%	47.2%	53.3%

Regenerative cell technology:

•
The increase in cost of product revenues for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was due to Celution® System product sales for which revenue was recognized during the three and six months ended June 30, 2008.  Cost of sales included an economic benefit of approximately $292,000 and $327,000, respectively, related to material cost and labor/overhead previously expensed as research and development prior to commercialization date of March 1, 2008 that was sold during the three and six months ended June 30, 2008.

•
Cost of product revenues included approximately $13,000 and $19,000 of share-based compensation expense for the three and six months ended June 30, 2008, respectively.  For further details, see share-based compensation discussion below.

MacroPore Biosurgery:

•
The decrease in cost of product revenues for the three and six months ended June 30, 2008 as compared to the same period in 2007 was due to a decrease in production of MacroPore Biosurgery spine and orthopedic products, followed by our sale of the product line in May 2007.

•
Cost of product revenues included approximately $9,000 and $19,000 of share-based compensation expense for the three and six months ended June 30, 2007, respectively.  For further details, see share-based compensation discussion below.

The future.  We expect to see a nominal decrease of gross profit margin for the regenerative cell technology segment as the balance of production inventory on hand that was previously expensed as research and development cost decreases. We expect to incur costs related to our MacroPore products once commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007
Regenerative cell technology:
Development (Olympus)	$—	$1,796,000	$774,000	$1,796,000
Regenerative cell storage services and other	12,000	8,000	49,000	53,000
Total regenerative cell technology	12,000	1,804,000	823,000	1,849,000

MacroPore Biosurgery:
Development (Senko)	—	10,000	—	10,000
Total development revenues	$12,000	$1,814,000	$823,000	$1,859,000

Regenerative cell technology:

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the three and six months ended June 30, 2008, we recognized $0 and $774,000 of revenue associated with our arrangements with Olympus, respectively.

MacroPore Biosurgery:

Under a distribution agreement with Senko we are entitled to earn payments based on achieving certain milestones.  We did not recognize any revenue for the three and six months ended June 30, 2008.  We recognized $10,000 for the three and six months ended June 30, 2007.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007
Regenerative cell technology:
Regenerative cell technology	$4,502,000	$2,837,000	$8,479,000	$6,073,000
Development milestone (Joint Venture)	371,000	1,329,000	1,213,000	2,834,000
Share-based compensation	161,000	175,000	301,000	327,000
Total regenerative cell technology	5,034,000	4,341,000	9,993,000	9,234,000

MacroPore Biosurgery:
Bioresorbable polymer implants	—	30,000	5,000	111,000
Development milestone (Senko)	—	21,000	—	43,000
Share-based compensation	—	1,000	—	2,000
Total MacroPore Biosurgery	—	52,000	5,000	156,000
Total research and development expenses	$5,034,000	$4,393,000	$9,998,000	$9,390,000

Regenerative cell technology:

•
Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose tissue as a source for autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.  Labor-related expenses, not including share-based compensation, decreased by $176,000 and $310,000 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007 primarily due to the decrease in headcount for our research and development department as a result of achievement of commercialization and transfer of employees from research and development to the manufacturing department.  Professional services expense increased by $154,000 and $334,000 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.  This was due to increased use of consultants and temporary labor during the current quarter.  Pre-clinical and clinical study expense increased by $488,000 and $277,000 for the three and six months ended June 30, 2008, respectively as compared to the same periods in 2007.  This fluctuation was due primarily to a transition in focus from pre-clinical studies to clinical studies.  Expenses for supplies increased by $193,000 and $377,000 for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to use of inventory supplies for research purposes and purchases of production supplies prior to the related product line commercialization.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets.  For the three and six months ended June 30, 2008, costs associated with the development of the device were $371,000 and $1,213,000, respectively.  For the three and six months ended June 30, 2007, costs associated with the development of the device were $1,329,000 and $2,834,000, respectively.  The decrease in the costs related to the Joint Venture with Olympus is primarily due to the completion of pre-clinical milestone activities.  The three months ended June 30, 2008 and 2007 expenses were composed of $176,000 and $828,000 in labor and related benefits, $80,000 and $224,000 in consulting and other professional services, $14,000 and $151,000 in supplies and $101,000 and $126,000, respectively, in other miscellaneous expense.  The six months ended June 30, 2008 and 2007 expenses were composed of $660,000 and $1,719,000 in labor and related benefits, $230,000 and $530,000 in consulting and other professional services, $48,000 and $341,000 in supplies and $275,000 and $244,000, respectively, in other miscellaneous expense.

•
Share-based compensation for the regenerative cell technology segment of research and development was $161,000 and $301,000 for the three and six months ended June 30, 2008, respectively.  Share-based compensation for the regenerative cell technology segment of research and development was $175,000 and $327,000 for the three and six months ended June 30, 2007, respectively.  See share-based compensation discussion below for more details.

MacroPore Biosurgery:
.
•
Research and development expenses for bioresorbable polymer implants substantially decreased as of June 30, 2008.  This was due to a redistribution of labor resources from one business segment to the other, as well as to termination of spine and orthopedics product research upon sale of that product line in May 2007.

•
Under a distribution agreement with Senko, we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  During the three and six months ended June 30, 2007, we incurred $21,000 and $43,000, respectively, of expenses related to this regulatory and registration process.  We did not incur any expenses related to this regulatory and registration process for the three and six months ended June 30, 2008.

•
Share-based compensation for the MacroPore Biosurgery segment of research and development for the three and six months ended June 30, 2007 was $1,000 and $2,000, respectively.  There were no share-based compensation expenses for the MacroPore Biosurgery segment of research and development for the three and six months ended June 30, 2008.  See share-based compensation discussion below for more details.

The future.  Our strategy is to continue our research and development efforts in the regenerative cell field and we anticipate expenditures in this area of research to total approximately $22,000,000 to $24,000,000 in 2008 (see liquidity discussion in the MD&A overview).  We are working to develop therapies for cardiovascular disease as well as new approaches for aesthetic and reconstructive surgery, gastrointestinal disorders and spine and orthopedic conditions.  We are also developing a regenerative cell banking platform for use in hospitals and clinics that will preserve harvested regenerative cells for potential future use.  The expenditures have related and will continue to primarily relate to developing therapeutic applications and conducting pre-clinical and clinical studies on adipose-derived regenerative cells.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  Before the sale of our spine and orthopedic implant product line in May 2007, Medtronic was responsible for the distribution, marketing, and sales support of our spine and orthopedic devices.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007

Regenerative cell technology:
International sales and marketing	$975,000	$412,000	$1,808,000	$846,000
Share-based compensation	84,000	65,000	165,000	135,000
Total regenerative cell technology	1,059,000	477,000	1,973,000	981,000

MacroPore Biosurgery:
General corporate marketing	—	8,000	—	21,000
International sales and marketing	58,000	34,000	101,000	63,000
Total MacroPore Biosurgery	58,000	42,000	101,000	84,000
Total sales and marketing expenses	$1,117,000	$519,000	$2,074,000	$1,065,000

Regenerative Cell Technology:

•
The increase in international sales and marketing expense for the three and six months ended June 30, 2008 as compared to the same periods in 2007 was mainly attributed to the increase in salary and related benefits expense of $256,000 and $482,000, respectively, not including share-based compensation, increase in travel related expenses of $82,000 and $139,000, respectively, increase in printing, supplies, and postage of $50,000 and $104,000, respectively, and increase in promotion expenses of $96,000 and $55,000, respectively, which are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology.

•
Share-based compensation for the regenerative cell segment of sales and marketing for the three and six months ended June 30, 2008 was $84,000 and $165,000, respectively.  Share-based compensation for the regenerative cell segment of sales and marketing for the three and six months ended June 30, 2007 was $65,000 and $135,000, respectively.  See share-based compensation discussion below for more details.

MacroPore Biosurgery:

•
General corporate marketing expenditures relate to expenditures for maintaining our corporate image and reputation within the research and surgical communities relevant to bioresorbable implants.   Expenditures in this area declined to $0 in the first half 2008 as we focused on our regenerative cell technology business and exited from our spine and orthopedic implant business.

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

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007

General and administrative	$2,775,000	$3,076,000	$5,558,000	$5,927,000
Share-based compensation	387,000	357,000	714,000	672,000
Total general and administrative expenses	$3,162,000	$3,433,000	$6,272,000	$6,599,000

•
An overall decrease (excluding stock-based compensation) occurred during the three and six months ended June 30, 2008 as compared to the same periods in 2007.  This resulted primarily from a decrease in professional services of $319,000 and $431,000, respectively, as compared to the same periods in 2007.  The decrease in professional services was primarily due to a non-recurring fee of $322,000 incurred during first quarter of 2007 related to our February 2007 sale of common stock and an overall decrease in legal expense (see discussion below for more detail).

•
We have incurred substantial legal expenses in connection with the University of Pittsburgh’s lawsuit.  Although we are not litigants and are not responsible for any settlement costs, if we are not successful in overturning the Court’s decision on the 231 Patent, our license rights to the 231 Patent will be lost.  Since our current products and products under development do not practice the 231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the 231 Patent is unrelated to our current products and product pipeline, we believe that the 231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.  The amended license agreement we signed with UC in the third quarter of 2006 clarified that we are responsible for patent prosecution and litigation costs related to this lawsuit.  In the three and six months ended June 30, 2008, we expensed $73,000 and $240,000, respectively, for legal fees related to this license.  In the same periods in 2007, we expensed $518,000 and $602,000, respectively, for legal fees related to this license.  Our legal expenses related to this lawsuit and the appeal will fluctuate depending upon the activity incurred during each period.

•
Share-based compensation related to general and administrative expense for the three and six months ended June 30, 2008 was $387,000 and $714,000, respectively.  For the same periods in 2007, share-based compensation related to general and administrative expense was $357,000 and $672,000, respectively.  See share-based compensation discussion below for more details.

The future.  We expect general and administrative expenses of approximately $10,000,000 to $12,000,000 in 2008 and are focused on minimizing the ratio of these expenses to research and development expenses.

Share-based compensation expenses

The following table summarizes the components of our share-based compensation for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007

Regenerative cell technology:
Cost of product revenues	$13,000	$—	$19,000	$—
Research and development-related	161,000	175,000	301,000	327,000
Sales and marketing-related	84,000	65,000	165,000	135,000
Total regenerative cell technology	258,000	240,000	485,000	462,000

MacroPore Biosurgery:
Cost of product revenues	—	9,000	—	19,000
Research and development – related	—	1,000	—	2,000
Total MacroPore Biosurgery	—	10,000	—	21,000

General and administrative-related	387,000	357,000	714,000	672,000
Total share-based compensation	$645,000	$607,000	$1,199,000	$1,155,000

Most of the expenses in the three and six month periods ended June 30, 2008 related to the vesting of stock option awards to employees.  During the first quarter of 2008, we issued to our officers and directors stock options to purchase up to 450,000 shares of our common stock, with a four-year graded vesting schedule for our officers and two-year graded vesting for our directors. The grant date fair value of option awards granted to our officers and directors was $2.73 per share. The resulting share-based compensation expense of $1,230,000, net of estimated forfeitures, will be recognized as expense over the respective service periods.

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

The future.  We expect to continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of June 30, 2008, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $4,720,000. These costs are expected to be recognized over a weighted average period of 1.85 years.

Change in fair value of option liabilities

The following is a table summarizing the change in fair value of option liabilities for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007

Change in fair value of put option liability	(200,000)	(100,000)	—	100,000

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

The following assumptions were employed in estimating the value of the Put:

	June 30, 2008	December 31, 2007	November 4, 2005

Expected volatility of Cytori	61.00%	60.00%	63.20%
Expected volatility of the Joint Venture	61.00%	60.00%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$8,925,000	$9,324,000	$10,780,000
Probability of a change of control event for Cytori	2.56%	2.17%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	3.99%	4.04%	4.66%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Gain on sale of assets

Gain on sale of assets was $1,858,000 for the three and six months ended June 30, 2007.  There was no gain on sale of assets for the three and six months ended June 30, 2008.

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

The revenues and expenses related to the spine and orthopedic product line transferred to Kensey Nash for the three and six months ended June 30, 2008 and 2007 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Revenues	$—	$512,000	$—	$792,000
Cost of product revenues	—	(197,000)	—	(422,000)
Research & development	—	(31,000)	—	(113,000)
Sales & marketing	—	(8,000)	—	(21,000)

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the nine months ended June 30,

	2008	2007	2008	2007

Interest income	$38,000	$348,000	$114,000	$545,000
Interest expense	(18,000)	(43,000)	(41,000)	(95,000)
Other income (expense)	(53,000)	(52,000)	(43,000)	(54,000)
Total	$(33,000)	$253,000	$30,000	$396,000

•	Interest income decreased for the three and six months ended June 30, 2008 as compared to the same periods in 2007 due to a decrease in interest rates and cash balance available for investment.

•	Interest expense decreased for the three and six months ended June 30, 2008 as compared to the same periods in 2007 due to lower principal balances on our long-term equipment-financed borrowings.

•	The changes in other income (expense) in the three and six months ended June 30, 2008 as compared to the same periods in 2007 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in 2008 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense to remain relatively consistent during the remainder of 2008.

Equity gain (loss) from investment in Joint Venture

The following table summarizes our equity gain or loss from investment in joint venture for the three and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,

	2008	2007	2008	2007
Equity gain (loss) in investment	$(8,000)	$9,000	$(17,000)	$6,000

The activity relates entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Cash and cash equivalents	$5,328,000	$11,465,000

Current assets	$8,074,000	$12,238,000
Current liabilities	7,320,000	8,070,000
Working capital	$754,000	$4,168,000

In order to provide greater financial flexibility and liquidity, and in view of the substantial cash requirements of our regenerative cell business during its development stage, we have an ongoing need to raise additional capital.  In the first quarter of 2007, we received net proceeds of $19,901,000 from the sale of units consisting of 3,746,000 shares of common stock and 1,873,000 common stock warrants (with an exercise price of $6.25 per share) under a shelf registration statement.    In the second quarter of 2007, we received net proceeds of $6,000,000 from the sale of 1,000,000 shares of common stock to Green Hospital Supply, Inc. in a private placement.  Also, in the second quarter of 2007, we successfully divested our spine and orthopedic product line to Kensey Nash for gross proceeds of $3,175,000.  In the first half of 2008, we received net proceeds of $12,000,000 from the sale of 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc. in a private placement.  Additionally, we announced on August 8, 2008, the raising of approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.

Our product sales, which commenced in the first quarter of 2008, are not currently sufficient by themselves to provide long-term cash flow viability to the Company.  However, based on the results of our initial product launch in the first half of this year combined with orders received and expected during the remainder of the year and beyond, we believe our revenue generation prospects will provide an increasingly significant contribution to our operating cash flows.

Management actively monitors current and projected costs as we progress into product commercialization and sales in order to match projected expenditures to available cash flow (as noted in the above liquidity discussion in the MD&A Overview, the recent financing took longer than originally anticipated due to current economic conditions and during that time management was monitoring cash outflow).  Cost containment measures are currently being explored with the goal of reducing or eliminating non-essential research and administrative expenditures as well as utilizing manufacturing techniques and alternatives that can help generate production economies of scale.

With consideration of these endeavors as well as existing funds, additional capital will need to be raised during 2008 through accessible sources of third party financing, as well as an increase in our results of operations, to provide us adequate cash to satisfy our working capital, capital expenditures, debt service and other financial commitments at least through June 30, 2009 (see liquidity discussion in the MD&A Overview).

We expect to utilize our cash and cash equivalents to fund our operations, including research and development of our products primarily, pre-clinical activities and for clinical trials.  However, we will be required to raise capital from one or more sources in the near term to continue our operations as previously conducted.  We believe that without additional capital from accessible sources of financing, as well as an increase in capital from operations, we do not currently have adequate funding to complete the development, preclinical activities and clinical trials required to bring our future products to market.  Therefore significant additional funding will be required.  No assurance can be made that such funding will be available to us.  If we are unsuccessful in our efforts to raise additional funds through accessible sources of financing in the near term, we will be required to significantly reduce or curtail research and development activities and other operations. Management actively monitors cash expenditures and projected expenditures as we operate and progress toward our goals of product commercialization and sales in an effort to match projected expenditures to available cash flow.

From inception to June 30, 2008, we have financed our operations primarily by:

•	Issuing stock in pre-IPO transactions, a 2000 initial public offering in Germany, and stock option exercises,

•	Generating revenues,

•	Selling the bioresorbable implant CMF product line in September 2002,

•	Selling the bioresorbable implant Thin Film product line (except for the territory of Japan), in May 2004,

•	Licensing distribution rights to Thin Film in Japan, in exchange for an upfront license fee in July 2004 and an initial development milestone payment in October 2004,

•	Obtaining a modest amount of capital equipment long-term financing,

•	Selling 1,100,000 shares of common stock to Olympus under an agreement which closed in May 2005,

•	Upfront and milestone fees from our Joint Venture with Olympus, which was entered into in November 2005,

•	Receiving funds in exchange for granting Olympus an exclusive right to negotiate in February 2006,

•	Receiving $16,219,000 in net proceeds from a common stock sale under the shelf registration statement in August 2006,

•	Receiving $19,901,000 in net proceeds from the sale of common stock plus common stock warrants under the shelf registration statement in February 2007,

•	Receiving $6,000,000 in net proceeds from a private placement to Green Hospital Supply, Inc. in April 2007,

•	Receiving gross proceeds of $3,175,000 from the sale of our bioresorbable spine and orthopedic surgical implant product line to Kensey Nash in May 2007, and

•	Receiving $12,000,000 in net proceeds from a private placement to Green Hospital Supply, Inc. during first half 2008.

We do not expect significant capital expenditures during the remainder of 2008.

Any excess funds are expected to be invested in short-term available-for-sale investments.

Our cash requirements for 2008 and beyond will depend on numerous factors, including the resources we devote to developing and supporting our investigational cell therapy products, market acceptance of any developed products, regulatory approvals and other factors.  We expect to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time and have therefore pursued expansion of our cash position through financing transactions where appropriate as well as actively seeking co-development and marketing agreements, research grants, and licensing agreements related to our regenerative cell technology platform.

The following summarizes our contractual obligations and other commitments at June 30, 2008, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$612,000	$483,000	$129,000	$—	$—
Interest commitment on long-term obligations	40,000	35,000	5,000	—	—
Operating lease obligations	3,252,000	1,617,000	1,554,000	57,000	24,000
Minimum purchase requirements	2,820,000	1,120,000	1,700,000	—	—
Pre-clinical research study obligations	281,000	281,000	—	—	—
Clinical research study obligations	8,426,000	4,100,000	3,800,000	526,000	—
Total	$15,431,000	$7,636,000	$7,188,000	$583,000	$24,000

We will be required to raise capital from one or more sources in the near term to fulfill the less than one year contractual obligations as presented in the above table (see liquidity discussion in the MD&A overview).

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2008 and 2007 is summarized as follows:

	For the six months ended June 30,
	2008	2007

Net cash used in operating activities	$(18,184,000)	$(15,009,000)
Net cash provided by (used in) investing activities	(296,000)	2,880,000
Net cash provided by financing activities	12,343,000	26,035,000

Operating activities

Net cash used in operating activities for both periods presented resulted primarily from expenditures related to our regenerative cell research and development efforts.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated an operating loss of $16,699,000 for the six months ended June 30, 2008.  The operating cash impact of this loss was $18,184,000, after adjusting for the recognition of non-cash development revenue of $774,000, the consideration of non-cash share-based compensation of $1,199,000, other adjustments for material non-cash activities, such as depreciation and amortization, changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated a $14,925,000 net loss for the six months ended June 30, 2007.  The cash impact of this loss was $15,009,000, after adjusting for the recognition of non-cash development revenue of $1,796,000, the consideration of non-cash share-based compensation of $1,155,000, other adjustments including material non-cash activities, such as depreciation and amortization, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2008 resulted primarily from purchases of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2007 resulted primarily from proceeds from the sale of our spine and orthopedics bioresorbable implant product line to Kensey Nash.

Capital spending is essential to our product innovation initiatives and to maintaining our operational capabilities.  For the six months ended June 30, 2008 and 2007, we used cash to purchase $296,000 and $365,000, respectively, of property and equipment, primarily to support the research and development of the regenerative cell technology platform.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2008 related mainly to the private issuance of 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc. for $12,000,000.

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

Our inventory balance as of June 30, 2008 represents cost of materials on hand as of June 30, 2008 that we purchased on or after March 1, 2008.  March 1, 2008 is considered our commercialization date based on completion of final development activities associated with our Celution® 800/CRS System products.  All materials purchased prior to the commercialization date were included as research and development expense during the period they were purchased.

No inventory provisions were recorded during the first half of 2008 and 2007.

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

Similarly, we have attributed the upfront fees received under the arrangements with Olympus Corporation, a related party, to a combined unit of accounting comprising a license we granted to the Joint Venture, Olympus-Cytori, Inc., a related party, as well as development services we agreed to perform for this entity.  We concluded that the license and development services must be accounted for as a single unit of accounting.  In reaching this conclusion, we determined that the license would not have stand alone value to the Joint Venture.  This is because Cytori is the only party that could be reasonably expected to perform certain development contributions and obligations, including product development assistance, certain agreed regulatory filings and generally associated pre-clinical and clinical studies necessary for the Joint Venture to derive value from the license.

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

o
We also received upfront fees as part of the Olympus arrangements (although, unlike in the Senko agreement, these fees were non-refundable).  Specifically, in exchange for an upfront fee, we granted the Joint Venture an exclusive, perpetual license to certain of our intellectual property and agreed to perform additional development activities.  This upfront fee has been recorded in the liability account entitled deferred revenues, related party, on our consolidated balance sheet.  Similar to the Senko agreement, we expect to recognize revenues from the combined license/development accounting unit as we perform our obligations under the agreements, as this represents our final obligation underlying the combined accounting unit.  Specifically, we have recognized revenues from the license/development accounting unit using a “proportional performance” methodology, resulting in the de-recognition of amounts recorded in the deferred revenues, related party, account as we complete various milestones underlying the development services.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture with Olympus, including product development activities, and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.  We established the R&D milestones based upon our development obligations to the JV and the specific R&D support activities to be performed to achieve these obligations.  Our R&D milestones consist of the following primary performance categories:  product development, regulatory approvals, and generally associated pre-clinical and clinical trials.   Within each category are milestones that take substantive effort to complete and are critical pieces of the overall progress towards completion of the next generation product, which we are obligated to support within the agreements entered into with Olympus.  To determine whether substantive effort was required to achieve the milestones, we considered the external costs, required personnel and relevant skill levels, the amount of time required to complete each milestone, and the interdependent relationships between the milestones, in that the benefits associated with the completion of one milestone generally support and contribute to the achievement of the next.  Determination of the relative values assigned to each milestone involved substantial judgment.  The assignment process was based on discussions with persons responsible for the development process and the relative costs of completing each milestone.  We considered the costs of completing the milestones in allocating the portion of the “deferred revenues, related party” account balance to each milestone.  Management believes that, while the costs incurred in achieving the various milestones are subject to estimation, due to the high correlation of such costs to outputs achieved, the use of external contract research organization costs and internal labor costs as the basis for the allocation process provides management the ability to accurately and reasonably estimate such costs.  The accounting policy described above could result in revenues being recorded in an earlier accounting period than had other judgments or assumptions been made by us.

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

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of June 30, 2008.  As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  Moreover, this testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.  Our two reporting units are the same as our two operating segments.

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

Variable Interest Entity (Olympus-Cytori Joint Venture)

FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (“FIN 46R”) requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary.  Evaluating whether an entity is a VIE and determining its primary beneficiary involves significant judgment.

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

The application of FIN 46R involves substantial judgment.  Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at June 30, 2008 or for the three and six months then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.  Due to our history of loss, a full valuation allowance is recognized against deferred tax assets.

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

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of June 30, 2008, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2008, we were not a party to any material legal proceeding.  We are not formally a party to the University of Pittsburgh patent litigation.  However, we are responsible for reimbursing certain related litigation costs.  On June 12, 2008, we received the Court’s final order concluding that the University of Pittsburgh’s assignors were the sole inventors of the 231 Patent.  The UC assignors are appealing the Court’s decision and a Notice of Appeal was filed on July 9, 2008.  Since our current products and products under development do not practice the 231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the 231 Patent is unrelated to our current products and product pipeline, we believe that the 231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.

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

We are subject to the following significant risks, among others:

We will need to raise more cash in the near future

We have almost always had negative cash flows from operations.  Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses.  We will be required to raise capital from one or more sources in the near term to continue its operations as previously conducted.  We believe that without additional capital from accessible sources of financing, as well as an increase in capital from our operations, we do not currently have adequate funding to complete the development, pre-clinical activities,  clinical trials and marketing efforts required to successfully bring its current and future products to market.  Therefore significant additional funding will be required.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, arrangements with distribution partners, increased results of operations, or from other sources, or on terms attractive to us.  The inability to obtain sufficient funds would require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, clinical or regulatory activities, or to out-license commercial rights to products or technologies thus having a substantial negative effect on our results of operations and financial condition.

We have never been profitable on an operational basis and expect significant operating losses for the next few years

We have incurred net operating losses in each year since we started business.  As our focus on the Celution® System platform and development of therapeutic applications for its cellular output has increased, losses have resulted primarily from expenses associated with research and development activities and general and administrative expenses.  While we are implementing cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and that recurring operating expenses will be at high levels for the next several years, in order to perform clinical trials, additional pre-clinical research, product development, and marketing.  As a result of our historic losses, we have historically been, and continue to be, reliant on raising outside capital to fund our operations as discussed in the prior risk factor.

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

There is no proven path for commercializing the Celution® System platform in a way to earn a durable profit commensurate with the medical benefit.  Although we intend to commercialize our reconstructive surgery products in Europe and certain Asian markets, and our cell banking products in Japan, Europe, and certain Asian markets in 2008, additional market opportunities for our products and/or services are likely to be another two to five years away.

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

Although we have begun introduction of the Celution® 800 and have just begun launching the Celution® 900-based StemSource® Cell Bank in 2008, we cannot assure that we will be able to manufacture sufficient numbers of such products to meet the demand, or that we will be able to overcome unforeseen manufacturing difficulties for these sophisticated medical devices, as we await the availability of the Joint Venture next generation Celution® device.

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

Our recently amended regenerative cell technology license agreement with the Regents of the University of California, or the UC,  contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could impact our ability to develop certain regenerative cell technology products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.  In addition, further legal risk arises from a lawsuit filed by the University of Pittsburgh in the United States District Court, or the Court, naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231, which we refer to as the 231 Patent, to the University of Pittsburgh, seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of 231 Patent.  On June 12, 2008, we received the Court’s final order concluding that the University of Pittsburgh’s assignors were the sole inventors of the 231 Patent, which terminates UC’s rights to this patent unless the decision of the Court is overturned.  The UC assignors are appealing the Court’s decision and a Notice of Appeal was filed on July 9, 2008.  We are the exclusive, worldwide licensee of the UC’s rights under this patent in humans, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the UC assignors do not prevail on appeal, our license rights to this patent will be permanently lost.

There can be no assurance that any of our pending patent applications will be approved or that we will develop additional proprietary products that are patentable. There is also no assurance that any patents issued to us will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products incorporating our technology.  Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents.

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

We may not be able to protect our intellectual property in countries outside the United States

Intellectual property law outside the United States is uncertain and in many countries is currently undergoing review and revisions.  The laws of some countries do not protect our patent and other intellectual property rights to the same extent as United States laws.  This is particularly relevant to us as we currently conduct most of our clinical trials outside of the United States.  Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the U.S. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the U.S. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition. We currently have pending patent applications in Europe, Australia, Japan, Canada, China, Korea, and Singapore, among others.

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

The regulatory process can be lengthy, expensive, and uncertain.  Before any new medical device may be introduced to the United States of America market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process or the lengthier pre-market approval application, or PMA, process.  It generally takes from three to 12 months from submission to obtain 510(k) pre-market clearance, although it may take longer.  Approval of a PMA could take four or more years from the time the process is initiated.  The 510(k) and PMA processes can be expensive, uncertain, and lengthy, and there is no guarantee of ultimate clearance or approval.  We expect that some of our future products under development as well as Olympus-Cytori’s will be subject to the lengthier PMA process.  Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval.  Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

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

Health Insurance Reimbursement Risks

New and emerging cell therapy and cell banking technologies, such as those provided by the Celution® System family of products, may have difficulty or encounter significant delays in obtaining health care reimbursement in some or all countries around the world due to the  novelty of our cell therapy and cell banking technology and subsequent lack of existing reimbursement schemes / pathways. Therefore, the creation of new reimbursement pathways may be complex and lengthy with no assurances that such reimbursements will be successful. The lack of health insurance reimbursement or reduced or minimal reimbursement pricing may have a significant impact on our ability to successfully sell our cell therapy and cell banking technology product(s) into a county or region.

Market Acceptance of New Technology

New and emerging cell therapy and cell banking technologies, such as those provided by the Celution® System family of products, may have difficulty or encounter significant delays in obtaining market acceptance in some or all countries around the world due to the novelty of our cell therapy and cell banking technologies. Therefore, the market adoption of our cell therapy and cell banking technologies may be slow and lengthy with no assurances that significant market adoption will be successful. The lack of market adoption or reduced or minimal market adoption of our cell therapy and cell banking technologies may have a significant impact on our ability to successfully sell our product(s) into a country or region.

We and/or the Joint Venture have to maintain quality assurance certification and manufacturing approvals

The manufacture of our Celution® System will be, and the manufacture of any future cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners.  The manufacture of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation, or QSR,  requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities.  There can be no guarantee that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with QSRs or other requirements and request, or seek remedial action.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Properties

We currently lease 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  The related rent agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  We also lease a 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement provides for rent at a rate of $4.38 per square foot, expiring on November 30, 2009.  Additionally, we entered into a new lease during second quarter of 2008 for a 900 square feet of office space located at Via Gino Capponi n. 26, Florence, Italy.  The lease agreement provides for rent at a rate of $2.63 per square foot, expiring on April 22, 2014.  For these properties, we pay an aggregate of approximately $132,000 in rent per month.

Staff

As of June 30, 2008, we had 150 employees, including part-time and full-time employees.  These employees are comprised of 20 employees in manufacturing, 72 employees in research and development, 17 employees in sales and marketing and 41 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.  A breakout by segment is as follows:

	Regenerative Cell Technology	Corporate	Total

Manufacturing	20	—	20
Research & Development	72	—	72
Sales and Marketing	17	—	17
General & Administrative	—	41	41
Total	109	41	150

Item 6.  Exhibits

10.29.1	Amendment No. 1 to License/ Joint Development Agreement dated May 20, 2008, between Olympus Corporation, Olympus-Cytori, Inc. and the Company (filed herewith)

10.48.1
Amendment No. 1 to Master Cell Banking and Cryopreservation Agreement, effective June 4, 2008, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc. (filed as Exhibit 10.48.1 to our Form 8-K Current Report as filed on June 10, 2008 and incorporated by reference herein)

10.51
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on August 11, 2008.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: August 11, 2008		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: August 11, 2008		Mark E. Saad
Chief Financial Officer