Form 10-Q
period 2008-09-30
CYTORI THERAPEUTICS, INC.
filed 2008-11-10
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes   ☐    No  ☒

As of October 31, 2008, there were 29,255,507 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2008	As of December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$13,387,000	$11,465,000
Accounts receivable, net of allowance for doubtful accounts of $62,000 and $1,000 in 2008 and 2007, respectively	2,231,000	9,000
Inventories, net	1,436,000	—
Other current assets	1,053,000	764,000

Total current assets	18,107,000	12,238,000

Property and equipment, net	2,820,000	3,432,000
Investment in joint venture	344,000	369,000
Other assets	563,000	468,000
Intangibles, net	912,000	1,078,000
Goodwill	3,922,000	3,922,000

Total assets	$26,668,000	$21,507,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,627,000	$7,349,000
Current portion of long-term obligations	370,000	721,000

Total current liabilities	6,997,000	8,070,000

Deferred revenues, related party	17,974,000	18,748,000
Deferred revenues	2,446,000	2,379,000
Option liability	1,200,000	1,000,000
Long-term deferred rent	252,000	473,000
Long-term obligations, less current portion	112,000	237,000

Total liabilities	28,981,000	30,907,000

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2008 and 2007	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 31,128,341 and 25,962,222 shares issued and 29,255,507 and 24,089,388 shares outstanding in 2008 and 2007, respectively	31,000	26,000
Additional paid-in capital	160,086,000	129,504,000
Accumulated deficit	(155,636,000)	(132,132,000)
Treasury stock, at cost	(6,794,000)	(6,794,000)
Amount due from exercises of stock options	—	(4,000)

Total stockholders’ deficit	(2,313,000)	(9,400,000)

Total liabilities and stockholders’ deficit	$26,668,000	$21,507,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Product revenues:
Related party	$—	$—	$28,000	$792,000
Third party	2,319,000	—	3,848,000	—
	2,319,000	—	3,876,000	792,000

Cost of product revenues	648,000	—	1,383,000	422,000

Gross profit	1,671,000	—	2,493,000	370,000

Development revenues:
Development, related party	—	3,362,000	774,000	5,158,000
Development	—	—	—	10,000
Research grant and other	1,000	11,000	50,000	65,000
	1,000	3,373,000	824,000	5,233,000
Operating expenses:
Research and development	3,875,000	5,193,000	13,873,000	14,583,000
Sales and marketing	1,357,000	613,000	3,431,000	1,678,000
General and administrative	3,049,000	3,177,000	9,322,000	9,777,000
Change in fair value of option liabilities	200,000	—	200,000	100,000

Total operating expenses	8,481,000	8,983,000	26,826,000	26,138,000

Operating loss	(6,809,000)	(5,610,000)	(23,509,000)	(20,535,000)

Other income (expense):
Gain on sale of assets	—	—	—	1,858,000
Interest income	49,000	302,000	163,000	849,000
Interest expense	(19,000)	(33,000)	(60,000)	(128,000)
Other income (expense), net	(30,000)	18,000	(72,000)	(37,000)
Equity gain (loss) from investment in joint venture	(8,000)	(5,000)	(26,000)	1,000

Total other income (expense)	(8,000)	282,000	5,000	2,543,000

Net loss	(6,817,000)	(5,328,000)	(23,504,000)	(17,992,000)

Other comprehensive loss – unrealized holding loss	—	—	—	(1,000)

Comprehensive loss	$(6,817,000)	$(5,328,000)	$(23,504,000)	$(17,993,000)

Basic and diluted net loss per common share	$(0.24)	$(0.22)	$(0.90)	$(0.80)

Basic and diluted weighted average common shares	27,951,369	23,903,082	26,078,196	22,502,133

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,504,000)	$(17,992,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,164,000	1,227,000
Inventory provision	—	70,000
Warranty provision	(33,000)	(54,000)
Increase in allowance for doubtful accounts	62,000	1,000
Change in fair value of option liabilities	200,000	100,000
Stock-based compensation expense	1,742,000	1,762,000
Gain on sale of assets	—	(1,858,000)
Equity (gain) loss from investment in joint venture	25,000	(1,000)
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(2,284,000)	193,000
Inventories	(1,436,000)	—
Other current assets	(289,000)	(94,000)
Other assets	(95,000)	3,000
Accounts payable and accrued expenses	(689,000)	(632,000)
Deferred revenues, related party	(774,000)	(5,158,000)
Deferred revenues	67,000	(10,000)
Long-term deferred rent	(221,000)	(194,000)

Net cash used in operating activities	(26,065,000)	(22,637,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	5,736,000	25,479,000
Purchases of short-term investments	(5,736,000)	(22,498,000)
Proceeds from sale of assets	—	3,175,000
Costs from sale of assets	—	(305,000)
Purchases of property and equipment	(349,000)	(437,000)

Net cash provided by (used in) investing activities	(349,000)	5,414,000

Cash flows from financing activities:
Principal payments on long-term obligations	(513,000)	(1,022,000)
Proceeds from exercise of employee stock options	745,000	1,381,000
Proceeds from sale of common stock and warrants	28,954,000	21,500,000
Costs from sale of common stock	(850,000)	(1,599,000)
Proceeds from sale of treasury stock	—	6,000,000

Net cash provided by financing activities	28,336,000	26,260,000

Net increase in cash and cash equivalents	1,922,000	9,037,000

Cash and cash equivalents at beginning of period	11,465,000	8,902,000

Cash and cash equivalents at end of period	$13,387,000	$17,939,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$65,000	$131,000
Taxes	—	2,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to our consolidated financial statements for the year ended December 31, 2007 and footnotes thereto which were included in our Annual Report on Form 10-K, dated March 14, 2008.

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

Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, accounting for product line dispositions, valuing our put option arrangement with Olympus Corporation (Put option) (see notes 13 and 14), determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, assessing how to report our investment in Olympus-Cytori, Inc., valuing allowance for doubtful accounts and inventories.

3.	Liquidity

We incurred losses of $6,817,000 and $23,504,000 for the three and nine months ended September 30, 2008 and $5,328,000 and $17,992,000 for the three and nine months ended September 30, 2007, respectively.  We have an accumulated deficit of $155,636,000 as of September 30, 2008.  Additionally, we have used net cash of $26,065,000 and $22,637,000 to fund our operating activities for the nine months ended September 30, 2008 and 2007, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  Our current efforts to raise capital have taken longer than we initially anticipated.  However, in August 2008 we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  Additionally, in October 2008, we entered into a secured Loan Agreement with GE Healthcare Financial Services and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, funded on October 14, 2008.  We may have access to an additional $7,500,000 term loan on or before December 12, 2008, provided the Company meets certain financial prerequisites established by the Lenders.

With the recently completed private placement and debt financing, we believe we have enough cash to fund operations through at least the next eight months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement, which requires that we maintain at least three months of cash on hand to avoid default.  We will continue to seek additional cash through operating profits, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transaction and corporate partnership in the near-term.  If such efforts are not successful, we will need to significantly reduce or curtail our research and development, clinical activities and other operations, and this would negatively affect our ability to achieve corporate growth goals.

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

Our product sales, which commenced in the first quarter of 2008, are not currently sufficient by themselves to provide long-term cash flow viability to the Company.  However, based on the results of our initial product launch this year combined with orders received and expected during the remainder of the year and beyond, we believe our revenue generation prospects will provide an increasingly significant contribution to our operating cash flows.

Management actively monitors current and projected costs as we progress into product commercialization and sales in order to match projected expenditures to available cash flow (as noted above, the recent financing took longer than originally anticipated due to current economic conditions and during that time management was monitoring cash outflow).  Costcontainment measures have been implemented to reduceor eliminatenon-essential research and administrative expenditures, including selective headcount reductions, and we continue to work on manufacturing techniques and procedures to improve our production economies of scale.

4.	Segment Information

We managed our business based on two distinct operating segments – (a) Regenerative cell technology and (b) MacroPore Biosurgery.

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

Our MacroPore Biosurgery unit develops Thin Film bioresorbable implants for sale in Japan through Senko Medical Trading Company, or Senko, which has exclusive distribution rights to these products in Japan.  Also, until after the second quarter of 2007, the MacroPore Biosurgery segment manufactured and distributed the HYDROSORB™ family of spine and orthopedic implants.

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

During the three and nine months ended September 30, 2008, we had no significant activity in the MacroPore Biosurgery operating segment as a result of the sale in May 2007 to Kensey Nash of the intellectual property rights and tangible assets related to the spine and orthopedic bioresorbable implant product line.

Prior year results presented below have been developed on the same basis as the current year amounts.  For all periods presented, we did not have any intersegment transactions.

The following tables provide information regarding the performance and assets of our operating segments:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Regenerative cell technology	$2,320,000	$3,373,000	$4,700,000	$5,223,000
MacroPore Biosurgery	—	—	—	802,000
Total revenues	$2,320,000	$3,373,000	$4,700,000	$6,025,000

Segment operating income (losses):
Regenerative cell technology	$(3,521,000)	$(2,313,000)	$(13,842,000)	$(10,677,000)
MacroPore Biosurgery	(39,000)	(120,000)	(145,000)	19,000
General and administrative expenses	(3,049,000)	(3,177,000)	(9,322,000)	(9,777,000)
Changes in fair value of option liabilities	(200,000)	—	(200,000)	(100,000)
Total operating loss	$(6,809,000)	$(5,610,000)	$(23,509,000)	$(20,535,000)

	As of September 30,	As of December 31,
	2008	2007
Assets:
Regenerative cell technology	$15,050,000	$11,591,000
MacroPore Biosurgery	—	—
Corporate assets	11,618,000	9,916,000
Total assets	$26,668,000	$21,507,000

5.	Short-Term Investments

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

After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are considered cash equivalents as of September 30, 2008.

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

Our inventory balance as of September 30, 2008 includes the cost of materials on hand as of September 30, 2008 that we purchased on or after March 1, 2008.  March 1, 2008 is considered our commercialization date based on completion of final development activities associated with our Celution® 800/CRS System products.  All materials purchased prior to the commercialization date were expensed as research and development expense during the period they were purchased, of which $129,000 (with a net book value of $0) was on hand as of September 30, 2008 to be utilized in future manufacturing.

No inventory provisions were recorded during the three and nine month periods ended September 30, 2008.  During the third quarter of 2007, we recorded a provision of $70,000 for the Thin Film inventory, as we determined it unlikely to be converted into finished goods and ultimately sold.  This provision is reflected as a component of research and development expense rather than as cost of product revenues due to the inventory’s relationship to Thin Film products, for which we have not yet achieved commercialization.

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

Revenue Recognition

Product Sales

Beginning in March 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market, and in September 2008 we completed installation of our first StemSource® Cell Bank.  Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For product sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  For product sales that include a combination of equipment, services, or other multiple deliverables that will be provided in the future, we defer an estimate of the fair value of those future deliverables from product revenue until such deliverables have been provided, or earned, in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  Shipping and handling costs that are billed to our customers are classified as revenue, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).

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

License/Distribution Fees

If separable under EITF 00-21, we recognize any upfront payments received from license/distribution agreements as revenues over the period in which the customer benefits from the license/distribution agreement.

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

In the first quarter of 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received $1,500,000 from Olympus, which is non-refundable but may be applied towards any definitive commercial collaboration in the future.  As part of this agreement, Olympus will conduct market research and pilot clinical studies in collaboration with us for the therapeutic area up to December 31, 2008, when this exclusive right will terminate.  The $1,500,000 payment was received in the second quarter of 2006 and recorded as deferred revenues, related party.  The deferred revenues, related party will be recognized as revenue either (i) in connection with other consideration received as part of a definitive commercial collaboration in the future, or (ii) when the exclusive negotiation period expires.

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

No license/distribution fees (that would be considered separable under EITF 00-21) have been recognized as revenues in the three and nine month periods ended September 30, 2008 and 2007.

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

Of the amounts received and deferred, we recognized development revenues of $0 and $774,000 during the three and nine month periods ended September 30, 2008, respectively.  We recognized $3,362,000 and $5,158,000 during the three and nine month periods ended September 30, 2007.  All related development costs are expensed as incurred and are included in research and development expense on the consolidated condensed statements of operations.

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

Of the amounts received and deferred with respect to Senko, we did not recognize any development revenues in the three and nine months ended September 30, 2008, respectively.  We recognized $0 and $10,000 during the three and nine month periods ended September 30, 2007, respectively.  As noted above, the license and the milestone components of the Senko Distribution Agreement are accounted for as a single unit of accounting.  This single element includes a $1,500,000 license fee which is partially refundable if it is determined in good faith by the parties that Commercialization of the Products is unobtainable, then 50% of the distribution rights fee will be returned to Senko.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined deliverable as we complete performance obligations under the Distribution Agreement with Senko.  Accordingly, we expect to recognize approximately $1,129,000 (consisting of remaining $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement once commercialization is achieved.  We will not recognize the potentially refundable portion of the fees until the right of refund expires.

7.	Inventories

Inventories are carried at the lower of cost, which approximates average cost, determined on the first-in, first-out (FIFO) method, or market.  We had no inventories as of December 31, 2007 as all materials purchased prior to the commercialization date of March 1, 2008 were expensed as research and development expense during the period they were purchased.

Inventories consisted of the following:

As of September 30, 2008

Raw materials	$457,000
Work-in-progress	465,000
Finished goods	514,000
Total	$1,436,000

8.	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three and nine months ended September 30, 2008 and 2007, we had no impairment losses associated with our long-lived assets.

9.	Share-Based Compensation

Through December 31, 2007, we used the “simplified method” to estimate the expected term of our stock options, as outlined in SEC Staff Accounting Bulletin No. 107.  Starting January 1, 2008, we calculated the expected term of our stock options based on our historical data.  The expected term is calculated for and applied to all employee awards as a single group as we do not expect (nor does historical data suggest) exercise or postvesting termination activity to substantially differ between employees.  The fair value of each option awarded is estimated on the date of grant using the Black-Scholes-Merton option valuation model utilizing expected term based on our historical data.  The Company will periodically evaluate our historical data to assess the adequacy of the expected term. The effect of this change on our operating loss and net loss is immaterial.

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2008 and 2007, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 9,308,581 for the three and nine month periods ended September 30, 2008 and 7,859,325 for the three and nine month periods ended September 30, 2007, respectively.

11.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including conducting pre-clinical development research, enrolling patients, recruiting patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of September 30, 2008, we have pre-clinical research study obligations of $569,000 (which are expected to be fully completed within a year) and clinical research study obligations of $8,129,000 ($5,540,000 of which are expected to be completed within a year).

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

On October 16, 2001, StemSource, Inc. entered into an exclusive worldwide license agreement with the Regents of the University of California or UC, licensing all of UC’s rights to certain pending patent applications being prosecuted by UC and (in part) by the University of Pittsburgh, for the life of these patents, with the right of sublicense.  The exclusive license relates to an issued patent number 6,777,231, which we refer to as the ‘231 Patent, and various pending applications relating to adipose-derived stem cells.  In November 2002, we acquired StemSource, and the license agreement was assigned to us.

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

Additionally, we are obligated to reimburse UC for patent prosecution and other legal costs on any patent applications contemplated by the agreement.  In particular, the University of Pittsburgh filed a lawsuit in the fourth quarter of 2004, naming all of the inventors who had not assigned their ownership interest in the ‘231 Patent to the University of Pittsburgh.  It was seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of the ‘231 Patent.  This lawsuit has subjected us to and will likely continue to subject us to significant costs and expenses.

On August 9, 2007, the United States District Court, or the Court, granted the University of Pittsburgh’s motion for Summary Judgment in part, determining that the University of Pittsburgh’s assignors were properly named as inventors on the ‘231 Patent, and that all other inventorship issues shall be determined according to the facts presented at trial.  The trial was concluded in January 2008 and on June 9, 2008 the Court signed its final order which we received on June 12, 2008.  The Court concluded that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent.  The Court’s decision terminated UC’s rights to the ‘231 Patent.  Upon review of the Court’s findings, we believe that the Court’s decision was in error.  The UC assignors have agreed to appeal the decision and a Notice of Appeal was filed on July 9, 2008.  If the UC assignors’ appeal of the Court’s decision is successful, UC’s rights to the ‘231 Patent should be reinstated.

We are not named as a party to the lawsuit, but our president, Marc Hedrick, is one of the inventors identified on the ‘231 Patent and therefore is a named individual defendant.  Due to our license obligations to UC relating to the ‘231 Patent and other UC patent applications, we have provided substantial financial and other assistance to the defense of the lawsuit. Since our current products and products under development do not practice the ‘231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the ‘231 Patent is unrelated to our current products and product pipeline, we believe that the ‘231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.

During the three and nine months ended September 30, 2008, we expensed $186,000 and $426,000, respectively, for legal fees related to this license.  In the three and nine months ended September 30, 2007, we expensed $353,000 and $954,000, respectively, for legal fees related to this license.  These expenses have been classified as general and administrative expense in the accompanying financial statements.  We believe that the amount accrued as of September 30, 2008 of $1,441,000 is a reasonable estimate of our liability for the expenses incurred through September 30, 2008.

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

In August 2008, we received an additional $6,000,000 from Olympus for the issuance of 1,000,000 unregistered shares of our common stock at $6.00 per share and 500,000 common stock warrants (with an original exercise price of $8.50 per share) under a private placement offering.

As of September 30, 2008, Olympus holds approximately 13.7% of our issued and outstanding shares.  Additionally, Olympus has a right to designate a director to serve on our Board of Directors, which it has not yet exercised, though it has from time to time utilized an observer to attend Company Board meetings.

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

We have determined that the Joint Venture is a variable interest entity or VIE, pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At September 30, 2008, the carrying value of our investment in the Joint Venture is $344,000.

We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three and nine months ended September 30, 2008 and 2007, respectively.

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

As of November 4, 2005, the fair value of the Put was estimated to be $1,500,000.  At September 30, 2008 and December 31, 2007, the estimated fair value of the Put was $1,200,000 and $1,000,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	September 30, 2008	December 31, 2007	November 4, 2005

Expected volatility of Cytori	62.00%	60.00%	63.20%
Expected volatility of the Joint Venture	62.00%	60.00%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$9,824,000	$9,324,000	$10,780,000
Probability of a change of control event for Cytori	2.80%	2.17%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	3.85%	4.04%	4.66%

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

As part of the various agreements with Olympus, we will be required, following commercialization of the Joint Venture’s Celution® System or Systems, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of September 30, 2008.

In August 2007 we entered into a License and Royalty Agreement with the Joint Venture.  This Royalty Agreement provides us the ability to commercially launch the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows for the sale of the Cytori systems, including Celution® 800/CRS and Celution® 900/MB, until such time as the Joint Venture’s products are commercially available, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.  During the three and nine month periods ended September 30, 2008, in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, we incurred approximately $50,000 and $134,000, respectively, in royalty cost related to our agreement with the Joint Venture.  This cost is included as a component of cost of product revenues in our consolidated condensed statement of operations.

Deferred revenues, related party

As of September 30, 2008, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for contributions and obligations that we have agreed to on behalf of Olympus and the Joint Venture (less any amounts that we have recognized as revenues in accordance with our revenue recognition policies set out in note 6).  These contributions include product development, regulatory approvals, and generally associated pre-clinical and clinical trials to support the commercialization of the Celution® System platform.  Our obligations also include maintaining the exclusive and perpetual license to our device technology, including the Celution® System platform and certain related intellectual property.

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

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	September 30, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,381,000	$11,381,000	$—	$—

Liabilities:
Put option liability	$(1,200,000)	$—	$—	$(1,200,000)

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

The following table summarizes the change in our Level 3 put option liability value:

	Three months ended	Nine months ended
Put option liability	September 30, 2008	September 30, 2008

Beginning balance	$(1,000,000)	$(1,000,000)
Decrease in fair value recognized in operating expenses	(200,000)	(200,000)
Ending balance	$(1,200,000)	$(1,200,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of September 30, 2008.

In October 2008, the FASB issued Staff Position “Determining the Fair Value of a Financial Asset when the Market for That Asset is not Active” (FSP No. 157-3).  FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when market for that financial asset is not active.  This guidance is effective upon issuance, including prior periods for which financial statements have not been issued.  We do not expect the adoption of FSP No. 157-3 to have a material impact on our consolidated financial position or results of operations.

15.	Stockholders’ Deficit

Common Stock
On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of September 30, 2008, Green Hospital Supply, Inc. holds approximately 10.25% of our issued and outstanding shares.

On August 11, 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.

In June 2008, the FASB ratified as final the consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently evaluating the impact of EITF 07-5 on its consolidated financial statements.

16.	Subsequent Events

Loan Facility
On October 14, 2008, we entered into a Loan and Security Agreement with General Electric Capital Corporation and Silicon Valley Bank (together, the “Lenders”) pursuant to which the Lenders agreed to make term loans to the Company in the aggregate principal amount of $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, funded on October 14, 2008 and, if we satisfy certain financial conditions, we may request one additional $7,500,000 term loan on or before December 12, 2008.  The term loan accrues interest at a fixed rate of 10.58% per annum and is payable over a 36-month period.  At maturity of each term loan, we will also make a final payment equal to 5% of the term loan.  We may incur additional fees if we elect to prepay a term loan.  In connection with the loan facility, on October 14, 2008, we issued to each Lender a warrant to purchase up to 89,074 shares of our common stock at an exercise price of $4.21 per share.  These warrants are immediately exercisable and will expire on October 14, 2018.

Warrant Adjustments
Our issuance of warrants with an exercise price of $4.21 per share to the Lenders, triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, the common stock warrants issued on August 11, 2008, are currently exercisable for 1,413,896 shares of our common stock at an exercise price of $8.49 per share.

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

These statements include, without limitation, statements about  our anticipated expenditures, including those related to clinical research studies, and general and administrative expenses;  the potential size of the market for our products,  future  development and/or expansion of our products and therapies in our markets,  ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; the future impact and ongoing appeal with respect to the ‘231 patent litigation,  the “Liquidity and Capital Resources” section of this report, including our need for additional financing and the availability thereof; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, unforeseen litigation, and competition within the regenerative medicine field,  to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described our filings with the Securities and Exchange Commission and under the “Risk Factors” section in Part II below.

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

Overview

Liquidity

We incurred losses of $6,817,000 and $23,504,000 for the three and nine months ended September 30, 2008 and $5,328,000 and $17,992,000 for the three and nine months ended September 30, 2007, respectively.  We have an accumulated deficit of $155,636,000 as of September 30, 2008.  Additionally, we have used net cash of $26,065,000 and $22,637,000 to fund our operating activities for the nine months ended September 30, 2008 and 2007, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  Our current efforts to raise capital have taken longer than we initially anticipated.  However, in August 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  Additionally, in October 2008, we entered into a secured Loan Agreement with GE Healthcare Financial Services and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, funded on October 14, 2008.  We may have access to an additional $7,500,000 term loan on or before December 12, 2008, provided the Company meets certain financial prerequisites established by the Lenders.

With the recently completed private placement and debt financing, we believe we have enough cash to fund operations through at least the next eight months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement, which requires that we maintain at least three months of cash on hand to avoid default.  We will continue to seek additional cash through operating profits, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transaction and corporate partnership in the near-term.  If such efforts are not successful, we will need to significantly reduce or curtail our research and development, clinical activities and other operations, and this would negatively affect our ability to achieve corporate growth goals.

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

Our product sales, which commenced in the first quarter of 2008, are not currently sufficient by themselves to provide long-term cash flow viability to the Company.  However, based on the results of our initial product launch this year combined with orders received and expected during the remainder of the year and beyond, we believe our revenue generation prospects will provide an increasingly significant contribution to our operating cash flows.

Management actively monitors current and projected costs as we progress into product commercialization and sales in order to match projected expenditures to available cash flow (as noted above, the recent financing took longer than originally anticipated due to current economic conditions and during that time management was monitoring cash outflow).  Costcontainment measures have been implemented to reduceor eliminatenon-essential research and administrative expenditures, including selective headcount reductions, and we continue to work on manufacturing techniques and procedures to improve our production economies of scale.

Regenerative Cell Technology

Cytori’s goal is to become a global provider of medical technologies specifically designed for physicians to practice regenerative medicine. Regenerative medicine describes the emerging field that aims to repair or restore lost or damaged organ and cell function. Our commercial activities are currently focused on cosmetic and reconstructive surgery in Europe and Asia and stem and regenerative cell banking (the cryopreservation of cells). Our product pipeline is focused on new treatments for cardiovascular disease, orthopedic damage, gastrointestinal disorders, pelvic health conditions, and other medical applications.

The foundation of Cytori’s business is the Celution® System product platform. This family of products can process a patient’s own cells at the bedside in real time. These cells are then delivered back to the patient, where they’re needed, all during the same surgical procedure. The Celution® System product platform consists (in general) of the main Celution® device, the related single-use consumables cartridges and proprietary enzyme solutions, as well as reusable surgical instruments. The more therapeutic applications we develop for the cellular output of the Celution® System product family, the more opportunities we may have to offer our technology to hospitals, clinics, and physicians.

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

Over the next 12 months, we anticipate focusing on the following initiatives:

•	Expanding commercialization of the Celution® 800/CRS in the European and Asia-Pacific reconstructive surgery markets
•	Selling additional StemSource® Cell Banks to hospitals and companies around the globe
•	Completing our post-marketing study in Europe with the Celution® 800/CRS for the reconstruction of breast tissue following partial mastectomy to support expanded marketing efforts and reimbursement
•	Advancing our cardiovascular disease product pipeline through clinical development
•	Seeking strategic commercialization partnerships

During 2008, we have introduced and received the first orders for Celution® System products, which were sold into select European and Asian reconstructive surgery markets. A broader launch is expected following the successful completion of at least one breast reconstruction post-partial mastectomy post-marketing study designed to provide Cytori with additional clinical data to support broad physician adoption and reimbursement. Breast reconstruction is a niche market that we are pursuing because there is a significant medical need for viable reconstructive alternatives to partial mastectomy patients. This segment of the reconstructive surgery market may also be effectively addressed with targeted sales and distribution efforts.

There are an estimated 370,000 patients in Europe diagnosed each year with breast cancer, of which approximately 75% are eligible to undergo partial mastectomy. Based on this figure and the survival rate for breast cancer patients, there are already millions of women in Europe who have been treated for breast cancer, a percentage of which could be eligible for partial mastectomy defect reconstruction.

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

The Celution® 900-based StemSource® Cell Bank was also launched this year. In the third quarter we sold our first cell bank in Greece and we have entered into a letter-of-intent to sell a second cell bank in Singapore, pending applicable regulatory approval there. In addition, the StemSource® Cell Bank is being commercialized to hospitals in Japan, Korea, Taiwan, and Thailand through our partner Green Hospital Supply.  We are offering the StemSource® Cell Bank on a direct basis to select companies and hospitals throughout the rest of the world. This product is important as it allows us to capitalize near-term in a scalable fashion on another application for the Celution® System platform, the cryopreservation of cells, which is estimated to be a large, untapped medical market.  Additionally, Cytori will generate recurring revenues each time a patient preserves his or her cells, which will require a single-use consumable.

The most technically advanced therapeutic application in our product development pipeline is cardiovascular disease.  We currently have two clinical trials underway for using adipose-derived stem and regenerative cells in the treatment of cardiovascular disease, one targeting a chronic form of heart disease and the other targeting heart attacks, an acute form of heart disease.

We identified this market as a priority because we believe there is significant need for new forms of cardiovascular disease treatment and because it represents one of the largest global healthcare market opportunities. The American Heart Association estimates that in the United States of America alone, there are approximately 1,200,000 heart attacks each year and more than 16,000,000 people suffer from coronary heart disease.

On June 24, 2008, the United States Patent & Trademark Office issued Patent No. 7,390,484, or the ‘484 patent, covering our Celution® System technology.  The ‘484 patent specifically protects Cytori's device technology that processes adipose tissue to obtain a diverse and mixed population of cells. Key claims are directed to a closed processing system for tissue collection, filtration, concentration and a provision for aseptic removal.  Unlike Patent No. 6,777,231, which the Celution® System does not practice, and which was recently the subject of an adverse court ruling (see Part II, Item I, Legal Proceedings), the ‘484 patent is an important component of our regenerative cell therapy intellectual property portfolio. The ‘484 patent describes a system for bringing to the patient’s bedside a mixed population of cells including, but not limited to, fibroblasts, red blood cells, white blood cells, smooth muscle cells, smooth muscle progenitor cells, endothelial cells, endothelial progenitor cells, lymphatic cells, lymphatic progenitor cells, as well as adult stem cells.

On September 30, 2008, the United States Patent & Trademark Office issued Patent No. 7,429,488, or the ‘488 patent, covering our Celution® System based cosmetic and reconstructive surgery products.  The '488 patent broadly protects the Company's Celution® 800/CRS System based methods of generating adipose tissue-derived stem and regenerative cell-enhanced fat grafts.  The Celution® 800/CRS System automates the method of creating a cell-enhanced fat graft. First, the Celution® 800/CRS System processes stem and regenerative cells from a small amount of adipose tissue. Next, the Celution® 800/CRS System mixes these cells with liposuctioned fat tissue. This forms the cell-enhanced fat graft, which may be used as a natural filler to reconstruct soft tissue defects. Cell-enhanced fat grafts may be used in a variety of cosmetic and reconstructive surgery applications, including breast reconstruction following partial mastectomy, breast implant salvage, as well as facial and other cosmetic applications.

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

As of September 30, 2008, the estimated fair value of the Put was $1,200,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

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

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture which provides us the ability to commercially launch the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows for the sale of the Cytori-developed Celution® System platform, including the Celution® 800/CRS and Celution® 900/MB, until such  time as the Joint Venture’s products are commercially available for the same market served by the Cytori platform, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

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

On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc. for $12,000,000 cash, or $6.00 per share, in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000.

In August 2008, we received an additional $6,000,000 from Olympus in a private placement of 1,000,000 unregistered shares of our common stock and a warrant to purchase an additional 500,000 shares of our common stock at an original exercise price of $8.50 per share.  The purchase price was $6.00 per unit (with each unit consisting of one share and 50% warrant coverage).  The warrant is exercisable anytime after February 11, 2009 and will expire on August 11, 2013.

MacroPore Biosurgery

Spine and orthopedic products

By selling our spine and orthopedic surgical implant business to Kensey Nash Corporation in the second quarter of 2007, we have completed our transition away from the bioresorbable product line for which we were originally founded.

Thin Film Japan Distribution Agreement

In 2004, we sold the majority of our Thin Film business to MAST Biosurgery AG.  We retained all rights to Thin Film business in Japan (subject to a purchase option of MAST, which expired in May 2007), and we received back from MAST a license of all rights to Thin Film technologies in the spinal field, exclusive at least until 2012, and the field of regenerative medicine, non-exclusive on a perpetual basis.

In the third quarter of 2004, we entered into a Distribution Agreement with Senko Medical Trading Company.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  Specifically, the license covers Thin Film products with the following indications: anti-adhesion; soft tissue support; and minimization of the attachment of soft tissues.  The Distribution Agreement with Senko commences upon “commercialization.”  Commercialization will occur when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare, or MHLW.  Following commercialization, the Distribution Agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three and nine month periods ended September 30, 2008.  We recognized $0 and $10,000 for the three and nine month periods ended September 30, 2007, respectively.

Results of Operations

Our overall net loss for the three and nine month periods ended September 30, 2008 was $6,817,000 and $23,504,000, which was driven by $3,875,000 and $13,873,000 in research and development expenses, $1,357,000 and $3,431,000 in sales and marketing expenses, and $3,049,000 and $9,322,000 in general and administrative expenses, respectively. This compares to a net loss for the three and nine month periods ended September 30, 2007 of $5,328,000 and $17,992,000, which was driven by $5,193,000 and $14,583,000 in research and development expenses, $613,000 and $1,678,000 in sales and marketing expenses, and $3,177,000 and $9,777,000 in general and administrative expenses, respectively. The net loss for the nine months ended September 30, 2008 reflects expenses related to preparations for regenerative cell technology commercialization, including build-out of our manufacturing capability, as well as costs associated with clinical trials.  The losses for these periods were offset in part by the recognition of development revenue as well as recognition of revenue on the first of our Celution® System product sales and sale of a Celution® StemSource® Cell Bank.  We currently expect our net operating loss for 2008 will be approximately $28,000,000.

Product revenues

Product revenues in 2008 relate to our regenerative cell technology segment and consisted of revenues from our Celution® System products and Celution® StemSource® Cell Bank.  Product revenues in 2007 relate to our MacroPore Biosurgery segment and consisted of revenues from our spine and orthopedic products.

The following table summarizes the components for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007

Regenerative cell technology:
Celution® Products
Related party	$—	$—	$28,000	$—
Third party	2,319,000	—	3,848,000	—

MacroPore Biosurgery:
Spine and orthopedic products	—	—	—	792,000

Total product revenues	$2,319,000	$—	$3,876,000	$792,000
% attributable to Medtronic	—	—	—	100.0%
% attributable to Olympus	—	—	0.7%	—

Beginning in March of 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery markets.  Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For product sales to customers who arrange for and manage all aspects of the shipping process, we recognize revenue upon shipment from our facilities.  For product sales that include a combination of equipment, services, or other multiple deliverables that will be provided in the future, we defer an estimate of the fair value of those future deliverables from product revenue until such deliverables have been provided or earned.  Shipping and handling costs that are billed to our customers are classified as revenue.  As of September 30, 2008 we had $385,000 of shipped product orders that did not reach final destination.  Revenue for these items is expected to be recognized in the quarter ending December 31, 2008.  Additionally, we deferred $67,000 as an estimate of the fair value of future deliverables from product revenue and will recognize when such deliverables have been provided or earned.

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

Cost of product revenues

Cost of product revenues for 2008 relates to Celution® System products and a Celution® StemSource® Cell Bank in our regenerative cell technology segment and includes material, manufacturing labor, and overhead costs.  Cost of product revenues for 2007 relates to spine and orthopedic products in our MacroPore Biosurgery segment and includes material, manufacturing labor, overhead costs, and an inventory provision, if applicable.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007

Regenerative cell technology:
Cost of product revenues	$635,000	$—	$1,351,000	$—
Share-based compensation	13,000	—	32,000	—
Total regenerative cell technology	648,000	—	1,383,000	—

MacroPore Biosurgery:
Cost of product revenues	—	—	—	403,000
Share-based compensation	—	—	—	19,000
Total MacroPore Biosurgery	—	—	—	422,000

Total cost of product revenues	$648,000	$—	$1,383,000	$422,000
Total cost of product revenues as % of product revenues	27.9%	—	35.7%	53.3%

Regenerative cell technology:

•
The increase in cost of product revenues for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was due to Celution® System product sales for which revenue was recognized during the three and nine months ended September 30, 2008.  Cost of sales included an economic benefit of approximately $69,000 and $321,000, respectively, related to material cost and labor/overhead previously expensed as research and development prior to commercialization date of March 1, 2008 that was sold during the three and nine months ended September 30, 2008.  Cost of product revenues as a percentage of product revenues was 27.9% and 35.7% for the three and nine months ended September 30, 2008, respectively.  An overall fluctuation is primarily due to the product mix comprising the revenue for the period.

•
Cost of product revenues included approximately $13,000 and $32,000 of share-based compensation expense for the three and nine months ended September 30, 2008, respectively.  For further details, see share-based compensation discussion below.

MacroPore Biosurgery:

•
The decrease in cost of product revenues for the three and nine months ended September 30, 2008 as compared to the same period in 2007 was due to a decrease in production of MacroPore Biosurgery spine and orthopedic products, followed by our sale of the product line in May 2007.

•
Cost of product revenues included approximately $0 and $19,000 of share-based compensation expense for the three and nine months ended September 30, 2007, respectively.  For further details, see share-based compensation discussion below.

The future.  We expect to see a nominal decrease of gross profit margin for the regenerative cell technology segment as the balance of production inventory on hand that was previously expensed as research and development cost decreases. We expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007
Regenerative cell technology:
Development (Olympus)	$—	$3,362,000	$774,000	$5,158,000
Regenerative cell storage services and other	1,000	11,000	50,000	65,000
Total regenerative cell technology	1,000	3,373,000	824,000	5,223,000

MacroPore Biosurgery:
Development (Senko)	—	—	—	10,000
Total development revenues	$1,000	$3,373,000	$824,000	$5,233,000

Regenerative cell technology:

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the three and nine months ended September 30, 2008, we recognized $0 and $774,000 of revenue associated with our arrangements with Olympus, respectively.

MacroPore Biosurgery:

Under a distribution agreement with Senko we are entitled to earn payments based on achieving certain milestones.  We did not recognize any revenue for the three and nine months ended September 30, 2008.  We recognized $0 and $10,000 for the three and nine months ended September 30, 2007, respectively.

The future.  We don’t expect to recognize additional development revenues from our regenerative cell technology segment during the remainder of 2008, as the anticipated completion of the next phase of our Joint Venture and other Olympus product development performance obligations is in 2009.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007
Regenerative cell technology:
Regenerative cell technology	$3,114,000	$3,224,000	$11,593,000	$9,298,000
Development milestone (Joint Venture)	655,000	1,727,000	1,868,000	4,560,000
Share-based compensation	106,000	165,000	407,000	492,000
Total regenerative cell technology	3,875,000	5,116,000	13,868,000	14,350,000

MacroPore Biosurgery:
Bioresorbable polymer implants	—	—	5,000	111,000
Development milestone (Senko)	—	77,000	—	120,000
Share-based compensation	—	—	—	2,000
Total MacroPore Biosurgery	—	77,000	5,000	233,000
Total research and development expenses	$3,875,000	$5,193,000	$13,873,000	$14,583,000

Regenerative cell technology:

•
Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.  Labor-related expenses, not including share-based compensation, decreased by $492,000 and $801,000 for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 primarily due to the decrease in headcount for our research and development department as a result of achievement of commercialization and transfer of employees from research and development to the manufacturing department.  Professional services expense increased by $110,000 and $444,000 for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.  This was due to increased use of consultants and temporary labor for the three and nine months ended September 30, 2008.  Pre-clinical and clinical study expense decreased by $555,000 and $277,000 for the three and nine months ended September 30, 2008, respectively as compared to the same periods in 2007.  This fluctuation was due primarily to a reduction in pre-clinical study activity as we focus on our clinical studies.  Additionally, although the overall cost of a clinical trial is generally higher than for a preclinical study, such costs are typically spread out over a longer period of time.  Expenses for supplies decreased by $50,000 and increased by $327,000 for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, primarily due to timing of use of inventory supplies for research purposes and purchases of production supplies prior to the related product line commercialization.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets.  For the three and nine months ended September 30, 2008, costs associated with the development of the device were $655,000 and $1,868,000, respectively.  For the three and nine months ended September 30, 2007, costs associated with the development of the device were $1,727,000 and $4,560,000, respectively.  The decrease in the costs related to the Joint Venture with Olympus is primarily due to the completion of product development milestone activities.  Expenses for the three months ended September 30, 2008 and 2007 were composed of $430,000 and $758,000, respectively, in labor and related benefits, $86,000 and $665,000, respectively, in consulting and other professional services, $29,000 and $158,000 in supplies and $110,000 and $146,000, respectively, in other miscellaneous expense.  Expenses for the nine months ended September 30, 2008 and 2007 were composed of $1,090,000 and $2,477,000, respectively, in labor and related benefits, $316,000 and $1,195,000, respectively, in consulting and other professional services, $77,000 and $499,000, respectively, in supplies and $385,000 and $390,000, respectively, in other miscellaneous expense.

•
Share-based compensation for the regenerative cell technology segment of research and development was $106,000 and $407,000 for the three and nine months ended September 30, 2008, respectively.  Share-based compensation for the regenerative cell technology segment of research and development was $165,000 and $492,000 for the three and nine months ended September 30, 2007, respectively.  See share-based compensation discussion below for more details.

MacroPore Biosurgery:

•
Research and development expenses for bioresorbable polymer implants substantially decreased in 2007 and were essentially ceased by 2008, due to the termination of spine and orthopedics product research upon sale of that product line in May 2007.

•
Under a distribution agreement with Senko, we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  During the three and nine months ended September 30, 2007, we incurred $77,000 and $120,000, respectively, of expenses related to this regulatory and registration process.  We did not incur any expenses related to this regulatory and registration process for the three and nine months ended September 30, 2008.

•
Share-based compensation for the MacroPore Biosurgery segment of research and development for the three and nine months ended September 30, 2007 was $0 and $2,000, respectively.  There were no share-based compensation expenses for the MacroPore Biosurgery segment of research and development for the three and nine months ended September 30, 2008.  See share-based compensation discussion below for more details.

The future.  Our strategy is to continue our research and development efforts in the regenerative cell field and we anticipate expenditures in this area of research to total approximately $18,000,000 in 2008 (see liquidity discussion in the MD&A overview).  We are working to develop therapies for cardiovascular disease as well as new approaches for aesthetic and reconstructive surgery, gastrointestinal disorders and spine and orthopedic conditions.  We are also developing a regenerative cell banking platform for use in hospitals and clinics that will preserve harvested regenerative cells for potential future use.  The expenditures have related and will continue to primarily relate to developing therapeutic applications and conducting pre-clinical and clinical studies on adipose-derived regenerative cells.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  Before the sale of our spine and orthopedic implant product line in May 2007, Medtronic was responsible for the distribution, marketing, and sales support of our spine and orthopedic devices.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007

Regenerative cell technology:
International sales and marketing	$1,217,000	$508,000	$3,026,000	$1,355,000
Share-based compensation	101,000	62,000	265,000	196,000
Total regenerative cell technology	1,318,000	570,000	3,291,000	1,551,000

MacroPore Biosurgery:
General corporate marketing	—	—	—	21,000
International sales and marketing	39,000	43,000	140,000	106,000
Total MacroPore Biosurgery	39,000	43,000	140,000	127,000
Total sales and marketing expenses	$1,357,000	$613,000	$3,431,000	$1,678,000

Regenerative Cell Technology:

•
The increase in international sales and marketing expense for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was mainly attributed to the increase in salary and related benefits expense of $413,000 and $895,000, respectively, not including share-based compensation, an increase in travel related expenses of $88,000 and $228,000, respectively; and an increase in printing, supplies, and postage of $72,000 and $170,000, respectively, which are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology as well as sales and marketing efforts related to our commercialization activities.

•
Share-based compensation for the regenerative cell segment of sales and marketing for the three and nine months ended September 30, 2008 was $101,000 and $265,000, respectively.  Share-based compensation for the regenerative cell segment of sales and marketing for the three and nine months ended September 30, 2007 was $62,000 and $196,000, respectively.  See share-based compensation discussion below for more details.

MacroPore Biosurgery:

•
General corporate marketing expenditures relate to expenditures for maintaining our corporate image and reputation within the research and surgical communities relevant to bioresorbable implants.   Expenditures in this area declined to $0 in 2008 as we focused on our regenerative cell technology business and exited from our spine and orthopedic implant business.

•
International sales and marketing expenditures relate to costs associated with developing an international bioresorbable Thin Film distributor and supporting a bioresorbable Thin Film sales office in Japan.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand our pursuit of distribution partners, strategic alliances and co-development partners, as well as market our Celution® System and StemSource® Cell Bank.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007

General and administrative	$2,726,000	$2,797,000	$8,284,000	$8,724,000
Share-based compensation	323,000	380,000	1,038,000	1,053,000
Total general and administrative expenses	$3,049,000	$3,177,000	$9,322,000	$9,777,000

•
An overall decrease in general and administrative expenses (excluding share-based compensation) occurred during the three and nine months ended September 30, 2008 as compared to the same periods in 2007.  This resulted primarily from a decrease in legal fees related to the ‘231 Patent license of $167,000 and $528,000, respectively, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

•
We have incurred substantial legal expenses in connection with the University of Pittsburgh’s lawsuit.  Although we are not litigants and are not responsible for any settlement costs, if we are not successful in overturning the Court’s decision on the ‘231 Patent, our license rights to the ‘231 Patent will be lost.  Since our current products and products under development do not practice the ‘231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the ‘231 Patent is unrelated to our current products and product pipeline, we believe that the ‘231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.  The amended license agreement we signed with UC in the third quarter of 2006 clarified that we are responsible for patent prosecution and litigation costs related to this lawsuit.  In the three and nine months ended September 30, 2008, we expensed $186,000 and $426,000, respectively, for legal fees related to this license.  In the same periods in 2007, we expensed $353,000 and $954,000, respectively, for legal fees related to this license.  Our legal expenses related to this lawsuit and the appeal will fluctuate depending upon the activity incurred during each period.

•
Share-based compensation expense related to general and administrative expense for the three and nine months ended September 30, 2008 was $323,000 and $1,038,000, respectively.  For the same periods in 2007, share-based compensation expense related to general and administrative expense was $380,000 and $1,053,000, respectively.  See share-based compensation discussion below for more details.

The future.  We expect general and administrative expenses of approximately $12,000,000 in 2008 and are focused on minimizing the ratio of these expenses to research and development and sales and marketing expenses.

Share-based compensation expenses

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007

Regenerative cell technology:
Cost of product revenues	$13,000	$—	$32,000	$—
Research and development-related	106,000	165,000	407,000	492,000
Sales and marketing-related	101,000	62,000	265,000	196,000
Total regenerative cell technology	220,000	227,000	704,000	688,000

MacroPore Biosurgery:
Cost of product revenues	—	—	—	19,000
Research and development – related	—	—	—	2,000
Total MacroPore Biosurgery	—	—	—	21,000

General and administrative-related	323,000	380,000	1,038,000	1,053,000
Total share-based compensation	$543,000	$607,000	$1,742,000	$1,762,000

Most of the share-based compensation expenses in the three and nine month periods ended September 30, 2008 related to the vesting of stock option awards to employees.  During the first quarter of 2008, we issued to our officers and directors stock options to purchase up to 450,000 shares of our common stock, with a four-year graded vesting schedule for our officers and two-year graded vesting for our directors. The grant date fair value of option awards granted to our officers and directors was $2.73 per share. The resulting share-based compensation expense of $1,230,000, net of estimated forfeitures, will be recognized as expense over the respective service periods.

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

The future.  We expect to continue to grant stock options and other share-based awards (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of September 30, 2008, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $4,041,000. These costs are expected to be recognized over a weighted average period of 1.76 years.

Change in fair value of option liabilities

The following is a table summarizing the change in fair value of option liabilities for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007

Change in fair value of put option liability	200,000	—	200,000	100,000

•
In reference to the Joint Venture, the Shareholders’ Agreement between Cytori and Olympus provides that in certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the right to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to us at the higher of (a) $22,000,000 or (b) the Put’s fair value.  The Put value has been classified as a liability.

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

The following assumptions were employed in estimating the value of the Put:

	September 30, 2008	December 31, 2007	November 4, 2005

Expected volatility of Cytori	62.00%	60.00%	63.20%
Expected volatility of the Joint Venture	62.00%	60.00%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$9,824,000	$9,324,000	$10,780,000
Probability of a change of control event for Cytori	2.80%	2.17%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	3.85%	4.04%	4.66%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Gain on sale of assets

Gain on sale of assets was $0 and $1,858,000 for the three and nine months ended September 30, 2007, respectively.  There was no gain on sale of assets for the three and nine months ended September 30, 2008.

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
$1,012,000

We incurred expenses of $109,000 in connection with the sale during the second quarter of 2007.  As part of the disposition agreement, we were required to provide training to Kensey Nash representatives in all aspects of the manufacturing process related to the transferred spine and orthopedic product line, and to act in the capacity of a product manufacturer from the point of sale through August 2007.  Because of these additional manufacturing requirements, we deferred $196,000 of the gain related to the outstanding manufacturing requirements, and we recognized $1,858,000 as a gain on sale in the statement of operations during the second quarter of 2007.  These manufacturing requirements were completed in August 2007 as planned, and the associated costs were classified against the deferred balance, reducing it to zero.  No further costs or adjustments relating to this product line sale are anticipated.

The revenues and expenses related to the spine and orthopedic product line transferred to Kensey Nash for the three and nine months ended September 30, 2008 and 2007 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Revenues	$—	$—	$—	$792,000
Cost of product revenues	—	—	—	(422,000)
Research & development	—	—	—	(113,000)
Sales & marketing	—	—	—	(21,000)

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007

Interest income	$49,000	$302,000	$163,000	$849,000
Interest expense	(19,000)	(33,000)	(60,000)	(128,000)
Other income (expense)	(30,000)	18,000	(72,000)	(37,000)
Total	$—	$287,000	$31,000	$684,000

•	Interest income decreased for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 due to a decrease in interest rates and cash balance available for investment.

•
Interest expense decreased for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 due to lower principal balances on our long-term equipment-financed borrowings.

•	The changes in other income (expense) in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in 2008 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense to remain relatively consistent during the remainder of 2008.

Equity gain (loss)  from investment in Joint Venture

The following table summarizes our equity gain or loss from investment in joint venture for the three and nine months ended September 30, 2008 and 2007:

	For the three months ended September 30,		For the nine months ended September 30,

	2008	2007	2008	2007
Equity gain (loss) in investment	$(8,000)	$(5,000)	$(26,000)	$1,000

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Cash and cash equivalents	$13,387,000	$11,465,000

Current assets	$18,107,000	$12,238,000
Current liabilities	6,997,000	8,070,000
Working capital	$11,110,000	$4,168,000

In order to provide greater financial flexibility and liquidity, and in view of the substantial cash requirements of our regenerative cell business during its development stage, we have an ongoing need to raise additional capital.  In the first quarter of 2007, we received net proceeds of $19,901,000 from the sale of units consisting of 3,746,000 shares of common stock and 1,873,000 common stock warrants (with an exercise price of $6.25 per share) under a shelf registration statement.    In the second quarter of 2007, we received net proceeds of $6,000,000 from the sale of 1,000,000 shares of common stock to Green Hospital Supply, Inc. in a private placement.  Also, in the second quarter of 2007, we successfully divested our spine and orthopedic product line to Kensey Nash for gross proceeds of $3,175,000.  In the first half of 2008, we received net proceeds of $12,000,000 from the sale of 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc. in a private placement.  Additionally, in August 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  In October 2008, we entered into a $15,000,000 loan facility with GE Healthcare Financial Services and Silicon Valley Bank.  An initial term loan of $7,500,000, less fees and expenses, funded on October 14, 2008.  We may have access to an additional $7,500,000 term loan on or before December 12, 2008, provided we meet certain financial prerequisites.

Our product sales, which commenced in the first quarter of 2008, are not currently sufficient by themselves to provide long-term cash flow viability to the Company.  However, based on the results of our initial product launch this year combined with orders received and expected during the remainder of the year and beyond, we believe our revenue generation prospects will provide an increasingly significant contribution to our operating cash flows.

Management actively monitors current and projected costs as we progress into product commercialization and sales in order to match projected expenditures to available cash flow (as noted in the above liquidity discussion in the MD&A Overview, the recent financing took longer than originally anticipated due to current economic conditions and during that time management was monitoring cash outflow).  Cost containment measures have been implemented to reduce or eliminate non-essential research and administrative expenditures, including selective headcount reductions, and we continue to work on manufacturing techniques and procedures to improve our production economies of scale.

With consideration of these endeavors as well as existing funds, additional capital will need to be raised at or before February 2009 through accessible sources of third party financing, as well as an increase in our results of operations, to provide us adequate cash to satisfy our working capital, capital expenditures, debt service and other financial commitments at least through September 30, 2009 (see liquidity discussion in the MD&A Overview).

We expect to utilize our cash and cash equivalents to fund our operations, including research and development of our products (primarily via pre-clinical activities and clinical trials).  However, we will be required to raise capital from one or more sources in the near term to continue our operations as currently conducted.  We believe that without additional capital from accessible sources of financing, as well as an increase in capital from operations, we do not currently have adequate funding to complete the development, preclinical activities and clinical trials required to bring our future products to market.  Therefore significant additional funding will be required.  No assurance can be made that such funding will be available to us.  Our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  If we are unsuccessful in our efforts to raise additional funds through accessible sources of financing in the near term, we will be required to significantly reduce or curtail research and development activities and other operations. Management actively monitors cash expenditures and projected expenditures as we operate and progress toward our goals of product commercialization and sales in an effort to match projected expenditures to available cash flow.

From inception to September 30, 2008, we have financed our operations primarily by:

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

•
Receiving $17,000,000 in gross proceeds in August 2008 from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.

We do not expect significant capital expenditures during the remainder of 2008.

Any excess funds are expected to be invested in short-term available-for-sale investments.

Our cash requirements for 2008 and beyond will depend on numerous factors, including the resources we devote to developing and supporting our investigational cell therapy products, market acceptance of any developed products, regulatory approvals and other factors.  We expect to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time and have therefore pursued expansion of our cash position through financing transactions where appropriate, as well as actively seeking co-development and marketing agreements, research grants, and licensing agreements related to our regenerative cell technology platform.

The following summarizes our contractual obligations and other commitments at September 30, 2008, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$482,000	$370,000	$90,000	$22,000	$—
Interest commitment on long-term obligations	74,000	38,000	27,000	9,000	—
Operating lease obligations	3,155,000	1,735,000	1,302,000	103,000	15,000
Minimum purchase requirements	2,670,000	970,000	1,700,000	—	—
Pre-clinical research study obligations	569,000	569,000	—	—	—
Clinical research study obligations	8,129,000	5,540,000	2,589,000	—	—
Total	$15,079,000	$9,222,000	$5,708,000	$134,000	$15,000

We will be required to raise capital from one or more sources in the near term to fulfill the less than one year contractual obligations as presented in the above table (see liquidity discussion in the MD&A overview).

In October 2008, we entered into a $15,000,000 loan facility with GE Healthcare Financial Services and Silicon Valley Bank and received a term loan in the principal amount of $7,500,000.  The term loan accrues interest at a fixed rate of 10.58% per annum and is payable over a 36-month period.  At maturity of each term loan, we will also make a final payment equal to 5% of the term loan.  We may incur additional fees if we elect to prepay a term loan.  If we satisfy certain financial conditions, we may request one additional $7,500,000 term loan on or before December 12, 2008.

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2008 and 2007 is summarized as follows:

	For the nine months ended September 30,
	2008	2007

Net cash used in operating activities	$(26,065,000)	$(22,637,000)
Net cash provided by (used in) investing activities	(349,000)	5,414,000
Net cash provided by financing activities	28,336,000	26,260,000

Operating activities

Net cash used in operating activities for both periods presented resulted primarily from expenditures related to our regenerative cell research and development efforts.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated an operating loss of $23,509,000 for the nine months ended September 30, 2008.  The operating cash impact of this loss was $26,065,000, after adjusting for the recognition of non-cash development revenue of $774,000, the consideration of non-cash share-based compensation expense of $1,742,000, other adjustments for material non-cash activities such as depreciation and amortization, changes in working capital due to timing of product shipments (accounts receivable), and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2008 resulted primarily from purchases of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2007 resulted primarily from proceeds from the sale of our spine and orthopedics bioresorbable implant product line to Kensey Nash.

Capital spending is essential to our product innovation initiatives and to maintaining our operational capabilities.  For the nine months ended September 30, 2008 and 2007, we used cash to purchase $349,000 and $437,000, respectively, of property and equipment, primarily to support the research and development of the regenerative cell technology platform.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2008 related mainly to the private issuance of 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc. for $12,000,000 and the private placement offering of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors for approximately $17,000,000 in gross proceeds, of which Olympus Corporation acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.

The net cash provided by financing activities for the nine months ended September 30, 2007 related mainly to the issuance of 3,746,000 shares of our common stock and 1,873,000 common stock warrants in a registered-direct public offering in exchange for approximately $21,500,000 ($19,901,000 net of direct offering costs) as well as the private issuance of 1,000,000 shares of common stock to Green Hospital Supply, Inc. in exchange for $6,000,000.

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

Our inventory balance as of September 30, 2008 represents cost of materials on hand as of September 30, 2008 that we purchased on or after March 1, 2008.  March 1, 2008 is considered our commercialization date based on completion of final development activities associated with our Celution® 800/CRS System products.  All materials purchased prior to the commercialization date were included as research and development expense during the period they were purchased.

No inventory provisions were recorded during the three and nine month periods ended September 30, 2008.  During the third quarter of 2007, we recorded a provision of $70,000 for the Thin Film inventory, as we determined it unlikely to be converted into finished goods and ultimately sold.  This provision is reflected as a component of research and development expense rather than as cost of product revenues due to the inventory’s relationship to Thin Film products, for which we have not yet achieved commercialization.

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

Similarly, we have attributed the upfront fees received under the arrangements with Olympus Corporation, a related party, to a combined unit of accounting comprising a license we granted to the Joint Venture, Olympus-Cytori, Inc., a related party, as well as development services we agreed to perform for this entity.  We concluded that the license and development services must be accounted for as a single unit of accounting.  In reaching this conclusion, we determined that the license would not have stand alone value to the Joint Venture.  This is because Cytori is the only party that could be reasonably expected to perform certain development contributions and obligations, including product development assistance, certain agreed upon regulatory filings and generally associated pre-clinical and clinical studies necessary for the Joint Venture to derive value from the license.

Recognition

Besides determining whether to account separately for components of a multiple-element arrangement, we also use judgment in determining the appropriate accounting period in which to recognize revenues that we believe (a) have been earned and (b) are realizable.  Following are some of the recognition issues we have considered during the reporting period.

•	Product Revenues

o
Beginning in March of 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery markets.  Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales will generally be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For product sales to customers who arrange for and manage all aspects of the shipping process, we recognize revenue upon shipment from our facilities.  For product sales that include a combination of equipment, services, or other multiple deliverables that will be provided in the future, we defer recognition of the estimated fair value of those future deliverables from product revenue until such deliverables have been provided, or earned, in accordance with EITF 00-21.  Shipping and handling costs that are billed to our customers are classified as revenue, in accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10).

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

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of September 30, 2008.  As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  Moreover, this testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.  Our two reporting units are the same as our two operating segments.

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

We estimated the fair value of our reporting units by using various estimation techniques.  For example in 2006, we estimated the fair value of our MacroPore Biosurgery reporting unit based on an equal weighting of the market values of comparable enterprises and discounted projections of estimated future cash flows.  Clearly, identifying comparable companies and estimating future cash flows as well as appropriate discount rates involve judgment.  On the contrary, we estimated the fair value of our regenerative cell reporting unit solely using an income approach, as – at that time – we believed there were no comparable enterprises on which to base a valuation.  The assumptions underlying this valuation method involve a substantial amount of judgment, particularly since our regenerative cell business had not yet generated any revenues.  The combined value of our goodwill is consistent with the market’s valuation.

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

The application of FIN 46R involves substantial judgment.  Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at September 30, 2008 or for the three and nine months then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

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

In October 2008, the FASB issued Staff Position “Determining the Fair Value of a Financial Asset when the Market for That Asset is not Active” (FSP No. 157-3).  FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when market for that financial asset is not active.  This guidance is effective upon issuance, including prior periods for which financial statements have not been issued.  We do not expect the adoption of FSP No. 157-3 to have a material impact on our consolidated financial position or results of operations.

In June 2008, the FASB ratified as final the consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument and whether such terms qualify the instrument as being indexed to an entity’s own stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently evaluating the impact of EITF 07-5 on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of September 30, 2008, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2008, we were not a party to any material legal proceeding.  We are not formally a party to the University of Pittsburgh patent litigation.  However, we are responsible for reimbursing certain related litigation costs.  On June 12, 2008, we received the Court’s final order concluding that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent.  The UC assignors are appealing the Court’s decision and a Notice of Appeal was filed on July 9, 2008.  Since our current products and products under development do not practice the ‘231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the ‘231 Patent is unrelated to our current products and product pipeline, we believe that the ‘231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.

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

We are subject to the following significant risks, among others:

We will need to raise more cash in the near future

We have almost always had negative cash flows from operations.  Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses.  We will be required to raise capital from one or more sources in the near term to continue our operations as previously conducted.  We believe that without additional capital from accessible sources of financing, as well as an increase in capital from our operations, we do not currently have adequate funding to complete the development, pre-clinical activities,  clinical trials and marketing efforts required to successfully bring our current and future products to market.  Therefore significant additional funding will be required.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, arrangements with distribution partners, increased results of operations, or from other sources, or on terms attractive to us.  Although we entered into a $15,000,000 loan facility with GE Healthcare Financial Services and Silicon Valley Bank in October 2008, our ability to access the remaining $7,500,000 under that facility is contingent upon our ability to satisfy certain financial conditions on or before December 12, 2008 and we may not meet such conditions.  The inability to obtain sufficient funds would require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, clinical or regulatory activities, or to out-license commercial rights to products or technologies thus having a substantial negative effect on our results of operations and financial condition.

Continued turmoil in the economy could harm our business

Negative trends in the general economy, including trends resulting from an actual or perceived recession, tightening credit markets, increased cost of commodities, including oil, actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a reduction of investment in and available funding for companies in certain industries, including ours.  Our ability to raise capital has been and may continue to be adversely affected by current credit conditions and the downturn in the financial markets and the global economy.

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

Olympus is entitled to designate the Joint Venture's chief executive officer and a majority of its board of directors, which means that day-to-day decisions which are not subject to a contractual veto will essentially be controlled by Olympus.  In addition, Olympus-Cytori, Inc. may require more money than its current capitalization in order to complete development and production of future generation devices.  If we are unable to help provide future financing for Olympus-Cytori, Inc., our relative equity interest in Olympus-Cytori, Inc. may decrease.

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

There is no proven path for commercializing the Celution® System platform in a way to earn a durable profit commensurate with the medical benefit.  Although we began to commercialize our reconstructive surgery products in Europe and certain Asian markets, and our cell banking products in Japan, Europe, and certain Asian markets in 2008, additional market opportunities for our products and/or services are likely to be another two to five years away.

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

Our recently amended regenerative cell technology license agreement with the Regents of the University of California, or the UC,  contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could impact our ability to develop certain regenerative cell technology products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.  In addition, further legal risk arises from a lawsuit filed by the University of Pittsburgh in the United States District Court, or the Court, naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231, which we refer to as the ‘231 Patent, to the University of Pittsburgh, seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of ‘231 Patent.  On June 12, 2008, we received the Court’s final order concluding that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent, which terminates UC’s rights to this patent unless the decision of the Court is overturned.  The UC assignors are appealing the Court’s decision and a Notice of Appeal was filed on July 9, 2008.  We are the exclusive, worldwide licensee of the UC’s rights under this patent in humans, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the UC assignors do not prevail on appeal, our license rights to this patent will be permanently lost.

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

On August 11, 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  Additional information regarding this private placement was previously provided in a current report on Form 8-K filed on August 8, 2008.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on August 5, 2008.  Of the 26,141,993 shares of our common stock which could be voted at the annual meeting, 14,619,999 shares of our common stock were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

a.    Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld	Abstain

Ronald D. Henriksen	14,560,685	57,038	2,275
Christopher J. Calhoun	14,564,614	34,608	20,775
Marc H. Hedrick, MD	14,605,954	11,970	2,075
Richard J. Hawkins	14,526,473	61,756	31,769
Paul W. Hawran	14,529,528	62,695	27,775
E. Carmack Holmes, MD	14,578,460	32,464	9,075
David M. Rickey	14,541,960	68,813	9,225

b.     The proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, received the following votes:

For	Against	Abstain

14,558,299	26,114	35,585

Item 5.  Other Information

Properties

We currently lease 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  The related rent agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  We also lease a 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement provides for rent at a rate of $4.38 per square foot, expiring on November 30, 2009.  Additionally, we entered into a new lease during the second quarter of 2008 for a 900 square feet of office space located at Via Gino Capponi n. 26, Florence, Italy.  The lease agreement provides for rent at a rate of $2.63 per square foot, expiring on April 22, 2014.  Additionally, we’ve entered into several lease agreements for corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $143,000 in rent per month.

Staff

As of September 30, 2008, we had 128 employees, including part-time and full-time employees.  These employees are comprised of 20 employees in manufacturing, 61 employees in research and development, 16 employees in sales and marketing and 31 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.  A breakout by segment is as follows:

	Regenerative Cell Technology	Corporate	Total

Manufacturing	20	—	20
Research & Development	61	—	61
Sales and Marketing	16	—	16
General & Administrative	—	31	31
Total	97	31	128

Item 6.  Exhibits

Exhibit No.	Description
10.32
Common Stock Purchase Agreement, dated August 7, 2008, by and between Cytori Therapeutics, Inc. and Olympus Corporation (filed as Exhibit 10.32 to our current report on Form 8-K filed on August 8, 2008 and incorporated by reference herein)

10.32.1
Amendment No. 1 to Common Stock Purchase Agreement, dated August 8, 2008, by and between Cytori Therapeutics, Inc. and Olympus Corporation (filed as Exhibit 10.32.1 to our current report on Form 8-K filed on August 14, 2008 and incorporated by reference herein)

10.33
Securities Purchase Agreement, dated August 7, 2008, by and among Cytori Therapeutics, Inc. and the Purchasers identified on the signature pages thereto (filed as Exhibit 10.33 to our current report on Form 8-K filed on August 8, 2008 and incorporated by reference herein)

10.34
Form of Warrant to Purchase Common Stock issued on August 11, 2008 pursuant to the Securities Purchase Agreement, dated August 7, 2008, by and among Cytori Therapeutics, Inc. and the Purchasers identified on the signature pages thereto (filed as Exhibit 10.34 to our current report on Form 8-K filed on August 8, 2008 and incorporated by reference herein)

10.35
Registration Rights Agreement, dated August 7, 2008, by and among Cytori Therapeutics, Inc. and the Purchasers identified on the signature pages thereto (filed as Exhibit 10.35 to our current report on Form 8-K filed on August 8, 2008 and incorporated by reference herein)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

*      These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350 and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in San Diego, California, on November 10, 2008.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 10, 2008		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 10, 2008		Mark E. Saad
Chief Financial Officer