Form 10-K/A
period 2007-12-31
CYTORI THERAPEUTICS, INC.
filed 2008-12-17
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-32501

CYTORI THERAPEUTICS, INC.
(Exact name of Registrant as Specified in Its Charter)
DELAWARE	33-0827593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3020 CALLAN ROAD, SAN DIEGO, CALIFORNIA	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 458-0900
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
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

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December  31, 2007 with the Securities and Exchange Commission on March 14, 2008 (the “Original Report”).  We are filing this Amendment No. 1 to the Original Report solely to provide revised certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to the Original Report to add provisions inadvertently omitted from paragraph 4 of these certifications.  This Amendment No. 1 does not reflect events occurring since the filing of the Original Report and it does not modify, update or reiterate the financial information or other disclosure provided in the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: December 17, 2008		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: December 17, 2008		Mark E. Saad
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002