Form 10-Q/A
period 2008-03-31
CYTORI THERAPEUTICS, INC.
filed 2008-12-17
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 with the Securities and Exchange Commission on May 9, 2008 (the “Original Report”).  We are filing this Amendment No. 1 to the Original Report solely to provide revised certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to the Original Report to add provisions inadvertently omitted from paragraph 4 of these certifications.  This Amendment No. 1 does not reflect events occurring since the filing of the Original Report and it does not modify, update or reiterate the financial information or other disclosure provided in the Original Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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