Form 10-K
period 2008-12-31
CYTORI THERAPEUTICS, INC.
filed 2009-03-06
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $107,941,235 based on the closing sales price of the registrant’s common stock on June 30, 2008 as reported on the Nasdaq Global Market, of $6.48 per share.

As of February 28, 2009, there were 29,313,441 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year ended December 31, 2008, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

 PART I

Item 1. Business

General

Cytori Therapeutics, Inc., develops, manufactures, and sells medical products to enable the practice of regenerative medicine. Regenerative medicine describes the emerging field that aims to repair or restore lost or damaged tissue and cell function. Our commercial activities are currently focused on cosmetic and reconstructive surgery in Europe and Asia-Pacific, fulfilling the demand among physicians in Europe and Asia Pacific for clinical grade stem and regenerative cells, and stem and regenerative cell banking (cell preservation) worldwide.  In addition, we are seeking to bring our products to market in the United States as well as other countries. Our product pipeline includes the development of potential new treatments for cardiovascular disease, spinal disc degeneration, gastrointestinal disorders, liver and renal disease and pelvic health conditions.

 The foundation of our business is the patented Celution® System family of products which processes patients’ cells at the bedside in real time. Each member of the Celution® System family of products consists of a central device, a related single-use consumable used for each patient procedure, proprietary enzymes, and related instrumentation. Our commercialization model is based on the sale of Celution® Systems and on generating recurring revenues from the single-use consumable sets.

Our Celution® 800/CRS System was introduced during 2008 into the European cosmetic and reconstructive surgery market through a network of medical distributors. The Celution® 900/MB is being marketed in Japan through our commercialization partner, Green Hospital Supply, Inc. (Green Hospital Supply) as part of the comprehensive StemSource® Cell Bank, which prepares cells for cryopreservation in the event they may be used in the future.

The most advanced therapeutic application in our product development pipeline is cardiovascular disease. Currently, two cardiovascular clinical trials are being conducted in Europe with adipose-derived stem and regenerative cells, processed with the Celution® 600 System, an earlier version of the Celution® 800/CV. The Celution® 800/CV has recently been introduced to these clinical sites. One of the clinical trials is in patients suffering from chronic myocardial ischemia, a severe form of chronic heart disease, and the other is in heart attack patients.

In the United States, our goal is to seek regulatory and marketing approval on the Celution® 700 System family of products.  We expect to finalize our U.S. regulatory and clinical development strategy in 2009.

Summary of Celution® System Family Regulatory Status

Celution® Series	Region	Clinical Applications	Regulatory Status	Comments

900/MB	Japan	Cell Banking	Approved
900/MB	Greece	Cell Banking	CE Mark

800/CRS	Europe	Cell Processing for re-implantation or re-infusion into same patient (General Processing)	CE Mark	Post-marketing studies underway for reconstructive surgery
	Europe	Seeking cosmetic & reconstructive claims	In process
800/CV	Europe	Will seek cardiovascular disease claims	In clinical study
800/GP	Europe	Will seek multiple specific surgical claims	Pre-clinical

Summary of Celution® System Family Regulatory Status (cont’d)

Celution® Series	Region	Clinical Applications	Regulatory Status	Comments

700/CRS	USA	Will seek reconstructive surgery claims	Pre-clinical
700/CV	USA	Will seek cardiovascular disease claims	Pre-clinical
700/GP	USA	Will seek multiple general surgical claims	Pre-clinical

600	Europe	Cell Concentration	CE Mark	Two cardiac clinical trials underway: chronic and acute

200	USA	Blood Processing	510 (k) clearance

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

Reconstructive Surgery

The Celution® 800/CRS System is approved in Europe as a bedside device for separating and concentrating a patient's stem and regenerative cells, which reside naturally within their adipose (fat) tissue, so that these cells may be re-injected back into that same patient.

The Celution® 800/CRS System was introduced into the European and Asia-Pacific reconstructive surgery market in the first quarter of 2008.  Our distribution network covers the UK, France, Germany, Norway, Finland, Denmark, Sweden, Austria and Switzerland through our commercialization partnership with GE Healthcare, and Belgium, China, Greece, Indonesia, Israel, Italy, Korea, Malaysia, Portugal, Singapore, Spain, Turkey and the Netherlands through a network of independent distributors.

We hope to begin commercializing the Celution® 800/CRS System with indications for use for breast reconstruction for partial mastectomy defects as early as 2010 pending supporting clinical data and expanded CE certification. To support this goal, a 70-patient, multi-center study, RESTORE II, was initiated in Europe in 2008.  The results from this study will also be used to support reimbursement for such procedure.

Market for Clinical-Grade Cells

The Celution System is being sold to physicians to fulfill their demand for access to clinical-grade stem and regenerative cells.  Celution is the only such system broadly available in Europe today that can provide real time access to cells, which can safely be administered to patients.  Availability at the point of care enables physicians to apply cells across an array of applications. Certain physicians may even choose to study patient outcomes to understand the benefit of these cells under their own independently sponsored and regulated studies.  Such ‘translational’ efforts are growing and already represent applications as diverse as wound healing, radiation injury, breast reconstruction, breast augmentation, HIV related facial wasting syndrome, vocal cord paralysis, burn, urinary incontinence, fistula repair (and Crohn’s disease), bone regeneration, cardiovascular applications, peripheral vascular disease, renal insufficiency and acute kidney injury, and liver disease among many others.  We expect the breadth of these applications will grow significantly as physicians continue to adopt cell based regenerative medicine into their treatment strategies based on the availability of safe clinical grade cells at the point of care.

StemSource® and Cell Banking

The Celution® 900/MB System is the foundation of our StemSource® Cell Bank for cryopreserving patients’ adult stem and regenerative cells. The StemSource® Cell Bank is being marketed to hospitals, tissue banks and stem cell banking companies in Europe and Asia. With a StemSource® Cell Bank on site, hospitals will be able to offer their patients the option of storing their adipose tissue-derived stem and regenerative cells and accessing them as clinical applications are approved.

The StemSource® Cell Bank is being marketed in Japan, Korea, Taiwan and Thailand exclusively by Green Hospital Supply, Inc.  The value of a StemSource® Cell Bank lies in the recurring revenue from processing and freezing.  It starts with a tissue collection procedure, which may be performed during an already planned surgery or a separate elective procedure. The cells are prepared for storage using the Celution® 900/MB System, which automates the separation and concentration of stem and regenerative cells from adipose tissue and thereby allows hospitals to more affordably offer such service to patients.

As part of our agreement with Green Hospital Supply, we equally split revenues in Japan, Korea, Taiwan and Thailand from the sale to hospitals of StemSource® Cell Banks and single-use, per-procedure consumables.  Green Hospital Supply is responsible for all sales and marketing while Cytori is responsible for manufacturing the Celution® 900/MB System and sourcing all necessary equipment, including but not limited to cryopreservation chambers, cooling and thawing devices, cell banking protocols and the proprietary software and database application.

Cytori signed a commercialization partnership with GE Healthcare in January 2009, which grants GE Healthcare exclusive rights to commercialize the Celution® System in the U.K., France, Germany, Norway, Finland, Denmark, Sweden, Austria, Switzerland, Belgium, the Netherlands and Luxembourg for clinical grade access to stem and regenerative cells and stem cell banking.

Cardiovascular Disease

We currently have two clinical trials underway in Europe for adipose-derived stem and regenerative cells processed with the Celution® 600 and 800 Systems, to study cardiovascular disease. In January 2007, we initiated a clinical trial for chronic myocardial ischemia, a severe form of coronary artery disease. In late 2007, we initiated a study for acute heart attacks, for which enrollment is ongoing.  Enrollment for both trials is projected to be completed in 2009.  Both are double-blind, placebo controlled safety and feasibility studies, which will evaluate a variety of primary and secondary safety and efficacy endpoints.

We believe there is significant need for new forms of treatment for cardiovascular disease, which represents one of the largest healthcare market opportunities. The American Heart Association estimates that in the United States of America alone there are approximately 865,000 heart attacks each year and more than 13,000,000 people suffer from coronary heart disease.

Celution® System Pipeline

Other applications for the Celution® System family of products under investigation include gastrointestinal disorders, vascular disease, pelvic health conditions, and orthopedic and spinal applications. Our scientists are, to a varying degree, investigating these applications in pre-clinical models.

Manufacturing

The Celution® 800/CRS, Celution® 900/MB, and related single-use consumables are being manufactured at Cytori’s headquarters in San Diego, CA.  The completion of our internal manufacturing facilities in 2007 is expected to enable us to meet anticipated demand in 2009.

In the future, the next generation Celution® device is expected to be manufactured through a joint venture arrangement between Cytori and Olympus Corporation (“Olympus”), a global optics and life science company.  Olympus-Cytori Inc. (the “Joint Venture”), enables Cytori to access Olympus’ expertise in engineering, manufacturing and servicing of sophisticated medical devices.  The Joint Venture will supply the Celution® System for all therapeutic applications solely to Cytori at a formula-based transfer price. Cytori owns Celution® System marketing rights for all therapeutic applications.

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

Companies working in this area include, among others, Aastrom Biosciences, Inc., Baxter International, Inc., BioHeart, Inc., Cellerix SA, Genzyme, Inc., Geron Corporation, Isolagen, Inc., MG Biotherapeutics (a joint venture between Genzyme and Medtronic), Osiris Therapeutics, Inc., Stem Cells, Inc. and Tissue Genesis, Inc. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources than we do.  We cannot with any accuracy forecast when or if these companies are likely to bring cell therapies to market for indications that we are also pursuing.

Some of our competitors are also working with adipose-derived cells.  To the best of our knowledge, none of these companies are currently conducting human clinical trials. In addition, Cytori is aware of several surgeons who are performing autologous fat transfers using manual methods, some of whom enrich the fat with autologous adipose-derived cells.

Companies researching and developing cell-based therapies for cardiovascular disease include, among others, Baxter, BioHeart, MG Biotherapeutics, and Osiris. Baxter completed a Phase II study in the United States using stem cells extracted from peripheral blood for chronic myocardial ischemia. BioHeart is conducting multiple ongoing clinical trials in the United States and Europe for its investigational product MyoCell™, which are cultured autologous skeletal myoblasts.  We are aware that BioHeart has disclosed its intentions to develop heart attack treatments using adipose-derived cells. Osiris Therapeutics, Inc. completed a Phase I clinical trial using allogeneic (donor), mesenchymal stem cells, for acute myocardial infarction and is planning a broader Phase II study.

Research and Development

Research and development expenses were $17,371,000, $20,020,000 and $21,977,000 for the years ended December 31, 2008, 2007 and 2006, respectively. For 2008, majority of the research and development expenses were related to our regenerative cell technology.

Our research and development efforts in 2008 focused predominantly on the following areas:

•
Optimization of the design, functionality and manufacturing process for the Celution® System family of products, single-use consumables and related instrumentation for the entry of the device into the European reconstructive surgery market and the StemSource® Cell Banking market in Europe and Asia-Pacific;

•
Development of the infrastructure and logistics in partnership with Green Hospital Supply including building out a proprietary database and software application and optimizing proprietary protocols, resulting in the first sale in Japan of the StemSource® cell banking line to the University of Kyoto;

•
Preparation and initiation of a 70 patient European breast reconstruction post-marketing clinical study using the Celution® System. The study is taking place across several centers and will measure safety, volume retention as well as other metrics related to autologous fat transfers enriched with the Celution® System output to correct partial mastectomy defects;

•	Implementation and continuing enrollment in two randomized, double blind, placebo controlled, cardiovascular disease clinical trials in Europe for chronic myocardial ischemia and heart attacks.

•	Preparation and submission of multiple regulatory filings in the United States, Europe, and Japan related to various cell processing systems under development;

•
Conducting extensive pre-clinical safety and efficacy studies investigating the use of adipose-derived stem and regenerative cells for reconstructive surgery, spinal disc repair, renal failure, pancreatitis, stroke, and other therapeutic applications;

•
Investigating the cellular and molecular properties, composition, and characteristics of stem and regenerative cells residing in adipose tissue towards improving our intellectual property position and towards understanding how to improve and control the therapeutic products.

Customers

Cytori has established a network of distributors who offer our Celution® System, instrumentation and consumables to surgeons and hospitals throughout Europe. These distributors purchase the devices from Cytori at a contractually agreed-upon transfer price. We also market our Celution® System directly to customers in select countries within Europe. In addition, we offer the Celution as part of the StemSource® Cell Bank, a comprehensive suite of products to allow hospitals or tissue banks to cryopreserve adipose-derived stem and regenerative cells.

In July 2004, we entered into a Distribution Agreement with Senko under which we granted to Senko an exclusive license to sell and distribute Thin Film products in Japan. The sale of products through Senko commences upon “commercialization,” which requires regulatory clearance from the Japanese regulatory authorities. We are currently pursuing the required regulatory clearance. Following commercialization, the Distribution Agreement has a five-year duration and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.  In 2004, we sold all of our non-Japan Thin Film business.

Sales by Geographic Region

For the year ended December 31, 2008, all of our product revenue came from sales of Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market and installation of our first StemSource® Cell Bank in Greece. For the year ended December 31, 2007, our only product sales came from our bioresorbable surgical implants.  As these were no longer core to our business focus, we sold our remaining interest in this line of business to Kensey Nash in May 2007 (excluding our Thin Film products in Japan) and we no longer receive any revenue from the sales of those products.  Prior to May 2007, we sold our products predominantly in the United States and to a lesser extent internationally through Medtronic.

Regenerative Cell Technology

Beginning in March 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market.  In September 2008 we completed installation of our first StemSource® Cell Bank in Greece.  This product includes a combination of equipment and service deliverables, some of which will be provided to the customer over time.  We have recorded $4,528,000 in revenue during 2008 related to our Celution® products and StemSource® Cell Bank.

Additionally, our consolidated balance sheet includes a line item entitled deferred revenues, related party.  This account primarily consists of the consideration we have received in exchange for future obligations that we have agreed to perform on behalf of Olympus and the Joint Venture.  We recognize deferred revenues, related party, as development revenue when certain performance obligations are met.  Such revenue recognition results from completion of certain milestones, such as completion of product development efforts, regulatory filings and related pre-clinical and clinical studies.  In 2008, 2007 and 2006, we recognized $774,000, $5,158,000 and $5,905,000 of revenue associated with our arrangements with Olympus, respectively.

In a separate agreement entered into on February 23, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received a $1,500,000 payment from Olympus.  As part of this agreement, Olympus could conduct market research and pilot clinical studies in collaboration with us for the therapeutic area up to December 31, 2008 when this exclusive right expired.  Accordingly, on December 31, 2008, we recognized $1,500,000 as other development revenue and reduced our deferred revenues, related party balance for the same amount.

For the year ended December 31, 2006, we recorded $310,000 in grant revenue related to our agreement with the National Institutes of Health (“NIH”).  Under this agreement, the NIH reimbursed us for “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. There was no similar revenue in 2007 and 2008.

For the years ended December 31, 2008, 2007 and 2006, we recorded revenue of $47,000, $85,000 and $102,000, respectively, related to cell processing equipment, and adipose derived stem cell research products sold to various research facilities.  We also recorded stem cell banking revenue of $4,000, $4,000 and $7,000 for the years ended December 31, 2008, 2007 and 2006, respectively, related to our U.S. StemSource® Cell Bank offering for the processing and preservation of adipose-derived stem and regenerative cells at our FDA and California state-licensed tissue bank facility.

MacroPore Biosurgery

In 2007 and 2006 our product sales were $792,000 and $1,451,000, respectively, all of which relate to the MacroPore Biosurgery segment.  These revenues were primarily related to orders for our radiographically identifiable Spine System products, marketed under the name MYSTIQUE™.  As noted above, we were concerned about the level of commitment to these products from Medtronic, our exclusive distributor, and we sold our intellectual property rights and tangible assets related to our spine and orthopedic bioresorbable implant product line to Kensey Nash in May 2007.

Under a distribution agreement with Senko, we are responsible for the completion of the initial regulatory application to the MHLW (the Japanese equivalent of the U.S. Food and Drug Administration).  We recognized development revenue based on milestones defined within this agreement of $10,000 and $152,000 for the years ended December 31, 2007 and 2006, respectively.  We did not recognize any similar revenue in 2008.  We have not received any Thin Film product revenue in Japan yet, and we sold all our non-Japan Thin Film business in 2004.

We anticipate that our future international product revenues will increase as a result of our Distribution Agreement with Senko to the extent our Thin Film products reach commercialization in Japan.

Planned Capital Expenditures

Although capital expenditures may vary significantly depending on a variety of factors, we may spend up to $1,000,000 on capital equipment purchases in 2009, although we will diligently seek to spend much less.  These may be paid with our available cash, or financed if appropriate.    (See additional discussion regarding Liquidity at the beginning of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Raw Materials

Raw materials required to manufacture the Celution® System family of products and disposables are commonly available from multiple sources, and we have identified and executed supply agreements with our preferred vendors.  Some specialty components are custom made for Cytori, and we are dependent on the ability of these suppliers to deliver functioning parts in a timely manner to meet the ongoing demand for our products.  There can be no assurance that we will be able to obtain adequate quantities of the necessary raw materials supplies within a reasonable time or at commercially reasonable prices.  Interruptions in supplies due to price, timing, or availability could have a negative impact on our ability to manufacture products.

Intellectual Property

Our success depends in large part on our ability to protect our proprietary technology, including the Celution® System product platform, and to operate without infringing on the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success also depends, in part, on our ability to avoid infringing patents issued to others. If we were judicially determined to be infringing on any third party patent, we could be required to pay damages, alter our products or processes, obtain licenses or cease certain activities.

To protect our proprietary medical technologies, including the Celution® System platform and scientific discoveries, Cytori has has three issued U.S. patents and six issued International patents.  In addition, we have 117 patent applications pending worldwide. We are seeking patents on methods and systems for processing adipose-derived stem and regenerative cells, on use of adipose-derived stem and regenerative cells for a variety of therapeutic indications, including their mechanisms of actions, and on compositions of matter than include adipose-derived stem and regenerative cells.

In June 2008, Cytori was issued U.S. Patent No. 7,390,484 (the ‘484 patent).  The ‘484 patent is a foundational  patent that protects the Celution® System  technology for processing adipose tissue to obtain a diverse and mixed population of adipose derived  stem and regenerative cells. The ‘484 patent establishes a strong barrier-to-entry against potential competitors and provides critical market protection while we seek regulatory approval in the United States.

In September 2008, Cytori was issued U.S. Patent No. 7,429,488 (‘the ‘488 patent).  The ‘488 patent protects Cytori’s Celution® System based methods of generating adipose tissue derived stem and regenerative cell enhanced fat grafts.  Cell enhanced fat grafts may be used in a variety of cosmetic and reconstructive surgery applications, including breast reconstruction following partial mastectomy, breast implant salvage, as well as facial and other cosmetic applications.

In January 2009, Cytori was issued  U.S. Patent No. 7,473,420 (‘the 420 patent).  The ‘420 patent protects  combinations of the Celution System output with various additives including, but not limited to, agents that promote cell differentiation such as growth factors, cytokines and protein, demineralized bone, tissue or tissue fragments, biological or artificial scaffolds, and immunosuppressive compounds.  These additives may be combined with the Celution System output to increase efficacy, optimize or localize cell delivery, enhance specific cell properties or promote cell differentiation.

Cytori has also received six international patents.  Specifically, Cytori has received patents in Korea and Singapore related to the Company’s current Celution System devices, patents in Korea and Australia related to the Company’s StemSource Cell Bank, and patents in Singapore and South Africa related to the use of adipose derived stem and regenerative cells for cardiovascular therapy.

We are also the exclusive, worldwide licensee of the Regents of the University of California’s rights to U.S. Patent No. 6,777,231 (the ‘231 patent), U.S. Patent No. 7,470,537 (the ‘537 patent), six issued international patents and 17 patent applications pending worldwide.  The ‘231 patent covers isolated adipose derived stem cells that can differentiate into two or more of a variety of cell types.  The ‘231 patent has been construed to cover isolated adipose derived stem cells in an environment substantially free of other cellular materials found in adipose tissue.  The ‘537 patent, issued in December 2009, covers a population of stem cells and progenitor cells which can be obtained from adipose tissue and which express certain combinations of cell surface markers.  Specifically, the ‘537 patent covers adipose derived stem and progenitor cells that express certain combinations of Stro-1+, CD29+, CD44+, CD71+, CD49d+, CD90+, CD105+, SH3, CD45-, CD31- and low or undetectable levels of CD106.  International patents related to isolated cells from adipose tissue have issued in Australia, Korea, Russia, Singapore and South Africa.

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

In the fourth quarter of 2004, the University of Pittsburgh filed a lawsuit naming all of the inventors who had not assigned their ownership interest in U.S. Patent 6,777,231 to the University of Pittsburgh, seeking a determination that its assignors, rather than the University of California’s assignors, are the true inventors of Patent No. 6,777,231. If the University of Pittsburgh wins the lawsuit, our license rights to this patent could be nullified or rendered non-exclusive with respect to any third party that might license rights from the University of Pittsburgh. On August 9, 2007, the United States District Court granted the University of Pittsburgh’s motion for Summary Judgment in part, determining that the University of Pittsburgh’s assignees were properly named as inventors on Patent 6,777,231, and that all other inventorship issues shall be determined according to the facts presented at trial.   The trial was concluded in January 2008 and on June 9, 2008 the Court signed its final order which we received on June 12, 2008.  The Court concluded that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent.  The Court’s decision terminated UC’s rights to the ‘231 Patent.  Upon review of the Court’s findings, we believe that the Court’s decision was in error and that work completed at the University of California was critical to obtaining this patent.  The UC assignors are appealing the decision.  If the UC assignors’ appeal of the Court’s decision is successful, UC’s rights to the ‘231 Patent should be reinstated.

We are not named as a party to the lawsuit, but our president, Marc Hedrick, is one of the inventors identified on the ‘231 Patent and therefore is a named individual defendant.  Due to our license obligations to UC relating to the ‘231 Patent and other UC patent applications, we have provided substantial financial and other assistance to the defense of the lawsuit. Since our current products and products under development do not practice the ‘231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the ‘231 Patent is unrelated to our current products and product pipeline, we believe that the ‘231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.  We have incurred substantial legal costs as a result of the University of Pittsburgh lawsuit to date, but we expect future costs will be minimal since the only remaining expense will be related to the final argument of the appeal.  As a named inventor on the patent, Marc Hedrick is entitled to receive from the UC up to 7% of royalty payments made by a licensee (us) to UC.  This agreement was in place prior to his employment with us.

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

Government Regulation

As newly developed medical devices, our Celution® System family of products must receive regulatory clearances or approvals from the European Union, the FDA and, from other state governments prior to their sale.  Our current and future Celution® Systems are or will be subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs.  Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices.  Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

The Celution® System family of products must also comply with the government regulations of each individual country in which the products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than US FDA regulations. International government regulations vary from country to country and region to region. For example, regulations in some parts of the world only require product registration while other regions / countries require a complex product approval process. Due to the fact that there are new and emerging cell therapy and cell banking regulations that have recently been drafted and/or implemented in various countries around the world, the application and subsequent implementation of these new and emerging regulations have little to no precedence. Therefore, the level of complexity and stringency is not known and may vary from country to country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our product(s), thereby, creating a greater regulatory burden for our cell processing and cell banking technology products.

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

Under the terms of our Joint Venture Agreements with Olympus we are the party with the primary responsibility for obtaining regulatory approvals to sell the Olympus-Cytori, Inc. devices. To date we have prepared and submitted multiple regulatory filings in the United States and Europe related to various cell processing systems under development, which notably resulted in receipt of a CE Mark on the Celution® 800 System and 510(K) clearance in the United States for various related medical technologies, including an autologous blood processing device.

We must comply with extensive regulations from foreign jurisdictions regarding safety, manufacturing processes and quality.   These regulations, including the requirements for marketing authorization, may differ from the United States FDA regulatory scheme.  Specifically, in regard to our Thin Film product line in Japan (distributed by Senko), we have been seeking marketing authorization from the Japanese Ministry of Health, Labour and Welfare for the past four years, but have not obtained approvals yet.

Staff

As of December 31, 2008, we had 126 employees, including part-time and full-time employees.  These employees are comprised of 20 employees in manufacturing, 57 employees in research and development, 17 employees in sales and marketing and 32 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.  A breakout by segment is as follows:

	Regenerative Cell Technology	Corporate	Total

Manufacturing	20	—	20
Research & Development	57	—	57
Sales and Marketing	17	—	17
General & Administrative	—	32	32
Total	94	32	126

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

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors together with all of the other information included in this annual report on Form 10-K.  Factors that could adversely affect our business, operating results, and financial condition, as well as adversely affect the value of an investment in our common stock,  include those discussed below, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K.

We are subject to the following significant risks, among others:

We need to raise more cash in the very near term

We have almost always had negative cash flows from operations.  Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses.  We  are required to raise capital from one or more sources  in the very near term to continue our operations at or close to the levels currently conducted.  We believe that without raising additional capital  soon from accessible sources of financing, as well as an increase in capital from our operations, we will not otherwise have adequate funding to complete the development, pre-clinical activities, clinical trials and marketing efforts required to successfully bring our current and future products to market.  In addition, if we are not successful in raising additional cash very soon we will be required to negotiate with General Electric Capital Corporation (“GECC”) and Silicon Valley Bank (“SVB”) to obtain an amendment to the cash liquidity requirements of the Loan and Security Agreement dated October 14, 2008 (“Loan Agreement”). If we are not successful in obtaining either the additional finding or cash liquidity relief then we will likely very soon thereafter be in default under the Loan Agreement. If we are in default or if our senior secured lenders otherwise assert that there has been an event of default, they may seek to accelerate our senior secured loan and exercise their rights and remedies under the Loan Agreement, including the sale of our property and other assets.  In such event, we may be forced to file a bankruptcy case or have an involuntary bankruptcy case filed against us or otherwise liquidate our assets.  Any of these events would have a substantial and material adverse effect on our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, arrangements with distribution partners, increased results of operations, or from other sources, or on terms attractive to us.  Although we entered into a $15,000,000 loan facility with GECC and SVB  in October 2008, we could not access the remaining $7,500,000 under that facility as we were not able satisfy certain financial conditions on or before December 12, 2008.  The inability to obtain sufficient additional funds in the near term will at the least require us to significantly delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, clinical or regulatory activities having a substantial negative effect on our results of operations and financial condition.

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

Although we have begun introduction of the Celution® 800 and Celution® 900-based StemSource® Cell Bank in 2008, we cannot assure that we will be able to manufacture sufficient numbers of such products to meet the demand, or that we will be able to overcome unforeseen manufacturing difficulties for these sophisticated medical devices, as we await the availability of the Joint Venture next generation Celution® device.

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

We may not be able to protect our proprietary rights

Our success depends in part on whether we can maintain our existing patents, obtain additional patents, maintain trade secret protection, and operate without infringing on the proprietary rights of third parties.

Our amended regenerative cell technology license agreement with the Regents of the University of California, or the UC, contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could impact our ability to develop certain regenerative cell technology products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.  In addition, further legal risk arises from a lawsuit filed by the University of Pittsburgh in the United States District Court, or the Court, naming all of the inventors who had not assigned their ownership interest in Patent 6,777,231, which we refer to as the ‘231 Patent, to the University of Pittsburgh, seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of ‘231 Patent.  On June 12, 2008, we received the Court’s final order concluding that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent, which terminates UC’s rights to this patent unless the decision of the Court is overturned.  The UC assignors are appealing the Court’s decision and a Notice of Appeal was filed on July 9, 2008.  We are the exclusive, worldwide licensee of the UC’s rights under this patent in humans, which relates to adult stem cells isolated from adipose tissue that can differentiate into two or more of a variety of cell types. If the UC assignors do not prevail on appeal, our license rights to this patent will be permanently lost.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  The related rent agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  We also lease 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement provides for rent at a rate of $4.38 per square foot, expiring on November 30, 2009.  We also entered into a new lease during the second quarter of 2008 for 900 square feet of office space located at Via Gino Capponi n. 26, Florence, Italy.  The lease agreement provides for rent at a rate of $2.63 per square foot, expiring on April 22, 2014.  Additionally, we’ve entered into several lease agreements for corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $144,000 in rent per month.

Item 3. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of December 31, 2008, we were not a party to any material legal proceeding.  We are not formally a party to the University of Pittsburgh patent litigation.  However, we are responsible for reimbursing certain related litigation costs.  On June 12, 2008, we received the Court’s final order concluding that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent.  The UC assignors are appealing the Court’s decision.  Since our current products and products under development do not practice the ‘231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the ‘231 Patent is unrelated to our current products and product pipeline, we believe that the ‘231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.

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

Nasdaq Stock Exchange

	High	Low
2007
Quarter ended March 31, 2007	$7.00	$4.56
Quarter ended June 30, 2007	$6.69	$5.36
Quarter ended September 30, 2007	$6.67	$4.85
Quarter ended December 31, 2007	$6.50	$4.88

2008
Quarter ended March 31, 2008	$6.44	$4.62
Quarter ended June 30, 2008	$8.56	$4.75
Quarter ended September 30, 2008	$7.97	$5.00
Quarter ended December 31, 2008	$5.65	$1.76

All of our outstanding shares have been deposited with DTCC since December 9, 2005.

As of February 28, 2009, we had approximately 22 registered holders of our common stock.  In addition, we are aware that there are at least 4,480 beneficial holders of our common stock.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends and do not anticipate paying any in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,810,395	$4.65	—

Equity compensation plans not approved by security holders (2)	2,118,312	$5.68	2,190,450
Total	5,928,707	$5.02	2,190,450
________________________________________
(1)	The 1997 Stock Option and Stock Purchase Plan expired on October 22, 2007.
(2)
The maximum number of shares shall be cumulatively increased on the first January 1 after the Effective Date, August 24, 2004, and each January 1 thereafter for 9 more years, by a number of shares equal to the lesser of (a) 2% of the number of shares issued and outstanding on the immediately preceding December 31, and (b) a number of shares set by the Board.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and the Amex Biotechnology Index during the period from December 31, 2003, through December 31, 2008. The performance shown is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The selected data presented below under the captions “Statements of Operations Data,” “Statements of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2008, are derived from, and should be read in conjunction with, our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008, which have been audited by KPMG LLP, an independent registered public accounting firm, and their report thereon, are included elsewhere in this annual report. The consolidated balance sheets as of December 31, 2006, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004, which were also audited by KPMG LLP, are included with our annual reports previously filed.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands except share and per share data):

	2008	2007	2006	2005	2004

Statements of Operations Data:
Product revenues:
Sales to related party	$28	$792	$1,451	$5,634	$4,085
Sales to third parties	4,500	—	—	—	2,237
	4,528	792	1,451	5,634	6,322

Cost of product revenues	1,854	422	1,634	3,154	3,384
Gross profit (loss)	2,674	370	(183)	2,480	2,938

Development revenues:
Development, related party	774	5,168	6,057	51	158
Other, related party	1,500	—	—	—	—
Research grants and other	51	89	419	320	338
	2,325	5,257	6,476	371	496
Operating expenses:
Research and development	17,371	20,020	21,977	15,450	10,384
Sales and marketing	4,602	2,673	2,055	1,547	2,413
General and administrative	11,727	14,184	12,547	10,208	6,551
Change in fair value of option liabilities	1,060	100	(4,431)	3,645	—
Restructuring charge	—	—	—	—	107
Equipment impairment charge	—	—	—	—	42
Total operating expenses	34,760	36,977	32,148	30,850	19,497
Total operating loss	(29,761)	(31,350)	(25,855)	(27,999)	(16,063)

Other income (expense):
Gain on sale of assets	—	1,858	—	5,526	—
Gain on the sale of assets, related party	—	—	—	—	13,883
Interest income	230	1,028	708	299	252
Interest expense	(420)	(155)	(199)	(137)	(177)
Other income (expense)	(40)	(46)	(27)	(55)	15
Equity loss in investments	(45)	(7)	(74)	(4,172)	—
Net loss	$(30,036)	$(28,672)	$(25,447)	$(26,538)	$(2,090)
Basic and diluted net loss per share	$(1.12)	$(1.25)	$(1.53)	$(1.80)	$(0.15)
Basic and diluted weighted average common shares	26,882,431	22,889,250	16,603,550	14,704,281	13,932,390

Statements of Cash Flows Data:
Net cash used in operating activities	$(33,389)	$(29,995)	$(16,483)	$(1,101)	$(12,574)
Net cash provided by investing activities	(393)	5,982	591	911	13,425
Net cash provided by (used in) financing activities	34,928	26,576	16,787	5,357	(831)
Net increase (decrease) in cash	1,146	2,563	895	5,167	20
Cash and cash equivalents at beginning of year	11,465	8,902	8,007	2,840	2,820
Cash and cash equivalents at end of year	$12,611	$11,465	$8,902	$8,007	$2,840

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$12,611	$11,465	$12,878	$15,845	$13,419
Working capital	10,090	4,168	7,392	10,459	12,458
Total assets	25,609	21,507	24,868	28,166	25,470
Deferred revenues, related party	16,474	18,748	23,906	17,311	—
Deferred revenues	2,445	2,379	2,389	2,541	2,592
Option liabilities	2,060	1,000	900	5,331	—
Deferred gain on sale of assets	—	—	—	—	5,650
Long-term deferred rent	168	473	741	573	80
Long-term obligations, less current portion	5,044	237	1,159	1,558	1,128
Total stockholders’ equity (deficit)	$(7,717)	$(9,400)	$(10,813)	$(6,229)	$12,833

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

These statements include, without limitation, statements about  our anticipated expenditures, including those related to clinical research studies, and general and administrative expenses;  the potential size of the market for our products,  future  development and/or expansion of our products and therapies in our markets,  ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; the future impact and ongoing appeal with respect to the ‘231 patent litigation,  the “Liquidity and Capital Resources” section of this report, including our need for additional financing and the availability thereof; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, unforeseen litigation, and competition within the regenerative medicine field,  to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described our filings with the Securities and Exchange Commission and under the “Risk Factors” section in Part I above.

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

Liquidity

We incurred losses of $30,036,000, $28,672,000 and $25,447,000 for the years ended December 31, 2008, 2007, and 2006 respectively.  We have an accumulated deficit of $162,168,000 as of December 31, 2008.  Additionally, we have used net cash of $33,389,000, $29,995,000 and $16,483,000 to fund our operating activities for years ended December 31, 2008, 2007, and 2006, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  Accordingly, the combination of these facts raises substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern.  If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  Our efforts in 2008 to raise capital have taken longer than we initially anticipated.  We were however, successful in August 2008, and raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  In October 2008, we entered into a secured Loan Agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, was funded on

October 14, 2008.  We could not access the remaining $7,500,000 under this facility as we were not able to meet certain financial prerequisites that had been established by the Lenders.

We expect to continue to utilize our cash and cash equivalents to fund operations through at least the next few months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of operating costs will not provide adequate funding for research, sales and marketing efforts, clinical and preclinical trials, and product development activities at their current levels. If such efforts are not successful, we will need to significantly reduce or curtail our research and development and other operations and this could negatively affect our ability to achieve corporate growth goals.  Specifically, we have prepared an operating plan (plan) that calls for us to reduce operations to focus almost entirely on the supply of current products to existing or new distribution channels.  This plan would result in reductions to our current sales and marketing headcount (total headcount was 17 at December 31, 2008) as well as a reduction in manufacturing headcount (total headcount of 20 at December 31, 2008).  In addition, as part of the plan, there would be minimal expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount (total headcount was 57 at December 31, 2008), external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we would significantly reduce administrative staff (the general and administrative headcount was 32 at December 31, 2008) and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions could result in eliminations of roles for the majority of the Company’s current staff and the deferral or elimination of all ongoing development projects until such time that cash resources were available from operations or outside sources to re-establish development and growth plans.  Management is currently reviewing contractual obligations related to the pre-clinical and clinical commitments along with minimum purchase requirements to include deferral of such commitments as part of this plan.  While management is actively pursuing its near term financial and strategic alternatives it is also, in parallel, continuing to evaluate the timing of implementation of the alternative operating plan and the initiation of the identified reductions. Based on the impact of the reductions described above and a full year impact of other actions taken by management in Q3 and Q4 of 2008, the cash operating requirements in the near term would be reduced to a range of $1.0 to $1.2 million per month.

Overview

Cytori Therapeutics, Inc. manufactures, develops, and internationally commercializes innovative medical technologies, which allow physicians to practice regenerative medicine.  The Company’s main product is the Celution® System, which is the first and only broadly available device that provides clinical grade autologous stem and regenerative cells in real-time. This device processes a patient’s own stem and regenerative cells at the bedside so their cells may be redelivered during the same surgical procedure. Our commercialization model is based on the sale of the Celution® System and generating recurring revenue thereafter from the sale of single-use consumables used in every patient procedure and on sales of related instrumentation and ancillary products.

Commercial activities are currently focused on marketing the Celution® cell processing system and related family of products across three areas. The first is cosmetic and reconstructive surgery in Europe and Asia-Pacific. The second is to fulfill the demand among physicians in Europe and Asia Pacific for access to clinical grade stem and regenerative cells. The third is to market the Celution-based StemSource® Cell Bank worldwide to hospitals and tissue banks so they can in turn offer patients the opportunity to cyropreserve their own adipose-derive stem and regenerative cells.

The more therapeutic applications that are developed for the Celution® System and its cellular output, the more opportunities we will have to offer the Celution® System and related consumable sets to hospitals, clinics, and physicians. For this reason, we are developing and allowing others to develop additional applications for the Celution® System, which include cardiovascular disease, for which two human clinical trials are underway, renal failure, orthopedic damage, gastrointestinal disorders, and pelvic health conditions, among others.

In the first quarter of 2008, we launched the first commercial generation Celution® System product platform. Throughout the year and into 2009, we broadened our commercialization efforts and expanded our network of distribution partners. This included the opening of a sales and training center in Europe designed to educate physicians on the technology and its benefits, as well as promote sales within the region. To support future sales efforts, we initiated a 70 patient post-marketing study in Europe last year, with the goal of expanding claims and seeking reimbursement for the use of the

Celution® System in post-partial mastectomy defect reconstruction. Final results from this study are expected to be reported in 2010.

In partnership with Olympus Corporation, we made significant progress during 2008 toward finalizing the second commercial generation Celution System.  Currently, we manufacture the first commercial generation Celution® System and consumables at our corporate headquarters and provide all servicing for the device through our regional offices.

Also during 2008, we were granted several U.S. and International patents and patent allowances, which cover various aspects of the Celution® System technology and applications of the Celution® System output. These developments further protect our proprietary rights and competitive position. Lastly, during 2008 we continued enrollment of our European cardiovascular disease clinical trials, which represent our most advanced product pipeline application. Enrollment for both studies should be completed in 2009 with results available as early as 2010.

Our strategy for the future, in this current financial environment with a new product that has multiple potential applications, is to focus the majority of our financial resources on activities that will promote immediate sales of the Celution System. In Europe and Asia Pacific, this entails continued investment in the RESTORE II study to support reimbursement and includes maintaining our level of investment into sales and marketing activities. In the United States, we are continuing to seek regulatory and marketing approval of the Celution® 700 System family of products. We expect to finalize our U.S. regulatory and clinical development strategy in 2009.

The market for clinical grade cells requires substantially fewer resources as the majority of the commercialization efforts are assumed by our distribution partners. This allows us to further expand the installed-base of Celution® Systems. We expect the breadth of these applications for which the device is used in this market will grow significantly as physicians continue to adopt cell based regenerative medicine into their treatment strategies based on the availability of safe clinical grade cells at the point of care.

The StemSource Cell Bank business is being offered through our commercialization partner Green Hospital Supply in Japan, Korea, Taiwan and Thailand, and is being offered by GE Healthcare in select European countries. We believe growth in the cell bank business in 2009 within Asia Pacific will be driven by hospitals where a device is already installed as part of an investigator-initiated study, and where physicians are already familiar with the use of the system and its benefits. The commercialization activities are performed predominantly by our distributors, however we continue to serve in a consulting capacity to assist as needed in sales and service.

Coinciding with our increased investment in commercial activities is a planned reduction in preclinical research and cardiovascular disease development expenses. Because we have passed the feasibility stage and are now manufacturing commercial products, we have less reliance going forward on basic and preclinical development activities. Preclinical research will continue at a base level required to fulfill demands for potential partnerships, expanding intellectual property, and supporting commercial activities. For cardiovascular disease, we plan to complete enrollment in these studies, report data in late 2009 and/or early 2010 at which point we will either seek a co-development partner or pursue further development in a measured way until such time as we have the adequate financial resources to invest in pivotal European studies and U.S. clinical trials.

Cytori’s business objectives for 2009 and beyond include the following:

•	Exceed global Celution® System and StemSource sales target of $10 million in 2009
•	Expand global distribution network in Europe and Asia-Pacific and related sales impact
•	Expand Celution® System product claims to include general and plastic surgery procedures
•	Expand Celution® System reimbursement in Europe
•	Substantial reduction in total operating expenses
•	Complete enrollment of RESTORE II in the second quarter of 2009
•	Report preliminary RESTORE II results as early as the fourth quarter of 2009 on patients who have been followed for six months at the time of analysis
•	Introduce complementary cosmetic and reconstructive surgery products in the U.S. in the third quarter of 2009
•	Finalize U.S. regulatory and clinical development and regulatory strategy
•	Complete enrollment in cardiovascular studies (PRECISE & APOLLO) and report results in 2010

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

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000.  At December 31, 2008 and 2007, the fair value of the Put was $2,060,000 and $1,000,000, respectively.  Fluctuations in the Put value are recorded in the statements of operations as a component of Change in fair value of option liabilities. The fair value of the Put has been recorded as a long-term liability on the balance sheet in the caption option liability.

The following assumptions were employed in estimating the value of the Put:

	December 31, 2008	December 31, 2007	November 4, 2005

Expected volatility of Cytori	68.00%	60.00%	63.20%
Expected volatility of the Joint Venture	68.00%	60.00%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$16,740,000	$9,324,000	$10,780,000
Probability of a change of control event for Cytori	2.80%	2.17%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	2.25%	4.04%	4.66%

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

We have worked closely with Olympus’ team of scientists and engineers to design the future generations of the Celution® System so that it will contain certain product enhancements and that can be manufactured in a streamlined manner.

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

Other Related Party Transactions

In a separate agreement entered into on February 23, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received a $1,500,000 payment from Olympus.  As part of this agreement, Olympus could conduct market research and pilot clinical studies in collaboration with us for the therapeutic area up to December 31, 2008 when this exclusive right expired.  Accordingly, on December 31, 2008, we recognized $1,500,000 as other development revenue and reduced our deferred revenues, related party balance for the same amount.

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

MacroPore Biosurgery

Spine and orthopedic products

By selling substantially all of our spine and orthopedic surgical implant business to Kensey Nash Corporation in the second quarter of 2007, we have completed our transition away from the bioresorbable product line for which we were originally founded.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the year ended December 31, 2008.  To date we have recognized a total of $371,000 in development revenues ($10,000, $152,000, $51,000, and $158,000 for the years ended December 31, 2007, 2006, 2005, and 2004, respectively) related to this agreement.

Capital Requirements and Liquidity

Research and development for the Celution® System product platform and clinical applications of adipose-derived stem and regenerative cell therapies has been and will continue to be very costly.  As a result, we expect to continue incurring losses in the near future.  We will focus our efforts on substantially reducing research and development expenses, pre-clinical research, and general and administrative activities throughout 2009 as we conclude our clinical trials ( initiated in 2007) and complete the transition to a focus on manufacturing and sale of our Celution® 800/CRS for reconstructive surgery.

Over 99% of our 2008 research and development expenses of $17,371,000 were related to our regenerative cell technology business, and the majority of those were related to optimizing the Celution® 800/CRS for reconstructive surgery research and development of cardiovascular disease applications.  We believe research and development expenses will be substantially reduced in 2009 (See additional discussion of liquidity at the beginning of Management Discussion and Analysis).  We plan to fund this anticipated research and development from: existing cash and short-term investments; payments, if any, related to potential Celution® System platform commercialization partnerships; payments, if any, related to potential biomaterial divestitures; potential research grants; and sale of common stock through potential future financings. (See additional discussion regarding Liquidity at the beginning of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

As of December 31, 2008, we had cash and cash equivalents on hand of $12,611,000 and an accumulated deficit of $162,168,000.

Results of Operations

Product revenues

Product revenues in 2008 relate to our regenerative cell technology segment and consisted of revenues from our Celution® System products and Celution® StemSource® Cell Bank.  Product revenues in 2007 and 2006 relate to our MacroPore Biosurgery segment and consisted of revenues from our spine and orthopedic products.

The following table summarizes the components for the years ended December 31, 2008, 2007, and 2006:

	Years ended

	2008	2007	2006

Regenerative cell technology:
Celution® Products
Related party	$28,000	$—	$—
Third party	4,500,000	—	—

MacroPore Biosurgery:
Spine and orthopedic products	—	$792,000	$1,451,000

Total product revenues	$4,528,000	$792,000	$1,451,000
% attributable to Medtronic	—	100%	100%
% attributable to Olympus	0.6%	—	—

Beginning in March of 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery markets.  Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For product sales to customers who arrange for and manage all aspects of the shipping process, we recognize revenue upon shipment from our facilities.  For product sales that include a combination of equipment, services, or other multiple deliverables that will be provided in the future, we defer an estimate of the fair value of those future deliverables from product revenue until such deliverables have been provided or earned.  Shipping and handling costs that are billed to our customers are classified as revenue.  As of December 31, 2008 we had $66,000 of shipped product orders that did not reach final destination until 2009.  Revenue for these items is expected to be recognized in the quarter ending March 31, 2009.  Additionally, we deferred $67,000 as an estimate of the fair value of future deliverables from product revenue and will recognize when such deliverables have been provided or earned.

Spine and orthopedic product revenues represent sales of bioresorbable implants used in spine and orthopedic surgical procedures.  We sold substantially all of this line of business to Kensey Nash in May 2007.

The future:  We expect to continue to generate regenerative cell technology product revenues during 2009 from Celution® 800/CRS and consumable sales in Europe and we expect to generate product revenues from StemSource® Cell Bank sales in Japan through our distribution partner Green Hospital Supply, Inc. We expect to have product revenues related to our MacroPore Biosurgery segment again when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko, pending regulatory approval.

Cost of product revenues

Cost of product revenues for 2008 relates to sales of Celution® System products and a StemSource® Cell Bank in our regenerative cell technology segment and includes material, manufacturing labor, and overhead costs.  Cost of product revenues for 2007 and 2006 relates to spine and orthopedic products in our MacroPore Biosurgery segment and includes material, manufacturing labor, overhead costs, and an inventory provision, if applicable.  The following table summarizes the components of our cost of revenues for the years ended December 31, 2008, 2007 and 2006:

	Years ended

	2008	2007	2006

Regenerative cell technology:
Cost of product revenues	$1,811,000	$—	$—
Share-based compensation	43,000	—	—
Total regenerative cell technology	1,854,000	—	—

MacroPore Biosurgery:
Cost of product revenues	—	403,000	1,472,000
Share-based compensation	—	—	88,000
Share-based compensation	—	19,000	74,000
Total MacroPore Biosurgery	—	—	—
		422,000	1,634,000
Total cost of product revenues	$1,854,000	$422,000	$1,634,000
Total cost of product revenues as % of product revenues	40.9%	53.3%	112.6%

Regenerative cell technology:

•
The increase in cost of product revenues for the year ended December 31, 2008 as compared to the same periods in 2007 and 2006 was due to Celution® System product sales which commenced in 2008.  Cost of sales included an economic benefit of approximately $347,000 related to material cost and labor/overhead previously expensed as research and development prior to commercialization date of March 1, 2008 that was sold during the year ended December 31, 2008.  Cost of product revenues as a percentage of product revenues was 40.9% for the year ended December 31, 2008.

•
Cost of product revenues included approximately $43,000 of share-based compensation expense for the year ended December 31, 2008.  There was no share-based compensation expense for the years ended December 31, 2007 and 2006.  For further details, see share-based compensation discussion below.

MacroPore Biosurgery:

•
The decrease in cost of product revenues for the year ended December 31, 2008 as compared to the same period in 2007 was due to our sale of substantially all of the spine and orthopedic product line in May 2007.  The decrease in cost of product revenues for the year ended December 31, 2007 as compared to the same period in 2006 was due to a decrease in production and sales in anticipation of the product line sale in May 2007.

•
Cost of product revenues includes approximately $0, $19,000 and $74,000 of stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.   For further details, see stock-based compensation discussion below.

•
During the years ended December 31, 2008, 2007 and 2006, we recorded a provision of $0, $0, and $88,000, respectively, related to excess and slow-moving inventory. In 2006, this inventory was produced in anticipation of stocking orders from Medtronic which did not materialize.

The future.  We expect to see a nominal decrease of gross profit margin for the regenerative cell technology segment as the balance of production inventory on hand that was previously expensed as research and development cost decreases. We expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the years ended December 31, 2008, 2007, and 2006:

	Years ended
	2008	2007	2006
Regenerative cell technology:
Milestone revenue (Olympus)	$774,000	$5,158,000	$5,905,000
Other revenue (Olympus)	1,500,000	—	—
Research grant (NIH)	—	—	310,000
Regenerative cell storage services	4,000	4,000	7,000
Other	47,000	85,000	102,000
Total regenerative cell technology	2,325,000	5,247,000	6,324,000

MacroPore Biosurgery:
Development (Senko)	—	10,000	152,000

Total development revenues	$2,325,000	$5,257,000	$6,476,000

Regenerative cell technology:

•
We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the year ended December 31, 2008, we recognized $774,000 of revenue associated with our arrangements with Olympus.  The revenue recognized in 2008 was a result of completing two study milestones in the first quarter.

Additionally, we recognized $1,500,000 of other development revenue that relates to the agreement we entered into on February 23, 2006, in which we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received a $1,500,000 payment from Olympus.  As part of this agreement, Olympus could conduct market research and pilot clinical studies in collaboration with us for the therapeutic area up to December 31, 2008 when this exclusive right expired.  Accordingly, on December 31, 2008, we recognized $1,500,000 as other development revenue and reduced our deferred, related party balance for the same amount.

During the year ended December 31, 2007, we recognized $5,158,000 of revenue associated with our arrangements with Olympus.  The revenue recognized in 2007 was a result of completing a pre-clinical study milestone in the second quarter and completing a development milestone in the third quarter.  During the year ended December 31, 2006, we recognized $5,905,000 of revenue associated with our arrangements with Olympus.  The revenue recognized in 2006 was a result of completing a pre-clinical study milestone in the first quarter, receiving a CE mark for the Celution® 600 System, and reaching three additional milestones in the fourth quarter.  One milestone related to the completion of a pre-clinical study while the other two were results of product development efforts.

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

During the year ended December 31, 2006, we incurred $479,000 in expenditures, of which $310,000 were qualified.  We recognized a total of $310,000 in revenues for the year ended December 31, 2006, which included allowable grant fees as well as cost reimbursements.  Our work under this NIH agreement was completed in 2006; as a result, there were no comparable revenues or costs in 2008 and 2007.

MacroPore Biosurgery (Thin Film):

Under a Distribution Agreement with Senko we are entitled to earn payments based on achieving the following defined milestones:

•
Upon notifying Senko of completion of the initial regulatory application to the MHLW for the Thin Film product, we were entitled to a nonrefundable payment of $1,250,000.  We so notified Senko on September 28, 2004, received payment in October of 2004, and recorded deferred revenues of $1,250,000.  As of December 31, 2006, of the amount deferred, we have recognized development revenues of $371,000 ($10,000 in 2007, $152,000 in 2006, $209,000 prior to 2006).

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

The future:  We expect to recognize additional development revenues from our regenerative cell technology segment during 2009, as the anticipated completion for the next phase of our Joint Venture and other Olympus product development performance obligations is in 2009.  If we are successful in achieving certain milestone points related to these activities, we may recognize approximately $1,200,000 in revenues in 2009.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

We will continue to recognize revenue from the Thin Film development work we are performing on behalf of Senko, based on the relative fair value of the milestones completed as compared to the total efforts expected to be necessary to obtain regulatory clearance from the MHLW.  We are still awaiting regulatory clearance from the MHLW in order for initial commercialization to occur.  Accordingly, we expect to recognize approximately $1,129,000 (consisting of $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement if and when regulatory approval is achieved.  Moreover, we expect to recognize $500,000 per year associated with deferred Senko license fees over a three-year period following commercialization, if achieved, as the refund rights associated with the license payment expire.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies, and clinical studies.  The following table summarizes the components of our research and development expenses for the years ended December 31, 2008, 2007 and 2006:

	Years ended

	2008	2007	2006

Regenerative cell technology:
Regenerative cell technology	$14,319,000	$12,889,000	$11,967,000
Development milestone (Joint Venture)	2,546,000	6,293,000	7,286,000
Research grants (NIH)	—	—	479,000
Stock-based compensation	501,000	645,000	1,015,000
Total regenerative cell technology	17,366,000	19,827,000	20,747,000

MacroPore Biosurgery:
Bioresorbable polymer implants	—	111,000	1,027,000
Development milestone (Senko)	—	80,000	178,000
Thin Film related research	5,000	—	—
Stock-based compensation	—	2,000	25,000
Total MacroPore Biosurgery	5,000	193,000	1,230,000
Total research and development expenses	$17,371,000	$20,020,000	$21,977,000

Regenerative cell technology:

•
Regenerative cell technology expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.  Labor-related expenses, not including share-based compensation, decreased by $1,494,000 for the year ended December 31, 2008 as compared to the same period in 2007 primarily due to the decrease in headcount for our research and development department as a result of achievement of commercialization and transfer of employees from research and development to the manufacturing department.  Professional services expense increased by $310,000 from 2007 to 2008, primarily due to increased use of consultants and temporary labor during the year ended December 31, 2008.  Pre-clinical and clinical study expense decreased by $1,023,000 from 2007 to 2008 primarily due to a reduction in pre-clinical study activity as we focus on our clinical studies.  Additionally, although the overall cost of a clinical trial is generally higher than for a preclinical study, such costs are typically spread out over a longer period of time.  Expenses for supplies increased by $352,000 from 2007 to 2008, primarily due to timing of use of inventory supplies for research purposes and purchases of production supplies prior to the related product line commercialization.

•
Professional services expense (including pre-clinical and clinical study costs) decreased by $1,163,000 from 2006 to 2007, of which $422,000 was attributed to a decrease in pre-clinical and clinical study expense primarily due to a transition in focus from pre-clinical studies to clinical studies.  Rent and utilities expense decreased by $316,000 from 2006 to 2007 primarily due the termination of leases at our Top Gun location in San Diego, CA.  These decreases were offset by an increase in travel expense of $389,000 and an increase in repair and maintenance expense of $382,000 from 2006 to 2007.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices, including the next generation Celution® device.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.  For the years ended December 31, 2008, 2007 and 2006, costs associated with the development of the device were $2,546,000, $6,293,000 and $7,286,000, respectively.  These expenses were comprised of $1,310,000, $3,217,000 and $3,663,000 in labor and related benefits, $706,000, $1,973,000 and $2,405,000 in consulting and other professional services, $111,000, $567,000 and $872,000 in supplies and $419,000, $536,000 and $346,000 in other miscellaneous expense, respectively.

•
In 2004, we entered into an agreement with the NIH to reimburse us for up to $950,000 (Phase I $100,000 and Phase II $850,000) in “qualifying expenditures” related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. For the year ended December 31, 2006, we incurred $479,000 of direct expenses relating entirely to Phase I and II.  Of these expenses, $169,000 were not reimbursed in 2006.  To date, we have incurred $1,125,000 of direct expenses ($180,000 of which were not reimbursed) relating to both Phases I and II of the agreement.  There were no comparable expenditures in 2008 and 2007 as our work under this NIH agreement was completed during 2006.

•
Stock-based compensation for the regenerative cell technology segment of research and development was $501,000, $645,000 and $1,015,000 for the years ended December 31, 2008, 2007 and 2006, respectively. See stock-based compensation discussion below for more details.

MacroPore Biosurgery:

•
Our bioresorbable surgical implants platform technology is used for development of spine and orthopedic products and Thin Film products.  Research and development expenses for bioresorbable polymer implants substantially decreased in 2007 and were essentially ceased by 2008, due to the termination of spine and orthopedics product research upon sale of substantially all of this product line in May 2007.

•
Under a distribution agreement with Senko, we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  During the years ended December 31, 2007 and 2006, we incurred $80,000 and $178,000, respectively, of expenses related to this regulatory and registration process.  We did not incur any expenses related to this regulatory and registration process for the year ended December 31, 2008.

•
Share-based compensation for the MacroPore Biosurgery segment of research and development for the years ended December 31, 2007 and 2006 was $2,000 and $25,000, respectively.  There were no share-based compensation expenses for the MacroPore Biosurgery segment of research and development for the year ended December 31, 2008.  See share-based compensation discussion below for more details.

The future:  Our strategy is to substantially reduce our research and development expenditures in 2009 and we anticipate expenditures in this area to be well below the expenditures in 2008 as we shift our focus toward  manufacturing and sales. (See additional discussion regarding Liquidity at the beginning of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  Before the sale of our spine and orthopedic implant product line in May 2007, Medtronic was responsible for the distribution, marketing, and sales support of our spine and orthopedic devices.  The following table summarizes the components of our sales and marketing expenses for the years ended December 31, 2008, 2007 and 2006:

	Years ended

	2008	2007	2006

Regenerative cell technology:
International sales and marketing	$4,065,000	$2,231,000	$1,271,000
Stock-based compensation	361,000	265,000	517,000
Total regenerative cell technology	4,426,000	2,496,000	1,788,000

MacroPore Biosurgery:
General corporate marketing	—	21,000	154,000
International sales and marketing	176,000	156,000	104,000
Stock-based compensation	—	—	9,000
Total MacroPore Biosurgery	176,000	177,000	267,000
Total sales and marketing	$4,602,000	$2,673,000	$2,055,000

Regenerative Cell Technology:

•
The increase in international sales and marketing expense for the year ended December 31, 2008 as compared to the same period in 2007 was mainly attributed to the increase in salary and related benefits expense of $974,000, not including share-based compensation, an increase in travel related expenses of $321,000, and an increase in printing, supplies, and postage of $155,000, which are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology as well as sales and marketing efforts related to our commercialization activities.

The increase in international sales and marketing expense for the year ended December 31, 2007 as compared to same period in 2006 was mainly attributed to the increase in salary and related benefits expense of $409,000, as well as other increases due to our regenerative cell technology strategy.

•
Stock-based compensation for the regenerative cell segment of sales and marketing for the year ended December 31, 2008, 2007 and 2006 was $361,000, $265,000 and $517,000, respectively.  See stock-based compensation discussion below for more details.

MacroPore Biosurgery:

•
General corporate marketing expenditures relate to expenditures for maintaining our corporate image and reputation within the research and surgical communities relevant to bioresorbable implants.   Expenditures in this area declined to $0 in 2008 from $21,000 in 2007 and $154,000 in 2006 as we focused on our regenerative cell technology business and shifted our focus from our spine and orthopedic implant business.

•
International sales and marketing expenditures relate to costs associated with developing an international bioresorbable Thin Film distributor and supporting a bioresorbable Thin Film sales office in Japan.

•
Stock-based compensation for the MacroPore Biosurgery segment of sales and marketing for the years ended December 31, 2006 was $9,000.  There was no stock-based compensation for the MacroPore Biosurgery segment of sales and marketing for the years ended December 31, 2008 and 2007.  See stock-based compensation discussion below for more details.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to be maintained at or near current levels as we continue to expand our base of distribution partners, strategic alliances and co-development partners, as well as market our Celution® System and StemSource® Cell Bank. (See additional discussion regarding Liquidity at the beginning of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  The following table summarizes the general and administrative expenses for the years ended December 31, 2008, 2007, and 2006:

	Years ended

	2008	2007	2006

General and administrative	$10,375,000	$12,805,000	$10,967,000
Stock-based compensation	1,352,000	1,379,000	1,580,000
Total general and administrative expenses	$11,727,000	$14,184,000	$12,547,000

•
General and administrative expense, for the year ended December 31, 2008 as compared to the same period in 2007 decreased by $2,457,000.  An overall decrease in general and administrative expenses (excluding share-based compensation) occurred primarily from a decrease in legal fees related to the ‘231 Patent (see below) of $1,793,000 and decrease in  salary and related benefit expense, excluding share-based compensation) of $729,000 for the year ended December 31, 2008 as compared to the same periods in 2007.

•
General and administrative expense, for the year ended December 31, 2007 as compared to the same period in 2006 increased by $1,637,000.  This was primarily a result of increases in salary and related benefit expense of $802,000 and increases in professional services of $1,160,000, offset by a decrease in stock-based compensation of $201,000 for the year ended December 31, 2007 as compared with 2006.  The increase in salary and related benefit expense was mainly attributed to an increase in headcount.  The increase in professional services was mainly attributed to an increase of $266,000 in consulting services, increases in accounting fees of $196,000, and an increase in legal expenses of $863,000, partly incurred in connection with the 231 Patent (see below), offset by a decrease in other professional services of $165,000.  In addition, we incurred a non-recurring fee of $322,000 related to our February 2007 sale of common stock.

•
We have incurred substantial legal expenses in connection with the University of Pittsburgh’s lawsuit.  Although we are not litigants and are not responsible for any settlement costs, if we are not successful in overturning the Court’s decision on the ‘231 Patent, our license rights to the ‘231 Patent will be lost.  Since our current products and products under development do not practice the ‘231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the ‘231 Patent is unrelated to our current products and product pipeline, we believe that the ‘231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.  The amended license agreement we signed with UC in the third quarter of 2006 clarified that we are responsible for patent prosecution and litigation costs related to this lawsuit.  In the years ended December 31, 2008, 2007 and 2006, we expensed $625,000, $2,418,000 and $2,189,000, respectively, for legal fees related to this license.   Our legal expenses related to this lawsuit and the appeal will fluctuate depending upon the activity incurred during each period.

•
Stock-based compensation related to general and administrative expense for the years ended December 31, 2007, 2006 and 2005 was $1,352,000, $1,379,000 and $1,580,000, respectively.  See stock-based compensation discussion below for more details.

The future.  We expect general and administrative expenses to be further reduced in 2009 compared to the prior three years as we are seeking ways to minimize these expenses where possible.  (See additional discussion regarding Liquidity at the beginning of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

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

Stock-based compensation expense related to options to purchase common stock issued to non-employees is the fair value of the stock on the date of issuance, even if such stock contains sales restrictions.  The following table summarizes the components of our stock-based compensation for the years ended December 31, 2008, 2007 and 2006:

	Years ended

	2008	2007	2006

Regenerative cell technology:
Cost of product revenues	$43,000	$—	$—
Research and development related	501,000	645,000	1,015,000
Sales and marketing related	361,000	265,000	517,000
Total regenerative cell technology	905,000	910,000	1,532,000

MacroPore Biosurgery:
Cost of product revenues	—	19,000	74,000
Research and development related	—	2,000	25,000
Sales and marketing related	—	—	9,000
Total MacroPore Biosurgery	—	21,000	108,000

General and administrative related	1,352,000	1,379,000	1,580,000
Total stock-based compensation	$2,257,000	$2,310,000	$3,220,000

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

•
In the first quarter of 2006, we issued 2,500 shares of restricted common stock to a non-employee scientific advisor.  The stock is restricted in that it cannot be sold for a specified period of time.  There are no vesting requirements.  Because the shares issued are not subject to additional future vesting or service requirements, the stock-based compensation expense of $18,000 recorded in the first quarter of 2006 constitutes the entire expense related to this grant, and no future period charges will be reported.  The scientific advisor also receives cash consideration as services are performed.

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

The future.  We will continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of December 31, 2008, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $3,494,000. These costs are expected to be recognized over a weighted average period of 1.67 years.

Change in fair value of option liabilities

The following is a table summarizing the change in fair value of option liabilities for the years ended December 31, 2008, 2007 and 2006:

	Years ended

	2008	2007	2006

Change in fair value of option liability.	$—	$—	$(3,731,000)
Change in fair value of put option liability	1,060,000	100,000	(700,000)
Total change in fair value of option liabilities.	$1,060,000	$100,000	$(4,431,000)

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

The following assumptions were employed in estimating the value of the Put:

	December 31, 2008	December 31, 2007	December 31, 2006

Expected volatility of Cytori	68.00%	60.00%	66.00%
Expected volatility of the Joint Venture	68.00%	60.00%	56.60%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$16,740,000	$9,324,000	$10,110,000
Probability of a change of control event for Cytori	2.80%	2.17%	1.94%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	2.25%	4.04%	4.71%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Other income (expense)

Gain on sale of assets was $1,858,000 for the year ended December 31, 2007.  There was no gain on sale of assets for the years ended December 31, 2008 and 2006.

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

The revenues and expenses related to the spine and orthopedic product line transferred to Kensey Nash for the years ended December 31, 2007 and 2006 were as follows:

	For the years ended December 31,
	2007	2006

Revenues	$792,000	$1,451,000
Cost of product revenues	(422,000)	(1,634,000)
Research & development	(113,000)	(1,052,000)
Sales & marketing	(21,000)	(163,000)

The future.  No additional gains will be recognized related to either sale.

Financing items

The following table summarizes interest income, interest expense, and other income and expenses for the years ended December 31, 2008, 2007 and 2006:

	Years ended

	2008	2007	2006

Interest income	$230,000	$1,028,000	$708,000
Interest expense	(420,000)	(155,000)	(199,000)
Other income (expense)	(40,000)	(46,000)	(27,000)
Total	$(230,000)	$827,000	$482,000

•
Interest income decreased for the year December 31, 2008 as compared to the same period in 2007 due to a decrease in interest rates and cash balance available for investment.  Interest income increased in 2007 as compared to 2006 due to a larger balance of funds available for investment, as a result of (i) the sale of common stock and common stock warrants under the shelf registration statement in February 2007, (ii) proceeds from the common stock private placement to Green Hospital Supply, Inc. in April 2007, and (iii) proceeds from the sale of our bioresorbable spine and orthopedic surgical implant product line to Kensey Nash in May 2007.

•
Interest expense increased in 2008 as compared to 2007 due to interest incurred as well as non-cash amortization of debt issuance costs and debt discount associated with a new term loan.  In October 2008, we entered into a secured Loan Agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, funded on October 14, 2008.  Interest expense decreased in 2007 as compared to 2006 due to the lower principal balances on our long-term equipment-financed borrowings, which were fully repaid in 2008.

•	The changes in other income (expense) in 2008, 2007 and 2006 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in 2009 will be dependent on our levels of funds available for investment as well as general economic conditions.  We expect interest expense to increase in 2009 as we continue to repay the term loan balance.

Equity loss from investment in Joint Venture

The following table summarizes equity loss from investment in joint venture for the years ended December 31, 2008, 2007 and 2006:

	Years ended
	2008	2007	2006

Equity loss from investment in joint venture	$(45,000)	$(7,000)	$(74,000)

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

The future.  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  Over the next two to three years, the Joint Venture is expected to incur labor costs related to the development of our second generation commercial system as well as general and administrative expenses, offset by royalty and other revenue expected to be generated by our current Celution® 800/CRS and future generation devices.  Though we have no obligation to do so, we plan to contribute funding to the Joint Venture to cover any costs should the Joint Venture deplete its cash balance.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2008, 2007 and 2006:

	Years ended

	2008	2007	2006

Cash and cash equivalents	$12,611,000	$11,465,000	$8,902,000
Short-term investments, available for sale	—	—	3,976,000
Total cash and cash equivalents and short-term investments, available for sale	$12,611,000	$11,465,000	$12,878,000

Current assets	$17,225,000	$12,238,000	$13,978,000
Current liabilities	7,135,000	8,070,000	6,586,000
Working capital	$10,090,000	$4,168,000	$7,392,000

In order to continue the operations of our regenerative cell business at or near current levels, we will need to raise additional capital in the very near term.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  Accordingly, the combination of these facts raises substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern.  If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  Our efforts in 2008 to raise capital have taken longer than we initially anticipated.  However, in August 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  In October 2008, we entered into a secured Loan agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, was funded on October 14, 2008.  We could not access the remaining $7,500,000 under this facility as we were not able to meet certain financial prerequisites that had been established by the Lenders.

We expect to continue to utilize our cash and cash equivalents to fund operations through at least the next few months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of operating costs will not provide adequate funding for research, sales and marketing efforts, clinical and preclinical trials, and product development activities at their current levels. If such efforts are not successful, we will need to significantly reduce or curtail our research and development and other operations and this could negatively affect our ability to achieve corporate growth goals.  Specifically, we have prepared an operating plan (plan) that calls for us to reduce operations to focus almost entirely on the supply of current products to existing or new distribution channels.  This plan would result in reductions to our current sales and marketing headcount (total headcount was 17 at December 31, 2008) as well as a reduction in manufacturing headcount (total headcount of 20 at December 31, 2008).  In addition, as part of this plan, there would be minimal expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount (total headcount was 57 at December 31, 2008), external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we would significantly reduce administrative staff (the general and administrative headcount was 32 at December 31, 2008) and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions could result in eliminations of roles for the majority of the Company’s current staff and the deferral or elimination of all ongoing development projects until such time that cash resources were available from operations or outside sources to re-establish development and growth plans.  Management is currently reviewing contractual obligations related to the pre-clinical and clinical commitments along with minimum purchase requirements to include deferral of such commitments as part of this plan.  While management is actively pursuing its near term financial and strategic alternatives it is also, in parallel, continuing to evaluate the timing of implementation of the alternative operating plan and the initiation of the identified reductions. Based on the impact of the reductions described above contemplated by the plan and a full year impact of other actions taken by management in Q3 and Q4 of 2008, the cash operating requirements in the near term would be reduced to a range of $1.0 to $1.2 million per month.

From inception to December 31, 2008, we have financed our operations primarily by:

•	Issuing stock in pre-IPO transactions, a 2000 initial public offering in Germany, and stock option exercises,

•	Generating revenues,

•	Selling the bioresorbable implant CMF product line in September 2002,

•	Selling the bioresorbable implant Thin Film product line (except for the territory of Japan), in May 2004,

•	Licensing distribution rights to Thin Film in Japan, in exchange for an upfront license fee in July 2004 and an initial development milestone payment in October 2004,

•	Obtaining a modest amount of capital equipment long-term financing,

•	Selling 1,100,000 shares of common stock to Olympus under an agreement which closed in May 2005,

•	Receiving upfront and milestone fees from our Joint Venture with Olympus, which was entered into in November 2005,

•	Receiving funds in exchange for granting Olympus an exclusive right to negotiate in February 2006,

•	Receiving $16,219,000 in net proceeds from a common stock sale under the shelf registration statement in August 2006,

•	Receiving $19,901,000 in net proceeds from the sale of common stock plus common stock warrants under the shelf registration statement in February 2007,

•	Receiving $6,000,000 in net proceeds from a private placement to Green Hospital Supply, Inc. in April 2007, and

•	Receiving gross proceeds of $3,175,000 from the sale of our bioresorbable spine and orthopedic surgical implant product line to Kensey Nash in May 2007.

•	Receiving $12,000,000 in net proceeds from a private placement to Green Hospital Supply, Inc. during first half 2008.

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

•	Obtaining a term loan of $7,500,000 from General Electric Capital Corporation and Silicon Valley Bank (Lenders) in October 2008.

In January 2006, we also received an additional $11,000,000 upon our receipt of a CE mark for the Celution® 600 and received an additional $1,500,000 in the first half of 2006 in exchange for the grant to Olympus of an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.

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

In May 2007, we successfully divested substantially all of our spine and orthopedic product line to Kensey Nash for gross proceeds of $3,175,000.

On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of December 31, 2008, Green Hospital Supply, Inc. holds approximately 10.2% of our issued and outstanding shares.

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

On October 14, 2008, General Electric Capital Corporation and Silicon Valley Bank (together, the “Lenders”) funded a term loan in the amount of $7,500,000 less fees and expenses.  In connection with the loan facility, on October 14, 2008, we issued to each Lender a warrant to purchase up to 89,074 shares of our common stock at an exercise price of $4.21 per share.  These warrants are immediately exercisable and will expire on October 14, 2018.

Our cash requirements for 2009 and beyond will depend on numerous factors, including our successful restructuring of our operating plan and business strategies as described above.  Under our previous operating plan, we would have expected to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time.  Under the new plan, we will seek to reduce these expenditures as much as possible.

The following summarizes our contractual obligations and other commitments at December 31, 2008, and the effect such obligations could have on our liquidity and cash flow in future periods (see additional discussion regarding Liquidity at the beginning of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$7,914,000	$2,047,000	$5,847,000	$20,000	$—
Interest commitment on long-term obligations	1,376,000	741,000	628,000	7,000	—
Operating lease obligations	2,746,000	1,754,000	899,000	85,000	8,000
Minimum purchase requirements	2,125,000	850,000	1,275,000	—	—
Pre-clinical research study obligations	563,000	563,000	—	—	—
Clinical research study obligations	5,839,000	4,000,000	1,839,000	—	—
Total	$20,563,000	$9,955,000	$10,488,000	$112,000	$8,000

Net cash (used in) provided by operating, investing and financing activities for the years ended December 31, 2008, 2007 and 2006, is summarized as follows:

	Years Ended

	2008	2007	2006

Net cash used in operating activities	$(33,389,000)	$(29,995,000)	$(16,483,000)
Net cash provided by (used in) investing activities	(393,000)	5,982,000	591,000
Net cash provided by financing activities	34,928,000	26,576,000	16,787,000

Operating activities

Net cash used in operating activities for all periods presented resulted primarily from expenditures related to our regenerative cell research and development efforts.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated a $30,036,000 net loss for the year ended December 31, 2008.  The cash impact of this loss was $33,389,000, after adjusting for the $774,000 of deferred revenue, related party, recognized in 2008, for which cash was received in earlier years, $1,533,000 of depreciation and amortization, a $1,060,000 change in the value of our put option, $2,257,000 non-cash stock based compensation expense, and $178,000 of non-cash amortization of deferred financing costs and debt discount along with other changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Research and development efforts, other operational activities, and a comparatively small amount of product sales generated a $28,672,000 net loss for the year ended December 31, 2007.  The cash impact of this loss was $29,995,000, after adjusting for the $5,158,000 of deferred revenue, related party, recognized in 2007, for which cash was received in earlier years, $1,858,000 of gain on sale of assets, $1,616,000 of depreciation and $2,310,000 non-cash stock based compensation expense, along with other changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used by investing activities for the year ended December 31, 2008 resulted primarily from purchases of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2007 resulted primarily from net proceeds from the purchase and sale of short-term investments and proceeds from the sale of assets, offset in part by purchases of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2006 resulted primarily from net proceeds from the purchase and sale of short-term investments, offset in part by expenditures for leasehold improvements.

Capital spending is essential to our product innovation initiatives and to maintain our operational capabilities.  For the years ended December 31, 2008, 2007 and 2006, we used cash to purchase $393,000, $563,000 and $3,138,000, respectively, of property and equipment to support manufacturing of our bioresorbable implants and for the research and development of the regenerative cell technology platform.  The increase in 2006 capital spending was caused primarily by expenditures for leasehold improvements made to our new facilities.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2008 related mainly to the private issuance of 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc. for $12,000,000 and the private placement offering of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors for approximately $17,000,000 in gross proceeds, of which Olympus Corporation acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  Additionally, in October 2008, we obtained a term loan in the amount of $7,500,000, less fees and expenses, from General Electric Capital Corporation and Silicon Valley Bank (together, the “Lenders”).

The net cash provided by financing activities for the year ended December 31, 2007 related mainly to the issuance of common stock and common stock warrants under the shelf registration statement in exchange for net proceeds of $19,901,000 as well as a common stock private placement made with Green Hospital Supply, Inc. for net proceeds of $6,000,000.  Net cash proceeds provided by financing activities also included proceeds from the exercise of employee stock options, offset to some extent by principal payments on long-term obligations.

The net cash provided by financing activities for the year ended December 31, 2006 related mainly to the issuance of 2,918,255 shares of our common stock in exchange for $16,219,000, net of related expenses.  Net cash provided by financing activities also included proceeds from the exercise of employee stock options, offset by principal payments on long-term obligations.

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

As a result, some of our most critical accounting judgments relate to the identification, timing, and presentation of revenue related activities. These critical judgments are as follows:

Multiple-element arrangements

Some of our revenue generating arrangements contains a number of distinct revenue streams, known as “elements.”  For example, our Distribution Agreement with Senko contains direct or indirect future revenue streams related to:

•	A distribution license fee (which was paid at the outset of the arrangement),

•	Milestone payments for achieving commercialization of the Thin Film product line in Japan,

•	Training for representatives of Senko,

•	Sales of Thin Film products to Senko, and

•	Royalty payments on future product sales made by Senko to its end customers.

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

In arriving at our conclusions, we had to consider whether our customer, Senko, would receive stand alone value from each delivered element.  We also, in some cases, had to support the fair value of certain undelivered elements.  Finally, we had to make assumptions about how the non-separable elements of the arrangement are earned, particularly the estimated period over which Senko will benefit from the arrangement (refer to the “Recognition” discussion below for further background).

We also agreed to perform elements under the November 4, 2005 agreements we signed with Olympus, including:

•
Granting the Joint Venture (which Olympus is considered to control) an exclusive and perpetual manufacturing license to our device technology, including the Celution® System platform and certain related intellectual property; and

•	Completing certain pre-clinical and clinical studies, assisting with product development and seeking regulatory approval and/or clearances toward commercialization of the Celution® System platform.

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

o
We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

For all sales, we use a binding purchase order or a signed agreement as evidence of arrangement.  Revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For Celution® 800/CRS System sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).  Delivery occurs when goods are shipped and title of risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer.  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our product.

For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components as determined in accordance with EITF 00-21.  When more than one element such as product maintenance or technical support services are included in an arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting.  An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items.  Fair value is generally determined based upon the price charged when the element is sold separately.  In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements.  Deferred service revenue is recognized ratably over the period the services are provided.  In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for delivered elements until all undelivered elements have been fulfilled.

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments.  This reserve is determined by analyzing specific customer accounts and applying historical loss rates to the aging of remaining accounts receivable balances.  If the financial condition of our customer were to deteriorate, resulting in tehir inability to pay their accounts when due, additional reserves might be required.

Before the disposal of substantially all of our bioresorbable spine and orthopedic product line in May 2007, we sold our (non-Thin Film) MacroPore Biosurgery products to Medtronic, Inc., a related party.  We recognized revenue on product sales to Medtronic upon shipment of ordered products to Medtronic, as title and risk of loss were transferred at that point.  In May 2007, we sold to Kensey Nash our intellectual property rights and tangible assets related to our bioresorbable spine and orthopedic product line.

•	Upfront License Fees/Milestones

o
As part of the Senko Distribution Agreement, we received an upfront license fee upon execution of the arrangement, which, as noted previously, was not separable under EITF 00-21.  Accordingly, the license has been combined with the development (milestones) element to form a single accounting unit.  This single element of $3,000,000 in fees includes $1,500,000 which is potentially refundable.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined element as revenues as we complete each of the performance obligations associated with the milestones component of this combined deliverable.  Note that the timing of when we have recognized revenues to date does not correspond with the cash we received upon achieving certain milestones.  For example, the first such milestone payment for $1,250,000 became payable to us when we filed a commercialization application with the Japanese regulatory authorities.  However, we determined that the payment received was not commensurate with the level of effort expended, particularly when compared with other steps we believe are necessary to commercialize the Thin Film product line in Japan.  Accordingly, we did not recognize the entire $1,250,000 received as revenues, but instead all but $371,000 of this amount is classified as deferred revenues.  Approximately $371,000 ($10,000 in 2007, $152,000 in 2006, $51,000 in 2005 and $158,000 in 2004) has been recognized to date as development revenues based on our estimates of the level of effort expended for completed milestones as compared with the total level of effort we expect to incur under the arrangement to successfully achieve regulatory approval of the Thin Film product line in Japan.  These estimates were subject to judgment and there may be changes to these estimates as we continue to seek regulatory approval.  In fact there can be no assurance that commercialization in Japan will ever be achieved, as we have yet to receive approval from the MHLW for the Thin Film product.

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

o
We are at times eligible to receive grants from the NIH related to various research activities.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded in compliance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”.  In accordance with the criteria established by these EITF Issues, the Company records grant revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in the consolidated statements of operations.  Additionally, research arrangements we have with NIH, as well commercial enterprises such as Olympus and Senko, are considered a key component of our central and ongoing operations.  Moreover, the government obtains rights under the arrangement, in the same manner (but perhaps not to the same extent) as a commercial customer that similarly contracts with us to perform research activities.  For instance, the government and any authorized third parties may use our federally funded research and/or inventions without payment of royalties to us.  Accordingly, the inflows from such arrangements are presented as revenues in the consolidated statements of operations.

Our policy was to recognize revenues under the NIH grant arrangement as the lesser of (i) qualifying costs incurred (and not previously recognized), plus our allowable grant fees for which we are entitled to funding or (ii) the amount determined by comparing the outputs generated to date versus the total outputs expected to be achieved under the research arrangement.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of December 31, 2008.  As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  Moreover, this testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.  Our two reporting units are the same as our two operating segments.

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

In 2007, all goodwill that previously had been assigned to our MacroPore Biosurgery reporting unit was derecognized as a result of our sale of our spine and orthopedic product line to Kensey Nash.  Accordingly, there was no need to test this component of our business for goodwill impairment in 2008 and 2007.

Also, in 2008, we completed our goodwill impairment testing for our regenerative cell technology reporting unit using an income-based approach incorporating discounted projections of estimated future cash flows as well as a market-based approach.  We concluded that the fair value of this unit exceeded its carrying value, and that none of our reported goodwill was impaired.

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

The application of FIN 46R involves substantial judgment.  Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at December 31, 2008 or for the year then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

Net Operating Loss and Tax Credit Carryforwards

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a valuation allowance of $61,965,000 as of December 31, 2008 to reflect the estimated amount of deferred tax assets that may not be realized. We increased our valuation allowance by approximately $11,529,000 during the year ended December 31, 2008. The valuation allowance includes approximately $579,000 related to stock option deductions, the benefit of which, if realized, will eventually be credited to equity and not to income.

At December 31, 2008, we had federal and state tax loss carryforwards of approximately $117,177,000 and $98,679,000 respectively.  The federal and state net operating loss carryforwards begin to expire in 2019 and 2011 respectively, if unused.  At December 31, 2008, we had federal and state tax credit carryforwards of approximately $3,364,000 and $3,043,000 respectively.  The federal credits will begin to expire in 2017, if unused, and $160,000 of the state credits will begin to expire in 2009 if unused.  The remaining state credits carry forward indefinitely.  In addition, we had a foreign tax loss carryforward of $4,142,000 and $93,000 in Japan and Italy, respectively.

The Internal Revenue Code limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of control of Cytori. Due to prior ownership changes as defined in IRC Section 382, a portion of our net operating loss and tax credit carryforwards are limited in their annual utilization.  In September 1999, we experienced an ownership change for purposes of the IRC Section 382 limitation.  As of December 31, 2008, these pre-change net operating losses and credits are fully available.

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

In June 2008, the FASB ratified the consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument to determine whether such instrument is considered a derivative financial instrument.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings (or other appropriate components of equity) as of the date of adoption. We anticipate the adoption of EITF 07-5 will result is the recognition of a liability for the warrants issued in August 2008 as part of our private placement of common stock of approximately $2.9 million and a corresponding increase in stockholders’ deficit as of January 1, 2009. Future changes in the fair value of the warrant liability will be recognized as a component of earnings (loss).

In October 2008, the FASB issued Staff Position “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP No. 157-3).  FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when market for that financial asset is not active.  This guidance is effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP No. 157-3 did not have a significant effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for our interim and annual financial statements beginning after November 15, 2008. We do not expect the adoption of this FSP will have a material impact on the our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  Investment securities are subject to market rate risk as their fair value will fall if market interest rates increase.  If market interest rates were to increase immediately and uniformly by 100 basis points from the levels prevailing at December 31, 2008, for example, and assuming average investment duration of seven months, the fair value of the portfolio would not decline by a material amount.  We do not use derivative financial instruments to mitigate the risk inherent in these securities.  However, we do attempt to reduce such risks by generally limiting the maturity date of such securities, diversifying our investments and limiting the amount of credit exposure with any one issuer.  While we do not always have the intent, we do currently have the ability to hold these investments until maturity and, therefore, believe that reductions in the value of such securities attributable to short-term fluctuations in interest rates would not materially affect our financial position, results of operations or cash flows.  Changes in interest rates would, of course, affect the interest income we earn on our cash balances after re-investment.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the year ended December 31, 2008, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

We have audited the accompanying consolidated balance sheets of Cytori Therapeutics, Inc. (the Company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The Company’s research and development activities have historically required substantial capital resources and its ability to raise capital has been adversely affected by current economic conditions.  Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Diego, California
March 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cytori Therapeutics, Inc.:

We have audited Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cytori Therapeutics, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cytori Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytori Therapeutics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 6, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Diego, California
March 6, 2009

CYTORI THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$12,611,000	$11,465,000
Accounts receivable, net of allowance for doubtful accounts of $122,000 and $1,000 in 2008 and 2007, respectively	1,308,000	9,000
Inventories, net	2,143,000	—
Other current assets	1,163,000	764,000

Total current assets	17,225,000	12,238,000

Property and equipment, net	2,552,000	3,432,000
Investment in joint venture	324,000	369,000
Other assets	729,000	468,000
Intangibles, net	857,000	1,078,000
Goodwill	3,922,000	3,922,000

Total assets	$25,609,000	$21,507,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,088,000	$7,349,000
Current portion of long-term obligations	2,047,000	721,000

Total current liabilities	7,135,000	8,070,000

Deferred revenues, related party	16,474,000	18,748,000
Deferred revenues	2,445,000	2,379,000
Option liability	2,060,000	1,000,000
Long-term deferred rent	168,000	473,000
Long-term obligations, less current portion	5,044,000	237,000

Total liabilities	33,326,000	30,907,000

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2008 and 2007	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 31,176,275 and 25,962,222 shares issued and 29,303,441 and 24,089,388 shares outstanding in 2008 and 2007, respectively	31,000	26,000
Additional paid-in capital	161,214,000	129,504,000
Accumulated deficit	(162,168,000)	(132,132,000)
Treasury stock, at cost	(6,794,000)	(6,794,000)
Amount due from exercises of stock options	—	(4,000)

Total stockholders’ deficit	(7,717,000)	(9,400,000)

Total liabilities and stockholders’ deficit	$25,609,000	$21,507,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2008	2007	2006
Product revenues:
Related party	$28,000	$792,000	$1,451,000
Third party	4,500,000	—	—
	4,528,000	792,000	1,451,000

Cost of product revenues	1,854,000	422,000	1,634,000

Gross profit (loss)	2,674,000	370,000	(183,000)

Development revenues:
Development, related party	774,000	5,158,000	5,905,000
Other, related party	1,500,000	—	—
Development	—	10,000	152,000
Research grants and other	51,000	89,000	419,000

	2,325,000	5,257,000	6,476,000
Operating expenses:
Research and development	17,371,000	20,020,000	21,977,000
Sales and marketing	4,602,000	2,673,000	2,055,000
General and administrative	11,727,000	14,184,000	12,547,000
Change in fair value of option liabilities	1,060,000	100,000	(4,431,000)

Total operating expenses	34,760,000	36,977,000	32,148,000

Operating loss	(29,761,000)	(31,350,000)	(25,855,000)

Other income (expense):
Gain on sale of assets	—	1,858,000	—
Interest income	230,000	1,028,000	708,000
Interest expense	(420,000)	(155,000)	(199,000)
Other expense, net	(40,000)	(46,000)	(27,000)
Equity loss from investment in joint venture	(45,000)	(7,000)	(74,000)

Total other income (loss)	(275,000)	2,678,000	408,000

Net loss	(30,036,000)	(28,672,000)	(25,447,000)

Other comprehensive income (loss) - unrealized holding income (loss)	—	(1,000)	17,000

Comprehensive loss	$(30,036,000)	$(28,673,000)	$(25,430,000)

Basic and diluted net loss per common share	$(1.12)	$(1.25)	$(1.53)

Basic and diluted weighted average common shares	26,882,431	22,889,250	16,603,550

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

							Accumulated	Amount due
			Additional				Other	From
	Common Stock		Paid-in	Accumulated	Treasury Stock		Comprehensive	Exercises of
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Stock Options	Total

Balance at December 31, 2005	18,194,283	$18,000	$82,196,000	$(78,013,000)	2,872,834	$(10,414,000)	$(16,000)	$—	$(6,229,000)
Stock-based compensation expense	—	—	3,202,000	—	—	—	—	—	3,202,000
Issuance of common stock under stock option plan	397,205	1,000	934,000	—	—	—	—	—	935,000
Compensatory common stock awards	2,500	—	18,000	—	—	—	—	—	18,000
Sale of common stock	2,918,255	3,000	16,216,000	—	—	—	—	—	16,219,000
Stock issued for license amendment	100,000	—	487,000	—	—	—	—	—	487,000
Amount due from exercises of stock options	—	—	—	—	—	—	—	(15,000)	(15,000)
Unrealized gain on investments	—	—	—	—	—	—	17,000	—	17,000
Net loss for the year ended December 31, 2006	—	—	—	(25,447,000)	—	—	—	—	(25,447,000)
Balance at December 31, 2006	21,612,243	22,000	103,053,000	(103,460,000)	2,872,834	(10,414,000)	1,000	(15,000)	(10,813,000)
Stock-based compensation expense	—	—	2,310,000	—	—	—	—	—	2,310,000
Issuance of common stock under stock option plan	604,334	1,000	1,863,000	—	—	—	—	—	1,864,000
Sale of common stock	3,745,645	3,000	19,898,000	—	—	—	—	—	19,901,000
Sale of treasury stock	—	—	2,380,000	—	(1,000,000)	3,620,000	—	—	6,000,000
Amount due from exercises of stock options	—	—	—	—	—	—	—	11,000	11,000
Unrealized loss on investments	—	—	—	—	—	—	(1,000)	—	(1,000)
Net loss for the year ended December 31, 2007	—	—	—	(28,672,000)	—	—	—	—	(28,672,000)
Balance at December 31, 2007	25,962,222	26,000	129,504,000	(132,132,000)	1,872,834	(6,794,000)	—	(4,000)	(9,400,000)
Stock-based compensation expense	—	—	2,257,000	—	—	—	—	—	2,257,000
Issuance of common stock under stock option plan	388,536	—	790,000	—	—	—	—	—	790,000
Sale of common stock	4,825,517	5,000	28,099,000	—	—	—	—	—	28,104,000
Amount due from exercises of stock options	—	—	—	—	—	—	—	4,000	4,000
Allocation of fair value for debt warrants	—	—	564,000	—	—	—	—	—	564,000
Net loss for the year ended December 31, 2008	—	—	—	(30,036,000)	—	—	—	—	(30,036,000)
Balance at December 31, 2008	31,176,275	$31,000	$161,214,000	$(162,168,000)	1,872,834	$(6,794,000)	$—	$—	$(7,717,000)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(30,036,000)	$(28,672,000)	$(25,447,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,533,000	1,616,000	2,120,000
Amortization of deferred financing costs and debt discount	178,000	—	—
Inventory provision	—	70,000	88,000
Warranty provision (reversal)	(44,000)	(65,000)	(23,000)
Increase (reduction) in allowance for doubtful accounts	121,000	(1,000)	(7,000)
Change in fair value of option liabilities	1,060,000	100,000	(4,431,000)
Gain on sale of assets	—	(1,858,000)	—
Stock-based compensation	2,257,000	2,310,000	3,220,000
Stock issued for license amendment	—	—	487,000
Equity loss from investment in joint venture	45,000	7,000	74,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(1,420,000)	217,000	598,000
Inventories	(2,143,000)	—	6,000
Other current assets	(147,000)	(70,000)	(90,000)
Other assets	(63,000)	(40,000)	30,000
Accounts payable and accrued expenses	(2,217,000)	1,827,000	281,000
Deferred revenues, related party	(2,274,000)	(5,158,000)	6,595,000
Deferred revenues	66,000	(10,000)	(152,000)
Long-term deferred rent	(305,000)	(268,000)	168,000

Net cash used in operating activities	(33,389,000)	(29,995,000)	(16,483,000)

Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	5,739,000	28,007,000	67,137,000
Purchases of short-term investments	(5,739,000)	(24,032,000)	(63,258,000)
Proceeds from the sale of assets	—	3,175,000	—
Costs from sale of assets	—	(305,000)	—
Purchases of property and equipment	(393,000)	(563,000)	(3,138,000)
Investment in joint venture	—	(300,000)	(150,000)

Net cash provided by (used in) investing activities	(393,000)	5,982,000	591,000

Cash flows from financing activities:
Principal payments on long-term obligations	(958,000)	(1,200,000)	(952,000)
Proceeds from long-term obligations	7,500,000	—	600,000
Debt issuance costs	(513,000)	—	—
Proceeds from exercise of employee stock options	795,000	1,875,000	920,000
Proceeds from sale of common stock	28,954,000	21,500,000	16,780,000
Costs from sale of common stock	(850,000)	(1,599,000)	(561,000)
Proceeds from sale of treasury stock	—	6,000,000	—

Net cash provided by financing activities	34,928,000	26,576,000	16,787,000

Net increase in cash and cash equivalents	1,146,000	2,563,000	895,000

Cash and cash equivalents at beginning of year	11,465,000	8,902,000	8,007,000

Cash and cash equivalents at end of year	$12,611,000	$11,465,000	$8,902,000

	For the Years Ended December 31,
	2008	2007	2006

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$180,000	$160,000	$201,000
Taxes	—	2,000	1,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid in capital	$564,000	$—	$—
Final payment fee of the long-term debt	375,000
Amount due from exercise of stock options	—	4,000	15,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

We have two subsidiaries located in Japan and Italy.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.  In instances where we do not demonstrate control through decision-making ability and/or a greater than 50% ownership interest, we account for the related investments under the cost or equity method, depending upon management’s evaluation of our ability to exercise and retain significant influence over the investee. Our investment in the Olympus-Cytori, Inc. joint venture has been accounted for under the equity method of accounting (see note 3 for further details).

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

For the years ended December 31, 2007 and 2006, we recorded bioresorbable product revenue from Medtronic of $792,000 and $1,451,000, respectively, which represented 13.1% and 18.3% of total product and development revenues, respectively.  We sold substantially all of our bioresorbable spine and orthopedic surgical implant product line to Kensey Nash in May 2007.   There was no bioresorbable product revenue recorded in 2008.

Liquidity and Capital Availability

We incurred losses of $30,036,000, $28,672,000 and $25,447,000 for the years ended December 31, 2008, 2007, and 2006 respectively.  We have an accumulated deficit of $162,168,000 as of December 31, 2008.  Additionally, we have used net cash of $33,389,000, $29,995,000 and $16,483,000 to fund our operating activities for years ended December 31, 2008, 2007, and 2006, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  Accordingly, the combination of these facts raises substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  Our efforts in 2008 to raise capital have taken longer than we initially anticipated.  In August 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  In October 2008, we entered into a secured Loan Agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, was funded on October 14, 2008.  We could not access the remaining $7,500,000 under this facility as we were not able to meet certain financial prerequisites that had been established by the Lenders.

We expect to continue to utilize our cash and cash equivalents to fund operations through at least the next few months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of operating costs will not provide adequate funding for research, sales and marketing efforts, clinical and preclinical trials, and product development activities at their current levels. If such efforts are not successful, we will need to significantly reduce or curtail our research and development and other operations and this could negatively affect our ability to achieve corporate growth goals.  Specifically, we have prepared an operating plan (plan) that calls for us to reduce operations to focus almost entirely on the supply of current products to existing or new distribution channels.  In addition, as part of this plan, there would be minimal expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we would significantly reduce administrative staff and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions could result in eliminations of roles for the majority of the Company’s current staff and the deferral or elimination of all ongoing development projects until such time that cash resources were available from operations or outside sources to re-establish development and growth plans.  Management is currently reviewing contractual obligations related to the pre-clinical and clinical commitments along with minimum purchase requirements to include deferral of such commitments as part of this plan.  While management is actively pursuing its near term financial and strategic alternatives it is also, in parallel, continuing to evaluate the timing of implementation of the alternative operating plan and the initiation of the identified reductions.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, accounting for product line dispositions, valuing our put option arrangement with Olympus Corporation (Put option) (see notes 3 and 4), determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, assessing how to report our investment in Olympus-Cytori, Inc., valuing allowance for doubtful accounts and inventories.

Actual results could differ from these estimates.  Current economic conditions, including illiquid credit markets and volatile equity markets, contribute to the inherent uncertainty of such estimates.  Management’s estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

Presentation

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments with original maturities of three months or less that were included with and classified as cash and cash equivalents totaled $11,718,000 and $10,502,000 as of December 31, 2008 and 2007, respectively.  We maintain our cash at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC limits.  We believe that the risk is not significant.

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

After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of December 31, 2008 and 2007.

Fair Value of Financial Instruments

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these balances.  The carrying amounts of our current portion of long-term obligations and long-term obligations approximate fair value as the terms and rates of interest for these instruments approximate terms and market rates of interest currently available to us for similar instruments. Our option liability is already reported at its fair value based on established option pricing theory and assumptions (notes 3 and 4).  Short-term investments are also reported at fair value in the financial statements.

Inventories

Inventories include the cost of material, labor, and overhead, and are stated at the lower of average cost, determined on the first-in, first-out (FIFO) method, or market.  We periodically evaluate our on-hand stock and make appropriate provisions for any stock deemed excess or obsolete.  Manufacturing costs resulting from lower than “normal” production levels are expensed as incurred.

Our inventory balance as of December 31, 2008 includes the cost of materials on hand as of December 31, 2008 that we purchased on or after March 1, 2008.  March 1, 2008 is considered our commercialization date based on completion of final development activities associated with our Celution® 800/CRS System products.  All materials purchased prior to the commercialization date were expensed as research and development expense during the period they were purchased, of which $78,000 (with a net book value of $0) was on hand as of December 31, 2008 to be utilized in future manufacturing.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation expense, which includes the amortization of capitalized leasehold improvements, is provided for on a straight-line basis over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, and range from three to five years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred.

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

SFAS No. 142 requires that goodwill be tested for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We completed this testing as of November 30, 2008, and concluded that no impairment existed.

In 2007, all goodwill that had been assigned to our MacroPore Biosurgery reporting unit was derecognized during our sale of substantially all of our spine and orthopedic product line to Kensey Nash (see note 5).

Intangibles, consisting of patents and core technology purchased in the acquisition of StemSource, Inc. in 2002, are being amortized on a straight-line basis over their expected lives of ten years.

The changes in the carrying amounts of other indefinite and finite-life intangible assets and goodwill for the years ended December 31, 2008 and 2007 are as follows:

	December 31, 2008
	Regenerative Cell Technology	MacroPore Biosurgery	Total
Other intangibles, net:
Beginning balance	$1,078,000	$—	$1,078,000
Amortization	(221,000)	—	(221,000)
Ending balance	857,000	—	857,000

Goodwill, net:
Beginning balance	3,922,000	—	3,922,000
Disposal of assets	—	—	—
Ending balance	3,922,000	—	3,922,000

Total goodwill and other intangibles, net	$4,779,000	$—	$4,779,000

Cumulative amortization of other intangible assets	$1,359,000	$—	$1,359,000

	December 31, 2007
	Regenerative Cell Technology	MacroPore Biosurgery	Total
Other intangibles, net:
Beginning balance	$1,300,000	$—	$1,300,000
Amortization	(222,000)	—	(222,000)
Ending balance	1,078,000	—	1,078,000

Goodwill, net:
Beginning balance	3,922,000	465,000	4,387,000
Disposal of assets	—	(465,000)	(465,000)
Ending balance	3,922,000	—	3,922,000

Total goodwill and other intangibles, net	$5,000,000	$—	$5,000,000

Cumulative amortization of other intangible assets	$1,138,000	$—	$1,138,000

As of December 31, 2008, future estimated amortization expense for these other intangible assets is expected to be as follows:

2009	222,000
2010	222,000
2011	222,000
2012	191,000
$857,000

Revenue Recognition

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

For all sales, we use a binding purchase order or a signed agreement as evidence of arrangement.  Revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For Celution® 800/CRS System sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our product.

For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components as determined in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  When more than one element such as product maintenance or technical support services are included in an arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting.  An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items.  Fair value is generally determined based upon the price charged when the element is sold separately.  In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements.  Deferred service revenue is recognized ratably over the period the services are provided.  In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for delivered elements until all undelivered elements have been fulfilled.

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of our customers to make required payments.  This reserve is determined by analyzing specific customer accounts and applying historical loss rates to the aging of remaining accounts receivable balances.  If the financial condition of our customer were to deteriorate, resulting in their inability to pay their accounts when due, additional reserves might be required.

Before the disposal of substantially all of our bioresorbable spine and orthopedic product line in May 2007, we sold our (non-Thin Film) MacroPore Biosurgery products to Medtronic, Inc.  We recognized revenue on product sales to Medtronic upon shipment of ordered products to Medtronic, as title and risk of loss were transferred at that point.  In May 2007, we sold to Kensey Nash our intellectual property rights and tangible assets related to our bioresorbable spine and orthopedic product line (see note 5).

License/Distribution Fees

We recognize any upfront payments received from license/distribution agreements as revenues over the period in which the customer benefits from the license/distribution agreement.

To date, we have not received any upfront license payments that are separable under EITF 00-21.  Accordingly, such license revenues have been combined with other elements, such as research and development activities, for purposes of revenue recognition.  For instance, we account for the license fees and milestone payments under the Distribution Agreement with Senko as a single unit of accounting.  Similarly, we have attributed the upfront fees received under the arrangements with Olympus Corporation, a related party (see note 3), to a single unit of accounting comprising a license we granted to Olympus-Cytori, Inc. (the “Joint Venture”), a related party, as well as development services we agreed to perform for this entity.

In the first quarter of 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose stem and regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received $1,500,000 from Olympus, which was non-refundable but could be applied towards a definitive commercial collaboration in the future.  As part of this agreement, Olympus would conduct market research and pilot clinical studies in collaboration with us for the therapeutic area up to December 31, 2008 when this exclusive right expired. The $1,500,000 payment was received in the second quarter of 2006 and recorded as deferred revenues, related party.  Accordingly, on December 31, 2008, we recognized $1,500,000 as other development revenue and reduced our deferred revenues, related party balance for the same amount.

In the third quarter of 2004, we entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan and received a $1,500,000 upfront license fee from them in return for this right.  We recorded the $1,500,000 received as deferred revenues in the accompanying consolidated balance sheets.  Half of the license fee is refundable if the parties agree commercialization is not achievable and a proportional amount is refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-commercialization.  We are currently pursuing the required regulatory clearance in order to initiate commercialization.

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health (“NIH”).  Revenue earned under development agreements is classified as either research grant or development revenues depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are presented in compliance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” and EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.”  In accordance with the criteria established by these EITF Issues, we record grant revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our consolidated statements of operations.

Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our consolidated statements of operations.

We received a total of $22,000,000 from Olympus and Olympus-Cytori, Inc. during 2005 in two separate but related transactions (see note 3).  Approximately $4,689,000 of this amount related to common stock that we issued, as well as two options we granted, to Olympus.  Moreover, during the first quarter of 2006, we received $11,000,000 from the Joint Venture upon achieving the CE Mark on the Celution® 600.  The difference between the proceeds received and the fair values of the common stock and option liability was recorded as deferred revenue, since conceptually, the excess proceeds represent a prepayment for future contributions and obligations of Cytori for the benefit of the Joint Venture (or “JV”), rather than additional equity investment in Cytori.  Considering the $4,689,000 initially allocated to the common stock issued and the two options, we recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution® System platform and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  As noted above, the license and development services are not separable under EITF 00-21.  The recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.

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

Of the amounts received and deferred, we recognized development revenues of $774,000 and $5,158,000 in the years ended December 31, 2008 and 2007, respectively.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

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

Of the amounts received and deferred, we recognized development revenues of $10,000 and $152,000 in the years ended December 31, 2007 and 2006, respectively, representing the fair value of the completed milestones relative to the fair value of the total efforts expected to be necessary to achieve regulatory approval by the MHLW.  There was no development revenue recognized during the year ended December 31, 2008.  As noted above, the license and the milestone components of the Senko Distribution Agreement are accounted for as a single unit of accounting.  This single element includes a $1,500,000 license fee which is potentially refundable.  We have recognized, and will continue to recognize, the non-contingent fees allocated to this combined deliverable as we complete performance obligations under the Distribution Agreement with Senko.  We will not recognize the potentially refundable portion of the fees until the right of refund expires.  See note 6 for further details.  Accordingly, we expect to recognize approximately $1,129,000 (consisting of remaining $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement if and when commercialization is achieved.  We will not recognize the potentially refundable portion of the fees ($1,500,000) until the right of refund expires.

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

For the year ended December 31, 2006, we recognized NIH grant revenue of $310,000.  Our work under this NIH agreement was completed in 2006; as a result, there were no comparable revenues or costs in 2008 and 2007.

Warranty

For the bioresorbable spine and orthopedic products, we provided a limited warranty under our agreements with our customers for products that fail to comply with product specifications. We have recorded a reserve for estimated costs we may incur under our warranty program.  In May 2007, we sold to Kensey Nash our intellectual property rights and tangible assets related to our bioresorbable spine and orthopedic product line.

Beginning in March 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market.  In September 2008 we completed installation of our first StemSource® Cell Bank.  We are selling medical device equipment for use with humans, which is subjected to exhaustive and highly controlled specification compliance and fitness testing and validation procedures before it can be approved for sale ensuring that the products will be free of defects.

We believe that the rigorous nature of the testing and compliance efforts serves to minimize the likelihood of defects in material or workmanship to a level substantially less than “probable”, and a warranty estimate is not justified at this time. Accordingly, we did not record a warranty reserve for our Celution® 800/CRS System and StemSource® Cell Bank product line during the year ended December 31, 2008.

The following summarizes the movements in our warranty obligations, which is included in accounts payable and accrued expenses, at December 31, 2008, 2007 and 2006:

	As of January 1,	Additions/ (Deductions) to expenses	Claims	As of December 31,
2008:
Warranty obligations	$67,000	$(44,000)	$—	$23,000
2007:
Warranty obligations	$132,000	$(65,000)	$—	$67,000
2006:
Warranty obligations	$155,000	$(23,000)	$—	$132,000

Research and Development

Research and development expenditures, which are charged to operations in the period incurred, include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical and clinical studies. Included in these expenditures are salaries and benefits related to these efforts (excluding stock based compensation), which were approximately $6,189,000 in 2008.

Also included in research and development expenditures are costs incurred to support research grant reimbursement and costs incurred in connection with our development arrangements with Olympus and Senko.

Expenditures related to the Joint Venture with Olympus include costs that are necessary to support the commercialization of future generation devices based on our Celution® System platform. These development activities, which began in November 2005, include performing pre-clinical and clinical trials, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets. For the years ended December 31, 2008, 2007 and 2006, costs associated with the development of the device were $2,546,000, $6,293,000 and $7,286,000, respectively.

Our agreement with the NIH entitled us to qualifying expenditures of up to $950,000 for Phase I and Phase II related to research on Adipose-Derived Cell Therapy for Myocardial Infarction. We incurred $479,000 ($169,000 of which were not reimbursed) of direct expenses for the year ended December 31, 2006. There were no comparable expenditures in 2008 and 2007 as our work under the NIH agreement was completed during 2006.

Under a Distribution Agreement with Senko we are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan. During the years ended December 31, 2007 and 2006, we incurred $80,000 and $178,000, respectively, of expenses related to this regulatory and registration process. We did not incur any expenses related to this regulatory and registration process during the year ended December 31, 2008.  We are currently pursuing the required regulatory clearance in order to initiate commercialization.

Deferred Financing Costs and Other Debt-Related Costs

Deferred financing costs are capitalized and amortized to interest expense over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded or freestanding derivatives or conversion features exist.  We allocate the aggregate proceeds of the debt between the warrants and the debt based on their relative fair values in accordance with Accounting Principle Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the resultant discount over the term of the debt through maturity date using the effective interest method.  If the maturity of the debt is accelerated because of default or early debt repayment, then the amortization is accelerated.

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

During the years ended December 31, 2007 and 2006, our only element of other comprehensive income (loss) resulted from unrealized gains (losses) on available-for-sale investments, which are reflected in the consolidated statements of stockholders’ equity as accumulated other comprehensive income (loss).  We did not have any comparable other comprehensive income (loss) during the year ended December 31, 2008.

Segment Information

We report our financial results based on two distinct operating segments – (a) Regenerative cell technology and (b) MacroPore Biosurgery, which manufactures bioresorbable implants.

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

Our MacroPore Biosurgery unit develops Thin Film bioresorbable implants for sale in Japan through Senko Medical Trading Company (“Senko”), which has exclusive distribution rights to these products in Japan.  Also, until after the second quarter of 2007, the MacroPore Biosurgery segment manufactured and distributed the HYDROSORBTM family of spine and orthopedic implants.

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

During the second half of 2007, we had minimal activity in the MacroPore Biosurgery operating segment as a result of sale in May 2007 to Kensey Nash of the intellectual property rights and tangible assets related to the spine and orthopedic bioresorbable implant product line.  However, due to production and sales activity in the MacroPore Biosurgery operating segment prior to the sale to Kensey Nash, we have reported two operating segments through December 31, 2008.

Prior year results presented below have been developed on the same basis as the current year amounts.  For all periods presented, we did not have any intersegment transactions.

The following tables provide information regarding the performance and assets of our operating segments:

	Years ended December 31,
	2008	2007	2006
Revenues:
Regenerative cell technology	$6,853,000	$5,247,000	$6,324,000
MacroPore Biosurgery	—	802,000	1,603,000
Total revenues	$6,853,000	$6,049,000	$7,927,000

Segment operating income (losses):
Regenerative cell technology	(16,793,000)	$(17,075,000)	$(16,211,000)
MacroPore Biosurgery	(181,000)	9,000	(1,528,000)
General and administrative expenses	(11,727,000)	(14,184,000)	(12,547,000)
Changes in fair value of option liabilities	(1,060,000)	(100,000)	4,431,000
Total operating loss	$(29,761,000)	$(31,350,000)	$(25,855,000)

	As of December 31,
	2008	2007
Assets:
Regenerative cell technology	$13,240,000	$11,591,000
MacroPore Biosurgery	—	—
Corporate assets	12,369,000	9,916,000
Total assets	$25,609,000	$21,507,000

We derived our revenues from the following products, research grants, development and service activities:

	Years ended December 31,
	2008	2007	2006
Regenerative cell technology:
Product revenues:
Celution® products	$4 ,528,000	$—	$—
Development revenues:
Milestone revenue (Olympus)	774,000	5,158,000	5,905,000
Other (Olympus)	1,500,000	—	—
Research grant (NIH)	—	—	310,000
Regenerative cell storage services	4,000	4,000	7,000
Other	47,000	85,000	102,000
Total regenerative cell technology	6,853,000	5,247,000	6,324,000

MacroPore Biosurgery:
Product revenues:
Spine & orthopedic products	—	792,000	1,451,000
Development revenues	—	10,000	152,000
Total MacroPore Biosurgery	—	802,000	1,603,000
Total revenues	$6,853,000	$6,049,000	$7,927,000

The following table provides geographical information regarding our sales to external customers:

For the Years Ended December 31,	U.S. Revenues	Non-U.S. Revenues	Total Revenues
2008	$2,290,000	$4,563,000	$6,853,000
2007	$6,010,000	$39,000	$6,049,000
2006	$7,827,000	$100,000	$7,927,000

At December 31, 2008 and 2007, our long-lived assets, net of depreciation, excluding goodwill and intangibles (all of which are in the U.S.), are located in the following jurisdictions:

As of December 31,	U.S. Domiciled	Non-U.S. Domiciled	Total
2008	$3,197,000	$408,000	$3,605,000
2007	$3,932,000	$337,000	$4,269,000

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the years ended December 31, 2008, 2007 and 2006, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 9,393,574, 7,880,098 and 5,934,029 for the years ended December 31, 2008, 2007 and 2006, respectively.

Recent Accounting Pronouncements

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

In October 2008, the FASB issued Staff Position “Determining the Fair Value of a Financial Asset when the Market for That Asset is not Active” (FSP No. 157-3).  FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when market for that financial asset is not active.  This guidance is effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP No. 157-3 did not have a significant effect on our consolidated financial statements.

In June 2008, the FASB ratified the consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument to determine whether such instrument is considered a derivative financial instrument.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings (or other appropriate components of equity) as of the date of adoption. We anticipate the adoption of EITF 07-5 will result is the recognition of a liability for the warrants issued in August 2008 as part of our private placement of common stock of approximately $2.9 million and a corresponding increase in stockholders’ deficit as of January 1, 2009.  Future changes in the fair value of the warrant liability will be recognized as a component of earnings (loss).

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for our interim and annual financial statements beginning after November 15, 2008. We do not expect the adoption of this FSP will have a material impact on the our financial statements.

3.	Transactions with Olympus Corporation

Initial Investment by Olympus Corporation in Cytori

In 2005, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Olympus in which we received $11,000,000 in cash proceeds.

Under the Purchase Agreement, we issued 1,100,000 shares of common stock to Olympus.  In addition, we also granted Olympus an immediately exercisable option to acquire 2,200,000 shares of our common stock at $10 per share, which expired on December 31, 2006.  Before its expiration, we accounted for this option as a liability.

The $11,000,000 in total proceeds we received in the second quarter of 2005 exceeded the sum of (i) the market value of our stock as well as (ii) the fair value of the option at the time we entered into the share purchase agreement.  The $7,811,000 difference between the proceeds received and the fair values of our common stock and option liability is recorded as a component of deferred revenues, related party in the accompanying balance sheet.  This difference was recorded as deferred revenue since, conceptually, the excess proceeds represent a prepayment for future contributions and obligations of Cytori for the benefit of the Joint Venture (see below), rather than an additional equity investment in Cytori.  The recognition of this deferred amount is based on achievement of related milestones, under a proportional performance methodology.  If and such revenues are recognized, deferred revenue will be decreased (see note 2 – Revenue Recognition).

In a separate agreement entered into on February 23, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received a $1,500,000 payment from Olympus, which was non-refundable but could be applied towards a definitive commercial collaboration in the future.  As part of this agreement, Olympus would conduct market research and pilot clinical studies in collaboration with us for the therapeutic area up to December 31, 2008 when this exclusive right expired.  The $1,500,000 payment was received in the second quarter of 2006 and recorded as deferred revenues, related party.  Accordingly, on December 31, 2008, we recognized $1,500,000 as other development revenue and reduced our deferred revenues, related party balance for the same amount.

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

As of December 31, 2008, Olympus holds approximately 13.7% (unaudited) of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

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

We have determined that the Joint Venture is a variable interest entity (“VIE”) pursuant to FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can have significant influence over the Joint Venture’s operations.  At December 31, 2008, the carrying value of our investment in the Joint Venture is $324,000.

We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We contributed $300,000 and $150,000 to the Joint Venture during 2007 and 2006, respectively.  The Company made no contribution during 2008.

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

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000.  At December 31, 2008 and 2007, the fair value of the Put was $2,060,000 and $1,000,000, respectively.  Fluctuations in the Put value are recorded in the consolidated statements of operations as a component of change in fair value of option liabilities. The fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	December 31, 2008	December 31, 2007	November 4, 2005

Expected volatility of Cytori	68.00%	60.00%	63.20%
Expected volatility of the Joint Venture	68.00%	60.00%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$16,740,000	$9,324,000	$10,780,000
Probability of a change of control event for Cytori	2.80%	2.17%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	2.25%	4.04%	4.66%

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

As part of the various agreements with Olympus, we will be required, following commercialization of the Joint Venture’s Celution® System or Systems, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of December 31, 2008.

In August 2007 we entered into a License and Royalty Agreement with the Joint Venture.  This Royalty Agreement provides us the ability to commercially launch the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows for the sale of the Cytori systems, including Celution® 800/CRS and Celution® 900/MB, until such time as the Joint Venture’s products are commercially available, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.  During the year ended December 31, 2008, in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, we incurred approximately $157,000 in royalty cost related to our agreement with the Joint Venture.  This cost is included as a component of cost of product revenues in our consolidated condensed statement of operations.

Deferred revenues, related party

As of December 31, 2008, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for contributions and obligations that we have agreed to on behalf of Olympus and the Joint Venture (less any amounts that we have recognized as revenues in accordance with our revenue recognition policies set out in note 2).  These contributions include product development, regulatory approvals, and generally associated pre-clinical and clinical trials to support the commercialization of the Celution® System platform.  Our obligations also include maintaining the exclusive and perpetual license to our device technology, including the Celution® System platform and certain related intellectual property.

Condensed financial information for the Joint Venture

A summary of the unaudited condensed financial information for the Joint Venture as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 and reconciliation from the net loss of the joint venture to Cytori’s equity loss from investment in joint venture is as follows:

	December 31, 2008	December 31, 2007
	(Unaudited)	(Unaudited)
Balance Sheets
Assets:
Cash	$646,000	$713,000
Amounts due from related party	24,000	—
Prepaid insurance	9,000	9,000
Computer equipment and software, net	20,000	24,000
Total assets	$699,000	$746,000

Liabilities and Stockholders’ Equity:
Accrued expenses	$36,000	$27,000
Amounts due to related party	16,000	72,000
Stockholders’ equity	647,000	647,000
Total liabilities and stockholders’ equity	$699,000	$746,000

	Years ended December 31,
	2008		2007	2006
Statements of Operation	(Unaudited)		(Unaudited)	(Unaudited)
Revenues:
Royalty revenue		$157,000	$—	$—

Operating expenses:
Research and development expense		—	—	11,000,000
General and administrative expense:
Accounting and other corporate services		75,000	40,000	172,000
Quality system services		64,000	36,000	-
Other		24,000	10,000	2,000
Operating expenses		163,000	86,000	11,174,000
Operating loss		(6,000)	(86,000)	(11,174,000)
Other income (expense):
Interest income		5,000	7,000	-
Net loss	$	(1,000)	$(79,000)	$(11,174,000)

Reconciliation to equity loss from investment in joint venture
Net loss	$	(1,000)	$(79,000)	$(11,174,000)
Intercompany eliminations		88,000	(65,000)	(11,026,000)
Net loss after intercompany eliminations		(89,000)	(14,000)	(148,000)
Cytori’s percentage of interest in joint venture		50%	50%	50%
Cytori’s equity loss from investment in joint venture		$(45,000)	$(7,000)	$(74,000)

4.       Fair Value Measurements

As discussed in note 2, Fair Value of Financial Instruments, we adopted SFAS 157 on January 1, 2008.  SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS 157 establishes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values.  The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	December 31, 2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,718,000	$11,718,000	$—	$—

Liabilities:
Put option liability	$(2,060,000)	$—	$—	$(2,060,000)

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and other highly liquid, exchange-traded fixed income and equity securities, and therefore these are classified in Level 1 of the fair value hierarchy.

Our put option liability (see note 3) is valued using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation). Assumptions are made with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate.  Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

	Year ended	Year ended
Put option liability	December 31, 2008	December 31, 2007

Beginning balance	$(1,000,000)	$(900,000)
Increase in fair value recognized in operating expenses	(1,060,000)	(100,000)
Ending balance	$(2,060,000)	$(1,000,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of December 31, 2008.

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
$1,012,000

We incurred expenses of $109,000 in connection with the sale during the second quarter of 2007.  As part of the disposition agreement, we were required to provide training to Kensey Nash representatives in all aspects of the manufacturing process related to the transferred spine and orthopedic product line, and to act in the capacity of a product manufacturer from the point of sale through August 2007.  Because of these additional manufacturing requirements, we deferred $196,000 of the gain related to the outstanding manufacturing requirements, and we recognized $1,858,000 as a gain on sale in the statement of operations during the second quarter of 2007.  These manufacturing requirements were completed in August 2007 as planned, and the associated costs were classified against the deferred balance, reducing it to zero.  No further costs or adjustments relating to this product line sale were incurred subsequent to August 2007.

The revenues and expenses related to the spine and orthopedic product line transferred to Kensey Nash for the years ended December 31, 2007 and 2006 were as follows:

	Years ended December 31,
	2007	2006

Revenues	$792,000	$1,451,000
Cost of product revenues	(422,000)	(1,634,000)
Research & development	(113,000)	(1,052,000)
Sales & marketing	(21,000)	(163,000)

6.	Thin Film Japan Distribution Agreement

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

As part of the Thin Film sales agreement we granted MAST a right to acquire our Thin Film-related interest in Japan.  This right expired unexercised on May 31, 2007.

7.	Short-term Investments

We did not have any short-term investments as of December 31, 2008 and 2007, as all our excess cash is included with cash and cash equivalents in the accompanying consolidated balance sheets.

Proceeds from sales and maturity of short term investments for the years ended December 31, 2008, 2007 and 2006 were $5,739,000, $28,007,000 and $67,137,000, respectively. Gross realized losses for such sales were approximately $1,000 for the year ended December 31, 2006.  There were no gross realized losses for such sales for the years ended December 31, 2008 and 2007.

8.	Composition of Certain Financial Statement Captions

Inventories, net

As of December 31, 2008 and 2007, inventories, net, were comprised of the following:

	December 31,	December 31,
	2008	2007

Raw materials	$712,000	$—
Work in process	347,000	—
Finished goods	1,084,000	—
	$2,143,000	$—

Other Current Assets

As of December 31, 2008 and 2007, other current assets were comprised of the following:

	December 31,	December 31,
	2008	2007

Prepaid insurance	$208,000	$287,000
Prepaid other	390,000	411,000
Capitalized debt issuance costs, current	252,000	—
Other receivables	313,000	66,000
	$1,163,000	$764,000

Property and Equipment, net

As of December 31, 2008 and 2007, property and equipment, net, were comprised of the following:

	December 31,	December 31,
	2008	2007

Manufacturing and development equipment	$2,996,000	$2,833,000
Office and computer equipment	2,665,000	2,430,000
Leasehold improvements	3,125,000	3,124,000
	8,786,000	8,387,000
Less accumulated depreciation and amortization	(6,234,000)	(4,955,000)
	$2,552,000	$3,432,000

Accounts Payable and Accrued Expenses

As of December 31, 2008 and 2007, accounts payable and accrued expenses were comprised of the following:

	December 31,	December 31,
	2008	2007

Accrued legal fees	$1,196,000	$2,749,000
Accrued R&D studies	1,110,000	1,263,000
Accounts payable	464,000	479,000
Accrued vacation	774,000	816,000
Accrued bonus	—	886,000
Accrued expenses	842,000	623,000
Deferred rent	305,000	265,000
Warranty reserve	23,000	67,000
Accrued accounting fees	302,000	131,000
Accrued payroll	72,000	70,000
	$5,088,000	$7,349,000

9.	Commitments and Contingencies

We have contractual obligations to make payments on leases of office, manufacturing, and corporate housing space as follows:

Years Ending December 31,	Operating Leases

2009	1,754,000
2010	814,000
2011	85,000
2012	60,000
2013	25,000
2014	8,000
Total	$2,746,000

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

Rent expense, which includes common area maintenance, for the years ended December 31, 2008, 2007 and 2006 was $2,015,000, $1,992,000 and $2,397,000, respectively.

We have entered into agreements with various clinical research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting pre-clinical development research, enrolling patients, recruiting patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of December 31, 2008, we have pre-clinical research study obligations of $563,000 (all of which are expected to be complete within a year) and clinical research study obligations of $5,839,000 ($4,000,000 of which are expected to be complete within a year).  Should the timing of the pre-clinical and clinical trials change, the timing of the payment of these obligations would also change.

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of December 31, 2008, we have minimum purchase obligations of $2,125,000 ($850,000 of which are to be expected to complete within a year).

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

Refer to note 3 for a discussion of our commitments and contingencies related to our transactions with Olympus, including (a) our obligation to the Joint Venture in future periods and (b) certain put and call rights embedded in the arrangements with Olympus.

Refer to note 6 for a discussion of our commitments and contingencies related to our arrangements with Senko.

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

In the years ended December 31, 2008, 2007 and 2006, we expensed $625,000, $2,418,000 and $2,189,000, respectively, for legal fees related to this license.  These expenses have been classified as general and administrative expense in the accompanying consolidated financial statements.  We believe that the $896,000 accrued as of December 31, 2008 is a reasonable estimate of our liability for the unpaid expenses incurred through December 31, 2008.

11.	Long-term Obligations

On October 14, 2008, we entered into a Loan and Security Agreement with General Electric Capital Corporation and Silicon Valley Bank (together, the “Lenders”) pursuant to which the Lenders agreed to make term loans to the Company in the aggregate principal amount of $15,000,000, and secured by property and assets of the Company.  An initial term loan of $7,500,000, less fees and expenses, funded on October 14, 2008.  The term loan accrues interest at a fixed rate of 10.58% per annum and is payable over a 37-month period.  At maturity of each term loan, we will also make a final payment equal to 5% ($375,000) of the term loan, and treated it as a discount to the loan.  We may incur additional fees if we elect to prepay a term loan.  In connection with the loan facility, on October 14, 2008, we issued to each Lender a warrant to purchase up to 89,074 shares of our common stock at an exercise price of $4.21 per share.  These warrants are immediately exercisable and will expire on October 14, 2018.  We could not access the remaining $7,500,000 under this facility as we were not able to meet certain financial prerequisites that had been established by the Lenders.

We allocated the aggregate proceeds of the term loan between the warrants and the debt obligations based on their relative fair values in accordance with Accounting Principle Board No. 14 (APB 14), “ Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants .”  The fair value of the warrant issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the resultant discount of $564,000 over the term of the loan using the effective interest method, with effective interest rate being 21.28%. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. We were in compliance with our financial and non-financial covenants as of December 31, 2008.  As of December 31, 2008, unamortized balance of the aggregate debt discount is $823,000.

Additional details relating to the above term loan that is outstanding as of December 31, 2008, are presented in the following table:

Origination Date	Original Loan Amount	Interest Rate	Current Monthly Payment*	Term	Remaining Principal (Face Value)
October 2008	$7,500,000	10.58%	$71,000	37 Months	$7,500,000
________________________________________
*           Current payment is interest only (starting March 2009 monthly payment will be $263,000 which includes principal and interest)

As of December 31, 2008, the future contractual principal payments on all of our promissory notes are as follows:

For the Years Ending December 31,

2009	$2,047,000
2010	2,706,000
2011	2,747,000
Total	$7,500,000

Reconciliation of Face Value to Book Value

Total debt and lease obligation, including final payment fee (Face Value)	$7,914,000
Less: Debt Discount	(823,000)
Total:	7,091,000
Less: Current Portion	(2,047,000)
Long-Term Obligation	$5,044,000

Additionally, we entered into a capital lease for the printers for our main building.   We recorded value of the leased printers in our property, plant, and equipment balance and accrued $39,000 in long term obligations, respectively.

Our interest expense for the years ended December 31, 2008, 2007 and 2006 (all of which related to the loan entered into October 2008 and promissory notes issued in connection with our Amended Master Security Agreement, which was fully repaid in 2008) was $420,000, $155,000 and $199,000, respectively.  For the year ended December 31, 2008, interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $178,000 related to the amortization of the debt discount and capitalized loan fees.

12.	Income Taxes

Due to our net loss position for the years ended December 31, 2008, 2007 and 2006, and since we have recorded a full valuation allowance against deferred tax assets, there was no provision or benefit for income taxes recorded. There were no components of current or deferred federal or state income tax provisions for the years ended December 31, 2008, 2007, and 2006.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Income tax expense (benefit) at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
Stock based compensation	0.56%	0.92%	0.99%
Credits	(1.67)%	(4.87)%	(2.72)%
Change in federal valuation allowance	38.38%	41.62%	34.52%
Equity loss on investment in Joint Venture	0.06%	0.01%	0.12%
Other, net	(3.33)%	(3.68)%	1.09%
	0.00%	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Allowances and reserves	$84,000	$55,000
Accrued expenses	452,000	582,000
Deferred revenue and gain on sale of assets	4,950,000	5,910,000
Stock based compensation	2,965,000	2,528,000
Net operating loss carryforwards	48,265,000	37,704,000
Income tax credit carryforwards	4,665,000	4,140,000
Capitalized assets and other	371,000	284,000
Property and equipment, principally due to differences in depreciation	549,000	—
	62,301,000	51,203,000
Valuation allowance	(61,965,000)	(50,435,000)

Total deferred tax assets, net of allowance	336,000	768,000

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	—	(338,000)
Intangibles	(336,000)	(430,000)
Other	—	—

Total deferred tax liability	(336,000)	(768,000)

Net deferred tax assets (liability)	$—	$—

We have established a valuation allowance against our net deferred tax asset due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax asset. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a valuation allowance of $61,965,000 as of December 31, 2008 to reflect the estimated amount of deferred tax assets that may not be realized. We increased our valuation allowance by approximately $11,529,000 for the year ended December 31, 2008. The valuation allowance includes approximately $579,000 related to stock option deductions, the benefit of which will be credited to equity if ever utilized.

At December 31, 2008, we had federal and state tax net operating loss carryforwards of approximately $117,177,000 and $98,679,000, respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2011, respectively, if unused. At December 31, 2008, we had federal and state tax credit carryforwards of approximately $3,364,000 and $3,043,000, respectively. The federal credits will begin to expire in 2017, if unused, and $160,000 of the state credits will begin to expire in 2009 if unused. The remaining state credits carry forward indefinitely.  In addition, we had a foreign tax loss carryforward of $4,142,000 and $93,000 in Japan and Italy, respectively.

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

As a result of the adoption of SFAS 123R, we recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.  At December 31, 2008, deferred tax assets do not include $1,193,000 of excess tax benefits from stock-based compensation.

We adopted FIN 48 on January 1, 2007.  There were no unrecognized tax benefits as of the date of adoption.

Following is a tabular reconciliation of the unrecognized tax benefits activity during 2008:

Unrecognized Tax Benefits – December 31, 2007	$716,000
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	—
Gross increase – current-period tax positions	236,000
Settlements	—
Lapse of statute of limitations	—
Unrecognized Tax Benefits – December 31, 2008	$952,000

None of the amount included in the FIN 48 liability if recognized would affect the Company’s effective tax rate, since it would be offset by an equal reduction in the deferred tax asset valuation allowance.  The Company’s deferred tax assets are fully reserved.

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses as of December 31, 2008.

The Company’s material tax jurisdictions are United States and California.  The Company is currently not under examination by the Internal Revenue Service or any other taxing authority.

The Company’s tax years for 1999 and forward can be subject to examination by the United States and California tax authorities due to the carryforward of net operating losses and research development credits.

The Company does not foresee material changes to its gross FIN 48 liability within the next twelve months.

13.	Employee Benefit Plan

We implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. We may make discretionary annual contributions to the Plan, which is allocated to the profit sharing accounts based on the number of years of employee service and compensation. At the sole discretion of the Board of Directors, we may also match the participants’ contributions to the Plan. We made no discretionary or matching contributions to the Plan in 2008, 2007 and 2006.

14.	Stockholders’ Deficit

Preferred Stock

We have authorized 5,000,000 shares of $.001 par value preferred stock, with no shares outstanding as of December 31, 2008 and 2007. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.

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

On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of December 31, 2008, Green Hospital Supply, Inc., a related party, holds approximately 10.2% (unaudited) of our issued and outstanding shares.

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

In June 2008, the FASB ratified the consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides a framework for evaluating the terms of a particular instrument to determine whether such instrument is considered a derivative financial instrument.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings (or other appropriate components of equity) as of the date of adoption. We anticipate the adoption of EITF 07-5 will result is the recognition of a liability for the warrants issued in August 2008 as part of our private placement of common stock of approximately $2.9 million and a corresponding increase in stockholders’ deficit as of January 1, 2009. Future changes in the fair value of the warrant liability will be recognized as a component of earnings (loss).

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

During 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock through non-qualified stock options, stock appreciation rights, restricted stock units, or restricted stock and cash awards.  The 2004 Plan initially provides for issuance of 3,000,000 shares of our common stock, which number may be cumulatively increased (subject to Board discretion) on an annual basis beginning January 1, 2005, which annual increase shall not exceed 2% of our then outstanding stock.  As of December 31, 2008, there are 2,190,450 securities remaining and available for future issuances under 2004 Plan, which is exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

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

Generally, awards issued under the 2004 Plan or the 1997 Plan are subject to four-year vesting, and have a contractual term of 10 years.  Most awards contain one of the following two vesting provisions:

•	12/48 of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or

•	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the year ended December 31, 2008 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2008	6,007,275	$4.85
Granted	534,250	$5.21
Exercised	(388,536)	$2.04
Expired	(146,777)	$6.50
Cancelled/forfeited	(77,505)	$5.68
Balance as of December 31, 2008	5,928,707	$5.02

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2008	5,928,707	$5.02	5.34	$936,815
Vested and expected to vest at December 31, 2008	5,825,490	$5.00	5.29	$933,678
Vested and exercisable at December 31, 2008	4,775,056	$4.85	4.62	$901,759

The following table summarizes information about options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price

Less than $2.00	32,218	$0.72	0.5	32,218	$0.72
$2.00 – 3.99	1,538,168	$3.06	3.7	1,488,784	$3.07
$4.00 – 5.99	2,759,822	$4.76	6.4	1,989,179	$4.56
$6.00 – 7.99	1,265,332	$6.84	5.1	1,013,064	$6.89
$8.00 – 9.99	256,167	$8.67	6.9	174,811	$8.68
More than $10.00	77,000	$13.18	1.2	77,000	$13.18
	5,928,707			4,775,056

The total intrinsic value of stock options exercised was $1,849,000, $1,758,000, and $1,913,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The fair value of each option awarded during the year ended December 31, 2008, 2007, and 2006 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	Years ended December 31,
	2008	2007	2006
Expected term	5 years	6 years	6 years
Risk-free interest rate	2.83%	4.59%	4.50%
Volatility	59.62%	74.61%	78.61%
Dividends	—	—	—
Resulting weighted average grant date fair value	$2.77	$3.74	$5.26

Through December 31, 2007, the expected term assumption was estimated using the “simplified method,” as described in Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”).  This method estimates the expected term of an option based on the average of the vesting period and the contractual term of an option award.   Starting January 1, 2008, following the guidance of Staff Accounting Bulletin No. 110, “Share-Based Payment” we calculated the expected term of our stock options based on our historical data.  The expected term is calculated for and applied to all employee awards as a single group as we do not expect (nor does historical data suggest) substantially different exercise or post-vesting termination behavior amongst our employee population.  The fair value of each option awarded during the year ended December 31, 2008 was estimated assuming an expected term of 5.0 years.

We estimate volatility based on the historical volatility of our daily stock price over the period preceding grant date commensurate with the expected term of the option.

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

The following summarizes the total compensation cost recognized in the accompanying financial statements:

	Years ended December 31,
	2008	2007	2006

Total compensation cost for share-based payment arrangements recognized in the statement of operations (net of tax of $0)	$2,257,000	$2,310,000	$3,220,000

As of December 31, 2008, the total compensation cost related to non-vested stock options not yet recognized for all of our plans is approximately $3,494,000. These costs are expected to be recognized over a weighted average period of 1.67 years.

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

Cash received from stock option and warrant exercises for the years ended December 31, 2008, 2007 and 2006 was approximately $795,000, $1,875,000, and $920,000, respectively.  SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows provided by financing activities and cash outflows used in operating activities.  No income tax benefits have been recorded related to the stock option exercises.  SFAS 123R prohibits recognition of tax benefits for exercised stock options until such benefits are realized.  As we presently have tax loss carryforwards from prior periods and expect to incur tax losses in 2008, we are not able to benefit from the deduction for exercised stock options in the current reporting period.

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

To settle stock option awards that will be exercised, we will issue new shares of our common stock.  At December 31, 2008, we have an aggregate of 64,104,526 shares authorized and available to satisfy option exercises under our plans.

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

In connection with the above modifications and in accordance with SFAS 123R, we recorded additional expense of $567,000 in the year ended December 31, 2006, as components of research and development, general and administrative and sales and marketing expense.  This charge constitutes the entire expense related to these options, and no future period charges will be required.

Non-Employee Stock Based Compensation

In the fourth quarter of 2007, we granted an option to purchase 22,500 shares of our common stock to a non-employee scientific advisor.  The stock option has a contractual term of 10 years and 7,500 shares vested on May 31, 2008, with two remaining tranches of 7,500 shares each to vest on May 31, 2009 and 2010, subject to the individual’s continued service to the Company.  This scientific advisor will also be receiving cash consideration as services are performed.  We will remeasure the fair value of this advisor’s unvested stock options each reporting period until they fully vest, and the resulting stock based compensation expense will be recorded as a component of research and development expenses.

17.	Related Party Transactions

Refer to note 3 for a discussion of related party transactions with Olympus and note 14 for a discussion of related party transactions with Green Hospital Supply, Inc.

18.	Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

	For the three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Product revenues	$153,000	$1,404,000	$2,319,000	$652,000
Gross profit	93,000	729,000	1,671,000	181,000
Development revenues	811,000	12,000	1,000	1,501,000
Operating expenses	9,232,000	9,113,000	8,481,000	7,934,000
Other income	55,000	(41,000)	(8,000)	(281,000)
Net loss	$(8,273,000)	$(8,413,000)	$(6,817,000)	$(6,533,000)
Basic and diluted net loss per share	$(0.34)	$(0.33)	$(0.24)	$(0.22)

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Product revenues	$280,000	$512,000	$—	$—
Gross profit	55,000	315,000	—	—
Development revenues	45,000	1,814,000	3,373,000	25,000
Operating expenses	8,908,000	8,245,000	8,983,000	10,841,000
Other income	139,000	2,120,000	282,000	137,000
Net loss	$(8,669,000)	$(3,996,000)	$(5,328,000)	$(10,679,000)
Basic and diluted net loss per share	$(0.43)	$(0.17)	$(0.22)	$(0.44)

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report of Form 10-K.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the material under the captions “Election of Directors” and “Directors, Executive Officers and Corporate Governance” in our proxy statement for our 2009 annual stockholders’ meeting, which will be filed with the SEC on or before April 30, 2009.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the material under the caption “Executive Compensation” in our proxy statement for our 2009 annual stockholders’ meeting, which will be filed with the SEC on or before April 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for our 2009 annual stockholders’ meeting, which will be filed with the SEC on or before April 30, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the material under the caption “Information Concerning Directors and Executive Officers- Certain Relationships and Related Transactions” in our proxy statement for our 2009 annual stockholders’ meeting, which will be filed with the SEC on or before April 30, 2009.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the material under the caption “Principal Accountant Fees and Services” in our proxy statement for our 2009 annual stockholders meeting, which will be filed with the SEC on or before April 30, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (2)	Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2008, 2007 and 2006
(in thousands of dollars)

	Balance at beginning of year	Additions/(Reductions) ((charges)/ credits to expense)	Charged to Other Accounts	Deductions	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2008	$1	$121	$—	$—	$122
Year ended December 31, 2007	$2	$1	$—	$(2)	$1
Year ended December 31, 2006	$9	$—	$—	$(7)	$2

Table of Contents

(a) (3)	Exhibits

Exhibit Number	Description
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

10.10.1#
Board of Directors resolution adopted November 9, 2006 regarding determination of fair market value for stock option grant purposes (filed as Exhibit 10.10.1 to our Form 10-K Annual Report, as filed on March 30, 2007 and incorporated by reference herein)

10.11
Exclusive Distribution Agreement, effective July 16, 2004 by and between the Company and Senko Medical Trading Co. (filed as Exhibit 10.25 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.12#
Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory) (filed as Exhibit 10.19 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.13#
Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory) with Cliff (filed as Exhibit 10.20 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.14#
Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive) (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.15#
Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive) with Cliff (filed as Exhibit 10.22 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.16#
Form of Options Exercise and Stock Purchase Agreement Relating to the 2004 Equity Incentive Plan (filed as Exhibit 10.23 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.17#
Form of Notice of Stock Options Grant Relating to the 2004 Equity Incentive Plan (filed as Exhibit 10.24 to our Form 10-Q Quarterly Report, as filed on November 15, 2004 and incorporated by reference herein)

10.18#
Separation Agreement and General Release dated July 15, 2005, between John K. Fraser and the Company (filed as Exhibit 10.25 to our Form 10-Q Quarterly Report as filed on November 14, 2005 and incorporated by reference herein)

10.19#
Consulting Agreement dated July 15, 2005, between John K. Fraser and the Company (filed as Exhibit 10.28 to our Form 10-Q Quarterly Report as filed on November 14, 2005 and incorporated by reference herein)

10.20
Agreement Between Owner and Contractor dated October 10, 2005, between Rudolph and Sletten, Inc. and the Company (filed as Exhibit 10.20 to our Form 10-K Annual Report as filed on March 30, 2006 and incorporated by reference herein)

10.21#
Severance Agreement and General Release dated August 10, 2005, between Sharon V. Schulzki and the Company (filed as Exhibit 10.27 to our Form 10-Q Quarterly report as filed on November 14, 2005 and incorporated by reference herein)

10.22
Common Stock Purchase Agreement dated April 28, 2005, between Olympus Corporation and the Company (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report as filed on August 15, 2005 and incorporated by reference herein)

10.23
Sublease Agreement dated May 24, 2005, between Biogen Idec, Inc. and the Company (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report as filed on August 15, 2005 and incorporated by reference herein)

10.24#
Employment Offer Letter to Doug Arm, Vice President of Development—Biologics, dated February 1, 2005 (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report as filed on August 15, 2005 and incorporated by reference herein)

10.25#
Employment Offer Letter to Alex Milstein, Vice-President of Clinical Research, dated May 1, 2005 (filed as Exhibit 10.21 to our Form 10-Q Quarterly Report as filed on August 15, 2005 and incorporated by reference herein)

10.26#
Employment Offer Letter to John Ransom, Vice-President of Research, dated November 15, 2005 (filed as Exhibit 10.26 to our Form 10-K Annual Report as filed on March 30, 2006 and incorporated by reference herein)

10.27+
Joint Venture Agreement dated November 4, 2005, between Olympus Corporation and the Company (filed as Exhibit 10.27 to our Form 10-K Annual Report as filed on March 30, 2006 and incorporated by reference herein)

10.28+
License/ Commercial Agreement dated November 4, 2005, between Olympus-Cytori, Inc. and the Company (filed as Exhibit 10.28 to our Form 10-K Annual Report as filed on March 30, 2006 and incorporated by reference herein)

10.28.1
Amendment One to License/ Commercial Agreement dated November 14, 2007, between Olympus-Cytori, Inc. and the Company (filed as Exhibit 10.28.1 to our Form 10-K Annual Report as filed on March 14, 2008 and incorporated by reference herein).

10.29+
License/ Joint Development Agreement dated November 4, 2005, between Olympus Corporation, Olympus-Cytori, Inc. and the Company (filed as Exhibit 10.29 to our Form 10-K Annual Report as filed on March 30, 2006 and incorporated by reference herein)

10.29.1
Amendment No. 1 to License/ Joint Development Agreement dated May 20, 2008, between Olympus Corporation, Olympus-Cytori, Inc. and the Company (filed as Exhibit 10.29.1 to our Form 10-Q Quarterly Report as filed on August 11, 2008 and incorporated by reference herein).

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

10.48.1
Amendment No. 1 to Master Cell Banking and Cryopreservation Agreement, effective June 4, 2008, by and between Green Hospital Supply, Inc. and the Company (filed as Exhibit 10.48.1 to our Form 8-K Current Report as filed on June 10, 2008 and incorporated by reference herein).

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

10.55
Common Stock Purchase Agreement, dated August 7, 2008, by and between the Company and Olympus Corporation (filed as Exhibit 10.32 to our current report on Form 8-K filed on August 8, 2008 and incorporated by reference herein).

10.55.1
Amendment No. 1 to Common Stock Purchase Agreement, dated August 8, 2008, by and between the Company and Olympus Corporation (filed as Exhibit 10.32.1 to our current report on Form 8-K filed on August 14, 2008 and incorporated by reference herein).

10.56
Securities Purchase Agreement, dated August 7, 2008, by and among the Company and the Purchasers identified on the signature pages thereto (filed as Exhibit 10.33 to our current report on Form 8-K filed on August 8, 2008 and incorporated by reference herein).

10.57
Form of Warrant to Purchase Common Stock issued on August 11, 2008 pursuant to the Securities Purchase Agreement, dated August 7, 2008, by and among the Company and the Purchasers identified on the signature pages thereto (filed as Exhibit 10.34 to our current report on Form 8-K filed on August 8, 2008 and incorporated by reference herein).

10.58
Registration Rights Agreement, dated August 7, 2008, by and among the Company and the Purchasers identified on the signature pages thereto (filed as Exhibit 10.35 to our current report on Form 8-K filed on August 8, 2008 and incorporated by reference herein).

10.59	Loan and Security Agreement, dated October 14, 2008, by and among the Company, General Electric Capital Corporation, and the other lenders signatory thereto (filed herewith).

10.60
Promissory Note issued by the Company in favor of General Electric Capital Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated October 14, 2008  (filed herewith).

10.61
Warrant to Purchase Common Stock issued by the Company on October 14, 2008 in favor of GE Capital Equity Investments, Inc., pursuant to the Loan and Security Agreement dated October 14, 2008 (filed herewith).

10.62	Warrant to Purchase Common Stock issued by the Company on October 14, 2008 in favor of Silicon Valley Bank, pursuant to the Loan and Security Agreement dated October 14, 2008 (filed herewith).

14.1	Code of Ethics (filed as Exhibit 14.1 to our Annual Report on Form 10-K which was filed on March 30, 2004 and incorporated by reference herein)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).
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
March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ronald D. Henriksen	Chairman of the Board of Directors	March 6, 2009
Ronald D. Henriksen

/s/ Christopher J. Calhoun	Chief Executive Officer, Vice-Chairman, Director (Principal Executive Officer)	March 6, 2009
Christopher J. Calhoun

/s/ Marc H. Hedrick, MD	President, Director	March 6, 2009
Marc H. Hedrick, MD

/s/ Mark E. Saad	Chief Financial Officer (Principal Financial Officer)	March 6, 2009
Mark E. Saad

/s/ John W. Townsend	Chief Accounting Officer	March 6, 2009
John W. Townsend

/s/ David M. Rickey	Director	March 6, 2009
David M. Rickey

/s/ Rick Hawkins	Director	March 6, 2009
Rick Hawkins

/s/ E. Carmack Holmes, MD	Director	March 6, 2009
E. Carmack Holmes, MD

/s/ Paul W. Hawran	Director	March 6, 2009
Paul W. Hawran