Form 10-Q
period 2009-03-31
CYTORI THERAPEUTICS, INC.
filed 2009-05-11
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐  No  ☐

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
Yes   ☐    No  ☒

As of April 30, 2009, there were 34,088,915 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2009	As of December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$15,472,000	$12,611,000
Accounts receivable, net of allowance for doubtful accounts of $272,000 and $122,000 in 2009 and 2008, respectively	1,219,000	1,308,000
Inventories, net	1,851,000	2,143,000
Other current assets	1,158,000	1,163,000

Total current assets	19,700,000	17,225,000

Property and equipment, net	2,278,000	2,552,000
Investment in joint venture	308,000	324,000
Other assets	649,000	729,000
Intangibles, net	801,000	857,000
Goodwill	3,922,000	3,922,000

Total assets	$27,658,000	$25,609,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$4,395,000	$5,088,000
Current portion of long-term obligations	2,497,000	2,047,000

Total current liabilities	6,892,000	7,135,000

Deferred revenues, related party	16,474,000	16,474,000
Deferred revenues	2,464,000	2,445,000
Warrant liability	677,000	—
Option liability	2,270,000	2,060,000
Long-term deferred rent	84,000	168,000
Long-term obligations, less current portion	4,520,000	5,044,000

Total liabilities	33,381,000	33,326,000

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2009 and 2008	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 34,088,915 and 31,176,275 shares issued and 34,088,915 and 29,303,441 shares outstanding in 2009 and 2008, respectively	34,000	31,000
Additional paid-in capital	159,629,000	161,214,000
Accumulated deficit	(165,386,000)	(162,168,000)
Treasury stock, at cost	—	(6,794,000)

Total stockholders’ deficit	(5,723,000)	(7,717,000)

Total liabilities and stockholders’ deficit	$27,658,000	$25,609,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

Product revenues:
Related party	$564,000	$—
Third party	1,348,000	153,000
	1,912,000	153,000

Cost of product revenues	1,087,000	60,000

Gross profit	825,000	93,000

Development revenues:
Development, related party	—	774,000
Research grants and other	8,000	37,000
	8,000	811,000

Operating expenses:
Research and development	3,468,000	4,963,000
Sales and marketing	1,286,000	958,000
General and administrative	2,494,000	3,111,000
Change in fair value of warrants	(1,021,000)	—
Change in fair value of option liability	210,000	200,000

Total operating expenses	6,437,000	9,232,000

Operating loss	(5,604,000)	(8,328,000)

Other income (expense):
Interest income	14,000	76,000
Interest expense	(400,000)	(23,000)
Other income (expense), net	(92,000)	11,000
Equity loss from investment in joint venture	(16,000)	(9,000)

Total other income (expense), net	(494,000)	55,000

Net loss	$(6,098,000)	$(8,273,000)

Basic and diluted net loss per share	$(0.20)	$(0.34)

Basic and diluted weighted average common shares	30,266,169	24,442,655

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(6,098,000)	$(8,273,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346,000	392,000
Amortization of deferred financing costs and debt discount	199,000	—
Warranty provision	(11,000)	(11,000)
Provision for doubtful accounts	150,000	7,000
Change in fair value of warrants	(1,021,000)	—
Change in fair value of option liability	210,000	200,000
Share-based compensation expense	643,000	554,000
Equity loss from investment in joint venture	16,000	9,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(61,000)	(144,000)
Inventories	292,000	(360,000)
Other current assets	(18,000)	(18,000)
Other assets	26,000	(39,000)
Accounts payable and accrued expenses	(682,000)	(631,000)
Deferred revenues, related party	—	(774,000)
Deferred revenues	19,000	—
Long-term deferred rent	(84,000)	(74,000)

Net cash used in operating activities	(6,074,000)	(9,162,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	—	2,239,000
Purchases of short-term investments	—	(2,239,000)
Purchases of property and equipment	(9,000)	(175,000)

Net cash used in investing activities	(9,000)	(175,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(203,000)	(173,000)
Proceeds from exercise of employee stock options	3,000	55,000
Proceeds from sale of common stock	6,086,000	6,000,000
Costs related to sale of common stock	(875,000)	—
Proceeds from sale of treasury stock	3,933,000	—

Net cash provided by financing activities	8,944,000	5,882,000

Net increase (decrease) in cash and cash equivalents	2,861,000	(3,455,000)

Cash and cash equivalents at beginning of period	12,611,000	11,465,000

Cash and cash equivalents at end of period	$15,472,000	$8,010,000

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$205,000	$24,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2008.

2.	Use of Estimates

The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, valuing warrants, valuing our put option arrangement with Olympus Corporation (Put option) (see notes 13 and 14), determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, assessing how to report our investment in Olympus-Cytori, Inc., estimating our allowance for doubtful accounts and valuation of inventory.

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

3.	Liquidity

We incurred losses of $6,098,000 and $8,273,000 for the three months ended March 31, 2009 and 2008, respectively.  We have an accumulated deficit of $165,386,000 as of March 31, 2009.  Additionally, we have used net cash of $6,074,000 and $9,162,000 to fund our operating activities for three months ended March 31, 2009 and 2008, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  Accordingly, the combination of these facts raises substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to further reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  In August 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  In October 2008, we entered into a secured Loan Agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to

$15,000,000.  An initial term loan of $7,500,000, less fees and expenses, was funded on October 14, 2008.  We could not access the remaining $7,500,000 under this facility as we were not able to meet certain financial prerequisites that had been established by the Lenders.  In March 2009, we raised approximately $10,000,000 in gross proceeds from the sale to institutional investors of a total of 4,771,174 shares of our common stock (the “Shares”) and warrants to purchase up to a total of 6,679,644 additional shares of our common stock (the “Warrants”) at a purchase price of $2.10 per unit, with each unit consisting of one (1) Share and one and four-tenths (1.4) Warrants (with an exercise price of $2.59 per share).

We expect to continue to utilize our cash and cash equivalents to fund operations through the next nine months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions or corporate partnerships in the near-term. Without this additional capital, current working capital, cash generated from sales and containment of costs will not provide adequate funding for operations at their current levels. If such efforts are not successful, we will need to further reduce or curtail operations and this could negatively affect our ability to achieve corporate growth goals.  We have implemented an operating plan that reduces certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.  In addition, as part of this plan, there will be minimal expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we significantly reduced administrative staff and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions resulted in eliminations of roles for the many of the Company’s current staff (our overall headcount decreased to 85 employees as of March 31, 2009 as compared to 126 employees as of December 31, 2008) and the deferral or elimination of most research and development projects until such time that cash resources are available from operations or outside sources to re-establish development and growth plans.  Management is currently reviewing contractual obligations related to the pre-clinical and clinical commitments along with minimum purchase requirements to include deferral of such commitments as part of this plan.

4.	Short-Term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of March 31, 2009 and December 31, 2008.

5.	Warrant Liability

Effective January 1, 2009 we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, original amount of 1,412,758 of our issued and outstanding common stock purchase warrants previously classified as a component of stockholders’ deficit are now presented as a liability. These warrants had an original exercise price of $8.50 and expire in August 2013 (see note 15 for warrant adjustments).  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $2.9 million to beginning accumulated deficit and $1.7 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants declined to $677,000 as of March 31, 2009. As such, we recognized a $1.0 million gain from the change in fair value of these warrants for the three months ended March 31, 2009.

These common stock purchase warrants were initially issued in connection with our August 2008 private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	As of March 31, 2009	As of December 31, 2008
Expected term	4.36 years	4.61 years
Common stock market price	$1.72	$3.61
Risk-free interest rate	1.67%	1.55%
Expected volatility	70.05%	65.71%
Resulting fair value (per warrant)	$0.40	$1.20

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on five-year U.S. Treasury securities.

See note 14 for further discussion of fair value for these warrants.

6.	Revenue Recognition

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.  Revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For Celution® 800/CRS System sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our product.

For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components as determined in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  When more than one element such as product maintenance or technical support services are included in an arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting.  An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items.  Fair value is generally determined based upon the price charged when the element is sold separately.  In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements.  Fair values for undelivered elements are determined based on vendor-specific objective evidence.  Deferred service revenue is recognized ratably over the period the services are provided.  In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for delivered elements until all undelivered elements have been fulfilled.

Concentration of Significant Customers

For the three months ended March 31, 2009, our sales were concentrated in two distributors and one direct customer, which in aggregate comprised 72% of our revenue recognized for the three months ended March 31, 2009.  Asia-Pacific region accounted for 65% of our revenue recognized for the three months ended March 31, 2009.  Additionally, one distributor and one end customer accounted for 70% of total outstanding accounts receivable as of March 31, 2009.  We continuously monitor the creditworthiness of our distributors and believe our sales to diverse end customers and to diverse geographies further serve to mitigate our exposure to credit risk.

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

We received substantial funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution® System platform and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable under EITF 00-21.  The recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $774,000 for the three months ended March 31, 2008.  No similar revenue was recognized for the three months ended March 31, 2009.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three months ended March 31, 2009 and 2008.

7.	Inventories

Inventories are carried at the lower of cost, which approximates average cost, determined on the first-in, first-out (FIFO) method, or market.

Inventories consisted of the following:

	March 31,	December 31,
	2009	2008

Raw materials	$967,000	$712,000
Work in process	462,000	347,000
Finished goods	422,000	1,084,000
	$1,851,000	$2,143,000

8.	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three months ended March 31, 2009 and 2008, we had no impairment losses associated with our long-lived assets.

9.	Share-Based Compensation

During the first quarter of 2009, we made a company-wide option grant to our non-executive employees to purchase up to 249,250 shares of our common stock, subject to a four-year graded vesting schedule. The grant date fair value of the awards was $2.00 per share.  Following the reduction of our workforce at the end of the same quarter, 182,100 of these options remained outstanding.  The resulting share-based compensation expense of $364,200, net of estimated forfeitures, will be recognized as expense over the employees’ respective service periods.

During the first quarter of 2009, we issued to our officers and directors options to purchase an aggregate of up to 585,000 shares of our common stock, with four-year graded vesting for our officers and two-year graded vesting for our directors. The grant date fair value of the awards granted to our officers and directors was $2.70 per share. The resulting share-based compensation expense of $1,579,500, net of estimated forfeitures, will be recognized as expense over the respective service periods.

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

On January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on our financial statements.

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2009 and 2008, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 16,983,686 and 8,248,870 for the three month periods ended March 31, 2009 and 2008, respectively.

11.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including, but not limited to, conducting pre-clinical development research, recruiting and enrolling patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of March 31, 2009, we have pre-clinical research study obligations of $281,000 (which are expected to be fully completed within a year) and clinical research study obligations of $5,500,000 ($2,500,000 of which are expected to be completed within a year).

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

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of March 31, 2009, we have minimum purchase obligations of $2,125,000 ($1,169,000 of which are to be expected to complete within a year).

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

The University of Pittsburgh filed a lawsuit in the fourth quarter of 2004, naming all of the inventors who had not assigned their ownership interest in the ‘231 Patent to the University of Pittsburgh.  It was seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of the ‘231 Patent.  This lawsuit has subjected us to and may continue to subject us to significant costs and expenses.

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

During the three months ended March 31, 2009 and 2008 we expensed $8,000 and $167,000, respectively, for legal fees related to this license.  These expenses have been classified as general and administrative expense in the accompanying financial statements.  We believe that the amount accrued as of March 31, 2009 of $667,000 is a reasonable estimate of our liability for the expenses incurred through March 31, 2009.

13.	Transactions with Olympus Corporation

Initial Investment by Olympus Corporation in Cytori

In 2005, we entered into a common stock purchase agreement with Olympus in which we received $11,000,000 in cash proceeds.  We received an additional $11,000,000 from Olympus in August 2006 for the issuance of approximately 1,900,000 shares of our common stock at $5.75 per share.  We received an additional $6,000,000 from Olympus in August 2008 for the issuance of 1,000,000 unregistered shares of our common stock at $6.00 per share and 500,000 common stock warrants (with an original exercise price of $8.50 per share, see note 15) under a private placement offering.

As of March 31, 2009, Olympus holds approximately 11.77% of our issued and outstanding shares.  Additionally, Olympus has a right to designate a director to serve on our Board of Directors, which it has not yet exercised, though it has from time to time utilized an observer to attend Company Board meetings.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At March 31, 2009, the carrying value of our investment in the Joint Venture is $308,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three months ended March 31, 2009 and 2008, respectively.

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

At March 31, 2009 and December 31, 2008, the estimated fair value of the Put was $2,270,000 and $2,060,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	March 31, 2009	December 31, 2008

Expected volatility of Cytori	70.00%	68.00%
Expected volatility of the Joint Venture	70.00%	68.00%
Bankruptcy recovery rate for Cytori	21.00%	21.00%
Bankruptcy threshold for Cytori	$15,711,000	$16,740,000
Probability of a change of control event for Cytori	2.67%	2.80%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	2.71%	2.25%

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

14.	Fair Value Measurements

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

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,830,000	$6,830,000	$—	$—

Liabilities:
Put option liability	$(2,270,000)	$—	$—	$(2,270,000)
Warrant liability	$(677,000)	$—	$(677,000)	$—

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

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

The following table summarizes the change in our Level 3 put option liability value:

	Three months ended	Year ended
Put option liability	March 31, 2009	December 31, 2008

Beginning balance	$(2,060,000)	$(1,000,000)
Increase in fair value recognized in operating expenses	(210,000)	(1,060,000)
Ending balance	$(2,270,000)	$(2,060,000)

Our warrant liability is calculated utilizing the Black-Scholes option-pricing model in which all significant inputs are observable in active markets, such as common stock market price, volatility, and risk free rate, therefore the warrant liability is classified as Level 2 in the fair value hierarchy. See note 5 for further discussion of fair value for these warrants.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of March 31, 2009.

15.	Stockholders’ Deficit

Common Stock
On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of March 31, 2009, Green Hospital Supply, Inc., a related party, holds approximately 8.8% of our issued and outstanding shares.

On August 11, 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  Purchase price per unit was $6.00, with each unit consisting of one (1) common stock share and a half (0.5) common stock warrant.  These warrants will not be exercisable until six months after the date of issuance and will expire five years after the date the warrants are first exercisable. Effective January 1, 2009, warrants issued in August 2008 as part of our private placement of common stock are accounted for in accordance with EITF Issue No. 07-5.   EITF 07-5 provides a framework for evaluating the terms of a particular instrument to determine whether such instrument is considered a derivative financial instrument.  Under EITF 07-5, warrants issued in August 2008 as part of our private placement of common stock are classified as a warrant liability in our consolidated balance sheet.  See note 5 – Warrant Liability.

On March 10, 2009, we raised approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock (the “Shares”) and warrants to purchase up to a total of 6,679,644 additional shares of our common stock (the “Warrants”) at a purchase price of $2.10 per unit, with each unit consisting of one (1) Share and one and four-tenths (1.4) Warrants.  The Warrants will not be exercisable until six months after the date of issuance and will expire five years after the date the warrants are first exercisable. The Warrants will have an exercise price of $2.59 per share, which was the consolidated closing bid price of the Company's common stock on March 9, 2009, as reported by NASDAQ. The Shares and the Warrants are immediately separable and will be issued separately.  We have accounted for the Warrants as a component of stockholders’ deficit, consistent with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The Warrants must be settled through a cash exercise whereby the warrant holder exchanges cash for shares of Cytori common stock, unless the exercise occurs when the related registration statement is not effective, in which case the warrant holder can only exercise through the cashless exercise feature of the warrant agreement.

Warrant Adjustments
Our issuance of the Warrants with an exercise price of $2.59 per share in connection with our March 2009 equity offering, triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, the common stock warrants issued on August 11, 2008, are currently exercisable for 1,679,503 shares of our common stock at an exercise price of $7.15 per share.

Treasury Stock
As part of our equity offering on March 10, 2009, we sold our remaining 1,872,834 shares of common stock from our treasury for $3,933,000 cash, or $2.10 per share.  The cost basis of the treasury stock sold was at a weighted average purchase price, or $3.63 per share, resulting in a loss of $1.53 per share, or $2,861,000 in aggregate, and was accounted for as a charge to additional paid-in capital.

16.	Subsequent Events

On May 7, 2009, we entered into a security purchase agreement with institutional investors for the sale of a total of 1,864,783 unregistered shares of our common stock and warrants to purchase up to a total of 3,263,380 unregistered share of our common stock for approximately $4,252,000 in gross proceeds.  Purchase price per unit was $2.28, with each unit consisting of one (1) share of our common stock and one and seventy five-hundredth (1.75) common stock warrants.  These warrants will have an exercise price of $2.62 per share and a five year term after their date of issuance.  The closing is expected to take place on or about May 11, 2009.

Warrant Adjustments
Our issuance of shares and warrants in the May 7, 2009 offering is expected to trigger an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  Upon closing of our May 2009 transaction, the common stock warrants issued on August 11, 2008, will be exercisable for 1,816,708 shares of our common stock at an exercise price of $6.61 per share.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Liquidity

We incurred losses of $6,098,000 and $8,273,000 for the three months ended March 31, 2009 and 2008, respectively.  We have an accumulated deficit of $165,386,000 as of March 31, 2009.  Additionally, we have used net cash of $6,074,000 and $9,162,000 to fund our operating activities for three months ended March 31, 2009 and 2008, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  Accordingly, the combination of these facts raises substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to further reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  In August 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  In October 2008, we entered into a secured Loan Agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, was funded on October 14, 2008.  We could not access the remaining $7,500,000 under this facility as we were not able to meet certain financial prerequisites that had been established by the Lenders.  In March 2009, we raised approximately $10,000,000 in gross proceeds from the sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common with an exercise price of $2.59 per share.

We expect to continue to utilize our cash and cash equivalents to fund operations through the next nine months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital, cash generated from sales and containment of costs will not provide adequate funding for operations at their current levels. If such efforts are not successful, we will need to further reduce or curtail operations and this could negatively affect our ability to achieve corporate growth goals.  We have implemented an operating plan that reduces certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.  In addition, as part of this plan, there will be minimal expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we significantly reduced administrative staff and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions resulted in eliminations of roles for the many of the Company’s current staff (our overall headcount decreased to 85 employees as of March 31, 2009 as compared to 126 employees as of December 31, 2008) and the deferral or elimination of most development projects until such time that cash resources are available from operations or outside sources to re-establish development and growth plans.  Management is currently reviewing contractual obligations related to the pre-clinical and clinical commitments along with minimum purchase requirements to include deferral of such commitments as part of this plan.

Overview

Cytori Therapeutics, Inc. develops and globally commercializes regenerative medicine technologies, which provide real-time, point-of-care access to clinical grade regenerative cells. The Company’s main product is the Celution® System, the first and only automated device that enables rapid extraction, concentration and reinfusion of a patient’s adipose regenerative cells in a single surgical procedure. Our technology is incorporated into two product families. The Celution®-related products are sold throughout Europe and Asia primarily into the cosmetic and reconstructive surgery market and are under evaluation by the U.S. FDA. Our StemSource® products are sold globally for cell banking and research applications. We are also developing additional clinical uses of our technology for the treatment of multiple medical conditions, including cardiovascular disease, urinary tract disorders and would related conditions. To commercialize our technology, Cytori has partnered with global and regional leaders in healthcare such as Olympus Corporation, GE Healthcare and Green Hospital Supply.

Cytori is working with multiple distributors to commercialize the Celution® into the European cosmetic and reconstructive surgery market. The Celution® 800/CRS is currently sold by GE Healthcare in select European countries. In order to support future sales, expand claims, and seek reimbursement for the use of the Celution® System in post-partial mastectomy defect reconstruction, Cytori is conducting a 70 patient European post-marketing study, RESTORE-2. We have currently enrolled more than 50% of the patients.  Final results from this study are expected to be reported in 2010, with initial data on a subset of patients who have been followed for six months reported in late 2009. In the United States, we are continuing to seek regulatory and marketing approval for the Celution® 700 System family of products, the U.S. version of the device. We expect to finalize our U.S. regulatory and clinical development strategy later in 2009.

The StemSource® Cell Bank products are being offered through our commercialization partner Green Hospital Supply in Japan, Korea, Taiwan and Thailand. We believe that continued growth in the cell bank business in 2009 within Asia Pacific will be driven by hospitals where a device is already installed as part of an investigator-initiated study, and where physicians are already familiar with the use of the system and its benefits. In addition, GE Healthcare is commercializing both the StemSource® Banking and research products in select European countries and in North America.  The commercialization activities are performed predominantly by our distributors, however we continue to serve in a consulting capacity to assist as needed in sales and service.

In the first quarter of 2009, we completed enrollment in our European heart attack trial after the enrollment of the first cohort. Enrollment in our second European trial, for chronic ischemia, is ongoing and should be complete in 2009. Cardiovascular disease represents our most advanced product pipeline application. Once results are available, we plan to either seek a co-development partner or pursue further development in a measured way until such time as we have the adequate financial resources to invest in pivotal European studies and U.S. clinical trials.

In partnership with Olympus Corporation, we continued to work towards finalizing the second commercial generation Celution® System.  Currently, we manufacture the first commercial generation Celution® System and consumables at our corporate headquarters and provide all servicing for the device through our regional offices.

During the first quarter of 2009, we were granted several additional U.S. patents and patent allowances, which cover various aspects of the Celution® System technology and applications of the Celution® System output. These developments further protect our proprietary rights and competitive position.

In addition to our increased investment in commercial activities, in the first quarter of 2009 we implemented a reduction in preclinical research and cardiovascular disease development expenses and are continually looking for ways to reduce expenditures. Because we have passed the feasibility stage and are now manufacturing commercial products, we have less reliance going forward on basic and preclinical development activities. Preclinical research will continue at a base level required to fulfill demands for potential partnerships, expanding intellectual property, and supporting commercial activities.

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

As of March 31, 2009, the estimated fair value of the Put was $2,270,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

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

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture which allowed us to commercially launch the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement provides for the sale of the Cytori-developed Celution® System platform, including the Celution® 800/CRS and Celution® 900/MB, until such  time as the Joint Venture’s products are commercially available for the same market served by the Cytori platform, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and had recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three months ended March 31, 2009 and 2008.

Results of Operations

Our overall net losses for the three months ended March 31, 2009 and 2008 were $6,098,000 and $8,273,000, which was driven by $3,468,000 and $4,963,000 in research and development expenses, $1,286,000 and $958,000 in sales and marketing expenses, and $2,494,000 and $3,111,000 in general and administrative expenses, respectively. The net loss for the three months ended March 31, 2009 reflects expenses related to expansion and pursuit of distribution partners, research efforts related to regenerative cell technology commercialization as well as costs associated with clinical trials.  The losses for these periods were offset in part by the recognition of revenue on our Celution® System product sales and Celution® StemSource® Cell Bank.  We experienced minimal activity in the MacroPore operating segment for the three months ended March 31, 2009 and 2008.  We currently expect our net operating loss for 2009 will be approximately $18,000,000 to $20,000,000.

Product revenues

Product revenues consisted of revenues from our Celution® System products and Celution® StemSource® Cell Bank.

The following table summarizes the components for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008

Celution® Systems
Related party	$564,000	$—
Third party	1,348,000	153,000
Total product revenues	$1,912,000	$153,000
% attributable to Green Hospital Supply, Inc.	29.5%	—

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

The future.  We expect to continue to generate regenerative cell technology product revenues during 2009 from Celution® 800/CRS and consumable sales in Europe and we expect to generate product revenues from StemSource® Cell Bank sales in Japan through our distribution partner Green Hospital Supply, Inc. Additionally, we expect to have Thin Film product revenues when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko, pending regulatory approval.

Cost of product revenues

Cost of product revenues for 2009 and 2008 relate to Celution® System products and a Celution® StemSource® Cell Bank and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008

Cost of product revenues	$1,071,000	$54,000
Share-based compensation	16,000	6,000
Total cost of product revenues	$1,087,000	$60,000
Total cost of product revenues as % of product revenues	56.9%	39.2%

•
The increase in cost of product revenues for the three months ended March 31, 2009 as compared to the same period in 2008 was due to increase in Celution® System product sales, for which initial revenue was recognized during the three months ended March 31, 2008, as our commercialization date was March 1, 2008.  We also recorded revenue for a StemSource® Cell Bank that was installed in the first quarter of 2009.  For the three months ended March 31, 2008, cost of sales included an economic benefit of approximately $35,000, related to inventory and labor/overhead previously expensed as research and development prior to our commercialization date of March 1, 2008.  Cost of product revenues as a percentage of product revenues was 56.9% and 39.2% for the three months ended March 31, 2009 and 2008, respectively.  Some fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.

•
Cost of product revenues included approximately $16,000 and $6,000 of share-based compensation expense for the three months ended March 31, 2009 and 2008, respectively.  For further details, see share-based compensation discussion below.

The future.  We expect to see a nominal variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008

Development (Olympus)	$—	$774,000
Research grant (NIH)	7,000	—
Regenerative cell storage services and other	1,000	37,000
Total development revenues	$8,000	$811,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the three months ended March 31, 2009 and 2008, we recognized $0 and $774,000 of revenue associated with our arrangements with Olympus, respectively.

The research grant revenue relates to our agreement with the National Institutes of Health (“NIH”).  Under this arrangement, the NIH reimburses us for “qualifying expenditures” related to research on Adipose Tissue-Derived Cells for Vascular Cell Therapy.  To receive funds under the grant arrangement, we are required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the grant agreement between the NIH and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to research on Adipose Tissue-Derived Cells for Vascular Therapy, and (iii) file appropriate forms and follow appropriate protocols established by the NIH.

During the three months ended March 31, 2009, we incurred $7,000 in qualified expenditures.  We recognized a total of $7,000 in revenues for the three months ended March 31, 2009, which included allowable grant fees as well as cost reimbursements.

The future.  We expect to recognize additional development revenues from our regenerative cell technology segment during the remainder of 2009, as the anticipated completion for the next phase of our Joint Venture and other Olympus product development performance obligations is in 2009.  If we are successful in achieving certain milestone points related to these activities, we may recognize approximately $1,200,000 in revenues in 2009.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008
General research and development	$2,564,000	$3,981,000
Development milestone (Joint Venture)	790,000	842,000
Share-based compensation	114,000	140,000
Total research and development expenses	$3,468,000	$4,963,000

•
Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.  Labor-related expenses, not including share-based compensation, decreased by $456,000 for the three months ended March 31, 2009, as compared to the same period in 2008 primarily due to the decrease in headcount for our research and development department as a result of achievement of commercialization and transfer of employees from research and development to the manufacturing department as well as reduction in force implemented by management at the end first quarter of 2009 and third quarter of 2008 in efforts to cut costs.  Professional services expense decreased by $304,000 for the three months ended March 31, 2009, as compared to the same period in 2008.  This was due to a decreased use of consultants and temporary labor for the three months ended March 31, 2009.  Expenses for supplies decreased by $542,000 for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to purchases of production supplies in 2008 prior to the related product line commercialization, which occurred on March 1, 2008.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets.  For the three months ended March 31, 2009 and 2008, costs associated with the development of the device were $790,000 and $842,000, respectively.  The decrease in the costs related to the Joint Venture with Olympus is primarily due to the completion of product development milestone activities. The three months ended March 31, 2009 and 2008 expenses were composed of $266,000 and $484,000 in labor and related benefits, $324,000 and $150,000 in consulting and other professional services, $171,000 and $34,000 in supplies and $29,000 and $174,000, respectively, in other miscellaneous expense.

•
Share-based compensation for research and development was $114,000 and $140,000 for the three months ended March 31, 2009 and 2008, respectively.  See share-based compensation discussion below for more details.

The future.  Our strategy is to substantially reduce our research and development expenditures in 2009 and we anticipate expenditures in this area to be well below the expenditures in 2008 as we shift our focus toward manufacturing and sales (see additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008

International sales and marketing	$1,173,000	$878,000
Share-based compensation	113,000	80,000
Total sales and marketing expenses	$1,286,000	$958,000

•
The increase in international sales and marketing expense for the three months ended March 31, 2009 as compared to the same period in 2008 was mainly attributed to the increase in salary and related benefits expense of $228,000, not including share-based compensation, an increase in travel related expenses of $38,000; and an increase in professional services of $30,000, which are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology as well as sales and marketing efforts related to our commercialization activities.

•
Share-based compensation for sales and marketing for the three months ended March 31, 2009 and 2008 was $113,000 and $80,000, respectively.  See share-based compensation discussion below for more details.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to be maintained at or near current levels as we continue to expand our base of distribution partners, strategic alliances and co-development partners, as well as market our Celution® System and StemSource® Cell Bank (see additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008

General and administrative	$2,094,000	$2,783,000
Share-based compensation	400,000	328,000
Total general and administrative expenses	$2,494,000	$3,111,000

•
A decrease in general and administrative expenses (excluding share-based compensation) occurred during the three months ended March 31, 2009 as compared to the same period in 2008.  This resulted primarily from a decrease in salary and related benefits expense of $363,000, not including share-based compensation, and a decrease in travel related expenses of $183,000 for the three months ended March 31, 2009 as compared to the same period in 2008.  These decreases resulted from management efforts to decrease costs, see additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
We have incurred substantial legal expenses in connection with the University of Pittsburgh’s lawsuit.  Although we are not litigants and are not responsible for any settlement costs, if we are not successful in overturning the Court’s decision on the ‘231 Patent, our license rights to the ‘231 Patent will be lost.  Since our current products and products under development do not practice the ‘231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the ‘231 Patent is unrelated to our current products and product pipeline, we believe that the ‘231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.  The amended license agreement we signed with UC in the third quarter of 2006 clarified that we are responsible for patent prosecution and litigation costs related to this lawsuit.  In the three months ended March 31, 2009 and 2008, we expensed $8,000 and $167,000, respectively, for legal fees related to this license.  Our legal expenses related to this lawsuit will fluctuate depending upon the activity incurred during each period.

•
Share-based compensation expense related to general and administrative expense for the three months ended March 31, 2009 and 2008 was $400,000 and $328,000, respectively.  See share-based compensation discussion below for more details.

The future.  We expect general and administrative expenses to be further reduced in 2009 compared to the prior year as we are seeking ways to minimize these expenses where possible (see additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Share-based compensation expenses

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008

Cost of product revenues	$16,000	$6,000
Research and development-related	114,000	140,000
Sales and marketing-related	113,000	80,000
General and administrative-related	400,000	328,000
Total share-based compensation	$643,000	$554,000

Most of the share-based compensation expenses in the three month ended March 31, 2009 and 2008 related to the vesting of stock option awards to employees.

During the first quarter of 2009, we made a company-wide option grant to our non-executive employees to purchase up to 249,250 shares of our common stock, subject to a four-year graded vesting schedule. The grant date fair value of the awards was $2.00 per share.  Following the reduction of our workforce at the end of this quarter, 182,100 of these options remained outstanding.  The resulting share-based compensation expense of $364,200, net of estimated forfeitures, will be recognized as expense over the employees’ respective service periods.

During the first quarter of 2009, we issued to our officers and directors options to purchase an aggregate of up to 585,000 shares of our common stock, with four-year graded vesting for our officers and two-year graded vesting for our directors. The grant date fair value of the awards granted to our officers and directors was $2.70 per share. The resulting share-based compensation expense of $1,579,500, net of estimated forfeitures, will be recognized as expense over the respective service periods.

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

The future.  We will continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of March 31, 2009, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $4,525,000. These costs are expected to be recognized over a weighted average period of 1.91 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008

Change in fair value of warrant liability	$(1,021,000)	$—

•
In August 2008, we issued common stock purchase warrants in connection with our private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	As of March 31, 2009	As of December 31, 2008
Expected term	4.36 years	4.61 years
Common stock market price	$1.72	$3.61
Risk-free interest rate	1.67%	1.55%
Expected volatility	70.05%	65.71%
Resulting fair value (per warrant)	$0.40	$1.20

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on five-year U.S. Treasury securities.

The future.  Future changes in the fair value of the warrant liability will be recognized currently in earnings until such time as the warrants are exercised or expire.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008

Change in fair value of option liability	$210,000	$200,000

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

The following assumptions were employed in estimating the value of the Put:

	March 31, 2009	December 31, 2008	November 4, 2005

Expected volatility of Cytori	70.00%	68.00%	63.20%
Expected volatility of the Joint Venture	70.00%	68.00%	69.10%
Bankruptcy recovery rate for Cytori	21.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$15,711,000	$16,740,000	$10,780,000
Probability of a change of control event for Cytori	2.67%	2.80%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	2.71%	2.25%	4.66%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008

Interest income	$14,000	$76,000
Interest expense	(400,000)	(23,000)
Other income (expense)	(92,000)	11,000
Total	$(478,000)	$64,000

•	Interest income decreased for the three months ended March 31, 2009 as compared to the same period in 2008 due to a decrease in interest rates.

•
Interest expense increased for the three months ended March 31, 2009 as compared to the same period in 2008 due to non-cash amortization of debt issuance costs and debt discount associated with a new term loan.  In October 2008, we entered into a secured Loan Agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, funded on October 14, 2008.

•	The changes in other income (expense) in the three months ended March 31, 2009 as compared to the same period in 2008 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in the remainder of 2009 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense to remain relatively consistent during the remainder of 2009.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three months ended March 31, 2009 and 2008:

	For the three months ended March 31,

	2009	2008
Equity loss in investment	$(16,000)	$(9,000)

The activity relates entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

The future.  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  Over the next one to two years, the Joint Venture is expected to incur labor costs related to the development of our second generation commercial system as well as general and administrative expenses, offset by royalty and other revenue expected to be generated by our current Celution® 800/CRS and future generation devices.  Though we have no obligation to do so, we plan to contribute funding to the Joint Venture to cover any costs should the Joint Venture deplete its cash balance.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$15,472,000	$12,611,000

Current assets	$19,700,000	$17,225,000
Current liabilities	6,892,000	7,135,000
Working capital	$12,808,000	$10,090,000

In order to continue the operations of our regenerative cell business at or near current levels, we will need to raise additional capital in the near term.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  Accordingly, the combination of these facts raises substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern.  If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to further reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties.  In August 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  In October 2008, we entered into a secured Loan agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, was funded on October 14, 2008.  We could not access the remaining $7,500,000 under this facility as we were not able to meet certain financial prerequisites that had been established by the Lenders.  In March 2009, we raised approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common with an exercise price of $2.59 per share.

We expect to continue to utilize our cash and cash equivalents to fund operations through the next nine months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of costs will not provide adequate funding for operations at their current levels. If such efforts are not successful, we will need to further reduce or curtail our operations and this could negatively affect our ability to achieve corporate growth goals.  We have implemented an operating plan that reduces certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.  In addition, as part of this plan, there will be minimal expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we significantly reduced administrative staff and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions resulted in eliminations of roles for the many of the Company’s current staff and the deferral or elimination of most development projects until such time that cash resources are available from operations or outside sources to re-establish development and growth plans.  Management is currently reviewing contractual obligations related to the pre-clinical and clinical commitments along with minimum purchase requirements to include deferral of such commitments as part of this plan.  Based on estimated annualized impact of reductions described above, we believe that cash operating requirements in the near term may be reduced to a range of $1.0 to $1.2 million per month.

From inception to March 31, 2009, we have financed our operations primarily by:

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

•
Receiving approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common with an exercise price of $2.59 per share in March 2009.

We do not expect significant capital expenditures during the remainder of 2009.

Any excess funds are expected to be retained as cash equivalents in money market accounts.

Our cash requirements for remainder of 2009 and beyond will depend on numerous factors, including our successful restructuring of our operating plan and business strategies as described above.  Under our previous operating plan, we would have expected to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time.  Under the new plan, we will seek to reduce these expenditures as much as possible.

The following summarizes our contractual obligations and other commitments at March 31, 2009, and the effect such obligations could have on our liquidity and cash flow in future periods (see additional discussion regarding Liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$7,710,000	$2,497,000	$5,196,000	$17,000	$—
Interest commitment on long-term obligations	1,171,000	678,000	488,000	5,000	—
Operating lease obligations	2,268,000	1,674,000	526,000	66,000	2,000
Minimum purchase requirements	2,125,000	1,169,000	956,000	—	—
Pre-clinical research study obligations	281,000	281,000	—	—	—
Clinical research study obligations	5,500,000	2,500,000	3,000,000	—	—
Total	$19,055,000	$8,799,000	$10,166,000	$88,000	$2,000

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2009 and 2008 is summarized as follows:

	For the three months ended March 31,
	2009	2008

Net cash used in operating activities	$(6,074,000)	$(9,162,000)
Net cash used in investing activities	(9,000)	(175,000)
Net cash provided by financing activities	8,944,000	5,882,000

Operating activities

Net cash used in operating activities for both periods presented resulted primarily from expenditures related to our regenerative cell research and development efforts.

Research and development efforts and other operational activities, offset in part by product sales, generated an operating loss of $6,098,000 for the three months ended March 31, 2009.  The operating cash impact of this loss was $6,074,000, after adjusting for the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation and amortization, change in fair value of option liabilities and warrants, changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Research and development efforts and other operational activities, offset in part by product sales, generated an operating loss of $8,273,000 for the three months ended March 31, 2008.  The operating cash impact of this loss was $9,162,000, after adjusting for the recognition of non-cash development revenue of $774,000, the consideration of non-cash share-based compensation of $554,000, other adjustments for material non-cash activities, such as depreciation and amortization, change in fair value of option liabilities, changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 resulted from purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2009 related primarily to an equity offering of approximately $10,000,000 in gross proceeds to institutional investors for a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share.

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

We believe it is important for you to understand our most critical accounting policies as these are policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results.  Below are the key updates to our accounting policies for the three months ended March 31, 2009.  These accounting policies should be read in conjunction with the accounting policies included in our annual report on Form 10-K for the year ended December 31, 2008.

Warrant Liability

Effective January 1, 2009 we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, the original amount of 1,412,758 of our issued and outstanding common stock purchase warrants previously classified as a component of stockholders’ deficit are now presented as liabilities.. These warrants had an original exercise price of $8.50 and expire in August 2013. (see note 15 for warrant adjustments) As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $2.9 million to beginning accumulated deficit and $1.7 million to a long-term warrant liability to recognize the fair value of such warrants on that date. The fair value of these warrants declined to $677,000 as of March 31, 2009, and we recognized a $1.0 million gain from the change in fair value of warrants for the three months ended March 31, 2009.

These common stock purchase warrants were initially issued in connection with our August 2008 private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in their fair value will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate their fair value using the Black-Scholes option pricing model and the following assumptions:

	As of March 31, 2009	As of December 31, 2008
Expected term	4.36 years	4.61 years
Common stock market price	$1.72	$3.61
Risk-free interest rate	1.67%	1.55%
Expected volatility	70.05%	65.71%
Resulting fair value (per warrant)	$0.40	$1.20

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on five-year U.S. Treasury securities.

Revenue Recognition

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.  Revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For Celution® 800/CRS System sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”).  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our product.

For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components as determined in accordance with EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  When more than one element such as product maintenance or technical support services are included in an arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting.  An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items.  Fair value is generally determined based upon the price charged when the element is sold separately.  In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements.  Fair values for undelivered elements are determined based on vendor-specific objective evidence.  Deferred service revenue is recognized ratably over the period the services are provided.  In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for delivered elements until all undelivered elements have been fulfilled.

Concentration of Significant Customers

For the three months ended March 31, 2009, our sales were concentrated in two distributors and one direct customer, which in aggregate comprised 72% of our revenue recognized for the three months ended March 31, 2009.  Asia-Pacific region accounted for 65% of our revenue recognized for the three months ended March 31, 2009.  Additionally, one distributor and one end customer accounted for 70% of total outstanding accounts receivable as of March 31, 2009.  We continuously monitor the creditworthiness of our distributors and believe our sales to diverse end customers and to diverse geographies further serve to mitigate our exposure to credit risk.

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

We received substantial funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution® System platform and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable under EITF 00-21.  The recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $774,000 for the three months ended March 31, 2008.  No similar revenue was recognized for the three months ended March 31, 2009.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three months ended March 31, 2009 and 2008.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of March 31, 2009.  As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

In 2008, we completed our goodwill impairment testing using a combination of an income-based approach incorporating discounted projections of estimated future cash flows and a market-based approach.  We concluded that the fair value of our main reporting unit exceeded its carrying value, and that none of our reported goodwill was impaired.

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

The application of FIN 46R involves substantial judgment.  Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at March 31, 2009 or for the three months then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued Staff Position “Effective Date of FASB Statement No. 157” (FSP No. 157-2), which delayed the adoption date until January 1, 2009 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS 157 for non-financial assets and liabilities did not have a material impact on our consolidated condensed financial position or results of operations.

On January 1, 2009, we adopted  SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51” ("SFAS 160").  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for annual periods beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have a significant effect on our consolidated condensed financial statements.

On January 1, 2009, we adopted SFAS No. 141 (revised 2007), “Business Combinations” ("SFAS 141R").  SFAS 141R retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations.  However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS 141R is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008.  The adoption of SFAS 141R did not have a significant effect on our consolidated condensed financial statements.

On January 1, 2009, we adopted EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).  EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  The guidance is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-1 did not have a significant effect on our consolidated condensed financial statements.

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, the original amount of 1,412,758 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an original exercise price of $8.50 and expire in August 2013. (see note 15 for warrant adjustments) As such, effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $2.9 million to beginning accumulated deficit and $1.7 million to a long-term warrant liability to recognize the fair value of such warrants on that date. The fair value of these warrants declined to $677,000 as of March 31, 2009, and we recognized a $1.0 million gain from the change in fair value of warrants for the three months ended March 31, 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other U.S. generally accepted accounting principles. This FSP is effective for our interim and annual financial statements beginning after November 15, 2008. The adoption of this FSP did not have a material impact on our consolidated condensed financial statements.

On January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated condensed financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS No. 141R.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively.  Adoption of EITF 08-6 did not have a material impact on our consolidated condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of March 31, 2009, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2009, we were not a party to any material legal proceeding.  We are not formally a party to the University of Pittsburgh patent litigation.  However, we are responsible for reimbursing certain related litigation costs.  On June 12, 2008, we received the Court’s final order concluding that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent.  The UC assignors are appealing the Court’s decision and a Notice of Appeal was filed on July 9, 2008.  Since our current products and products under development do not practice the ‘231 Patent, our primary ongoing business activities and product development pipeline should not be affected by the Court’s decision. Although the ‘231 Patent is unrelated to our current products and product pipeline, we believe that the ‘231 Patent and/or the other technology licensed from UC may have long term potential to be useful for future product developments, and so we have elected to support UC’s legal efforts in the appeal of the Court’s final order.

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

We are subject to the following significant risks, among others:

We need to raise more cash in the near term

We have almost always had negative cash flows from operations.  Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses.  We are required to raise capital from one or more sources in the near term to continue our operations at or close to the levels currently conducted.  We believe that without raising additional capital from accessible sources of financing, as well as an increase in capital from our operations, we may not have adequate funding to complete the development, pre-clinical activities,  clinical trials and marketing efforts required to successfully bring our current and future products to market.  In addition, if we are not successful in raising additional cash we will be required to negotiate with General Electric Capital Corporation (“GECC”) and Silicon Valley Bank (“SVB”) to obtain an amendment to the cash liquidity requirements of the Loan and Security Agreement dated October 14, 2008 (“Loan Agreement”). If we are not successful in obtaining either the additional funding or cash liquidity relief then we could be in default under the Loan Agreement. If we are in default or if our senior secured lenders otherwise assert that there has been an event of default, they may seek to accelerate our senior secured loan and exercise their rights and remedies under the Loan Agreement, including the sale of our property and other assets.  In such event, we may be forced to file a bankruptcy case or have an involuntary bankruptcy case filed against us or otherwise liquidate our assets.  Any of these events would have a substantial and material adverse effect on our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, arrangements with distribution partners, increased results of operations, or from other sources, or on terms attractive to us.  Although we entered into a $15,000,000 loan facility with GECC and SVB in October 2008, we could not access the remaining $7,500,000 under that facility as we were not able satisfy certain financial conditions on or before December 12, 2008.  The inability to obtain sufficient additional funds in the near term would, at a minimum, require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, clinical or regulatory activities, which could have a substantial negative effect on our results of operations and financial condition.

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

Most potential applications of our technology are pre-commercialization, which subjects us to development and marketing risks

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

Although we have begun introduction of the Celution® 800 and the Celution® 900-based StemSource® Cell Bank in 2008, we cannot assure that we will be able to manufacture sufficient numbers of such products to meet the demand, or that we will be able to overcome unforeseen manufacturing difficulties for these sophisticated medical devices, as we await the availability of the Joint Venture next generation Celution® device.

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

We depend on a few key officers

Our performance is substantially dependent on the performance of our executive officers and other key scientific and sales staff, including Christopher J. Calhoun, our Chief Executive Officer, and Marc Hedrick, MD, our President.  We rely upon them for strategic business decisions and guidance. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel.  Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract and retain such personnel.  The loss of the services of one or more of our executive officers or key scientific staff or the inability to attract and retain additional personnel and develop expertise as needed could have a substantial negative effect on our results of operations and financial condition.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Properties

We currently lease 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  The related rent agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  We also lease 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement provides for rent at a rate of $4.38 per square foot, expiring on November 30, 2009.  We also entered into a new lease during the second quarter of 2008 for 900 square feet of office space located at Via Gino Capponi n. 26, Florence, Italy.  The lease agreement provides for rent at a rate of $2.63 per square foot, expiring on April 22, 2014.  Additionally, we’ve entered into several lease agreements for corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $145,000 in rent per month.

Staff

As of March 31, 2009, we had 85 employees, including part-time and full-time employees.  These employees are comprised of 14 employees in manufacturing, 33 employees in research and development, 15 employees in sales and marketing and 23 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.

Item 6.  Exhibits

Exhibit No.	Description

4.2
Form of Warrant to Purchase Common Stock issued on March 13, 2009 pursuant to the Subscription Agreement, dated March 9, 2009, by and among the Company and the Purchasers identified on the signature pages thereto (filed as Exhibit 4.2 to our current report on Form 8-K filed on March 10, 2009 and incorporated by reference herein).

10.63	Subscription Agreement, dated March 9, 2009 (filed as Exhibit 10.63 to our Form 8-K Current Report as filed on March 10, 2009 and incorporated by reference herein).

10.64
Placement Agency Agreement, dated March 9, 2009, between Cytori Therapeutics, Inc. and Piper Jaffray & Co. (filed as Exhibit 10.64 to our Form   8-K Current Report as filed on March 10, 2009 and incorporated by reference herein).

10.65
Securities Purchase Agreement, dated May 7, 2009, by and among the Company and the Purchasers identified on the signature pages thereto (filed as Exhibit 10.63 to our current report on Form 8-K filed on May 8, 2009 and incorporated by reference herein).

10.66
Form of Warrant to Purchase Common Stock to be issued pursuant to the Securities Purchase Agreement, dated May 7, 2009, by and among the Company and the Purchasers identified on the signature pages thereto (filed as Exhibit 10.64 to our current report on Form 8-K filed on May 8, 2009 and incorporated by reference herein).

10.67
Registration Rights Agreement, dated May 7, 2009, by and among the Company and the Purchasers identified on the signature pages thereto (filed as Exhibit 10.65 to our current report on Form 8-K filed on May 8, 2009 and incorporated by reference herein).

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: May 11, 2009		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: May 11, 2009		Mark E. Saad
Chief Financial Officer