Form 10-Q
period 2009-06-30
CYTORI THERAPEUTICS, INC.
filed 2009-08-10
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes   ☐    No  ☒

As of July 31, 2009, there were 36,809,380 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2009	As of December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$13,920,000	$12,611,000
Accounts receivable, net of allowance for doubtful accounts of $422,000 and $122,000 in 2009 and 2008, respectively	1,504,000	1,308,000
Inventories, net	1,861,000	2,143,000
Other current assets	1,038,000	1,163,000

Total current assets	18,323,000	17,225,000

Property and equipment, net	1,812,000	2,552,000
Investment in joint venture	297,000	324,000
Other assets	582,000	729,000
Intangibles, net	746,000	857,000
Goodwill	3,922,000	3,922,000

Total assets	$25,682,000	$25,609,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,912,000	$5,088,000
Current portion of long-term obligations	2,564,000	2,047,000

Total current liabilities	6,476,000	7,135,000

Deferred revenues, related party	9,224,000	16,474,000
Deferred revenues	2,438,000	2,445,000
Warrant liability	2,810,000	—
Option liability	1,640,000	2,060,000
Long-term deferred rent	—	168,000
Long-term obligations, less current portion	3,974,000	5,044,000

Total liabilities	26,562,000	33,326,000

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2009 and 2008	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 36,234,380 and 31,176,275 shares issued and 36,234,380 and 29,303,441 shares outstanding in 2009 and 2008, respectively	36,000	31,000
Additional paid-in capital	165,296,000	161,214,000
Accumulated deficit	(166,212,000)	(162,168,000)
Treasury stock, at cost	—	(6,794,000)

Total stockholders’ deficit	(880,000)	(7,717,000)

Total liabilities and stockholders’ deficit	$25,682,000	$25,609,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Product revenues:
Related party	$9,000	$28,000	$573,000	$28,000
Third party	1,268,000	1,376,000	2,616,000	1,529,000
	1,277,000	1,404,000	3,189,000	1,557,000

Cost of product revenues	776,000	675,000	1,863,000	735,000

Gross profit	501,000	729,000	1,326,000	822,000

Development revenues:
Development, related party	7,250,000	—	7,250,000	774,000
Research grant and other	14,000	12,000	22,000	49,000
	7,264,000	12,000	7,272,000	823,000
Operating expenses:
Research and development	2,919,000	5,034,000	6,388,000	9,998,000
Sales and marketing	1,463,000	1,117,000	2,748,000	2,074,000
General and administrative	2,309,000	3,162,000	4,803,000	6,272,000
Change in fair value of warrants	2,133,000	—	1,112,000	—
Change in fair value of option liabilities	(630,000)	(200,000)	(420,000)	—

Total operating expenses	8,194,000	9,113,000	14,631,000	18,344,000

Operating loss	(429,000)	(8,372,000)	(6,033,000)	(16,699,000)

Other income (expense):
Interest income	4,000	38,000	18,000	114,000
Interest expense	(374,000)	(18,000)	(774,000)	(41,000)
Other expense, net	(16,000)	(53,000)	(108,000)	(43,000)
Equity loss from investment in joint venture	(11,000)	(8,000)	(27,000)	(17,000)

Total other income (expense)	(397,000)	(41,000)	(891,000)	13,000

Net loss	$(826,000)	$(8,413,000)	$(6,924,000)	$(16,686,000)

Basic and diluted net loss per common share	$(0.02)	$(0.33)	$(0.21)	$(0.66)

Basic and diluted weighted average common shares	35,077,783	25,819,980	33,732,954	25,131,317

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,924,000)	$(16,686,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	876,000	777,000
Amortization of deferred financing costs and debt discount	386,000	—
Warranty provision	(23,000)	(22,000)
Provision for doubtful accounts	300,000	61,000
Change in fair value of warrants	1,112,000	—
Change in fair value of option liabilities	(420,000)	—
Share-based compensation expense	1,276,000	1,199,000
Equity loss from investment in joint venture	27,000	17,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(496,000)	(1,125,000)
Inventories	282,000	(932,000)
Other current assets	78,000	23,000
Other assets	51,000	(85,000)
Accounts payable and accrued expenses	(1,153,000)	(490,000)
Deferred revenues, related party	(7,250,000)	(774,000)
Deferred revenues	(7,000)	—
Long-term deferred rent	(168,000)	(147,000)

Net cash used in operating activities	(12,053,000)	(18,184,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	—	5,006,000
Purchases of short-term investments	—	(5,006,000)
Purchases of property and equipment	(18,000)	(296,000)

Net cash used in investing activities	(18,000)	(296,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(803,000)	(346,000)
Proceeds from exercise of employee stock options	21,000	689,000
Proceeds from sale of common stock and warrants	11,189,000	12,000,000
Costs from sale of common stock and warrants	(960,000)	—
Proceeds from sale of treasury stock	3,933,000	—

Net cash provided by financing activities	13,380,000	12,343,000

Net increase (decrease) in cash and cash equivalents	1,309,000	(6,137,000)

Cash and cash equivalents at beginning of period	12,611,000	11,465,000

Cash and cash equivalents at end of period	$13,920,000	$5,328,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$399,000	$44,000
Taxes	—	—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  We have evaluated subsequent events for recognition or disclosure through August 10, 2009, which was the date we filed this Form 10-Q with the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2008.

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

We incurred losses of $826,000 and $6,924,000 for the three and six months ended June 30, 2009 and $8,413,000 and $16,686,000 for the three and six months ended June 30, 2008, respectively.  We have an accumulated deficit of $166,212,000 as of June 30, 2009.  Additionally, we have used net cash of $12,053,000 and $18,184,000 to fund our operating activities for the six months ended June 30, 2009 and 2008, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

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

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in discussions with multiple parties.  In March 2009, we raised approximately $10,000,000 in gross proceeds from the sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants (with an exercise price of $2.59 per share).  In May 2009, we raised approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants at a purchase price of $2.28 per unit, with each unit consisting of one (1) share and one and three-fourths (1.75) warrants (with an exercise price of $2.62 per share) to a syndicate of investors.  Additionally, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, with the offering price equal to 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each closing date. If with respect to any subsequent closing, our common stock’s ten day volume weighted average trading price is below $2.50 per share, then the closing will not occur.  We raised approximately $852,000 in gross proceeds from the sale of 275,000 at a purchase price of $3.10 at our initial closing on June 22, 2009.

We expect to continue to utilize our cash and cash equivalents to fund operations through the next nine months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  To the extent closing conditions are met, we expect the Seaside  88, LP agreement will significantly extend our available resources and may reduce our need for alternate financing.   Subsequent to the quarter ended June 30, 2009, we completed three scheduled closings with Seaside 88, LP during the period of July 1, 2009 through our filing date of August 10, 2009 raising in aggregate approximately $2,455,000 in gross proceeds from the sale of 825,000 shares of our common stock.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions or corporate partnerships in the near-term (including future closings of the Seaside 88, LP agreement). Without this additional capital, current working capital, cash generated from sales and containment of costs will not provide adequate funding for operations at their current levels. If such efforts are not successful, we will need to further reduce or curtail operations and this could negatively affect our ability to achieve corporate growth goals.  We have implemented an operating plan that reduces certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.  In addition, as part of this plan, there will be reduced expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we significantly reduced administrative staff and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions resulted in eliminations of roles for the many of the Company’s staff (our overall headcount decreased to 84 employees as of June 30, 2009 as compared to 126 employees as of December 31, 2008) and the deferral or elimination of most research and development projects until such time that cash resources are available from operations or outside sources to re-establish development and growth plans.

4.	Short-Term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of June 30, 2009 and December 31, 2008.

5.      Warrant Liability

Effective January 1, 2009 we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, an original amount of 1,412,758 of our issued and outstanding common stock purchase warrants previously classified as a component of stockholders’ deficit are now presented as a liability. These warrants had an original exercise price of $8.50 and expire in August 2013 (see note 16 for warrant adjustments).  As such, effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants had been treated as a derivative liability since their date of issue in August 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $2.9 million to beginning accumulated deficit and $1.7 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants increased to $2.8 million as of June 30, 2009. As such, we recognized a $2.1 and $1.1 million loss from the change in fair value of these warrants for the three and six months ended June 30, 2009, respectively.

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

	As of June 30, 2009	As of December 31, 2008
Expected term	4.12 years	4.61 years
Common stock market price	$3.61	$3.61
Risk-free interest rate	2.09%	1.55%
Expected volatility	73.65%	65.71%
Resulting fair value (per warrant)	$1.54	$1.20

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

Concentration of Significant Customers

For the six months ended June 30, 2009, our sales were concentrated in three distributors and one direct customer, which in aggregate comprised 61% of our revenue recognized for the six months ended June 30, 2009.  Our Asia-Pacific region sales accounted for 49% of our revenue recognized for the six months ended June 30, 2009.  Additionally, one distributor and one end customer accounted for 50% of total outstanding accounts receivable as of June 30, 2009.  We continuously monitor the creditworthiness of our distributors and believe our sales to diverse end customers and to diverse geographies further serve to mitigate our exposure to credit risk.

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

We received substantial funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront proceeds totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution® System platform and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable under EITF 00-21.  The recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $0 and $774,000 for the three and six months ended June 30, 2008.  During 2009, we recognized revenues of $7,250,000 for the three and six months ended June 30, 2009 upon completion of two clinical milestones.  The clinical milestones reflect the achievement of the primary goals of safety and feasibility as well as the completion of the enrollment process for both of our clinical cardiac trials.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three and six months ended June 30, 2009 and 2008.

7.	Inventories

Inventories are carried at the lower of cost, which approximates average cost, determined on the first-in, first-out (FIFO) method, or market.

Inventories consisted of the following:

	June 30,	December 31,
	2009	2008

Raw materials	$931,000	$712,000
Work in process	284,000	347,000
Finished goods	646,000	1,084,000
	$1,861,000	$2,143,000

8.	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three and six months ended June 30, 2009 and 2008, we had no impairment losses associated with our long-lived assets.

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

During the second quarter of 2009, we made a company-wide option grant to our non-executive employees to purchase up to 155,580 shares of our common stock, subject to a four-year graded vesting schedule. The grant date fair value of the awards was $1.18 per share.  The resulting share-based compensation expense of $183,000, net of estimated forfeitures, will be recognized as expense over the employees’ respective service periods.

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2009 and 2008, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 20,186,975 for the three and six month periods ended June 30, 2009 and 7,985,949 for the three and six month periods ended June 30, 2008, respectively.

11.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including, but not limited to, conducting pre-clinical development research, recruiting and enrolling patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of June 30, 2009, we have pre-clinical research study obligations of $253,000 (which are expected to be fully completed within a year) and clinical research study obligations of $4,800,000 ($2,400,000 of which are expected to be completed within a year).

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

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of June 30, 2009, we have minimum purchase obligations of $2,125,000 ($1,488,000 of which are to be expected to complete within a year).

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

On October 16, 2001, StemSource, Inc. entered into an exclusive worldwide license agreement with the Regents of the University of California or UC, licensing all of UC’s rights to certain pending patent applications being prosecuted by UC and (in part) by the University of Pittsburgh, for the life of these patents, with the right of sublicense.  The exclusive license includes issued U.S. patent number 7,470,537, and formerly included issued U.S. patent number 6,777,231, which we refer to as the ‘231 Patent, in addition to various international patents and pending U.S. and international applications relating to adipose-derived stem cells.  In November 2002, we acquired StemSource, and the license agreement was assigned to us.

The University of Pittsburgh filed a lawsuit in the fourth quarter of 2004 seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of the ‘231 Patent.   On June 9, 2008 the United States District Court for the Central District of California (“the District Court”) concluded that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent.  The District Court’s decision terminated UC’s rights to the ‘231 Patent.  Shortly thereafter, the UC assignors appealed the District Court’s decision to the United States Court of Appeals.  On July 23, 2009, the United States Court of Appeals affirmed the decision of the District Court confirming the termination of UC’s rights to the ‘231 Patent.  Since our current products and products under development do not practice the ‘231 Patent, our ongoing business activities and product development pipeline should not be affected by these events.

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

As of June 30, 2009, Olympus holds approximately 11.08% of our issued and outstanding shares.  Additionally, Olympus has a right to designate a director to serve on our Board of Directors, which it has not yet exercised, though it has from time to time utilized an observer to attend Company Board meetings.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (“FIN 46R”), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At June 30, 2009, the carrying value of our investment in the Joint Venture is $297,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three and six months ended June 30, 2009 and 2008, respectively.

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

At June 30, 2009 and December 31, 2008, the estimated fair value of the Put was $1,640,000 and $2,060,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	June 30, 2009	December 31, 2008

Expected volatility of Cytori	72.00%	68.00%
Expected volatility of the Joint Venture	72.00%	68.00%
Bankruptcy recovery rate for Cytori	19.00%	21.00%
Bankruptcy threshold for Cytori	$14,486,000	$16,740,000
Probability of a change of control event for Cytori	2.87%	2.80%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	3.53%	2.25%

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

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	June 30, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,831,000	$6,831,000	$—	$—

Liabilities:
Put option liability	$(1,640,000)	$—	$—	$(1,640,000)
Warrant liability	$(2,810,000)	$—	$(2,810,000)	$—

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

The following table summarizes the change in our Level 3 put option liability value:

	Six months ended	Three months ended
Put option liability	June 30, 2009	June 30, 2009

Beginning balance	$(2,060,000)	$(2,270,000)
Decrease in fair value recognized in operating expenses	420,000	630,000
Ending balance	$(1,640,000)	$(1,640,000)

Our warrant liability is calculated utilizing the Black-Scholes option-pricing model in which all significant inputs are observable in active markets, such as common stock market price, volatility, and risk free rate, therefore the warrant liability is classified as Level 2 in the fair value hierarchy.  See note 5 for further discussion of fair value for these warrants.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of June 30, 2009.

15.	Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair value of Financial Instruments”, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2009 and December 31, 2008, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments.

We utilize quoted market prices to estimate the fair value of our fixed rate debt, when available.  If quoted market prices are not available, we calculate the fair value of our fixed rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar terms to debt.

At June 30, 2009 and December 31, 2008, the aggregate fair value and the carrying value of the Company’s fixed rate debt were as follows:

	June 30, 2009		December 31, 2008

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate debt (1)	$6,535,000	$6,500,000	$7,178,000	$7,052,000

(1)     Carrying value includes $573,000 and $823,000 of debt discount as of June 30, 2009 and December 31, 2008, respectively.

16.	Stockholders’ Deficit

Common Stock
On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of June 30, 2009, Green Hospital Supply, Inc., a related party, holds approximately 8.28% of our issued and outstanding shares.

On August 11, 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  Purchase price per unit was $6.00, with each unit consisting of one (1)

common stock share and a half (0.5) common stock warrant.  These warrants were not exercisable until six months after the date of issuance and will expire five years after the date the warrants are first exercisable. Effective January 1, 2009, warrants issued in August 2008 as part of our private placement of common stock are accounted for in accordance with EITF Issue No. 07-5.   EITF 07-5 provides a framework for evaluating the terms of a particular instrument to determine whether such instrument is considered a derivative financial instrument.  Under EITF 07-5, warrants issued in August 2008 as part of our private placement of common stock are classified as a warrant liability in our consolidated condensed balance sheet.  See note 5 – Warrant Liability.

On March 10, 2009, we raised approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants.  The warrants will not be exercisable until six months after the date of issuance and will expire five years after the date the warrants are first exercisable. The warrants will have an exercise price of $2.59 per share, which was the consolidated closing bid price of the Company's common stock on March 9, 2009, as reported by NASDAQ. The shares and the warrants are immediately separable and will be issued separately.  We have accounted for the warrants as a component of stockholders’ deficit, consistent with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  The warrants must be settled through a cash exercise whereby the warrant holder exchanges cash for shares of Cytori common stock, unless the exercise occurs when the related registration statement is not effective, in which case the warrant holder can only exercise through the cashless exercise feature of the warrant agreement.

On May 14, 2009, we raised approximately $4,242,000 in net proceeds from a private placement of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock at a purchase price of $2.28 per unit, with each unit consisting of one (1) share and one and three-fourths (1.75) warrants.  The warrants are exercisable immediately and will expire five years after the date of issuance. The warrants will have an exercise price of $2.62 per share. We have accounted for the warrants as a component of stockholders’ deficit, consistent with EITF 00-19.

Additionally, on June 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions.  At an initial closing, the offering price will equal 87% of our common stock’s volume weighted average trading price during the trading day immediately prior to the initial closing date and at subsequent closings on each 14th day thereafter for one year the offering price will equal 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each subsequent closing date.  We raised approximately $852,000 in gross process from the sale of 275,000 at a purchase price of $3.10 at our initial closing on June 22, 2009.

Warrant Adjustments
Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, and our initial closing with Seaside 88, LP on June 22, 2009 triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of June 30, 2009, the common stock warrants issued on August 11, 2008, are currently exercisable for 1,824,991 shares of our common stock at an exercise price of $6.58 per share.

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

17.	Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth principles and requirements for subsequent events, specifically (i) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (iii) the disclosures that an entity should make about events and transactions occurring after the balance sheet date.  SFAS 165 is effective for interim reporting periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated condensed financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”).  SFAS 167 requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, or VIE, based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the

VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. We expect to adopt SFAS 167 on January 1, 2010, and currently are in the process of evaluating the potential effect of the adoption on its financial statements.

18.	Subsequent Events
We completed three scheduled closings with Seaside 88, LP during the period of July 1, 2009 through our filing date of August 10, 2009 in connection with the agreement we entered into with Seaside 88, LP on June 19, 2009.  During this period we raised an aggregate of approximately $2,455,000 in gross proceeds from the sale of 825,000 shares of our common stock.

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
•
Significant changes since our most recent Annual Report on Form 10-K in the Critical Accounting Policies and Significant Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

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

Liquidity

We incurred losses of $826,000 and $6,924,000 for the three and six months ended June 30, 2009 and $8,413,000 and $16,686,000 for the three and six months ended June 30, 2008, respectively.  We have an accumulated deficit of $166,212,000 as of June 30, 2009.  Additionally, we have used net cash of $12,053,000 and $18,184,000 to fund our operating activities for six months ended June 30, 2009 and 2008, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

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

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in discussions with multiple parties.  In March 2009, we raised approximately $10,000,000 in gross proceeds from the sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants (with an exercise price of $2.59 per share).  In May 2009, we raised approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants at a purchase price of $2.28 per unit, with each unit consisting of one (1) share and one and three-fourths (1.75) warrants (with an exercise price of $2.62 per share) to a syndicate of investors.  Additionally, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, with the offering price equal to 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each closing date. If with respect to any subsequent closing, our common stock’s ten day volume weighted average trading price is below $2.50 per share, then the closing will not occur.  We raised approximately $852,000 in gross proceeds from the sale of 275,000 at a purchase price of $3.10 at our initial closing on June 22, 2009.

We expect to continue to utilize our cash and cash equivalents to fund operations through the next nine months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  To the extent closing conditions are met, we expect the Seaside  88, LP agreement will significantly extend our available resources and may reduce our need for alternate financing.   Subsequent to the quarter ended June 30, 2009, we completed three scheduled closings with Seaside 88, LP during the period of July 1, 2009 through our filing date of August 10, 2009 raising in aggregate approximately $2,455,000 in gross proceeds from the sale of 825,000 shares of our common stock.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions or corporate partnerships in the near-term (including future closings of the Seaside 88, LP agreement). Without this additional capital, current working capital, cash generated from sales and containment of costs will not provide adequate funding for operations at their current levels. If such efforts are not successful, we will need to further reduce or curtail operations and this could negatively affect our ability to achieve corporate growth goals.  We have implemented an operating plan that reduces certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.  In addition, as part of this plan, there will be reduced expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we significantly reduced administrative staff and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions resulted in eliminations of roles for the many of the Company’s staff (our overall headcount decreased to 84 employees as of June 30, 2009 as compared to 126 employees as of December 31, 2008) and the deferral or elimination of most research and development projects until such time that cash resources are available from operations or outside sources to re-establish development and growth plans.

Overview

Cytori Therapeutics, Inc. develops and globally commercializes regenerative medicine technologies, which provide real-time, point-of-care access to clinical grade regenerative cells. The Company’s main product is the Celution® System, the first and only automated device that enables rapid extraction, concentration and re-implantation of a patient’s adipose regenerative cells in a single surgical procedure. Our technology is incorporated into two product families. The Celution® System-related products are sold throughout Europe and Asia primarily into the cosmetic and reconstructive surgery market and are under evaluation by the U.S. FDA. Our StemSource® products are sold globally for cell banking and research applications. We are also developing additional clinical uses of our technology for the treatment of multiple medical conditions, including cardiovascular disease, urinary tract disorders and wound related conditions.

To support future sales into the European and Asian cosmetic and reconstructive surgery market, we are seeking to expand indications-for-use and reimbursement for the use of the device in post-partial mastectomy defect reconstruction through a company-sponsored 70-patient European post-marketing study, RESTORE-2. In the United States, we are continuing to seek regulatory and marketing approval for the Celution® 700 System family of products. We are developing additional clinical applications for the Celution System output, which we hope to make commercially available in the future.  Cardiovascular disease represents our most advanced product pipeline application. To date, we have completed enrollment in two safety and feasibility studies, one for heart attack and another for chronic heart disease. Results from these studies are expected to be reported in the first half of 2010.

The StemSource® Cell Bank products are being offered through our commercialization partner Green Hospital Supply in Japan and additional Asian countries. In addition, GE Healthcare is commercializing both the StemSource® Banking and Research products in select European countries and in North America.

In partnership with Olympus Corporation, we continued to work towards finalizing the second commercial generation Celution®

System.  This version will be manufactured by the Olympus-Cytori Joint venture. Currently, we manufacture the first commercial generation Celution® System and consumables at our corporate headquarters and provide all servicing for the device through our regional offices.

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

As of June 30, 2009, the estimated fair value of the Put was $1,640,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

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

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture which allowed us to commercially launch the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement provides for the sale of the Cytori-developed Celution® System platform, including the Celution® 800/CRS and StemSource® 900/MB, until such  time as the Joint Venture’s products are commercially available for the same market served by the Cytori platform, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and had recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three and six months ended June 30, 2009 and 2008.

Results of Operations

Our overall net losses for the three and six months ended June 30, 2009 were $826,000 and $6,924,000 as compared to the net losses for the three and six months ended June 30, 2008 of $8,413,000 and $16,686,000, respectively.  The decrease in the losses is primarily due to the recognition of non-cash development revenue in the second quarter 2009 of $7,250,000 offset by a non-cash expense for the change in fair value of warrants of $2,133,000 and $1,112,000 for the three and six months ended June 30, 2009, respectively, and reduction of operating expenses implemented by the management.  Additional explanation for fluctuation of each of the revenue and expense line items is provided in the later part of this section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We experienced minimal activity in the MacroPore operating segment for the three and six months ended June 30, 2009 and 2008.  We currently expect our net operating loss for 2009 will be approximately $18,000,000 to $20,000,000.

Product revenues

Product revenues consisted of revenues from our Celution® System products and Celution® StemSource® Cell Bank.

The following table summarizes the components for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008

Celution® Systems
Related party	$9,000	$28,000	$573,000	$28,000
Third party	1,268,000	1,376,000	2,616,000	1,529,000
Total product revenues	$1,277,000	$1,404,000	$3,189,000	$1,557,000
% attributable to Green Hospital Supply, Inc.	0.7%	—	18.0%	—
% attributable to Olympus	—	2.0%	—	1.8%

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

The future.  We expect to continue to generate regenerative cell technology product revenues during 2009 from Celution® 800/CRS and consumable sales in Europe and we expect to generate product revenues from StemSource® Cell Bank sales in Japan through our distribution partner Green Hospital Supply, Inc, as well as StemSource® banking and research products  in the U.S. through our distribution partner GE Healthcare. Additionally, we expect to have Thin Film product revenues when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko, pending regulatory approval.

Cost of product revenues

Cost of product revenues for 2009 and 2008 relate to Celution® System products and a Celution® StemSource® Cell Bank and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008

Cost of product revenues	$765,000	$662,000	$1,835,000	$716,000
Share-based compensation	11,000	13,000	28,000	19,000
Total cost of product revenues	$776,000	$675,000	$1,863,000	$735,000
Total cost of product revenues as % of product revenues	60.8%	48.1%	58.4%	47.2%

•
The increase in cost of product revenues for the three and six months ended June 30, 2009 as compared to the same periods in 2009 was due to increase in Celution® System product sales, for which initial revenue was recognized during the three months ended March 31, 2008, as our commercialization date was March 1, 2008.  We also recorded revenue for a StemSource® Cell Bank that was installed in the first quarter of 2009.  For the three and six months ended June 30, 2008, cost of sales included an economic benefit of approximately $292,000 and $327,000, respectively, related to material cost and labor/overhead previously expensed as research and development prior to commercialization date of March 1, 2008 that was sold during the three and six months ended June 30, 2008.  Cost of product revenues as a percentage of product revenues was 60.8% and 58.4% for the three and six months ended June 30, 2009 and 48.1% and 47.2% for the three and six months ended June 30, 2008, respectively.  Some fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.

•
Cost of product revenues included approximately $11,000 and $28,000 of share-based compensation expense for the three and six months ended June 30, 2009, respectively.  In comparison, cost of product revenues included approximately $13,000 and $19,000 of share-based compensation expense for the three and six months ended June 30, 2008, respectively For further details, see share-based compensation discussion below.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008

Development (Olympus)	$7,250,000	$—	$7,250,000	$774,000
Research grant (NIH)	13,000	—	20,000	—
Regenerative cell storage services and other	1,000	12,000	2,000	49,000
Total regenerative cell technology	$7,264,000	$12,000	$7,272,000	$823,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  In the second quarter of 2009, we recognized $7,250,000 of revenue associated with our arrangements with Olympus as a result of achieving two clinical milestones during the quarter.  The clinical milestones reflect the achievement of the primary goals of safety and feasibility as well as the completion of the enrollment process for both of our clinical cardiac trials.  In the first quarter of 2008, we recognized $774,000 of revenue associated with our arrangements with Olympus.

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

During the three and six months ended June 30, 2009, we incurred $13,000 and $20,000 in qualified expenditures, respectively.  We recognized a total of $13,000 and $20,000 in revenues for the three six months ended June 30, 2009, which included allowable grant fees as well as cost reimbursements.

The future.  We expect to recognize additional development revenues from our regenerative cell technology segment during the remainder of 2009, as the anticipated completion for the next phase of our Joint Venture and other Olympus product development performance obligations is in 2009.  If we are successful in achieving certain milestone points related to these activities, we may recognize approximately $1,000,000 in revenues in the second half of 2009.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008

General research and development	$2,448,000	$4,502,000	$5,013,000	$8,484,000
Development milestone (Joint Venture)	337,000	371,000	1,127,000	1,213,000
Share-based compensation	134,000	161,000	248,000	301,000
Total research and development expenses	$2,919,000	$5,034,000	$6,388,000	$9,998,000

•
Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.  Labor-related expenses, not including share-based compensation, decreased by $834,000 and $1,290,000 for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008 primarily due to the decrease in headcount for our research and development department as a result of achievement of commercialization and transfer of employees from research and development to the manufacturing department as well as reduction in force implemented by management at the end first quarter of 2009 and third quarter of 2008 in efforts to cut costs.  Professional services expense decreased by $386,000 and $690,000 for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  This was due to a decreased use of consultants and temporary labor for the three and six months ended June 30, 2009.  Expenses for supplies decreased by $169,000 and $711,000 for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, primarily due to purchases of production supplies in 2008 prior to the related product line commercialization, which occurred on March 1, 2008.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets.  For the three and six months ended June 30, 2009, costs associated with the development of the device were $337,000 and $1,127,000, respectively.  For the three and six months ended June 30, 2008, costs associated with the development of the device were $371,000 and $1,213,000, respectively.  The decrease in the costs related to the Joint Venture with Olympus is primarily due to the completion of product development milestone activities. The three months ended June 30, 2009 and 2008 expenses were composed of $145,000 and $176,000 in labor and related benefits, $150,000 and $80,000 in consulting and other professional services, $15,000 and $14,000 in supplies and $27,000 and $101,000, respectively, in other miscellaneous expense.  The six months ended June 30, 2009 and 2008 expenses were composed of $411,000 and $660,000 in labor and related benefits, $474,000 and $230,000 in consulting and other professional services, $186,000 and $48,000 in supplies and $56,000 and $275,000, respectively, in other miscellaneous expense.

•
Share-based compensation for research and development was $134,000 and $248,000 for the three and six months ended June 30, 2009, respectively.  In comparison, share-based compensation for research and development was $161,000 and $301,000 for the three and six months ended June 30, 2008, respectively.  See share-based compensation discussion below for more details.

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

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008

International sales and marketing	$1,342,000	$1,033,000	$2,515,000	$1,909,000
Share-based compensation	121,000	84,000	233,000	165,000
Total sales and marketing expenses	$1,463,000	$1,117,000	$2,748,000	$2,074,000

•
The increase in international sales and marketing expense for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was mainly attributed to the increase in salary and related benefits expense of $183,000 and $411,000, respectively, not including share-based compensation, an increase in professional services of $72,000 and $103,000, respectively, which are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology as well as sales and marketing efforts related to our commercialization activities.

•
Share-based compensation for sales and marketing was $121,000 and $233,000 for the three and six months ended June 30, 2009, respectively.  In comparison, share-based compensation for sales and marketing was $84,000 and $165,000 for the three and six months ended June 30, 2008, respectively.  See share-based compensation discussion below for more details.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand our base of distribution partners, strategic alliances and co-development partners, as well as market our Celution® System and StemSource® Cell Bank (see additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008

General and administrative	$1,942,000	$2,775,000	$4,036,000	$5,558,000
Share-based compensation	367,000	387,000	767,000	714,000
Total general and administrative expenses	$2,309,000	$3,162,000	$4,803,000	$6,272,000

•
A decrease in general and administrative expenses (excluding share-based compensation) occurred during the three and six months ended June 30, 2009 as compared to the same periods in 2008.  This resulted primarily from a decrease in salary and related benefits expense of $472,000 and $835,000, respectively, not including share-based compensation, and a decrease in professional services expenses of $400,000 and $723,000 for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  These decreases resulted from management efforts to decrease costs, see additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Share-based compensation expense related to general and administrative expense was $367,000 and $767,000 for the three and six months ended June 30, 2009, respectively.  In comparison, share-based compensation expense related to general and administrative expense was $387,000 and $714,000 for the three and six months ended June 30, 2008, respectively.  See share-based compensation discussion below for more details.

The future.  We expect general and administrative expenses to be further reduced in 2009 compared to the prior year as we are seeking ways to minimize these expenses where possible (see additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Share-based compensation expenses

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008

Cost of product revenues	$11,000	$13,000	$28,000	$19,000
Research and development-related	134,000	161,000	248,000	301,000
Sales and marketing-related	121,000	84,000	233,000	165,000
General and administrative-related	367,000	387,000	767,000	714,000
Total share-based compensation	$633,000	$645,000	$1,276,000	$1,199,000

Most of the share-based compensation expenses in the three and six month ended June 30, 2009 and 2008 related to the vesting of stock option awards to employees.

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

During the second quarter of 2009, we made a company-wide option grant to our non-executive employees to purchase up to 155,580 shares of our common stock, subject to a four-year graded vesting schedule. The grant date fair value of the awards was $1.18 per share.  The resulting share-based compensation expense of $183,000, net of estimated forfeitures, will be recognized as expense over the employees’ respective service periods.

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

The future.  We expect to continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of June 30, 2009, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $4,132,000. These costs are expected to be recognized over a weighted average period of 1.91 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and six months ended June 30, 2009:

	For the three months ended June 30, 2009	For the six months ended June 30, 2009

Change in fair value of warrant liability	$2,133,000	$1,112,000

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

	As of June 30, 2009	As of December 31, 2008
Expected term	4.12 years	4.61 years
Common stock market price	$3.61	$3.61
Risk-free interest rate	2.09%	1.55%
Expected volatility	73.65%	65.71%
Resulting fair value (per warrant)	$1.54	$1.20

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

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008
Change in fair value of put option liability	$(630,000)	$(200,000)	$(420,000)	$—

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

The following assumptions were employed in estimating the value of the Put:

	June 30, 2009	December 31, 2008	November 4, 2005

Expected volatility of Cytori	72.00%	68.00%	63.20%
Expected volatility of the Joint Venture	72.00%	68.00%	69.10%
Bankruptcy recovery rate for Cytori	19.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$14,486,000	$16,740,000	$10,780,000
Probability of a change of control event for Cytori	2.87%	2.80%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	3.53%	2.25%	4.66%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the nine months ended June 30,

	2009	2008	2009	2008

Interest income	$4,000	$38,000	$18,000	$114,000
Interest expense	(374,000)	(18,000)	(774,000)	(41,000)
Other income (expense)	(16,000)	(53,000)	(108,000)	(43,000)
Total	$(386,000)	$(33,000)	$(864,000)	$30,000

•	Interest income decreased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 due to a decrease in interest rates.

•
Interest expense increased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 due to cash interest and non-cash amortization of debt issuance costs and debt discount associated with a new term loan.  In October 2008, we entered into a secured Loan Agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, funded on October 14, 2008.

•	The changes in other income (expense) in the three and six months ended June 30, 2009 as compared to the same periods in 2008 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in the remainder of 2009 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense to remain relatively consistent during the remainder of 2009.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and six months ended June 30, 2009 and 2008:

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008
Equity loss in investment	$(11,000)	$(8,000)	$(27,000)	$(17,000)

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Cash and cash equivalents	$13,920,000	$12,611,000

Current assets	$18,323,000	$17,225,000
Current liabilities	6,476,000	7,135,000
Working capital	$11,847,000	$10,090,000

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

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships.  We have an established history of raising capital through these platforms, and we are currently involved in discussions with multiple parties.  In March 2009, we raised approximately $10,000,000 in gross proceeds from the sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants (with an exercise price of $2.59 per share).  In May 2009, we raised approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants at a purchase price of $2.28 per unit, with each unit consisting of one (1) share and one and three-fourths (1.75) warrants (with an exercise price of $2.62 per share) to a syndicate of investors.  Additionally, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, with the offering price equal to 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each closing date. If with respect to any subsequent closing, our common stock’s ten day volume weighted average trading price is below $2.50 per share, then the closing will not occur.  We raised approximately $852,000 in gross proceeds from the sale of 275,000 at a purchase price of $3.10 at our initial closing on June 22, 2009.

We expect to continue to utilize our cash and cash equivalents to fund operations through the next nine months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  To the extent closing conditions are met, we expect the Seaside  88, LP agreement will significantly extend our available resources and may reduce our need for alternate financing.   Subsequent to the quarter ended June 30, 2009, we completed three scheduled closings with Seaside 88, LP during the period of July 1, 2009 through our filing date of August 10, 2009 raising in aggregate approximately $2,455,000 in gross proceeds from the sale of 825,000 shares of our common stock.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions or corporate partnerships in the near-term (including future closings of the Seaside 88, LP agreement). Without this additional capital, current working capital, cash generated from sales and containment of costs will not provide adequate funding for operations at their current levels. If such efforts are not successful, we will need to further reduce or curtail operations and this could negatively affect our ability to achieve corporate growth goals.  We have implemented an operating plan that reduces certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.  In addition, as part of this plan, there will be reduced expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we significantly reduced administrative staff and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions resulted in eliminations of roles for the many of the Company’s staff (our overall headcount decreased to 84 employees as of June 30, 2009 as compared to 126 employees as of December 31, 2008) and the deferral or elimination of most research and development projects until such time that cash resources are available from operations or outside sources to re-establish development and growth plans.  Based on estimated annualized impact of reductions described above, we believe that cash operating requirements in the near term may be reduced to a range of $1.0 to $1.2 million per month.

From inception to June 30, 2009, we have financed our operations primarily by:

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

•
Receiving approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants (with an exercise price of $2.62 per share) to a syndicate of investors in May 2009.

•
In June 2009 we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The Agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, at a discounted ten day volume weighted average pricing formula, subject to the satisfaction of customary closing conditions.  Initial closing took place on June 22, 2009 for approximately $852,000 in gross proceeds.

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

The following summarizes our contractual obligations and other commitments at June 30, 2009, and the effect such obligations could have on our liquidity and cash flow in future periods (see additional discussion regarding Liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$7,111,000	$2,564,000	$4,532,000	$15,000	$—
Interest commitment on long-term obligations	976,000	611,000	362,000	3,000	—
Operating lease obligations	1,854,000	1,627,000	176,000	51,000	—
Minimum purchase requirements	2,125,000	1,488,000	637,000	—	—
Pre-clinical research study obligations	253,000	253,000	—	—	—
Clinical research study obligations	4,800,000	2,400,000	2,400,000	—	—
Total	$17,119,000	$8,943,000	$8,107,000	$69,000	$—

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2009 and 2008 is summarized as follows:

	For the six months ended June 30,
	2009	2008

Net cash used in operating activities	$(12,053,000)	$(18,184,000)
Net cash used in investing activities	(18,000)	(296,000)
Net cash provided by financing activities	13,380,000	12,343,000

Operating activities

Net cash used in operating activities for both periods presented resulted primarily from expenditures related to our regenerative cell research and development efforts.

Research and development efforts and other operational activities, offset in part by product sales, generated an operating loss of $6,033,000 for the six months ended June 30, 2009.  The operating cash impact of this loss was $12,053,000, after adjusting for the recognition of non-cash development revenue of $7,250,000, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation and amortization, change in fair value of option liabilities and warrants, changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 resulted from purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2009 related primarily to a March 2009 equity offering of approximately $10,000,000 in gross proceeds to institutional investors for a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock and a May 2009 private placement of approximately   $4,242,000 in net proceeds to a syndicate of investors for a total of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants.

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

We believe it is important for you to understand our most critical accounting policies as these are policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results.  Below are the key updates to our accounting policies for the three months ended June 30, 2009.  These accounting policies should be read in conjunction with the accounting policies included in our annual report on Form 10-K for the year ended December 31, 2008.

Warrant Liability

Effective January 1, 2009 we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, the original amount of 1,412,758 of our issued and outstanding common stock purchase warrants previously classified as a component of stockholders’ deficit are now presented as liabilities.. These warrants had an original exercise price of $8.50 and expire in August 2013.  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $2.9 million to beginning accumulated deficit and $1.7 million to a long-term warrant liability to recognize the fair value of such warrants on that date. The fair value of these warrants increased to $2.8 million as of June 30, 2009, and we recognized a $2.1 million and $1.1 million loss from the change in fair value of warrants for the three and six months ended June 30, 2009, respectively.

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

	As of June 30, 2009	As of December 31, 2008
Expected term	4.12 years	4.61 years
Common stock market price	$3.61	$3.61
Risk-free interest rate	2.09%	1.55%
Expected volatility	73.65%	65.71%
Resulting fair value (per warrant)	$1.54	$1.20

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

Concentration of Significant Customers

For the six months ended June 30, 2009, our sales were concentrated in three distributors and one direct customer, which in aggregate comprised 61% of our revenue recognized for the six months ended June 30, 2009.  Our Asia-Pacific region sales accounted for 49% of our revenue recognized for the six months ended June 30, 2009.  Additionally, one distributor and one direct customer accounted for 50% of total outstanding accounts receivable as of June 30, 2009.  We continuously monitor the creditworthiness of our distributors and believe our sales to diverse end customers and to diverse geographies further serve to mitigate our exposure to credit risk.

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

We received substantial funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution® System platform and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable under EITF 00-21.  The recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $7,250,000 during the second quarter of 2009 and $774,000 during the first quarter of 2008, respectively.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three and six months ended June 30, 2009 and 2008.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of June 30, 2009.  As required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we must test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

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

The application of FIN 46R involves substantial judgment.  Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at June 30, 2009 or for the three or six months then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

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

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, the original amount of 1,412,758 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an original exercise price of $8.50 and expire in August 2013. (see note 15 for warrant adjustments) As such, effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $2.9 million to beginning accumulated deficit and $1.7 million to a long-term warrant liability to recognize the fair value of such warrants on that date. The fair value of these warrants increased to $2.8 million as of June 30, 2009, and we recognized a $2.1 million and $1.1 million loss from the change in fair value of warrants for the three and six months ended June 30, 2009, respectively.

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

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS No. 141R.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively.  The adoption of EITF 08-6 did not have a material impact on our consolidated condensed financial statements.

On April 1, 2009, we adopted the provisions of FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”  (“FSP No. FAS 107-1 and APB 28-1”), on a prospective basis. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements.  The adoption of the provisions of FSP No. FAS 107-1 and APB 28-1 did not affect our historical consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth principles and requirements for subsequent events, specifically (i) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (iii) the disclosures that an entity should make about events and transactions occurring after the balance sheet date.  SFAS 165 is effective for interim reporting periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated condensed financial statements. We evaluated the potential occurrence of subsequent events through August 10, 2009, the date at which the financial statements were issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”).  SFAS 167 requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, or VIE, based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. We expect to adopt SFAS 167 on January 1, 2010, and currently are in the process of evaluating the potential effect of the adoption on our financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB

Accounting Standards CodificationTM , or Codification, which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature which is not grandfathered or not included in the Codification will no longer be authoritative. Once the Codification is in effect, all of its content will carry the same level of authority. SFAS 168 will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We expect to adopt SFAS 168 for the quarter ending September 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of June 30, 2009, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2009, we were not a party to any material legal proceeding.

Notwithstanding the foregoing, we are  the exclusive worldwide licensee of the Regents of the University of California or UC’s rights to a certain patent and pending patent applications, including U.S. patent number 7,470,537, and formerly including the issued U.S. patent number 6,777,231, which we refer to as the ‘231 Patent , each  relating to adipose-derived stem cells.  In 2004 the University of Pittsburgh filed a lawsuit seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of the ‘231 Patent.   On June 9, 2008 the United States District Court for the Central District of California (“the District Court”) concluded that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent, terminating UC’s rights.  The UC assignors appealed the District Court’s decision, and  on July 23, 2009, the United States Court of Appeals affirmed the decision of the District Court in terminating UC’s rights to the ‘231 Patent.  We agreed to reimburse (and we have paid)  UC for certain legal costs they incurred for the 231 Patent litigation as a part of our license from UC. We were not a direct party to the ‘231 Patent, and our ongoing business activities and product development pipeline should not be affected by these events.

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

Although we have begun introduction of the Celution® 800 and the StemSource® 900-based Cell Bank in 2008, we cannot assure that we will be able to manufacture sufficient numbers of such products to meet the demand, or that we will be able to overcome unforeseen manufacturing difficulties for these sophisticated medical devices, as we await the availability of the Joint Venture next generation Celution® device.

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

In addition to patents, which alone may not be able to protect the fundamentals of our regenerative cell business, we also rely on unpatented trade secrets and proprietary technological expertise.  Some of our intended future cell-related therapeutic products, such as consumables, may fit into this category.  We rely, in part, on confidentiality agreements with our partners, employees, advisors, vendors, and consultants to protect our trade secrets and proprietary technological expertise. There can be no guarantee that these agreements will not be breached, or that we will have adequate remedies for any breach, or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors.

Our amended regenerative cell technology license agreement with the Regents of the University of California (“UC”) which includes issued U.S. patent number 7,470,537,  contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could impact our ability to develop certain regenerative cell technology products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.

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

We and Olympus-Cytori, Inc. are subject to intensive FDA regulation

As newly developed medical devices, the Celution® System family of products must receive regulatory clearances or approvals from the FDA and, in many instances, from non-U.S. and state governments prior to their sale.  The Celution® System family of products is subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs.  Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices.  Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

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

Changing, New and/or Emerging Government Regulations

Government regulations can change without notice. Given the fact that Cytori operates in various international markets, our access to such markets could change with little to no warning due to a change in government regulations that suddenly up-regulate our product(s) and create greater regulatory burden for our cell therapy and cell banking technology products.

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

On May 14, 2009, we raised approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants (with an exercise price of $2.62 per share) to a syndicate of investors.  Additional information regarding this private placement was previously provided in a current report on Form 8-K filed on May 8, 2009.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Properties

We currently lease 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  The related rent agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  We also lease 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement provides for rent at a rate of $4.38 per square foot, expiring on November 30, 2009.  We also entered into a new lease during the second quarter of 2008 for 900 square feet of office space located at Via Gino Capponi n. 26, Florence, Italy.  The lease agreement provides for rent at a rate of $2.63 per square foot, expiring on April 22, 2014.  Additionally, we’ve entered into several lease agreements for corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $146,000 in rent per month.

Staff

As of June 30, 2009, we had 84 employees, including part-time and full-time employees.  These employees are comprised of 14 employees in manufacturing, 29 employees in research and development, 18 employees in sales and marketing and 23 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.

Item 6.  Exhibits

Exhibit No.	Description

4.3
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

10.67
Common Stock Purchase Agreement, dated June 19, 2009, by and among the Company and Seaside 88, LP (filed as Exhibit 10.68 to our current report on Form 8-K filed on June 22, 2009 and incorporated by reference herein).

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: August 10, 2009		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: August 10, 2009		Mark E. Saad
Chief Financial Officer