Form 10-Q
period 2009-09-30
CYTORI THERAPEUTICS, INC.
filed 2009-11-09
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes   ☐    No  ☒

As of October 31, 2009, there were 38,753,669 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2009	As of December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$13,140,000	$12,611,000
Accounts receivable, net of allowance for doubtful accounts of $573,000 and $122,000 in 2009 and 2008, respectively	1,855,000	1,308,000
Inventories, net	1,894,000	2,143,000
Other current assets	1,116,000	1,163,000

Total current assets	18,005,000	17,225,000

Property and equipment, net	1,547,000	2,552,000
Investment in joint venture	289,000	324,000
Other assets	548,000	729,000
Intangibles, net	690,000	857,000
Goodwill	3,922,000	3,922,000

Total assets	$25,001,000	$25,609,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,999,000	$5,088,000
Current portion of long-term obligations	2,634,000	2,047,000

Total current liabilities	6,633,000	7,135,000

Deferred revenues, related party	9,224,000	16,474,000
Deferred revenues	2,412,000	2,445,000
Warrant liability	3,256,000	—
Option liability	1,500,000	2,060,000
Long-term deferred rent	—	168,000
Long-term obligations, less current portion	3,399,000	5,044,000

Total liabilities	26,424,000	33,326,000

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2009 and 2008	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 38,203,569 and 31,176,275 shares issued and 38,203,569 and 29,303,441 shares outstanding in 2009 and 2008, respectively	38,000	31,000
Additional paid-in capital	171,554,000	161,214,000
Accumulated deficit	(173,015,000)	(162,168,000)
Treasury stock, at cost	—	(6,794,000)

Total stockholders’ deficit	(1,423,000)	(7,717,000)

Total liabilities and stockholders’ deficit	$25,001,000	$25,609,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Product revenues:
Related party	$9,000	$—	$582,000	$28,000
Third party	1,377,000	2,319,000	3,994,000	3,848,000
	1,386,000	2,319,000	4,576,000	3,876,000

Cost of product revenues	782,000	648,000	2,645,000	1,383,000

Gross profit	604,000	1,671,000	1,931,000	2,493,000

Development revenues:
Development, related party	—	—	7,250,000	774,000
Research grant and other	5,000	1,000	27,000	50,000
	5,000	1,000	7,277,000	824,000
Operating expenses:
Research and development	2,618,000	3,875,000	9,006,000	13,873,000
Sales and marketing	1,621,000	1,357,000	4,369,000	3,431,000
General and administrative	2,483,000	3,049,000	7,287,000	9,322,000
Change in fair value of warrants	446,000	—	1,558,000	—
Change in fair value of option liabilities	(140,000)	200,000	(560,000)	200,000

Total operating expenses	7,028,000	8,481,000	21,660,000	26,826,000

Operating loss	(6,419,000)	(6,809,000)	(12,452,000)	(23,509,000)

Other income (expense):
Interest income	2,000	49,000	19,000	163,000
Interest expense	(346,000)	(19,000)	(1,120,000)	(60,000)
Other expense, net	(31,000)	(30,000)	(139,000)	(72,000)
Equity loss from investment in joint venture	(8,000)	(8,000)	(35,000)	(26,000)

Total other income (expense)	(383,000)	(8,000)	(1,275,000)	5,000

Net loss	$(6,802,000)	$(6,817,000)	$(13,727,000)	$(23,504,000)

Basic and diluted net loss per common share	$(0.18)	$(0.24)	$(0.39)	$(0.90)

Basic and diluted weighted average common shares	37,176,165	27,951,369	34,893,303	26,078,196

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(13,727,000)	$(23,504,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,279,000	1,164,000
Amortization of deferred financing costs and debt discount	559,000	—
Warranty provision	(23,000)	(33,000)
Provision for doubtful accounts	450,000	62,000
Change in fair value of warrants	1,558,000	—
Change in fair value of option liabilities	(560,000)	200,000
Share-based compensation expense	1,991,000	1,742,000
Equity loss from investment in joint venture	35,000	25,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(997,000)	(2,284,000)
Inventories	249,000	(1,436,000)
Other current assets	(26,000)	(289,000)
Other assets	49,000	(95,000)
Accounts payable and accrued expenses	(1,066,000)	(689,000)
Deferred revenues, related party	(7,250,000)	(774,000)
Deferred revenues	(33,000)	67,000
Long-term deferred rent	(168,000)	(221,000)

Net cash used in operating activities	(17,680,000)	(26,065,000)

Cash flows from investing activities:
Proceeds from sale and maturity of short-term investments	—	5,736,000
Purchases of short-term investments	—	(5,736,000)
Purchases of property and equipment	(100,000)	(349,000)

Net cash used in investing activities	(100,000)	(349,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(1,419,000)	(513,000)
Proceeds from exercise of employee stock options	71,000	745,000
Proceeds from sale of common stock and warrants	16,865,000	28,954,000
Costs from sale of common stock and warrants	(1,141,000)	(850,000)
Proceeds from sale of treasury stock	3,933,000	—

Net cash provided by financing activities	18,309,000	28,336,000

Net increase in cash and cash equivalents	529,000	1,922,000

Cash and cash equivalents at beginning of period	12,611,000	11,465,000

Cash and cash equivalents at end of period	$13,140,000	$13,387,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$578,000	$65,000
Taxes	—	—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  We have evaluated subsequent events for recognition or disclosure through November 9, 2009, which was the date we filed this Form 10-Q with the SEC.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2008.

2.	Use of Estimates

The preparation of consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, valuing warrants, valuing our put option arrangement with Olympus Corporation (Put option) (see notes 14 and 15), determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, assessing how to report our investment in Olympus-Cytori, Inc., estimating our allowance for doubtful accounts and valuation of inventory.

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

We incurred losses of $6,802,000 and $13,727,000 for the three and nine months ended September 30, 2009 and $6,817,000 and $23,504,000 for the three and nine months ended September 30, 2008, respectively.  We have an accumulated deficit of $173,015,000 as of September 30, 2009.  Additionally, we have used net cash of $17,680,000 and $26,065,000 to fund our operating activities for the nine months ended September 30, 2009 and 2008, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  Accordingly, the combination of these facts raises substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  If we are unsuccessful in our efforts to either increase revenues or raise outside capital in the near term, we will be required to further reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are continuing to evaluate available financing opportunities as part of our normal course of business.  We have an established history of raising capital through these platforms, and we are currently involved in discussions with multiple parties.  In March 2009, we raised approximately $10,000,000 in gross proceeds from the sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants (with an exercise price of

$2.59 per share).  In May 2009, we raised approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants at a purchase price of $2.28 per unit, with each unit consisting of one (1) share and one and three-fourths (1.75) warrants (with an exercise price of $2.62 per share) to a syndicate of investors.  Additionally, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, with the offering price equal to 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each closing date. If with respect to any subsequent closing, our common stock’s ten day volume weighted average trading price is below $2.50 per share, then the closing will not occur.  We raised approximately $6,527,000 in gross proceeds from the sale of 2,200,000 shares through September 30, 2009.

We expect to continue to utilize our cash and cash equivalents to fund operations through the next nine months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  To the extent closing conditions are met, we expect the Seaside 88, LP agreement will significantly extend our available resources and may reduce our need for alternate financing.   Subsequent to the quarter ended September 30, 2009, we completed three scheduled closings with Seaside 88, LP during the period of October 1, 2009 through our filing date of November 9, 2009 raising in aggregate approximately $2,622,000 in gross proceeds from the sale of 825,000 shares of our common stock.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions or corporate partnerships in the near-term (including future closings of the Seaside 88, LP agreement). Without this additional capital, current working capital, cash generated from sales and containment of costs will not provide adequate funding for operations at their current levels. If such efforts are not successful, we will need to further reduce or curtail operations and this could negatively affect our ability to achieve corporate growth goals.  We have implemented an operating plan that reduces certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.  In addition, as part of this plan, there will be reduced expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we significantly reduced administrative staff and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions resulted in eliminations of roles for the many of the Company’s staff (our overall headcount decreased to 88 employees as of September 30, 2009 as compared to 126 employees as of December 31, 2008) and the deferral or elimination of certain research and development projects until such time that cash resources are available from operations or outside sources to re-establish development and growth plans.

4.      Recent Accounting Pronouncements

In May 2009, the FASB issued an update to the subsequent events topic of the Financial Accounting Standards Board Accounting Standards Codification (Codification), which sets forth principles and requirements for subsequent events, specifically (i) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (iii) the disclosures that an entity should make about events and transactions occurring after the balance sheet date.  The update is effective for interim reporting periods ending after June 15, 2009.  The adoption of this update did not have a significant impact on our consolidated condensed financial statements.

In June 2009, the FASB issued an amendment to the consolidation topic of the Codification, which requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, or VIE, based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. The amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. We expect to adopt this amendment on January 1, 2010, and currently are in the process of evaluating the potential effect of the adoption on our consolidated financial statements.

As of September 30, 2009, we adopted the FASB authoritative guidance on the Codification and the hierarchy of U.S. GAAP, which establishes the Codification as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities.  The Codification only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.  Accordingly, we have revised references to legacy U.S. GAAP to be consistent with the Codification in our publicly issued consolidated financial statements, starting with the accompanying unaudited condensed consolidated financial statements and disclosures for the period ended September 30, 2009.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  We are currently evaluating the impact of ASU No. 2009-13 on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value”.  ASU 2009-05 amends the fair value measurements topic of the Codification to provide further guidance on how to measure the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This standard is effective for interim and annual periods beginning after August 27, 2009 and the adoption of this standard update is not expected to have a material impact to our consolidated financial statements.

5.	Short-Term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of September 30, 2009 and December 31, 2008.

6.      Warrant Liability

Effective January 1, 2009 we adopted the provisions of the derivatives and hedging topic of the Codification, which apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of this adoption, an original amount of 1,412,758 of our issued and outstanding common stock purchase warrants previously classified as a component of stockholders’ deficit are now presented as a liability. These warrants had an original exercise price of $8.50 and expire in August 2013 (see note 17 for warrant adjustments).  As such, effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability as if these warrants had been treated as a derivative liability since their date of issue in August 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $2.9 million to beginning accumulated deficit and $1.7 million to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these common stock purchase warrants increased to $3.3 million as of September 30, 2009. As such, we recognized a $0.4 million and $1.6 million loss from the change in fair value of these warrants for the three and nine months ended September 30, 2009, respectively.

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

	As of September 30, 2009	As of December 31, 2008
Expected term	3.87 years	4.61 years
Common stock market price	$3.95	$3.61
Risk-free interest rate	1.88%	1.55%
Expected volatility	74.00%	65.71%
Resulting fair value (per warrant)	$1.73	$1.20

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

See note 15 for further discussion of fair value for these warrants.

7.      Revenue Recognition

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.  Revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For Celution® 800/CRS System sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue, in accordance with the revenue recognition topic of the Codification.  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our product.

For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components as determined in accordance with the revenue recognition topic of the Codification.  When more than one element such as product maintenance or technical support services are included in an arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting.  An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items.  Fair value is generally determined based upon the price charged when the element is sold separately.  In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements.  Fair values for undelivered elements are determined based on vendor-specific objective evidence.  Deferred service revenue is recognized ratably over the period the services are provided.  In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for delivered elements until all undelivered elements have been fulfilled.

Concentration of Significant Customers

For the nine months ended September 30, 2009, our sales were concentrated in three distributors and one direct customer, which in aggregate comprised 50% of our product revenues recognized for the nine months ended September 30, 2009.  Our Asia-Pacific, North America and Europe region sales accounted for 88% of our product revenues recognized for the nine months ended September 30, 2009.  Additionally, one distributor and one end customer accounted for 36% of total outstanding accounts receivable as of September 30, 2009.  We continuously monitor the creditworthiness of our distributors and believe our sales to diverse end customers and to diverse geographies further serve to mitigate our exposure to credit risk.

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health (“NIH”).  Revenue earned under development agreements is classified as either research grant or development revenues depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are presented in compliance with the revenue recognition topic of the Codification.  In accordance with the criteria established by this topic, we record grant revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our consolidated statements of operations.  Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our consolidated statements of operations.

We received substantial funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront proceeds totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution® System platform and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable under the revenue recognition topic of the Codification.  The recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $0 and $774,000 for the three and nine months ended September 30, 2008.  During 2009, we recognized revenues of $0 and $7,250,000 for the three and nine months ended September 30, 2009 upon completion of two clinical milestones.  The clinical milestones reflect the achievement of the primary goals of safety and feasibility as well as the completion of the enrollment process for both of our clinical cardiac trials.  All related development costs are expensed as incurred and are included in research and development expense in our consolidated statements of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three and nine months ended September 30, 2009 and 2008.

8.	Inventories

Inventories are carried at the lower of cost, which approximates average cost, determined on the first-in, first-out (FIFO) method, or market.

Inventories consisted of the following:

	September 30,	December 31,
	2009	2008

Raw materials	$1,086,000	$712,000
Work in process	505,000	347,000
Finished goods	303,000	1,084,000
	$1,894,000	$2,143,000

9.	Long-Lived Assets

We assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three and nine months ended September 30, 2009 and 2008, we had no impairment losses associated with our long-lived assets.

10.	Share-Based Compensation

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

11.	Loss per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2009 and 2008, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 20,255,308 for the three and nine month periods ended September 30, 2009 and 9,308,581 for the three and nine month periods ended September 30, 2008, respectively.

12.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including, but not limited to, conducting pre-clinical development research, recruiting and enrolling patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of September 30, 2009, we have pre-clinical research study obligations of $148,000 (which are expected to be fully completed within a year) and clinical research study obligations of $4,400,000 ($2,100,000 of which are expected to be completed within a year).

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

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of September 30, 2009, we have remaining minimum purchase obligations of $2,125,000 ($1,806,000 of which are to be expected to complete within a year).

Refer to note 13 for a discussion of our commitments and contingencies related to our interactions with the University of California.

Refer to note 14 for a discussion of our commitments and contingencies related to our transactions with Olympus, including (a) our obligation to the Joint Venture in future periods and (b) certain put and call rights embedded in the arrangements with Olympus.

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

The University of Pittsburgh filed a lawsuit in the fourth quarter of 2004 seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of the ‘231 Patent.   On June 9, 2008 the United States District Court for the Central District of California (“the District Court”) concluded that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent.  The District Court’s decision terminated UC’s rights to the ‘231 Patent.  Shortly thereafter, the UC assignors appealed the District Court’s decision to the United States Court of Appeals.  On July 23, 2009, the United States Court of Appeals affirmed the decision of the District Court.  Since our current products and products under development do not practice the ‘231 Patent, our ongoing business activities and product development pipeline should not be affected by these events.

14.	Transactions with Olympus Corporation

Initial Investment by Olympus Corporation in Cytori

In 2005, we entered into a common stock purchase agreement with Olympus in which we received $11,000,000 in cash proceeds.  We received an additional $11,000,000 from Olympus in August 2006 for the issuance of approximately 1,900,000 shares of our common stock at $5.75 per share.  We received an additional $6,000,000 from Olympus in August 2008 for the issuance of 1,000,000 unregistered shares of our common stock at $6.00 per share and 500,000 common stock warrants (with an original exercise price of $8.50 per share, see note 17) under a private placement offering.

As of September 30, 2009, Olympus holds approximately 10.5% of our issued and outstanding shares.  Additionally, Olympus has a right to designate a director to serve on our Board of Directors, which it has not yet exercised, though it has from time to time utilized an observer to attend Company Board meetings.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, pursuant to consolidation topic of the Codification, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At September 30, 2009, the carrying value of our investment in the Joint Venture is $289,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three and nine months ended September 30, 2009 and 2008, respectively.

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

At September 30, 2009 and December 31, 2008, the estimated fair value of the Put was $1,500,000 and $2,060,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	September 30, 2009	December 31, 2008

Expected volatility of Cytori	71.00%	68.00%
Expected volatility of the Joint Venture	71.00%	68.00%
Bankruptcy recovery rate for Cytori	19.00%	21.00%
Bankruptcy threshold for Cytori	$12,033,000	$16,740,000
Probability of a change of control event for Cytori	2.99%	2.80%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	3.31%	2.25%

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

15.  Fair Value Measurements

Fair value measurements and disclosures topic of the Codification emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  Fair value measurements and disclosures topic of the Codification establishes a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values.  The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest:

• Level 1: Quoted prices in active markets for identical assets or liabilities.

• Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	September 30, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,780,000	$10,780,000	$—	$—

Liabilities:
Put option liability	$(1,500,000)	$—	$—	$(1,500,000)
Warrant liability	$(3,256,000)	$—	$(3,256,000)	$—

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

Our put option liability (see note 14) is valued using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation). Assumptions are made with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate.  Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

	Nine months ended	Three months ended
Put option liability	September 30, 2009	September 30, 2009

Beginning balance	$(2,060,000)	$(1,640,000)
Decrease in fair value recognized in operating expenses	560,000	140,000
Ending balance	$(1,500,000)	$(1,500,000)

Our warrant liability is calculated utilizing the Black-Scholes option-pricing model in which all significant inputs are observable in active markets, such as common stock market price, volatility, and risk free rate, therefore the warrant liability is classified as Level 2 in the fair value hierarchy.  See note 6 for further discussion of fair value for these warrants.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of September 30, 2009.

16.	Fair Value of Financial Instruments

The financial instruments topic of the Codification requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2009 and December 31, 2008, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At September 30, 2009 and December 31, 2008, the aggregate fair value and the carrying value of the Company’s fixed rate debt were as follows:

	September 30, 2009		December 31, 2008

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate debt (1)	$6,071,000	$5,997,000	$7,178,000	$7,052,000

(1)     Carrying value includes $462,000 and $823,000 of debt discount as of September 30, 2009 and December 31, 2008, respectively.

17.	Stockholders’ Deficit

Common Stock
On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of September 30, 2009, Green Hospital Supply, Inc., a related party, holds approximately 7.85% of our issued and outstanding shares.

On August 11, 2008, we raised approximately $17,000,000 in gross proceeds from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  Purchase price per unit was $6.00, with each unit consisting of one (1) common stock share and a half (0.5) common stock warrant.  These warrants were not exercisable until six months after the date of issuance and will expire five years after the date the warrants are first exercisable. Effective January 1, 2009, warrants issued in August 2008 as part of our private placement of common stock are accounted for in accordance with provision of derivatives and hedging topic of the Codification, which provides a framework for evaluating the terms of a particular instrument to determine whether such instrument is considered a derivative financial instrument.  Under this provision, warrants issued in August 2008 as part of our private placement of common stock are classified as a warrant liability in our consolidated condensed balance sheet.  See note 6 – Warrant Liability.

On March 10, 2009, we raised approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants.  The warrants will not be exercisable until six months after the date of issuance and will expire five years after the date the warrants are first exercisable. The warrants will have an exercise price of $2.59 per share, which was the consolidated closing bid price of the Company's common stock on March 9, 2009, as reported by NASDAQ. The shares and the warrants are immediately separable and will be issued separately.  We have accounted for the warrants as a component of stockholders’ deficit, consistent with derivatives and hedging topic of the Codification.  The warrants must be settled through a cash exercise whereby the warrant holder exchanges cash for shares of Cytori common stock, unless the exercise occurs when the related registration statement is not effective, in which case the warrant holder can only exercise through the cashless exercise feature of the warrant agreement.

On May 14, 2009, we raised approximately $4,242,000 in net proceeds from a private placement of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock at a purchase price of $2.28 per unit, with each unit consisting of one (1) share and one and three-fourths (1.75) warrants.  The warrants are exercisable immediately and will expire five years after the date of issuance. The warrants will have an exercise price of $2.62 per share. We have accounted for the warrants as a component of stockholders’ deficit, consistent with derivatives and hedging topic of the Codification.

Additionally, on June 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions.  At an initial closing, the offering price will equal 87% of our common stock’s volume weighted average trading price during the trading day immediately prior to the initial closing date and at subsequent closings on each 14th day thereafter for one year the offering price will equal 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each subsequent closing date.  We raised approximately $6,527,000 in gross proceeds from the sale of 2,200,000 shares in our scheduled closings through September 30, 2009.  We have accounted for each of the completed closings as a component of stockholders’ deficit in accordance with the derivatives and hedging topic of the Codification.

Warrant Adjustments
Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, and our closings with Seaside 88, LP through September 30, 2009 triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of September 30, 2009, the common stock warrants issued on August 11, 2008, are currently exercisable for 1,882,201 shares of our common stock at an exercise price of $6.38 per share.

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

18.	Subsequent Events

Subsequent to the quarter ended September 30, 2009, we completed three scheduled closings with Seaside 88, LP during the period of October 1, 2009 through our filing date of November 9, 2009 raising in aggregate approximately $2,622,000 in gross proceeds from the sale of 825,000 shares of our common stock in connection with the agreement we entered into with Seaside 88, LP on June 19, 2009.

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

Liquidity

We incurred losses of $6,802,000 and $13,727,000 for the three and nine months ended September 30, 2009 and $6,817,000 and $23,504,000 for the three and nine months ended September 30, 2008, respectively.  We have an accumulated deficit of $173,015,000 as of September 30, 2009.  Additionally, we have used net cash of $17,680,000 and $26,065,000 to fund our operating activities for nine months ended September 30, 2009 and 2008, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2008, we initiated our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  However, our ability to raise capital has been adversely affected by current credit conditions and the downturn in the financial markets and the global economy.  Accordingly, the combination of these facts raises substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern.  If we are unsuccessful in our efforts to either increase revenues or raise outside capital in the near term, we will be required to further reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are continuing to evaluate available financing opportunities as part of our normal course of business.  We have an established history of raising capital through these platforms, and we are currently involved in discussions with multiple parties.  In March 2009, we raised approximately $10,000,000 in gross proceeds from the sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants (with an exercise price of $2.59 per share).  In May 2009, we raised approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants at a purchase price of $2.28 per unit, with each unit consisting of one (1) share and one and three-fourths (1.75) warrants (with an exercise price of $2.62 per share) to a syndicate of investors.  Additionally, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, with the offering price equal to 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each closing date. If with respect to any subsequent closing, our common stock’s ten day volume weighted average trading price is below $2.50 per share, then the closing will not occur.  We raised approximately $6,527,000 in gross proceeds from the sale of 2,200,000 shares through September 30, 2009.

We expect to continue to utilize our cash and cash equivalents to fund operations through the next nine months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  To the extent closing conditions are met, we expect the Seaside  88, LP agreement will significantly extend our available resources and may reduce our need for alternate financing.   Subsequent to the quarter ended September 30, 2009, we completed three scheduled closings with Seaside 88, LP during the period of October 1, 2009 through our filing date of November 9, 2009 raising in aggregate approximately $2,622,000 in gross proceeds from the sale of 825,000 shares of our common stock.  Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions or corporate partnerships in the near-term (including future closings of the Seaside 88, LP agreement). Without this additional capital, current working capital, cash generated from sales and containment of costs will not provide adequate funding for operations at their current levels. If such efforts are not successful, we will need to further reduce or curtail operations and this could negatively affect our ability to achieve corporate growth goals.  We have implemented an operating plan that reduces certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.  In addition, as part of this plan, there will be reduced expenditures for ongoing scientific research, product development or clinical research.  This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities.  In parallel, we significantly reduced administrative staff and salaries consistent with the overall reduction in scope of operations.  In aggregate, such reductions resulted in eliminations of roles for the many of the Company’s staff (our overall headcount decreased to 88 employees as of September 30, 2009 as compared to 126 employees as of December 31, 2008) and the deferral or elimination of certain research and development projects until such time that cash resources are available from operations or outside sources to re-establish development and growth plans.  Based on estimated annualized impact of reductions described above and anticipated increase in revenues, we believe that cash operating requirements in the near term may be reduced to a range of $1.0 to $1.2 million per month.

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

As of September 30, 2009, the estimated fair value of the Put was $1,500,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and had recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three and nine months ended September 30, 2009 and 2008.

Results of Operations

Our overall net losses for the three and nine months ended September 30, 2009 were $6,802,000 and $13,727,000 as compared to the net losses for the three and nine months ended September 30, 2008 of $6,817,000 and $23,504,000, respectively.  The decrease in the losses is primarily due to the recognition of non-cash development revenue in the second quarter 2009 of $7,250,000 offset by a non-cash expense for the change in fair value of warrants of $446,000 and $1,558,000 for the three and nine months ended September 30, 2009, respectively, and reduction of operating expenses implemented by the management.  Additional explanation for fluctuation of each of the revenue and expense line items is provided in the later part of this section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We experienced minimal activity in the MacroPore operating segment for the three and nine months ended September 30, 2009 and 2008.  We currently expect our net operating loss for 2009 will be approximately $16,000,000 to $18,000,000.

Product revenues

Product revenues consisted of revenues from our Celution® System products and Celution® StemSource® Cell Banks.

The following table summarizes the components for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

Related party	$9,000	$—	$582,000	$28,000
Third party	1,377,000	2,319,000	3,994,000	3,848,000
Total product revenues	$1,386,000	$2,319,000	$4,576,000	$3,876,000
% attributable to Green Hospital Supply, Inc.	0.6%	—	12.7%	—
% attributable to Olympus	—	—	—	0.7%

Beginning in March of 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery markets.  Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For product sales to customers who arrange for and manage all aspects of the shipping process, we recognize revenue upon shipment from our facilities.  For product sales that include a combination of equipment, services, or other multiple deliverables that will be provided in the future, we defer the estimated fair value of those future deliverables from product revenue until such deliverables have been provided or earned.  Shipping and handling costs that are billed to our customers are classified as revenue.

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

Cost of product revenues

Cost of product revenues for 2009 and 2008 relate to Celution® System products and Celution® StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

Cost of product revenues	$770,000	$635,000	$2,606,000	$1,351,000
Share-based compensation	12,000	13,000	39,000	32,000
Total cost of product revenues	$782,000	$648,000	$2,645,000	$1,383,000
Total cost of product revenues as % of product revenues	56.4%	27.9%	57.8%	35.7%

•
The increase in cost of product revenues for the three and nine months ended September 30, 2009 as compared to the same periods in 2009 was due to increase in Celution® System product sales, for which initial revenue was recognized during the three months ended March 31, 2008, as our commercialization date was March 1, 2008.  We also recorded revenue for a StemSource® Cell Bank that was installed in the first quarter of 2009.  For the three and nine months ended September 30, 2008, cost of sales included an economic benefit of approximately $69,000 and $321,000, respectively, related to material cost and labor/overhead previously expensed as research and development prior to commercialization date of March 1, 2008 that was sold during the three and nine months ended September 30, 2008.  Cost of product revenues as a percentage of product revenues was 56.4% and 57.8% for the three and nine months ended September 30, 2009 and 27.9% and 35.7% for the three and nine months ended September 30, 2008, respectively.  Some fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.

•
Cost of product revenues included approximately $12,000 and $39,000 of share-based compensation expense for the three and nine months ended September 30, 2009, respectively.  In comparison, cost of product revenues included approximately $13,000 and $32,000 of share-based compensation expense for the three and nine months ended September 30, 2008, respectively. For further details, see share-based compensation discussion below.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

Development (Olympus)	$—	$—	$7,250,000	$774,000
Research grant (NIH)	4,000	—	24,000	—
Regenerative cell storage services and other	1,000	1,000	3,000	50,000
Total regenerative cell technology	$5,000	$1,000	$7,277,000	$824,000

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

During the three and nine months ended September 30, 2009, we incurred $4,000 and $24,000 in qualified expenditures, respectively.  We recognized a total of $4,000 and $24,000 in revenues for the three nine months ended September 30, 2009, which included allowable grant fees as well as cost reimbursements.

The future.  We expect to recognize additional development revenues from our regenerative cell technology segment during the remainder of 2009, as the anticipated completion for the next phase of our Joint Venture and other Olympus product development performance obligations is in 2009.  If we are successful in achieving certain milestone points related to these activities, we may recognize approximately $1,000,000 in revenues in the remainder of 2009.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

General research and development	$1,937,000	$3,114,000	$6,950,000	$11,598,000
Development milestone (Joint Venture)	581,000	655,000	1,708,000	1,868,000
Share-based compensation	100,000	106,000	348,000	407,000
Total research and development expenses	$2,618,000	$3,875,000	$9,006,000	$13,873,000

•
Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.  Labor-related expenses, not including share-based compensation, decreased by $800,000 and $2,091,000 for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008 primarily due to the decrease in headcount for our research and development department as a result of achievement of commercialization and transfer of employees from research and development to the manufacturing department as well as reduction in force implemented by management at the end first quarter of 2009 and third quarter of 2008 in efforts to cut costs.  Professional services expense decreased by $276,000 and $966,000 for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  This was due to a decreased use of consultants and temporary labor for the three and nine months ended September 30, 2009.  Expenses for supplies decreased by $167,000 and $878,000 for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, primarily due to purchases of production supplies in 2008 prior to the related product line commercialization, which occurred on March 1, 2008.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets.  For the three and nine months ended September 30, 2009, costs associated with the development of the device were $581,000 and $1,708,000, respectively.  For the three and nine months ended September 30, 2008, costs associated with the development of the device were $655,000 and $1,868,000, respectively.    The decrease in the costs related to the Joint Venture with Olympus is primarily due to the completion of product development milestone activities. Expenses for the three months ended September 30, 2009 and 2008 were composed of $109,000 and $430,000, respectively, in labor and related benefits, $435,000 and $86,000, respectively, in consulting and other professional services, $27,000 and $29,000 in supplies and $10,000 and $110,000, respectively, in other miscellaneous expense.  Expenses for the nine months ended September 30, 2009 and 2008 were composed of $520,000 and $1,090,000, respectively, in labor and related benefits, $909,000 and $316,000, respectively, in consulting and other professional services, $213,000 and $77,000, respectively, in supplies and $66,000 and $385,000, respectively, in other miscellaneous expense.

•
Share-based compensation for research and development was $100,000 and $348,000 for the three and nine months ended September 30, 2009, respectively.  In comparison, share-based compensation for research and development was $106,000 and $407,000 for the three and nine months ended September 30, 2008, respectively.  See share-based compensation discussion below for more details.

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

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

Sales and marketing	$1,494,000	$1,256,000	$4,008,000	$3,166,000
Share-based compensation	127,000	101,000	361,000	265,000
Total sales and marketing expenses	$1,621,000	$1,357,000	$4,369,000	$3,431,000

•
The increase in sales and marketing expense for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was mainly attributed to the increase in salary and related benefits expense of $167,000 and $578,000, respectively, not including share-based compensation, an increase in professional services of $51,000 and $153,000, respectively, which are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology as well as sales and marketing efforts related to our commercialization activities.

•
Share-based compensation for sales and marketing was $127,000 and $361,000 for the three and nine months ended September 30, 2009, respectively.  In comparison, share-based compensation for sales and marketing was $101,000 and $265,000 for the three and nine months ended September 30, 2008, respectively.  See share-based compensation discussion below for more details.

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

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

General and administrative	$2,007,000	$2,726,000	$6,044,000	$8,284,000
Share-based compensation	476,000	323,000	1,243,000	1,038,000
Total general and administrative expenses	$2,483,000	$3,049,000	$7,287,000	$9,322,000

•
A decrease in general and administrative expenses (excluding share-based compensation) occurred during the three and nine months ended September 30, 2009 as compared to the same periods in 2008.  This resulted primarily from a decrease in salary and related benefits expense of $397,000 and $1,232,000, respectively, not including share-based compensation, and a decrease in professional services expenses of $853,000 and $1,576,000 for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  These decreases resulted from management efforts to decrease costs (see additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

•
Share-based compensation expense related to general and administrative expense was $476,000 and $1,243,000 for the three and nine months ended September 30, 2009, respectively.  In comparison, share-based compensation expense related to general and administrative expense was $323,000 and $1,038,000 for the three and nine months ended September 30, 2008, respectively.  See share-based compensation discussion below for more details.

The future.  We expect general and administrative expenses to be further reduced in 2009 compared to the prior year as we are seeking ways to minimize these expenses where possible (see additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Share-based compensation expenses

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

Cost of product revenues	$12,000	$13,000	$39,000	$32,000
Research and development-related	100,000	106,000	348,000	407,000
Sales and marketing-related	127,000	101,000	361,000	265,000
General and administrative-related	476,000	323,000	1,243,000	1,038,000
Total share-based compensation	$715,000	$543,000	$1,991,000	$1,742,000

Most of the share-based compensation expenses in the three and nine months ended September 30, 2009 and 2008 related to the vesting of stock option awards to employees.

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

During the third quarter of 2009, we issued 25,000 shares of restricted common stock to a non-employee consultant.  The stock is restricted in that it cannot be sold for a specified period of time.  There are no vesting requirements.  Because the shares issued are not subject to additional future vesting or service requirements, the stock-based compensation expense of $92,000 recorded in the third quarter of 2009 constitutes the entire expense related to this grant, and no future period charges will be reported.

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

The future.  We expect to continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of September 30, 2009, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $3,729,000.  These costs are expected to be recognized over a weighted average period of 1.89 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and nine months ended September 30, 2009:

	For the three months ended September 30, 2009	For the nine months ended September 30, 2009

Change in fair value of warrant liability	$446,000	$1,558,000

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

	As of September 30, 2009	As of December 31, 2008
Expected term	3.87 years	4.61 years
Common stock market price	$3.95	$3.61
Risk-free interest rate	1.88%	1.55%
Expected volatility	74.00%	65.71%
Resulting fair value (per warrant)	$1.73	$1.20

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

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008
Change in fair value of put option liability	$(140,000)	$200,000	$(560,000)	$200,000

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

The following assumptions were employed in estimating the value of the Put:

	September 30, 2009	December 31, 2008	November 4, 2005

Expected volatility of Cytori	71.00%	68.00%	63.20%
Expected volatility of the Joint Venture	71.00%	68.00%	69.10%
Bankruptcy recovery rate for Cytori	19.00%	21.00%	21.00%
Bankruptcy threshold for Cytori	$12,033,000	$16,740,000	$10,780,000
Probability of a change of control event for Cytori	2.99%	2.80%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	3.31%	2.25%	4.66%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

Interest income	$2,000	$49,000	$19,000	$163,000
Interest expense	(346,000)	(19,000)	(1,120,000)	(60,000)
Other income (expense)	(31,000)	(30,000)	(139,000)	(72,000)
Total	$(375,000)	$—	$(1,240,000)	$31,000

•	Interest income decreased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 due to a decrease in interest rates.

•
Interest expense increased for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 due to cash interest and non-cash amortization of debt issuance costs and debt discount associated with a new term loan.  In October 2008, we entered into a secured Loan Agreement with General Electric Capital Corporation and Silicon Valley Bank (“Lenders”) to borrow up to $15,000,000.  An initial term loan of $7,500,000, less fees and expenses, funded on October 14, 2008.

•	The changes in other income (expense) in the three and nine months ended September 30, 2009 as compared to the same periods in 2008 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in the remainder of 2009 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense to remain relatively consistent during the remainder of 2009.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and nine months ended September 30, 2009 and 2008:

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008
Equity loss in investment	$(8,000)	$(8,000)	$(35,000)	$(26,000)

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Cash and cash equivalents	$13,140,000	$12,611,000

Current assets	$18,005,000	$17,225,000
Current liabilities	6,633,000	7,135,000
Working capital	$11,372,000	$10,090,000

In order to maintain the operations of our regenerative cell business at or near current levels, we will need to either substantially increase revenues or continue to raise additional capital in the near term.  See additional discussion regarding liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

From inception to September 30, 2009, we have financed our operations primarily by:

•	Issuing stock in pre-IPO transactions, a 2000 initial public offering in Germany, and stock option exercises,

•	Generating revenues,

•	Selling the bioresorbable implant CMF product line in September 2002,

•	Selling the bioresorbable implant Thin Film product line (except for the territory of Japan), in May 2004,

•	Licensing distribution rights to Thin Film in Japan, in exchange for an upfront license fee in July 2004 and an initial development milestone payment in October 2004,

•	Obtaining a modest amount of capital equipment long-term financing,

•	Selling 1,100,000 shares of common stock to Olympus under an agreement which closed in May 2005,

•	Receiving upfront and milestone fees from our Joint Venture with Olympus, which was entered into in November 2005,

•	Receiving funds in exchange for granting Olympus an exclusive right to negotiate in February 2006,

•	Receiving $16,219,000 in net proceeds from a common stock sale under the shelf registration statement in August 2006,

•	Receiving $19,901,000 in net proceeds from the sale of common stock plus common stock warrants under the shelf registration statement in February 2007,

•	Receiving $6,000,000 in net proceeds from a private placement to Green Hospital Supply, Inc. in April 2007,

•	Receiving gross proceeds of $3,175,000 from the sale of our bioresorbable spine and orthopedic surgical implant product line to Kensey Nash in May 2007,

•	Receiving $12,000,000 in net proceeds from a private placement to Green Hospital Supply, Inc. during first half 2008,

•
Receiving $17,000,000 in gross proceeds in August 2008 from a private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors including Olympus Corporation, who acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised,

•	Obtaining a term loan of $7,500,000 from General Electric Capital Corporation and Silicon Valley Bank (Lenders) in October 2008,

•
Receiving approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common with an exercise price of $2.59 per share in March 2009,

•
Receiving approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants (with an exercise price of $2.62 per share) to a syndicate of investors in May 2009, and

•
In June 2009 we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The Agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, at a discounted ten day volume weighted average pricing formula, subject to the satisfaction of customary closing conditions.  As of September 30, 2009, we raised an aggregate of approximately $6,527,000 in gross proceeds from the sale of 2,200,000 shares of our common stock.

We do not expect significant capital expenditures during the remainder of 2009.

Any excess funds are expected to be invested as cash equivalents in money market accounts.

Our cash requirements for remainder of 2009 and beyond will depend on numerous factors, including our successful revision of our operating plan and business strategies as described above.  Under our previous operating plan, we would have expected to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time.  Under the new plan, we will seek to reduce these expenditures as much as possible.

The following summarizes our contractual obligations and other commitments at September 30, 2009, and the effect such obligations could have on our liquidity and cash flow in future periods (see additional discussion regarding Liquidity at the beginning of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$6,495,000	$2,634,000	$3,850,000	$11,000	$—
Interest commitment on long-term obligations	798,000	526,000	270,000	2,000	—
Operating lease obligations	1,430,000	1,224,000	165,000	41,000	—
Minimum purchase requirements	2,125,000	1,806,000	319,000	—	—
Pre-clinical research study obligations	148,000	148,000	—	—	—
Clinical research study obligations	4,400,000	2,100,000	2,300,000	—	—
Total	$15,396,000	$8,438,000	$6,904,000	$54,000	$—

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2009 and 2008 is summarized as follows:

	For the nine months ended September 30,
	2009	2008

Net cash used in operating activities	$(17,680,000)	$(26,065,000)
Net cash used in investing activities	(100,000)	(349,000)
Net cash provided by financing activities	18,309,000	28,336,000

Operating activities

Net cash used in operating activities for both periods presented resulted primarily from expenditures related to our regenerative cell research and development efforts.

Research and development efforts and other operational activities, offset in part by product sales, generated an operating loss of $12,452,000 for the nine months ended September 30, 2009.  The operating cash impact of this loss was $17,680,000, after adjusting for the recognition of non-cash development revenue of $7,250,000, the consideration of non-cash share-based compensation $1,991,000, other adjustments for material non-cash activities, such as depreciation and amortization, change in fair value of option liabilities and warrants, changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 resulted from purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2009 related primarily to a March 2009 equity offering of approximately $10,000,000 in gross proceeds to institutional investors for a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock; May 2009 private placement of approximately $4,242,000 in net proceeds to a syndicate of investors for a total of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants; and sale of 2,200,000 shares for approximately $6,527,000 in gross proceeds in connection with common stock purchase agreement with Seaside 88, LP entered into on June 19, 2009.

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

We believe it is important for you to understand our most critical accounting policies as these are policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results.  Below are the key updates to our accounting policies for the nine months ended September 30, 2009.  These accounting policies should be read in conjunction with the accounting policies included in our annual report on Form 10-K for the year ended December 31, 2008.

Warrant Liability

Effective January 1, 2009 we adopted the provisions of derivatives and hedging topic of the Codification which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of this adoption, the original amount of 1,412,758 of our issued and outstanding common stock purchase warrants previously classified as a component of stockholders’ deficit are now presented as liabilities.. These warrants had an original exercise price of $8.50 and expire in August 2013.  As such, effective January 1, 2009 we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $2.9 million to beginning accumulated deficit and $1.7 million to a long-term warrant liability to recognize the fair value of such warrants on that date. The fair value of these warrants increased to $3.3 million as of September 30, 2009, and we recognized a $0.4 million and $1.6 million loss from the change in fair value of warrants for the three and nine months ended September 30, 2009, respectively.

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

	As of September 30, 2009	As of December 31, 2008
Expected term	3.87 years	4.61 years
Common stock market price	$3.95	$3.61
Risk-free interest rate	1.88%	1.55%
Expected volatility	74.00%	65.71%
Resulting fair value (per warrant)	$1.73	$1.20

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

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.  Revenue for these product sales will be recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For Celution® 800/CRS System sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue, in accordance with the revenue recognition topic of the Codification.  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our product.

For those sales that include multiple deliverables, we allocate revenue based on the relative fair values of the individual components as determined in accordance with the revenue recognition topic of the Codification.  When more than one element such as product maintenance or technical support services are included in an arrangement, we allocate revenue between the elements based on each element’s relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting.  An item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items.  Fair value is generally determined based upon the price charged when the element is sold separately.  In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and allocate the residual revenue to the delivered elements.  Fair values for undelivered elements are determined based on vendor-specific objective evidence.  Deferred service revenue is recognized ratably over the period the services are provided.  In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for delivered elements until all undelivered elements have been fulfilled.

Concentration of Significant Customers

For the nine months ended September 30, 2009, our sales were concentrated in three distributors and one direct customer, which in aggregate comprised 50% of our revenue recognized for the nine months ended September 30, 2009.  Our Asia-Pacific, North America and Europe region sales accounted for 88% of our revenue recognized for the nine months ended September 30, 2009.  Additionally, one distributor and one end customer accounted for 36% of total outstanding accounts receivable as of September 30, 2009.  We continuously monitor the creditworthiness of our distributors and believe our sales to diverse end customers and to diverse geographies further serve to mitigate our exposure to credit risk.

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health (“NIH”).  Revenue earned under development agreements is classified as either research grant or development revenues depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are presented in compliance with the revenue recognition topic of the Codification.  In accordance with the criteria established by this topic, we record grant revenue for the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our consolidated statements of operations.  Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our consolidated statements of operations.

We received substantial funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our therapeutic device technology, including the Celution® System platform and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable under the revenue recognition topic of the Codification.  The recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $7,250,000 during the second quarter of 2009 and $774,000 during the first quarter of 2008, respectively.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three and nine months ended September 30, 2009 and 2008.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of September 30, 2009.  We test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

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

Variable Interest Entity (Olympus-Cytori Joint Venture)

Consolidation topic of the Codification requires a variable interest entity, or VIE, to be consolidated by its primary beneficiary.  Evaluating whether an entity is a VIE and determining its primary beneficiary involves significant judgment.

We concluded that the Olympus-Cytori Joint Venture was a VIE based on the following factors:

•
Under the consolidation topic of the Codification, an entity is a VIE if it has insufficient equity to finance its activities.  We recognized that the initial cash contributed to the Joint Venture formed by Olympus and Cytori ($30,000,000) would be completely utilized by the first quarter of 2006.  Moreover, it was highly unlikely that the Joint Venture would be able to obtain the necessary financing from third party lenders without additional subordinated financial support – such as personal guarantees by one or both of the Joint Venture stockholders.  Accordingly, the Joint Venture will require additional financial support from Olympus and Cytori to finance its ongoing operations, indicating that the Joint Venture is a VIE.  We contributed $300,000 and $150,000 in the fourth quarter of 2007 and first quarter of 2006, respectively, to fund the Joint Venture’s ongoing operations.

•
Moreover, Olympus has a contingent put option that would, in specified circumstances, require Cytori to purchase Olympus’s interests in the Joint Venture for a fixed amount of $22,000,000.  Accordingly, Olympus is protected in some circumstances from absorbing all expected losses in the Joint Venture.  Under the consolidation topic of the Codification, this means that Olympus may not be an “at-risk” equity holder, although Olympus clearly has decision rights over the operations of the Joint Venture.

Because the Joint Venture is undercapitalized, and because one of the Joint Venture’s decision makers may be protected from losses, we have determined that the Joint Venture is a VIE.

As noted previously, a VIE is consolidated by its primary beneficiary.  The primary beneficiary is defined in as the entity that would absorb the majority of the VIE’s expected losses or be entitled to receive the majority of the VIE’s residual returns (or both).

Significant judgment was involved in determining the primary beneficiary of the Joint Venture.   Under the consolidation topic of the Codification, we believe that Olympus and Cytori are “de facto agents” and, together, will absorb more than 50% of the Joint Venture’s expected losses and residual returns.  Ultimately, we concluded that Olympus, and not Cytori, was the party most closely related with the joint venture and, hence, its primary beneficiary.  Our conclusion was based on the following factors:

•	The business operations of the Joint Venture will be most closely aligned to those of Olympus (i.e., the manufacture of devices).

•	Olympus controls the Board of Directors, as well as the day-to-day operations of the Joint Venture.

Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at September 30, 2009 or for the three or nine months then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

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

In July 2006, FASB issued an update to the income tax topic of the Codification which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, the income tax topic of the Codification provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

On January 1, 2009 we adopted  an update to the fair value measurements and disclosures topic of the Codification, which for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of guidance for non-financial assets and liabilities did not have a significant impact on our consolidated condensed financial position or results of operations.

On January 1, 2009, we adopted an update to the consolidation topic of the Codification which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This update is effective for annual periods beginning on or after December 15, 2008.  This adoption did not have a significant effect on our consolidated condensed financial statements.

On January 1, 2009, we adopted an update to the business combinations topic of the Codification which retains the fundamental requirements of the topic to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations.  However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information they need to evaluate and understand the nature and financial effect of the business combination.  This update is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008.  This adoption did not have a significant effect on our consolidated condensed financial statements.

On January 1, 2009, we adopted an update to the collaborative arrangements topic of the Codification which requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  The guidance is effective for fiscal years beginning after December 15, 2008.  This adoption did not have a significant effect on our consolidated condensed financial statements.

Effective January 1, 2009, we adopted the provisions of derivatives and hedging topic of the Codification which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of this adoption, the original amount of 1,412,758 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants had an original exercise price of $8.50 and expire in August 2013.  As such, effective January 1, 2009, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in August 2008. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $2.9 million to beginning accumulated deficit and $1.7 million to a long-term warrant liability to recognize the fair value of such warrants on that date. The fair value of these warrants increased to $3.3 million as of September 30, 2009, and we recognized a $0.4 million and $1.6 million loss from the change in fair value of warrants for the three and nine months ended September 30, 2009, respectively.

In April 2008, the FASB issued an update to the intangibles-goodwill and other topic of the Codification which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations topic of the Codification and other U.S. generally accepted accounting principles. This update is effective for our interim and annual financial statements beginning after November 15, 2008. This adoption did not have a material impact on our consolidated condensed financial statements.

In November 2008, the FASB ratified a provision of the investments – equity method and joint ventures topic of the Codification which applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than the business combinations topic of the Codification.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings. This provision shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively.  This adoption did not have a material impact on our consolidated condensed financial statements.

On April 1, 2009, we adopted the provisions of the financial instruments topic of the Codification on a prospective basis which requires disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements.  This adoption did not affect our historical consolidated financial statements.

In May 2009, the FASB issued an update to the subsequent events topic of the Codification which sets forth principles and requirements for subsequent events, specifically (i) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (iii) the disclosures that an entity should make about events and transactions occurring after the balance sheet date.  This topic is effective for interim reporting periods ending after June 15, 2009.  This adoption did not have a material impact on our consolidated condensed financial statements. We evaluated the potential occurrence of subsequent events through November 9, 2009, the date at which the financial statements were issued.

In June 2009, the FASB issued an update to the consolidation topic of the Codification.  This update requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, or VIE, based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Also, it changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. This update is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption is prohibited. We expect to adopt this guidance on January 1, 2010, and currently are in the process of evaluating the potential effect of the adoption on our financial statements.

As of September 30, 2009, we adopted the FASB authoritative guidance on the Codification and the hierarchy of U.S. GAAP, which establishes the Codification as the sole source of authoritative guidance recognized by the FASB to be applied by nongovernmental entities.  The Codification only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.  Accordingly, we have revised references to legacy U.S. GAAP to be consistent with the Codification in our publicly issued consolidated financial statements, starting with the accompanying unaudited condensed consolidated financial statements and disclosures for the period ended September 30, 2009.

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition — Multiple-Deliverable Revenue Arrangements.” ASU No. 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted.  We are currently evaluating the impact of ASU No. 2009-13 on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value”.  ASU 2009-05 amends the fair value measurements topic of the Codification to provide further guidance on how to measure the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This standard is effective for interim and annual periods beginning after August 27, 2009 and the adoption of this standard update is not expected to have a material impact to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of September 30, 2009, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2009, we were not a party to any material legal proceeding.

Notwithstanding the foregoing, we are  the exclusive worldwide licensee of the Regents of the University of California or UC’s rights to a certain patent and pending patent applications, including U.S. patent number 7,470,537, and formerly including the issued U.S. patent number 6,777,231, which we refer to as the ‘231 Patent , each  relating to adipose-derived stem cells.  In 2004 the University of Pittsburgh filed a lawsuit seeking a determination that its assignors, rather than UC’s assignors, are the true inventors of the ‘231 Patent.   On June 9, 2008 the United States District Court for the Central District of California (“the District Court”) concluded that the University of Pittsburgh’s assignors were the sole inventors of the ‘231 Patent, terminating UC’s rights.  The UC assignors appealed the District Court’s decision, and  on July 23, 2009, the United States Court of Appeals affirmed the decision of the District Court in terminating UC’s rights to the ‘231 Patent.  We have reimbursed UC for certain legal costs they incurred for the 231 Patent litigation as a part of our license from UC. We were not a direct party to the ‘231 Patent, and our ongoing business activities and product development pipeline should not be affected by these events.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

    We held our annual meeting of stockholders on August 13, 2009.  Of the 34,088,915 shares of our common stock which could be voted at the annual meeting, 21,498,421 shares of our common stock were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

a.    Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld

Ronald D. Henriksen	21,092,717	405,704
Christopher J. Calhoun	21,091,740	406,681
Marc H. Hedrick, MD	21,093,112	405,309
Richard J. Hawkins	20,991,618	506,803
Paul W. Hawran	21,077,214	421,207
E. Carmack Holmes, MD	21,077,875	420,546
David M. Rickey	21,093,634	404,787

b.     The proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, received the following votes:

For	Against	Abstain

21,284,630	159,193	50,212

Item 5.  Other Information

Properties

We currently lease 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  The related rent agreement bears rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  We also lease 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement provides for rent at a rate of $4.38 per square foot, expiring on November 30, 2009.  We also entered into a new lease during the second quarter of 2008 for 900 square feet of office space located at Via Gino Capponi n. 26, Florence, Italy.  The lease agreement provides for rent at a rate of $2.63 per square foot, expiring on April 22, 2014.  Additionally, we’ve entered into several lease agreements for corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $148,000 in rent per month.

Staff

As of September 30, 2009, we had 88 employees, including part-time and full-time employees.  These employees are comprised of 14 employees in manufacturing, 30 employees in research and development, 19 employees in sales and marketing and 25 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 9, 2009		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 9, 2009		Mark E. Saad
Chief Financial Officer