Form 10-Q
period 2010-03-31
CYTORI THERAPEUTICS, INC.
filed 2010-05-06
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes   ☐    No  ☒

As of April 30, 2010, there were 45,075,081 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2010	As of December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$22,684,000	$12,854,000
Accounts receivable, net of allowance for doubtful accounts of $376,000 and $751,000 in 2010 and 2009, respectively	2,689,000	1,631,000
Inventories, net	2,603,000	2,589,000
Other current assets	949,000	1,024,000

Total current assets	28,925,000	18,098,000

Property and equipment, net	1,287,000	1,314,000
Investment in joint venture	259,000	280,000
Other assets	472,000	500,000
Intangibles, net	580,000	635,000
Goodwill	3,922,000	3,922,000

Total assets	$35,445,000	$24,749,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,334,000	$5,478,000
Current portion of long-term obligations	2,778,000	2,705,000

Total current liabilities	7,112,000	8,183,000

Deferred revenues, related party	5,512,000	7,634,000
Deferred revenues	2,422,000	2,388,000
Warrant liability	4,105,000	6,272,000
Option liability	1,400,000	1,140,000
Long-term obligations, less current portion	2,156,000	2,790,000

Total liabilities	22,707,000	28,407,000

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2010 and 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 44,524,580 and 40,039,259 shares issued and 44,524,580 and 40,039,259 shares outstanding in 2010 and 2009, respectively	44,000	40,000
Additional paid-in capital	197,645,000	178,806,000
Accumulated deficit	(184,951,000)	(182,504,000)
Treasury stock, at cost	—	—

Total stockholders’ equity (deficit)	12,738,000	(3,658,000)

Total liabilities and stockholders’ equity (deficit)	$35,445,000	$24,749,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Product revenues:
Related party	$—	$564,000
Third party	2,266,000	1,348,000
	2,266,000	1,912,000

Cost of product revenues	930,000	1,087,000

Gross profit	1,336,000	825,000

Development revenues:
Development, related party	2,122,000	—
Research grants and other	21,000	8,000
	2,143,000	8,000

Operating expenses:
Research and development	2,245,000	3,468,000
Sales and marketing	1,999,000	1,286,000
General and administrative	3,218,000	2,494,000
Change in fair value of warrants	(2,167,000)	(1,021,000)
Change in fair value of option liability	260,000	210,000

Total operating expenses	5,555,000	6,437,000

Operating loss	(2,076,000)	(5,604,000)

Other income (expense):
Interest income	1,000	14,000
Interest expense	(276,000)	(400,000)
Other income (expense), net	(75,000)	(92,000)
Equity loss from investment in joint venture	(21,000)	(16,000)

Total other income (expense), net	(371,000)	(494,000)

Net loss	$(2,447,000)	$(6,098,000)

Basic and diluted net loss per share	$(0.06)	$(0.20)

Basic and diluted weighted average common shares	42,281,381	30,266,169

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,447,000)	$(6,098,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,000	346,000
Amortization of deferred financing costs and debt discount	138,000	199,000
Warranty provision	—	(11,000)
Provision for doubtful accounts	375,000	150,000
Change in fair value of warrants	(2,167,000)	(1,021,000)
Change in fair value of option liability	260,000	210,000
Share-based compensation expense	766,000	643,000
Equity loss from investment in joint venture	21,000	16,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(1,433,000)	(61,000)
Inventories	(14,000)	292,000
Other current assets	49,000	(18,000)
Other assets	7,000	26,000
Accounts payable and accrued expenses	(1,144,000)	(682,000)
Deferred revenues, related party	(2,122,000)	—
Deferred revenues	34,000	19,000
Long-term deferred rent	—	(84,000)

Net cash used in operating activities	(7,404,000)	(6,074,000)

Cash flows from investing activities:
Purchases of property and equipment	(191,000)	(9,000)

Net cash used in investing activities	(191,000)	(9,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(652,000)	(203,000)
Proceeds from exercise of employee stock options and warrants	7,038,000	3,000
Proceeds from sale of common stock	11,376,000	6,086,000
Costs related to sale of common stock	(337,000)	(875,000)
Proceeds from sale of treasury stock	—	3,933,000

Net cash provided by financing activities	17,425,000	8,944,000

Net increase in cash and cash equivalents	9,830,000	2,861,000

Cash and cash equivalents at beginning of period	12,854,000	12,611,000

Cash and cash equivalents at end of period	$22,684,000	$15,472,000

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$143,000	$205,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2009.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, valuing our put option arrangement with Olympus Corporation (Put option) (see notes 14 and 15), valuing warrants, determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, assessing how to report our investment in Olympus-Cytori, Inc., valuing allowances for doubtful accounts and inventories.

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

We incurred net losses of $2,447,000 and $6,098,000 for the three months ended March 31, 2010 and 2009, respectively.  We have an accumulated deficit of $184,951,000 as of March 31, 2010.  Additionally, we have used net cash of $7,404,000 and $6,074,000 to fund our operating activities for three months ended March 31, 2010 and 2009, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2009 and 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  If we are to be successful, we must increase revenues or raise outside capital in the future.  If we cannot do so, we will be required to further reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset the lack of available funding.

We continue to evaluate available financing opportunities as part of our normal course of business.  We have an established history of raising capital through these platforms, and we are currently involved in discussions with multiple parties.  In March 2009, we raised approximately $10,000,000 in gross proceeds from the sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants (with an exercise price of $2.59 per share).  In May 2009, we raised approximately $4,252,000 in gross proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants at a purchase price of $2.28 per unit, with each unit consisting of one (1) share and one and three-fourths (1.75) warrants (with an exercise price of $2.62 per share) to a syndicate of investors.  In June 2009, we entered into a common stock purchase agreement with Seaside 88, LP (“Seaside”) relating to the offering and sale of a total of up to 7,150,000 shares of our common stock.

The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, with the offering price equal to 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each closing date. If with respect to any subsequent closing, our common stock’s ten day volume weighted average trading price is below $2.50 per share, then the closing will not occur.  We raised approximately $24,235,000 in gross proceeds from the sale of 5,775,000 shares through March 31, 2010 related to Seaside closings.

We expect to continue to utilize our cash and cash equivalents to fund operations through the next twelve months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with our lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  To the extent closing conditions are met, we expect the Seaside agreement will significantly extend our available resources and may reduce our need for alternate financing.   Subsequent to the three months ended March 31, 2010, we completed two scheduled closings with Seaside raising in aggregate approximately $2,349,000 in gross proceeds from the sale of 550,000 shares of our common stock.  Although there can be no assurance given, we intend to complete one or more additional corporate partnerships or financing transactions in the future (including future Seaside closings). Without additional capital, current working capital, cash generated from sales and containment of costs will not provide adequate funding for operations indefinitely at their current levels. If such efforts are not successful, we would need to reduce operations and this could negatively affect our ability to achieve certain corporate goals.  In this event, we would reduce certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.

4.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued an update to the consolidation topic of the FASB Accounting Standards Codification (the ASC or the Codification).  This update requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, or VIE, based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Also, it changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. This update is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The adoption of this standard did not have a material impact on our consolidated condensed financial statements.

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

In March 2010, the Task Force reached a consensus on EITF 08-9, “Milestone Method of Revenue Recognition” that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  The Task Force agreed that whether milestone is substantive is a judgment that should be made at the inception of the arrangement.  Provided that the EITF’s consensus is ratified by the FASB, an Accounting Standard Update will be issued to update the Codification to reflect the new guidance.  If ratified, the new guidance will be effective for interim and annual periods beginning on or after June 15, 2010.  We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

5.	Short-Term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of March 31, 2010 and December 31, 2009.

6.	Warrant Liability

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

The cumulative effect of the adoption is to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued.  As a result on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. During 2009, the fair value of the warrant liability increased to $6.3 million and as a result we recognized $4.6 million loss from the change in the fair value of warrants in 2009.  The fair value of these warrants decreased to $4.1 million as of March 31, 2010, which resulted in a $2.2 million gain from the change in fair value of warrants for the three months ended March 31, 2010.

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

	As of March 31, 2010	As of December 31, 2009
Expected term	3.37 years	3.61 years
Common stock market price	$4.56	$6.10
Risk-free interest rate	1.60%	1.70%
Expected volatility	79.00%	76.16%
Resulting fair value (per warrant)	$2.14	$3.28

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

Concentration of Significant Customers

For the three months ended March 31, 2010, our sales were concentrated in three direct customers, which in aggregate comprised 55% of our revenue recognized for the three months ended March 31, 2010.  Asia-Pacific and North America regions accounted for 85% of our revenue recognized for the three months ended March 31, 2010.  Additionally, two direct customers accounted for 39% of total outstanding accounts receivable as of March 31, 2010.

For the three months ended March 31, 2009, our sales were concentrated in two distributors and one direct customer, which in aggregate comprised 72% of our revenue recognized for the three months ended March 31, 2009.  Asia-Pacific region accounted for 65% of our revenue recognized for the three months ended March 31, 2009.  Additionally, one distributor and two direct customers accounted for 55% of total outstanding accounts receivable as of December 31, 2009.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $2,122,000 for the three months ended March 31, 2010.  We didn’t recognize any development revenues during the three months ended March 31, 2009.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three months ended March 31, 2010 and 2009.

8.	Inventories

Inventories are carried at the lower of cost, which approximates average cost, determined on the first-in, first-out (FIFO) method, or market.

Inventories consisted of the following:

	March 31,	December 31,
	2010	2009

Raw materials	$1,669,000	$1,763,000
Work in process	628,000	387,000
Finished goods	306,000	439,000
	$2,603,000	$2,589,000

9.	Long-Lived Assets

We assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three months ended March 31, 2010 and 2009, we had no impairment losses associated with our long-lived assets.

10.	Share-Based Compensation

During the first quarter of 2010, we issued to our directors, executive officers and certain non-executive employees options to purchase an aggregate of up to1,155,000 shares of our common stock, with four-year vesting for our officers and employees and two-year vesting for our directors. The grant date fair value of the awards granted to our officers and employees was $4.07 and to our directors was $4.16 per share. The resulting share-based compensation expense of $4,713,000, net of estimated forfeitures, will be recognized as expense over the respective service periods.

During the first quarter of 2009, we made company-wide option grant to our non-executive employees to purchase up to an aggregate of 249,250 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value of the awards was $2.00 per share.  Following the reduction of our workforce at the end of the same quarter, 182,100 of these options remained outstanding.  The resulting share-based compensation expense of $364,200, net of estimated forfeitures, will be recognized as expense over the employees’ respective service periods.

During the first quarter of 2009, we issued to our officers and directors options to purchase up to an aggregate of 585,000 shares of our common stock, with four-year vesting for our officers and two-year vesting for our directors. The grant date fair value of the awards granted to our officers and directors was $2.70 per share. The resulting share-based compensation expense of $1,579,500, net of estimated forfeitures, will be recognized as expense over the respective service periods.

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2010 and 2009, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 18,661,402 for the three months ended March 31, 2010 and 16,983,686 for the three months ended March 31, 2009.

12.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including, but not limited to, conducting pre-clinical development research, recruiting and enrolling patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of March 31, 2010, we have pre-clinical research study obligations of $148,000 (which are expected to be fully completed within a year) and clinical research study obligations of $3,600,000 ($2,700,000 of which are expected to be completed within a year).

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

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of March 31, 2010, we have remaining minimum purchase obligations of $1,308,000 (which are to be expected to complete within a year).

Refer to note 14 for a discussion of our commitments and contingencies related to our transactions with Olympus, including (a) our obligation to the Joint Venture in future periods and (b) certain put and call rights embedded in the arrangements with Olympus.

13.	License Agreement

On October 16, 2001, StemSource, Inc. entered into an exclusive worldwide license agreement with the Regents of the University of California or UC, licensing all of UC’s rights to certain pending patent applications being prosecuted by UC and (in part) by the University of Pittsburgh, for the life of these patents, with the right of sublicense.  The exclusive license includes issued U.S. patent number 7,470,537 and other various international patents and pending U.S. and international applications relating to adipose-derived stem cells.  In November 2002, we acquired StemSource, and the license agreement was assigned to us.

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

As of March 31, 2010, Olympus holds approximately 9.01% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At March 31, 2010, the carrying value of our investment in the Joint Venture is $259,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three months ended March 31, 2010 and 2009, respectively.

Put/Calls and Guarantees

The Shareholders’ Agreement between Cytori and Olympus provides that in certain specified circumstances of our insolvency or if we experience a change in control, Olympus will have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to Cytori (the “Put”) at the higher of (a) $22,000,000 or (b) the Put’s fair value.

At March 31, 2010 and December 31, 2009, the estimated fair value of the Put was $1,400,000 and $1,140,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	March 31, 2010	December 31, 2009

Expected volatility of Cytori	74.00%	72.00%
Expected volatility of the Joint Venture	74.00%	72.00%
Bankruptcy recovery rate for Cytori	28.00%	19.00%
Bankruptcy threshold for Cytori	$10,879,000	$11,308,000
Probability of a change of control event for Cytori	2.66%	2.95%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	3.84%	3.85%

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

15	Fair Value Measurements

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

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	March 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,780,000	$18,780,000	$—	$—

Liabilities:
Put option liability	$(1,400,000)	$—	$—	$(1,400,000)
Warrant liability	$(4,105,000)	$—	$(4,105,000)	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,780,000	$10,780,000	$—	$—

Liabilities:
Put option liability	$(1,140,000)	$—	$—	$(1,140,000)
Warrant liability	$(6,272,000)	$—	$(6,272,000)	$—

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

We value our Put liability (see note 14) using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation). Assumptions are made with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate.  Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

Three months ended
Put option liability	March 31, 2010

Beginning balance	$(1,140,000)
Increase in fair value recognized in operating expenses	(260,000)
Ending balance	$(1,400,000)

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

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated balance sheet as of March 31, 2010.

16.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2010 and December 31, 2009, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At March 31, 2010 and December 31, 2009, the aggregate fair value and the carrying value of the Company’s fixed rate debt were as follows:

	March 31, 2010		December 31, 2009

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate debt	$4,953,000	$4,900,000	$5,508,000	$5,460,000

Carrying value includes $275,000 and $366,000 of debt discount as of March 31, 2010 and December 31, 2009, respectively.

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

All of our goodwill is associated with our regenerative cell technology reporting unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three months ended March 31, 2010. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows using market place participant assumptions. No triggering events occurred during the three months ended March 31, 2010.

17.	Stockholders’ Equity (Deficit)

Common Stock

On March 10, 2009, we raised approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants.  The warrants will not be exercisable until six months after the date of issuance and will expire five years after the date the warrants are first exercisable. The warrants will have an exercise price of $2.59 per share, which was the consolidated closing bid price of the Company's common stock on March 9, 2009, as reported by NASDAQ. The shares and the warrants are immediately separable and will be issued separately.  We have accounted for the warrants as a component of stockholders’ equity (deficit).  The warrants must be settled through a cash exercise whereby the warrant holder exchanges cash for shares of Cytori common stock, unless the exercise occurs when the related registration statement is not effective, in which case the warrant holder can only exercise through the cashless exercise feature of the warrant agreement.

Additionally, on June 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions.  At an initial closing, the offering price will equal 87% of our common stock’s volume weighted average trading price during the trading day immediately prior to the initial closing date and at subsequent closings on each 14th day thereafter for one year the offering price will equal 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each subsequent closing date.  We raised approximately $24,235,000 in gross proceeds through March 31, 2010 and approximately $11,376,000 in gross proceeds from the sale of 1,925,000 shares during the three months ended March 31, 2010 in our scheduled closings with Seaside 88, LP, respectively.  We have accounted for each of the completed closings as a component of stockholders’ equity (deficit).

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, and our closings with Seaside 88, LP through March 31, 2010  triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of March 31, 2010, the common stock warrants issued on August 11, 2008, are currently exercisable for 1,918,282 shares of our common stock at an exercise price of $6.26 per share.

Other Related Party Transactions

On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of March 31, 2010, Green Hospital Supply, Inc., our distribution partner in Japan and a related party, holds approximately 6.74% of our issued and outstanding shares of common stock.

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

Subsequent to the quarter ended March 31, 2010, we completed two scheduled closings with Seaside 88, LP raising in aggregate approximately $2,349,000 in gross proceeds from the sale of 550,000 shares of our common stock in connection with the agreement we entered into with Seaside 88, LP on June 19, 2009.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Cytori’s near term strategy is to focus on development and sales in the cosmetic and reconstructive surgery (CRS) market and the cell banking market, which we believe can be successfully penetrated more quickly than our other target markets.  We are simultaneously developing our Celution® System for cardiovascular application which we believe will require a greater investment in time and money to bring to market. Another important component of our commercialization strategy is for Cytori to enable physicians and researchers around the world to identify and develop new applications for our technology, in addition to our current clinical trials for breast reconstruction and cardiovascular disease.  Some of the new applications under investigation by the third parties using our products include: stress urinary incontinence, wound healing, burns, liver disease, renal failure, pelvic health conditions and gastrointestinal disorders. The more therapeutic applications that are developed for the Celution® System and its cellular output, the more opportunities we will have to offer the Celution® System and related consumable sets to hospitals, clinics, and physicians.

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

To further support broad adoption and reimbursement for Celution® based cosmetic and reconstructive procedures in Europe, Cytori has invested in RESTORE 2, a 70 patient post-marketing breast reconstruction study. Enrollment in RESTORE 2, which was initiated in 2008, was completed in November 2009. The goal of the study was to expand cosmetic and reconstructive surgery claims and seek reimbursement for the use of the Celution® System in post-partial mastectomy defect reconstruction. Final results from this study are expected to be reported in the first half of 2011.

In the United States, we are currently focused on establishing an autologous fat grafting business, starting with the sale of the PureGraft™ 250/PURE System and the Celbrush™. The PureGraft™ 250/PURE System is designed to facilitate and streamline the fat graft preparation process, washing and filtering the tissue to remove contaminants. In January 2010, we received 510(k) clearance from the FDA for our PureGraft™ 250/PURE System which gives us the freedom to market the PureGraft™ product line in the United States. PureGraft™ was formally launched at the meeting of the American Society of Aesthetic Plastic Surgery in April 2010. We have also applied for market clearance in the EU which we anticipate in 2010. The Celbrush™ is a precision micro-droplet delivery tool that is designed to complement our other cosmetic and reconstructive products.

To complement US sales of our autologous fat grafting products, Cytori has launched a new e-commerce product site for our U.S. customers to order the PureGraft™ and Celbrush™ product lines online. The site, www.puregraft.com, is designed simplify the order process, facilitate customer support and provide detailed product information to our customers.

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

We are simultaneously developing the cardiovascular application for the Celution® System. Cardiovascular disease, which represents a longer term investment for Cytori, is the currently most advanced application in our pipeline. We have invested in two European safety and feasibility clinical trials, one for acute heart attack (the APOLLO study) and the other for chronic ischemia (the PRECISE study). Enrollment in both studies was completed in 2009. Six month data from both studies will be presented at the 7th International Symposium on Stem Cell Therapy & Cardiovascular Innovations on May 7, 2010.   Pending the report of six month primary outcomes of both studies, we intend to pursue a pivotal trial, either independently or with a co-development partner.

Our StemSource® cell banking business will contribute to product sales in 2010, but we expect sales to further ramp once a greater number of therapeutic applications are available. We believe that an increasing number of cell bank orders will be from cosmetic and reconstructive surgery clinics in regions outside the U.S. where physicians are already using stem and regenerative cells, as such clinics are ideally suited to integrate cell banking into their business practice. The StemSource®900/MB, is marketed as a standalone piece of laboratory research equipment and serves as the foundation of the StemSource® Cell Bank, both of which are offered worldwide to hospitals, tissue banks and other research centers so they can develop new uses for ADRC’s, and in turn offer patients the opportunity to cryopreserve their own adipose-derived stem and regenerative cells. The StemSource® Cell Bank, is being offered directly by Cytori, and through our commercialization partners including: Green Hospital Supply in Japan, Korea, Taiwan and Thailand, and GE Healthcare in the United States and select European countries. We expect that growth in the cell bank business in 2010 within Asia Pacific will be driven in part by hospitals where a device is already installed as part of an investigator-initiated study, and where physicians are already familiar with the use of the system and its benefits. Once installed, commercialization activities are performed predominantly by our customers.

Coinciding with our increased investment in commercial activities, we significantly reduced preclinical research and development expenses in 2009. Because we have passed the feasibility stage and are now manufacturing commercial products, we have less reliance going forward on basic and preclinical development activities. Preclinical research will continue at a base level required to fulfill demands for potential partnerships, expanding intellectual property, and supporting commercial activities. Our strategy for the future, in this current financial environment with a new product that has multiple potential applications, is to focus the majority of our financial resources on activities that will promote immediate sales of the Celution®, StemSource®, and PureGraft™  products, through investment in sales and marketing activities. We can effectively manage our investment in these initiatives with our current cash position, but to broaden investment in our pipeline activities would require additional funds.

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

Put/Calls and Guarantees

The Shareholders’ Agreement between Cytori and Olympus provides that in certain specified circumstances of insolvency or if we experience a change in control, Olympus will have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to Cytori (the “Put”) at the higher of (a) $22,000,000 or (b) the Put’s fair value.

As of March 31, 2010, the estimated fair value of the Put was $1,400,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and had recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three months ended March 31, 2010.

Results of Operations

Our overall net losses for the three months ended March 31, 2010 and 2009 were $2,447,000 and $6,098,000, respectively.  The decrease in the losses in the first quarter of 2010 is primarily due to the recognition of non-cash development revenue of $2,122,000 and non-cash gain from change in fair value of warrants of $2,167,000.  Additional explanation for fluctuation of each of the revenue and expense line items is provided in the later part of this section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Product revenues

Product revenues consisted of revenues from our Celution® System products and Celution® StemSource® Cell Banks.

The following table summarizes the components for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009

Related party	$—	$564,000
Third party	2,266,000	1,348,000
Total product revenues	$2,266,000	$1,912,000
% attributable to Green Hospital Supply, Inc.	—	29.5%

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

The future:  We expect to continue to generate regenerative cell technology product revenues from Celution® 800/CRS and consumable sales in Europe and we expect to generate product revenues from StemSource® Cell Bank sales in Japan through direct sales and through our distribution partner Green Hospital Supply, as well as StemSource® banking and research products in U.S. through direct sales and through our distribution partner GE Healthcare. Additionally, we expect to have Thin Film product revenues when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko, pending regulatory approval.

Cost of product revenues

Cost of product revenues relate to Celution® System products and Celution® StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009

Cost of product revenues	$915,000	$1,071,000
Share-based compensation	15,000	16,000
Total cost of product revenues	$930,000	$1,087,000
Total cost of product revenues as % of product revenues	41.0%	56.9%

•
Cost of product revenues as a percentage of product revenues was 41.0% and 56.9% for the three months ended March 31, 2010 and 2009, respectively.  Fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009

Development (Olympus)	$2,122,000	$—
Research grant (NIH)	—	7,000
Service plan and other	21,000	1,000
Total development revenues	$2,143,000	$8,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  In the first quarter of 2010, we recognized $2,122,000 of revenue associated with our arrangements with Olympus as a result of achieving one product development milestone as well as a clinical milestone related to the completion of a primary monitoring end point in one of our cardiac trials.

The future.  We expect to recognize additional development revenues from our regenerative cell technology segment during the remainder of 2010, as the anticipated completion for the next phase of our Joint Venture and other Olympus product development performance obligations is in 2010.  If we are successful in completing these activities, we may recognize approximately $700,000 in revenues during the remainder of 2010.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009
General research and development	$1,699,000	$2,564,000
Development milestone (Joint Venture)	428,000	790,000
Share-based compensation	118,000	114,000
Total research and development expenses	$2,245,000	$3,468,000

•
Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.  Labor-related expenses, not including share-based compensation, decreased by $557,000 for the three months ended March 31, 2010, respectively, as compared to the same period in 2009 primarily due to the decrease in headcount for our research and development department as a result of reduction in staffing levels implemented at the end first quarter of 2009 as an element of our cost cutting efforts.  Clinical and preclinical study expense decreased by $106,000 for the three months ended March 31, 2010 as compared to the same period in 2009.  Expenses for supplies decreased by $164,000 for the three ended March 31, 2010, respectively, as compared to the same period in 2009, primarily due to decrease use of supplies in research studies as a result of achieved commercialization.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets.  For the three months ended March 31, 2010 and 2009, costs associated with the development of the device were $428,000 and $790,000, respectively.  The decrease in the costs related to the Joint Venture with Olympus is primarily due to the completion of product development milestone activities. The three months ended March 31, 2010 and 2009 expenses were composed of $265,000 and $266,000 in labor and related benefits, $155,000 and $324,000 in consulting and other professional services, $1,000 and $171,000 in supplies and $7,000 and $29,000 in other miscellaneous expense, respectively.

The future:  We expect research and development expenditures to remain stable for the remainder of 2010.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009

International sales and marketing	$1,808,000	$1,173,000
Share-based compensation	191,000	113,000
Total sales and marketing expenses	$1,999,000	$1,286,000

•
The increase in sales and marketing expense for the three months ended March 31, 2010 as compared to the same period in 2009 was mainly attributed to the increase in salary and related benefits expense of $298,000, not including share-based compensation, an increase in travel related expenses of $130,000 and promotional efforts expenses of $51,000 which are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology as well as sales and marketing efforts related to our commercialization activities.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand our base of distribution partners, strategic alliances and co-development partners, as well as our direct marketing sales force for our Celution® System and StemSource® Cell Bank.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009

General and administrative	$2,776,000	$2,094,000
Share-based compensation	442,000	400,000
Total general and administrative expenses	$3,218,000	$2,494,000

•
An increase in general and administrative expenses occurred during the three months ended March 31, 2010 as compared to the same period in 2009.  This resulted primarily from an increase in bad debt expense of $225,000, increase in salary and related benefits expense of $90,000, respectively, not including share-based compensation, travel related expenses of $83,000 and increase in professional services expense of $63,000 for the three months ended March 31, 2010, respectively, as compared to the same period in 2009.

The future.  We expect general and administrative expenses stay at the same level or to be reduced in 2010 as we are seeking ways to minimize these expenses where possible.

Share-based compensation expenses

Stock-based compensation expenses include charges related to options issued to employees, directors and non-employees.  Prior to January 1, 2006, the stock-based compensation expenditures connected to options granted to employees and directors (in their capacity as board members) was the difference between the exercise price of the stock based awards and the market value of our underlying common stock on the date of the grant.  Unearned employee stock-based compensation is amortized over the remaining vesting periods of the options, which generally vest over a four-year period from the date of grant.  Beginning January 1, 2006, we measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees.  Such expense is recognized over the period of time that employees provide service to us and earn all rights to the awards.

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2010 and 2009:
	For the three months ended March 31,

	2010	2009

Cost of product revenues	$15,000	$16,000
Research and development-related	118,000	114,000
Sales and marketing-related	191,000	113,000
General and administrative-related	442,000	400,000
Total share-based compensation	$766,000	$643,000

Most of the share-based compensation expenses in the three months ended March 31, 2010 and 2009 related to the vesting of stock option awards to employees.

During the first quarter of 2010, we issued to our directors, executive officers and certain non-executive employees options to purchase an aggregate of up to 1,155,000 shares of our common stock, with four-year vesting for our officers and employees and two-year vesting for our directors. The grant date fair value of the awards granted to our officers and employees was $4.07 and to our directors was $4.16 per share. The resulting share-based compensation expense of $4,713,000, net of estimated forfeitures, will be recognized as expense over the respective service periods.

During the first quarter of 2009, we made company-wide option grant to our non-executive employees to purchase up to an aggregate of 249,250 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value of the awards was $2.00 per share.  Following the reduction of our workforce at the end of this quarter, 182,100 of these options remained outstanding.  The resulting share-based compensation expense of $364,200, net of estimated forfeitures, will be recognized as expense over the employees’ respective service periods.

During the first quarter of 2009, we issued to our officers and directors options to purchase up to an aggregate of 585,000 shares of our common stock, with four-year vesting for our officers and two-year vesting for our directors. The grant date fair value of the awards granted to our officers and directors was $2.70 per share. The resulting share-based compensation expense of $1,579,500, net of estimated forfeitures, will be recognized as expense over the respective service periods.

The future.  We expect to continue to grant options (which will result in an expense) to our employees and directors, and , as appropriate, to non-employee consultants.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of March 31, 2010, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $7,171,000.  These costs are expected to be recognized over a weighted average period of 2.04 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009

Change in fair value of warrant liability	$(2,167,000)	$(1,021,000)

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

	As of March 31, 2010	As of December 31, 2009
Expected term	3.37 years	3.61 years
Common stock market price	$4.56	$6.10
Risk-free interest rate	1.60%	1.70%
Expected volatility	79.00%	76.16%
Resulting fair value (per warrant)	$2.14	$3.28

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

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009

Change in fair value of option liability	$260,000	$210,000

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

The following assumptions were employed in estimating the value of the Put:

	March 31, 2010	December 31, 2009

Expected volatility of Cytori	74.00%	72.00%
Expected volatility of the Joint Venture	74.00%	72.00%
Bankruptcy recovery rate for Cytori	28.00%	19.00%
Bankruptcy threshold for Cytori	$10,879,000	$11,308,000
Probability of a change of control event for Cytori	2.66%	2.95%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	3.84%	3.85%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009

Interest income	$1,000	$14,000
Interest expense	(276,000)	(400,000)
Other income (expense)	(75,000)	(92,000)
Total	$(350,000)	$(478,000)

•	Interest income decreased for the three months ended March 31, 2010 as compared to the same period in 2009 due to a decrease in interest rates.

•
Interest expense decreased for the three months ended March 31, 2010 as compared to the same period in 2009 due to a cash interest and non-cash amortization of debt issuance costs and debt discount for the loan with a lower principal balance as we are repaying our term loan we entered into in October 2008.

•	The changes in other income (expense) in the three months ended March 31, 2010 as compared to the same period in 2009 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in the remainder of 2010 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense to remain relatively consistent during the remainder of 2010.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,

	2010	2009
Equity loss in investment	$(21,000)	$(16,000)

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$22,684,000	$12,854,000

Current assets	$28,925,000	$18,098,000
Current liabilities	7,112,000	8,183,000
Working capital	$21,813,000	$9,915,000

We incurred net losses of $2,447,000 and $6,098,000 for the three months ended March 31, 2010 and 2009, respectively.  We have an accumulated deficit of $184,951,000 as of March 31, 2010.  Additionally, we have used net cash of $7,404,000 and $6,074,000 to fund our operating activities for three months ended March 31, 2010 and 2009, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

During 2009 and 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  If we are to be successful, we must increase revenues or raise outside capital in the future.  If we cannot do so, we will be required to further reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset the lack of available funding.

We continue to evaluate available financing opportunities as part of our normal course of business.  We have an established history of raising capital through these platforms, and we are currently involved in discussions with multiple parties.  In March 2009, we raised approximately $10,000,000 in gross proceeds from the sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants (with an exercise price of $2.59 per share).  In May 2009, we raised approximately $4,252,000 in gross proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants at a purchase price of $2.28 per unit, with each unit consisting of one (1) share and one and three-fourths (1.75) warrants (with an exercise price of $2.62 per share) to a syndicate of investors.  In June 2009, we entered into a common stock purchase agreement with Seaside 88, LP (“Seaside”) relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions, with the offering price equal to 87% of our common stock’s volume weighted average trading price during the ten-day trading period immediately preceding each closing date. If with respect to any subsequent closing, our common stock’s ten day volume weighted average trading price is below $2.50 per share, then the closing will not occur.  We raised approximately $24,235,000 in gross proceeds from the sale of 5,775,000 shares through March 31, 2010 related to Seaside closings.

We expect to continue to utilize our cash and cash equivalents to fund operations through the next twelve months, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with our lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities.  To the extent closing conditions are met, we expect the Seaside agreement will significantly extend our available resources and may reduce our need for alternate financing.   Subsequent to the three months ended March 31, 2010, we completed two scheduled closings with Seaside raising in aggregate approximately $2,349,000 in gross proceeds from the sale of 550,000 shares of our common stock.  Although there can be no assurance given, we intend to complete one or more additional corporate partnerships or financing transactions in the future (including Seaside future closings). Without additional capital, current working capital, cash generated from sales and containment of costs will not provide adequate funding for operations indefinitely at their current levels. If such efforts are not successful, we would need to reduce operations and this could negatively affect our ability to achieve certain corporate goals.  In this event, we would reduce certain operations to focus almost entirely on the supply of current products to existing or new distribution channels.

In order to continue the operations of our regenerative cell business at or near current levels, we will need to either substantially increase revenues or continue to raise additional capital in the near term.

From inception to March 31, 2010, we have financed our operations primarily by:

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

•
Receiving approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common with an exercise price of $2.59 per share in March 2009,

•
Receiving approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants (with an exercise price of $2.62 per share) to a syndicate of investors in May 2009, and

•
In June 2009 we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement requires us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, at a discounted ten day volume weighted average pricing formula, subject to the satisfaction of customary closing conditions.  As of March 31, 2010, we raised an aggregate of approximately $24,235,000 in gross proceeds from the sale of 5,775,000 shares of our common stock.

We do not expect significant capital expenditures during the remainder of 2010.

Any excess funds are expected to be invested as cash equivalents in money market accounts.

Our cash requirements for remainder 2010 and beyond will depend on numerous factors, including successful revisions of our operating plan and business strategies as described above.  Under our previous operating plan, we would have expected to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time.  Under the new plan, we will seek to reduce these expenditures as much as possible.

The following summarizes our contractual obligations and other commitments at March 31, 2010, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$5,209,000	$2,778,000	$2,428,000	$3,000	$—
Interest commitment on long-term obligations	494,000	382,000	112,000	—	—
Operating lease obligations	7,703,000	1,233,000	2,887,000	2,762,000	821,000
Minimum purchase requirements	1,308,000	1,308,000	—	—	—
Pre-clinical research study obligations	148,000	148,000	—	—	—
Clinical research study obligations	3,600,000	2,700,000	900,000	—	—
Total	$18,462,000	$8,549,000	$6,327,000	$2,765,000	$821,000

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2010 and 2009 is summarized as follows:

	For the three months ended March 31,
	2010	2009

Net cash used in operating activities	$(7,404,000)	$(6,074,000)
Net cash used in investing activities	(191,000)	(9,000)
Net cash provided by financing activities	17,425,000	8,944,000

Operating activities

Research and development and sales and marketing efforts and other operational activities, offset in part by product sales, recognition of deferred revenue, related party and gain from change in fair value of warrants, generated a net  loss of $2,447,000 for the three months ended March 31, 2010.  The operating cash impact of this loss was $7,404,000, after adjusting for the recognition of $2,122,000 of deferred revenue, for which cash was received in earlier years, the consideration of non-cash share-based compensation of $766,000, other adjustments for material non-cash activities , such as depreciation and amortization of $273,000, change in fair value of option liabilities of $260,000 and warrants of $2,167,000, non-cash amortization of deferred financing costs and debt discount along with other changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Research and development efforts and other operational activities, offset in part by product sales, generated a net loss of $6,098,000 for the three months ended March 31, 2009.  The operating cash impact of this loss was $6,074,000, after adjusting for the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation and amortization, change in fair value of option liabilities and warrants, changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2010 and 2009 resulted from purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2010 related primarily to a sale of 1,925,000 shares for approximately $11,376,000  in gross proceeds in connection with common stock purchase agreement with Seaside entered into on June 19, 2009 and proceeds from exercise of warrants and employee stock options of $7,038,000.

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

We believe it is important for you to understand our most critical accounting policies as these are policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results.  Below are the key updates to our accounting policies for the three months ended March 31, 2010.  These accounting policies should be read in conjunction with the accounting policies included in our annual report on Form 10-K for the year ended December 31, 2009.

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

The cumulative effect of the adoption was to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued.  As a result on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. During 2009, the fair value of the warrant liability increased to $6.3 million and as a result we recognized $4.6 million loss from the change in the fair value of warrants in 2009.  The fair value of these warrants decreased to $4.1 million as of March 31, 2010, which resulted in a $2.2 million gain from the change in fair value of warrants for the three months ended March 31, 2010.

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

	As of March 31, 2010	As of December 31, 2009
Expected term	3.37 years	3.61 years
Common stock market price	$4.56	$6.10
Risk-free interest rate	1.60%	1.70%
Expected volatility	79.00%	76.16%
Resulting fair value (per warrant)	$2.14	$3.28

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

Concentration of Significant Customers

For the three months ended March 31, 2010, our sales were concentrated in three direct customers, which in aggregate comprised 55% of our revenue recognized for the three months ended March 31, 2010.  Asia-Pacific and North America regions accounted for 85% of our revenue recognized for the three months ended March 31, 2010.  Additionally, two direct customers accounted for 39% of total outstanding accounts receivable as of March 31, 2010.

For the three months ended March 31, 2009, our sales were concentrated in two distributors and one direct customer, which in aggregate comprised 72% of our revenue recognized for the three months ended March 31, 2009.  Asia-Pacific region accounted for 65% of our revenue recognized for the three months ended March 31, 2009.

Additionally, one distributor and two direct customers accounted for 55% of total outstanding accounts receivable as of December 31, 2009.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $2,122,000 for the three months ended March 31, 2010.  We did not recognize any development revenues during the three months ended March 31, 2009.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three months ended March 31, 2010 and 2009.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of March 31, 2010.  We test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

In 2009, we completed our goodwill impairment testing using a combination of an income-based approach incorporating discounted projections of estimated future cash flows as well as a market-based approach.  We concluded that the fair value of our main reporting unit exceeded its carrying value, and that none of our reported goodwill was impaired.  Additionally, no triggering events occurred during the three months ended March 31, 2010.

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

Significant judgment was involved in determining the primary beneficiary of the Joint Venture.   We believe that Olympus and Cytori are “de facto agents” and, together, will absorb more than 50% of the Joint Venture’s expected losses and residual returns.  Ultimately, we concluded that Olympus, and not Cytori, was the party most closely related with the joint venture and, hence, its primary beneficiary.  Our conclusion also considered the following factors:

•	The business operations of the Joint Venture will be most closely aligned to those of Olympus (i.e., the manufacture of devices).

•
Olympus controls the Board of Directors as well as the day-to-day operations of the Joint Venture, and therefore has the primary power to direct activities that could significantly impact economic performance.

Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at December 31, 2009 or for the year then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.  We reassess our conclusions regarding consolidation of the Joint Venture quarterly.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued an update to the consolidation topic of the FASB Accounting Standards Codification (the ASC or the Codification).  This update requires an enterprise to qualitatively assess the determination of the primary beneficiary (or “consolidator”) of a variable interest entity, or VIE, based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Also, it changes the consideration of kick-out rights in determining if an entity is a VIE and requires an ongoing reconsideration of the primary beneficiary. It also amends the events that trigger a reassessment of whether an entity is a VIE. This update is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The adoption of this standard did not have a material impact on our consolidated condensed financial statements.

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

In March 2010, the Task Force reached a consensus on EITF 08-9, “Milestone Method of Revenue Recognition” that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  The Task Force agreed that whether milestone is substantive is a judgment that should be made at the inception of the arrangement.  Provided that the EITF’s consensus is ratified by the FASB, an Accounting Standard Update will be issued to update the Codification to reflect the new guidance.  If ratified, the new guidance will be effective for interim and annual periods beginning on or after June 15, 2010.  We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of March 31, 2010, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2010, we were not a party to any material legal proceeding.

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

We are subject to the following significant risks, among others:

We need to raise more cash in the future

We have almost always had negative cash flows from operations.  Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses.  We will be required to raise capital from one or more sources in the future to continue funding our operations to profitability.  We do not currently believe that our cash balance and the revenues  from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the future.  In addition, our loan agreement with General Electric Capital Corporation  and Silicon Valley Bank  requires us to maintain certain minimum cash requirements, and if our cash reserves fall below those minimum requirements because we are not successful in obtaining additional funding, then we could be in default under our loan agreement and subject to potential adverse remedies by the lenders (including acceleration of our debt and possible foreclosure).  Any of these events would have a substantial and material adverse effect on our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, arrangements with distribution partners, increased results of operations, or from other sources, or on terms attractive to us.  Our inability to obtain sufficient additional funds in the future would, at a minimum, require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, clinical or regulatory activities, which could have a substantial negative effect on our results of operations and financial condition.

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

There can be no assurance that any of our pending patent applications will be approved or that we will develop additional proprietary products that are patentable. There is also no assurance that any patents issued to us will not become the subject of a re-examination, will provide us with competitive advantages, will not be challenged by any third parties, or that the patents of others will not prevent the commercialization of products incorporating our technology.  Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products, or design around our patents.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

Properties

We currently lease 91,000 square feet located at 3020 and 3030 Callan Road, San Diego, California.  The related rent agreement bears monthly rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term is 57 months, commencing on October 1, 2005 and expiring on June 30, 2010.  We entered into a new lease agreement with HCP Callan Road, LLC with respect to our lease for 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California on April 2, 2010.  The new lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  We also lease 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement provides for rent at a rate of $4.38 per square foot, expiring on November 30, 2011.  We also entered into a new lease during the second quarter of 2008 for 900 square feet of office space located at Via Gino Capponi n. 26, Florence, Italy.  The lease agreement provides for rent at a rate of $2.63 per square foot, expiring on April 22, 2014.  Additionally, we’ve entered into several lease agreements for corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $148,000 in rent per month.

Staff

As of March 31, 2010, we had 102 employees, including part-time and full-time employees.  These employees are comprised of 15 employees in manufacturing, 34 employees in research and development, 26 employees in sales and marketing and 27 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.

Item 6.  Exhibits

Exhibit No.	Description

10.69	Lease Agreement entered into on April 2, 2010, between HCP Callan Rd, LLC. and the Company (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: May 6, 2010		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: May 6, 2010		Mark E. Saad
Chief Financial Officer