Form 10-Q
period 2010-06-30
CYTORI THERAPEUTICS, INC.
filed 2010-08-09
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes   ☐    No  ☒

As of July 31, 2010, there were 45,905,944 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2010	As of December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$38,100,000	$12,854,000
Accounts receivable, net of allowance for doubtful accounts of $566,000 and $751,000 in 2010 and 2009, respectively	2,573,000	1,631,000
Inventories, net	2,555,000	2,589,000
Other current assets	581,000	1,024,000

Total current assets	43,809,000	18,098,000

Property and equipment, net	1,220,000	1,314,000
Investment in joint venture	555,000	280,000
Other assets	456,000	500,000
Intangibles, net	524,000	635,000
Goodwill	3,922,000	3,922,000

Total assets	$50,486,000	$24,749,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,251,000	$5,478,000
Current portion of long-term obligations	1,978,000	2,705,000

Total current liabilities	7,229,000	8,183,000

Deferred revenues, related party	5,512,000	7,634,000
Deferred revenues	2,435,000	2,388,000
Warrant liability	2,644,000	6,272,000
Option liability	1,340,000	1,140,000
Long-term obligations, less current portion	17,226,000	2,790,000

Total liabilities	36,386,000	28,407,000

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2010 and 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 45,900,581 and 40,039,259 shares issued and 45,900,581 and 40,039,259 shares outstanding in 2010 and 2009, respectively	46,000	40,000
Additional paid-in capital	204,385,000	178,806,000
Accumulated deficit	(190,331,000)	(182,504,000)

Total stockholders’ equity (deficit)	14,100,000	(3,658,000)

Total liabilities and stockholders’ equity (deficit)	$50,486,000	$24,749,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Product revenues:
Related party	$—	$9,000	$9,000	$573,000
Third party	2,091,000	1,268,000	4,347,000	2,616,000
	2,091,000	1,277,000	4,356,000	3,189,000

Cost of product revenues	883,000	776,000	1,813,000	1,863,000

Gross profit	1,208,000	501,000	2,543,000	1,326,000

Development revenues:
Development, related party	—	7,250,000	2,122,000	7,250,000
Research grant and other	7,000	14,000	28,000	22,000
	7,000	7,264,000	2,150,000	7,272,000
Operating expenses:
Research and development	2,301,000	2,919,000	4,546,000	6,388,000
Sales and marketing	2,425,000	1,463,000	4,424,000	2,748,000
General and administrative	3,052,000	2,309,000	6,271,000	4,803,000
Change in fair value of warrant liability	(1,461,000)	2,133,000	(3,628,000)	1,112,000
Change in fair value of option liability	(60,000)	(630,000)	200,000	(420,000)

Total operating expenses	6,257,000	8,194,000	11,813,000	14,631,000

Operating loss	(5,042,000)	(429,000)	(7,120,000)	(6,033,000)

Other income (expense):
Interest income	2,000	4,000	3,000	18,000
Interest expense	(254,000)	(374,000)	(530,000)	(774,000)
Other expense, net	(49,000)	(16,000)	(125,000)	(108,000)
Equity loss from investment in joint venture	(34,000)	(11,000)	(55,000)	(27,000)

Total other expense	(335,000)	(397,000)	(707,000)	(891,000)

Net loss	$(5,377,000)	$(826,000)	$(7,827,000)	$(6,924,000)

Basic and diluted net loss per common share	$(0.12)	$(0.02)	$(0.18)	$(0.21)

Basic and diluted weighted average common shares	45,295,965	35,077,783	43,772,219	33,732,954

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,827,000)	$(6,924,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553,000	876,000
Amortization of deferred financing costs and debt discount	199,000	386,000
Warranty provision	—	(23,000)
Provision for doubtful accounts	567,000	300,000
Change in fair value of warrants	(3,628,000)	1,112,000
Change in fair value of option liabilities	200,000	(420,000)
Share-based compensation expense	1,468,000	1,276,000
Equity loss from investment in joint venture	55,000	27,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(1,509,000)	(496,000)
Inventories	34,000	282,000
Other current assets	289,000	78,000
Other assets	—	51,000
Accounts payable and accrued expenses	(227,000)	(1,153,000)
Deferred revenues, related party	(2,122,000)	(7,250,000)
Deferred revenues	47,000	(7,000)
Long-term deferred rent	—	(168,000)

Net cash used in operating activities	(11,901,000)	(12,053,000)

Cash flows from investing activities:
Purchases of property and equipment	(348,000)	(18,000)
Investment in joint venture	(330,000)	—

Net cash used in investing activities	(678,000)	(18,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(5,454,000)	(803,000)
Proceeds from long term obligations	20,000,000	—
Debt issuance costs and loan fees	(559,000)	—
Proceeds from exercise of employee stock options and warrants	7,042,000	21,000
Proceeds from sale of common stock and warrants	17,314,000	11,189,000
Costs from sale of common stock and warrants	(518,000)	(960,000)
Proceeds from sale of treasury stock	—	3,933,000

Net cash provided by financing activities	37,825,000	13,380,000

Net increase in cash and cash equivalents	25,246,000	1,309,000

Cash and cash equivalents at beginning of period	12,854,000	12,611,000

Cash and cash equivalents at end of period	$38,100,000	$13,920,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$287,000	$399,000
Final payment fee on long-term debt	205,000	—

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid in capital	$279,000	$—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2009.

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

We incurred net losses of $5,377,000 and $7,827,000 for the three and six months ended June 30, 2010 and $826,000 and $6,924,000 for the three and six months ended June 30, 2009, respectively.  We have an accumulated deficit of $190,331,000 as of June 30, 2010.  Additionally, we have used net cash of $11,901,000 and $12,053,000 to fund our operating activities for the six months ended June 30, 2010 and 2009, respectively.  To date these operating losses have been funded primarily from outside sources of invested or borrowed capital.

During 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  If we cannot do so, we would be required to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate available financing opportunities as part of our normal course of business.

In June 2010, we entered into an Amended and Restated Loan and Security Agreement with General Electric Capital Corporation (GECC), Silicon Valley Bank (SVB) and Oxford Finance Corporation (together, the Lenders), pursuant to which the Lenders agreed to make a term loan to the Company in an aggregate principal amount of up to $20.0 million (Term Loan).  The Term Loan amends and restates the term loan agreement entered into with GECC and SVB on October 14, 2008 (Original Term Loan), of which an aggregate balance of approximately $4.1 million along with prorated final payment fee of $205,000 remained outstanding and was refinanced under the Term Loan.  The net proceeds of the Term Loan, after payment of lender fees and expenses and the refinancing of the Original Term Loan, were approximately $15.3 million.

In June 2010, we completed a common stock purchase agreement with Seaside 88, LP (“Seaside”) relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement required us to issue and Seaside to buy 275,000 shares of our common stock every two weeks, subject to the satisfaction of customary closing conditions.  Between June 2009 and June 2010, we raised approximately $30,172,000 in gross proceeds from the sale of 7,150,000 shares of our common stock related to Seaside closings.

With consideration of these endeavors as well as existing funds, cash generated by operations, and other accessible sources of financing, we believe our cash position is adequate to satisfy our working capital, capital expenditures, debt service, and other financial commitments into 2012, subject to minimum cash and cash liquidity requirements of the Amended and Restated Loan and Security Agreement, which requires that we maintain at least six months of cash on hand to avoid an event of default.  Management actively monitors cash expenditures we incur as our business progresses in an effort to match projected expenditures to available cash flow.

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

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of June 30, 2010 and December 31, 2009.

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

The cumulative effect of the adoption is to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued.  As a result on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. During 2009, the fair value of the warrant liability increased to $6.3 million and as a result we recognized $4.6 million loss from the change in the fair value of warrants in 2009.  The fair value of these warrants decreased to $2.6 million as of June 30, 2010, which resulted in a $1.5 million and $3.6 million gain from the change in fair value of warrants for the three and six months ended June 30, 2010, respectively.

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

	As of June 30, 2010	As of December 31, 2009
Expected term	3.12 years	3.61 years
Common stock market price	$3.48	$6.10
Risk-free interest rate	1.00%	1.70%
Expected volatility	80.70%	76.16%
Resulting fair value (per warrant)	$1.37	$3.28

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

7.	Long-term Obligation

On June 11, 2010, we entered into an Amended and Restated Loan and Security Agreement with General Electric Capital Corporation (GECC), Silicon Valley Bank (SVB) and Oxford Finance Corporation (together, the “Lenders”), pursuant to which the Lenders agreed to make a term loan in an aggregate principal amount of up to $20.0 million (Term Loan), subject to the terms and conditions set forth in the Term Loan.  On June 14, 2010, the Lenders funded a Term Loan in the principal amount of $20.0 million.  The Term Loan accrues interest at a fixed rate of 9.87% per annum.  We are  required to make monthly payments of interest-only, through March 1, 2011, and are required to repay the principal amount of the Term Loan over a period of twenty-seven (27) consecutive equal monthly installments of principal plus accrued interest, commencing on April 1, 2011.   At maturity of the Term Loan, we will also make a final payment equal to 5% ($1,000,000) of the Term Loan.  We may incur additional fees if we elect to prepay the Term Loan.  In connection with the Term Loan, on June 11, 2010, we issued to the Lenders warrants to purchase up to an aggregate of 101,266 shares of our common stock at an exercise price of $3.95 per share.  These warrants are immediately exercisable and will expire on June 11, 2017.

The Term Loan amended and restated the Original Term Loan, of which an aggregate balance of approximately $4.1 million remained outstanding along with a prorated final payment fee of $205,000. The net proceeds of the Term Loan, after payment of lender fees and expenses and the refinancing of the Original Term Loan, were approximately $15.3 million.

We accounted for this amendment to the Original Term Loan as debt modification since the terms of the amended Term Loan and the Original Term Loan were not substantially different and as present value of cash flows of the modified instrument was within 10% of the original debt instrument.  Accordingly, the fees associated with the amended Term Loan of $354,000 and the existing unamortized debt discount from the Original Term Loan of $242,000 will be amortized as an adjustment of interest expense over the remaining term of the Term Loan using the effective interest method.

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrant issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the relative fair value of the warrants as a discount of $279,000 over the term of the loan using the effective interest method, with an effective interest rate of 14.78%. If the maturity of the debt was accelerated due to an event of default, then the amortization would be accelerated. We were in compliance with our financial and non-financial covenants as of June 30, 2010.

8.	Revenue Recognition

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

Concentration of Significant Customers

For the six months ended June 30, 2010, our sales were concentrated in two direct customers, which in aggregate comprised 32% of our revenue recognized for the six months ended June 30, 2010.  Our Asia-Pacific and North America region sales accounted for 87% of our revenue recognized for the six months ended June 30, 2010.  Additionally, one distributor and two direct customers accounted for 37% of total outstanding accounts receivable as of June 30, 2010.

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

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health (“NIH”).  Revenue earned under development agreements is classified as either research grant or development revenues depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded as research grant and other within development revenues.  Research grant revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our consolidated statements of operations.  Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our consolidated statements of operations.

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $0 and $2,122,000 for the three and six months ended June 30, 2010, respectively.  During 2009, we recognized revenues of $7,250,000 for the three and six months ended June 30, 2009.    All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three and six months ended June 30, 2010 and 2009.

9.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	June 30,	December 31,
	2010	2009

Raw materials	$1,592,000	$1,763,000
Work in process	569,000	387,000
Finished goods	394,000	439,000
	$2,555,000	$2,589,000

10.	Long-Lived Assets

We assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three and six months ended June 30, 2010 and 2009, we had no impairment losses associated with our long-lived assets.

11.	Share-Based Compensation

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

During the first quarter of 2009, we made a company-wide option grant to our non-executive employees to purchase an aggregate of up to 249,250 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value of the awards was $2.00 per share.  Following the reduction of our workforce at the end of the same quarter, 182,100 of these options remained outstanding.  The resulting share-based compensation expense of $364,200, net of estimated forfeitures, will be recognized as expense over the employees’ respective vesting periods.

During the first quarter of 2009, we issued to our officers and directors options to purchase an aggregate of up to 585,000 shares of our common stock, with four-year vesting for our officers and two-year vesting for our directors. The grant date fair value of the awards granted to our officers and directors was $2.70 per share. The resulting share-based compensation expense of $1,579,500, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

During the second quarter of 2009, we made a company-wide option grant to our non-executive employees to purchase an aggregate of up to 155,580 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value of the awards was $1.18 per share.  The resulting share-based compensation expense of $183,000, net of estimated forfeitures, will be recognized as expense over the employees’ respective vesting periods.

12.	Loss per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2010 and 2009, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 18,821,894 for the three and six month periods ended June 30, 2010 and 20,186,975 for the three and six month periods ended June 30, 2009, respectively.

13.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including, but not limited to, conducting pre-clinical development research, recruiting and enrolling patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of June 30, 2010, we have pre-clinical research study obligations of $148,000 (which are expected to be fully completed within a year) and clinical research study obligations of $3,200,000 ($2,300,000 of which are expected to be completed within a year).

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

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of June 30, 2010, we have remaining minimum purchase obligations of $1,700,000 ($1,488,000 of which are to be expected to be completed within a year).

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

As of June 30, 2010, Olympus holds approximately 8.74% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At June 30, 2010, the carrying value of our investment in the Joint Venture is $555,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  During the three and six months ended June 30, 2010, we contributed $330,000 to the Joint Venture.  We made no cash contributions to the Joint Venture during the three and six months ended June 30, 2009.

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

At June 30, 2010 and December 31, 2009, the estimated fair value of the Put was $1,340,000 and $1,140,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	June 30, 2010	December 31, 2009

Expected volatility of Cytori	74.00%	72.00%
Expected volatility of the Joint Venture	74.00%	72.00%
Bankruptcy recovery rate for Cytori	28.00%	19.00%
Bankruptcy threshold for Cytori	$6,921,000	$11,308,000
Probability of a change of control event for Cytori	2.65%	2.95%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	2.97%	3.85%

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

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$34,305,000	$34,305,000	$—	$—

Liabilities:
Put option liability	$(1,340,000)	$—	$—	$(1,340,000)
Warrant liability	$(2,644,000)	$—	$(2,644,000)	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,780,000	$10,780,000	$—	$—

Liabilities:
Put option liability	$(1,140,000)	$—	$—	$(1,140,000)
Warrant liability	$(6,272,000)	$—	$(6,272,000)	$—

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

The following table summarizes the change in our Level 3 put option liability value:

	Six months ended	Three months ended
Put option liability	June 30, 2010	June 30, 2010

Beginning balance	$(1,140,000)	$(1,400,000)
Decrease (increase) in fair value recognized in operating expenses	(200,000)	60,000
Ending balance	$(1,340,000)	$(1,340,000)

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

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of June 30, 2010.

16.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2010 and December 31, 2009, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments.

We utilize quoted market prices to estimate the fair value of our fixed rate debt, when available.  If quoted market prices are not available, we calculate the fair value of our fixed rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar terms to the debt.

At June 30, 2010 and December 31, 2009, the aggregate fair value and the carrying value of the Company’s fixed rate debt were as follows:

	June 30, 2010		December 31, 2009

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate debt	$19,248,000	$19,172,000	$5,508,000	$5,460,000

Carrying value includes $1,828,000 and $366,000 of debt discount as of June 30, 2010 and December 31, 2009, respectively.

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

All of our goodwill is associated with our regenerative cell technology reporting unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three and six months ended June 30, 2010. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows using market place participant assumptions. No triggering events occurred during the three and six months ended June 30, 2010.

17.	Stockholders’ Deficit

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

Additionally, on June 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement required us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions.  Between June 2009 and June 2010, we raised approximately $30,172,000 in aggregate gross proceeds from this transaction from the sale of 7,150,000 shares of our common stock, of which $5,938,000 and $17,314,000 in gross proceeds from the sale of 1,375,000 and 3,300,000 shares during the three and six months ended June 30, 2010, respectively, in our scheduled closings with Seaside 88, LP.  We have accounted for each of the completed closings as a component of stockholders’ equity (deficit).

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, and our closings with Seaside 88, LP through June 30, 2010  triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of June 30, 2010, the common stock warrants issued on August 11, 2008, are currently exercisable for 1,933,727 shares of our common stock at an exercise price of $6.21 per share.

Other Related Party Transactions

On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of June 30, 2010, Green Hospital Supply, Inc., our distribution partner in Japan and a related party, holds approximately 6.54% of our issued and outstanding shares of common stock.

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

We lease 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California pursuant to a lease agreement entered into on April 2, 2010.  The lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  The lease agreement required us to execute a letter of credit for $350,000 naming landlord as a beneficiary.  The letter of credit was issued in July 2010 and required us to maintain $350,000 as restricted cash.

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

Overview

Cytori Therapeutics, Inc. (Cytori) develops, manufactures, and commercializes innovative medical devices, which allow physicians to practice regenerative medicine worldwide.  Cytori’s core device provides access to patients’ own stem and regenerative cells which reside naturally within their adipose (fat) tissue. These stem and regenerative cells help to improve blood flow in damaged or diseased  tissues and therefore can potentially be used to treat multiple conditions resulting from a lack of blood supply. Cytori has two main product lines: the Celution® family, which includes the first and only broadly available device that provides clinical grade adipose derived autologous stem and regenerative cells at the point of care and the StemSource® family for use in laboratory research and stem cell banking.

Our commercialization model is based on the sale of the Celution® System and the generation of recurring revenue thereafter from the sale of single-use consumables used in every patient procedure, as well as sales of related instrumentation and ancillary products. Cytori’s near term strategy is to focus first on development and sales in the cosmetic and reconstructive surgery (CRS) market and the cell banking market, which we believe can be successfully penetrated more quickly than our other target markets.  We are also developing our Celution® System for cardiovascular applications which we believe will require a greater investment in time and money to bring to market. In addition to our current clinical trials for breast reconstruction and cardiovascular disease, our customers at academic hospitals are simultaneously identifying and developing new applications for our technology, including stress urinary incontinence, wound healing, burns, liver disease, renal failure, pelvic health conditions and gastrointestinal disorders. The more therapeutic applications that are developed for the Celution® System and its cellular output, the more opportunities we will have to offer the Celution® System and related consumable sets to hospitals, clinics, and physicians.

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

Subsequent to the end of the quarter in July 2010, Cytori received expanded CE Mark indications for the Celution® System. The new indications include key medical applications such as breast reconstruction, repair of soft tissue defects, as well as the facilitation of healing certain types of wounds, such as those resulting from Crohn’s disease. In addition, we received the CE Mark for the PureGraft™ 250/PURE System for autologous fat transfers in July 2010. PureGraft™ will be commercialized in Europe as both a standalone product and as a complement to Cytori’s Celution® 800/CRS System in Europe. Having both PureGraft™ and Celution® now approved in Europe allows Cytori to offer a broader portfolio of products to plastic and cosmetic surgeons and expand our market opportunity. In addition, the PureGraft System offers a lower cost entry point for customers to whom we could potentially up-sell a Celution® System.

To further support broad adoption and reimbursement for Celution® based cosmetic and reconstructive procedures in Europe, Cytori has invested in RESTORE 2, a 70-patient post-marketing breast reconstruction study. Enrollment in RESTORE 2, which was initiated in 2008, was completed in November 2009. The goal of the study was to expand cosmetic and reconstructive surgery claims and seek reimbursement for the use of the Celution® System in post-partial mastectomy defect reconstruction. Positive interim six month results were reported in December 2010 and further supported by additional six and twelve month interim results reported in June 2010. Final results from this study are expected to be reported in the first half of 2011.

In the United States, we are currently focused on establishing an autologous fat grafting business, starting with the sale of the PureGraft™ 250/PURE System and the Celbrush™. In the second quarter of 2010, we expanded our U.S. sales team to focus on building our physician customer base. The PureGraft™ 250/PURE System is designed to facilitate and streamline the fat graft preparation process, washing and filtering the tissue to remove contaminants. In January 2010, we received 510(k) clearance from the FDA for our PureGraft™ 250/PURE System which gives us the freedom to market the PureGraft™ product line in the United States. PureGraft™ was formally launched at the meeting of the American Society of Aesthetic Plastic Surgery in April 2010. The Celbrush™ is a precision micro-droplet delivery tool that is designed to complement our other cosmetic and reconstructive products.

To complement U.S. sales of our autologous fat grafting products, Cytori has launched a new e-commerce product site for our U.S. customers to order the PureGraft™ and Celbrush™ product lines online. The site, www.puregraft.com, is designed to simplify the order process, facilitate customer support and provide detailed product information to our customers.

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

We are simultaneously developing the cardiovascular application for the Celution® System. Cardiovascular disease, which represents a longer term investment for Cytori, is currently the most advanced application in our pipeline. We have sponsored two European safety and feasibility clinical trials, one for acute heart attack (the APOLLO study) and the other for chronic ischemia (the PRECISE study). Enrollment in both studies was completed in 2009. Six month data showing positive outcomes from both studies was presented at the 7th International Symposium on Stem Cell Therapy & Cardiovascular Innovations on May 7, 2010.   Currently, Cytori is working closely with our Notified Body in Europe to finalize the acceptance criteria for the design and protocol of a pivotal study for heart attack, which we expect to initiate in late 2010 or early 2011. This will be a European approval study that is expected to range in size from 259 to 360 patients.

Our StemSource® cell banking business will contribute to product sales in 2010, but we expect sales to further ramp once a greater number of therapeutic applications are available. We believe that an increasing number of cell bank orders will be from cosmetic and reconstructive surgery clinics in regions outside the U.S. where physicians are already using stem and regenerative cells, as such clinics are ideally suited to integrate cell banking into their business practice. The StemSource®900/MB, is marketed as a standalone piece of laboratory research equipment and serves as the foundation of the StemSource® Cell Bank, both of which are offered worldwide to hospitals, tissue banks and other research centers so they can develop new uses for ADRC’s, and in turn offer patients the opportunity to cryopreserve their own adipose-derived stem and regenerative cells. The StemSource® Cell Bank is being offered directly by Cytori, and through our commercialization partners including: Green Hospital Supply in Japan, Korea, Taiwan and Thailand, and GE Healthcare in the United States and select European countries. We expect that growth in the cell bank business in 2010 within Asia Pacific will be driven in part by hospitals where a device is already installed as part of an investigator-initiated study, and where physicians are already familiar with the use of the system and its benefits. Once installed, commercialization activities are performed predominantly by our customers.

Coinciding with our increased investment in commercial activities, we significantly reduced preclinical research and development expenses in 2009. Because we have passed the feasibility stage and are now manufacturing commercial products, we have less reliance going forward on basic and preclinical development activities. Preclinical research will continue at a base level required to fulfill demands for potential partnerships, expanding intellectual property, and supporting commercial activities. Our strategy for the future, in this current financial environment with a new product that has multiple potential applications, is to focus the majority of our financial resources on activities that will promote immediate sales of the Celution®, StemSource®, and PureGraft™  products, through investment in sales and marketing activities, as well as on the planning and initiation of a cardiac pivotal study. We can effectively manage our investment in these initiatives with our current cash position, but to broaden investment in our pipeline activities will require additional funds.

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

As of June 30, 2010, the estimated fair value of the Put was $1,340,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

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

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture which allowed us to commercially launch the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement provides for the sale of the Cytori-developed Celution® System platform, including the Celution® 800/CRS and StemSource® 900/MB, until such  time as the Joint Venture’s products are commercially available for the same market served by the Cytori platform, subject to a reasonable royalty payable to the Joint Venture for all such sales.

We account for our investment in the Joint Venture under the equity method of accounting.

Other Related Party Transactions

In a separate agreement entered into on February 23, 2006, we granted Olympus an exclusive right to negotiate a commercialization collaboration for the use of adipose regenerative cells for a specific therapeutic area outside of cardiovascular disease.  In exchange for this right, we received a $1,500,000 payment from Olympus, which was non-refundable but could be applied toward a definitive commercial collaboration in the future.  As part of this agreement, Olympus would conduct market research and pilot clinical studies in collaboration with us for the therapeutic area up to December 31, 2008 when this exclusive right expired.  The $1,500,000 payment was received in the second quarter of 2006 and recorded as deferred revenues, related party.  Accordingly, on December 31, 2008, we recognized $1,500,000 as other development revenue and reduced our deferred revenues, related party balance for the same amount.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and had recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three and six months ended June 30, 2010.

Results of Operations

Our overall net losses for the three and six months ended June 30, 2010 were $5,377,000 and $7,827,000 as compared to the net losses for the three and six months ended June 30, 2009 of $826,000 and $6,924,000, respectively.  The increase in the losses for the three and six months ended June 30, 2010 is primarily due to the recognition of non-cash development revenue of $2,122,000 during first quarter of 2010 as compared to recognition of non-cash development revenue of 7,250,000 of during second quarter of 2009.

Product revenues

Product revenues consisted of revenues primarily from our Celution® System products and StemSource® Cell Banks.

The following table summarizes the components for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Related party	$—	$9,000	$9,000	$573,000
Third party	2,091,000	1,268,000	4,347,000	2,616,000
Total product revenues	$2,091,000	$1,277,000	$4,356,000	$3,189,000
% attributable to Green Hospital Supply, Inc.	—	0.7%	0.2%	18.0%
% attributable to Olympus	—	—	—	—

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

The future:  We expect to continue to generate regenerative cell technology product revenues from Celution® 800/CRS and consumable sales in Europe and we expect to generate product revenues from StemSource® Cell Bank sales in Japan through direct sales and through our distribution partner Green Hospital Supply, as well as from StemSource® banking and research products in the U.S. and elsewhere through direct sales and through our distribution partner GE Healthcare. Additionally, we expect to have Thin Film product revenues when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko, pending regulatory approval.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Cost of product revenues	$869,000	$765,000	$1,784,000	$1,835,000
Share-based compensation	14,000	11,000	29,000	28,000
Total cost of product revenues	$883,000	$776,000	$1,813,000	$1,863,000
Total cost of product revenues as % of product revenues	42.2%	60.8%	41.6%	58.4%

•
Cost of product revenues as a percentage of product revenues was 42.2% and 41.6% for the three and six months ended June 30, 2010 and 60.8% and 58.4% for the three and six months ended June 30, 2009, respectively.  Fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Development (Olympus)	$—	$7,250,000	$2,122,000	$7,250,000
Research grant (NIH)	—	13,000	—	20,000
Service plan and other	7,000	1,000	28,000	2,000
Total	$7,000	$7,264,000	$2,150,000	$7,272,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  In the first quarter of 2010, we recognized $2,122,000 of revenue associated with our arrangements with Olympus as a result of achieving one product development milestone as well as a clinical milestone related to the completion of a primary monitoring end point in one of our cardiac trials.  In the second quarter of 2009, we recognized $7,250,000 of revenue associated with our arrangements with Olympus as a result of achieving two clinical milestones during the quarter relating to the achievement of the primary goals of safety and feasibility as well as the completion of the enrollment process for both of our clinical cardiac trials.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

General research and development	$1,760,000	$2,448,000	$3,459,000	$5,013,000
Development milestone (Joint Venture)	436,000	337,000	864,000	1,127,000
Share-based compensation	105,000	134,000	223,000	248,000
Total research and development expenses	$2,301,000	$2,919,000	$4,546,000	$6,388,000

•
Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.  Labor-related expenses, not including share-based compensation, increased by $122,000 and decreased by $435,000 for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  The decrease in labor related expenses for the six months ended June 30, 2010 primarily due the decrease in the headcount as a result of reduction in staffing levels implemented at the end first quarter of 2009 as an element of our cost cutting efforts.  Clinical and preclinical study expense decreased by $276,000 and $382,000 for the three and six months ended June 30, 2010 as compared to the same periods in 2009.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets.  For the three and six months ended June 30, 2010, costs associated with the development of the device were $436,000 and $864,000, respectively.  For the three and six months ended June 30, 2009, costs associated with the development of the device were $337,000 and $1,127,000, respectively.  The decrease in the costs related to the Joint Venture with Olympus is primarily due to the completion of product development milestone activities. The three months ended June 30, 2010 and 2009 expenses were composed of $295,000 and $145,000 in labor and related benefits, $122,000 and $150,000 in consulting and other professional services, $0 and $15,000 in supplies and $19,000 and $27,000, respectively, in other miscellaneous expense.  The six months ended June 30, 2010 and 2009 expenses were composed of $560,000 and $411,000 in labor and related benefits, $277,000 and $474,000 in consulting and other professional services, $1,000 and $186,000 in supplies and $26,000 and $56,000, respectively, in other miscellaneous expense.

The future:  We expect research and development expenditures to remain stable for the remainder of 2010.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

International sales and marketing	$2,237,000	$1,342,000	$4,046,000	$2,515,000
Share-based compensation	188,000	121,000	378,000	233,000
Total sales and marketing expenses	$2,425,000	$1,463,000	$4,424,000	$2,748,000

•
The increase in international sales and marketing expense for the three and six months ended June 30, 2010 as compared to the same periods in 2009 was mainly attributed to the increase in salary and related benefits expense of $453,000 and $752,000, respectively, not including share-based compensation, an increase in travel related expenses of $156,000 and $286,000 and promotional effort expenses of $63,000 and $88,000, respectively, which are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology as well as sales and marketing efforts related to our commercialization activities.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand our base of distribution partners, strategic alliances and co-development partners, as well as our direct marketing sales force for our Celution® System and StemSource® Cell Bank.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

General and administrative	$2,657,000	$1,942,000	$5,433,000	$4,036,000
Share-based compensation	395,000	367,000	838,000	767,000
Total general and administrative expenses	$3,052,000	$2,309,000	$6,271,000	$4,803,000

•
An increase in general and administrative expenses occurred during the three and six months ended June 30, 2010 as compared to the same periods in 2009.  This resulted primarily from an increase in salary and related benefits expense of $272,000 and $362,000, respectively, not including share-based compensation, an increase in professional services expenses of $165,000 and $229,000, travel related expenses of $101,000 and $184,000, and increase in bad debt expense of $43,000 and $268,000 for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

The future.  We expect general and administrative expenses to stay at the same level or to be reduced in the remainder of 2010 as we are seeking ways to minimize these expenses where possible.

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

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Cost of product revenues	$14,000	$11,000	$29,000	$28,000
Research and development-related	105,000	134,000	223,000	248,000
Sales and marketing-related	188,000	121,000	378,000	233,000
General and administrative-related	395,000	367,000	838,000	767,000
Total share-based compensation	$702,000	$633,000	$1,468,000	$1,276,000

Most of the share-based compensation expenses in the three and six month ended June 30, 2010 and 2009 related to the vesting of stock option awards to employees.

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

During the first quarter of 2009, we made a company-wide option grant to our non-executive employees to purchase an aggregate of up to 249,250 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value of the awards was $2.00 per share.  Following the reduction of our workforce at the end of this quarter, 182,100 of these options remained outstanding.  The resulting share-based compensation expense of $364,200, net of estimated forfeitures, will be recognized as expense over the employees’ respective vesting periods.

During the first quarter of 2009, we issued to our officers and directors options to purchase an aggregate of up to 585,000 shares of our common stock, with four-year vesting for our officers and two-year vesting for our directors. The grant date fair value of the awards granted to our officers and directors was $2.70 per share. The resulting share-based compensation expense of $1,579,500, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

During the second quarter of 2009, we made a company-wide option grant to our non-executive employees to purchase an aggregate of up to 155,580 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value of the awards was $1.18 per share.  The resulting share-based compensation expense of $183,000, net of estimated forfeitures, will be recognized as expense over the employees’ respective vesting periods.

The future.  We expect to continue to grant options (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of June 30, 2010, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $6,619,000. These costs are expected to be recognized over a weighted average period of 1.97 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Change in fair value of warrant liability	$(1,461,000)	$2,133,000	$(3,628,000)	$1,112,000

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

	As of June 30, 2010	As of December 31, 2009
Expected term	3.12 years	3.61 years
Common stock market price	$3.48	$6.10
Risk-free interest rate	1.00%	1.70%
Expected volatility	80.70%	76.16%
Resulting fair value (per warrant)	$1.37	$3.28

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

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Change in fair value of put option liability	$(60,000)	$(630,000)	$200,000	$(420,000)

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

The following assumptions were employed in estimating the value of the Put:

	June 30, 2010	December 31, 2009

Expected volatility of Cytori	74.00%	72.00%
Expected volatility of the Joint Venture	74.00%	72.00%
Bankruptcy recovery rate for Cytori	28.00%	19.00%
Bankruptcy threshold for Cytori	$6,921,000	$11,308,000
Probability of a change of control event for Cytori	2.65%	2.95%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	2.97%	3.85%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Interest income	$2,000	$4,000	$3,000	$18,000
Interest expense	(254,000)	(374,000)	(530,000)	(774,000)
Other income (expense)	(49,000)	(16,000)	(125,000)	(108,000)
Total	$(301,000)	$(386,000)	$(652,000)	$(864,000)

•	Interest income decreased for the three and six months ended June 30, 2010 as compared to the same periods in 2009 due to a decrease in interest rates.

•
Interest expense decreased for the three and six months ended June 30, 2010 as compared to the same period in 2009 due to cash interest and non-cash amortization of debt issuance costs and debt discount for the term loan we entered into in October 2008.  During second quarter of 2010, we entered into an Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded a term loan in the amount of $20.0 million on June 14, 2010, and which refinanced the remaining balance of the term loan from 2008.

•	The changes in other income (expense) in the three and six months ended June 30, 2010 as compared to the same periods in 2009 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in the remainder of 2010 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense to increase during the remainder of 2010 as a result of the funding of term loan in the principal amount of $20.0 million on June 14, 2010.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009
Equity loss in investment	$(34,000)	$(11,000)	$(55,000)	$(27,000)

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$38,100,000	$12,854,000

Current assets	$43,809,000	$18,098,000
Current liabilities	7,229,000	8,183,000
Working capital	$36,580,000	$9,915,000

We incurred net losses of $5,377,000 and $7,827,000 for the three and six months ended June 30, 2010 and $826,000 and $6,924,000 for the three and six months ended June 30, 2009, respectively.  We have an accumulated deficit of $190,331,000 as of June 30, 2010.  Additionally, we have used net cash of $11,901,000 and $12,053,000 to fund our operating activities for the six months ended June 30, 2010 and 2009, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital and borrowed capital.

During 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  If we cannot do so, we would be required to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate available financing opportunities as part of our normal course of business.

In June 2010, we entered into an Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, Silicon Valley Bank and Oxford Finance Corporation (together, the Lenders), pursuant to which the Lenders agreed to make a term loan to Cytori in an aggregate principal amount of up to $20.0 million (Term Loan).  The Term Loan amends and restates the term loan agreement entered into with GECC and SVB on October 14, 2008 (Original Term Loan), of which an aggregate balance of approximately $4.1 million along with prorated final payment fee of $205,000 remained outstanding and was refinanced under the Term Loan.  The net proceeds of the Term Loan, after payment of lender fees and expenses and the refinancing of the Original Term Loan, were approximately $15.3 million.

In June 2010, we completed a common stock purchase agreement with Seaside 88, LP (“Seaside”) relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement required us to issue and Seaside to buy 275,000 shares of our common stock every two weeks, subject to the satisfaction of customary closing conditions.  Between June 2009 and June 2010, we raised approximately $30,172,000 in gross proceeds from the sale of 7,150,000 shares of our common stock related to Seaside closings.

With consideration of these endeavors as well as existing funds, cash generated by operations, and other accessible sources of financing, we believe our cash position is adequate to satisfy our working capital, capital expenditures, debt service, and other financial commitments into 2012, subject to minimum cash and cash liquidity requirements of the Amended and Restated Loan and Security Agreement, which requires that we maintain at least six months of cash on hand to avoid an event of default.  Management actively monitors cash expenditures we incur as our business progresses in an effort to match projected expenditures to available cash flow.

In order to continue the operations of our regenerative cell business at or near current levels, we will need to either substantially increase revenues or continue to raise additional capital in the near term.

From inception to June 30, 2010, we have financed our operations primarily by:

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

•	Obtaining a term loan of $7,500,000 from General Electric Capital Corporation (GECC) and Silicon Valley Bank (SVB) in October 2008,

•
Receiving approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common with an exercise price of $2.59 per share in March 2009,

•
Receiving approximately $4,242,000 in net proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants (with an exercise price of $2.62 per share) to a syndicate of investors in May 2009,

•
In June 2010, we completed a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement required us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks.  Between June 2009 and June 2010, we raised an aggregate of approximately $30,172,000 in gross proceeds from the sale of 7,150,000 shares of our common stock, and

•
In June 2010, we entered into an Amended and Restated Loan and Security Agreement with the GECC, SVB, and Oxford Finance Corporation (Lenders), pursuant to which the Lenders funded a term loan in the amount of $20,000,000 on June 14, 2010, which refinanced the remaining balance of the term loan entered into with GECC and SVB on October 14, 2008.

We do not expect significant capital expenditures during the remainder of 2010.

Any excess funds are expected to be invested as cash equivalents in money market accounts.

Our cash requirements for the remainder of 2010 and beyond will depend on numerous factors, including successful revisions of our operating plan and business strategies as described above.  Under our previous operating plan, we would have expected to incur research and development expenses at high levels in our regenerative cell platform for an extended period of time.  Under the new plan, we will seek to reduce these expenditures as much as possible.

The following summarizes our contractual obligations and other commitments at June 30, 2010, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$21,033,000	$2,222,000	$18,811,000	$—	$—
Interest commitment on long-term obligations	3,797,000	1,912,000	1,885,000	—	—
Operating lease obligations	7,307,000	1,209,000	2,857,000	2,772,000	469,000
Minimum purchase requirements	1,700,000	1,488,000	212,000	—	—
Pre-clinical research study obligations	148,000	148,000	—	—	—
Clinical research study obligations	3,200,000	2,300,000	900,000	—	—
Total	$37,185,000	$9,279,000	$24,665,000	$2,772,000	$469,000

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2010 and 2009 is summarized as follows:

	For the six months ended June 30,
	2010	2009

Net cash used in operating activities	$(11,901,000)	$(12,053,000)
Net cash used in investing activities	(678,000)	(18,000)
Net cash provided by financing activities	37,825,000	13,380,000

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $7,120,000 for the six months ended June 30, 2010.  The operating cash impact of this loss was $11,901,000, after adjusting for the recognition of non-cash development revenue of $2,122,000, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation and amortization, change in fair value of option liabilities and warrants, changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 resulted from cash outflow for investment in joint venture and purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2009 resulted from purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2010 related primarily to a sale of 3,300,000 shares for approximately $17,314,000  in gross proceeds in connection with common stock purchase agreement with Seaside entered into on June 19, 2009 and proceeds from exercise of warrants and employee stock options of $7,042,000.  Additionally, in June 2010, we obtained a term loan in the amount of $20,000,000, less fees and expenses, which was used in part to refinance the remaining balance of the term loan entered into with GECC and SVB on October 14, 2008.

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

While our estimates are based on assumptions we consider reasonable at the time they were made, our actual results may differ from our estimates, perhaps significantly.  If results differ materially from our estimates, we will make adjustments to our financial statements prospectively if needed.

We believe it is important for you to understand our most critical accounting policies as these are policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results.  Below are the key updates to our accounting policies for the three and six months ended June 30, 2010.  These accounting policies should be read in conjunction with the accounting policies included in our annual report on Form 10-K for the year ended December 31, 2009.

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

The cumulative effect of the adoption is to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued.  As a result on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. During 2009, the fair value of the warrant liability increased to $6.3 million and as a result we recognized $4.6 million loss from the change in the fair value of warrants in 2009.  The fair value of these warrants decreased to $2.6 million as of June 30, 2010, which resulted in a $1.5 million and $3.6 million gain from the change in fair value of warrants for the three and six months ended June 30, 2010, respectively.

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

	As of June 30, 2010	As of December 31, 2009
Expected term	3.12 years	3.61 years
Common stock market price	$3.48	$6.10
Risk-free interest rate	1.00%	1.70%
Expected volatility	80.70%	76.16%
Resulting fair value (per warrant)	$1.37	$3.28

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

Concentration of Significant Customers

For the six months ended June 30, 2010, our sales were concentrated in two direct customers, which in aggregate comprised 32% of our revenue recognized for the six months ended June 30, 2010.  Our Asia-Pacific and North America region sales accounted for 87% of our revenue recognized for the six months ended June 30, 2010.  Additionally, one distributor and two direct customers accounted for 37% of total outstanding accounts receivable as of June 30, 2010.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $0 and $2,122,000 for the three and six months ended June 30, 2010, respectively.  During 2009, we recognized $7,250,000 in development revenues for the three and six months ended June 30, 2009.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three and six months ended June 30, 2010 and 2009.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of June 30, 2010.  We test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

In 2009, we completed our goodwill impairment testing using a combination of an income-based approach incorporating discounted projections of estimated future cash flows as well as a market-based approach.  We concluded that the fair value of our main reporting unit exceeded its carrying value, and that none of our reported goodwill was impaired.  Additionally, no triggering events occurred during the three and six months ended June 30, 2010.

Variable Interest Entity (Olympus-Cytori Joint Venture)

A variable interest entity, or VIE, must be consolidated by its primary beneficiary.  Evaluating whether an entity is a VIE and determining its primary beneficiary involves significant judgment.

We concluded that the Olympus-Cytori Joint Venture was a VIE based on the following factors:

•
An entity is a VIE if it has insufficient equity to finance its activities.  We recognized that the initial cash contributed to the Joint Venture formed by Olympus and Cytori ($30,000,000) would be completely utilized by the first quarter of 2006.  Moreover, it was highly unlikely that the Joint Venture would be able to obtain the necessary financing from third party lenders without additional subordinated financial support – such as personal guarantees by one or both of the Joint Venture stockholders.  Accordingly, the Joint Venture will require additional financial support from Olympus and Cytori to finance its ongoing operations, indicating that the Joint Venture is a VIE.  In fact, we contributed $330,000, $300,000 and $150,000 in the second quarter of 2010, fourth quarter of 2007 and first quarter of 2006, respectively, to fund the Joint Venture’s ongoing operations.

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

Significant judgment was involved in determining the primary beneficiary of the Joint Venture.   We believe that Olympus and Cytori are “de facto agents” and, together, will absorb more than 50% of the Joint Venture’s expected losses and residual returns.  Ultimately, we concluded that Olympus, and not Cytori, was the party most closely related with the joint venture and, hence, its primary beneficiary.  Our conclusion also considered the following factors:

•	The business operations of the Joint Venture will be most closely aligned to those of Olympus (i.e., the manufacturer of devices).

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.  Due to our history of loss, a full valuation allowance is recognized against our deferred tax assets.

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

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of June 30, 2010, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2010, we were not a party to any material legal proceeding.

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

We are subject to the following significant risks, among others:

We need to raise more cash in the future

We have almost always had negative cash flows from operations.  Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses.  We will be required to raise capital from one or more sources in the future to continue funding our operations to profitability.  We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the future.  In addition, our Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, Silicon Valley Bank and Oxford Finance Corporation requires us to maintain certain minimum cash requirements, and if our cash reserves fall below those minimum requirements, then we could be in default under our loan agreement and subject to potential adverse remedies by the lenders.  Any of these events would have a substantial and material adverse effect on our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, arrangements with development and commercialization partners, increased results of operations, or from other sources, or on terms attractive to us.  Inability to obtain sufficient additional funds in the future would, at a minimum, require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, clinical or regulatory activities, which could have a substantial negative effect on our results of operations and financial condition.

Continued turmoil in the economy could harm our business

Negative trends in the general economy, including trends resulting from an actual or perceived recession, tightening credit markets, increased cost of commodities, including oil, actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a reduction of investment in and available funding for companies in certain industries, including ours.  Our ability to raise capital has been and may also be adversely affected by further downturn in current credit conditions, financial markets and the global economy.

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

Our business strategy is high-risk

We are focusing our resources and efforts primarily on development of the Celution® System family of products and the therapeutic applications of its cellular output, which requires extensive cash needs for research, development, and commercialization activities.  This is a high-risk strategy because there is no assurance that our products will ever become commercially viable (commercial risk), that we will prevent other companies from depriving us of market share and profit margins by selling products based on our inventions and developments (legal risk), that we will successfully manage a company in a new area of business (regenerative medicine) and on a different scale than we have operated in the past (operational risk), that we will be able to achieve the desired therapeutic results using stem and regenerative cells (scientific risk), or that our cash resources will be adequate to develop our products until we become profitable, if ever (financial risk).  We are using our cash in one of the riskiest industries in the economy (strategic risk).  This may make our stock an unsuitable investment for many investors.

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

Our charter documents contain anti-takeover provisions and we have adopted a Stockholder Rights Plan to prevent hostile takeovers

Our Amended and Restated Certificate of Incorporation and Bylaws contain certain provisions that could prevent or delay the  acquisition of Cytori by means of a tender offer, proxy contest, or otherwise.  They could discourage a third party from attempting to acquire control of Cytori, even if such events would be beneficial to the interests of our stockholders.  Such provisions may have the effect of delaying, deferring, or preventing a change of control of Cytori and consequently could adversely affect the market price of our shares. Also, in 2003 we adopted a Stockholder Rights Plan of the kind often referred to as a poison pill. The purpose of the Stockholder Rights Plan is to prevent coercive takeover tactics that may otherwise be utilized in takeover attempts. The existence of such a rights plan may also prevent or delay a change in control of Cytori, and this prevention or delay adversely affect the market price of our shares.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

Properties

Effective July 1, 2010 we will lease 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California.  The related lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  Our prior lease for 3020 and 3030 Callan Road, San Diego, California was for 91,000 square feet with monthly rent at a rate of $1.15 per square foot, with annual increases of 3%.  The lease term was 57 months, commenced on October 1, 2005 and expired on June 30, 2010.  We also lease 4,027 square feet of office space located at 9-3 Otsuka 2-chome, Bunkyo-ku, Tokyo, Japan.  The agreement provides for rent at a rate of $4.38 per square foot, expiring on November 30, 2011.  We also entered into a new lease during the second quarter of 2008 for 900 square feet of office space located at Via Gino Capponi n. 26, Florence, Italy.  The lease agreement provides for rent at a rate of $2.63 per square foot, expiring on April 22, 2014.  Additionally, we’ve entered into several lease agreements for corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $150,000 in rent per month.

Staff

As of June 30, 2010, we had 111 employees, including part-time and full-time employees.  These employees are comprised of 16 employees in manufacturing, 36 employees in research and development, 30 employees in sales and marketing and 29 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.

Item 6.  Exhibits

Exhibit No.	Description

10.69
Lease Agreement entered into on April 2, 2010, between HCP Callan Rd, LLC. and the Company (filed as Exhibit 10.69 to our Form 10-Q Quarterly Report as filed on May 6, 2010 and incorporated by reference herein)

10.70
Amended and Restated Loan and Security Agreement, dated June 11, 2010, by and among the Company, General Electric Capital Corporation, and the other lenders signatory thereto (filed as Exhibit 10.70 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.71
Promissory Note issued by the Company in favor of General Electric Capital Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.71 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.72
Promissory Note issued by the Company in favor of Oxford Financial Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.72 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.73
Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of GE Capital Equity Investments, Inc., pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.73 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.74
Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of Silicon Valley Bank, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.74 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.75
Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.75 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: August 9, 2010		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: August 9, 2010		Mark E. Saad
Chief Financial Officer