Form 10-Q
period 2010-09-30
CYTORI THERAPEUTICS, INC.
filed 2010-11-08
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34375

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
Yes   ☐    No  ☒

As of October 31, 2010, there were 50,509,194 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2010	As of December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$30,729,000	$12,854,000
Accounts receivable, net of reserves of $314,000 and $751,000 in 2010 and 2009, respectively	1,664,000	1,631,000
Inventories, net	3,065,000	2,589,000
Other current assets	974,000	1,024,000

Total current assets	36,432,000	18,098,000

Property and equipment, net	1,172,000	1,314,000
Restricted cash and cash equivalents	350,000	—
Investment in joint venture	512,000	280,000
Other assets	520,000	500,000
Intangibles, net	469,000	635,000
Goodwill	3,922,000	3,922,000

Total assets	$43,377,000	$24,749,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,406,000	$5,478,000
Current portion of long-term debt	4,211,000	2,705,000

Total current liabilities	9,617,000	8,183,000

Deferred revenues, related party	5,512,000	7,634,000
Deferred revenues	2,417,000	2,388,000
Warrant liability	4,448,000	6,272,000
Option liability	1,320,000	1,140,000
Long-term deferred rent	302,000	—
Long-term debt, less current portion	15,243,000	2,790,000

Total liabilities	38,859,000	28,407,000

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2010 and 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 45,909,194 and 40,039,259 shares issued and 45,909,194 and 40,039,259 shares outstanding in 2010 and 2009, respectively	46,000	40,000
Additional paid-in capital	205,219,000	178,806,000
Accumulated deficit	(200,747,000)	(182,504,000)

Total stockholders’ equity (deficit)	4,518,000	(3,658,000)

Total liabilities and stockholders’ equity (deficit)	$43,377,000	$24,749,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Product revenues:
Related party	$581,000	$9,000	$590,000	$582,000
Third party	938,000	1,377,000	5,286,000	3,994,000
	1,519,000	1,386,000	5,876,000	4,576,000

Cost of product revenues	920,000	782,000	2,733,000	2,645,000

Gross profit	599,000	604,000	3,143,000	1,931,000

Development revenues:
Development, related party	—	—	2,122,000	7,250,000
Research grant and other	65,000	5,000	93,000	27,000
	65,000	5,000	2,215,000	7,277,000
Operating expenses:
Research and development	2,480,000	2,618,000	7,026,000	9,006,000
Sales and marketing	2,932,000	1,621,000	7,356,000	4,369,000
General and administrative	3,060,000	2,483,000	9,331,000	7,287,000
Change in fair value of warrants	1,803,000	446,000	(1,824,000)	1,558,000
Change in fair value of option liability	(20,000)	(140,000)	180,000	(560,000)

Total operating expenses	10,255,000	7,028,000	22,069,000	21,660,000

Operating loss	(9,591,000)	(6,419,000)	(16,711,000)	(12,452,000)

Other income (expense):
Interest income	3,000	2,000	6,000	19,000
Interest expense	(759,000)	(346,000)	(1,288,000)	(1,120,000)
Other expense, net	(27,000)	(31,000)	(152,000)	(139,000)
Equity loss from investment in joint venture	(43,000)	(8,000)	(98,000)	(35,000)

Total other expense	(826,000)	(383,000)	(1,532,000)	(1,275,000)

Net loss	$(10,417,000)	$(6,802,000)	$(18,243,000)	$(13,727,000)

Basic and diluted net loss per common share	$(0.23)	$(0.18)	$(0.40)	$(0.39)

Basic and diluted weighted average common shares	45,905,580	37,176,165	45,185,774	34,893,303

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(18,243,000)	$(13,727,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	772,000	1,279,000
Amortization of deferred financing costs and debt discount	449,000	559,000
Warranty provision	—	(23,000)
Provision for doubtful accounts	428,000	450,000
Change in fair value of warrants	(1,824,000)	1,558,000
Change in fair value of option liability	180,000	(560,000)
Share-based compensation expense	2,294,000	1,991,000
Equity loss from investment in joint venture	98,000	35,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(452,000)	(997,000)
Inventories	(476,000)	249,000
Other current assets	(104,000)	(26,000)
Other assets	(64,000)	49,000
Accounts payable and accrued expenses	(72,000)	(1,066,000)
Deferred revenues, related party	(2,122,000)	(7,250,000)
Deferred revenues	29,000	(33,000)
Long-term deferred rent	302,000	(168,000)

Net cash used in operating activities	(18,805,000)	(17,680,000)

Cash flows from investing activities:
Purchases of property and equipment	(473,000)	(100,000)
Cash invested in restricted cash	(350,000)	—
Investment in joint venture	(330,000)	—

Net cash used in investing activities	(1,153,000)	(100,000)

Cash flows from financing activities:
Principal payments on long-term debt	(5,454,000)	(1,419,000)
Proceeds from long-term debt	20,000,000	—
Debt issuance costs and loan fees	(559,000)	—
Proceeds from exercise of employee stock options and warrants	7,050,000	71,000
Proceeds from sale of common stock and warrants	17,314,000	16,865,000
Costs from sale of common stock and warrants	(518,000)	(1,141,000)
Proceeds from sale of treasury stock	—	3,933,000

Net cash provided by financing activities	37,833,000	18,309,000

Net increase in cash and cash equivalents	17,875,000	529,000

Cash and cash equivalents at beginning of period	12,854,000	12,611,000

Cash and cash equivalents at end of period	$30,729,000	$13,140,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$724,000	$578,000
Final payment fee on long-term debt	205,000	—

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid in capital	$279,000	$—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2009.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, valuing our put option arrangement with Olympus Corporation (Put option) (see notes 15 and 16), valuing warrants, determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, assessing how to report our investment in Olympus-Cytori, Inc., valuing allowances for doubtful accounts and inventories.

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

We incurred net losses of $10,417,000 and $18,243,000 for the three and nine months ended September 30, 2010 and $6,802,000 and $13,727,000 for the three and nine months ended September 30, 2009, respectively.  We have an accumulated deficit of $200,747,000 as of September 30, 2010.  Additionally, we have used net cash of $18,805,000 and $17,680,000 to fund our operating activities for the nine months ended September 30, 2010 and 2009, respectively.  To date these operating losses have been funded primarily from outside sources of invested or borrowed capital.

During 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and we may continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  If we cannot do so when required, we would be required to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate available financing opportunities as part of our normal course of business.

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

Additionally, in October 2010, we entered into an underwriting agreement with Jefferies and Company, Inc. relating to the issuance and sale of 4,600,000 shares of our common stock at a public offering price of $4.50 per share raising approximately $19.3 million in net proceeds after underwriting discounts and other offering expenses.

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

In April 2010, the FASB issued an update 2010-17 to the revenue recognition topic of the codification.  The update provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.  The scope of this update is limited to transactions involving research and development if the milestone payment is to be recognized in its entirety in the period the milestone is achieved.    The update 2010-17 is effective for milestones achieved in fiscal years and interim periods on or after June 15, 2010 and early adoption is permitted.  The adoption of this standard did not have a material impact on our consolidated condensed financial statements.

5.	Short-Term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of September 30, 2010 and December 31, 2009.

6.	Restricted Cash and Cash Equivalents

Restricted cash consists of cash and cash equivalents held in a letter of credit account pursuant to a lease agreement entered into on April 2, 2010 for leasing of property at 3020 and 3030 Callan Road, San Diego, California.  The lease agreement required us to execute a letter of credit for $350,000 naming the landlord as a beneficiary.  The letter of credit was issued in July 2010 and required us to maintain $350,000 as restricted cash for the duration of the lease, which expires October 31, 2015.

7.	Warrant Liability

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

The cumulative effect of the adoption is to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued.  As a result on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. During 2009, the fair value of the warrant liability increased to $6.3 million and as a result we recognized $4.6 million loss from the change in the fair value of warrants in 2009.  The fair value of these warrants decreased to $4.4 million as of September 30, 2010, which resulted in a $1.8 million loss and $1.8 million gain from the change in fair value of warrants for the three and nine months ended September 30, 2010, respectively.

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

	As of September 30, 2010	As of December 31, 2009
Expected term	2.87 years	3.61 years
Common stock market price	$4.89	$6.10
Risk-free interest rate	0.64%	1.70%
Expected volatility	84.15%	76.16%
Resulting fair value (per warrant)	$2.30	$3.28

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

8.	Long-term Debt

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

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrant issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the relative fair value of the warrants as a discount of $279,000 over the term of the loan using the effective interest method, with an effective interest rate of 14.78%. If the maturity of the debt was accelerated due to an event of default, then the amortization would be accelerated. We were in compliance with our financial and non-financial covenants as of September 30, 2010.

9.	Revenue Recognition

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

Concentration of Significant Customers

For the nine months ended September 30, 2010, our sales were concentrated in two direct customers and one distributor, which in aggregate comprised 34% of our revenue recognized for the nine months ended September 30, 2010.  Our Asia-Pacific and North America region sales accounted for 84% of our revenue recognized for the nine months ended September 30, 2010.  Additionally, one distributor accounted for 29% of total outstanding accounts receivable as of September 30, 2010.

For the nine months ended September 30, 2009, our sales were concentrated in three distributors and one direct customer, which in aggregate comprised 50% of our product revenues recognized for the nine months ended September 30, 2009.  Our Asia-Pacific, North America and Europe region sales accounted for 88% of our product revenues recognized for the nine months ended September 30, 2009.  Additionally, one distributor and one direct customer accounted for 36% of total outstanding accounts receivable as of September 30, 2009.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $0 and $2,122,000 for the three and nine months ended September 30, 2010, respectively.  During 2009, we recognized revenues of $0 and $7,250,000 for the three and nine months ended September 30, 2009.    All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three and nine months ended September 30, 2010 and 2009.

10.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	September 30,	December 31,
	2010	2009

Raw materials	$1,863,000	$1,763,000
Work in process	415,000	387,000
Finished goods	787,000	439,000
	$3,065,000	$2,589,000

11.	Long-Lived Assets

We assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three and nine months ended September 30, 2010 and 2009, we had no impairment losses associated with our long-lived assets.

12.	Share-Based Compensation

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

13.	Loss per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2010 and 2009, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 18,851,641 for the three and nine month periods ended September 30, 2010 and 20,255,308 for the three and nine month periods ended September 30, 2009, respectively.

14.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including, but not limited to, conducting pre-clinical development research, recruiting and enrolling patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of September 30, 2010, we have pre-clinical research study obligations of $148,000 (which are expected to be fully completed within a year) and clinical research study obligations of $2,800,000 ($1,900,000 of which are expected to be completed within a year).

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

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of September 30, 2010, we have remaining minimum purchase obligations of $1,700,000 ($1,594,000 of which are to be expected to be completed within a year).

During 2010, we entered into lease of 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California.  The related lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  Additionally, we’ve entered into several lease agreements for international office locations and corporate housing for our employees on international assignments. As of September 30, 2010, we have remaining lease obligations of $7,249,000 ($1,544,000 of which are expected to be completed within a year).

Refer to note 15 for a discussion of our commitments and contingencies related to our transactions with Olympus, including (a) our obligation to the Joint Venture in future periods and (b) certain put and call rights embedded in the arrangements with Olympus.

15.	Transactions with Olympus Corporation

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

As of September 30, 2010, Olympus holds approximately 8.74% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At September 30, 2010, the carrying value of our investment in the Joint Venture is $512,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  During the nine months ended September 30, 2010, we contributed $330,000 to the Joint Venture.  We made no cash contributions to the Joint Venture during the three months ended September 2010 and the three and nine months ended September 30, 2009.

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

At September 30, 2010 and December 31, 2009, the estimated fair value of the Put was $1,320,000 and $1,140,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	September 30, 2010	December 31, 2009

Expected volatility of Cytori	74.00%	72.00%
Expected volatility of the Joint Venture	74.00%	72.00%
Bankruptcy recovery rate for Cytori	28.00%	19.00%
Bankruptcy threshold for Cytori	$6,125,000	$11,308,000
Probability of a change of control event for Cytori	3.20%	2.95%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	2.53%	3.85%

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

16.	Fair Value Measurements

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

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	September 30, 2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$28,806,000	$28,806,000	$—	$—

Liabilities:
Put option liability	$(1,320,000)	$—	$—	$(1,320,000)
Warrant liability	$(4,448,000)	$—	$(4,448,000)	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,780,000	$10,780,000	$—	$—

Liabilities:
Put option liability	$(1,140,000)	$—	$—	$(1,140,000)
Warrant liability	$(6,272,000)	$—	$(6,272,000)	$—

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

We value our put liability (see note 15) using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation). Assumptions are made with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate.  Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

	Nine months ended	Three months ended
Put option liability	September 30, 2010	September 30, 2010

Beginning balance	$(1,140,000)	$(1,340,000)
Decrease (increase) in fair value recognized in operating expenses	(180,000)	20,000
Ending balance	$(1,320,000)	$(1,320,000)

Common stock purchase warrants issued in connection with our August 2008 private equity placement do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model in which all significant inputs are observable in active markets, such as common stock market price, volatility, and risk free rate, therefore the warrant liability is classified as Level 2 in the fair value hierarchy.  See note 7 for further discussion of fair value for these warrants.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of September 30, 2010.

17.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2010 and December 31, 2009, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At September 30, 2010 and December 31, 2009, the aggregate fair value and the carrying value of the Company’s fixed rate debt were as follows:

	September 30, 2010		December 31, 2009

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate debt	$19,604,000	$19,422,000	$5,508,000	$5,460,000

Carrying value includes $1,578,000 and $366,000 of debt discount as of September 30, 2010 and December 31, 2009, respectively.

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

All of our goodwill is associated with our regenerative cell technology reporting unit, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three and nine months ended September 30, 2010. Historically, the fair value of our primary business reporting unit has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows using market place participant assumptions. No triggering events occurred during the three and nine months ended September 30, 2010.

18.	Stockholders’ Equity (Deficit)

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

Additionally, on June 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement required us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions.  Upon completion of our scheduled closings pursuant to the agreement with Seaside 88, LP in June 2010, we raised approximately $30,172,000 in aggregate gross proceeds from this transaction from the sale of 7,150,000 shares of our common stock between June 2009 and June 2010, of which $17,314,000 in gross proceeds from the sale of 3,300,000 shares was raised during 2010.  We have accounted for each of the completed closings as a component of stockholders’ equity (deficit).

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, and our closings with Seaside 88, LP through June 7, 2010  triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of September 30, 2010, the common stock warrants issued on August 11, 2008, are currently exercisable for 1,933,727 shares of our common stock at an exercise price of $6.21 per share.

Other Related Party Transactions

On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of September 30, 2010, Green Hospital Supply, Inc., our distribution partner in Japan and a related party, holds approximately 6.53% of our issued and outstanding shares of common stock.

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

19.	Subsequent Events

In October 2010, we entered into an underwriting agreement with Jefferies and Company, Inc. relating to the issuance and sale of 4,600,000 shares of our common stock at a public offering price of $4.50 per share raising approximately $19.3 million in net proceeds after underwriting discounts and other offering expenses.  The cash raised in this equity offering satisfies the requirement that we raise at least $15,000,000 in cumulative unrestricted net cash proceeds before December 31, 2010, in order to reduce the minimum cash and cash liquidity requirements of our Amended and Restated Loan and Security Agreement with our Lenders, so that we only need to maintain at least three months instead of six months of cash on hand to avoid an event of default.

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

These statements include, without limitation, statements about  our anticipated expenditures, including those related to clinical research studies and general and administrative expenses;  the potential size of the market for our products, future  development and/or expansion of our products and therapies in our markets, our ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, unforeseen litigation, and competition within the regenerative medicine field,  to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described our filings with the Securities and Exchange Commission and under the “Risk Factors” section in Part II below.

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

Overview

Cytori Therapeutics, Inc. (Cytori) develops, manufactures, and commercializes innovative medical devices, which allow physicians to practice regenerative medicine worldwide.  Cytori’s core device provides access to patients’ own stem and regenerative cells which reside naturally within their adipose (fat) tissue. These stem and regenerative cells help to improve blood flow in damaged or diseased tissues and therefore can potentially be used to treat multiple conditions resulting from a lack of blood supply (ischemia). Cytori has two main product lines: the Celution® family, which includes the first and only broadly available device that provides clinical grade adipose derived autologous stem and regenerative cells at the point of care and the StemSource® family for use in laboratory research and stem cell banking.

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

Our European commercial activities are focused on market specific development and marketing the Celution® System family of products and the PureGraft™ System for use in cosmetic and augmentation procedures, as well as soft tissue reconstructive procedures. In July 2010, Cytori received expanded CE Mark indications for the Celution® System. The new indications include key medical applications such as breast reconstruction, repair of soft tissue defects, as well as the facilitation of healing certain types of wounds, such as those resulting from Crohn’s disease. This increases Cytori’s ability to offer the Celution® System to patients and hospitals and further supports the company’s efforts to gain treatment reimbursement. Also in July we received the CE Mark for the PureGraft™ 250/PURE System for autologous fat transfers. PureGraft™ will be commercialized in Europe as both a standalone product and as a complement to Cytori’s Celution® 800/CRS System in Europe. Having both PureGraft™ and Celution® now approved in Europe allows Cytori to offer a broader portfolio of products to plastic and cosmetic surgeons and expand our market opportunity. In addition, the PureGraft™ System offers a lower cost entry point for customers to whom we could potentially up-sell a Celution® System.

To further support adoption and reimbursement for Celution® based cosmetic and reconstructive procedures in Europe, Cytori has invested in RESTORE 2, a 70-patient post-marketing breast reconstruction trial. Enrollment in RESTORE 2, which was initiated in 2008, was completed in November 2009. The goal of the trial was to expand cosmetic and reconstructive surgery claims and seek reimbursement for the use of the Celution® System in post-partial mastectomy defect reconstruction. Positive interim six month results were reported in December 2009 and further supported by additional six and twelve month interim results reported in June 2010. Final results from this trial are expected to be reported in the first half of 2011.

In the United States, we are currently focused on establishing an autologous fat grafting business, starting with the sale of the PureGraft™ 250/PURE System and the Celbrush™. In the third quarter of 2010, we expanded our U.S. sales team to focus on building our regional physician customer bases. The PureGraft™ 250/PURE System is designed to facilitate and streamline the fat graft preparation process, washing and filtering the tissue to remove contaminants. In January 2010, we received 510(k) clearance from the FDA for our PureGraft™ 250/PURE System which gives us the freedom to market the PureGraft™ product line in the United States. PureGraft™ was formally launched at the meeting of the American Society of Aesthetic Plastic Surgery in April 2010. The Celbrush™ is a precision micro-droplet delivery tool that is designed to complement our other cosmetic and reconstructive products.

We continue to seek regulatory and marketing approval of the Celution® System family of products in the United States. In July 2009, we learned that the Celution® System will be regulated in the United States by the FDA as a medical device. Subsequently, we filed a 510(k) marketing application for use in aesthetic body contouring and/or filling of soft tissue voids with the FDA in November 2009. Our application was reviewed by the FDA's Center for Biologics Evaluation and Research under the law applicable to medical devices. In February 2010, we were informed by the FDA that we will be required to seek approval for the Celution® System for use in aesthetic body contouring and filling of soft tissue defect voids through the pre-market approval application (“PMA”) process.  We are now working to determine the necessary size and scope of clinical studies to obtain this approval of Celution®.

We are simultaneously developing the cardiovascular application for the Celution® System. Cardiovascular disease, which represents a longer term investment for Cytori, is currently the most advanced application in our pipeline. We have sponsored two European safety and feasibility clinical trials, one for acute heart attack (the APOLLO trial) and the other for chronic ischemia (the PRECISE trial). Enrollment in both studies was completed in 2009. Six month data showing positive outcomes from both studies was presented at the 7th International Symposium on Stem Cell Therapy & Cardiovascular Innovations on May 7, 2010.   Currently, Cytori is working closely with our Notified Body in Europe to finalize the acceptance criteria for the design and protocol of a pivotal trial for heart attack, which we expect to initiate in late 2010 or early 2011. This will be a randomized, double-blind, placebo-controlled European approval trial that is expected to range in size from 259 to 360 patients, which will be named ADVANCE.

We anticipate that the StemSource® cell banking business will continue to contribute to product sales in 2010, but we expect sales to further ramp once a greater number of therapeutic applications are available. We believe that an increasing number of cell bank orders will be from cosmetic and reconstructive surgery clinics in regions where physicians are already performing elective liposuction. The StemSource®900/MB, is marketed as a standalone piece of laboratory research equipment and serves as the foundation of the StemSource® Cell Bank, both of which are offered worldwide to hospitals, tissue banks and other research centers. The StemSource® Cell Bank is being offered directly by Cytori, and through our commercialization partners including: Green Hospital Supply in Japan, Korea, Taiwan and Thailand, and GE Healthcare in the United States and select European countries. Once installed, commercialization activities are performed predominantly by our customers.

Our strategy for the future, with a new product that has multiple potential applications, is to focus the majority of our financial resources on activities that will promote immediate sales of the Celution®, StemSource®, and PureGraft™  products, through investment in sales and marketing activities, as well as on the planning and initiation of a cardiac pivotal trial. We can effectively manage our investment in these initiatives with our current cash position, but we may need to raise additional funds to further broaden our investment in our other pipeline products.

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

As of September 30, 2010, the estimated fair value of the Put was $1,320,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and had recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three and nine months ended September 30, 2010.

Results of Operations

Our overall net losses for the three and nine months ended September 30, 2010 were $10,417,000 and $18,243,000 as compared to the net losses for the three and nine months ended September 30, 2009 of $6,802,000 and $13,727,000, respectively.  The increase in the losses for the three and nine months ended September 30, 2010 is primarily due to recognition of non-cash development revenue of $2,122,000 during first quarter of 2010 as compared to the recognition of non-cash development revenue of $7,250,000 of during second quarter of 2009, and increase in operating expenses offset by an increase in product revenues.

Product revenues

Product revenues consisted of revenues primarily from our Celution® System products and StemSource® Cell Banks.

The following table summarizes the components for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

Related party	$581,000	$9,000	$590,000	$582,000
Third party	938,000	1,377,000	5,286,000	3,994,000
Total product revenues	$1,519,000	$1,386,000	$5,876,000	$4,576,000
% attributable to Green Hospital Supply, Inc.	37.8%	0.6%	9.9%	12.7%
% attributable to Olympus	0.5%	—	0.1%	—

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

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

Cost of product revenues	$906,000	$770,000	$2,690,000	$2,606,000
Share-based compensation	14,000	12,000	43,000	39,000
Total cost of product revenues	$920,000	$782,000	$2,733,000	$2,645,000
Total cost of product revenues as % of product revenues	60.6%	56.4%	46.5%	57.8%

•
Cost of product revenues as a percentage of product revenues was 60.6% and 46.5% for the three and nine months ended September 30, 2010 and 56.4% and 57.8% for the three and nine months ended September 30, 2009, respectively.  Fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

Development (Olympus)	$—	$—	$2,122,000	$7,250,000
Research grant (NIH)	—	4,000	—	24,000
Service plan and other	65,000	1,000	93,000	3,000
Total	$65,000	$5,000	$2,215,000	$7,277,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  In the first quarter of 2010, we recognized $2,122,000 of revenue associated with our arrangements with Olympus as a result of achieving one product development milestone as well as a clinical milestone related to the assessment of trial outcomes at 6 months in one of our cardiac trials.  In the second quarter of 2009, we recognized $7,250,000 of revenue associated with our arrangements with Olympus as a result of achieving two clinical milestones during the quarter relating to the achievement of the primary goals of safety and feasibility as well as the completion of the enrollment process for both of our clinical cardiac trials.  There were no comparable deferred revenues for the three months ended September 30, 2010 and 2009.

The future.  We expect to recognize additional development revenues from our regenerative cell technology segment during the remainder of 2010, as the anticipated completion for the next phase of our Joint Venture and other Olympus product development performance obligations is in 2010.  If we are successful in completing these activities, we may recognize approximately $1,000,000 in development revenues during the remainder of 2010.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2010 and 2009:

	For the three months e nded September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

General research and development	$1,617,000	$1,937,000	$5,076,000	$6,950,000
Development milestone (Joint Venture)	743,000	581,000	1,607,000	1,708,000
Share-based compensation	120,000	100,000	343,000	348,000
Total research and development expenses	$2,480,000	$2,618,000	$7,026,000	$9,006,000

•
Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with our continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.  Labor-related expenses, not including share-based compensation, increased by $324,000 and decreased by $111,000 for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  These changes are due to variability of staffing levels in our research and development group.  Although we had a reduction to these levels in early 2009, we are currently planning for a new cardiac pivotal trial.  Clinical and preclinical study expense decreased by $161,000 and $543,000 for the three and nine months ended September 30, 2010 as compared to the same periods in 2009.

•
Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices based on our Celution® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose regenerative cells for multiple large markets.  For the three and nine months ended September 30, 2010, costs associated with the development of the device were $743,000 and $1,607,000, respectively.  For the three and nine months ended September 30, 2009, costs associated with the development of the device were $581,000 and $1,708,000, respectively.  The changes in these costs are primarily due to the timing of data monitoring and other activities related to our ongoing cardiac clinical trials as well as the completion of product development milestone activities. Expenses for the three months ended September 30, 2010 and 2009 were composed of $293,000 and $109,000, respectively, in labor and related benefits, $446,000 and $435,000, respectively, in consulting and other professional services, $1,000 and $27,000 in supplies and $3,000 and $10,000, respectively, in other miscellaneous expense.  Expenses for the nine months ended September 30, 2010 and 2009 were composed of $853,000 and $520,000, respectively, in labor and related benefits, $723,000 and $909,000, respectively, in consulting and other professional services, $2,000 and $213,000, respectively, in supplies and $29,000 and $66,000, respectively, in other miscellaneous expense.

The future:  We expect research and development expenditures to remain stable for the remainder of 2010.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

International sales and marketing	$2,676,000	$1,494,000	$6,722,000	$4,008,000
Share-based compensation	256,000	127,000	634,000	361,000
Total sales and marketing expenses	$2,932,000	$1,621,000	$7,356,000	$4,369,000

•
The increase in international sales and marketing expense for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 was mainly attributed to the increase in salary and related benefits expense of $573,000 and $1,324,000, respectively, not including share-based compensation, an increase in travel related expenses of $128,000 and $413,000 and promotional effort expenses of $240,000 and $399,000, respectively, which are due to our emphasis in seeking strategic alliances and/or co-development partners for our regenerative cell technology as well as sales and marketing efforts related to our commercialization activities.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand our base of distribution partners, strategic alliances and co-development partners, as well as our direct marketing sales force for our Celution® System and StemSource® Cell Bank.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

General and administrative	$2,624,000	$2,007,000	$8,057,000	$6,044,000
Share-based compensation	436,000	476,000	1,274,000	1,243,000
Total general and administrative expenses	$3,060,000	$2,483,000	$9,331,000	$7,287,000

•
An increase in general and administrative expenses occurred during the three and nine months ended September 30, 2010 as compared to the same periods in 2009.  This resulted primarily from an increase in salary and related benefits expense of $439,000 and $801,000, respectively, not including share-based compensation, an increase in professional services expenses of $344,000 and $573,000, and an increase in travel related expenses of $80,000 and $264,000 for the three and nine  months ended September 30, 2010, respectively, as compared to the same periods in 2009.

The future.  We expect general and administrative expenses to stay at the same level for the remainder of 2010.

Share-based compensation expenses

Stock-based compensation expenses include charges related to options issued to employees, directors and non-employees.  We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees.  Such expense is recognized over the period of time that employees provide service to us and earn all rights to the awards.

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

Cost of product revenues	$14,000	$12,000	$43,000	$39,000
Research and development-related	120,000	100,000	343,000	348,000
Sales and marketing-related	256,000	127,000	634,000	361,000
General and administrative-related	436,000	476,000	1,274,000	1,243,000
Total share-based compensation	$826,000	$715,000	$2,294,000	$1,991,000

Most of the share-based compensation expenses in the three and nine month ended September 30, 2010 and 2009 related to the vesting of stock option awards to employees.

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

The future.  We expect to continue to grant options (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of September 30, 2010, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $6,050,000. These costs are expected to be recognized over a weighted average period of 1.91 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

Change in fair value of warrant liability	$1,803,000	$446,000	$(1,824,000)	$1,558,000

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

	As of September 30, 2010	As of December 31, 2009
Expected term	2.87 years	3.61 years
Common stock market price	$4.89	$6.10
Risk-free interest rate	0.64%	1.70%
Expected volatility	84.15%	76.16%
Resulting fair value (per warrant)	$2.30	$3.28

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

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

Change in fair value of put option liability	$(20,000)	$(140,000)	$180,000	$(560,000)

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

The following assumptions were employed in estimating the value of the Put:

	September 30, 2010	December 31, 2009

Expected volatility of Cytori	74.00%	72.00%
Expected volatility of the Joint Venture	74.00%	72.00%
Bankruptcy recovery rate for Cytori	28.00%	19.00%
Bankruptcy threshold for Cytori	$6,125,000	$11,308,000
Probability of a change of control event for Cytori	3.20%	2.95%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	2.53%	3.85%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

Interest income	$3,000	$2,000	$6,000	$19,000
Interest expense	(759,000)	(346,000)	(1,288,000)	(1,120,000)
Other income (expense)	(27,000)	(31,000)	(152,000)	(139,000)
Total	$(783,000)	$(375,000)	$(1,434,000)	$(1,240,000)

•	Interest income decreased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due to a decrease in interest rates.

•
Interest expense increased for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 due to cash interest and non-cash amortization of debt issuance costs and debt discount for the $20.0 million term loan.  During the second quarter of 2010, we entered into an Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded a term loan in the amount of $20.0 million on June 14, 2010, and which refinanced the remaining balance of the term loan from 2008.

•	The changes in other income (expense) in the three and nine months ended September 30, 2010 as compared to the same periods in 2009 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in the remainder of 2010 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense for the remainder of 2010 to remain consistent with the interest reported during the third quarter ended September 30, 2010.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009
Equity loss in investment	$(43,000)	$(8,000)	$(98,000)	$(35,000)

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$30,729,000	$12,854,000

Current assets	$36,432,000	$18,098,000
Current liabilities	9,617,000	8,183,000
Working capital	$26,815,000	$9,915,000

We incurred net losses of $10,417,000 and $18,243,000 for the three and nine months ended September 30, 2010 and $6,802,000 and $13,727,000 for the three and nine months ended September 30, 2009, respectively.  We have an accumulated deficit of $200,747,000 as of September 30, 2010.  Additionally, we have used net cash of $18,805,000 and $17,680,000 to fund our operating activities for the nine months ended September 30, 2010 and 2009, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital and borrowed capital.

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

In June 2010, we entered into an Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, Silicon Valley Bank and Oxford Finance Corporation (together, the Lenders), pursuant to which the Lenders agreed to make a term loan to Cytori in an aggregate principal amount of up to $20.0 million (Term Loan).  The Term Loan amends and restates the term loan agreement entered into with GECC and SVB on October 14, 2008 (Original Term Loan), of which an aggregate balance of approximately $4.1 million along with a prorated final payment fee of $205,000 remained outstanding and was refinanced under the Term Loan.  The net proceeds of the Term Loan, after payment of lender fees and expenses and the refinancing of the Original Term Loan, were approximately $15.3 million.

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

Additionally, in October 2010, we entered into an underwriting agreement with Jefferies and Company, Inc. relating to the issuance and sale of 4,600,000 shares of our common stock at a public offering price of $4.50 per share raising approximately $19.3 million in net proceeds after underwriting discounts and other offering expenses.

In order to continue the operations of our regenerative cell business at or near current levels, we will need to either substantially increase revenues or continue to raise additional capital in the future.

From January 1, 2007 to September 30, 2010, we have financed our operations primarily by:

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

The following summarizes our contractual obligations and other commitments at September 30, 2010, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$21,031,000	$4,444,000	$16,587,000	$—	$—
Interest commitment on long-term obligations	3,361,000	1,908,000	1,453,000	—	—
Operating lease obligations	7,249,000	1,544,000	2,802,000	2,786,000	117,000
Minimum purchase requirements	1,700,000	1,594,000	106,000	—	—
Pre-clinical research study obligations	148,000	148,000	—	—	—
Clinical research study obligations	2,800,000	1,900,000	900,000	—	—
Total	$36,289,000	$11,538,000	$21,848,000	$2,786,000	$117,000

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	For the nine months ended September 30,
	2010	2009

Net cash used in operating activities	$(18,805,000)	$(17,680,000)
Net cash used in investing activities	(1,153,000)	(100,000)
Net cash provided by financing activities	37,833,000	18,309,000

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $16,711,000 for the nine months ended September 30, 2010.  The operating cash impact of this loss was $18,805,000, after adjusting for the recognition of non-cash development revenue of $2,122,000, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option liabilities and warrants, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Research and development efforts and other operational activities, offset in part by product sales, generated an operating loss of $12,452,000 for the nine months ended September 30, 2009.  The operating cash impact of this loss was $17,680,000, after adjusting for the recognition of non-cash development revenue of $7,250,000, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option liabilities and warrants, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2010 resulted from cash outflow for investment in joint venture, purchases of property and equipment and investment in restricted cash and cash equivalents.

Net cash used in investing activities for the nine months ended September 30, 2009 resulted from purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2010 related primarily to a sale of 3,300,000 shares for approximately $17,314,000  in gross proceeds in connection with common stock purchase agreement with Seaside entered into on June 19, 2009 and proceeds from exercise of warrants and employee stock options of $7,050,000.  Additionally, in June 2010, we obtained a term loan in the amount of $20,000,000, less fees and expenses, which was used in part to refinance the remaining balance of the term loan entered into with GECC and SVB on October 14, 2008.

The net cash provided by financing activities for the nine months ended September 30, 2009 related primarily to a March 2009 equity offering of approximately $10,000,000 in gross proceeds to institutional investors for a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock; a May 2009 private placement of approximately $4,242,000 in net proceeds to a syndicate of investors for a total of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants; and a sale of 2,200,000 shares for approximately $6,527,000 in gross proceeds in connection with common stock purchase agreement with Seaside 88, LP entered into on June 19, 2009.

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

We believe it is important for you to understand our most critical accounting policies as these are policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results.  Below are the key updates to our accounting policies for the three and nine months ended September 30, 2010.  These accounting policies should be read in conjunction with the accounting policies included in our annual report on Form 10-K for the year ended December 31, 2009.

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

The cumulative effect of the adoption is to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued.  As a result on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. During 2009, the fair value of the warrant liability increased to $6.3 million and as a result we recognized $4.6 million loss from the change in the fair value of warrants in 2009.  The fair value of these warrants decreased to $4.4 million as of September 30, 2010, which resulted in a $1.8 million loss and $1.8 million gain from the change in fair value of warrants for the three and nine months ended September 30, 2010, respectively.

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

	As of September 30, 2010	As of December 31, 2009
Expected term	2.87 years	3.61 years
Common stock market price	$4.89	$6.10
Risk-free interest rate	0.64%	1.70%
Expected volatility	84.15%	76.16%
Resulting fair value (per warrant)	$2.30	$3.28

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

Concentration of Significant Customers

For the nine months ended September 30, 2010, our sales were concentrated in two direct customers and one distributor, which in aggregate comprised 34% of our revenue recognized for the nine months ended September 30, 2010.  Our Asia-Pacific and North America region sales accounted for 84% of our revenue recognized for the nine months ended September 30, 2010.  Additionally, one distributor accounted for 29% of total outstanding accounts receivable as of September 30, 2010.

For the nine months ended September 30, 2009, our sales were concentrated in three distributors and one direct customer, which in aggregate comprised 50% of our product revenues recognized for the nine months ended September 30, 2009.  Our Asia-Pacific, North America and Europe region sales accounted for 88% of our product revenues recognized for the nine months ended September 30, 2009.  Additionally, one distributor and one direct customer accounted for 36% of total outstanding accounts receivable as of September 30, 2009.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $0 and $2,122,000 for the three and nine months ended September 30, 2010, respectively.  During 2009, we recognized $0 and $7,250,000 in development revenues for the three and nine months ended September 30, 2009.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. There was no development revenue recognized during the three and nine months ended September 30, 2010 and 2009.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of September 30, 2010.  We test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

In 2009, we completed our goodwill impairment testing using a combination of an income-based approach incorporating discounted projections of estimated future cash flows as well as a market-based approach.  We concluded that the fair value of our main reporting unit exceeded its carrying value, and that none of our reported goodwill was impaired.  Additionally, no triggering events occurred during the three and nine months ended September 30, 2010.

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

In April 2010, the FASB issued an update 2010-17 to the revenue recognition topic of the codification.  The update provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.  The scope of this update is limited to transactions involving research and development if the milestone payment is to be recognized in its entirety in the period the milestone is achieved.    The update 2010-17 is effective for milestones achieved in fiscal years and interim periods on or after June 15, 2010 and early adoption is permitted.  The adoption of this standard did not have a material impact on our consolidated condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of September 30, 2010, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2010, we were not a party to any material legal proceeding.

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

We are subject to the following significant risks, among others:

We may need to raise more cash in the future

We have almost always had negative cash flows from operations.  Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses.  We will likely be required to raise capital from one or more sources in the future to continue funding our operations to profitability.  We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the future.  In addition, our Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, Silicon Valley Bank and Oxford Finance Corporation requires us to maintain certain minimum cash requirements, and if our cash reserves fall below those minimum requirements, then we could be in default under our loan agreement and subject to potential adverse remedies by the lenders, which would have a substantial and material adverse effect on our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, arrangements with development and commercialization partners, increased results of operations, or from other sources, or on terms attractive to us.  Inability to obtain sufficient additional funds in the future would, at a minimum, require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, clinical or regulatory activities, which could have a substantial negative effect on our results of operations and financial condition.

Continued turmoil in the economy could harm our business

Negative trends in the general economy, including trends resulting from an actual or perceived recession, tightening credit markets, increased cost of commodities, including oil, actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a reduction of investment in and available funding for companies in certain industries, including ours.  Our ability to raise capital has been and may in the future be adversely affected by downturns in current credit conditions, financial markets and the global economy.

We have never been profitable on an operational basis and expect significant operating losses for the next few years

We have incurred net operating losses in each year since we started business.  As our focus on the Celution® System platform and development of therapeutic applications for its cellular output has increased, losses have resulted primarily from expenses associated with research and development activities and general and administrative expenses.  While we work continuously to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and that recurring operating expenses will be at high levels for the next several years, in order to perform clinical trials, additional pre-clinical research, product development, and marketing.  As a result of our historic losses, we have been, and are likely to continue to be, reliant on raising outside capital to fund our operations as discussed in the prior risk factor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

Properties

We currently lease 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California.  The related lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  Additionally, we’ve entered into several lease agreements for international office locations and corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $137,000 in rent per month.

Staff

As of September 30, 2010, we had 125 employees, including part-time and full-time employees.  These employees are comprised of 16 employees in manufacturing, 40 employees in research and development, 36 employees in sales and marketing and 33 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.

Item 6.  Exhibits

Exhibit No.	Description

1.1
Underwriting Agreement, dated October 8, 2010, between Cytori Therapeutics, Inc. and Jefferies  & Company (filed as Exhibit 1.1 to our Form   8-K Current Report as filed on October 8, 2010 and incorporated by reference herein).

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 5, 2010		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 5, 2010		Mark E. Saad
Chief Financial Officer