Form 10-K
period 2010-12-31
CYTORI THERAPEUTICS, INC.
filed 2011-03-11
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $142,140,826 based on the closing sales price of the registrant’s common stock on June 30, 2010 as reported on the Nasdaq Global Market, of $3.48 per share.

As of February 28, 2011, there were 51,963,679 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year ended December 31, 2010, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	(Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

 PART I

Item 1. Business

General

Cytori Therapeutics, Inc., or Cytori, develops, manufactures, and sells a portfolio of medical products and devices to enable the practice of regenerative medicine. Regenerative medicine describes the emerging field that aims to repair or restore lost or damaged tissue and cell function. By providing real-time access to naturally occurring stem and regenerative cells in fat tissue and optimized fat grafting technologies, we aim to address ischemic conditions and diseases, including soft tissue repair, acute heart attacks and chronic myocardial ischemia, along with a broad pipeline spanning cardiovascular disease, wound healing, gastrointestinal disorders, stress urinary incontinence, liver and renal disease, spinal disc degeneration and pelvic health conditions. To achieve our goal of making regenerative medicine available worldwide, we have partnered with Olympus Corporation, GE Healthcare, and Green Hospital Supply, Inc..

Our core technology is the patented Celution® family of products which processes patients’ adipose tissue to obtain adipose-derived stem and regenerative cells (ADRCs) at the point of care. The Celution® family of products consists of a central device, a related single-use consumable used for each patient procedure, proprietary enzyme reagents, and related instrumentation. Our commercialization model is based on the sale of Celution® Systems and on generating recurring revenues from the single-use consumable sets.

Our PureGraft™ System, or PureGraft™, formally launched in the U.S. in April 2010 at the meeting of the American Society of Aesthetic Plastic Surgery (ASAPS) following Food and Drug Administration, or FDA, clearance in January 2010, optimizes the preparation of autologous fat grafts.  PureGraft™ is an innovative consumable product that provides consistent, quality grafts for use in aesthetic body contouring procedures. In Europe, PureGraft™ is sold as a complement to the Celution® System. We received the EU CE Mark for PureGraft™ in July 2010. In the United States, PureGraft™ is a strategic product that allows us to build relationships in the cosmetic and reconstructive surgery community while Celution® is under review by the FDA. In addition, we believe our PureGraft™ customer base will provide valuable sales leads, if Celution® is approved in the United States.

We also sell the StemSource® family of products worldwide, including in the United States, for research as well as for the cryopreservation and storage of ADRCs.  The StemSource® System is offered as a standalone product, or as a part of a comprehensive suite of systems, equipment, and protocols for ADRC and fat tissue banking, collectively referred to as a StemSource® Cell Bank. The StemSource® Cell Bank is being marketed in Japan through our commercialization partner, Green Hospital Supply, Inc. (Green Hospital Supply) and in the United States by our direct sales team. The first U.S. StemSource® Bank was sold in Texas in May 2010.

Commercial Activities & Markets: the Celution® System

Cytori’s commercial activities are currently focused in two areas: regenerative medicine (breast reconstruction, soft tissue defect filling) and regenerative aesthetics (elective, cosmetic surgery procedures). In Europe and Asia-Pacific, Cytori’s core product, the Celution® System, or Celution®, provides physicians with clinical grade stem and regenerative cells at the point of care for re-implantation into the patient. It is the only such device with a CE Mark under the Europe’s medical device directive (MDD 93/42/EEC). With expanded CE Mark approval received in July 2010, the Celution® System is currently sold for use in Europe for cosmetic and reconstructive procedures, including breast reconstruction and augmentation, soft tissue defect repair, healing of Crohn’s wounds, buttock augmentation, and facial procedures. We are currently working with the FDA on multiple fronts to make Celution® available in the United States.

With our newly expanded CE Mark claims for breast reconstruction and wound healing, we are shifting our sales focus to concentrate more on hospitals, rather than private pay clinics. We are seeking to broaden Celution® adoption through our 70-patient, European multi-center post-marketing trial, RESTORE 2.  Interim 6 month data on the first 32 patients, indicating high levels of patient and physician satisfaction, was presented at the San Antonio Breast Cancer Symposium in December 2009. The data was further supported by interim 6 and 12 month results reported by an investigator in June of this year. Complete 12-month results were reported in March 2011.

Introduced in Europe and Asia-Pacific in the first quarter of 2008, Celution® is currently sold directly or through select medical distributors, including GE Healthcare, in many European countries including Austria, Belgium, Denmark, Germany, Greece, Finland, Italy, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, Turkey, and the United Kingdom, as well is in select Asian, Middle Eastern, and Eastern European countries.  Our distribution agreement with GE Healthcare was amended in September 2010. The agreement, which has been extended through 2011, returned to Cytori rights to sell Celution® for cosmetic and reconstructive surgery applications. GE Healthcare maintains non-exclusive cosmetic and reconstructive surgery rights for Celution®.

In addition to sales into the reconstructive and cosmetic surgery markets, the Celution® System is being marketed to physicians, academic centers, and research hospitals, to fulfill the demand for access to clinical-grade stem and regenerative cells.  Availability at the point of care enables physicians to apply the cells across an array of applications. Certain physicians have chosen to study patient outcomes to understand the benefit of these cells under their own independently sponsored studies. We are aware of physicians around the world independently conducting investigator initiated studies for breast augmentation and reconstruction, stress urinary incontinence, wound healing, liver insufficiency, radiation injury, and bone regeneration. Researchers are also using ADRCs for preclinical research in kidney disease, spinal disc injury, periodontal disease, vocal cord paralysis and peripheral vascular disease, among others.  We expect the breadth of these new applications to grow as physicians and researchers continue to develop and adopt cell based regenerative medicine into their treatment strategies based on the availability of safe clinical grade cells at the point of care.

Pipeline: the Celution® System

Cardiovascular Disease: Acute Myocardial Infarction & Chronic Myocardial Ischemia

The most advanced therapeutic application in our product development pipeline is cardiovascular disease. Building upon extensive preclinical work, we have completed two clinical trials in Europe investigating the use of ADRCs processed with the Celution® System as potential treatment for cardiovascular disease. The PRECISE clinical trial for chronic myocardial ischemia, a severe form of coronary artery disease and the APOLLO trial for acute heart attacks are both double-blind, placebo controlled safety and feasibility studies.

Primary outcomes of the APOLLO trial at 6 months were reported in May 2010 at the 7th International Symposium on Cardiovascular Cell Therapy and at the American Heart Association in November 2010. In addition to safety, the data showed positive signals for efficacy:  a reduction in infarct size and an improvement in perfusion. Six month primary outcomes in the PRECISE trial were reported at the same conference in May 2010, with additional 18 month data presented at the American Heart Association in November 2010. The data showed, in addition to safety, a statistically significant improvement in patient’s functional capacity.

Building on the positive results of the APOLLO study, Cytori has initiated a European pivotal, approval trial for use of the Celution® System to treat patients with acute heart attacks, the ADVANCE trial. The ADVANCE trial is a randomized, placebo controlled, double-blind trial that will enroll up to 360 patients with myocardial infarction in up to 35 treatment centers, predominately in Europe.  This trial will use our next-generation Celution® device, the Celution® One System, manufactured by the Olympus-Cytori Joint Venture.  Celution® One can process greater tissue volumes in less time, maximizing the efficiency for the hospital and cath-lab setting. In January 2011, Cytori received approval to initiate the ADVANCE trial in the Netherlands. Additional country and trial-center approvals are anticipated throughout Europe during the first half of 2011.

We believe there is significant need for new forms of treatment for cardiovascular disease, which represents one of the largest healthcare market opportunities. According the American Heart Association Heart Disease & Stroke Statistics: 2010 Update, it is estimated that in the United States alone, there were approximately 8,500,000 heart attacks for the last reported year, with more than 17,000,000 people suffering from coronary heart disease.

Other Applications

Other potential applications for the Celution® System family of products under investigation include wound healing, gastrointestinal disorders, stress urinary incontinence, liver and renal disease, spinal disc degeneration, pelvic health conditions, and  vascular disease. Several of these applications are being studied as part of independent, investigator-led clinical studies sponsored and funded by the investigators in Asia and Europe.  Additionally, our scientists are, to a varying degree, investigating some of these applications in pre-clinical models. As an example, preclinical renal data was published in October 2010 showing significant improvement in survival in the cell treated group in an animal model.

In December 2010, Cytori entered into a strategic equity agreement with Astellas Pharma Inc, the second largest pharmaceutical company in Japan. As part of the agreement, we granted Astellas Pharma a two year right of first refusal to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions. We also granted Astellas Pharma a non-voting observer seat on our Board of Directors and the right to designate a representative member to our Scientific Advisory Board.

Commercial Activities & Markets: PureGraft™ and StemSource®

PureGraft™

The PureGraft™250/PURE System, or PureGraft™, is designed to streamline the fat graft preparation process by selectively washing and filtering the tissue to remove contaminants in a closed, sterile field. PureGraft™, was cleared for sale in the U.S. and approval for sale in the EU in January and July 2010, respectively, and is currently being sold into the regenerative medicine arena (for breast reconstruction) and the regenerative aesthetics (cosmetic procedure) markets in the US and in the EU.

By providing consistent, quality grafts, PureGraft™ provides an innovative solution for breast cancer patients who have undergone a lumpectomy or partial mastectomy, for which there is no generally accepted reconstruction option. We have also taken the PureGraft™ technology and applied it toward cosmetic fat grafting procedures. PureGraft™ provides a natural option for women who are looking to enhance or contour their bodies without artificial implants or substances. To promote the demand for PureGraft™, we have substantially increased our U.S. sales force to include regional sales representatives in the Pacific states, Midwest, Mid-America, East Coast and Southeast and added additional personnel to our EU based team.

Used in conjunction with the Celution® System in Europe to further optimize cell-enriched fat grafting procedures or as a standalone device in the US for optimized fat grafting procedures, PureGraft™ is a strategic product for our sales team.  In Europe, PureGraft™ provides a low-cost entry point into the regenerative medicine and regenerative aesthetics fields. As our Celution® technology becomes more established and accepted, some of our PureGraft™ customers may find that Celution® is a better fit for their practice as they strive to distinguish themselves from their competitors. In the US, PureGraft™ allows our sales team to build relationships within the cosmetic and reconstructive surgery community that we can later draw on, once Celution® becomes available in the US.

StemSource®

Our StemSource® product line, available in the US and the rest of world, is laboratory equipment designed to separate and concentrate stem and regenerative cells from adipose tissue. The StemSource® System, or StemSource®, is available worldwide for research and laboratory use and as the foundation of our StemSource® Cell Bank for cryopreserving patients’ adult stem and regenerative cells for potential later use. In 2010, Cytori further developed the StemSource® Cell Bank to include additional features for processing intact adipose tissue for cryopreservation.  StemSource® tissue banking of intact adipose tissue allows for greater versatility in future procedures, and makes banking more practical for plastic surgery clinics.

The StemSource® Cell Bank is being marketed to hospitals, plastic surgery clinics, tissue banks, and stem cell banking companies in Europe, Asia and the US. With a StemSource® Cell Bank on site, such facilities will be able to offer their patients the option of storing their adipose tissue and adipose tissue-derived stem and regenerative cells, accessing them in the future when clinical applications are approved.

For our hospital, tissue bank and surgery clinic partners, the economic value of a StemSource® Cell Bank lies in the recurring revenue from processing and freezing.  It starts with a tissue collection procedure, which may be performed during an already planned surgery or a separate elective procedure. The cells are prepared for storage using the StemSource® System, which automates the separation and concentration of stem and regenerative cells from adipose tissue and thereby allows hospitals to more affordably offer such service to their patients. We have found that this model is also conducive to the plastic surgery clinic setting. Not only is liposuction already a part of a plastic surgery practice, banking a patient’s fat makes it much more likely that the patient will return to cash in their investment, providing critical patient retention for the practice. Tissue banking allows for a greater versatility in potential procedures to be performed, and makes banking more practical for plastic surgery clinics.

We are currently marketing the StemSource® Cell Bank worldwide through a combination of distributor relationships and direct sales. Cytori remains responsible for manufacturing the StemSource® System and sourcing all necessary equipment, including but not limited to cryopreservation chambers, cooling and thawing devices, cell banking protocols and the proprietary software and database application.

In Japan, Korea, Taiwan and Thailand, we sell the StemSource® Cell Bank directly and through our partner Green Hospital Supply, Inc. We equally split revenues from the sales of StemSource® Cell Banks and single-use, per-procedure consumables sold by Green Hospital Supply.  Green Hospital Supply continues its sales and marketing efforts in these territories for larger institutional sales to hospitals and universities, while Cytori focuses primarily on marketing and selling the StemSource® Cell Banks in these territories to local private clinics. In addition to our agreement with Green Hospital, GE Healthcare is selling the StemSource® translational research platform in Thailand as a part of our distribution agreement.

In the European Union, Cytori is selling the StemSource® equipment for translational research and as a part of the cell banking platform directly and through our distribution agreement with GE Healthcare, amended in September 2010 to continue through 2011. In the United States, we sell StemSource® for translational research and cell banking directly and through GE Healthcare. In May 2010, we sold our first U.S. cell bank.

Other Products

Celution®, PureGraft™ and StemSource® are currently our primary product offerings. We also sell a range of ancillary products designed to optimize tissue harvest and graft delivery. Among the offerings is the Celbrush™, a surgical instrument for precise delivery of micro droplets that was launched in 2009. Sold separately and in combination with other items, the Celbrush™ is sold to reconstructive and cosmetic surgeons worldwide.

Additionally, we have a ThinFilm biomaterial product line in Japan. We sold our non-Japan Thin Film business in 2004. Pending regulatory approval in Japan, this product line would be distributed exclusively through Senko Medical Trading Co. (Senko) for anti-adhesion applications, soft tissue support, and minimization of the attachment of soft tissues throughout the body.

Manufacturing

The Celution® and StemSource® Systems and related single-use consumables as well our PureGraft™ technology are being manufactured at Cytori’s headquarters in San Diego, CA.  Our internal manufacturing capabilities are expected to enable us to meet anticipated demand in 2011.

In the future, the next generation commercial Celution® System (Celution® One) will be manufactured through a joint venture arrangement between Cytori and Olympus Corporation (Olympus), a global optics and life science company.  Olympus-Cytori Inc. (the Joint Venture), enables Cytori to access Olympus’ expertise in engineering, manufacturing and servicing of sophisticated medical devices.  The Joint Venture will supply the Celution® One System for all therapeutic applications solely to Cytori at a formula-based transfer price. Cytori owns Celution® System marketing rights for all therapeutic applications.

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

Companies working in this area of regenerative medicine include, among others, Aastrom Biosciences, Aldagen, BioTime, Baxter International, Inc., Celgene, Genzyme (acquired by Sanofi-aventis), Geron, Harvest Technologies, Mesoblast, Osiris Therapeutics, and Tissue Genesis, Inc. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources than we do.  We cannot with any accuracy forecast when or if these companies are likely to bring cell therapies to market for indications that we are also pursuing.

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

Companies researching and developing cell-based therapies for cardiovascular disease include, among others, Aldagen, Baxter, Harvest Technologies, Mesoblast, and Osiris. Baxter completed a Phase II study in the United States using stem cells extracted from peripheral blood for chronic myocardial ischemia. Mesoblast is conducting a Phase II study in heart failure and another Phase II in combination with a heart assist device.  Osiris Therapeutics, Inc. completed enrollment in a Phase II clinical trial using allogeneic (donor), mesenchymal stem cells, for acute myocardial infarction.

Research and Development

Research and development expenses were $9,687,000, $12,231,000 and $17,371,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  As a part of our shift towards commercialization, research and development expenses significantly reduced starting in the first half of 2009.

Our research and development efforts in 2010 focused predominantly on the following areas:

•
Completed patient follow-up in our 70 patient European breast reconstruction post-marketing clinical study using the Celution® System. The study took place across several centers in Europe and measured safety, patient and physician satisfaction, improvement in breast deformity as well as other outcomes related to autologous fat transfers enriched with the Celution® System output to correct partial mastectomy defects. Full 12 month primary outcomes will be announced in the first half of 2011;

•
Six month data from two randomized, double blind, placebo controlled European clinical trials in chronic myocardial ischemia and acute heart attacks were reported in May 2010.  Eighteen month chronic ischemia data was subsequently reported in November 2010;

•	Planning & initial steps taken in preparation for a pivotal, approval trial for acute heart attack patients (the ADVANCE study). Study initiation is anticipated to take place throughout 2011;

•	Preparation and submission of multiple regulatory filings in the United States, Europe, and Japan related to various cell and tissue processing systems under development;

•
Continued optimization and development of the Celution® System family of products, single-use consumables and related instrumentation, including software updates for process efficiencies and to accommodate multiple languages;

•	Collaboration with Olympus Corporation to finalize the development of the Celution® One System, the next-generation Celution® System, which will be manufactured by the Olympus-Cytori Joint Venture;

•	Development and optimization of the next generations of the PureGraft™ product line;

•
Development of the infrastructure and logistics for the commercialization expansion of the StemSource® Cell Bank in the United States, Europe and Asia, including optimization of proprietary systems and technology and the development of the tissue banking component;

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

Sales by Geographic Region

For the years ended December 31, 2010 and 2009, most of our product revenue came from sales of the Celution®800/CRS System, related instrumentation and consumables to the European and Asia-Pacific cosmetic and reconstructive surgery markets, as well as from sales of the StemSource® laboratory and banking equipment in the U.S. and Asia. Upon receiving regulatory approval during 2010, we began selling PureGraft™ Systems in the United States and Europe.  For the year ended December 31, 2008, all of our product revenue came from sales of Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market and installation of our first StemSource® Cell Bank.

Under a distribution agreement with Senko, we are responsible for the completion of the initial regulatory application to the MHLW (the Japanese equivalent of the U.S. Food and Drug Administration).  We did not recognize development revenue based on milestones defined within this agreement in 2010, 2009 or 2008.  We have not generated any Thin Film product revenue in Japan yet, and we sold all our non-Japan Thin Film business in 2004.

We anticipate that our future international product revenues will increase in part as a result of our Distribution Agreement with Senko in the event our Thin Film products are approved for sale in Japan.

Planned Capital Expenditures

Although capital expenditures may vary significantly depending on a variety of factors, we may spend up to $1 million on capital equipment purchases in 2011.  These may be paid with our available cash, or financed if appropriate.

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

To protect our proprietary medical technologies, including the Celution® System platform and other scientific discoveries, Cytori has 31 issued patents worldwide.  We have 12 issued U.S. patents and 19 issued international patents.  Of the 12 issued U.S. patents, 3 were issued in 2010 and 2 have been issued in 2011 thus far.  Of the 19 issued international patents, 6 were issued in 2010 and 1 has been issued so far in 2011.  In addition, we have over 100 patent applications pending worldwide related to our technology.  We are seeking additional patents on methods and systems for processing adipose-derived stem and regenerative cells, on the use of adipose-derived stem and regenerative cells for a variety of therapeutic indications, including their mechanisms of actions,  on compositions of matter that include adipose-derived stem and regenerative cells, and on other scientific discoveries. We are also the exclusive, worldwide licensee of the Regents of the University of California’s rights to a portfolio related to isolated adipose derived stem cells.

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

Patent law outside the United States is uncertain and in many countries is currently undergoing review and revisions. The laws of some countries may not protect our proprietary rights to the same extent as the laws of the United States. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the U.S. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition.  We currently have pending patent applications and issued patents in Europe, Brazil, Mexico, India, Russia, Australia, Japan, Canada, China, Korea, and Singapore, among others.

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

Government Regulation

As newly developed medical devices, our Celution® and PureGraft™ family of products must receive regulatory clearances or approvals from the European Union, the FDA and, from other state governments prior to their sale.  Our current and future Celution® Systems are or will be subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs.  Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices.  Other statutory and regulatory requirements govern, among other things, registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

The Celution® System family of products must also comply with the government regulations of each individual country in which the products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. International government regulations vary from country to country and region to region. For example, regulations in some parts of the world only require product registration while other regions / countries require a complex product approval process. Due to the fact that there are new and emerging cell therapy and cell banking regulations that have recently been drafted and/or implemented in various countries around the world, the application and subsequent implementation of these new and emerging regulations have little to no precedence. Therefore, the level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our product(s), thereby, creating a greater regulatory burden for our cell processing and cell banking technology products.

Summary of Celution® System Family Regulatory Status

Region	Clinical Applications	Regulatory Status

Japan	Cell Banking	Approved

Europe	Cell Processing for re-implantation or re-infusion into same patient (General Processing)	CE Mark
	Breast reconstruction, healing of Crohn’s wounds and other cosmetic procedures	CE Mark
	Cardiovascular disease	In clinical trials
	Multiple specific surgical claims	Pre-clinical
	Cell Concentration	CE Mark
	Cosmetic and reconstructive surgery claims (Celution® One)	In process

USA	Soft tissue filling/aesthetic body contouring	In process
	Cardiovascular disease	Pre-clinical
	Multiple general surgical claims	Pre-clinical
	Blood processing	510k clearance

Summary of PureGraft™ and Celbrush™ Regulatory Status

Series	Region	Clinical Applications	Regulatory Status
PureGraft™250/PURE System	USA	For use in the harvesting, filtering and transferring of autologous fat tissue for reinjecting back into the same patient for aesthetic body contouring	510(k) clearance
PureGraft™250/PURE-EU System	Europe	For use in the harvesting, filtering and transferring of autologous fat tissue for reinjecting back into the same patient for aesthetic body contouring	CE Marked
PureGraft™250/PURE System	Japan	For use in the harvesting, filtering and transferring of autologous fat tissue for reinjecting back into the same patient for aesthetic body contouring	In process
Celbrush™	USA	For precise delivery of tissue micro droplets	Registered
Celbrush™	Europe	For precise delivery of tissue micro droplets	CE Marked
Celbrush™	Japan	For precise delivery of tissue micro droplets	In process

The regulatory process can be lengthy, expensive, and uncertain.  Before any new medical device may be introduced to the U.S. market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process (which our PureGraft™ System has received) or the lengthier pre-market approval application (PMA) process.  It generally takes from three to 12 months from submission to obtain 510(k) pre-market clearance, although it may take longer.  Approval of a PMA could take four or more years from the time the process is initiated.  The 510(k) and PMA processes can be expensive, uncertain, and lengthy, and there is no guarantee of ultimate clearance or approval.  Our core Celution® System processing device products under development as well as Olympus-Cytori’s may be subject to the lengthier PMA process for many specific applications.  Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval.  Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

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

Lastly, the FDA is currently considering modifications to the 510(k) process.  The extent and effect of these proposals are not known.  Moreover, the effect of these changes on our ability to obtain future 510(k) clearances is also not clear.  Regardless of the effect, it is relatively well accepted that these changes to the FDA 510(k) system will result in a more rigorous approval process.

Under the terms of our Joint Venture Agreements with Olympus, we are the party with the primary responsibility for obtaining regulatory approvals to sell the Olympus-Cytori, Inc. devices.  To date we have prepared and submitted multiple regulatory filings in the United States and Europe related to various cell processing systems under development, which notably resulted in receipt of a CE Mark on the Celution® 800 System and the PureGraft™ 250/PURE System as well as 510(k) clearance in the United States for various related medical technologies, including the PureGraft™250/PURE System and an autologous blood processing device.

In July 2009, we learned that the Celution®700/AFT will be regulated in the United States by the FDA as a medical device. Subsequently, we filed an initial 510(k) marketing application for use in aesthetic body contouring and/or filling of soft tissue voids with the FDA in November 2009. Our application was reviewed by the FDA's Center for Biologics Evaluation and Research under the law applicable to medical devices, and in February 2010 they informed us that our Celution® 700/AFT has been classified as a class III medical device for which a PMA will be required for these applications.  We are currently working with the FDA to determine if this classification is final and if so, the necessary size and scope of clinical studies to obtain an approval and are exploring multiple additional avenues to bring Celution® to the United States.

We must comply with extensive regulations from foreign jurisdictions regarding safety, manufacturing processes and quality.   These regulations, including the requirements for marketing authorization, may differ from the FDA regulatory scheme in the United States.  Specifically, in regard to our Thin Film product line in Japan (distributed by Senko), we have been seeking marketing authorization from the Japanese Ministry of Health, Labour and Welfare, but have not obtained approvals yet.

Staff

As of December 31, 2010, we had 124 employees, including part-time and full-time employees.  These employees are comprised of 16 employees in manufacturing, 39 employees in research and development, 37 employees in sales and marketing and 32 employees in management, finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

Web Site Access to SEC Filings

We maintain an Internet website at www.cytori.com. Through this site, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, we publish on our website all reports filed under Section 16(a) of the Securities Exchange Act by our directors, officers and 10% stockholders. These materials are accessible via the Investor Relations section of our website within the “SEC Filings” link. Some of the information is stored directly on our website, while other information can be accessed by selecting the provided link to the section on the SEC website, which contains filings for our company and its insiders.

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

Future clinical trial results may differ significantly from our expectations

While our early clinical trial results so far have been very positive, and we have proceeded incrementally in the our these clinical trials in an effort to gauge the risks of proceeding with larger and more expensive trials, we cannot guarantee that we will not experience negative results in these larger and much more expensive clinical trials, such as the new ADVANCE acute heart attack trial in Europe. Poor results in our clinical trials could result in substantial delays in commercialization, substantial negative effects on the perception of our products, and substantial additional costs. These risks are increased by our reliance on third parties in the performance of many of the clinical trial functions, including the clinical investigators, hospitals, and other third party service providers.

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

Our amended regenerative cell technology license agreement with the Regents of the University of California (UC) which includes issued U.S. patent number 7,470,537, contains certain developmental milestones, which if not achieved could result in the loss of exclusivity or loss of the license rights. The loss of such rights could impact our ability to develop certain regenerative cell technology products.  Also, our power as licensee to successfully use these rights to exclude competitors from the market is untested.

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

The regulatory process can be lengthy, expensive, and uncertain.  Before any new medical device may be introduced to the U.S. market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process or the lengthier pre-market approval application, or PMA, process.  It generally takes from three to 12 months from submission to obtain 510(k) pre-market clearance, although it may take longer.  Approval of a PMA could take four or more years from the time the process is initiated.  The 510(k) and PMA processes can be expensive, uncertain, and lengthy, and there is no guarantee of ultimate clearance or approval.  We expect that some of our future products under development as well as Olympus-Cytori’s will be subject to the lengthier PMA process.  Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval.  Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

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

Anticipated or unanticipated changes in the way or manner in which the FDA regulates products or classes/groups of products can delay, further burden, or alleviate regulatory pathways that were once available to other products.  There are no guarantees that such changes in FDA’s approach to the regulatory process will not deleteriously affect some or all of our products or product applications.

We do not know if the current FDA proposed changes to the 510(k) system will have any material effect on any of our current or future 510(k) applications.

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

Concentration of Sales

We have a significant concentration of sales in Japan, the United States, and Europe given our early stage of commercialization.  As a result of this regional concentration of sales, changes in the regulatory environment in these countries, or any other countries in which we have a significant concentration of sales, could adversely impact our sales.  If the government of any of these countries significantly curtailed or prohibited the sale of our products, our revenues would be adversely affected.

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

We pay no dividends

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California.  The related lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  In connection with this lease, we received a four month rent abatement period and an allowance for leasehold improvements of approximately $300,000.  Additionally, we’ve entered into several lease agreements for international office locations and corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $155,000 in rent per month.

Item 3. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of December 31, 2010, we were not a party to any material legal proceeding.

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

Common Stock
	High	Low

2009
Quarter ended March 31, 2009	$5.14	$1.68
Quarter ended June 30, 2009	$4.80	$1.42
Quarter ended September 30, 2009	$4.32	$2.93
Quarter ended December 31, 2009	$6.65	$3.08

2010
Quarter ended March 31, 2010	$9.50	$4.40
Quarter ended June 30, 2010	$6.12	$3.42
Quarter ended September 30, 2010	$5.43	$3.15
Quarter ended December 31, 2010	$6.15	$4.07

All of our outstanding shares have been deposited with DTCC since December 9, 2005.

Warrants

	High	Low

2009
Quarter ended June 30, 2009	$2.00	$1.60
Quarter ended September 30, 2009	$2.37	$1.40
Quarter ended December 31, 2009	$4.50	$1.74

2010
Quarter ended March 31, 2010	$6.90	$2.62
Quarter ended June 30, 2010	$4.70	$1.94
Quarter ended September 30, 2010	$3.64	$2.05
Quarter ended December 31, 2010	$4.19	$2.99

As of February 28, 2011, we had approximately twenty seven record holders of our common stock and three record holders of our warrants.  Because many of our shares and warrants are held by brokers and other institutions on behalf of stockholders and warrantholders, we are unable to estimate the total number of individual stockholders and warrantholders represented by these record holders.

Dividends

We have never declared or paid any dividends and do not anticipate paying any in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	2,766,271	$4.64	—

Equity compensation plans not approved by security holders (2)	4,324,687	$5.50	1,305,400
Total	7,090,958	$5.16	1,305,400
________________________________________
(1)	The 1997 Stock Option and Stock Purchase Plan expired on October 22, 2007.
(2)
The maximum number of shares shall be cumulatively increased on the first January 1 after the Effective Date, August 24, 2004, and each January 1 thereafter for 9 more years, by a number of shares equal to the lesser of (a) 2% of the number of shares issued and outstanding on the immediately preceding December 31, and (b) a number of shares set by the Board.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and the NASDAQ Biotechnology Index during the period from December 31, 2005 through December 31, 2010. The performance shown is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The selected data presented below under the captions “Statements of Operations Data,” “Statements of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2010, are derived from, and should be read in conjunction with, our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010, which have been audited by KPMG LLP, an independent registered public accounting firm, and their report thereon, are included elsewhere in this annual report. The consolidated balance sheets as of December 31, 2008, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, which were also audited by KPMG LLP, are included with our annual reports previously filed.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands except share and per share data):

	2010	2009	2008	2007	2006

Statements of Operations Data:
Product revenues:
Sales to related party	$590	$591	$28	$792	$1,451
Sales to third parties	7,664	5,246	4,500	—	—
	8,254	5,837	4,528	792	1,451

Cost of product revenues	3,908	3,394	1,854	422	1,634
Gross profit (loss)	4,346	2,443	2,674	370	(183)

Development revenues:
Development, related party	2,122	8,840	774	5,158	6,057
Other, related party	—	—	1,500	—	—
Research grants and other	251	53	51	99	419
	2,373	8,893	2,325	5,257	6,476
Operating expenses:
Research and development	9,687	12,231	17,371	20,020	21,977
Sales and marketing	11,040	6,583	4,602	2,673	2,055
General and administrative	12,570	10,415	11,727	14,184	12,547
Change in fair value of warrants	(1,285)	4,574	—	—	—
Change in fair value of option liabilities	30	(920)	1,060	100	(4,431)
Total operating expenses	32,042	32,883	34,760	36,977	32,148
Total operating loss	(25,323)	(21,547)	(29,761)	(31,350)	(25,855)

Other income (expense):
Gain on sale of assets	—	—	—	1,858	—
Interest income	9	20	230	1,028	708
Interest expense	(2,052)	(1,427)	(420)	(155)	(199)
Other income (expense), net	23	(218)	(40)	(46)	(27)
Equity loss in investments	(151)	(44)	(45)	(7)	(74)
Net loss	$(27,494)	$(23,216)	$(30,036)	$(28,672)	$(25,447)
Basic and diluted net loss per share	$(0.60)	$(0.65)	$(1.12)	$(1.25)	$(1.53)
Basic and diluted weighted average common shares	45,947,966	35,939,260	26,882,431	22,889,250	16,603,550

Statements of Cash Flows Data:
Net cash used in operating activities	$(23,574)	$(23,807)	$(33,389)	$(29,995)	$(16,483)
Net cash provided by (used in) investing activities	(1,290)	(221)	(393)	5,982	591
Net cash provided by financing activities	64,678	24,271	34,928	26,576	16,787
Net increase in cash	39,814	243	1,146	2,563	895
Cash and cash equivalents at beginning of year	12,854	12,611	11,465	8,902	8,007
Cash and cash equivalents at end of year	$52,668	$12,854	$12,611	$11,465	$8,902

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$52,668	$12,854	$12,611	$11,465	$12,878
Working capital	45,730	9,915	10,090	4,168	7,392
Total assets	66,347	24,749	25,609	21,507	24,868
Deferred revenues, related party	5,512	7,634	16,474	18,748	23,906
Deferred revenues	4,929	2,388	2,445	2,379	2,389
Warrant liabilities	4,987	6,272	—	—	—
Option liabilities	1,170	1,140	2,060	1,000	900
Long-term deferred rent	398	—	168	473	741
Long-term obligations, less current portion	13,255	2,790	5,044	237	1,159
Total stockholders’ equity (deficit)	$22,873	$(3,658)	$(7,717)	$(9,400)	$(10,813)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of U.S. securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such a will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about  our anticipated expenditures, including those related to clinical research studies, and general and administrative expenses;  the potential size of the market for our products,  future  development and/or expansion of our products and therapies in our markets,  ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; the “Liquidity and Capital Resources” section of this report, including our need for additional financing and the availability thereof; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, unforeseen litigation, and competition within the regenerative medicine field,  to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described in our filings with the Securities and Exchange Commission and under the “Risk Factors” section in Part I above.

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

Overview

Cytori develops, manufactures, and commercializes innovative medical devices, which enable physicians to practice regenerative medicine worldwide.  Cytori’s core device provides real-time access to patients’ own stem and regenerative cells which reside naturally within their adipose (fat) tissue. These stem and regenerative cells may help to improve blood flow in damaged or diseased tissues and therefore can potentially be used to treat multiple conditions resulting from a lack of blood supply (ischemia). Cytori has three key product lines: the Celution® family, which includes the first and only broadly available device that provides clinical grade adipose derived autologous stem and regenerative cells for re-injection into the patient at the point of care, the PureGraft™ family for optimized preparation of autologous fat grafts, and the StemSource® family for use in laboratory research and stem cell banking.

Our business is based on the sale of our medical devices and laboratory equipment, the generation of recurring revenue thereafter from the sale of single-use consumables used in every procedure, and sales of related instrumentation and ancillary products. Cytori’s near term strategy is to focus first on development and sales of our approved products into the cosmetic and reconstructive surgery (CRS) market and the cell banking market, which we believe can be successfully penetrated more quickly than our other target markets.  The market opportunity for cosmetic and reconstructive surgery alone is over $2 billion worldwide. In addition to our near term growth drivers, we are also working toward Celution® System claims for cardiovascular disease applications through ongoing and planned European clinical trials.  Cardiovascular disease is a multi-billion dollar worldwide market. Other potential market opportunities for our technology include stress urinary incontinence, wound healing, burns, liver disease, renal failure, pelvic health conditions and gastrointestinal disorders. Our customers at academic hospitals are identifying and developing new applications for the Celution® output. Applications initially developed by our customers represent a broad catalog from which Cytori can draw upon to incorporate into their own pipeline.  The more therapeutic applications that are developed for the Celution® System and its cellular output, the more opportunities we will have to offer the Celution® System and related consumable sets to hospitals, clinics, and physicians.

Our current commercial activities are primarily focused on market development and sales of our Celution® and PureGraft™ Systems into the cosmetic and reconstructive surgery markets around the world. With the expanded CE Mark claims for the Celution® System to include breast reconstruction, repair of soft tissue defects, augmentation procedures and as well as Crohn’s wound healing in July 2010, we have shifted our sales efforts to focus more on hospitals for cell-enriched breast reconstruction and Crohn’s wound applications in Europe and less on private, cosmetic clinics, while also supporting the company’s efforts to gain treatment reimbursement. Adoption of cell-enriched breast reconstruction has been strengthened by interim results from our RESTORE 2 trial for partial mastectomy defect reconstruction reported in May 2009 and June 2010. Final results from this trial are expected to be reported in the first half of 2011.

Also, in July 2010, we received the CE Mark for the PureGraft™ 250/PURE System for autologous fat transfers. The PureGraft™ System is designed to facilitate and streamline the fat graft preparation process, washing and filtering the tissue to remove contaminants and is sold in Europe as both a standalone product for cosmetic procedures and as a complement to Cytori’s Celution® System in Europe for reconstructive procedures. Having both PureGraft™ and Celution® approved in Europe allows Cytori to offer a broader portfolio of products to plastic and cosmetic surgeons and expand our market opportunity. In addition, the PureGraft™ System offers a lower cost entry point for customers to whom we could potentially up-sell a Celution® System.

In the United States, we are currently focused on expanding our autologous fat grafting business with the sale of the PureGraft™ System and related products. Fat grafting procedures have seen an upsurge in popularity in recent years. PureGraft™ is positioned to be a leader as the market makes the conscious shift from artificial to natural procedures. With 510(k) clearance of PureGraft™ in January 2010 and the formal product launch in April, we have built an initial regional physician customer base and are working to expand acceptance of the technology in the United States. In addition to expanding our U.S. sales team in 2010, we have put an increased focus on our consumer marketing for both reconstructive and cosmetic procedures through practice development activities designed to educate doctors about our technology. By working with our customers to fully integrate Cytori technology into their practices, we are providing a valuable service and further distinguishing our brand.

In addition to our commercial activities in Europe and the United States where we are focused primarily on reconstructive and cosmetic surgery, we are also pursuing commercialization strategies for the Celution® System into Japan and other Asia-Pacific markets, with limited sales into the translational medicine markets. In 2010, we laid the foundation for an emerging market commercialization strategy. To this end, we established an office in Mumbai, India and have begun building key relationships in these regions. In 2011, our emerging market strategic activities will focus on India, Brazil, Argentina, Australia, Kuala Lumpur, New Zealand and Thailand with the goal of establishing a Celution® presence in the growing regenerative medicine market.

We anticipate that the StemSource® cell banking business will continue to contribute to product sales in 2011, but we expect sales to further ramp once a greater number of therapeutic applications are available. With the tissue banking capabilities introduced in 2010, we believe that an increasing number of cell bank orders will be from cosmetic and reconstructive surgery clinics in regions where physicians are already performing elective liposuction. The StemSource®900/MB, is marketed as a standalone piece of laboratory research equipment and serves as the foundation of the StemSource® Cell Bank, both of which are offered worldwide to hospitals, tissue banks and other research centers. Once installed, commercialization activities are performed predominantly by our customers.

As we move forward in 2011, we will continue to seek regulatory and marketing approval of the Celution® System family of products in the United States as a medical device. We filed a 510(k) marketing application for use in aesthetic body contouring and/or filling of soft tissue voids with the FDA in November 2009. Our application was reviewed by the FDA's Center for Biologics Evaluation and Research as a medical device. In February 2010, we were informed by the FDA that we will be required to seek approval for the Celution® System for use in aesthetic body contouring and filling of soft tissue defect voids through the pre-market approval application (PMA) process.  We are now working to determine the necessary size and scope of clinical studies to obtain this approval of Celution® and are exploring multiple additional avenues to bring Celution® to the United States.

We also intend to build upon the 2010 advancements made to our cardiovascular pipeline and to take the next step in potentially bringing these applications for the Celution® System to market. In 2010, we reported positive six month primary outcomes in both our safety and feasibility trials for acute heart attack (the APOLLO trial) and for chronic myocardial ischemia (the PRECISE trial) at the 7th International Symposium on Stem Cell Therapy & Cardiovascular Innovations in May and at the meeting of the American Heart Association (AHA) in November.  Eighteen month data was reported from the PRECISE study also at the AHA meeting. We are looking to leverage data from the PRECISE study for future regulatory applications.  In addition, we are currently in the process of initiating our ADVANCE trial for acute heart attack patients. The ADVANCE trial will be a randomized, double-blind, placebo-controlled European approval trial that is expected to range in size from 259 to 360 patients. The trial will utilize the next generation Celution® One System.  In January 2011, Cytori received approval to initiate the trial in the Netherlands. We expect to continue to initiate up to 35 trial sites, predominantly in Europe, through the first half of 2011.

Our strategy for the future, with a new product that has multiple potential applications, is to focus the majority of our financial resources on activities that will promote immediate sales of the Celution®, StemSource®, and PureGraft™  products, through investment in sales and marketing activities. Other key drivers for the future include the planning and initiation of a cardiac pivotal trial, which we believe will increase the long term prospects for the company, the introduction of Celution® One and the continued development and innovation of our technology. We can effectively manage our investment in these initiatives with our current cash position, but we may need to raise additional funds to further broaden our investment in our other pipeline products.

Olympus Partnership

On November 4, 2005, we entered into a strategic development and manufacturing joint venture agreement and other related agreements with Olympus.  As part of the terms of these agreements, we formed a joint venture, Olympus-Cytori, Inc. (Joint Venture), to develop and manufacture future generation devices based on our Celution® System platform.

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

As of December 31, 2010, the fair value of the Put was $1,170,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of Change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability on the balance sheet in the option liability caption.

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

Thin Film Japan Distribution Agreement

In 2004, we sold the majority of our Thin Film business to MAST Biosurgery AG (MAST).  We retained all rights to Thin Film business in Japan (subject to a purchase option of MAST, which expired in May 2007), and we received back from MAST a license of all rights to Thin Film technologies in the spinal field, exclusive at least until 2012, and the field of regenerative medicine, non-exclusive on a perpetual basis.

In the third quarter of 2004, we entered into a Distribution Agreement with Senko Medical Trading Company (Senko).  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  Specifically, the license covers Thin Film products with the following indications: anti-adhesion; soft tissue support; and minimization of the attachment of soft tissues.  The Distribution Agreement with Senko commences upon “commercialization.”  Commercialization will occur when one or more Thin Film product registrations are completed with the Japanese Ministry of Health, Labour and Welfare, or MHLW.  Following commercialization, the Distribution Agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during each of the years ended December 31, 2010, 2009 and 2008.  To date we have recognized a total of $371,000 in development revenues (all of which was recognized prior to 2008) related to this agreement.

Results of Operations

Product revenues

Product revenues consisted of revenues from our Celution® and PureGraft™ Systems and StemSource® Cell Banks.

 The following table summarizes the components for the years ended December 31, 2010, 2009, and 2008:

	Years ended

	2010	2009	2008

Related party	$590,000	$591,000	$28,000
Third party	7,664,000	5,246,000	4,500,000

Total product revenues	$8,254,000	$5,837,000	$4,528,000
% attributable to Olympus	0.1%	—	0.6%
% attributable to Green Hospital Supply	7.1%	10.1%	—

Beginning in March of 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery markets and during 2010 we began sales of our PureGraft™ System in the United States and Europe.  Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales is recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For product sales to customers who arrange for and manage all aspects of the shipping process, we recognize revenue upon shipment from our facilities.  For product sales that include a combination of equipment, services, or other multiple deliverables that will be provided in the future, we defer an estimate of the fair value of those future deliverables from product revenue until such deliverables have been provided or earned.  Shipping and handling costs that are billed to our customers are classified as revenue.

The future:  We expect to continue to generate product revenues from Celution® 800/CRS and consumable sales in Europe and we expect to continue  to generate product revenues from StemSource® Cell Bank sales and Celution® System translational medical sales in Japan through direct sales and through our distribution partner Green Hospital Supply, from StemSource® banking and research products in the United States and elsewhere through direct sales and through our distribution partner GE Healthcare, and we also expect to generate PureGraft™ System sales in the US and Europe. Additionally, we expect to have Thin Film product revenues, pending regulatory approval, when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of product revenues

Cost of product revenues relate primarily to Celution® and PureGraft™ System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the years ended December 31, 2010, 2009 and 2008:

	Years ended

	2010	2009	2008

Cost of product revenues	$3,852,000	$3,340,000	$1,811,000
Share-based compensation	56,000	54,000	43,000
Total cost of product revenues	$3,908,000	$3,394,000	$1,854,000
Total cost of product revenues as % of product revenues	47.3%	58.1%	40.9%

Cost of product revenues as a percentage of product revenues was 47.3%, 58.1% and 40.9% for the years ended December 31, 2010, 2009 and 2008, respectively.  Fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.  For the year ended December 31, 2008, cost of sales included an economic benefit of approximately $347,000 related to material cost and labor/overhead previously expensed as research and development prior to commercialization date of March 1, 2008 that was sold during the year ended December 31, 2008.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the years ended December 31, 2010, 2009 and 2008:

	Years ended
	2010	2009	2008

Milestone revenue (Olympus)	$2,122,000	$8,840,000	$774,000
Other revenue (Olympus)	—	—	1,500,000
Research grant (NIH)	—	49,000	—
Grant Revenue	244,000	—	—
Regenerative cell storage services	4,000	4,000	4,000
Other	3,000	—	47,000
Total development revenues	$2,373,000	$8,893,000	$2,325,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the year ended December 31, 2010, we recognized $2,122,000 of revenue associated with our arrangements with Olympus as a result of achieving one product development milestone as well as a clinical milestone related to the assessment of trial outcomes at 6 months in one of our cardiac trials.  During the year ended December 31, 2009, we recognized $8,840,000 of revenue associated with our arrangement with Olympus as a result of achieving three clinical milestones during the year.  The clinical milestones reflect the achievement of the primary goals of safety and feasibility, the completion of the enrollment process for both of our clinical cardiac trials, and completion of a monitoring end point for one cardiac trial.  During the year ended December 31, 2008, we recognized $774,000 of revenue associated with our arrangements with Olympus as a result of completing two study milestones.

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

The research grant revenue related to our agreement with the National Institutes of Health (NIH).  Under this arrangement, the NIH reimbursed us for “qualifying expenditures” related to research on Adipose Tissue-Derived Cells for Vascular Cell Therapy.  To receive funds under the grant arrangement, we were required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the grant agreement between the NIH and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to research on Adipose Tissue-Derived Cells for Vascular Cell Therapy, and (iii) file appropriate forms and follow appropriate protocols established by the NIH.  During the year ended December 31, 2009, we incurred $49,000 in qualified expenditures.  We recognized a total of $49,000 in revenues for the year ended December 31, 2009, which included allowable grant fees as well as cost reimbursements.  There were no comparable revenues and expenditures for the year ended December 31, 2010.

During the year ended December 31, 2010, we received a $244,000 federal grant from the Internal Revenue Service as part of the Qualifying Therapeutic Discovery Program (“QTDP”). The QTDP, administered by the Department of Health and Human Services and the Department of the Treasury, was enacted to encourage biomedical research for projects that show the greatest potential to create and sustain high-quality, high-paying U.S. jobs and to advance U.S. competitiveness in life, biological and medical sciences. Through this program, eligible companies can elect to receive either a cash grant or a tax credit.  We elected to receive a cash grant and the funds were received during late 2010.

The future.  We may recognize additional development revenues during 2011, as the anticipated completion for the next phase of our Joint Venture and other Olympus product development performance obligations is in 2011.  If we are successful in completing these activities, we may recognize approximately $1,500,000 in development revenues during 2011.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies, and clinical studies.  The following table summarizes the components of our research and development expenses for the years ended December 31, 2010, 2009 and 2008:

	Years ended

	2010	2009	2008

Regenerative cell technology:
Regenerative cell technology	$7,012,000	$9,007,000	$14,324,000
Development milestone (Joint Venture)	2,221,000	2,713,000	2,546,000
Research grants (NIH)	—	49,000	—
Stock-based compensation	454,000	462,000	501,000
Total research and development expenses	$9,687,000	$12,231,000	$17,371,000

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

The decrease in research and development expenses for the year ended December 31, 2010 as compared to the same period in 2009 is primarily due to the decrease in clinical and preclinical study expense of $967,000 and decrease in supplies related expense of $412,000 primarily due to the decreased research and development experiment supplies usage as well as supplies purchased for prototype work prior to the related product commercialization.

The decrease in research and development expenses for the year ended December 31, 2009 as compared to the same period in 2008 is primarily due a decrease in labor-related expenses, not including share-based compensation, of $2,336,000 for the year ended December 31, 2009 as compared to the same period in 2008 primarily due to the decrease in headcount for our research and development department as a result of a reduction in force implemented by the management at the end of the first quarter of 2009 and third quarter of 2008 in efforts to cut costs as well as achievement of commercialization and transfer of employees from research and development to the manufacturing department.  Additionally, professional services expense decreased by $1,084,000 from 2008 to 2009, primarily due to decreased use of consultants and temporary labor during the year ended December 31, 2009.  Expenses for supplies decreased by $817,000 from 2008 to 2009, primarily due to purchases of production supplies prior to the related product line commercialization, which occurred on March 1, 2008.  These reductions were offset by an increase of $1,310,000 from 2008 to 2009 due primarily to increased clinical study activity and the associated expense.

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

The following table summarizes the components of our development milestone (Joint Venture) expenses for the years ended December 31, 2010, 2009 and 2008:

	Years ended

	2010	2009	2008

Labor and related benefits	$1,130,000	$834,000	$1,310,000
Consulting and other professional services	1,055,000	1,640,000	706,000
Supplies	2,000	143,000	111,000
Other miscellaneous	34,000	96,000	419,000
Total development milestone (Joint Venture)	$2,221,000	$2,713,000	$2,546,000

The future:  We expect research and development expenditures to increase in 2011 as we are scheduled to begin enrollment in the ADVANCE cardiac trial in the first half of 2011.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the years ended December 31, 2010, 2009 and 2008:

	Years ended

	2010	2009	2008

Sales and marketing	$10,177,000	$6,076,000	$4,241,000
Stock-based compensation	863,000	507,000	361,000
Total sales and marketing	$11,040,000	$6,583,000	$4,602,000

The increase in sales and marketing expense for the year ended December 31, 2010 as compared to the same period in 2009 was mainly attributed to the increase in salary and related benefits expense (excluding share-based compensation) of $2,050,000, an increase in travel related expenses of $526,000, increased promotional expenses of $503,000 and an increase in professional services of $373,000, which are due to our emphasis in seeking strategic alliances and/or co-development partners.

The increase in sales and marketing expense for the year ended December 31, 2009 as compared to the same period in 2008 was mainly attributed to the increase in salary and related benefits expense (excluding share-based compensation) of $1,215,000, and an increase in professional services of $245,000.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand our base of distribution partners, strategic alliances and co-development partners, as well as our direct marketing sales force for our Celution® System and StemSource® Cell Bank.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses and general corporate expenses.  The following table summarizes the general and administrative expenses for the years ended December 31, 2010, 2009 and 2008:

	Years ended

	2010	2009	2008

General and administrative	$10,888,000	$8,789,000	$10,375,000
Stock-based compensation	1,682,000	1,626,000	1,352,000
Total general and administrative expenses	$12,570,000	$10,415,000	$11,727,000

For the year ended December 31, 2010 as compared to the same period in 2009, the increase in general and administrative expenses (excluding share-based compensation) occurred primarily due to an increase in salary and related benefits expense of $462,000 and an increase in professional services expense of $1,207,000.

For the year ended December 31, 2009 as compared to the same period in 2008, the decrease in general and administrative expenses (excluding share-based compensation) occurred primarily due to a decrease in professional services expense of $2,119,000 for the year ended December 31, 2009 as compared to the same periods in 2008, partially offset by an increase in bad debt expense of $541,000.  The decreases resulted from management efforts to decrease costs.

The future.  We expect general and administrative expenses to stay at approximately the same level in 2011.

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

The following table summarizes the components of our stock-based compensation for the years ended December 31, 2010, 2009 and 2008:

	Years ended

	2010	2009	2008

Cost of product revenues	$56,000	$54,000	$43,000
Research and development related	454,000	462,000	501,000
Sales and marketing related	863,000	507,000	361,000
General and administrative related	1,682,000	1,626,000	1,352,000
Total stock-based compensation	$3,055,000	$2,649,000	$2,257,000

Most of the share-based compensation expenses for the years ended December 31, 2010, 2009 and 2008 related to the vesting of stock option awards to employees.

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

The future.  We will continue to grant options (which will result in an expense) to our employees and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of December 31, 2010, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $5,428,000. These costs are expected to be recognized over a weighted average period of 1.8 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of warrant liability for the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,

	2010	2009	2008

Change in fair value of warrant liability	$(1,285,000)	$4,574,000	$—

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

	As of December 31, 2010	As of December 31, 2009
Expected term	2.61 years	3.61 years
Common stock market price	$5.19	$6.10
Risk-free interest rate	0.82%	1.70%
Expected volatility	86.03%	76.16%
Resulting fair value (per warrant)	$2.50	$3.28

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

Change in fair value of option liability

The following is a table summarizing the change in fair value of option liability for the years ended December 31, 2010, 2009 and 2008:

	Years ended

	2010	2009	2008

Change in fair value of option liability	$30,000	$(920,000)	$1,060,000

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

The following assumptions were employed in estimating the value of the Put:

	December 31, 2010	December 31, 2009	December 31, 2008

Expected volatility of Cytori	73.00%	72.00%	68.00%
Expected volatility of the Joint Venture	73.00%	72.00%	68.00%
Bankruptcy recovery rate for Cytori	28.00%	19.00%	21.00%
Bankruptcy threshold for Cytori	$5,842,000	$11,308,000	$16,740,000
Probability of a change of control event for Cytori	3.43%	2.95%	2.80%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	3.30%	3.85%	2.25%

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expenses for the years ended December 31, 2010, 2009 and 2008:

	Years ended

	2010	2009	2008

Interest income	$9,000	$20,000	$230,000
Interest expense	(2,052,000)	(1,427,000)	(420,000)
Other income (expense), net	23,000	(218,000)	(40,000)
Total	$(2,020,000)	$(1,625,000)	$(230,000)

•	Interest income decreased for the year December 31, 2010 as compared to the same period in 2009 and 2008 primarily due to a decrease in interest rates.

•
Interest expense increased in 2010 as compared to 2009 and 2008 due to cash interest and non-cash amortization of debt issuance costs and debt discount for the $20.0 million term loan.  During the second quarter of 2010, we entered into an Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded a term loan in the amount of $20.0 million on June 14, 2010, and which refinanced the remaining balance of the term loan from 2008.

•	The changes in other income (expense) in 2010, 2009 and 2008 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in the remainder of 2011 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense in 2011 to increase as we continue to pay interest on the $20.0 million term loan that funded in June 2010.

Equity loss from investment in Joint Venture

The following table summarizes equity loss from investment in joint venture for the years ended December 31, 2010, 2009 and 2008:

	Years ended
	2010	2009	2008

Equity loss from investment in joint venture	$(151,000)	$(44,000)	$(45,000)

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

The future.  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  Over the next one to two years, the Joint Venture is expected to incur labor costs related to the development of our second generation commercial system as well as general and administrative expenses, offset by royalty and product revenue expected to be generated by our current Celution® 800/CRS and future generation devices.  Though we have no obligation to do so, we plan to contribute funding to the Joint Venture to cover any costs should the Joint Venture deplete its cash balance.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2010 and 2009:

	As of December 31,

	2010	2009

Cash and cash equivalents	$52,668,000	$12,854,000

Current assets	$58,953,000	$18,098,000
Current liabilities	13,223,000	8,183,000
Working capital	$45,730,000	$9,915,000

We incurred net losses of $27,494,000, $23,216,000 and $30,036,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  We have an accumulated deficit of $209,998,000 as of December 31, 2010.  Additionally, we have used net cash of $23,574,000, $23,807,000 and $33,389,000 to fund our operating activities for years ended December 31, 2010, 2009 and 2008, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

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

In June 2009, we entered into a common stock purchase agreement with Seaside 88, LP (Seaside) relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. Pursuant to the agreement, Seaside purchased 275,000 shares of our common stock every two weeks, subject to the satisfaction of customary closing conditions.  Between June 2009 and June 2010, we raised approximately $30,172,000 in gross proceeds from the sale of 7,150,000 shares of our common stock related to Seaside closings.

In October 2010, we entered into an underwriting agreement with Jefferies & Company (Jefferies), relating to the issuance and sale of 4,600,000 shares of our common stock.  The price to the public in this offering was $4.50 per share and Jefferies agreed to purchase the shares from us at a price of $4.23 per share.  The transaction was completed on October 13, 2010 raising approximately $20,700,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

In December 2010, we raised $10,000,000 in gross proceeds from a sale of 1,428,571 shares of unregistered common stock to Astellas Pharma Inc. for $7.00 per share in a private stock placement.  Pursuant to the terms of the purchase agreement, we granted Astellas Pharma Inc. a two year right of first refusal to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions. In addition, we have agreed to use reasonable efforts to file a registration statement with the Securities and Exchange Commission to register the shares of common stock for resale upon the request of Asetellas Pharma Inc.  We also granted Astellas Pharma Inc. a non-voting observer seat on our Board of Directors and the right to designate a representative member to our Scientific Advisory Board.

In order to continue the operations of our regenerative cell business at or near current levels, we will need to either substantially increase revenues or continue to raise additional capital in the future.

From January 1, 2008 to December 31, 2010, we have financed our operations primarily by:

•	Receiving $12,000,000 in net proceeds from a private placement to Green Hospital Supply, Inc. during first half of 2008,

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

•
Receiving approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share in March 2009,

•
Receiving approximately $4,252,000 in gross proceeds from a private placement of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants (with an exercise price of $2.62 per share) to a syndicate of investors in May 2009,

•
In June 2009, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement required us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks.  Between June 2009 and June 2010, we raised an aggregate of approximately $30,172,000 in gross proceeds from the sale of 7,150,000 shares of our common stock,

•
In June 2010, we entered into an Amended and Restated Loan and Security Agreement with the GECC, SVB, and Oxford Finance Corporation (Lenders), pursuant to which the Lenders funded a term loan in the amount of $20,000,000 on June 14, 2010, which refinanced the remaining balance of the term loan entered into with GECC and SVB on October 14, 2008,

•
In October 2010, we entered into an underwriting agreement with Jefferies, relating to the issuance and sale of 4,600,000 shares of our common stock.  This price to the public in this offering was $4.50 per share and Jefferies agreed to purchase the shares from us at a price of $4.23 per share.  The transaction was completed on October 13, 2010 raising approximately $20,700,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us, and

•	In December 2010, we raised $10,000,000 in gross proceeds from a sale of 1,428,571 shares of unregistered common stock to Astellas Pharma Inc. for $7.00 per share in a private stock placement.

The following summarizes our contractual obligations and other commitments at December 31, 2010, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$21,030,000	$6,667,000	$14,363,000	$—	$—
Interest commitment on long-term obligations	2,858,000	1,779,000	1,079,000	—	—
Operating lease obligations	7,212,000	1,778,000	2,877,000	2,557,000	—
Minimum purchase requirements	1,307,000	1,307,000	—	—	—
Pre-clinical research study obligations	148,000	148,000	—	—	—
Clinical research study obligations	19,100,000	5,200,000	12,300,000	1,600,000	——
Total	$51,655,000	$16,879,000	$30,619,000	$4,157,000	$—

Net cash (used in) provided by operating, investing and financing activities for the years ended December 31, 2010, 2009 and  2008 is summarized as follows:

	Years Ended

	2010	2009	2008

Net cash used in operating activities	$(23,574,000)	$(23,807,000)	$(33,389,000)
Net cash used in investing activities	(1,290,000)	(221,000)	(393,000)
Net cash provided by financing activities	64,678,000	24,271,000	34,928,000

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated a $27,494,000 net loss for the year ended December 31, 2010.  The operating cash impact of this loss was $23,574,000, after adjusting for the recognition of non-cash development revenue of $2,122,000, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option liabilities and warrants, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Research and development efforts and other operational activities, offset in part by product sales, generated a $23,216,000 net loss for the year ended December 31, 2009.  The cash impact of this loss was $23,807,000, after adjusting for the recognition of $8,840,000 of deferred revenue, for which cash was received in earlier years, the consideration of non-cash share-based compensation of $2,649,000, other adjustments for material non-cash activities, such as depreciation and amortization of $1,681,000, change in fair value of option liabilities of $920,000 and warrants of $4,574,000, non-cash amortization of deferred financing costs and debt discount along with other changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the year ended December 31, 2010 resulted from cash outflow for investment in our Joint Venture, purchases of property and equipment and investment in restricted cash and cash equivalents.

Net cash used by investing activities for the year ended December 31, 2009 and 2008 resulted primarily from purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2010 related primarily to a sale of 3,300,000 shares for approximately $17,314,000  in gross proceeds in connection with the common stock purchase agreement with Seaside entered into on June 19, 2009, the sale of 4,600,000 shares of common stock and for approximately $20,700,000 in gross proceeds in the October 2010 public offering, the sale of 1,428,571 shares of unregistered common stock to Astellas Pharma Inc. for $7.00 per share in a private stock placement raising $10,000,000 in gross proceeds, and proceeds from exercise of warrants and employee stock options of $7,128,000.  Additionally, in June 2010, we obtained a term loan in the amount of $20,000,000, less fees and expenses, which was used in part to refinance the remaining balance of the term loan entered into with GECC and SVB on October 14, 2008.

The net cash provided by financing activities for the year ended December 31, 2009 related primarily to a March 2009 equity offering of approximately $10,000,000 in gross proceeds to institutional investors for a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock; the May 2009 private placement of approximately $4,252,000 in gross proceeds to a syndicate of investors for a total of 1,864,783 unregistered shares of common stock and 3,263,380 common stock warrants; and the sale of 3,850,000 shares for approximately $12,859,000 in gross proceeds in connection with common stock purchase agreement with Seaside entered into on June 19, 2009.

The net cash provided by financing activities for the year ended December 31, 2008 related mainly to the private issuance of 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc. for $12,000,000 and the private placement offering of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants (with an original exercise price of $8.50 per share) to a syndicate of investors for approximately $17,000,000 in gross proceeds, of which Olympus Corporation acquired 1,000,000 unregistered shares and 500,000 common stock warrants in exchange for $6,000,000 of the total proceeds raised.  Additionally, in October 2008, we obtained a term loan in the amount of $7,500,000, less fees and expenses, from General Electric Capital Corporation and Silicon Valley Bank.

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

The cumulative effect of the adoption is to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued.  As a result, on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. The fair value of these warrants increased to $6.3 million as of December 31, 2009, which resulted in a $4.6 million loss from the change in fair value of warrants for the year ended December 31, 2009.  The fair value of these warrants decreased to $5.0 million as of December 31, 2010, which resulted in a $1.3 million gain from the change in fair value of warrants for the year ended December 31, 2010.

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

	As of December 31, 2010	As of December 31, 2009
Expected term	2.61 years	3.61 years
Common stock market price	$5.19	$6.10
Risk-free interest rate	0.82%	1.70%
Expected volatility	86.03%	76.16%
Resulting fair value (per warrant)	$2.50	$3.28

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the warrant.

Revenue Recognition

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.  Revenue for these product sales is recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue.  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our product.

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

Concentration of Significant Customers

Our Asia-Pacific and North America region sales accounted for 79% of our product revenue recognized for the year ended December 31, 2010.  Additionally, two customers accounted for  26% of total outstanding accounts receivable as of December 31, 2010.

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

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health (NIH).  Revenue earned under development agreements is classified as either research grant or development revenues depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded as research grant and other within development revenues.  Research grant revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our consolidated statements of operations.  Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our consolidated statements of operations.

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture including product development activities and regulatory efforts to support the commercialization of the Joint Venture products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the Joint Venture.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the Joint Venture when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the Joint Venture.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $2,122,000, $8,840,000 and $774,000 for the years ended December 31, 2010,  2009 and 2008, respectively.  All related development costs are expensed as incurred and are included in research and development expense on the statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones.  There was no development revenue recognized during the years ended December 31, 2010, 2009 and 2008.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of December 31, 2010.  We test this goodwill at least annually for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

This testing must be performed at a level of the organization known as the reporting unit.  A reporting unit is at least the same level as a company’s operating segments, and sometimes even one level lower.  We currently operate under a single reporting unit.  The process for testing goodwill for impairment involves the comparison of fair value of our business to the carrying value of our net assets.  If the fair value of the reporting unit is lower than its carrying amount, goodwill may be impaired – additional testing is required.

In 2007, all goodwill that previously had been assigned to our MacroPore Biosurgery reporting unit was derecognized as a result of our sale of our spine and orthopedic product line to Kensey Nash.  Accordingly, there was no need to test this component of our business for goodwill impairment.

We completed our goodwill impairment testing as of November 30, 2010 using an income-based approach incorporating discounted projections of estimated future cash flows as well as a market-based approach.  We concluded that for all periods presented, our fair value exceeded carrying value, and that none of our reported goodwill was impaired.

Variable Interest Entity (Olympus-Cytori Joint Venture)

A variable interest entity, or VIE, must be consolidated by its primary beneficiary.  Evaluating whether an entity is a VIE and determining its primary beneficiary involves significant judgment.

We concluded that the Olympus-Cytori Joint Venture was a VIE based on the following factors:

•
An entity is a VIE if it has insufficient equity to finance its activities.  We recognized that the initial cash contributed to the Joint Venture formed by Olympus and Cytori ($30,000,000) would be completely utilized by the first quarter of 2006.  Moreover, it was highly unlikely that the Joint Venture would be able to obtain the necessary financing from third party lenders without additional subordinated financial support – such as personal guarantees by one or both of the Joint Venture stockholders.  Accordingly, the joint venture will require additional financial support from Olympus and Cytori to finance its ongoing operations, indicating that the Joint Venture is a VIE.  In fact, we contributed $330,000, $300,000 and $150,000 in 2010, 2009, and 2008, respectively.

•
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

•
Olympus controls the Board of Directors, as well as the day-to-day operations of the Joint Venture, and therefore has the primary power to direct activities that could significantly impact economic performance.

Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at December 31, 2010 or for the year then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

Net Operating Loss and Tax Credit Carryforwards

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a valuation allowance of $74,994,000 as of December 31, 2010 to reflect the estimated amount of deferred tax assets that may not be realized. We increased our valuation allowance by approximately $11,133,000 during the year ended December 31, 2010. The valuation allowance includes approximately $579,000 related to stock option deductions, the benefit of which, if realized, will eventually be credited to equity and not to income.

At December 31, 2010, we had federal and state tax loss carryforwards of approximately $163,320,000 and $123,275,000 respectively.  The federal and state net operating loss carryforwards begin to expire in 2019 and 2011 respectively, if unused.  At December 31, 2010, we had federal and state tax credit carryforwards of approximately $3,803,000 and $3,691,000 respectively.  The federal credits will begin to expire in 2017, if unused, and $97,000 of the state credits will begin to expire in 2011 if unused.  The remaining state credits carry forward indefinitely.  In addition, we had a foreign tax loss carryforward of $8,636,000 in Japan, $733,000 in Italy, $187,000 in Switzerland,  and $13,000 in India.

The Internal Revenue Code limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of our control.  We have completed an ownership change analysis pursuant to IRC Section 382 through April 17, 2007.  We do not have any ownership change limitations based on this study.  We are in the process of updating this analysis through December 31, 2010.

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of December 31, 2010, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the year ended December 31, 2010, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Item 8. Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cytori Therapeutics, Inc.:

We have audited the accompanying consolidated balance sheets of Cytori Therapeutics, Inc. (the Company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
March 11, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cytori Therapeutics, Inc.:

We have audited Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cytori Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cytori Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytori Therapeutics, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 11, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Diego, California
March 11, 2011

CYTORI THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$52,668,000	$12,854,000
Accounts receivable, net of reserves of $306,000 and of $751,000 in 2010 and 2009, respectively	2,073,000	1,631,000
Inventories, net	3,378,000	2,589,000
Other current assets	834,000	1,024,000

Total current assets	58,953,000	18,098,000

Property and equipment, net	1,684,000	1,314,000
Restricted cash and cash equivalents	350,000	—
Investment in joint venture	459,000	280,000
Other assets	566,000	500,000
Intangibles, net	413,000	635,000
Goodwill	3,922,000	3,922,000

Total assets	$66,347,000	$24,749,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,770,000	$5,478,000
Current portion of long-term obligations	6,453,000	2,705,000

Total current liabilities	13,223,000	8,183,000

Deferred revenues, related party	5,512,000	7,634,000
Deferred revenues	4,929,000	2,388,000
Warrant liability	4,987,000	6,272,000
Option liability	1,170,000	1,140,000
Long-term deferred rent	398,000	—
Long-term obligations, net of discount, less current portion	13,255,000	2,790,000

Total liabilities	43,474,000	28,407,000

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2010 and 2009	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 51,955,265 and 40,039,259 shares issued and 51,955,265 and 40,039,259 shares outstanding in 2010 and 2009, respectively	52,000	40,000
Additional paid-in capital	232,819,000	178,806,000
Accumulated deficit	(209,998,000)	(182,504,000)

Total stockholders’ equity (deficit)	22,873,000	(3,658,000)

Total liabilities and stockholders’ equity (deficit)	$66,347,000	$24,749,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2010	2009	2008
Product revenues:
Related party	$590,000	$591,000	$28,000
Third party	7,664,000	5,246,000	4,500,000
	8,254,000	5,837,000	4,528,000

Cost of product revenues	3,908,000	3,394,000	1,854,000

Gross profit	4,346,000	2,443,000	2,674,000

Development revenues:
Development, related party	2,122,000	8,840,000	774,000
Other, related party	—	—	1,500,000
Research grants and other	251,000	53,000	51,000

	2,373,000	8,893,000	2,325,000
Operating expenses:
Research and development	9,687,000	12,231,000	17,371,000
Sales and marketing	11,040,000	6,583,000	4,602,000
General and administrative	12,570,000	10,415,000	11,727,000
Change in fair value of warrants	(1,285,000)	4,574,000	—
Change in fair value of option liability	30,000	(920,000)	1,060,000

Total operating expenses	32,042,000	32,883,000	34,760,000

Operating loss	(25,323,000)	(21,547,000)	(29,761,000)

Other income (expense):
Interest income	9,000	20,000	230,000
Interest expense	(2,052,000)	(1,427,000)	(420,000)
Other income (expense), net	23,000	(218,000)	(40,000)
Equity loss from investment in joint venture	(151,000)	(44,000)	(45,000)

Total other income (expense)	(2,171,000)	(1,669,000)	(275,000)

Net loss	(27,494,000)	(23,216,000)	(30,036,000)

Basic and diluted net loss per common share	$(0.60)	$(0.65)	$(1.12)

Basic and diluted weighted average common shares	45,947,966	35,939,260	26,882,431

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

							Accumulated	Amount due
			Additional				Other	From
	Common Stock		Paid-in	Accumulated	Treasury Stock		Comprehensive	Exercises of
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Stock Options	Total
Balance at December 31, 2007	25,962,222	$26,000	$129,504,000	$(132,132,000)	1,872,834	$(6,794,000)	$—	$(4,000)	$(9,400,000)
Stock-based compensation expense	—	—	2,257,000	—	—	—	—	—	2,257,000
Issuance of common stock under stock option plan	388,536	—	790,000	—	—	—	—	—	790,000
Sale of common stock	4,825,517	5,000	28,099,000	—	—	—	—	—	28,104,000
Amount due from exercises of stock options	—	—	—	—	—	—	—	4,000	4,000
Allocation of fair value for debt-related warrants	—	—	564,000	—	—	—	—	—	564,000
Net loss for the year ended December 31, 2008	—	—	—	(30,036,000)	—	—	—	—	(30,036,000)
Balance at December 31, 2008	31,176,275	31,000	161,214,000	(162,168,000)	1,872,834	(6,794,000)	—	—	(7,717,000)
Cumulative effect of change in accounting for certain warrants	—	—	(4,578,000)	2,880,000	—	—	—	—	(1,698,000)
Stock-based compensation expense	—	—	2,649,000	—	—	—	—	—	2,649,000
Issuance of common stock under stock option plan	203,707	—	410,000	—	—	—	—	—	410,000
Issuance of common stock under stock warrant agreement	46,154		121,000	—	—	—	—	—	121,000
Sale of common stock	8,613,123,	9,000	21,851,000	—	—	—	—	—	21,860,000
Sale of treasury stock	—	—	(2,861,000)	—	(1,872,834)	6,794,000	—	—	3,933,000
Net loss for the year ended December 31, 2009	—	—	—	(23,216,000)	—	—	—	—	(23,216,000)
Balance at December 31, 2009	40,039,259	40,000	178,806,000	(182,504,000)	—	—	—	—	(3,658,000)
Stock-based compensation expense	—	—	3,055,000	—	—	—	—	—	3,055,000
Issuance of common stock under stock option plan	378,705	—	1,393,000	—	—	—	—	—	1,393,000
Issuance of common stock under stock warrant agreement	2,208,730	2,000	5,733,000	—	—	—	—	—	5,735,000
Sale of common stock	9,328,571	10,000	43,553,000	—	—	—	—	—	43,563,000
Allocation of fair value for debt-related warrants	—	—	279,000	—	—	—	—	—	279,000
Net loss for the year ended December 31, 2010	—	—	—	(27,494,000)	—	—	—	—	(27,494,000)
Balance at December 31, 2010	51,955,265	$52,000	$232,819,000	$(209,998,000)	—	$—	$—	$—	$22,873,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(27,494,000)	$(23,216,000)	$(30,036,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	931,000	1,681,000	1,533,000
Amortization of deferred financing costs and debt discount	703,000	709,000	178,000
Warranty provision (reversal)	—	(23,000)	(44,000)
Increase (reduction) in allowance for doubtful accounts	460,000	663,000	121,000
Change in fair value of warrants	(1,285,000)	4,574,000	—
Change in fair value of option liability	30,000	(920,000)	1,060,000
Stock-based compensation	3,055,000	2,649,000	2,257,000
Equity loss from investment in joint venture	151,000	44,000	45,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(902,000)	(986,000)	(1,420,000)
Inventories	(777,000)	(446,000)	(2,143,000)
Other current assets	36,000	41,000	(147,000)
Other assets	(110,000)	75,000	(63,000)
Accounts payable and accrued expenses	811,000	413,000	(2,217,000)
Deferred revenues, related party	(2,122,000)	(8,840,000)	(2,274,000)
Deferred revenues	2,541,000	(57,000)	66,000
Long-term deferred rent	398,000	(168,000)	(305,000)

Net cash used in operating activities	(23,574,000)	(23,807,000)	(33,389,000)

Cash flows from investing activities:
Proceeds from the sale and maturity of short-term investments	—	—	5,739,000
Purchases of short-term investments	—	—	(5,739,000)
Purchases of property and equipment	(610,000)	(221,000)	(393,000)
Cash invested in restricted cash	(350,000)	—	—
Investment in joint venture	(330,000)	—	—

Net cash used in investing activities	(1,290,000)	(221,000)	(393,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(5,454,000)	(2,053,000)	(958,000)
Proceeds from long-term obligations	20,000,000	—	7,500,000
Debt issuance costs and loan fees	(559,000)	—	(513,000)
Proceeds from exercise of employee stock options and warrants	7,128,000	531,000	795,000
Proceeds from sale of common stock	45,486,000	23,196,000	28,954,000
Costs from sale of common stock	(1,923,000)	(1,336,000)	(850,000)
Proceeds from sale of treasury stock	—	3,933,000	—

Net cash provided by financing activities	64,678,000	24,271,000	34,928,000

Net increase in cash and cash equivalents	39,814,000	243,000	1,146,000

Cash and cash equivalents at beginning of year	12,854,000	12,611,000	11,465,000

Cash and cash equivalents at end of year	$52,668,000	$12,854,000	$12,611,000

	For the Years Ended December 31,
	2010	2009	2008

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,226,000	$739,000	$180,000
Final payment fee on long-term debt	205,000	—	—

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid-in capital	$279,000	$—	$564,000
Additions to fixed assets included in accounts payable and accrued expenses	481,000	—	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	Organization and Operations

The Company

Cytori is an emerging leader in regenerative medicine, providing patients and physicians around the world with medical technologies that harness the potential of adult regenerative cells from adipose tissue. The Celution® System family of medical devices and instruments is being sold into the European and Asian cosmetic and reconstructive surgery markets but is not yet available in the United States. Our StemSource® product line is sold globally for cell banking and research applications.  Additionally, we began selling our PureGraft™ System in US and Europe during 2010.

Our Thin Film product line will be marketed exclusively in Japan by Senko Medical Trading Co. (“Senko”) following regulatory approval of the product in Japan.

We have four subsidiaries located in Japan, Italy, Switzerland and India that have been established primarily to support our sales and marketing activities in these regions.

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

Capital Availability

We incurred net losses of $27,494,000, $23,216,000 and  $30,036,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  We have an accumulated deficit of $209,998,000 as of December 31, 2010.  Additionally, we have used net cash of $23,574,000, $23,807,000 and  $33,389,000 to fund our operating activities for years ended December 31, 2010, 2009 and 2008, respectively.  To date, these operating losses have been funded primarily from outside sources of invested capital.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, valuing our put option arrangement with Olympus Corporation (Put option) (see notes 3 and 4), valuing warrants, determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, assessing how to report our investment in Olympus-Cytori, Inc., and valuing allowance for doubtful accounts and inventories.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments with original maturities of three months or less that were included with and classified as cash and cash equivalents totaled $39,807,000 and 10,780,000 as of December 31, 2010 and 2009, respectively.  We maintain our cash at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC limits.

Short-term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of December 31, 2010 and 2009.

Proceeds from sales and maturity of short term investments for the year ended December 31, 2008 were $5,739,000. There were no gross realized losses for such sales for the year ended December 31, 2008.  There were no proceeds from sales and maturity of short term investments for the years ended December 31, 2010 and 2009.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

We are required to test goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We completed this testing as of November 30, 2010, and concluded that no impairment existed.

Intangibles, consisting of patents and core technology purchased in the acquisition of StemSource, Inc. in 2002, are being amortized on a straight-line basis over their expected lives of ten years.

The changes in the carrying amounts of other indefinite and finite-life intangible assets and goodwill for the years ended December 31, 2010 and 2009 are as follows:

December 31, 2010
Other intangibles, net:
Beginning balance	$635,000
Amortization	(222,000)
Ending balance	413,000

Goodwill, net:
Beginning balance	3,922,000
Disposal of assets	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$4,335,000

Cumulative amortization of other intangible assets	$1,803,000

December 31, 2009
Other intangibles, net:
Beginning balance	$857,000
Amortization	(222,000)
Ending balance	635,000

Goodwill, net:
Beginning balance	3,922,000
Disposal of assets	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$4,557,000

Cumulative amortization of other intangible assets	$1,581,000

As of December 31, 2010, future estimated amortization expense for these other intangible assets is expected to be as follows:

2011	$222,000
2012	191,000
$413,000

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

The cumulative effect of the adoption is to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued.  As a result on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. The fair value of these warrants increased to $6.3 million as of December 31, 2009, which resulted in a $4.6 million loss from the change in fair value of warrants for the year ended December 31, 2009.  The fair value of these warrants was $5.0 million as of December 31, 2010, which resulted in a $1.3 million gain from the change in fair value of warrants for the year ended December 31, 2010.

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

	As of December 31, 2010	As of December 31, 2009
Expected term	2.61 years	3.61 years
Common stock market price	$5.19	$6.10
Risk-free interest rate	0.82%	1.70%
Expected volatility	86.03%	76.16%
Resulting fair value (per warrant)	$2.50	$3.28

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the warrants.

Revenue Recognition

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.  Revenue for these product sales is recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue.  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our product.

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

Concentration of Significant Customers

Our Asia-Pacific and North America region sales accounted for 79% of our product revenue recognized for the year ended December 31, 2010.  Additionally, two customers accounted for 26% of total outstanding accounts receivable as of December 31, 2010.

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

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the NIH.  Revenue earned under development agreements is classified as either research grant or development revenues depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded as research grant and other within development revenues.  Research grant revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our consolidated statements of operations.  Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our consolidated statements of operations.

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and, as a result, the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture, including product development activities and regulatory efforts to support the commercialization of the Joint Venture products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the Joint Venture.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the Joint Venture when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the Joint Venture.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $2,122,000, $8,840,000 and $774,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  All related development costs are expensed as incurred and are included in research and development expense on the consolidated statement of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones.  There was no development revenue recognized during the year ended December 31, 2010, 2009 and 2008.

Warranty

For the bioresorbable spine and orthopedic products, which we sold to Kensey Nash in 2007, we provided a limited warranty under our agreements with our customers for products that fail to comply with product specifications. We had previously recorded a reserve for estimated costs we may incur under our warranty program, and as of December 31, 2010 and 2009, we no longer have a warranty accrual as the maximum period of time any warranty claim could occur has lapsed.

Beginning in March 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market.  In September 2008, we completed installation of our first StemSource® Cell Bank.  We are selling medical device equipment for use with humans, which is subjected to exhaustive and highly controlled specification compliance and fitness testing and validation procedures before it can be approved for sale to help ensure that the products will be free of defects.  We believe that the rigorous nature of the testing and compliance efforts serves to minimize the likelihood of defects in material or workmanship such that recognition of a warranty obligation is not justified at this time. Accordingly, we have not recorded a warranty reserve for our Celution® 800/CRS System and StemSource® Cell Bank product line during the years ended December 31, 2010, 2009 and 2008.

The following summarizes the movements in our warranty obligations, which is included in accounts payable and accrued expenses, at December 31, 2009 and 2008:

	As of January 1	Deductions to expenses	Claims	As of December 31
2009:
Warranty obligations	$23,000	$(23,000)	$—	$—
2008:
Warranty obligations	$67,000	$(44,000)	$—	$23,000

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

Expenditures related to the Joint Venture with Olympus include costs that are necessary to support the commercialization of future generation devices based on our Celution® System platform. These development activities, which began in November 2005, include performing pre-clinical and clinical trials, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets. For the years ended December 31, 2010, 2009 and 2008, costs associated with the development of the device were $2,221,000, $2,713,000 and $2,546,000, respectively.

Our agreement with the NIH entitled us to qualifying expenditures of up to $250,000 related to research on Adipose Tissue-Derived Cells for Vascular Cell Therapy, which expired in August 2009.   We incurred $49,000 of direct expenses for the year ended December 31, 2009. There were no comparable expenditures in 2008 as our work under this NIH agreement began in 2009.

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

Segment Information

In the past, we reported our financial results based on two distinct operating segments – (a) Regenerative cell technology and (b) MacroPore Biosurgery.

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

Our MacroPore Biosurgery unit developed Thin Film bioresorbable implants for sale in Japan through Senko Medical Trading Company (“Senko”), which has exclusive distribution rights to these products in Japan.  Also, until after the second quarter of 2007, the MacroPore Biosurgery segment manufactured and distributed the HYDROSORBTM family of spine and orthopedic implants.  During the second half of 2007, we had minimal activity in the MacroPore Biosurgery operating segment as a result of sale in May 2007 to Kensey Nash of the intellectual property rights and tangible assets related to the spine and orthopedic bioresorbable implant product line.

As a result, for the years ended December 31, 2010, 2009, and 2008, all of our financial results relate to the regenerative cell technology segment.

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the years ended December 31, 2010, 2009 and 2008, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 18,926,093, 20,123,889, and 9,393,574 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

In April 2010, the FASB issued additional guidance for revenue recognition to provide criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize as revenue, in its entirety, consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance for milestone method of revenue recognition is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We do not expect adoption of this guidance to have a material effect on our consolidated financial statements.

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

The $11,000,000 in total proceeds we received in the second quarter of 2005 exceeded the sum of (i) the market value of our stock as well as (ii) the fair value of the option at the time we entered into the share purchase agreement.  The $7,811,000 difference between the proceeds received and the fair values of our common stock and option liability is recorded as a component of deferred revenues, related party in the accompanying consolidated balance sheets.  This difference was recorded as deferred revenue since, conceptually, the excess proceeds represent a prepayment for future contributions and obligations of Cytori for the benefit of the Joint Venture (see below), rather than an additional equity investment in Cytori.  The recognition of this deferred amount is based on achievement of related milestones, under a proportional performance methodology.  As such revenues are recognized, deferred revenue is reduced (see note 2 – Revenue Recognition).

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

As of December 31, 2010, Olympus holds approximately 7.72% (unaudited) of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

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

We have determined that the Joint Venture is a variable interest entity (VIE), but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can have significant influence over the Joint Venture’s operations.  At December 31, 2010, the carrying value of our investment in the Joint Venture is $459,000.

We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We contributed $330,000 during 2010.  The Company made no contributions during 2009 and 2008.

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

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000.  At December 31, 2010 and 2009, the fair value of the Put was $1,170,000 and $1,140,000, respectively.  Fluctuations in the Put value are recorded in the consolidated statements of operations as a component of change in fair value of option liabilities. The fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	December 31, 2010	December 31, 2009	November 4, 2005

Expected volatility of Cytori	73.00%	72.00%	63.20%
Expected volatility of the Joint Venture	73.00%	72.00%	69.10%
Bankruptcy recovery rate for Cytori	28.00%	19.00%	21.00%
Bankruptcy threshold for Cytori	$5,842,000	$11,308,000	$10,780,000
Probability of a change of control event for Cytori	3.43%	2.95%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	3.30%	3.85%	4.66%

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

As part of the various agreements with Olympus, we will be required, following commercialization of the Joint Venture’s Celution® System or Systems, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period.  Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports.  Since we can effectively control the number of devices we will agree to purchase and because no commercial devices have yet been developed to trigger the forecast requirement, we estimate that the fair value of this guarantee is de minimis as of December 31, 2010.

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture.  This Royalty Agreement provides us the ability to commercialize the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement enables Cytori to manufacture the Cytori systems, including Celution® 800/CRS, until such time as the Joint Venture’s products are commercially available, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.  During the years ended December 31, 2010, 2009 and 2008, in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, we incurred approximately $253,000, $242,000 and $157,000, respectively, in royalty cost related to our agreement with the Joint Venture.  This cost is included as a component of cost of product revenues in our consolidated statements of operations.

During the fourth quarter of 2010, partial development was completed on the Joint Venture’s Celution® System to be used for research purposes only.  Although not yet available for commercial sale, the Joint Venture sold systems to Cytori (see product revenue and cost of product revenue below) for use in an upcoming clinical trial.

Deferred revenues, related party

As of December 31, 2010, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for contributions and obligations that we have agreed to on behalf of Olympus and the Joint Venture (less any amounts that we have recognized as revenues in accordance with our revenue recognition policies set out in note 2).  These contributions include product development, regulatory approvals, and generally associated pre-clinical and clinical trials to support the commercialization of the Celution® System platform.  Our obligations also include maintaining the exclusive and perpetual license to our device technology, including the Celution® System platform and certain related intellectual property.

Condensed financial information for the Joint Venture

A summary of the unaudited condensed financial information for the Joint Venture as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 and reconciliation of net income (loss) of the joint venture to Cytori’s equity loss from investment in joint venture is as follows:

	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
Balance Sheets
Assets:
Cash	$183,000	$738,000
Amounts due from related party	632,000	42,000
Prepaid insurance	16,000	9,000
Computer equipment and software, net	995,000	9,000
Total assets	$1,826,000	$798,000

Liabilities and Stockholders’ Equity:
Accrued expenses	$77,000	$54,000
Amounts due to related party	509,000	18,000
Stockholders’ equity	1,240,000	726,000
Total liabilities and stockholders’ equity	$1,826,000	$798,000

	Years ended December 31,
	2010	2009	2008
Statements of Operations	(Unaudited)	(Unaudited)	(Unaudited)

Product revenue	$458,000	$—		$—

Cost of product revenue	458,000	—		—

Gross profit	—	—		—

Royalty revenue	253,000	242,000		157,000

Operating expenses:
Research and development	144,000	—		—
General and administrative:
Accounting and other corporate services	88,000	75,000		75,000
Quality system services	135,000	63,000		64,000
Other	33,000	26,000		24,000
Operating expenses	400,000	164,000		163,000
Operating income (loss)	(147,000)	78,000		(6,000)
Other income (expense):
Interest income	1,000	1,000		5,000
Net income (loss)	$(146,000)	$79,000	$	(1,000)

Reconciliation of net income (loss) to equity loss from investment in joint venture
Net income (loss)	$(146,000)	$79,000	$	(1,000)
Intercompany eliminations	156,000	167,000		88,000
Net loss after intercompany eliminations	(302,000)	(88,000)		(89,000)
Cytori’s percentage of interest in joint venture	50%	50%		50%
Cytori’s equity loss from investment in joint venture	$(151,000)	$(44,000)		$(45,000)

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

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,807,000	$39,807,000	$—	$—

Liabilities:
Put option liability	$(1,170,000)	$—	$—	$(1,170,000)
Warrant liability	$(4,987,000)	$—	$(4,987,000)	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,780,000	$10,780,000	$—	$—

Liabilities:
Put option liability	$(1,140,000)	$—	$—	$(1,140,000)
Warrant liability	$(6,272,000)	$—	$(6,272,000)	$—

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds, and therefore, these are classified in Level 1 of the fair value hierarchy.

We value our put option liability (see note 3) using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation). Assumptions are made with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate.  Because some of the inputs to our valuation model are either non-observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

	Year ended	Year ended
Put option liability	December 31, 2010	December 31, 2009

Beginning balance	$(1,140,000)	$(2,060,000)
Decrease (increase) in fair value recognized in operating expenses	(30,000)	920,000
Ending balance	$(1,170,000)	$(1,140,000)

Common stock purchase warrants issued in connection with our August 2008 private equity placement do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model in which all significant inputs are observable in active markets, such as common stock market price, volatility, and risk free rate; therefore the warrant liability is classified as Level 2 in the fair value hierarchy.  See note 2 for further discussion of fair value for these warrants.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated balance sheet as of December 31, 2010.

5.      Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at December 31, 2010 and 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At December 31, 2010 and 2009, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	December 31, 2010		December 31, 2009

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$19,782,000	$19,679,000	$5,508,000	$5,460,000

Carrying value includes $1,321,000 and $366,000 of debt discount as of December 31, 2010 and 2009, respectively.

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

All of our goodwill is associated with regenerative cell technology, and we determine the fair value based on a combination of inputs including the market capitalization of the company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the year ended December 31, 2010. Historically, the fair value has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows using market place participant assumptions. No triggering events occurred during the year ended December 31, 2010.

6.      Thin Film Japan Distribution Agreement

The Company has entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan and are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  Specifically, the license covers Thin Film products with the following indications:

•	Anti-adhesion,

•	Soft tissue support, and

•	Minimization of the attachment of soft tissues throughout the body.

The Distribution Agreement with Senko commences upon “commercialization.”  Essentially, commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  As of December 31, 2010 commercialization has not yet occurred.  Following commercialization, the Distribution Agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.

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

At the inception of this arrangement, we received a $1,500,000 license fee which was recorded as deferred revenues in 2004.  We have also received $1,250,000 in milestone payments from Senko.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. We recognized no development revenue recognized during the years ended December 31, 2010, 2009 and 2008 under this agreement.

7.      Composition of Certain Financial Statement Captions

Inventories, net

As of December 31, 2010 and 2009, inventories, net, were comprised of the following:

	December 31,
	2010	2009

Raw materials	$2,311,000	$1,763,000
Work in process	410,000	387,000
Finished goods	657,000	439,000
	$3,378,000	$2,589,000

Other Current Assets

As of December 31, 2010 and 2009, other current assets were comprised of the following:

	December 31,
	2010	2009

Prepaid insurance	$230,000	$288,000
Prepaid other	477,000	350,000
Capitalized debt issuance costs, current	—	153,000
Other receivables	127,000	233,000
	$834,000	$1,024,000

Property and Equipment, net

As of December 31, 2010 and 2009, property and equipment, net, were comprised of the following:

	December 31,
	2010	2009

Manufacturing and development equipment	$4,035,000	$3,080,000
Office and computer equipment	2,137,000	2,049,000
Leasehold improvements	3,125,000	3,125,000
	9,297,000	8,254,000
Less accumulated depreciation and amortization	(7,613,000)	(6,940,000)
	$1,684,000	$1,314,000

Accounts Payable and Accrued Expenses

As of December 31, 2010 and 2009, accounts payable and accrued expenses were comprised of the following:

	December 31,
	2010	2009

Accrued legal fees	$646,000	$476,000
Accrued R&D studies	1,227,000	1,184,000
Accounts payable	601,000	1,145,000
Accrued vacation	760,000	716,000
Accrued bonus	1,045,000	974,000
Accrued expenses	2,077,000	579,000
Deferred rent	17,000	168,000
Accrued accounting fees	135,000	125,000
Accrued payroll	262,000	111,000
	$6,770,000	$5,478,000

8.      Commitments and Contingencies

We have contractual obligations to make payments on leases of office, manufacturing, and corporate housing space as follows:

Years Ending December 31,	Operating Leases

2011	$1,778,000
2012	1,506,000
2013	1,371,000
2014	1,385,000
2015	1,172,000
Total	$7,212,000

Rent expense, which includes common area maintenance, for the years ended December 31, 2010, 2009 and 2008 was $2,186,000, $2,198,000 and $2,015,000, respectively.

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, enrolling patients, recruiting patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of December 31, 2010, we have pre-clinical research study obligations of $148,000 (all of which are expected to be complete within a year) and clinical research study obligations of $19,100,000 ($5,200,000 of which are expected to be complete within a year).  Should the timing of the pre-clinical and clinical trials change, the timing of the payment of these obligations would also change.

During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of December 31, 2010, we have minimum purchase obligations of $1,307,000, which are expected to be paid within a year.

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

Refer to note 6 for a discussion of our commitments and contingencies related to our arrangements with Senko.

Refer to note 9 for a discussion of our commitments and contingencies related to our long-term obligations.

9.	Long-term Obligations

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

We accounted for this amendment to the Original Term Loan as debt modification since the terms of the amended Term Loan and the Original Term Loan were not substantially different and as present value of cash flows of the modified instrument (using a net method of comparing the present value of cash flows related to the lowest common principal balance between the old and the new loans) was within 10% of the original debt instrument.  Accordingly, the fees associated with the amended Term Loan of $354,000 and the existing unamortized debt discount from the Original Term Loan of $242,000 will be amortized as an adjustment of interest expense over the remaining term of the Term Loan using the effective interest method.

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the relative fair value of the warrants as a discount of $279,000 over the term of the loan using the effective interest method, with an effective interest rate of 14.78%. If the maturity of the debt is accelerated due to an event of default, then the amortization would be accelerated. The Term Loan is collateralized by the tangible assets of the company, and we were in compliance with our financial and non-financial covenants as of December 31, 2010.

Additional details relating to the above term loan that is outstanding as of December 31, 2010, are presented in the following table:

Origination Date	Original Loan Amount	Interest Rate	Current Monthly Payment*	Term	Remaining Principal (Face Value)
June 2010	$20,000,000	9.87%	$170,000	37 Months	$20,000,000
________________________________________
*           Current monthly payment is interest only

As of December 31, 2010, the future contractual principal and final fee payments on all of our debt obligations are as follows:

Years Ending December 31,

2011	$6,667,000
2012	8,889,000
2013	5,444,000
Total	$21,000,000

Reconciliation of Face Value to Book Value as of December 31, 2010

Total debt and lease obligations, including final payment fee (Face Value)	$21,029,000
Less: Debt discount	(1,321,000)
Total:	19,708,000
Less: Current portion	(6,453,000)
Long-term obligation	$13,255,000

Our interest expense for the years ended December 31, 2010, 2009 and 2008 (most of which related to the loan entered into June 2010 and October 2008 and promissory notes issued in connection with our Amended Master Security Agreement, which was fully repaid in 2008) was $2,052,000, $1,427,000 and $420,000, respectively.  For the years ended December 31, 2010, 2009 and 2008, interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $706,000, $709,000 and $178,000, respectively, related to the amortization of the debt discount and capitalized loan fees.

10.	Income Taxes

Due to our net losses for the years ended December 31, 2010, 2009 and 2008, and since we have recorded a full valuation allowance against deferred tax assets, there was no provision or benefit for income taxes recorded. There were no components of current or deferred federal or state income tax provisions for the years ended December 31, 2010, 2009, and 2008.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
Income tax expense (benefit) at federal statutory rate	(34.00	) %	(34.00	) %	(34.00	) %
Income tax expense (benefit) at state statutory rate	(2.62	) %	(2.61	) %	(5.21	) %
Mark to market permanent adjustment	(1.71	) %	7.21%		—%
Change in federal valuation allowance	40.47%		8.16%		38.38%
Change in State Rate	0.00%		24.55%		2.89%
Deferred revenue	(2.82	) %	(0.28	) %	0.00%
Other, net	0.68%		(3.03	) %	(2.06	) %
	0.00%		0.00%		0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Allowances and reserves	$217,000	$305,000
Accrued expenses	540,000	379,000
Deferred revenue	3,164,000	2,234,000
Stock based compensation	3,860,000	3,080,000
Net operating loss carryforwards	61,398,000	52,295,000
Income tax credit carryforwards	5,242,000	5,032,000
Property and equipment, principally due to differences in depreciation	821,000	856,000
	75,242,000	64,181,000
Valuation allowance	(74,994,000)	(63,859,000)

Total deferred tax assets, net of allowance	248,000	322,000

Deferred tax liabilities:
Intangibles	(151,000)	(233,000)
Capitalized Assets and other	(97,000)	(89,000)

Total deferred tax liability	(248,000)	(322,000)

Net deferred tax assets (liability)	$—	$—

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a valuation allowance of $74,994,000 as of December 31, 2010 to reflect the estimated amount of deferred tax assets that may not be realized. We increased our valuation allowance by approximately $11,133,000 during the year ended December 31, 2010. The valuation allowance includes approximately $579,000 related to stock option deductions, the benefit of which, if realized, will eventually be credited to equity and not to income.

At December 31, 2010, we had federal and state tax loss carryforwards of approximately $163,320,000 and $123,275,000 respectively.  The federal and state net operating loss carryforwards begin to expire in 2019 and 2011 respectively, if unused.  At December 31, 2010, we had federal and state tax credit carryforwards of approximately $3,803,000 and $3,691,000 respectively.  The federal credits will begin to expire in 2017, if unused, and $97,000 of the state credits will begin to expire in 2011 if unused.  The remaining state credits carry forward indefinitely.  In addition, we had a foreign tax loss carryforward of $8,636,000 in Japan, $733,000 in Italy, $187,000 in Switzerland, and $13,000 in India.

The Internal Revenue Code limits the future availability of net operating loss and tax credit carryforwards that arose prior to certain cumulative changes in a corporation’s ownership resulting in a change of our control.  We have completed an ownership change analysis pursuant to IRC Section 382 through April 17, 2007.  We do not have any ownership change limitations based on this study.  We are in the process of updating this analysis through December 31, 2010.

We recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits.  At December 31, 2010, deferred tax assets do not include $1,136,000 of excess tax benefits from stock-based compensation.

We changed our accounting method of accounting for uncertain tax positions on January 1, 2007.  We had no unrecognized tax benefits as of the date of adoption.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Unrecognized Tax Benefits – Beginning	$1,115,000	$952,000	$716,000
Gross increases – tax positions in prior period	—	4,000	—
Gross decreases – tax positions in prior period	(49,000)	—	—
Gross increase – current-period tax positions	100,000	159,000	236,000
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized Tax Benefits – Ending	$1,166,000	$1,115,000	$952,000

None of the amount included in our liability for uncertain tax benefits if recognized would affect the Company’s effective tax rate, since it would be offset by an equal reduction in the deferred tax asset valuation allowance.  The Company’s deferred tax assets are fully reserved.

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses as of December 31, 2010.

The Company’s material tax jurisdictions are United States and California.  The Company is currently not under examination by the Internal Revenue Service or any other taxing authority.

The Company’s tax years for 1999 and forward can be subject to examination by the United States and California tax authorities due to the carryforward of net operating losses and research development credits.

The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

11.	Employee Benefit Plan

We implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. We may make discretionary annual contributions to the Plan, which is allocated to the profit sharing accounts based on the number of years of employee service and compensation. At the sole discretion of the Board of Directors, we may also match the participants’ contributions to the Plan. We made no discretionary or matching contributions to the Plan in 2010, 2009 and 2008.

12.	Stockholders’ Equity (Deficit)

Preferred Stock

We have authorized 5,000,000 shares of $.001 par value preferred stock, with no shares outstanding as of December 31, 2010 and 2009. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.

Common Stock

On February 8, 2008, we agreed to sell 2,000,000 shares of unregistered common stock to Green Hospital Supply, Inc., a related party, for $12,000,000 cash, or $6.00 per share in a private stock placement.  On February 29, 2008, we closed the first half of the private placement with Green Hospital Supply, Inc. and received $6,000,000.  We closed the second half of the private placement on April 30, 2008 and received the second payment of $6,000,000. As of December 31, 2010, Green Hospital Supply, Inc., a related party, holds approximately 5.77% (unaudited) of our issued and outstanding shares.

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

On March 10, 2009, we raised approximately $10,000,000 in gross proceeds from sale to institutional investors of a total of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock at a purchase price of $2.10 per unit, with each unit consisting of one (1) share and one and four-tenths (1.4) warrants.  The warrants will not be exercisable until six months after the date of issuance and will expire five years after the date the warrants are first exercisable. The warrants will have an exercise price of $2.59 per share, which was the consolidated closing bid price of the Company's common stock on March 9, 2009, as reported by NASDAQ. The shares and the warrants are immediately separable and will be issued separately.  We have accounted for the warrants as a component of stockholders’ deficit.  The warrants must be settled through a cash exercise whereby the warrant holder exchanges cash for shares of Cytori common stock, unless the exercise occurs when the related registration statement is not effective, in which case the warrantholder can only exercise through the cashless exercise feature of the warrant agreement.

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

Additionally, on June 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement required us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions.  Upon completions of our scheduled closings pursuant to the agreement with Seaside 88, LP in June 2010, we raised approximately $30,172,000 in aggregate gross proceeds from this transaction from the sale of 7,150,000 shares of our common stock between June 2009 and June 2010, of which $17,314,000 in gross proceeds from the sale of 3,300,000 shares was raised during 2010.  We have accounted for each of the completed closings as a component of stockholders’ deficit.

In October 2010, we entered into an underwriting agreement with Jefferies & Company, relating to the issuance and sale of 4,600,000 shares of our common stock.  This price to the public in this offering was $4.50 per share and the underwriter has agreed to purchase the shares from us at a price of $4.23 per share.  The transaction was completed on October 13, 2010 raising approximately $20,700,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

On December 13, 2010 we raised $10,000,000 in gross proceeds from a sale of 1,428,571 shares of unregistered common stock to Astellas Pharma Inc. for $7.00 per share in a private stock placement.  Pursuant to the terms of the purchase agreement, we granted Astellas Pharma Inc. a two year right of first refusal to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions. In addition, we have agreed to use reasonable efforts to file a registration statement with the Securities and Exchange Commission to register the shares of common stock for resale upon the request of Astellas Pharma Inc.  We also granted Astellas Pharma Inc. a non-voting observer seat on our Board of Directors and the right to designate a representative member to our Scientific Advisory Board.  The $10,000,000 in total proceeds we received exceeded the market value of our stock at the completion of the purchase agreement.  The $2,526,000 difference between the proceeds received and the fair market values of our common stock is recorded as a component of deferred revenues in the accompanying balance sheet.  This difference was recorded as deferred revenue since, conceptually, the excess proceeds represent a value paid by Astellas Pharma Inc. attributable to the scientific advisory board seat, the non-voting observer seat on our Board of Directors, and the two year right of first refusal  to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions, rather than an additional equity investment in Cytori.  The recognition of this deferred amount is expected to occur upon the earlier of the expiration of the two year period or the termination of the agreement.

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, our closings with Seaside 88, LP through June 7, 2010, our October 2010 offering of 4,600,000 shares of our common stock and our December 2010 sale of 1,428,571 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of December 31, 2010, the common stock warrants issued on August 11, 2008 are currently exercisable for 1,994,758 shares of our common stock at an exercise price of $6.02 per share.

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

14.	Stock-based Compensation

During 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock through non-qualified stock options, stock appreciation rights, restricted stock units, or restricted stock and cash awards.  The 2004 Plan initially provides for issuance of 3,000,000 shares of our common stock, which number may be cumulatively increased (subject to Board discretion) on an annual basis beginning January 1, 2005, which annual increase shall not exceed 2% of our then outstanding stock.  As of December 31, 2010, there are 1,305,400 securities remaining and available for future issuances under 2004 Plan, which is exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

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

Generally, awards issued under the 2004 Plan or the 1997 Plan are subject to four-year vesting, and have a contractual term of 10 years.  Most awards contain one of the following two vesting provisions:

•	12/48 of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or

•	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the year ended December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2010	6,263,876	$4.84
Granted	1,388,269	$6.30
Exercised	(378,705)	$3.68
Expired	(155,573)	$5.73
Cancelled/forfeited	(26,909)	$5.78
Balance as of December 31, 2010	7,090,958	$5.16

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2010	7,090,958	$5.16	5.59	$4,836,757
Vested and expected to vest at December 31, 2010	6,994,339	$5.16	5.55	$4,789,685
Exercisable at December 31, 2010	5,286,207	$5.03	4.53	$3,911,054

The following table summarizes information about options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Number of Shares	Weighted Average Exercise Price

Less than $2.00	65,269	$0.69	9.1	29,686	$0.63
$2.00 – 3.99	1,397,064	$3.07	4.7	1,117,037	$3.08
$4.00 – 5.99	3,219,000	$4.75	5.3	2,677,941	$4.72
$6.00 – 7.99	2,145,125	$6.80	6.4	1,236,824	$6.86
$8.00 – 9.99	214,500	$8.68	5.2	199,719	$8.67
More than $10.00	50,000	$10.00	8.6	25,000	$10.00
	7,090,958			5,286,207

The total intrinsic value of stock options exercised was $1,529,000, $682,000 and $1,849,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The fair value of each option awarded during the year ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	Years ended December 31,
	2010	2009	2008
Expected term	5 years	5 years	5 years
Risk-free interest rate	2.22%	1.94%	2.83%
Volatility	72.81%	66.80%	59.62%
Dividends	—	—	—
Resulting weighted average grant date fair value	$4.02	$2.34	$2.77

We calculated the expected term of our stock options based on our historical data.  The expected term is calculated for and applied to all employee awards as a single group as we do not expect (nor does historical data suggest) substantially different exercise or post-vesting termination behavior amongst our employee population.  The fair value of each option awarded during the year ended December 31, 2010 was estimated assuming an expected term of 5.0 years.

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

The following summarizes the total compensation cost recognized in the accompanying financial statements:

	Years ended December 31,
	2010	2009	2008

Total compensation cost for share-based payment arrangements recognized in the statement of operations (net of tax of $0)	$3,055,000	$2,649,000	$2,257,000

As of December 31, 2010, the total compensation cost related to non-vested stock options not yet recognized for all of our plans is approximately $5,428,000. These costs are expected to be recognized over a weighted average period of 1.8 years.

Cash received from stock option and warrant exercises for the years ended December 31, 2010, 2009 and 2008 was approximately $7,128,000, $531,000 and $795,000, respectively.  No income tax benefits have been recorded related to the stock option exercises as the benefits have not been realized in our income tax returns.

To settle stock option awards that will be exercised, we will issue new shares of our common stock.  At December 31, 2010, we have an aggregate of 31,209,600 shares authorized and available to satisfy option exercises under our plans.

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

15.      Related Party Transactions

During the year ended December 31, 2010, we recognized $583,000 in product revenues, related party, from our sales transactions through our distribution partner, Green Hospital Supply, Inc.  During first quarter of 2009, we sold StemSource® Cell Bank in Japan through our distribution partner, Green Hospital Supply, Inc. for $600,000. The sale was completed pursuant to our Master Cell Banking and Cryopreservation Agreement, effective August 13, 2007, with Green Hospital Supply, Inc.   No similar sales occurred during the year ended December 31, 2008.  As of December 31, 2010, 2009 and 2008, Green Hospital, Inc. was a beneficial owner of more than five percent of our outstanding shares of common stock.

During the year ended December 31, 2010, 2009 and 2008, we incurred approximately $253,000, $242,000  and $157,000  in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement with the Olympus -Cytori, Inc. joint venture, respectively.  As of December 31, 2010, 2009 and 2008, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.

Additionally, refer to note 3 for a discussion of related party transactions with Olympus and note 12 for a discussion of related party transactions with Green Hospital Supply, Inc.

16.	Subsequent Events

We have evaluated any events or transactions occurring after December 31, 2010, the balance sheet date, and noted that there have been no such events or transactions which would effect our consolidated financial statements for the year ended December 31, 2010.

17.	Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

	For the three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Product revenues	$2,266,000	$2,091,000	$1,519,000	$2,378,000
Gross profit	1,336,000	1,208,000	599,000	1,203,000
Development revenues	2,143,000	7,000	65,000	158,000
Operating expenses	5,555,000	6,257,000	10,255,000	9,975,000
Other income (expense)	(371,000)	(335,000)	(826,000)	(639,000)
Net loss	$(2,447,000)	$(5,377,000)	$(10,417,000)	$(9,253,000)
Basic and diluted net loss per share	$(0.06)	$(0.12)	$(0.23)	$(0.19)

	For the three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Product revenues	$1,912,000	$1,277,000	$1,386,000	$1,262,000
Gross profit	825,000	501,000	604,000	513,000
Development revenues	8,000	7,264,000	5,000	1,616,000
Operating expenses	6,437,000	8,194,000	7,028,000	11,224,000
Other income (expense)	(494,000)	(397,000)	(383,000)	(395,000)
Net loss	$(6,098,000)	$(826,000)	$(6,802,000)	$(9,490,000)
Basic and diluted net loss per share	$(0.20)	$(0.02)	$(0.18)	$(0.25)

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the material under the captions “Election of Directors” and “Directors, Executive Officers and Corporate Governance” in our proxy statement for our 2010 annual stockholders’ meeting, which will be filed with the SEC on or before April 30, 2011.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the material under the caption “Executive Compensation” in our proxy statement for our 2010 annual stockholders’ meeting, which will be filed with the SEC on or before April 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our proxy statement for our 2010 annual stockholders’ meeting, which will be filed with the SEC on or before April 30, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the material under the caption “Information Concerning Directors and Executive Officers- Certain Relationships and Related Transactions” in our proxy statement for our 2010 annual stockholders’ meeting, which will be filed with the SEC on or before April 30, 2011.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated herein by reference to the material under the caption “Principal Accountant Fees and Services” in our proxy statement for our 2010 annual stockholders’ meeting, which will be filed with the SEC on or before April 30, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

Reports of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a) (2)               Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, 2009 and 2008
(in thousands of dollars)

	Balance at beginning of year	Additions (A)	Deductions (B)		Other (C)	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2010	$751	$460	$	(1,014)	$109	$306
Year ended December 31, 2009	$122	$663		$(34)	$—	$751
Year ended December 31, 2008	$1	$121		$—	$—	$122

(A)	Includes increases to allowances for doubtful accounts, net of any equipment recovered
(B)	Includes write off of uncollectible accounts receivable, net of any equipment recovered
(C)	Includes collections fees incurred and product sales amounts deferred that do not meet revenue recognition criteria

Table of Contents

(a)(3)           Exhibits

Exhibit Number	Description
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

10.69
Lease Agreement entered into on April 2, 2010, between HCP Callan Rd, LLC. and Cytori Therapeutics, Inc. (filed as Exhibit 10.69 to our Form 10-Q Quarterly Report as filed on May 6, 2010 and incorporated by reference herein).

10.70
Amended and Restated Loan and Security Agreement, dated June 11, 2010, by and among the Company, General Electric Capital Corporation, and the other lenders signatory thereto (filed as Exhibit 10.70 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.71
Promissory Note issued by the Company in favor of General Electric Capital Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.71 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.72
Promissory Note issued by the Company in favor of Oxford Financial Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.72 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.73
Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of GE Capital Equity Investments, Inc., pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.73 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.74
Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of Silicon Valley Bank, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.74 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.75
Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010 (filed as Exhibit 10.75 to our current report on Form 8-K filed on June 17, 2010 and incorporated by reference herein)

10.76
Common Stock Purchase Agreement, dated December 6, 2010, by and among Cytori Therapeutics, Inc. and Astellas Pharma Inc. (filed as Exhibit 10.76 to our current report on Form 8-K filed on December 9, 2010 and incorporated by reference herein)

10.77
Form of Notice and Restricted Stock Award Agreement for grants of performance-based restricted stock awards under the 2004 Equity Incentive Plan (filed as Exhibit 10.1 to our current report on Form 8-K filed on March 4, 2011 and incorporated by reference herein)

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
March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ronald D. Henriksen	Chairman of the Board of Directors	March 11, 2011
Ronald D. Henriksen

/s/ Christopher J. Calhoun	Chief Executive Officer, Vice-Chairman, Director (Principal Executive Officer)	March 11, 2011
Christopher J. Calhoun

/s/ Marc H. Hedrick, MD	President, Director	March 11, 2011
Marc H. Hedrick, MD

/s/ Mark E. Saad	Chief Financial Officer (Principal Financial Officer)	March 11, 2011
Mark E. Saad

/s/ John W. Townsend	Chief Accounting Officer	March 11, 2011
John W. Townsend

/s/ David M. Rickey	Director	March 11, 2011
David M. Rickey

	Director	March 11, 2011
Rick Hawkins

/s/ E. Carmack Holmes, MD	Director	March 11, 2011
E. Carmack Holmes, MD

/s/ Paul W. Hawran	Director	March 11, 2011
Paul W. Hawran

/s/ Lloyd H. Dean	Director	March 11, 2011
Lloyd H. Dean