Form 10-Q
period 2011-03-31
CYTORI THERAPEUTICS, INC.
filed 2011-05-06
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes   ☐    No  ☒

As of April 29, 2011, there were 52,470,226 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2011	As of December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$42,647,000	$52,668,000
Accounts receivable, net of reserves of $378,000 and $306,000 in 2011 and 2010, respectively	1,774,000	2,073,000
Inventories, net	3,552,000	3,378,000
Other current assets	964,000	834,000

Total current assets	48,937,000	58,953,000

Property and equipment, net	1,773,000	1,684,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	413,000	459,000
Other assets	1,488,000	566,000
Intangibles, net	358,000	413,000
Goodwill	3,922,000	3,922,000

Total assets	$57,241,000	$66,347,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,916,000	$6,770,000
Current portion of long-term obligations	8,724,000	6,453,000

Total current liabilities	14,640,000	13,223,000

Deferred revenues, related party	4,281,000	5,512,000
Deferred revenues	4,919,000	4,929,000
Warrant liability	8,458,000	4,987,000
Option liability	880,000	1,170,000
Long-term deferred rent	386,000	398,000
Long-term obligations, net of discount, less current portion	11,321,000	13,255,000

Total liabilities	44,885,000	43,474,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2011 and 2010	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 52,134,367 and 51,955,265 shares issued and 52,134,367 and 51,955,265 shares outstanding in 2011 and 2010, respectively	52,000	52,000
Additional paid-in capital	234,374,000	232,819,000
Accumulated deficit	(222,070,000)	(209,998,000)

Total stockholders’ equity	12,356,000	22,873,000

Total liabilities and stockholders’ equity	$57,241,000	$66,347,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

Product revenues:
Related party	$-	$-
Third party	1,362,000	2,266,000
	1,362,000	2,266,000

Cost of product revenues	842,000	930,000

Gross profit	520,000	1,336,000

Development revenues:
Development, related party	1,231,000	2,122,000
Research grants and other	4,000	21,000
	1,235,000	2,143,000
Operating expenses:
Research and development	3,047,000	2,245,000
Sales and marketing	3,226,000	1,999,000
General and administrative	3,544,000	3,218,000
Change in fair value of warrants	3,471,000	(2,167,000)
Change in fair value of option liability	(290,000)	260,000

Total operating expenses	12,998,000	5,555,000

Operating loss	(11,243,000)	(2,076,000)

Other income (expense):
Interest income	2,000	1,000
Interest expense	(738,000)	(276,000)
Other expense, net	(47,000)	(75,000)
Equity loss from investment in joint venture	(46,000)	(21,000)

Total other income (expense)	(829,000)	(371,000)

Net loss	$(12,072,000)	$(2,447,000)

Basic and diluted net loss per common share	$(0.23)	$(0.06)

Basic and diluted weighted average common shares	51,994,708	42,281,381

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,072,000)	$(2,447,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,000	273,000
Amortization of deferred financing costs and debt discount	240,000	138,000
Increase in allowance for doubtful accounts	21,000	375,000
Change in fair value of warrants	3,471,000	(2,167,000)
Change in fair value of option liability	(290,000)	260,000
Stock-based compensation	881,000	766,000
Equity loss from investment in joint venture	46,000	21,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	278,000	(1,433,000)
Inventories	(174,000)	(14,000)
Other current assets	(130,000)	49,000
Other assets	(922,000)	7,000
Accounts payable and accrued expenses	(854,000)	(1,144,000)
Deferred revenues, related party	(1,231,000)	(2,122,000)
Deferred revenues	(10,000)	34,000
Long-term deferred rent	(12,000)	-

Net cash used in operating activities	(10,564,000)	(7,404,000)

Cash flows from investing activities:
Purchases of property and equipment	(131,000)	(191,000)

Net cash used in investing activities	(131,000)	(191,000)

Cash flows from financing activities:
Principal payments on long-term obligations	-	(652,000)
Proceeds from exercise of employee stock options and warrants	674,000	7,038,000
Proceeds from sale of common stock	-	11,376,000
Costs from sale of common stock	-	(337,000)

Net cash provided by financing activities	674,000	17,425,000

Net increase (decrease) in cash and cash equivalents	(10,021,000)	9,830,000

Cash and cash equivalents at beginning of period	52,668,000	12,854,000

Cash and cash equivalents at end of period	$42,647,000	$22,684,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$499,000	$143,000

Supplemental schedule of non-cash investing and financing activities:
Capital equipment lease	$101,000	$-

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2010.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, valuing our put option arrangement with Olympus Corporation, valuing warrants, determining the assumptions used in measuring share-based compensation expense, valuing our deferred tax assets, assessing how to report our investment in Olympus-Cytori, Inc., and valuing allowances for doubtful accounts and inventories.

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

3.	Capital Availability

We incurred net losses of $12,072,000 and $2,447,000 for the three months ended March 31, 2011 and 2010, respectively.  We have an accumulated deficit of $222,070,000 as of March 31, 2011.  Additionally, we have used net cash of $10,564,000 and $7,404,000 to fund our operating activities for the three months ended March 31, 2011 and 2010, respectively.  To date these operating losses have been funded primarily from outside sources of invested or borrowed capital.

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

During 2011 and 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and we may continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate available financing opportunities as part of our normal course of business.

4.	Recently Adopted Accounting Pronouncements

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

Index

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

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of March 31, 2011 and December 31, 2010.

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

We account for certain common stock purchase warrants with exercise price reset features in accordance with the applicable FASB guidance.  Under this guidance, warrants with these reset features that were previously recognized in stockholders’ equity (deficit) are now accounted for as fair value liabilities, with changes in fair value now included in net earnings (loss).

The fair value of the liability associated with the warrants with this reset feature increased to $8.5 million as of March 31, 2011, which resulted in a $3.5 million loss from the change in fair value of warrants for the three months ended March 31, 2011

Since these warrants do not qualify for hedge accounting, all future changes in the fair value of the warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	As of March 31, 2011	As of December 31, 2010
Expected term	2.37 years	2.61 years
Common stock market price	$7.82	$5.19
Risk-free interest rate	1.05%	0.82%
Expected volatility	80.74%	86.03%
Resulting fair value (per warrant)	$4.24	$2.50

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

Index

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

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the relative fair value of the warrants as a discount of $279,000 over the term of the loan using the effective interest method, with an effective interest rate of 14.78%. If the maturity of the debt is accelerated due to an event of default, then the amortization would be accelerated. The Term Loan is collateralized by the tangible assets of the company, and we were in compliance with our financial and non-financial covenants as of March 31, 2011.

9.	Revenue Recognition

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.  Revenue for these product sales is recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities.  Shipping and handling costs that are billed to our customers are classified as revenue.  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our products.

For sales prior to January 1, 2011 that included multiple deliverables, we allocated revenue based on the relative fair values of the individual components.  When more than one element such as product maintenance or technical support services were included in an arrangement, we allocated revenue between the elements based on each element’s relative fair value, provided that each element met the criteria for treatment as a separate unit of accounting (an item is considered a separate unit of accounting if it has value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the undelivered items).  Fair value is generally determined based upon the price charged when the element is sold separately.  In the absence of fair value for a delivered element, we allocated revenue first to the fair value of the undelivered elements and allocated the residual revenue to the delivered elements.  Fair values for undelivered elements were determined based on vendor-specific objective evidence as well as market participant quotes for similar services.  In the absence of fair value for an undelivered element, the arrangement was accounted for as a single unit of accounting, resulting in a deferral of revenue recognition for delivered elements until all undelivered elements have been fulfilled.  Deferred service revenue is recognized ratably over the period the services are provided.

Beginning in 2011, for sales that include multiple deliverables, we account for products or services (deliverables) separately rather than as a combined unit.  The FASB guidance of the Codification establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  There would have been no impact to our financial statements in 2010 had we applied this guidance retrospectively.  In addition, we have not entered into any sales arrangements with multiple deliverables during the three months ended March 31, 2011.

Index

Concentration of Significant Customers

For the three months ended March 31, 2011, one direct customer and one distributor comprised 29% of our revenue recognized for the quarter.  Our Asia-Pacific region sales accounted for 30% of our revenue recognized for the three months ended March 31, 2011.  Additionally, one distributor and two direct customers accounted for 43% of total outstanding accounts receivable as of March 31, 2011.

For the three months ended March 31, 2010, our sales were concentrated in three direct customers, which in aggregate comprised 55% of our revenue recognized for the three months ended March 31, 2010.  The Asia-Pacific region accounted for 72% of our revenue recognized for the three months ended March 31, 2010.  Additionally, two direct customers accounted for 39% of total outstanding accounts receivable as of March 31, 2010.

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health (“NIH”).  Revenue earned under development agreements is classified as either research grant or development revenues depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded as research grant and other within development revenues.  Research grant revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.  Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our statements of operations.

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $1,231,000 and $2,122,000 for the three months ended March 31, 2011 and 2010, respectively.  All related development costs are expensed as incurred and are included in research and development expense on our statements of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving certain defined and substantive research and development milestones.

Of the amounts received and deferred with respect to Senko, we did not recognize any development revenues in the three months ended March 31, 2011 or 2010, respectively.

10.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	March 31,	December 31,
	2011	2010

Raw materials	$2,372,000	$2,311,000
Work in process	297,000	410,000
Finished goods	883,000	657,000
	$3,552,000	$3,378,000

Index

11.	Long-Lived Assets

We assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three months ended March 31, 2011 and 2010, we had no impairment losses associated with our long-lived assets.

12.	Share-Based Compensation

During the first quarter of 2011, we issued to our directors, executive officers and certain non-executive employees options to purchase an aggregate of up to 692,500 shares of our common stock, with four-year vesting for our officers and employees and two-year vesting for our directors. The grant date fair value of the awards granted to our officers and employees was $3.46 and to our directors was $3.15 per share. The resulting share-based compensation expense of $2,375,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011. The awards provide employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: obtaining certain FDA clearance or approval (40%), achieving a targeted revenue increase for the fiscal year ended December 31, 2011 (20%), and entering into a major collaboration for development and/or commercialization of the Company’s products (40%).  To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following January 1, 2012.  Once earned, the awards will remain unvested until January 1, 2013. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards.  No compensation expense was recognized related to these awards during the three months ended March 31, 2011 because the performance criteria have not been met, nor has the Compensation Committee exercised its discretion in determining if partial awards will be granted. The following table summarizes activity with respect to such awards during the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	0
Granted	246,225	$5.82
Vested	0
Cancelled / Forfeited	0
Outstanding at March 31, 2011	246,225	$5.82
Vested at March 31, 2011	0

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2011 and 2010, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 19,649,383 and 18,661,402 for the three month periods ended March 31, 2011 and 2010, respectively.

Index

14.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including, but not limited to, conducting pre-clinical development research, recruiting and enrolling patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of March 31, 2011, we have pre-clinical research study obligations of $148,000 (which are expected to be fully completed within a year) and clinical research study obligations of $13,100,000 ($3,200,000 of which are expected to be completed within a year).

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

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of March 31, 2011, we have remaining minimum purchase obligations of $875,000, all of which is expected to be completed within a year.

During 2010, we entered into lease of 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California.  The related lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  Additionally, we’ve entered into several lease agreements for international office locations and corporate housing for our employees on international assignments. As of March 31, 2011, we have remaining lease obligations of $6,699,000 ($1,695,000 of which are expected to be completed within a year).

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

As of March 31, 2011, Olympus holds approximately 7.7% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At March 31, 2011, the carrying value of our investment in the Joint Venture is $413,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  During the three months ended March 31, 2011 and 2010, we made no cash contributions to the Joint Venture.

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

Index

At March 31, 2011 and December 31, 2010, the estimated fair value of the Put was $880,000 and $1,170,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	March 31, 2011	December 31, 2010

Expected volatility of Cytori	73.40%	73.00%
Expected volatility of the Joint Venture	73.40%	73.00%
Bankruptcy recovery rate for Cytori	28.00%	28.00%
Bankruptcy threshold for Cytori	$5,968,000	$5,842,000
Probability of a change of control event for Cytori	3.05%	3.43%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	3.47%	3.30%

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

•    Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	March 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$33,806,000	$33,806,000	$—	$—

Liabilities:
Put option liability	$(880,000)	$—	$—	$(880,000)
Warrant liability	$(8,458,000)	$—	$(8,458,000)	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,807,000	$39,807,000	$—	$—

Liabilities:
Put option liability	$(1,170,000)	$—	$—	$(1,170,000)
Warrant liability	$(4,987,000)	$—	$(4,987,000)	$—

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

Index

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

The following table summarizes the change in our Level 3 put option liability value:

	Three months ended	Year ended
Put option liability	March 31, 2011	December 31, 2010

Beginning balance	$(1,170,000)	$(1,140,000)
Decrease (increase) in fair value recognized in operating expenses	290,000	(30,000)
Ending balance	$(880,000)	$(1,170,000)

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

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of March 31, 2011.

17.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2011 and December 31, 2010, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At March 31, 2011 and December 31, 2010, the aggregate fair value and the carrying value of the Company’s fixed rate debt were as follows:

	March 31, 2011		December 31, 2010

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate debt	$20,008,000	$19,918,000	$19,782,000	$19,679,000

Carrying value includes $1,082,000 and $1,321,000 of debt discount as of March 31, 2011 and December 31, 2010, respectively.

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

Index

All of our goodwill is associated with regenerative cell technology, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three months ended March 31, 2011.  Historically, the fair value has significantly exceeded the carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows using market place participant assumptions.  No triggering events occurred during the three months ended March 31, 2011.

18.	Stockholders’ Equity

Common Stock

On June 19, 2009, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 7,150,000 shares of our common stock. The agreement required us to issue and Seaside to buy 275,000 shares of our common stock once every two weeks, subject to the satisfaction of customary closing conditions.  Upon completion of our scheduled closings pursuant to the agreement with Seaside 88, LP in June 2010, we raised approximately $30,172,000 in aggregate gross proceeds from this transaction from the sale of 7,150,000 shares of our common stock between June 2009 and June 2010, of which $17,314,000 in gross proceeds from the sale of 3,300,000 shares was raised during 2010.  We have accounted for each of the completed closings as a component of stockholders’ equity.

In October 2010, we entered into an underwriting agreement with Jefferies & Company, relating to the issuance and sale of 4,600,000 shares of our common stock.  This price to the public in this offering was $4.50 per share and the underwriter agreed to purchase the shares from us at a price of $4.23 per share.  The transaction was completed on October 13, 2010, raising approximately $20,700,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

On December 13, 2010 we raised $10,000,000 in gross proceeds from a sale of 1,428,571 shares of unregistered common stock to Astellas Pharma Inc. for $7.00 per share in a private stock placement.  Pursuant to the terms of the purchase agreement, we granted Astellas Pharma Inc. a two year right of first refusal to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions. In addition, we have agreed to use reasonable efforts to file a registration statement with the Securities and Exchange Commission to register the shares of common stock for resale upon the request of Astellas Pharma Inc.  We also granted Astellas Pharma Inc. a non-voting observer seat on our Board of Directors and the right to designate a representative member to our Scientific Advisory Board.  The $10,000,000 in total proceeds we received exceeded the market value of our stock at the completion of the purchase agreement.  The $2,526,000 difference between the proceeds received and the fair market values of our common stock was recorded as a component of deferred revenues in the accompanying balance sheets.  This difference was recorded as deferred revenue since, conceptually, the excess proceeds represent a value paid by Astellas Pharma Inc. attributable to the scientific advisory board seat, the non-voting observer seat on our Board of Directors, and the two year right of first refusal  to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions, rather than an additional equity investment in Cytori.  The recognition of this deferred amount is expected to occur upon the earlier of the expiration of the two year period or the termination of the agreement.

Warrant Adjustments

Our closings with Seaside 88, LP through June 7, 2010, our October 2010 offering of 4,600,000 shares of our common stock and our December 2010 sale of 1,428,571 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of March 31, 2011, the common stock warrants issued on August 11, 2008 are currently exercisable for 1,994,758 shares of our common stock at an exercise price of $6.02 per share.

Other Related Party Transactions

As of March 31, 2011 and December 31, 2010, Green Hospital Supply, Inc., our distribution partner in Japan and a related party, was a beneficial owner of more than five percent of our outstanding shares of common stock.

During the three months ended March 31, 2011 and 2010, we incurred approximately $28,000 and $56,000, respectively, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement with the Olympus -Cytori, Inc. joint venture, respectively.  As of March 31, 2011, and December 31, 2010, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.

Index

19.	Subsequent Events

We have evaluated events after the balance sheet date of March 31, 2011 and up to the date we filed this report.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of United States of America securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such as will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

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

Overview

Cytori develops, manufactures, and commercializes innovative medical devices, which enable physicians to practice regenerative medicine worldwide. We have invested more than $200 million into the design and development of our core device, the Celution® System. This device offers patients real-time access to the stem and regenerative cells residing naturally within their own adipose (fat) tissue. These stem and regenerative cells may potentially be used across multiple diseases or conditions resulting from a lack of blood supply (ischemia). Two areas where we are concentrating our efforts include: 1) soft tissue enhancement and defect repair; and 2) cardiovascular disease.

The primary business model is based on the sale of our systems and single-use cartridges, which generate recurring revenues on a per-procedure, single-use basis. Cytori is actively selling three product lines:

•
The Celution® family, which is approved in Europe with a CE Mark designation. The approved indications for use include processing of adipose tissue to extract stem and progenitor cells for the re-implantation into the same patient for breast reconstruction, aesthetic body contouring, and treatment of certain wounds related to Crohn’s fistulas.

•	The PureGraft™ family of products, which are approved in the U.S. and Europe for the preparation of autologous fat grafts for use in aesthetic body contouring, and;

Index

•	The StemSource® family of laboratory equipment, which is available worldwide for use in research and stem cell banking.

Cytori’s commercial strategy is to focus primarily on selling our approved products into the cosmetic and reconstructive surgery (CRS) market. We believe these areas can be successfully penetrated more quickly than our other target markets.  Sales from our current commercial activities will be driven by garnering coverage by government and private payors in Europe for breast reconstruction and capitalizing and facilitating growing visibility for autologous fat grafting.

We believe it is strategically valuable to invest a significant portion of our research and development efforts and resources into seeking Celution® System indications-for-use in cardiovascular disease worldwide. We have completed two European clinical trials, one for chronic myocardial ischemia and one for acute myocardial infarction. Based on the outcomes from these studies, we are seeking an indication-for-use in Europe for no-option chronic myocardial ischemia patients. If we were to receive an indication-for-use in these no-option patients, we would begin offering the device to select European hospitals which would involve a related investment in sales and marketing activities. Additionally, we have commenced a pivotal study in Europe investigating the use of the device and its cell output as a treatment for heart attacks which will enroll up to 370 patients.

We also offer two ancillary product lines. Our PureGraft™ product line for autologous fat grafting is complementary to our cosmetic and reconstructive surgery business. The StemSource® offering is strategically important as it is being used by researchers to develop therapeutic applications we have neither the resources nor bandwidth to pursue. Alternatively, the product is being sold as lab equipment which may be integrated into a comprehensive cell and tissue bank at the customer’s facility or for the purposes of research. Over time, we anticipate these products will represent a smaller percentage of our overall revenues.

As we move forward in 2011, we will continue to seek various expanded regulatory and marketing approvals of the Celution® System family of products in the United States, Europe and Asia Pacific. In the U.S. we are pursuing three parallel strategies, which include the aforementioned goal of commencing a U.S. cardiac PMA study, a trial for soft-tissue repair, and several class II 510(K) applications. We are also anticipating European approval for and launch of the next-generation Celution® System, Celution® One, which has been designed and will be manufactured by the Olympus-Cytori Joint Venture. This version of the system is tailored for the hospital market and offers faster processing times with a greater cell yield. We are also seeking to register or gain market approval for our products in various emerging markets, including Asia and South America.

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

As of March 31, 2011, the estimated fair value of the Put was $880,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liability.  The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

Index

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

Other Related Party Transactions

In August 2008, we received $6,000,000 from Olympus in a private placement of 1,000,000 unregistered shares of our common stock and a warrant to purchase an additional 500,000 shares of our common stock at an original exercise price of $8.50 per share.  The purchase price was $6.00 per unit (with each unit consisting of one share and 50% warrant coverage).  The warrant is exercisable anytime after February 11, 2009 and will expire on August 11, 2013.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three months ended March 31, 2011 or 2010.  To date we have recognized a total of $371,000 in development revenues (all of which was recognized prior to 2008) related to this agreement.

Results of Operations

Our overall net losses for the three months ended March 31, 2011 and 2010 were $12,072,000 and $2,447,000, respectively.  The increase in net loss during the current period is primarily due to the non-cash fair value estimates of our warrant liability, which changed from a gain of $2,167,000 in 2010 to a loss of $3,471,000 in the current period.  Other operating expenses increased $1,805,000 from the comparable three month period in 2010.  In addition, product revenue and non-cash development revenue decreased, and interest expense increased, in 2011.

Index

Product revenues

Product revenues consisted of revenues primarily from our Celution® System products and StemSource® Cell Banks.

The following table summarizes the components for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

Related party	$—	$—
Third party	1,362,000	2,266,000
Total product revenues	$1,362,000	$2,266,000

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

Our product sales in the current quarter were significantly impacted by the major earthquake, tsunami and the aftermath that occurred in Japan in March.  A significant portion of our customer base is located in Japan and thus the natural disaster affected our sales in the quarter.

The future:  We expect product sales in Japan to improve as the country recovers from the March disaster.  We expect to continue to generate product revenues from Celution® 800/CRS and consumable sales in Europe and we expect to continue  to generate product revenues from StemSource® Cell Bank sales and Celution® System translational medical sales in Japan through direct sales and through our distribution partner Green Hospital Supply, from StemSource® banking and research products in the United States and elsewhere through direct sales and through our distribution partner GE Healthcare, and we also expect to generate PureGraft™ System sales in the US and Europe. Additionally, we expect to have Thin Film product revenues, pending regulatory approval, when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

Cost of product revenues	$825,000	$915,000
Share-based compensation	17,000	15,000
Total cost of product revenues	$842,000	$930,000
Total cost of product revenues as % of product revenues	61.8%	41.0%

•
Cost of product revenues as a percentage of product revenues was 61.8% and 41.0% for the three months ended March 31, 2011 and 2010, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and overhead allocation.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Index

Development revenues

The following table summarizes the components of our development revenues for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

Development (Olympus)	$1,231,000	$2,122,000
Research grant (NIH)	—	—
Service plan and other	4,000	21,000
Total development revenues	$1,235,000	$2,143,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the quarter ended March 31, 2011, we recognized $1,231,000 of revenue associated with our arrangements with Olympus as a result of achieving a product development milestone related to the preproduction development of the next-generation Celution® One System.  During the quarter ended March 31, 2010, we recognized $2,122,000 of revenue associated with our arrangements with Olympus as a result of achieving two milestones, one in product development, and one clinical milestone related to the assessment of trial outcomes at 6 months in one of our cardiac trials.

The future.  We may recognize additional development revenues during 2011, as the anticipated completion for the next milestone of our Joint Venture and other Olympus performance obligations is in 2011.  If we are successful in completing these activities, we may recognize approximately $400,000 in development revenues during 2011.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

General research and development	$2,572,000	$1,699,000
Development milestone (Joint Venture)	356,000	428,000
Share-based compensation	119,000	118,000
Total research and development expenses	$3,047,000	$2,245,000

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.

The increase in research and development expenses for the three months ended March 31, 2011 as compared to the same period in 2010 is primarily due to the initiation of our ADVANCE cardiac trial in Europe.

Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices, including the next generation Celution® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.  The following table summarizes the components of our Joint Venture expenses for the quarters ended March 31, 2011, and 2010:

Index

	For the three months ended March 31,

	2011	2010

Labor and related benefits	$209,000	$265,000
Consulting and other professional services	142,000	155,000
Supplies	—	1,000
Other miscellaneous	5,000	7,000
Total	$356,000	$428,000

The future:  We expect research and development expenditures to increase in 2011 as we are scheduled to begin enrollment in the ADVANCE cardiac trial in the first half of 2011.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

International sales and marketing	$2,979,000	$1,808,000
Share-based compensation	247,000	191,000
Total sales and marketing expenses	$3,226,000	$1,999,000

The increase in sales and marketing expense for the three months ended March 31, 2011 as compared to the same period in 2010 was mainly attributed to the increase in salary and related benefits expense (excluding share-based compensation) of $660,000, an increase in travel related expenses of $101,000, increased promotional expenses of $88,000 and an increase in professional services of $152,000, which are due to our emphasis in seeking strategic alliances and/or co-development partners.

The future.  We expect sales and marketing expenditures related to the regenerative cell technology to increase as we continue to expand our base of distribution partners, strategic alliances and co-development partners, as well as our direct marketing sales force for our Celution® System and StemSource® Cell Bank.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

General and administrative	$3,046,000	$2,776,000
Share-based compensation	498,000	442,000
Total general and administrative expenses	$3,544,000	$3,218,000

The increase in general and administrative expenses (excluding share-based compensation) for the three months ended March 31, 2011 as compared to the same period in 2010 was due primarily due to an increase in professional services (such as consulting and compliance expenses) of $305,000.

The future.  We expect general and administrative expenses to stay at approximately the same level in 2011 as in the prior year.

Share-based compensation expenses

Stock-based compensation expenses include charges related to options issued to employees, directors and non-employees.  We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees.  Such expense is recognized over the period of time that employees provide service to us and earn all rights to the awards.

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2011 and 2010:

Index

	For the three months ended March 31,

	2011	2010

Cost of product revenues	$17,000	$15,000
Research and development-related	119,000	118,000
Sales and marketing-related	247,000	191,000
General and administrative-related	498,000	442,000
Total share-based compensation expenses	$881,000	$766,000

Most of the share-based compensation expenses in the three months ended March 31, 2011 and 2010 related to the vesting of stock option awards to employees.

During the first quarter of 2011, we issued to our directors, executive officers and certain non-executive employees options to purchase an aggregate of up to 692,500 shares of our common stock, with four-year vesting for our officers and employees and two-year vesting for our directors. The grant date fair value of the awards granted to our officers and employees was $3.46 and to our directors was $3.15 per share. The resulting share-based compensation expense of $2,375,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011. The awards provide employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: obtaining certain FDA clearance or approval (40%), achieving a targeted revenue increase for the fiscal year ended December 31, 2011 (20%), and entering into a major collaboration for development and/or commercialization of the Company’s products (40%).  To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following January 1, 2012.  Once earned, the awards will remain unvested until January 1, 2013. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards. No compensation expense was recognized related to these awards during the three months ended March 31, 2011 because the performance criteria have not been met, nor has the Compensation Committee exercised its discretion in determining if partial awards will be granted.  The following table summarizes activity with respect to such awards during the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	0
Granted	246,225	$5.82
Vested	0
Cancelled / Forfeited	0
Outstanding at March 31, 2011	246,225	$5.82
Vested at March 31, 2011	0

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

The future.  We expect to continue to grant options (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of March 31, 2011, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $8,699,000. These costs are expected to be recognized over a weighted average period of 1.86 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

Change in fair value of warrants	$3,471,000	$(2,167,000)

Index

The future.  Future changes in the fair value of the warrant liability will be recognized currently in earnings until such time as the warrants are exercised or expire.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

Change in fair value of option liability	$(290,000)	$260,000

The future.  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

Interest income	$2,000	$1,000
Interest expense	(738,000)	(276,000)
Other income (expense)	(47,000)	(75,000)
Total	$(783,000)	$(350,000)

•	Interest income remained comparable for the three months ended March 31, 2011 as compared to the same period in 2010.

•
Interest expense increased for the three months ended March 31, 2011 as compared to the same period in 2010 due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $20.0 million term loan.  During the second quarter of 2010, we entered into an Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded a term loan in the amount of $20.0 million on June 14, 2010, and which refinanced the remaining balance of the term loan from 2008.

•	The changes in other income (expense) in the three months ended March 31, 2011 as compared to the same period in 2010 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in the remainder of 2011 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense for the remainder of 2011 to increase as we continue to pay interest on the $20.0 million term loan that funded in June 2010.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,

	2011	2010

Equity loss from investment in joint venture	$(46,000)	$(21,000)

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

Index

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$42,647,000	$52,668,000

Current assets	$48,937,000	$58,953,000
Current liabilities	14,640,000	13,223,000
Working capital	$34,297,000	$45,730,000

We incurred net losses of $12,072,000 and $2,447,000 for the three months ended March 31, 2011 and 2010, respectively.  We have an accumulated deficit of $222,070,000 as of March 31, 2011.  Additionally, we have used net cash of $10,564,000 and $7,404,000 to fund our operating activities for the three months ended March 31, 2011 and 2010, respectively.  To date these operating losses have been funded primarily from outside sources of invested capital.

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

During 2011 and 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  If we cannot do so, we would be required to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate available financing opportunities as part of our normal course of business.

The following summarizes our contractual obligations and other commitments at March 31, 2011, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$21,129,000	$8,915,000	$12,190,000	$24,000	$—
Interest commitment on long-term obligations	2,389,000	1,620,000	768,000	1,000	—
Operating lease obligations	6,699,000	1,695,000	2,798,000	2,206,000	—
Minimum purchase requirements	875,000	875,000	—	—	—
Pre-clinical research study obligations	148,000	148,000	—	—	—
Clinical research study obligations	13,100,000	3,200,000	9,900,000	—	—
Total	$44,340,000	$16,453,000	$25,656,000	$2,231,000	$—

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2011 and 2010 is summarized as follows:

	For the three months ended March 31,
	2011	2010

Net cash used in operating activities	$(10,564,000)	$(7,404,000)
Net cash used in investing activities	(131,000)	(191,000)
Net cash provided by financing activities	674,000	17,425,000

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $11,243,000 for the three months ended March 31, 2011.  The operating cash impact of this loss was $10,564,000, after adjusting for the recognition of non-cash development revenue of $1,231,000, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Index

Research and development and sales and marketing efforts and other operational activities, offset in part by product sales, recognition of deferred revenue, related party and gain from change in fair value of warrants, generated an operating loss of $2,076,000 for the three months ended March 31, 2010.  The operating cash impact of this loss was $7,404,000, after adjusting for the recognition of $2,122,000 of deferred revenue, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2011 and 2010 resulted from cash outflows for purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2011 related to proceeds from exercise of warrants and employee stock options of $674,000.

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

Revenue Recognition

Product Sales

See Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of revenue recognition.

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the National Institutes of Health (“NIH”).  Revenue earned under development agreements is classified as either research grant or development revenues depending on the nature of the arrangement.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with grants are recorded as research grant and other within development revenues.  Research grant revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.  Additionally, research and development arrangements we have with commercial enterprises such as Olympus and Senko are considered a key component of our central and ongoing operations.  Accordingly, when recognized, the inflows from such arrangements are presented as revenues in our statements of operations.

Index

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of March 31, 2011.  We test this goodwill at least annually, as of November 30, for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

No impairment triggering events occurred during the three months ended March 31, 2011 that would require us to perform an impairment test.

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

Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at March 31, 2011 or for the period then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

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

Index

Recently Adopted Accounting Pronouncements

See Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of March 31, 2011, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the quarter ended March 31, 2011, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar are not expected to result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2011.

Index

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2011, we were not a party to any material legal proceeding.

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

Index

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

Index

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

There is no proven path for commercializing the Celution® System platform in a way to earn a durable profit commensurate with the medical benefit.  Although we began to commercialize our reconstructive surgery products in Europe and certain Asian markets, and our cell banking products in Japan, Europe, and certain Asian markets in 2008, additional market opportunities for many of our products and/or services are likely to be another two to four years away.

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

Index

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

Index

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

Index

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

Concentration of Sales/ Effects of Japan Crisis

We have a significant concentration of sales in Japan, the United States, and Europe given our early stage of commercialization.  As a result of this regional concentration of sales, changes in the regulatory environment in these countries, or any other countries in which we have a significant concentration of sales, could adversely impact our sales.  If the government of any of these countries significantly curtailed or prohibited the sale of our products, our revenues would be adversely affected. Recently, the earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan have dramatically impacted Japan’s manufacturing capacity and business activities. The long term effect of these issues is still uncertain. While we expect that the situation will stabilize and improve, if it does not, these circumstances could have a materially negative affect our revenues and profitability since our new Celution® One device is manufactured in Japan, and a substantial portion of our sales have come from Japan.

Global Operations Expose Us To Additional Risk And Uncertainties.

We have operations in a number of regions around the world, including the United States, Japan, and Europe. Our global operations may be subject to risks that may limit our ability to operate our business. We sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic or financial instability;

•	unexpected changes and uncertainty in regulatory requirements and systems related

Index

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	changes in labor practices, including wage inflation, labor unrest and unionization policies;

•	longer payment cycles by international customers;

•	currency exchange fluctuations;

•	disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	difficulties in staffing foreign branches and subsidiaries and in managing an expatriate workforce, and differing employment practices and labor issues;

•	potentially adverse tax consequences;

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars. As appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses in abroad. Further, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the risks of currency fluctuations.

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

Staff

As of March 31, 2011, we had 128 employees, including part-time and full-time employees.  These employees are comprised of 19 employees in manufacturing, 38 employees in research and development, 40 employees in sales and marketing and 31 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.

Index

Item 6.  Exhibits

Exhibit No.	Description

10.77
Form Notice and Restricted Stock Award Agreement for grants of performance-based restricted stock awards under the 2004 Equity Incentive Plan (filed as Exhibit 10.1 to our current report on Form 8-K filed on March 4, 2011 and incorporated by reference herein)

1.1
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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: May 6, 2011		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: May 6, 2011		Mark E. Saad
Chief Financial Officer