Form 10-Q
period 2011-06-30
CYTORI THERAPEUTICS, INC.
filed 2011-08-09
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes   ☐   No  ☒

As of July 29, 2011, there were 53,796,488 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2011	As of December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$33,229,000	$52,668,000
Accounts receivable, net of reserves of $349,000 and $306,000 in 2011 and 2010, respectively	2,461,000	2,073,000
Inventories, net	3,891,000	3,378,000
Other current assets	849,000	834,000

Total current assets	40,430,000	58,953,000

Property and equipment, net	1,923,000	1,684,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	357,000	459,000
Other assets	1,471,000	566,000
Intangibles, net	303,000	413,000
Goodwill	3,922,000	3,922,000

Total assets	$48,756,000	$66,347,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,857,000	$6,770,000
Current portion of long-term obligations	8,755,000	6,453,000

Total current liabilities	15,612,000	13,223,000

Deferred revenues, related party	4,281,000	5,512,000
Deferred revenues	4,964,000	4,929,000
Warrant liability	2,809,000	4,987,000
Option liability	1,280,000	1,170,000
Long-term deferred rent	374,000	398,000
Long-term obligations, net of discount, less current portion	9,295,000	13,255,000

Total liabilities	38,615,000	43,474,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2011 and 2010	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 52,470,226 and 51,955,265 shares issued and 52,470,226 and 51,955,265 shares outstanding in 2011 and 2010, respectively	52,000	52,000
Additional paid-in capital	237,296,000	232,819,000
Accumulated deficit	(227,207,000)	(209,998,000)

Total stockholders’ equity	10,141,000	22,873,000

Total liabilities and stockholders’ equity	$48,756,000	$66,347,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Product revenues:
Related party	$—	$—	$—	$9,000
Third party	2,411,000	2,091,000	3,773,000	4,347,000
	2,411,000	2,091,000	3,773,000	4,356,000

Cost of product revenues	1,109,000	883,000	1,950,000	1,813,000

Gross profit	1,302,000	1,208,000	1,823,000	2,543,000

Development revenues:
Development, related party	—	—	1,231,000	2,122,000
Research grant and other	11,000	7,000	15,000	28,000
	11,000	7,000	1,246,000	2,150,000
Operating expenses:
Research and development	3,071,000	2,301,000	6,118,000	4,546,000
Sales and marketing	3,716,000	2,425,000	6,942,000	4,424,000
General and administrative	4,147,000	3,052,000	7,692,000	6,271,000
Change in fair value of warrant liability	(5,649,000)	(1,461,000)	(2,178,000)	(3,628,000)
Change in fair value of option liability	400,000	(60,000)	110,000	200,000

Total operating expenses	5,685,000	6,257,000	18,684,000	11,813,000

Operating loss	(4,372,000)	(5,042,000)	(15,615,000)	(7,120,000)

Other income (expense):
Interest income	1,000	2,000	4,000	3,000
Interest expense	(696,000)	(254,000)	(1,434,000)	(530,000)
Other income (expense), net	(15,000)	(49,000)	(62,000)	(125,000)
Equity loss from investment in joint venture	(56,000)	(34,000)	(102,000)	(55,000)

Total other income (expense)	(766,000)	(335,000)	(1,594,000)	(707,000)

Net loss	$(5,138,000)	$(5,377,000)	$(17,209,000)	$(7,827,000)

Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.33)	$(0.18)

Basic and diluted weighted average common shares	52,411,642	45,295,965	52,204,348	43,772,219

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,209,000)	$(7,827,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400,000	553,000
Amortization of deferred financing costs and debt discount	471,000	199,000
Provision for doubtful accounts	235,000	567,000
Change in fair value of warrants	(2,178,000)	(3,628,000)
Change in fair value of option liabilities	110,000	200,000
Share-based compensation expense	1,721,000	1,468,000
Equity loss from investment in joint venture	102,000	55,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(623,000)	(1,509,000)
Inventories	(513,000)	34,000
Other current assets	(15,000)	289,000
Other assets	(905,000)	—
Accounts payable and accrued expenses	92,000	(227,000)
Deferred revenues, related party	(1,231,000)	(2,122,000)
Deferred revenues	35,000	47,000
Long-term deferred rent	(24,000)	—

Net cash used in operating activities	(19,532,000)	(11,901,000)

Cash flows from investing activities:
Purchases of property and equipment	(433,000)	(348,000)
Investment in joint venture	—	(330,000)

Net cash used in investing activities	(433,000)	(678,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(2,230,000)	(5,454,000)
Proceeds from long term obligations	—	20,000,000
Debt issuance costs and loan fees	—	(559,000)
Proceeds from exercise of employee stock options and warrants	2,756,000	7,042,000
Proceeds from sale of common stock and warrants	—	17,314,000
Costs from sale of common stock and warrants	—	(518,000)

Net cash provided by financing activities	526,000	37,825,000

Net increase (decrease) in cash and cash equivalents	(19,439,000)	25,246,000

Cash and cash equivalents at beginning of period	52,668,000	12,854,000

Cash and cash equivalents at end of period	$33,229,000	$38,100,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$989,000	$287,000
Final payment fee on long-term debt	—	205,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid in capital	$—	$279,000
Capital equipment lease	94,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

1. Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2010.

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

3. Capital Availability

We incurred net losses of $5,138,000 and $17,209,000 for the three and six months ended June 30, 2011 and $5,377,000 and $7,827,000 for the three and six months ended June 30, 2010, respectively.  We have an accumulated deficit of $227,207,000 as of June 30, 2011.  Additionally, we have used net cash of $19,532,000 and $11,901,000 to fund our operating activities for the six months ended June 30, 2011 and 2010, respectively.  To date these operating losses have been funded primarily from outside sources of invested or borrowed capital.

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

During 2011 and 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and we may continue to have, an ongoing need to raise additional cash from outside sources to fund our operations.  If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate available financing opportunities as part of our normal course of business.  See note 19 for additional information on capital raised subsequent to June 30, 2011.

Index

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

In January 2010, the FASB issued an update which provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as previously required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. This update did not have a material impact on our consolidated condensed financial statements.

In March 2010, the FASB issued an update to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify an award with such a feature as a liability if it otherwise qualifies as equity. Affected entities are required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update did not have a material impact on our consolidated condensed financial statements.

5. Short-Term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of June 30, 2011 and December 31, 2010.

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

7. Warrant Liability

We account for certain common stock purchase warrants with exercise price reset features in accordance with the applicable FASB guidance.  Under this guidance, warrants with these reset features are accounted for as fair value liabilities, with changes in fair value now included in net earnings (loss).

Index

The fair value of the liability associated with the warrants with this reset feature decreased to $2,809,000 as of June 30, 2011, which resulted in a $5,649,000 and $2,178,000 gain from the change in fair value of warrants for the three and six months ended June 30, 2011, respectively.

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

	As of June 30, 2011	As of December 31, 2010
Expected term	2.12 years	2.61 years
Common stock market price	$4.79	$5.19
Risk-free interest rate	0.45%	0.82%
Expected volatility	66.51%	86.03%
Resulting fair value (per warrant)	$1.46	$2.50

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

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the relative fair value of the warrants as a discount of $279,000 over the term of the loan using the effective interest method, with an effective interest rate of 14.78%. If the maturity of the debt is accelerated due to an event of default, then the amortization would be accelerated. The Term Loan is collateralized by the tangible assets of the company, and we were in compliance with our financial and non-financial covenants as of June 30, 2011.

Index

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

Beginning in 2011, for sales that include multiple deliverables, such as sales of our StemSource® Cell Bank, we account for products or services (deliverables) separately rather than as a combined unit.  Stem cell banks typically consist of a complex array of equipment and services, including one or more StemSource® devices, a cryogenic freezer, measuring and monitoring equipment, and a database patient tracking system. In addition, we provide installation and training services concurrent with the installation of the bank as well as web hosting, technical and maintenance services, generally for a period of up to one year, subsequent to the date of sale.  The FASB guidance of the Codification establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence (“VSOE”); (b) third-party evidence (“TPE”); or (c) management estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  For our cell bank sales, we establish selling prices for our undelivered future services based on vendor-specific quotes for comparable services when available.  In the absence of VSOE, we use competitor’s products or services considered largely interchangeable with our own or management best estimates for our undelivered elements.  Because our cell banks are not considered functional and of standalone value to the customer until all equipment has been delivered and installation and training has occurred, the completion of these activities is the earliest point at which we can recognize any revenue for these transactions.  The combination of the equipment, installation, and training activities therefore constitutes the primary unit of accounting, while future services such as web hosting and ongoing maintenance are deferred and recognized into income during the year following the installation.  There would have been no material impact to our financial statements in 2010 had we applied this guidance retrospectively.  The units of accounting we attribute to our cell bank sales have not changed from our prior methodology, and the pattern and timing of revenue recognition is not affected by the new guidance.

Concentration of Significant Customers

For the six months ended June 30, 2011, our sales were concentrated in one direct customer, which comprised 29% of our revenue recognized for the six months ended June 30, 2011.  Our Asia-Pacific and North America region sales accounted for 71% of our revenue recognized for the six months ended June 30, 2011.  Additionally, one direct customer accounted for 40% of total outstanding accounts receivable as of June 30, 2011.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $0 and $1,231,000 for the three and six months ended June 30, 2011, respectively.  During 2010, we recognized revenues of $0 and $2,122,000 for the three and six months ended June 30, 2010, respectively.  All related development costs are expensed as incurred and are included in research and development expense on our statements of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving certain defined and substantive research and development milestones.

Of the amounts received and deferred with respect to Senko, we did not recognize any development revenues in the three and six months ended June 30, 2011 or 2010, respectively.

10. Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	June 30, 2011	December 31, 2010

Raw materials	$2,294,000	$2,311,000
Work in process	652,000	410,000
Finished goods	945,000	657,000
	$3,891,000	$3,378,000

11. Long-Lived Assets

We assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three and six months ended June 30, 2011 and 2010, we had no impairment losses associated with our long-lived assets.

Index

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

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011. The awards provide employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: obtaining certain FDA clearance or approval (40%), achieving a targeted revenue increase for the fiscal year ended December 31, 2011 (20%), and entering into a major collaboration for development and/or commercialization of the Company’s products (40%).  To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following January 1, 2012.  Once earned, the awards will remain unvested until January 1, 2013. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards.  No compensation expense was recognized related to these awards during the three and six months ended June 30, 2011 because the performance criteria have not been met, nor has the Compensation Committee exercised its discretion in determining if partial awards will be granted. The following table summarizes activity with respect to such awards during the three and six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	0
Granted	246,225	$5.82
Vested	0
Cancelled / Forfeited	0
Outstanding at June 30, 2011	246,225	$5.82
Vested at June 30, 2011	0

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2011 and 2010, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 19,196,482 for the three and six month periods ended June 30, 2011 and 18,821,894 for the three and six month periods ended June 30, 2010, respectively.

Index

14. Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including, but not limited to, conducting pre-clinical and clinical development research, recruiting and enrolling patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of June 30, 2011, we have pre-clinical research study obligations of $90,000 (which are expected to be fully completed within a year) and clinical research study obligations of $12,400,000 ($3,000,000 of which are expected to be completed within a year).

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

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of June 30, 2011, we have remaining minimum purchase obligations of $425,000, all of which is expected to be completed within a year.

During 2010, we entered into lease of 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California.  The related lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  Additionally, we’ve entered into several lease agreements for international office locations and corporate housing for our employees on international assignments. As of June 30, 2011, we have remaining lease obligations of $6,284,000 ($1,650,000 of which are expected to be completed within a year).

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

As of June 30, 2011, Olympus holds approximately 7.65% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At June 30, 2011, the carrying value of our investment in the Joint Venture is $357,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three and six months ended June 30, 2011.  We contributed $330,000 during the three and six months ended June 30, 2010.

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

Index

At June 30, 2011 and December 31, 2010, the estimated fair value of the Put was $1,280,000 and $1,170,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	June 30, 2011	December 31, 2010

Expected volatility of Cytori	73.40%	73.00%
Expected volatility of the Joint Venture	73.40%	73.00%
Bankruptcy recovery rate for Cytori	28.00%	28.00%
Bankruptcy threshold for Cytori	$7,801,000	$5,842,000
Probability of a change of control event for Cytori	3.28%	3.43%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	3.18%	3.30%

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

•     Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$27,806,000	$27,806,000	$—	$—

Liabilities:
Put option liability	$(1,280,000)	$—	$—	$(1,280,000)
Warrant liability	$(2,809,000)	$—	$(2,809,000)	$—

Index

	Balance as of	Basis of Fair Value Measurements
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,807,000	$39,807,000	$—	$—

Liabilities:
Put option liability	$(1,170,000)	$—	$—	$(1,170,000)
Warrant liability	$(4,987,000)	$—	$(4,987,000)	$—

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

The following table summarizes the change in our Level 3 put option liability value:

Put option liability	Six months ended June 30, 2011	Three months ended June 30, 2011

Beginning balance	$(1,170,000)	$(880,000)
Decrease (increase) in fair value recognized in operating expenses	(110,000)	(400,000)
Ending balance	$(1,280,000)	$(1,280,000)

Put option liability	Six months ended June 30, 2010	Three months ended June 30, 2010

Beginning balance	$(1,140,000)	$(1,400,000)
Decrease (increase) in fair value recognized in operating expenses	(200,000)	60,000
Ending balance	$(1,340,000)	$(1,340,000)

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

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of June 30, 2011.

17. Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2011 and December 31, 2010, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

Index

At June 30, 2011 and December 31, 2010, the aggregate fair value and the carrying value of the Company’s fixed rate debt were as follows:

	June 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed rate debt	$18,057,000	$17,926,000	$19,782,000	$19,679,000

Carrying value includes $852,000 and $1,321,000 of debt discount as of June 30, 2011 and December 31, 2010, respectively.

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

All of our goodwill is associated with regenerative cell technology, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three and six months ended June 30, 2011.  Historically, the fair value has significantly exceeded the carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows using market place participant assumptions.  No triggering events occurred during the three and six months ended June 30, 2011.

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

Index

Warrant Adjustments

Our closings with Seaside 88, LP through June 7, 2010, our October 2010 offering of 4,600,000 shares of our common stock and our December 2010 sale of 1,428,571 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of June 30, 2011, the common stock warrants issued on August 11, 2008 are currently exercisable for 1,924,160 shares of our common stock at an exercise price of $6.02 per share.

Other Related Party Transactions

As of June 30, 2011 and December 31, 2010, Green Hospital Supply, Inc., our distribution partner in Japan and a related party, was a beneficial owner of more than five percent of our outstanding shares of common stock.

During the three and six months ended June 30, 2011, we incurred approximately $34,000 and $62,000, respectively, and $64,000 and $120,000 during the three and six months ended June 30, 2010, respectively, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement with the Olympus -Cytori, Inc. joint venture.  As of June 30, 2011 and December 31, 2010, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.

19. Subsequent Events

We have evaluated events after the balance sheet date of June 30, 2011 and up to the date we filed this report.

On July 11, 2011, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 6,326,262 shares of our common stock.  The agreement requires us to issue and Seaside to buy 1,326,262 shares of our common stock at an initial closing and 250,000 shares of our common stock once every two weeks, commencing 30 days after the initial closing, for up to an additional 20 closings, subject to the satisfaction of customary closing conditions. At an initial closing, the offering price was $4.52, which equaled to 88% of our common stock’s volume-weighted average trading prices, or VWAP, during the ten-day trading period immediately prior to the initial closing date, raising approximately $6,000,000 in gross proceeds. At subsequent closings, the offering price will equal 90.25% of our common stock’s volume-weighted average trading prices during the ten-day trading period immediately prior to each subsequent closing date.

Index

Item 2 .  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Cytori develops, manufactures, and commercializes innovative medical devices, which enable physicians to practice regenerative medicine and cell therapy worldwide. We have invested more than $200 million into the design and development of our core device, the Celution® System. This device offers patients real-time access to the stem and regenerative cells residing naturally within their own adipose (fat) tissue. These stem and regenerative cells may potentially be used across multiple diseases or conditions resulting from a lack of blood supply (ischemia). Two areas where we are concentrating our efforts include: 1) soft tissue enhancement and defect repair; and 2) cardiovascular disease.

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

Index

•	The StemSource® family of laboratory equipment, which is available worldwide for use in research and stem cell banking.
•	The PureGraft™ family of products, which are approved in the U.S. and Europe for the preparation of autologous fat grafts for use in aesthetic body contouring.

Cytori’s commercial strategy is to focus primarily on selling our approved products into the reconstructive surgery market in Europe and Asia Pacific. Our products are also sold into the European and Asia Pacific cosmetic surgery market. We believe these areas can be successfully penetrated more quickly as we simultaneously work to develop  our other target markets.  Future sales will be driven by garnering coverage by government and private payors in Europe for breast reconstruction and capitalizing and facilitating growing visibility for autologous fat grafting.

We believe it is strategically valuable to invest a significant portion of our research and development efforts and resources into seeking Celution® System indications-for-use in cardiovascular disease worldwide. We have completed two European clinical trials, one for chronic myocardial ischemia and one for acute myocardial infarction. Based on the outcome from the PRECISE study, we are seeking an indication-for-use in Europe for no-option chronic myocardial ischemia patients. If we were to receive an indication-for-use in these no-option patients, we would begin offering the device to select European hospitals which would involve a related investment in sales and marketing activities. A multi-center pivotal trial investigating the use of the device and its cell output as a treatment for heart attacks in Europe is currently enrolling. In the U.S., we are seeking to initiate a Pre-Market Approval (PMA) study of the Celution® System for cardiovascular disease, initially for chronic myocardial ischemia.

We also offer two ancillary product lines. Our PureGraft™ product line for autologous fat grafting is complementary to our cosmetic and reconstructive surgery business. The StemSource® offering is strategically important as it is being used by researchers to develop therapeutic applications we have neither the resources nor bandwidth to pursue. Alternatively, the product is being sold as lab equipment which may be integrated into a comprehensive cell or tissue bank at the customer’s facility or for the purposes of research. Over time, we anticipate these products will represent a smaller percentage of our overall revenues.

For the remainder of 2011, we will continue to seek various expanded regulatory and marketing approvals of the Celution® System family of products in the United States, Europe and Asia Pacific. In the U.S. we are pursuing three parallel strategies, which include the aforementioned goal of commencing a U.S. cardiac PMA study, a trial for soft-tissue repair, and several class II 510(K) applications. We are also anticipating European approval for and launch of the next-generation Celution® System, Celution® One, which has been designed and will be manufactured by the Olympus-Cytori Joint Venture. This version of the system is tailored for the hospital market and offers faster processing times with a greater cell yield. We are also seeking to register or gain market approval for our products in various emerging markets, including Asia and South America.

Olympus Partnership

On November 4, 2005, we entered into a strategic development and manufacturing joint venture agreement and other related agreements with Olympus.  As part of the terms of the JV Agreements, we formed a joint venture, Olympus-Cytori, Inc. (Joint Venture), to develop and manufacture future generation devices based on our Celution ® System platform.

Under the Joint Venture Agreements:

•
Olympus paid $30,000,000 for its 50% interest in the Joint Venture.  Moreover, Olympus simultaneously entered into a License/Joint Development Agreement with the Joint Venture and us to develop a second generation commercial system and manufacturing capabilities.

•
We licensed our device technology, including the Celution ® System platform and certain related intellectual property, to the Joint Venture for use in future generation devices.  These devices will process and purify adult stem and regenerative cells residing in adipose (fat) tissue for various therapeutic clinical applications.  In exchange for this license, we received a 50% interest in the Joint Venture, as well as an initial $11,000,000 payment from the Joint Venture; the source of this payment was the $30,000,000 contributed to the Joint Venture by Olympus.  Moreover, upon receipt of a CE mark for the first generation Celution ® System platform in January 2006, we received an additional $11,000,000 development milestone payment from the Joint Venture.

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

Index

As of June 30, 2011, the estimated fair value of the Put was $1,280,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liability.  The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

Olympus-Cytori Joint Venture

The Joint Venture currently has exclusive access to our Celution ® System device technology for the development, manufacture, and supply of such systems to us.  Once a second generation Celution® System is developed and approved by regulatory agencies, the Joint Venture will exclusively supply us with these systems at a formula-based transfer price.  We have retained all marketing rights (subject to our various distribution agreements) to sell the Celution ® System devices for all therapeutic applications of adipose stem and regenerative cells.

We have worked closely with Olympus’ team of scientists and engineers to design the future generations of the Celution ® System so that it will contain certain product enhancements and that can be manufactured in a streamlined manner.

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture which provides us the ability to commercially launch the Celution ® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  The Royalty Agreement allows us to manufacture the Cytori-developed Celution ® System platform, including the Celution ® 800/CRS, until such  time as the Joint Venture’s products are commercially available for the same market served by the Cytori platform, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three and six months ended June 30, 2011 or 2010.  To date we have recognized a total of $371,000 in development revenues (all of which was recognized prior to 2008) related to this agreement.

Index

Results of Operations

Our overall net losses for the three and six months ended June 30, 2011 were $5,138,000 and $17,209,000 as compared to the losses for the three and six months ended June 30, 2010 were $5,377,000 and $7,827,000, respectively.  The fluctuation in the losses for the three and six months ended June 30, 2011 as compared to the losses for the three and six months ended June 30, 2010 is primarily due to the non-cash fair value estimates of our warrant liability, recognition of non-cash development revenue of $1,231,000 during first quarter of 2011 as compared to recognition of non-cash development revenue of $2,122,000 of during first quarter of 2010, offset by an increase in operating expenses and interest expense.

Product revenues

Product revenues consisted of revenues primarily from our Celution ® System products and StemSource ® Cell Banks.

The following table summarizes the components for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

Related party	$—	$—	$—	$9,000
Third party	2,411,000	2,091,000	3,773,000	4,347,000
Total product revenues	$2,411,000	$2,091,000	$3,773,000	$4,356,000
% attributable to Green Hospital Supply, Inc.	—	—	—	0.2%

Beginning in March of 2008, we began sales and shipments of our Celution ® 800/CRS System to the European and Asia-Pacific reconstructive surgery markets and during 2010 we began sales of our PureGraft™ System in the United States and Europe.  Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales is recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For product sales to customers who arrange for and manage all aspects of the shipping process, we recognize revenue upon shipment from our facilities.  Beginning in 2011, for product sales that include a combination of equipment, services, or other multiple deliverables that will be provided in the future, we defer an estimate based on relative selling price method for those future deliverables from product revenue until such deliverables have been provided or earned.  Shipping and handling costs that are billed to our customers are classified as revenue.

Our product sales in the current year were significantly impacted by the major earthquake, tsunami and the aftermath that occurred in Japan in March.  A significant portion of our customer base is located in Japan and thus the natural disaster affected our sales during the three and six months ended June 30, 2011.

The future.  We expect product sales in Japan to improve as the country recovers from the March disaster.  We expect to continue to generate product revenues from Celution® 800/CRS and consumable sales in Europe and we expect to continue to generate product revenues from StemSource® Cell Bank sales and Celution® System translational medical sales in Japan through direct sales and through our distribution partner Green Hospital Supply, from StemSource® banking and research products in the United States and elsewhere through direct sales and through our distribution partner GE Healthcare, and we also expect to generate PureGraft™ System sales in the US and Europe. Additionally, we expect to have Thin Film product revenues, pending regulatory approval, when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Index

Cost of product revenues

Cost of product revenues relate primarily to Celution ® System products and StemSource ® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

Cost of product revenues	$1,092,000	$869,000	$1,916,000	$1,784,000
Share-based compensation	17,000	14,000	34,000	29,000
Total cost of product revenues	$1,109,000	$883,000	$1,950,000	$1,813,000
Total cost of product revenues as % of product revenues	46.0%	42.2%	51.7%	41.6%

•
Cost of product revenues as a percentage of product revenues was 46.0% and 51.7% for the three and six months ended June 30, 2011 and 42.2% and 41.6% for the three and six months ended June 30, 2010, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and overhead allocation.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

Development (Olympus)	$—	$—	$1,231,000	$2,122,000
Research grant and other	11,000	7,000	15,000	28,000
Total	$11,000	$7,000	$1,246,000	$2,150,000

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

The future:  We may recognize additional development revenues during 2011, as the anticipated completion for the next milestone of our Joint Venture and other Olympus performance obligations is in 2011.  If we are successful in completing these activities, we may recognize approximately $200,000 in development revenues during second half of 2011.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Index

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

General research and development	$2,633,000	$1,760,000	$5,205,000	$3,459,000
Development milestone (Joint Venture)	324,000	436,000	680,000	864,000
Share-based compensation	114,000	105,000	233,000	223,000
Total research and development expenses	$3,071,000	$2,301,000	$6,118,000	$4,546,000

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.  These expenses, in conjunction with continued development efforts related to our Celution ® System, result primarily from the broad expansion of our research and development efforts enabled by the funding we received from Olympus in 2005 and 2006 and from other investors during the last few years.

The increase in research and development expenses for the three and six months ended June 30, 2011 as compared to the same periods in 2010 is primarily due to the initiation of our ADVANCE cardiac trial in Europe.

Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices, including the next generation Celution ® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.  The following table summarizes the components of our Joint Venture expenses for the three and six months ended June 30, 2011, and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

Labor and related benefits	$100,000	$295,000	$309,000	$560,000
Consulting and other professional services	214,000	122,000	356,000	277,000
Supplies	—	—	—	1,000
Other miscellaneous	10,000	19,000	15,000	26,000
Total	$324,000	$436,000	$680,000	$864,000

The future.  We expect research and development expenditures to remain relatively stable through the remainder of 2011.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

International sales and marketing	$3,467,000	$2,237,000	$6,446,000	$4,046,000
Share-based compensation	249,000	188,000	496,000	378,000
Total sales and marketing expenses	$3,716,000	$2,425,000	$6,942,000	$4,424,000

Index

The increase in sales and marketing expense for the three and six months ended June 30, 2011 as compared to the same period in 2010 was mainly attributed to the increase in salary and related benefits expense (excluding share-based compensation) of $803,000 and $1,463,000, an increase in travel related expenses of $162,000 and $263,000, and an increase in professional services of $125,000 and $277,000, respectively, which are due to our emphasis in seeking strategic alliances and/or co-development partners.

The future.   We expect a reduction in sales and marketing expense during the remainder of 2011, as our core sales and marketing infrastructure has been built and we are emphasizing efficiencies.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

General and administrative	$3,687,000	$2,657,000	$6,734,000	$5,433,000
Share-based compensation	460,000	395,000	958,000	838,000
Total general and administrative expenses	$4,147,000	$3,052,000	$7,692,000	$6,271,000

The increase in general and administrative expenses (excluding share-based compensation) for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was due primarily due to an increase in professional services (such as consulting and compliance expenses) of $635,000 and $940,000, and an increase in salary and related benefits expense (excluding share-based compensation) of $207,000 and $357,000, respectively.

The future.  We expect general and administrative expenses to remain stable though the remainder of 2011.

Share-based compensation expenses

Stock-based compensation expenses include charges related to options issued to employees, directors and non-employees.  We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees.  Such expense is recognized over the period of time that employees provide service to us and earn all rights to the awards.

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

Cost of product revenues	$17,000	$14,000	$34,000	$29,000
Research and development-related	114,000	105,000	233,000	223,000
Sales and marketing-related	249,000	188,000	496,000	378,000
General and administrative-related	460,000	395,000	958,000	838,000
Total share-based compensation	$840,000	$702,000	$1,721,000	$1,468,000

Most of the share-based compensation expenses in the three and six months ended June 30, 2011 and 2010 related to the vesting of stock option awards to employees.

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

Index

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011. The awards provide employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: obtaining certain FDA clearance or approval (40%), achieving a targeted revenue increase for the fiscal year ended December 31, 2011 (20%), and entering into a major collaboration for development and/or commercialization of the Company’s products (40%).  To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following January 1, 2012.  Once earned, the awards will remain unvested until January 1, 2013. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards. No compensation expense was recognized related to these awards during the three and six months ended June 30, 2011 because the performance criteria have not been met, nor has the Compensation Committee exercised its discretion in determining if partial awards will be granted.  The following table summarizes activity with respect to such awards during the six months ended June 30, 2011:

	Options	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2011	0
Granted	246,225	$5.82
Vested	0
Cancelled/forfeited	0
Outstanding at June 30, 2011	246,225	$5.82
Vested at June 30, 2011	0

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

The future.  We expect to continue to grant options (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of June 30, 2011, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $8,485,000. These costs are expected to be recognized over a weighted average period of 1.81 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

Change in fair value of warrant liability	$(5,649,000)	$(1,461,000)	$(2,178,000)	$(3,628,000)

The future .  Future changes in the fair value of the warrant liability will be recognized currently in earnings until such time as the warrants are exercised or expire.

Index

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

Change in fair value of put option liability	$400,000	$(60,000)	$110,000	$200,000

The future .  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010

Interest income	$1,000	$2,000	$4,000	$3,000
Interest expense	(696,000)	(254,000)	(1,434,000)	(530,000)
Other income (expense)	(15,000)	(49,000)	(62,000)	(125,000)
Total	$(710,000)	$(301,000)	$(1,492,000)	$(652,000)

•	Interest income remained comparable for the three and six months ended June 30, 2011 as compared to the same period in 2010.

•
Interest expense increased for the three and six months ended June 30, 2011 as compared to the same period in 2010 due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $20.0 million term loan.  During the second quarter of 2010, we entered into an Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded a term loan in the amount of $20.0 million on June 14, 2010, and which refinanced the remaining balance of the term loan from 2008.

•	The changes in other income (expense) in the three and six months ended June 30, 2011 as compared to the same period in 2010 resulted primarily from changes in foreign currency exchange rates.

The future.   Interest income earned in the remainder of 2011 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense for the remainder of 2011 to increase as we continue to pay interest on the $20.0 million term loan that funded in June 2010.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,

	2011	2010	2011	2010
Equity loss in investment	$(56,000)	$(34,000)	$(102,000)	$(55,000)

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

Index

The future .  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  Over the next one to two years, the Joint Venture is expected to incur labor costs related to the development of our second generation commercial system as well as general and administrative expenses, offset by royalty and other revenue expected to be generated by our current Celution® 800/CRS and future generation devices.  Though we have no obligation to do so, we plan to contribute funding to the Joint Venture to cover any costs should the Joint Venture deplete its cash balance.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Cash and cash equivalents	$33,229,000	$52,668,000

Current assets	$40,430,000	$58,953,000
Current liabilities	15,612,000	13,223,000
Working capital	$24,818,000	$45,730,000

We incurred net losses of $5,138,000 and $17,209,000 for the three and six months ended June 30, 2011 and 5,377,000 and $7,827,000 for the three and six months ended June 30, 2010, respectively.  We have an accumulated deficit of $227,207,000 as of June 30, 2011.  Additionally, we have used net cash of $19,532,000 and $11,901,000 to fund our operating activities for the six months ended June 30, 2011 and 2010, respectively.  To date these operating losses have been funded primarily from outside sources of invested or borrowed capital.

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

The following summarizes our contractual obligations and other commitments at June 30, 2011, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$18,901,000	$8,917,000	$9,943,000	$41,000	$—
Interest commitment on long-term obligations	1,898,000	1,394,000	500,000	4,000	—
Operating lease obligations	6,284,000	1,650,000	2,770,000	1,864,000	—
Minimum purchase requirements	425,000	425,000	—	—	—
Pre-clinical research study obligations	90,000	90,000	—	—	—
Clinical research study obligations	12,400,000	3,000,000	9,400,000	—	—
Total	$39,998,000	$15,476,000	$22,613,000	$1,909,000	$—

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2011 and 2010 is summarized as follows:

	For the six months ended June 30,
	2011	2010

Net cash used in operating activities	$(19,532,000)	$(11,901,000)
Net cash used in investing activities	(433,000)	(678,000)
Net cash provided by financing activities	526,000	37,825,000

Index

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $15,615,000 for the six months ended June 30, 2011.  The operating cash impact of this loss was $19,532,000, after adjusting for the recognition of non-cash development revenue of $1,231,000,  the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation and amortization, change in fair value of option liabilities and warrants, changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2011 resulted from cash outflow for purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2010 resulted from cash outflow for investment in joint venture and purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2011 related to proceeds from exercise of warrants and employee stock options of $2,756,000 offset by the principal payments on long-term obligations of $2,230,000.

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

Index

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

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of June 30, 2011.  We test this goodwill at least annually, as of November 30, for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

No impairment triggering events occurred during the three and six months ended June 30, 2011 that would require us to perform an impairment test.

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

Index

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

Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at June 30, 2011 or for the period then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

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

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of June 30, 2011, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three and six months ended June 30, 2011, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar are not expected to result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Index

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 . Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2011, we were not a party to any material legal proceeding.

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

We have never been profitable on an operational basis and expect significant operating losses for the next few years

We have incurred net operating losses in each year since we started business.  As our focus on the Celution ® System platform and development of therapeutic applications for its cellular output has increased, losses have resulted primarily from expenses associated with research and development activities and general and administrative expenses.  While we work continuously to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and that recurring operating expenses will be at high levels for the next several years, in order to perform clinical trials, additional pre-clinical research, product development, and marketing.  As a result of our historic losses, we have been, and are likely to continue to be, reliant on raising outside capital to fund our operations as discussed in the prior risk factor.

Our business strategy is high-risk

We are focusing our resources and efforts primarily on development of the Celution ® System family of products and the therapeutic applications of its cellular output, which requires extensive cash needs for research, development, and commercialization activities.  This is a high-risk strategy because there is no assurance that our products will ever become commercially viable (commercial risk), that we will prevent other companies from depriving us of market share and profit margins by selling products based on our inventions and developments (legal risk), that we will successfully manage a company in a new area of business (regenerative medicine) and on a different scale than we have operated in the past (operational risk), that we will be able to achieve the desired therapeutic results using stem and regenerative cells (scientific risk), or that our cash resources will be adequate to develop our products until we become profitable, if ever (financial risk).  We are using our cash in one of the riskiest industries in the economy (strategic risk).  This may make our stock an unsuitable investment for many investors.

We must keep our joint venture with Olympus operating smoothly

Our business depends in part on keeping our Joint Venture collaboration with Olympus operating smoothly and efficiently.  We have given Olympus-Cytori, Inc. an exclusive license to manufacture future generation Celution ® System devices.  If Olympus-Cytori, Inc. does not successfully develop and manufacture these devices, we may not be able to commercialize these devices successfully into the market.  In addition, future disruption or breakup of our relationship would be extremely costly to our reputation, in addition to causing many serious practical problems.

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

Index

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

Most potential applications of our technology are pre-commercialization, which subjects us to development and marketing risks

We are in a relatively early stage of the path to commercialization with many of our products.  We believe that our long-term viability and growth will depend in large part on our ability to develop commercial quality cell processing devices and useful procedure-specific consumables, and to establish the safety and efficacy of our therapies through clinical trials and studies.  With our Celution ® System platform, we are pursuing new approaches for reconstructive surgery, preservation of stem and regenerative cells for potential future use, therapies for cardiovascular disease, gastrointestinal disorders and spine and orthopedic conditions.  There is no assurance that our development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.

There is no proven path for commercializing the Celution ® System platform in a way to earn a durable profit commensurate with the medical benefit.  Although we began to commercialize our reconstructive surgery products in Europe and certain Asian markets, and our cell banking products in Japan, Europe, and certain Asian markets in 2008, additional market opportunities for many of our products and/or services are likely to be another two to four years away.

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

We have limited manufacturing experience

We have limited experience in manufacturing the Celution ® System platform or its consumables at a commercial level.  With respect to our Joint Venture, although Olympus is a highly capable and experienced manufacturer of medical devices, there can be no guarantee that the Olympus-Cytori Joint Venture will be able to successfully develop and manufacture the next generation Celution ® System in a manner that is cost-effective or commercially viable, or that development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.

Although we have begun introduction of the Celution ® 800 and the StemSource ® 900-based Cell Bank in 2008, we cannot assure that we will be able to manufacture sufficient numbers of such products to meet the demand, or that we will be able to overcome unforeseen manufacturing difficulties for these sophisticated medical devices, as we await the availability of the Joint Venture next generation Celution ® System.

In the event that the Olympus-Cytori Joint Venture is not successful, Cytori may not have the resources or ability to self-manufacture sufficient numbers of devices and consumables to meet market demand, and this failure may substantially extend the time it would take for us to bring a more advanced commercial device to market. This makes us significantly dependant on the continued dedication and skill of Olympus for the successful development of the next generation Celution ® System.

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

Index

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

We and Olympus-Cytori, Inc. are subject to FDA regulation

As newly developed medical devices, the Celution ® System family of products must receive regulatory clearances or approvals from the FDA and, in many instances, from non-U.S. and state governments prior to their sale.  The Celution ® System family of products is subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs.  Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices.  Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

Index

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

Index

We do not know if the current FDA proposed changes to the 510(k) system will have any material effect on any of our current or future 510(k) applications.

Health Insurance Reimbursement Risks

New and emerging cell therapy and cell banking technologies, such as those provided by the Celution ® System family of products, may have difficulty or encounter significant delays in obtaining health care reimbursement in some or all countries around the world due to the  novelty of our cell therapy and cell banking technology and subsequent lack of existing reimbursement schemes / pathways. Therefore, the creation of new reimbursement pathways may be complex and lengthy with no assurances that such reimbursements will be successful. The lack of health insurance reimbursement or reduced or minimal reimbursement pricing may have a significant impact on our ability to successfully sell our cell therapy and cell banking technology product(s) into a county or region.

Concentration of Sales/ Effects of Japan Crisis

We have a significant concentration of sales in Japan, the United States, and Europe given our early stage of commercialization.  As a result of this regional concentration of sales, changes in the regulatory environment in these countries, or any other countries in which we have a significant concentration of sales, could adversely impact our sales.  If the government of any of these countries significantly curtailed or prohibited the sale of our products, our revenues would be adversely affected. Recently, the earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan have dramatically impacted Japan’s manufacturing capacity and business activities. The long term effect of these issues is still uncertain. While we expect that the situation will stabilize and improve, if it does not, these circumstances could have a materially negative affect our revenues and profitability since our new Celution ® One device is manufactured in Japan, and a substantial portion of our sales have come from Japan.

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

Index

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

Market Acceptance of New Technology

New and emerging cell therapy and cell banking technologies, such as those provided by the Celution ® System family of products, may have difficulty or encounter significant delays in obtaining market acceptance in some or all countries around the world due to the novelty of our cell therapy and cell banking technologies. Therefore, the market adoption of our cell therapy and cell banking technologies may be slow and lengthy with no assurances that significant market adoption will be successful. The lack of market adoption or reduced or minimal market adoption of our cell therapy and cell banking technologies may have a significant impact on our ability to successfully sell our product(s) into a country or region.

We and/or the Joint Venture have to maintain quality assurance certification and manufacturing approvals

The manufacture of our Celution ® System will be, and the manufacture of any future cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners.  The manufacture of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities.  There can be no guarantee that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with QSRs or other requirements and request, or seek remedial action.

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

Index

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

Properties

We currently lease 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California.  The related lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  In connection with this lease, we received a four month rent abatement period and an allowance for leasehold improvements of approximately $300,000.  Additionally, we’ve entered into several lease agreements for international office locations and corporate housing for our employees on international assignments.  For these properties, we pay an aggregate of approximately $151,000 in rent per month.

Staff

 As of June 30, 2011, we had 137 employees, including part-time and full-time employees.  These employees are comprised of 19 employees in manufacturing, 44 employees in research and development, 42employees in sales and marketing and 32 employees in management and finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining unit and we have never experienced an organized work stoppage.

Index

Item 6.  Exhibits

Exhibit No.	Description

10.77
Form Notice and Restricted Stock Award Agreement for grants of performance-based restricted stock awards under the 2004 Equity Incentive Plan (filed as Exhibit 10.1 to our current report on Form 8-K filed on March 4, 2011 and incorporated by reference herein)

10.78
Form of Common Stock Purchase Agreement by and between Cytori Therapeutics, Inc. and Seaside 88, LP, dated July 11, 2011 (filed as Exhibit 10.78 to our current report on Form 8-K filed on July 12, 2011 and incorporated by reference herein)

10.79
First Amendment to Amended and Restated Loan and Security Agreement, dated June 23, 2011, by and among the Company, Oxford Finance LLC, the other lenders party hereto and General Electric Capital Corporation (filed herewith)

1.1
Underwriting Agreement, dated October 8, 2010, between Cytori Therapeutics, Inc. and Jefferies  & Company (filed as Exhibit 1.1 to our Form   8-K Current Report as filed on October 8, 2010 and incorporated by reference herein).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: August 9, 2011		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: August 9, 2011		Mark E. Saad
Chief Financial Officer