Form 10-Q
period 2011-09-30
CYTORI THERAPEUTICS, INC.
filed 2011-11-08
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes   ☐    No  ☒

As of October 31, 2011, there were 55,334,683 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2011	As of December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$40,803,000	$52,668,000
Accounts receivable, net of reserves of $265,000 and $306,000 in 2011 and 2010, respectively	1,967,000	2,073,000
Inventories, net	4,153,000	3,378,000
Other current assets	702,000	834,000

Total current assets	47,625,000	58,953,000

Property and equipment, net	1,788,000	1,684,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	306,000	459,000
Other assets	1,330,000	566,000
Intangibles, net	247,000	413,000
Goodwill	3,922,000	3,922,000

Total assets	$55,568,000	$66,347,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,374,000	$6,770,000
Current portion of long-term obligations	69,000	6,453,000

Total current liabilities	6,443,000	13,223,000

Deferred revenues, related party	4,281,000	5,512,000
Deferred revenues	5,118,000	4,929,000
Warrant liability	1,273,000	4,987,000
Option liability	1,850,000	1,170,000
Long-term deferred rent	468,000	398,000
Long-term obligations, net of discount, less current portion	24,209,000	13,255,000

Total liabilities	43,642,000	43,474,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2011 and 2010	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 54,834,683 and 51,955,265 shares issued and 54,834,683 and 51,955,265 shares outstanding in 2011 and 2010, respectively	55,000	52,000
Additional paid-in capital	247,413,000	232,819,000
Accumulated deficit	(235,542,000)	(209,998,000)

Total stockholders’ equity	11,926,000	22,873,000

Total liabilities and stockholders’ equity	$55,568,000	$66,347,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Product revenues:
Related party	$—	$581,000	$—	$590,000
Third party	2,134,000	938,000	5,908,000	5,286,000
	2,134,000	1,519,000	5,908,000	5,876,000

Cost of product revenues	942,000	920,000	2,893,000	2,733,000

Gross profit	1,192,000	599,000	3,015,000	3,143,000

Development revenues:
Development, related party	—	—	1,231,000	2,122,000
Research grant and other	5,000	65,000	19,000	93,000
	5,000	65,000	1,250,000	2,215,000
Operating expenses:
Research and development	2,830,000	2,480,000	8,948,000	7,026,000
Sales and marketing	3,618,000	2,932,000	10,560,000	7,356,000
General and administrative	3,538,000	3,060,000	11,230,000	9,331,000
Change in fair value of warrant liability	(1,536,000)	1,803,000	(3,714,000)	(1,824,000)
Change in fair value of option liability	570,000	(20,000)	680,000	180,000

Total operating expenses	9,020,000	10,255,000	27,704,000	22,069,000

Operating loss	(7,823,000)	(9,591,000)	(23,439,000)	(16,711,000)

Other income (expense):
Interest income	3,000	3,000	7,000	6,000
Interest expense	(489,000)	(759,000)	(1,923,000)	(1,288,000)
Other income (expense), net	25,000	(27,000)	(36,000)	(152,000)
Equity loss from investment in joint venture	(51,000)	(43,000)	(153,000)	(98,000)

Total other expense	(512,000)	(826,000)	(2,105,000)	(1,532,000)

Net loss	$(8,335,000)	$(10,417,000)	$(25,544,000)	$(18,243,000)

Basic and diluted net loss per common share	$(0.15)	$(0.23)	$(0.48)	$(0.40)

Basic and diluted weighted average common shares	53,900,250	45,905,580	52,775,861	45,185,774

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(25,544,000)	$(18,243,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	621,000	772,000
Amortization of deferred financing costs and debt discount	471,000	449,000
Provision for doubtful accounts	274,000	428,000
Change in fair value of warrant liability	(3,714,000)	(1,824,000)
Change in fair value of option liability	680,000	180,000
Share-based compensation expense	2,578,000	2,294,000
Equity loss from investment in joint venture	153,000	98,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(168,000)	(452,000)
Inventories	(775,000)	(476,000)
Other current assets	132,000	(104,000)
Other assets	(764,000)	(64,000)
Accounts payable and accrued expenses	(396,000)	(72,000)
Deferred revenues, related party	(1,231,000)	(2,122,000)
Deferred revenues	189,000	29,000
Long-term deferred rent	70,000	302,000

Net cash used in operating activities	(27,424,000)	(18,805,000)

Cash flows from investing activities:
Purchases of property and equipment	(458,000)	(473,000)
Cash invested in restricted cash	—	(350,000)
Investment in joint venture	—	(330,000)

Net cash used in investing activities	(458,000)	(1,153,000)

Cash flows from financing activities:
Principal payments on long-term debt	(4,460,000)	(5,454,000)
Proceeds from long-term debt	9,444,000	20,000,000
Debt issuance costs and loan fees	(719,000)	(559,000)
Proceeds from exercise of employee stock options and warrants	2,849,000	7,050,000
Proceeds from sale of common stock and warrants	9,038,000	17,314,000
Costs from sale of common stock and warrants	(135,000)	(518,000)

Net cash provided by financing activities	16,017,000	37,833,000

Net increase (decrease) in cash and cash equivalents	(11,865,000)	17,875,000

Cash and cash equivalents at beginning of period	52,668,000	12,854,000

Cash and cash equivalents at end of period	$40,803,000	$30,729,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,458,000	$724,000
Final payment fee on long-term debt	419,000	205,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid in capital	$267,000	$279,000
Capital equipment lease	$85,000	$—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2010.

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

We incurred net losses of $8,335,000 and $25,544,000 for the three and nine months ended September 30, 2011 and $10,417,000 and $18,243,000 for the three and nine months ended September 30, 2010, respectively.  We have an accumulated deficit of $235,542,000 as of September 30, 2011.  Additionally, we have used net cash of $27,424,000 and $18,805,000 to fund our operating activities for the nine months ended September 30, 2011 and 2010, respectively.  To date these operating losses have been funded primarily from outside sources of invested or borrowed capital.

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

In May 2011, the FASB revised the fair value measurement and disclosure requirements to align the requirements under GAAP and International Financial Reporting Standards (“IFRS”). The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated condensed financial statements.

In September 2011, the FASB issued an update that allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. As of September 30, 2011, we have not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on our consolidated condensed financial statements.

5.	Short-Term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.   After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of September 30, 2011 and December 31, 2010.

Index

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

The fair value of the liability associated with the warrants with this reset feature decreased to $1,273,000 as of September 30, 2011, which resulted in a $1,536,000 and $3,714,000 gain from the change in fair value of warrants for the three and nine months ended September 30, 2011, respectively.

Since these warrants do not qualify for hedge accounting, all future changes in the fair value of the warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using option pricing model using the following assumptions:

	As of September 30, 2011	As of December 31, 2010
Expected term	1.87 years	2.61 years
Common stock market price	$2.95	$5.19
Risk-free interest rate	0.25%	0.82%
Expected volatility	68.96%	86.03%
Resulting fair value (per warrant)	$0.65	$2.50

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the warrants.   The fair value of these warrants also incorporates our assumptions about future equity issuances and their impact to the down-round protection feature.

8.      Long-term Debt

On September 9, 2011 we entered into a Second Amendment to the Amended and Restated Loan and Security Agreement (loan agreement) with General Electric Capital Corporation (GECC), Silicon Valley Bank (SVB) and Oxford Finance Corporation (together, the “Lenders”), pursuant to which the Lenders increased the prior term loan made to the Company to a principal amount of $25.0 million (Term Loan), subject to the terms and conditions set forth in the loan agreement.  The Term Loan accrues interest at a fixed rate of 9.87% per annum.  Pursuant to the loan agreement, we are required to make (i) twelve (12) equal consecutive monthly principal payments of $20,833 on the first day of each calendar month, commencing on October 1, 2011, (ii) twenty-nine (29) equal consecutive monthly principal payments of $825,000 on the first day of each calendar month, commencing on October 1, 2012, and (iii) and one (1) final principal payment of $825,000 on March 1, 2015. In addition, the maturity date of the Term Loan has been extended until March 1, 2015, and at maturity of the Term Loan, the Company will make a final payment fee equal to 5% ($1,250,000) of the Term Loan.  We may incur additional fees if we elect to prepay the Term Loan.  In connection with the Term Loan, on September 9, 2011, we issued to the Lenders warrants to purchase up to an aggregate of 132,891 shares of our common stock at an exercise price of $3.01 per share.  These warrants are immediately exercisable and will expire on September 9, 2018.

The Term Loan amended the Amended and Restated Loan and Security Agreement, of which an aggregate balance of approximately $15.6 million remained outstanding along with a prorated final payment fee of $419,000. The net proceeds of the Term Loan, after payment of lender fees and expenses, were approximately $8.6 million.

Index

We accounted for this amendment as debt modification since the terms of the amended Term Loan and the Original Term Loan were not substantially different and as present value of cash flows of the modified instrument (using a net method of comparing the present value of cash flows related to the lowest common principal balance between the old and the new loans) was within 10% of the original debt instrument.  Accordingly, the fees associated with the amended Term Loan of $300,000 and the existing unamortized debt discount from the Original Term Loan of $332,000 will be amortized as an adjustment of interest expense over the term of the Amended Term Loan using the effective interest method.

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the relative fair value of the warrants as a discount of $267,000 over the term of the loan using the effective interest method, with an effective interest rate of 13.63%. If the maturity of the debt is accelerated due to an event of default, then the amortization would be accelerated. The Term Loan is collateralized by the tangible assets of the company, including a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets; provided however, that if the Company does not maintain certain cash ratios, the security interest automatically will be deemed to include the Company’s intellectual property assets.  As of September 30, 2011, we were in compliance with our financial and non-financial covenants.

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

Beginning in 2011, for sales that include multiple deliverables, such as sales of our StemSource® Cell Bank, we account for products or services (deliverables) separately rather than as a combined unit.  Stem cell banks typically consist of a complex array of equipment and services, including one or more StemSource® devices, a cryogenic freezer, measuring and monitoring equipment, and a database patient tracking system. In addition, we provide installation and training services concurrent with the installation of the bank as well as web hosting, technical and maintenance services, generally for a period of up to one year, subsequent to the date of sale.  The FASB guidance of the Codification establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence (“VSOE”); (b) third-party evidence (“TPE”); or (c) management estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  For our cell bank sales, we establish relative selling prices for all deliverables based on vendor-specific quotes for comparable services when available.  In the absence of VSOE, we use competitor’s products or services considered largely interchangeable with our own or management best estimates.  A substantial amount of consulting services are provided to customers before the equipment installation and training has been completed.  Because these services are typically billed separately and have standalone value to the customer, we treat them as a separate unit of accounting and recognize them as they are earned.  The equipment installation and initial training activities are treated as a single unit of accounting, and future services such as web hosting and ongoing maintenance are deferred and recognized into income during the year following the installation.  There would have been no material impact to our financial statements in 2010 had we applied this guidance retrospectively.  The units of accounting we attribute to our cell bank sales have not changed from our prior methodology, and the pattern and timing of revenue recognition is not affected by the new guidance.

Index

Concentration of Significant Customers

For the nine months ended September 30, 2011, our sales were concentrated in one direct customer and one distributor, which in aggregate comprised 31% of our revenue recognized for the nine months ended September 30, 2011.  Our Asia-Pacific and North America region sales accounted for 68% of our revenue recognized for the nine months ended September 30, 2011.  Additionally, one distributor and one direct customer accounted for 28% of total outstanding accounts receivable as of September 30, 2011.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $0 and $1,231,000 for the three and nine months ended September 30, 2011, respectively.  During 2010, we recognized revenues of $0 and $2,122,000 for the three and nine months ended September 30, 2010, respectively.  All related development costs are expensed as incurred and are included in research and development expense on our statements of operations.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving certain defined and substantive research and development milestones.

Of the amounts received and deferred with respect to Senko, we did not recognize any development revenues in the three and nine months ended September 30, 2011 or 2010, respectively.

Index

10.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	September 30,	December 31,
	2011	2010

Raw materials	$2,250,000	$2,311,000
Work in process	622,000	410,000
Finished goods	1,281,000	657,000
	$4,153,000	$3,378,000

11.	Long-Lived Assets

We assess certain long-lived assets, such as property and equipment and intangible assets other than goodwill, for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable.  Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount.  Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense.  During the three and nine months ended September 30, 2011 and 2010, we had no impairment losses associated with our long-lived assets.

12.	Share-Based Compensation

During the third quarter of 2011, we made a company-wide option grant to our non-executive employees to purchase an aggregate of up to 197,700 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value of the awards was $2.34 per share.  The resulting share-based compensation expense of $463,000, net of estimated forfeitures, will be recognized as expense over the employees’ respective vesting periods.

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

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011. The awards provide employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: obtaining certain FDA clearance or approval (40%), achieving a targeted revenue increase for the fiscal year ended December 31, 2011 (20%), and entering into a major collaboration for development and/or commercialization of the Company’s products (40%).  To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following January 1, 2012.  Once earned, the awards will remain unvested until January 1, 2013. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards.  No compensation expense was recognized related to these awards during the three and nine months ended September 30, 2011 because the Compensation Committee has not determined that the performance criteria have been met, nor has it exercised its discretion in determining if partial awards will be granted.

Index

The following table summarizes activity with respect to such awards during the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	0
Granted	246,225	$5.82
Vested	0
Cancelled / Forfeited	0
Outstanding at September 30, 2011	246,225	$5.82
Vested at September 30, 2011	0

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2011 and 2010, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 19,503,013 for the three and nine month periods ended September 30, 2011 and 18,851,641 for the three and nine month periods ended September 30, 2010, respectively.

14.	Commitments and Contingencies

We have entered into agreements, which have provisions for cancellation, with various clinical research organizations for pre-clinical and clinical development studies. Under the terms of these agreements, the vendors provide a variety of services including, but not limited to, conducting pre-clinical and clinical development research, recruiting and enrolling patients, monitoring studies, and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current schedules of pre-clinical and clinical studies in progress.  As of September 30, 2011, we have pre-clinical research study obligations of $109,000 (which are expected to be fully completed within a year) and clinical research study obligations of $12,100,000 ($2,900,000 of which are expected to be completed within a year).

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

During 2008, we entered into a supply agreement with minimum purchase requirements clause.  As of September 30, 2011, we have remaining minimum purchase obligations of $425,000, all of which is expected to be completed within a year.

During 2010, we entered into lease of 60,118 square feet at 3020 and 3030 Callan Road, San Diego, California.  The related lease agreement bears monthly rent at a rate of $1.75 per square foot, with annual increase of $0.05 per square foot.  The lease term is 64 months, commencing on July 1, 2010 and expiring on October 31, 2015.  Additionally, we’ve entered into several lease agreements for international office locations and corporate housing for our employees on international assignments. As of September 30, 2011, we have remaining lease obligations of $5,763,000 ($1,531,000 of which are expected to be completed within a year).

Index

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

As of September 30, 2011, Olympus holds approximately 7.3% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At September 30, 2011, the carrying value of our investment in the Joint Venture is $306,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three and nine months ended September 30, 2011.  We contributed $330,000 during the three and nine months ended September 30, 2010.

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

At September 30, 2011 and December 31, 2010, the estimated fair value of the Put was $1,850,000 and $1,170,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

Index

The following assumptions were employed in estimating the value of the Put:

	September 30, 2011	December 31, 2010

Expected volatility of Cytori	74.70%	73.00%
Expected volatility of the Joint Venture	74.70%	73.00%
Bankruptcy recovery rate for Cytori	28.00%	28.00%
Bankruptcy threshold for Cytori	$9,983,000	$5,842,000
Probability of a change of control event for Cytori	3.45%	3.43%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	1.92%	3.30%

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

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	September 30, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$32,646,000	$32,646,000	$—	$—

Liabilities:
Put option liability	$(1,850,000)	$—	$—	$(1,850,000)
Warrant liability	$(1,273,000)	$—	$—	$(1,273,000)

	Balance as of	Basis of Fair Value Measurements
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,807,000	$39,807,000	$—	$—

Liabilities:
Put option liability	$(1,170,000)	$—	$—	$(1,170,000)
Warrant liability	$(4,987,000)	$—	$—	$(4,987,000)

Index

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

The following table summarizes the change in our Level 3 put option liability value:

	Nine months ended	Three months ended
Put option liability	September 30, 2011	September 30, 2011

Beginning balance	$(1,170,000)	$(1,280,000)
Decrease (increase) in fair value recognized in operating expenses	(680,000)	(570,000)
Ending balance	$(1,850,000)	$(1,850,000)

	Nine months ended	Three months ended
Put option liability	September 30, 2010	September 30, 2010

Beginning balance	$(1,140,000)	$(1,340,000)
Decrease (increase) in fair value recognized in operating expenses	(180,000)	20,000
Ending balance	$(1,320,000)	$(1,320,000)

Common stock purchase warrants issued in connection with our August 2008 private equity placement do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the option pricing model.  Some of the significant inputs are observable in active markets, such as common stock market price, volatility, and risk free rate.  The fair value of these warrants also incorporate our assumptions about future equity issuances and their impact to the down-round protection feature. Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 warrant liability value:

	Nine months ended	Three months ended
Warrant liability	September 30, 2011	September 30, 2011

Beginning balance	$(4,987,000)	$(2,809,000)
Decrease (increase) in fair value recognized in operating expenses	3,714,000	1,536,000
Ending balance	$(1,273,000)	$(1,273,000)

	Nine months ended	Three months ended
Warrant liability	September 30, 2010	September 30, 2010

Beginning balance	$(6,272,000)	$(2,645,000)
Decrease (increase) in fair value recognized in operating expenses	1,824,000	(1,803,000)
Ending balance	$(4,448,000)	$(4,448,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of September 30, 2011.

17.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2011 and December 31, 2010, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

Index

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

At September 30, 2011 and December 31, 2010, the aggregate fair value and the carrying value of the Company’s fixed rate debt were as follows:

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Fixed rate debt	$24,050,000	$24,163,000	$19,782,000	$19,679,000

Carrying value includes $2,087,000 and $1,321,000 of debt discount as of September 30, 2011 and December 31, 2010, respectively.

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

All of our goodwill is associated with regenerative cell technology, and we determine the fair value of this reporting unit based on a combination of inputs including the market capitalization of the Company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the three and nine months ended September 30, 2011.  Historically, the fair value has significantly exceeded the carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows using market place participant assumptions.  No triggering events occurred during the three and nine months ended September 30, 2011.

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

Index

On July 11, 2011, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 6,326,262 shares of our common stock.  The agreement requires us to issue and Seaside to buy 1,326,262 shares of our common stock at an initial closing and 250,000 shares of our common stock once every two weeks, commencing 30 days after the initial closing, for up to an additional 20 closings, subject to the satisfaction of customary closing conditions. At the initial closing, the offering price was $4.52, which equaled to 88% of our common stock’s volume-weighted average trading prices, or VWAP, during the ten-day trading period immediately prior to the initial closing date, raising approximately $6,000,000 in gross proceeds. At subsequent closings, the offering price will equal 90.25% of our common stock’s volume-weighted average trading prices during the ten-day trading period immediately prior to each subsequent closing date.  We raised approximately $9,038,000 in gross proceeds from the sale of 2,326,262 shares in our scheduled closings through September 30, 2011.

Warrant Adjustments

Our closings with Seaside 88, LP through September 30, 2011, our October 2010 offering of 4,600,000 shares of our common stock and our December 2010 sale of 1,428,571 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of September 30, 2011, the common stock warrants issued on August 11, 2008 are currently exercisable for 1,953,363 shares of our common stock at an exercise price of $5.93 per share.

Other Related Party Transactions

As of September 30, 2011 and December 31, 2010, Green Hospital Supply, Inc., our distribution partner in Japan and a related party, was a beneficial owner of 5.5% and 5.8%, respectively, of our outstanding shares of common stock.

During the three and nine months ended September 30, 2011, we incurred approximately $54,000 and $116,000, respectively, and $43,000 and $163,000 during the three and nine months ended September 30, 2010, respectively, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License/Commercial Agreement with the Olympus -Cytori, Inc. joint venture.  As of September 30, 2011 and December 31, 2010, Olympus Corporation was a beneficial owner of 7.3% and 7.7%, respectively, of our outstanding shares of common stock.

19.	Subsequent Events

We have evaluated events after the balance sheet date of September 30, 2011 and up to the date we filed this report.

Subsequent to the quarter ended September 30, 2011, we completed three scheduled closings with Seaside 88, LP during the period of October 1, 2011 through our filing date raising in aggregate approximately $2,023,000 in gross proceeds from the sale of 750,000 shares of our common stock in connection with the agreement we entered into with Seaside 88, LP on July 11, 2011.

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

These statements include, without limitation, statements about  our anticipated expenditures, including those related to clinical research studies and general and administrative expenses; the potential size of the market for our products, future  development and/or expansion of our products and therapies in our markets, our ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described our filings with the Securities and Exchange Commission and under the “Risk Factors” section in Part II below.

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

Overview

Cytori develops, manufactures, and commercializes innovative medical devices, which enable physicians to practice regenerative medicine and cell therapy worldwide. We have invested more than $200 million into the design and development of our core device, the Celution® System. This device offers patients real-time access to the stem and regenerative cells residing naturally within their own adipose (fat) tissue. These stem and regenerative cells may potentially be used across multiple diseases or conditions resulting from a lack of blood supply (ischemia). Two areas where we are concentrating our efforts include: 1) soft tissue defect repair and enhancement; and 2) cardiovascular disease.

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

Cytori’s strategy is to pursue market access in our lead breast reconstruction and cardiovascular applications.  We have shifted our sales efforts to focus primarily on selling our approved products into the hospital market for reconstructive surgery in Europe and Asia Pacific while working towards obtaining reimbursement in select countries in Europe starting with the United Kingdom. In addition, we continue to generate revenues by opportunistically selling our products in Europe and Asia Pacific for use in elective cosmetic and reconstructive procedures, as well as research and banking.

We believe it is strategically valuable to invest a significant portion of our research and development efforts and resources into seeking Celution® System indications-for-use in cardiovascular disease worldwide. We have completed two European clinical trials, one for chronic myocardial ischemia (PRECISE) and one for acute myocardial infarction (APOLLO). Based on the outcome from the PRECISE study, we are seeking an indication-for-use in Europe for no-option chronic myocardial ischemia patients. If we were to receive an indication-for-use in these no-option patients, we would begin cultivating near-term customer relationships and sales with select European hospitals, which would involve a related investment in sales and marketing activities, as a lead up to a full product launch upon attainment of reimbursement. A multi-center pivotal trial investigating the use of the device and its cell output as a treatment for heart attacks in Europe is currently enrolling. In the U.S., we are seeking to initiate a Pre-Market Approval (PMA) study of the Celution® System for cardiovascular disease, initially for chronic myocardial ischemia.

We also offer two ancillary product lines, StemSource® and PureGraft™.  StemSource® product is being sold as lab equipment outside the US,  where it may be integrated into a comprehensive cell or tissue bank at the customer’s facility.  Our PureGraft™ product line for autologous fat grafting is complementary to our cosmetic and reconstructive surgery business.

For the remainder of 2011, we will continue to pursue market access by seeking various expanded regulatory and marketing approvals of the Celution® System family of products around the globe, as well as reimbursement in the EU. In the U.S. we are pursuing three parallel strategies, which include: the aforementioned goal of commencing a U.S. cardiac PMA study; seeking a Humanitarian Device Exemption (HDE) for a pediatric orphan indication known as Parry-Romberg's Disease, which is characterized by facial wasting in teenage girls, and for which there is currently no generally accepted treatment. In addition, we are in the process of appealing our 510(K) clearance applications for the Celution® System.  The European approval process for the next-generation Celution® System, Celution® One, remains slow but on track.  This version of the system is tailored for the hospital market and will initially be used  as part of our ongoing and anticipated cardiovascular disease clinical trials. We are also seeking to register or gain market approval for our products in various emerging markets, including Asia and South America.

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

Index

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

As of September 30, 2011, the estimated fair value of the Put was $1,850,000.  Fluctuations in the estimated Put value are recorded in the statements of operations as a component of change in fair value of option liability.  The estimated fair value of the Put has been recorded as a long-term liability on the consolidated condensed balance sheets in the caption option liability.

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

We have worked closely with Olympus’ team of scientists and engineers to design the future generations of the Celution ® System so that it will contain certain product enhancements and so it can be manufactured in a streamlined manner.

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture which provides us the ability to commercially launch the Celution ® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements.  Subsequently, in November 2007, we amended the License/Commercial Agreement to substantially incorporate the terms of the Royalty Agreement (effective on the expiration of the Royalty Agreement) to continue to allow us to manufacture the Cytori-developed Celution ® System platform, including the Celution ® 800/CRS, until such  time as the Joint Venture’s products are commercially available for the same market served by the Cytori platform, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

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

Index

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

Under the Distribution Agreement, we will also be entitled to earn additional payments from Senko based on achieving defined milestones.  On September 28, 2004, we notified Senko of completion of the initial regulatory application to the MHLW for the Thin Film product.  As a result, we became entitled to a nonrefundable payment of $1,250,000, which we received in October 2004 and recorded as a component of deferred revenues.  We did not recognize any development revenues with respect to Senko during the three and nine months ended September 30, 2011 or 2010.  To date we have recognized a total of $371,000 in development revenues (all of which was recognized prior to 2008) related to this agreement.

Results of Operations

Our overall net losses for the three and nine months ended September 30, 2011 were $8,335,000 and $25,544,000 as compared to the losses for the three and nine months ended September 30, 2010 were $10,417,000 and $18,243,000, respectively.  The fluctuation in the losses for the three and nine months ended September 30, 2011 as compared to the losses for the three and nine months ended September 30, 2010 is primarily due to the non-cash fair value estimates of our warrant liability, recognition of non-cash development revenue of $1,231,000 during first quarter of 2011 as compared to recognition of non-cash development revenue of $2,122,000 of during first quarter of 2010, offset by an increase in operating expenses.

Product revenues

Product revenues consisted of revenues primarily from our Celution ® System products and StemSource ® Cell Banks.

The following table summarizes the components for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

Related party	$—	$581,000	$—	$590,000
Third party	2,134,000	938,000	5,908,000	5,286,000
Total product revenues	$2,134,000	$1,519,000	$5,908,000	$5,876,000
% attributable to Green Hospital Supply, Inc.	—	37.8%	—	9.9%
% attributable to Olympus	—	0.5%	—	0.1%

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

Our product sales in the current year were significantly impacted by the major earthquake, tsunami and the aftermath that occurred in Japan in March.  A significant portion of our customer base is located in Japan and thus the natural disaster affected our sales during the three and nine months ended September 30, 2011.

The future.  We expect product sales in Japan to improve as the country recovers from the March disaster.  We expect to continue to generate product revenues from Celution® 800/CRS and consumable sales in Europe and we expect to continue to generate product revenues from StemSource® cell bank sales and Celution® System translational medical sales in Japan through direct sales and through our distribution partner Green Hospital Supply, and we also expect to generate PureGraft™ System sales in the US and Europe. Additionally, we expect to have Thin Film product revenues, pending regulatory approval, when commercialization of the Thin Film products in Japan occurs and we begin Thin Film shipments to Senko.

Index

Cost of product revenues

Cost of product revenues relate primarily to Celution ® System products and StemSource ® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

Cost of product revenues	$926,000	$906,000	$2,842,000	$2,690,000
Share-based compensation	16,000	14,000	51,000	43,000
Total cost of product revenues	$942,000	$920,000	$2,893,000	$2,733,000
Total cost of product revenues as % of product revenues	44.1%	60.6%	49.0%	46.5%

•
Cost of product revenues as a percentage of product revenues was 44.1% and 49.0% for the three and nine months ended September 30, 2011 and 60.6% and 46.5% for the three and nine months ended September 30, 2010, respectively.  Fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.  Additionally, we expect to incur costs related to our MacroPore products if and when commercialization is achieved for our Japan Thin Film product line.

Development revenues

The following table summarizes the components of our development revenues for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

Development (Olympus)	$—	$—	$1,231,000	$2,122,000
Service plan and other	5,000	65,000	19,000	93,000
Total	$5,000	$65,000	$1,250,000	$2,215,000

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

The future:  We may recognize additional development revenues during 2011, as the anticipated completion for the next milestone of our Joint Venture and other Olympus performance obligations is in 2011.  If we are successful in completing these activities, we may recognize approximately $100,000 in development revenues during the remainder of 2011.  The exact timing of when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  The cash for these contributions and obligations was received when the agreement was signed and no further related cash payments will be made to us.

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

Index

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

General research and development	$2,324,000	$1,617,000	$7,528,000	$5,076,000
Development milestone (Joint Venture)	371,000	743,000	1,051,000	1,607,000
Share-based compensation	135,000	120,000	369,000	343,000
Total research and development expenses	$2,830,000	$2,480,000	$8,948,000	$7,026,000

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

The increase in research and development expenses for the three months ended September 30, 2011 as compared to the same period in 2010 was mainly attributed to the increase in salary and related benefits expense (excluding share-based compensation) of $227,000.  The increase in research and development expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 was mainly attributed to the increase in salary and related benefits expense (excluding share-based compensation) of $746,000 and an increase in clinical study expense of $819,000 as a result of the initiation of our ADVANCE cardiac trial in Europe.

Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices, including the next generation Celution ® System.  These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets.  The following table summarizes the components of our Joint Venture expenses for the three and nine months ended September 30, 2011, and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

Labor and related benefits	$125,000	$293,000	$434,000	$853,000
Consulting and other professional services	246,000	446,000	602,000	723,000
Supplies	—	1,000	—	2,000
Other miscellaneous	—	3,000	15,000	29,000
Total	$371,000	$743,000	$1,051,000	$1,607,000

The future.  We expect research and development expenditures to remain relatively stable through the remainder of 2011.

Index

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

International sales and marketing	$3,383,000	$2,676,000	$9,829,000	$6,722,000
Share-based compensation	235,000	256,000	731,000	634,000
Total sales and marketing expenses	$3,618,000	$2,932,000	$10,560,000	$7,356,000

The increase in sales and marketing expense for the three and nine months ended September 30, 2011 as compared to the same period in 2010 was mainly attributed to the increase in salary and related benefits expense (excluding share-based compensation) of $419,000 and $1,882,000, an increase in travel related expenses of $63,000 and $326,000, and an increase in professional services of $203,000 and $479,000, respectively, which are due to our emphasis in seeking strategic alliances and/or co-development partners.

The future.   We expect sales and marketing expenses to remain stable through the remainder of 2011.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

General and administrative	$3,069,000	$2,624,000	$9,803,000	$8,057,000
Share-based compensation	469,000	436,000	1,427,000	1,274,000
Total general and administrative expenses	$3,538,000	$3,060,000	$11,230,000	$9,331,000

The increase in general and administrative expenses (excluding share-based compensation) for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was primarily due to an increase in professional services (such as consulting and compliance expenses) of $73,000 and $1,012,000, and an increase in salary and related benefits expense (excluding share-based compensation) of $74,000 and $431,000, respectively.

The future.  We expect general and administrative expenses to remain stable through the remainder of 2011.

Share-based compensation expenses

Stock-based compensation expenses include charges related to options issued to employees, directors and non-employees.  We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees.  Such expense is recognized over the period of time that employees provide service to us and earn all rights to the awards.

Index

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

Cost of product revenues	$16,000	$14,000	$51,000	$43,000
Research and development-related	135,000	120,000	369,000	343,000
Sales and marketing-related	235,000	256,000	731,000	634,000
General and administrative-related	469,000	436,000	1,427,000	1,274,000
Total share-based compensation	$855,000	$826,000	$2,578,000	$2,294,000

Most of the share-based compensation expenses in the three and nine months ended September 30, 2011 and 2010 related to the vesting of stock option awards to employees.

During the third quarter of 2011, we made a company-wide option grant to our non-executive employees to purchase an aggregate of up to 197,700 shares of our common stock, subject to a four-year vesting schedule. The grant date fair value of the awards was $2.34 per share.  The resulting share-based compensation expense of $463,000, net of estimated forfeitures, will be recognized as expense over the employees’ respective vesting periods.

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

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011. The awards provide employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: obtaining certain FDA clearance or approval (40%), achieving a targeted revenue increase for the fiscal year ended December 31, 2011 (20%), and entering into a major collaboration for development and/or commercialization of the Company’s products (40%).  To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following January 1, 2012.  Once earned, the awards will remain unvested until January 1, 2013. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards. No compensation expense was recognized related to these awards during the three and nine months ended September 30, 2011 because the Compensation Committee has not determined that the performance criteria has been met, nor has it exercised its discretion in determining if partial awards will be granted.  The following table summarizes activity with respect to such awards during the nine months ended September 30, 2011:

	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2011	0
Granted	246,225	$5.82
Vested	0
Cancelled/forfeited	0
Outstanding at September 30, 2011	246,225	$5.82
Vested at September 30, 2011	0

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

The future.  We expect to continue to grant options (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of September 30, 2011, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $8,090,000. These costs are expected to be recognized over a weighted average period of 1.79 years.

Index

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Change in fair value of warrant liability	$(1,536,000)	$1,803,000	$(3,714,000)	$(1,824,000)

The future .  Future changes in the fair value of the warrant liability will be recognized currently in earnings until such time as the warrants are exercised or expire.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Change in fair value of put option liability	$570,000	$(20,000)	$680,000	$180,000

The future .  The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010

Interest income	$3,000	$3,000	$7,000	$6,000
Interest expense	(489,000)	(759,000)	(1,923,000)	(1,288,000)
Other income (expense)	25,000	(27,000)	(36,000)	(152,000)
Total	$(461,000)	$(783,000)	$(1,952,000)	$(1,434,000)

•	Interest income remained comparable for the three and nine months ended September 30, 2011 as compared to the same period in 2010.

•
Interest expense fluctuated for the three and nine months ended September 30, 2011 as compared to the same period in 2010 due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $20.0 million term loan.  Additionally, during the third quarter of 2011, we entered into a second amendment to the Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded an additional principal increasing the total principal balance to $25.0 million on September 9, 2011.

•	The changes in other income (expense) in the three and nine months ended September 30, 2011 as compared to the same period in 2010 resulted primarily from changes in foreign currency exchange rates.

Index

The future.   Interest income earned in the remainder of 2011 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense for the remainder of 2011 to increase as we continue to pay interest on the $25.0 million term loan that funded in September 2011.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,

	2011	2010	2011	2010
Equity loss in investment	$(51,000)	$(43,000)	$(153,000)	$(98,000)

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Cash and cash equivalents	$40,803,000	$52,668,000

Current assets	$47,625,000	$58,953,000
Current liabilities	6,443,000	13,223,000
Working capital	$41,182,000	$45,730,000

We incurred net losses of $8,335,000 and $25,544,000 for the three and nine months ended September 30, 2011 and $10,417,000 and $18,243,000 for the three and nine months ended September 30, 2010, respectively.  We have an accumulated deficit of $235,542,000 as of September 30, 2011.  Additionally, we have used net cash of $27,424,000 and $18,805,000 to fund our operating activities for the nine months ended September 30, 2011 and 2010, respectively.  To date these operating losses have been funded primarily from outside sources of invested or borrowed capital.

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

Index

The following summarizes our contractual obligations and other commitments at September 30, 2011, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$26,367,000	$279,000	$19,852,000	$6,236,000	$—
Interest commitment on long-term obligations	5,676,000	2,479,000	3,050,000	147,000	—
Operating lease obligations	5,763,000	1,531,000	2,711,000	1,521,000	—
Minimum purchase requirements	425,000	425,000	—	—	—
Pre-clinical research study obligations	109,000	109,000	—	—	—
Clinical research study obligations	12,100,000	2,900,000	6,800,000	2,400,000	—
Total	$50,440,000	$7,723,000	$32,413,000	$10,304,000	$—

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2011 and 2010 is summarized as follows:

	For the nine months ended September 30,
	2011	2010

Net cash used in operating activities	$(27,424,000)	$(18,805,000)
Net cash used in investing activities	(458,000)	(1,153,000)
Net cash provided by financing activities	16,017,000	37,833,000

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $23,439,000 for the nine months ended September 30, 2011.  The operating cash impact of this loss was $27,424,000, after adjusting for the recognition of non-cash development revenue of $1,231,000,  the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation and amortization, change in fair value of option liabilities and warrants, changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2011 resulted from cash outflow for purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2010 resulted from cash outflow for investment in joint venture, purchases of property and equipment and investment in restricted cash and cash equivalents.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2011 related primarily to a sale of 2,326,262 shares for approximately $9,038,000  in gross proceeds in connection with common stock purchase agreement with Seaside entered into on July 11, 2011 and proceeds from exercise of warrants and employee stock options of $2,849,000.  Additionally, in September 2011, we entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with Lenders pursuant to which the Lenders increased the prior term loan made to the Company to a principal amount of $25,000,000 with proceeds of $9,444,000 in additional principal, before debt issuance costs and loan fees.

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

Warrant Liability

See Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of warrant liability.

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

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of September 30, 2011.  We test this goodwill at least annually, as of November 30, for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

No impairment triggering events occurred during the three and nine months ended September 30, 2011 that would require us to perform an impairment test.

Variable Interest Entity (Olympus-Cytori Joint Venture)

A variable interest entity, or VIE, must be consolidated by its primary beneficiary.  Evaluating whether an entity is a VIE and determining its primary beneficiary involves significant judgment.

We concluded that the Olympus-Cytori Joint Venture was a VIE based on the following factors:

Index

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

Had we consolidated the Joint Venture, though, there would be no effect on our net loss or shareholders’ equity at September 30, 2011 or for the period then ended.  However, certain balance sheet and income statement captions would have been presented in a different manner.  For instance, we would not have presented a single line item entitled investment in joint venture in our balance sheet but, instead, would have performed a line by line consolidation of each of the Joint Venture’s accounts into our financial statements.

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

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of September 30, 2011, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Index

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three and nine months ended September 30, 2011, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 . Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2011, we were not a party to any material legal proceeding.

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

Index

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

Our joint venture and relationship with Olympus are important to us

Our business depends in part on keeping our business relationship with Olympus Corporation and our Joint Venture collaboration operating smoothly and efficiently.  We have given Olympus-Cytori, Inc. an exclusive license to manufacture future generation Celution ® System devices.  If Olympus-Cytori, Inc. does not successfully develop and manufacture these devices, we may not be able to commercialize these devices successfully into the market.  Failure to commercialize these future generation devices, or any significant disruption of our relationship or our business activity with Olympus, in particular around our Joint Venture collaboration, could be harmful to our business.

Index

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

Furthermore, under a License/Joint Development Agreement among Olympus-Cytori, Inc., Olympus, and us, Olympus may have a significant role in the development of Olympus-Cytori, Inc.’s next generation devices.  Although Olympus has extensive experience in developing medical devices, this arrangement has resulted in a reduction of our control over the development and manufacturing of the next generation devices.  Any disruption of activity by Olympus in connection with our business relationship and/or the development of Olympus-Cytori’s next generation devices and our Joint Venture could be harmful to our business.

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

Index

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

In the event that the Olympus-Cytori Joint Venture is not successful, Cytori may not have the resources or ability to self-manufacture sufficient numbers of devices and consumables to meet market demand, and this failure may substantially extend the time it would take for us to bring a more advanced commercial device to market. This makes us significantly dependant on the continued dedication and skill of Olympus for the successful development of future generation Celution ® Systems.

Index

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

Index

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5.  Other Information

Properties

Effective November 4, 2011, we have amended the terms of our lease at 3020 and 3030 Callan Road, San Diego, California, expanding the square footage and extending the term.  The Lease Amendment increases the square footage of our facility from 60,118 to 77,585 square feet, and extends the term of the lease two additional years through October 31, 2017.  The Amended lease bears monthly rent at a rate of $1.80 per square foot, with annual increase of $0.05 per square foot.  We will receive a 50% rent abatement for the additional 17,467 square feet over the next two years, and we will receive a tenant improvement allowance as well.

Index

Item 6.  Exhibits

Exhibit No.	Description

10.80
Second Amendment to the Amended and Restated Loan and Security Agreement, dated September 9, 2011, by and among the Company, General Electric Capital Corporation, and the other lenders signatory thereto (filed as Exhibit 10.80 to our current report on Form 8-K filed on September 15, 2011 and incorporated by reference herein)

10.81
Promissory Note issued by the Company in favor of General Electric Capital Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated September 9, 2011 (filed as Exhibit 10.81 to our current report on Form 8-K filed on September 15, 2011 and incorporated by reference herein)

10.82
Promissory Note issued by the Company in favor of Silicon Valley Bank or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated September 9, 2011 (filed as Exhibit 10.82 to our current report on Form 8-K filed on September 15, 2011 and incorporated by reference herein)

10.83
Promissory Note issued by the Company in favor of Oxford Financial Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated September 9, 2011 (filed as Exhibit 10.83 to our current report on Form 8-K filed on September 15, 2011 and incorporated by reference herein)

10.84
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of GE Capital Equity Investments, Inc., pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011(filed as Exhibit 10.84 to our current report on Form 8-K filed on September 15, 2011 and incorporated by reference herein)

10.85
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of Silicon Valley Bank, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011 (filed as Exhibit 10.85 to our current report on Form 8-K filed on September 15, 2011 and incorporated by reference herein)

10.86
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011(filed as Exhibit 10.86 to our current report on Form 8-K filed on September 15, 2011 and incorporated by reference herein)

10.87
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011(filed as Exhibit 10.87 to our current report on Form 8-K filed on September 15, 2011 and incorporated by reference herein)

10.88	First Amendment to Lease Agreement entered into on November 4, 2011, between HCP Callan Rd, LLC. and the Company (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 8, 2011		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 8, 2011		Mark E. Saad
Chief Financial Officer