Form 10-K
period 2011-12-31
CYTORI THERAPEUTICS, INC.
filed 2012-03-13
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $227,294,414 based on the closing sales price of the registrant’s common stock on June 30, 2011 as reported on the Nasdaq Global Market, of $4.79 per share.

As of February 29, 2012, there were 57,928,606 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, within 120 days after the registrant’s fiscal year end of December 31, 2011, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

Item 1. Business

General

Cytori Therapeutics, Inc. is developing cell therapies based on autologous adipose-derived stem and regenerative cells (ADRCs) to treat cardiovascular disease and repair soft tissue defects. Our scientific data suggest ADRCs improve blood flow, moderate the immune response and keep tissue at risk of dying alive. As a result, we believe these cells can be applied across multiple “ischemic” conditions. These therapies are made available by our proprietary device, the Celution® System, which automates the extraction and preparation of clinical grade ADRCs at the point-of-care.

Clinical Pipeline: Cardiovascular Disease

The most advanced therapeutic application in our clinical pipeline is for cardiovascular disease. We are pursuing applications for ADRCs in chronic myocardial ischemia (heart failure) and acute myocardial infarction (heart attacks).

We completed our PRECISE clinical trial in patients with chronic myocardial ischemia, a severe form of coronary artery disease. Primary six-month outcomes and longer-term 18-month data showing safety and sustained improvement in cardiac functional capacity (mVO2) were reported in 2010. Based on this data, in 2011 we applied for approval in Europe to expand the Celution® CE Mark (currently approved for general processing, breast reconstruction and other soft tissue claims) to include patients with no-option chronic myocardial ischemia (CMI). We anticipate a regulatory body decision on that application in 2012.

In December 2011, Cytori filed an Investigational Device Exemption (IDE) application with the Food and Drug Administration (FDA) for the ATHENA U.S. safety and feasibility trial for no-option CMI patients. Subsequent to the end of the year, we received approval to initiate the trial. The ATHENA trial is a multi-center, randomized, double blind, placebo controlled, safety and feasibility trial that will enroll up to 45 patients.

In 2011, we received approval for and initiated ADVANCE, our European trial for acute heart attack patients. ADVANCE is a prospective, randomized, placebo controlled, double-blind clinical trial that will enroll up to 360 patients with myocardial infarction in up to 35 treatment centers, predominately in Europe. It was designed based on the results of our APOLLO safety and feasibility trial for a similar patient population. Long-term, 18-month data from the APOLLO trial demonstrated safety and sustained improvement in infarct size and perfusion.

Commercial Business

Soft Tissue:

Commercial efforts are focused primarily on breast reconstruction. Our RESTORE-2 partial mastectomy reconstruction trial demonstrated high level of patient and physician satisfaction with treatment outcomes at 6-months that were sustained at 12-months. Blinded analysis of MRI images by an independent core laboratory confirmed objective improvements in breast shape and defect shape after treatment.

Our primary focus is to obtain reimbursement for the Celution® System consumable for cell-enriched breast reconstruction. These efforts are most advanced in the UK, while efforts to target other G5 countries are also underway. Additionally we are seeking both approval and reimbursement in Japan. Securing reimbursement will allow us optimal conditions to formally launch our product in the respective countries.

In Europe, the Celution® 800 System has CE Mark approval for certain soft tissue procedures including breast reconstruction. The System is currently offered on a pre-launch basis within the EU and select countries in Europe and Asia through a combination of direct sales and distributor-based sales channels.

Research:

We sell our products to researchers at academic centers and hospitals to fulfill the demand for access to stem and regenerative cells at the point-of-care. Certain researchers have chosen to study patient outcomes in specific indications to understand the benefit of these cells under their own independently sponsored studies. Our customers are investigating a broad array of applications including stress urinary incontinence, wound healing, fistula repair, burn, facial wasting, liver insufficiency, radiation injury, bone regeneration, kidney disease, spinal disc injury, periodontal disease, vocal cord paralysis and peripheral vascular disease.

Cell & Tissue Banking

We currently sell our StemSource® Banking line, encompassing three product configurations, to hospitals, plastic surgery clinics, tissue banks, and stem cell banking companies worldwide (outside the U.S.). Customers can purchase banks that enable ADRC banking, ADRC and adipose tissue banking, or tissue banking alone.

We market StemSource® Banks worldwide through a combination of distributors and direct sales. We remain responsible for manufacturing and sourcing all necessary equipment, including but not limited to cryopreservation chambers, cooling and thawing devices, cell banking protocols and the proprietary software and database application.

Other Products

Cytori is also commercializing products to meet the demand for best-in-class autologous fat grafting. Our Puregraft® System is designed to streamline the fat graft preparation process by selectively washing and filtering the tissue to remove contaminants in a closed, sterile field. Puregraft® was cleared for sale in the U.S. and approved for sale in the EU in January and July 2010, respectively, and is currently being sold for and used in fat grafting procedures in both reconstructive and cosmetic procedures.

We offer a range of ancillary products designed to optimize tissue harvest and graft delivery. Among the offerings is the Celbrush®, a surgical instrument for precise delivery of micro droplets that was launched in 2009. Sold separately and in combination with other items, the Celbrush® is sold to reconstructive and cosmetic surgeons worldwide and may be used for both autologous fat grafting and cell-enriched fat grafting procedures. We also offer instrumentation to optimize tissue harvest.

Manufacturing and Raw Materials

The majority of our products are manufactured at the company’s headquarters in San Diego, CA. Our internal manufacturing capabilities are expected to enable us to meet anticipated demand in 2012. Exceptions include Celution® One, one of our next-generation devices, which will be used in our cardiovascular disease clinical development and components of our Puregraft® System and ancillary supplies. Celution® One is manufactured through a joint venture arrangement between Cytori and Olympus Corporation (Olympus), a global optics and life science company. The manufacture of our products are, and the manufacture of any future cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacture of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities.

Raw materials required to manufacture the Celution® System family of products and disposables are commonly available from multiple sources, and we have identified and executed supply agreements with our preferred vendors. Some specialty components are custom made for us, and we are dependent on the ability of these suppliers to deliver functioning parts or materials in a timely manner to meet the ongoing demand for our products. There can be no assurance that we will be able to obtain adequate quantities of the necessary raw materials supplies within a reasonable time or at commercially reasonable prices. Interruptions in supplies due to price, timing, or availability or other issues with our suppliers could have a negative impact on our ability to manufacture products.

Competition

The field of regenerative medicine is expanding rapidly, in large part through the development of cell-based therapies or devices designed to isolate cells from human tissues. Most efforts involve cell sources such as bone marrow, placental tissue, umbilical cord and peripheral blood, and skeletal muscle. We work exclusively with adult stem and regenerative cells from adipose tissue.

Many companies are working in this field. We compete across several areas, including equity and capital, clinical trial sites, enrollment of patients in clinical trials, corporate partnerships, and eventually anticipate competing for commercial market share. Some of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources than we do. We cannot with any accuracy forecast when or if these companies are likely to bring cell therapies to market for indications that we are also pursuing.

Some of our competitors work with adipose-derived cells. To the best of our knowledge, none of these companies are currently conducting prospective, controlled human clinical trials nor do any of these companies have regulatory clearance for their product in Europe (under the medical device directive) or in the United States. In addition, we are aware of several surgeons who are performing autologous fat transfers using manual methods, some of whom enrich the fat with autologous adipose-derived cells.

Companies researching and developing cell-based therapies for cardiovascular disease include, among others Aastrom, Athersys, Baxter, Capricor, Cytomedix, Mesoblast, NeoStem, and Osiris. These companies are in various stages of clinical development in the U.S. and Europe, investigating their respective cell therapies for acute myocardial infarction (heart attack), chronic myocardial ischemia or other forms of coronary artery disease, as well as certain vascular conditions.

Research and Development

Research and development expenses were $10,904,000, $9,687,000 and $12,231,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These expenses have supported the basic research, product development and clinical activities necessary to bring our products to market.

Our research and development efforts in 2011 focused predominantly on the following areas:

•
Made preparations for a prospective, multi-center safety and feasibility study (ATHENA Trial) in the US for the treatment of chronic myocardial ischemia. Prepared and filed Investigational Device Exemption (IDE) application with the FDA following a Pre-IDE meeting. In January 2012, Cytori received approval from the FDA to begin the ATHENA trial;

•	Initiated the ADVANCE multi-center clinical trial for acute heart attack patients in the EU; identified trial centers, sought hospital and country approvals, and began patient enrollment;

•
Prepared and submitted an application to our notified body in the EU to expand our CE Mark claims for the Celution® System to include no-option chronic myocardial ischemia patients and have maintained ongoing dialogue;

•	Continued patient follow-up from the APOLLO heart attack and PRECISE no-options chronic myocardial ischemia trials;

•	Reported final outcomes of RESTORE-2 lumpectomy defect reconstruction studies demonstrating high rate of patient and physician satisfaction with treatment results;

•	Obtained CE Mark claims for the next generation Celution® One System;

•	Prepared and submitted multiple regulatory filings in the United States, Europe, and Japan related to various cell and tissue processing systems under development;

•	Continued to optimize and develop the Celution® System family of products and next-generation devices, single-use consumables and related instrumentation;

Customers

Cytori has established a network of distributors who offer our Puregraft® System and Celution® System, instrumentation and consumables to surgeons and hospitals throughout Europe. These distributors purchase the products from Cytori at a contractually agreed-upon transfer price. We also market our Celution® System directly to customers in select countries within Europe. In addition, we offer the StemSource® 900/MB as research laboratory equipment or as part of the StemSource® Cell Bank (a comprehensive suite of products to allow hospitals or tissue banks to cryopreserve adipose-derived stem and regenerative cells) directly to customers. In Asia, Australia, Europe and India, we sell the Celution® System directly to customers, many of whom are academic hospitals, who are sponsoring and funding their own independent, investigator-led clinical studies using the product. Puregraft® and the StemSource adipose-only banks are sold directly to customers in the United States.

Sales by Geographic Region

For the years ended December 31, 2011, 2010 and 2009, product revenue came from sales of Puregraft®, the Celution®800/CRS System, related instrumentation and consumables to the European and Asia-Pacific cosmetic and reconstructive surgery markets, as well as from sales of the StemSource® laboratory and banking equipment in the U.S. and Asia.

Planned Capital Expenditures

We expect to spend approximately $1 million on capital equipment purchases in 2012. These may be paid with our available cash, or financed if appropriate.

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

To protect our proprietary medical technologies, including the Celution® System platform and other scientific discoveries, Cytori has 43 issued patents worldwide. We have 14 issued U.S. patents and 29 issued international patents. Of the 14 issued U.S. patents, 2 were issued in 2011 and 2 were issued in 2012 thus far. Of the 29 issued international patents, 10 were issued in 2011 and none so far in 2012. In addition, we have over 100 patent applications pending worldwide related to our technology. We are seeking additional patents on methods and systems for processing adipose-derived stem and regenerative cells, on the use of adipose-derived stem and regenerative cells for a variety of therapeutic indications, including their mechanisms of actions, on compositions of matter that include adipose-derived stem and regenerative cells, and on other scientific discoveries. We are also the exclusive, worldwide licensee of the Regents of the University of California’s rights to a portfolio related to isolated adipose derived stem cells.

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

Patent law outside the United States is uncertain and in many countries is currently undergoing review and revisions. The laws of some countries may not protect our proprietary rights to the same extent as the laws of the United States. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. One of our granted European Patents is under opposition. We do not yet know what effects, if any, the opposition will have on this granted patent. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the U.S. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition. We currently have pending patent applications and issued patents in Europe, Brazil, Mexico, India, Russia, Australia, Japan, Canada, China, Korea, and Singapore, among others.

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

Government Regulation

As medical devices that yield cells with therapeutic potential, our products must receive regulatory clearances or approvals from the European Union, the FDA and, from other applicable governments prior to their sale. Our current and future Celution® Systems are or will be subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs. Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices. Other statutory and regulatory requirements govern, among other things, registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

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

Worldwide, the regulatory process can be lengthy, expensive, and uncertain with no guarantee of approval. Before any new medical device may be introduced to the U.S. market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process or the lengthier pre-market approval application (PMA) process, which requires clinical trials to generate clinical data supportive of safety and efficacy. Approval of a PMA could take four or more years from the time the process is initiated. Our core Celution® System processing device products under development are generally subject to the lengthier PMA process for many specific applications. Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

Specifically, regulation of the Celution® System in Europe and the U.S. for use in cardiovascular disease requires that we conduct clinical trials to collect safety and efficacy data to support marketing approvals. We have completed a pilot study in Europe for acute myocardial infarction and have since commenced a larger study intended to seek approval. We completed a pilot study for chronic myocardial ischemia in Europe and based on the data are seeking a limited approval in Europe. And in the U.S., we received IDE approval from the FDA and are now commencing a safety and feasibility trial for chronic myocardial ischemia under the device regulations via the PMA pathway.

We continue to pursue additional indications through the 510(k) and humanitarian use device (HUD) pathways for various indications-for-use.

Summary of Celution®System Family Regulatory Status

Region	Clinical Applications	Regulatory Status

Japan	Cell Banking	Approved

Europe	Celution® 800 and Celution One: Cell Processing for re-implantation or re-infusion into same patient (General Processing)	CE Mark
	Celution® 800 and Celution One: Breast reconstruction, healing of Crohn’s wounds and other cosmetic procedures	CE Mark
	Celution® 800 Chronic myocardial ischemia	CE Mark submission for expanded claims under review
	Acute Heart Attack	In clinical trial
	Multiple specific surgical claims	Pre-clinical
	Cell Concentration	CE Mark
	Celution® One cosmetic and reconstructive surgery claims	CE Mark

U.S.	No option chronic myocardial ischemia	IDE/PMA safety and feasibility trial approved; to initiate in 2012

Our Puregraft® family of products and the Celbrush® are cleared in the U.S. and CE Mark approved in Europe we are seeking approval in other countries around the world. These product lines are complementary to our core Celution® and cell therapy business.

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

Lastly, the FDA is currently considering modifications to the 510(k) and HUD process. The extent and effect of these potential modifications are not currently known. Moreover, the effect these changes may have on our ability to obtain future 510(k) clearances and HUD approvals is also not currently clear. Regardless of the lack of current specificity regarding the potential effect, it is relatively well accepted that these changes to the FDA 510(k) and HUD system will almost certainly result in a more rigorous approval process.

We must comply with extensive regulations from foreign jurisdictions regarding safety, manufacturing processes and quality. These regulations, including the requirements for marketing authorization and may differ from the FDA regulatory scheme in the United States. Specifically, in regard to our Thin Film product line in Japan (to be distributed by Senko once approved), we have been seeking marketing authorization from the Japanese Ministry of Health, Labour and Welfare (MHLW), but have not obtained approvals yet.

Employees

As of December 31, 2011, we had 128 employees, including part-time and full-time employees. These employees are comprised of 17 employees in manufacturing, 47 employees in research and development, 30 employees in sales and marketing and 34 employees in management, finance and administration. From time to time, we also employ independent contractors to support our operations. Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

Corporate Information and Web Site Access to SEC Filings

We were initially formed as a California general partnership in July 1996, and incorporated in the State of Delaware in May 1997. We were formerly known as MacroPore Biosurgery, Inc., and before that as MacroPore, Inc. Our corporate offices are located at 3020 Callan Road, San Diego, CA 92121. Our telephone number is (858) 458-0900. We maintain an Internet website at www.cytori.com. Through this site, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, we publish on our website all reports filed under Section 16(a) of the Securities Exchange Act by our directors, officers and 10% stockholders. These materials are accessible via the Investor Relations section of our website within the “SEC Filings” link. Some of the information is stored directly on our website, while other information can be accessed by selecting the provided link to the section on the SEC website, which contains filings for our company and its insiders.

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

We will likely need to raise more cash in the future

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

Continued turmoil in the economy could harm our business

Negative trends in the general economy, including trends resulting from an actual or perceived recession, tightening credit markets, increased cost of commodities, including oil, actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a reduction of investment in and available funding for companies in certain industries, including ours and our customers. Our ability to raise capital has been and may in the future be adversely affected by downturns in current credit conditions, financial markets and the global economy.

We have never been profitable on an operational basis and expect significant operating losses for the next few years

We have incurred net operating losses in each year since we started business. As our focus on the Celution® System platform and development of therapeutic applications for its cellular output has increased, losses have resulted primarily from expenses associated with research and development activities and general and administrative expenses. While we work continuously to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and that recurring operating expenses will be at high levels for the next several years, in order to perform clinical trials, additional pre-clinical research, product development, and marketing. As a result of our historic losses, we have been, and are likely to continue to be, reliant on raising outside capital to fund our operations.

Our business strategy is high-risk

We are focusing our resources and efforts primarily on development of the Celution® System family of products and the therapeutic applications of its cellular output, which requires extensive cash needs for research, development, and commercialization activities. This is a high-risk strategy because there is no assurance that our future products will ever become commercially viable (commercial risk), that we will prevent other companies from depriving us of market share and profit margins by selling products based on our inventions and developments (legal risk), that we will successfully manage a company in a new area of business (regenerative medicine) and on a different scale than we have operated in the past (operational risk), that we will be able to achieve the desired therapeutic results using stem and regenerative cells (scientific risk), or that our cash resources will be adequate to develop our products until we become profitable, if ever (financial risk). We are using our cash in one of the riskiest industries in the economy (strategic risk). This may make our stock an unsuitable investment for many investors.

Our joint venture and relationship with Olympus are important to us

Our business depends in part on keeping our business relationship with Olympus Corporation and our joint venture collaboration with them operating smoothly and efficiently. We have given Olympus-Cytori, Inc. an exclusive license to manufacture future generation Celution® System devices. If Olympus-Cytori, Inc. does not successfully develop and manufacture these devices, we may experience disruptions and/or delays of our commercialization of these devices into the market. Any significant disruption of our relationship or our business activity with Olympus could affect our operations and commercialization efforts (clinical, regulatory and/or commercial sales), and be harmful to our business.

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

Furthermore, under a License/Joint Development Agreement among Olympus-Cytori, Inc., Olympus, and us, Olympus may have a significant role in the development of Olympus-Cytori, Inc.’s next generation devices. Although Olympus has extensive experience in developing medical devices, this arrangement has resulted in a reduction of our control over the development and manufacturing of the next generation devices. Any significant disruption of activity by Olympus in connection with our business relationship and/or the development of Olympus-Cytori’s next generation devices and our joint venture could be harmful to our business.

In 2011 Olympus experienced issues which have led to a significant change in the management structure at Olympus. We believe that these changes will continue to develop in 2012 and that it is possible that they could affect our Joint Venture relationship. If the Joint Venture is materially impacted by such changes in a manner that significantly disrupts our operations and commercialization efforts (clinical, regulatory and/or commercial sales), then our business could be harmed.

We have a limited operating history; operating results and stock price can be volatile like many life science companies

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced biotech and medical device fields. From time to time, we have tried to update our investors’ expectations as to our operating results by periodically announcing financial guidance. However, we have in the past been forced to revise or withdraw such guidance due to lack of visibility and predictability of product demand. Our stock price has a history of significant volatility, which may harm our ability to raise additional capital and may cause an investment in Cytori to be unsuitable for some investors.

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

We compete against cell-based therapies derived from alternate sources, such as bone marrow, umbilical cord blood and potentially embryos. Doctors historically are slow to adopt new technologies like ours, regardless of the perceived merits, when older technologies continue to be supported by established providers. Overcoming such inertia often requires very significant marketing expenditures or definitive product performance and/or pricing superiority.

We expect physicians’ inertia and skepticism to also be a significant barrier as we attempt to gain market penetration with our future products. We believe we will continue to need to finance lengthy time-consuming clinical studies to provide evidence of the medical benefit of our products and resulting therapies in order to overcome this inertia and skepticism particularly in reconstructive surgery, cell preservation, the cardiovascular area and many other indications.

Most potential applications of our technology are pre-commercialization, which subjects us to development and marketing risks

We are in a relatively early stage of the path to commercialization with many of our products. We believe that our long-term viability and growth will depend in large part on our ability to develop commercial quality cell processing devices and useful procedure-specific consumables, and to establish the safety and efficacy of our therapies through clinical trials and studies. With our Celution® System platform, we are pursuing new approaches for reconstructive surgery, preservation of stem and regenerative cells for potential future use, therapies for cardiovascular disease, soft tissue defects, and other conditions. There is no assurance that our development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.

There is no proven path for commercializing the Celution® System platform in a way to earn a durable profit commensurate with the medical benefit. Although we began to commercialize our reconstructive surgery products in Europe and certain Asian markets, and our cell banking products in Japan, Europe, and certain Asian markets in 2008, additional market opportunities for many of our products and/or services may not materialize for a number of years.

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

Market acceptance of new technology such as ours can be difficult to obtain

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

Future clinical trial results may differ significantly from our expectations

While we have proceeded incrementally with our clinical trials in an effort to gauge the risks of proceeding with larger and more expensive trials, we cannot guarantee that we will not experience negative results larger and much more expensive clinical trials than we have conducted to date, such as the new ADVANCE acute heart attack trial in Europe. Poor results in our clinical trials could result in substantial delays in commercialization, substantial negative effects on the perception of our products, and substantial additional costs. These risks are increased by our reliance on third parties in the performance of many of the clinical trial functions, including the clinical investigators, hospitals, and other third party service providers.

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

Although we have been manufacturing the the Celution® 800 System and the StemSource® 900-based Cell Bank since 2008, we cannot assure that we will be able to manufacture sufficient numbers of such products to meet the demand, or that we will be able to overcome unforeseen manufacturing difficulties for these sophisticated medical devices.

In the event that the Olympus-Cytori Joint Venture is not successful in the development and manufacture of the next generation Celution® One System, Cytori may not have the resources or ability to self-manufacture sufficient numbers of devices and consumables to meet market demand, and this failure may substantially extend the time it would take for us to bring a more advanced commercial device to market. This makes us significantly dependant on the continued dedication and skill of Olympus for the successful development of future generation Celution® Systems.

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

In addition to patents, which alone may not be able to protect the fundamentals of our business, we also rely on unpatented trade secrets and proprietary technological expertise. Some of our intended future cell-related therapeutic products may fit into this category. We rely, in part, on confidentiality agreements with our partners, employees, advisors, vendors, and consultants to protect our trade secrets and proprietary technological expertise. There can be no guarantee that these agreements will not be breached, or that we will have adequate remedies for any breach, or that our unpatented trade secrets and proprietary technological expertise will not otherwise become known or be independently discovered by competitors.

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

We and our Olympus-Cytori, Inc. joint venture are subject to FDA regulation

As medical devices, the Celution® System family of products, Puregraft ® family of products and the Celbrush® must receive regulatory clearances or approvals from the FDA and, in many instances, from non-U.S. and state governments prior to their sale. The Celution® System family of products is subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs. Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices. Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

The regulatory process can be lengthy, expensive, and uncertain. Before any new medical device may be introduced to the U.S. market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process or the lengthier pre-market approval application, or PMA, process. It generally takes from three to 12 months from submission to obtain 510(k) pre-market clearance, although it may take longer. Approval of a PMA could take four or more years from the time the process is initiated. The 510(k) and PMA processes can be expensive, uncertain, and lengthy, and there is no guarantee of ultimate clearance or approval. We expect that some of our products under development today or in the future, as well as Olympus-Cytori’s, will be subject to the lengthier PMA process. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

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

Changing, new and/or emerging government regulations may adversely affect us

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

We do not know if the current FDA proposed changes to the 510(k) system will have any material effect on any of our current or future 510(k) applications. Depending on if and how these proposed changes are ultimately adopted and implemented, our current or future applications for FDA approval for our products may be adversely affected and our business could be harmed as a result.

We may have difficulty obtaining health insurance reimbursement for our products

New and emerging cell therapy and cell banking technologies, such as those provided by the Celution® System family of products, may have difficulty or encounter significant delays in obtaining health care reimbursement in some or all countries around the world due to the novelty of our cell therapy and cell banking technology and subsequent lack of existing reimbursement schemes / pathways. Therefore, the creation of new reimbursement pathways may be complex and lengthy with no assurances that such reimbursements will be successful. The lack of health insurance reimbursement or reduced or minimal reimbursement pricing may have a significant impact on our ability to successfully sell our cell therapy and cell banking technology product(s) into a county or region, which would negatively impact our operating results.

Our concentration of sales in Japan may enhance the negative effects on our business of any crisis in that region

We have a significant concentration of sales in Japan, the United States, and Europe given our early stage of commercialization. As a result of this regional concentration of sales, changes in the regulatory environment in these countries, or any other countries in which we have a significant concentration of sales, could adversely impact our sales. If the government of any of these countries significantly curtailed or prohibited the sale of our products, our revenues would be adversely affected. Recently, the earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan have dramatically impacted Japan’s manufacturing capacity and business activities. The long-term effect of these issues is still uncertain. While we expect that the situation has stabilized and will improve, if it does not, these circumstances could be harmful to our business since the Celution ® One device is manufactured in Japan, and a substantial portion of our sales have come from Japan.

Our global operations expose us to additional risk and uncertainties.

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

We also face risks associated with currency exchange and convertibility, inflation and repatriation of earnings as a result of our foreign operations. We are also vulnerable to appreciation or depreciation of foreign currencies against the U.S. dollar. Although we have significant operations in Asia, a substantial portion of transactions are denominated in U.S. dollars. As appreciation against the U.S. dollar increases, it will result in an increase in the cost of our business expenses abroad. Conversely, downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products less price competitive than local solutions. From time to time, we may engage in currency hedging activities, but such activities may not be able to limit the risks of currency fluctuations.

We and our joint venture with Olympus have to maintain quality assurance certification and manufacturing approvals

The manufacture of our products are, and the manufacture of any future cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacture of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities. There can be no guarantee that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with QSRs or other requirements and request, or seek remedial action.

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

We depend on a few key officers

Our performance is substantially dependent on the performance of our executive officers and other key scientific and sales staff, including Christopher J. Calhoun, our Chief Executive Officer, and Marc Hedrick, MD, our President. We rely upon them for strategic business decisions and guidance. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract and retain such personnel. The loss of the services of one or more of our executive officers or key scientific staff, or the inability to attract and retain additional personnel and develop expertise as needed could have a substantial negative effect on our results of operations and financial condition.

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

We pay no dividends

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in the foreseeable future. This could make an investment in our company inappropriate for some investors, and may serve to narrow our potential sources of additional capital.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease 77,585 square feet at 3020 and 3030 Callan Road, San Diego, California that we use for our corporate headquarters. The related lease agreement, as amended, bears monthly rent at a rate of $1.80 per square foot, with annual increase of $0.05 per square foot. The lease term is 88 months, commencing on July 1, 2010 and expiring on October 31, 2017. We will receive a 50% rent abatement for the additional 17,467 square feet over the next two years, and we will receive a tenant improvement allowance as well. Additionally, we’ve entered into several lease agreements for international office locations and corporate housing for our employees on international assignments. For these properties, we pay an aggregate of approximately $156,000 in rent per month.

Item 3. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of December 31, 2011, we were not a party to any material legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

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

Common Stock

	High	Low

2010
Quarter ended March 31, 2010	$9.50	$4.40
Quarter ended June 30, 2010	$6.12	$3.42
Quarter ended September 30, 2010	$5.43	$3.15
Quarter ended December 31, 2010	$6.15	$4.07

2011
Quarter ended March 31, 2011	$8.06	$5.18
Quarter ended June 30, 2011	$8.44	$4.50
Quarter ended September 30, 2011	$5.72	$2.32
Quarter ended December 31, 2011	$3.30	$1.90

All of our outstanding shares have been deposited with DTCC since December 9, 2005.

Warrants

	High	Low

2010
Quarter ended March 31, 2010	$6.90	$2.62
Quarter ended June 30, 2010	$4.70	$1.94
Quarter ended September 30, 2010	$3.64	$2.05
Quarter ended December 31, 2010	$4.19	$2.99

2011
Quarter ended March 31, 2011	$5.59	$3.39
Quarter ended June 30, 2011	$5.83	$2.68
Quarter ended September 30, 2011	$3.48	$1.49
Quarter ended December 31, 2011	$1.65	$0.78

As of February 29, 2012, we had approximately 25 record holders of our common stock and 3 record holders of our warrants. Because many of our shares and warrants are held by brokers and other institutions on behalf of stockholders and warrantholders, we are unable to estimate the total number of individual stockholders and warrantholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock and do not anticipate paying any in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	2,226,053	$4.28	—

Equity compensation plans not approved by security holders (2)	5,557,097	$5.18	1,050,036
Total	7,783,150	$4.92	1,050,036
________________________________________
(1)	The 1997 Stock Option and Stock Purchase Plan expired on October 22, 2007.
(2)
See Notes to our Consolidated Financial Statements included elsewhere herein for a description of our 2004 Equity Incentive Plan. The maximum number of shares shall be cumulatively increased on the first January 1 after the Effective Date, August 24, 2004, and each January 1 thereafter for 9 more years, by a number of shares equal to the lesser of (a) 2% of the number of shares issued and outstanding on the immediately preceding December 31, and (b) a number of shares set by the Board.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and the NASDAQ Biotechnology Index during the period from December 31, 2006 through December 31, 2011. The performance shown is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The selected data presented below under the captions “Statements of Operations Data,” “Statements of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2011, are derived from, and should be read in conjunction with, our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011, which have been audited by KPMG LLP, an independent registered public accounting firm, and their report thereon, are included elsewhere in this annual report. The consolidated balance sheets as of December 31, 2009, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, which were also audited by KPMG LLP, are included with our annual reports previously filed.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands except share and per share data):

	2011	2010	2009	2008	2007

Statements of Operations Data:
Product revenues:
Sales to related party	$—	$590	$591	$28	$792
Sales to third parties	7,983	7,664	5,246	4,500	—
	7,983	8,254	5,837	4,528	792

Cost of product revenues	3,837	3,908	3,394	1,854	422
Gross profit (loss)	4,146	4,346	2,443	2,674	370

Development revenues:
Development, related party	1,992	2,122	8,840	774	5,158
Other, related party	—	—	—	1,500	—
Research grants and other	21	251	53	51	99
	2,013	2,373	8,893	2,325	5,257
Operating expenses:
Research and development	10,904	9,687	12,231	17,371	20,020
Sales and marketing	13,560	11,040	6,583	4,602	2,673
General and administrative	14,727	12,570	10,415	11,727	14,184
Change in fair value of warrants	(4,360)	(1,285)	4,574	—	—
Change in fair value of option liabilities	740	30	(920)	1,060	100
Total operating expenses	35,571	32,042	32,883	34,760	36,977
Total operating loss	(29,412)	(25,323)	(21,547)	(29,761)	(31,350)

Other income (expense):
Gain on sale of assets	—	—	—	—	1,858
Interest income	9	9	20	230	1,028
Interest expense	(2,784)	(2,052)	(1,427)	(420)	(155)
Other income (expense), net	(55)	23	(218)	(40)	(46)
Equity loss in investments	(209)	(151)	(44)	(45)	(7)
Net loss	$(32,451)	$(27,494)	$(23,216)	$(30,036)	$(28,672)
Basic and diluted net loss per share	$(0.61)	$(0.60)	$(0.65)	$(1.12)	$(1.25)
Basic and diluted weighted average common shares	53,504,030	45,947,966	35,939,260	26,882,431	22,889,250

Statements of Cash Flows Data:
Net cash used in operating activities	$(35,323)	$(23,574)	$(23,807)	$(33,389)	$(29,995)
Net cash provided by (used in) investing activities	(560)	(1,290)	(221)	(393)	5,982
Net cash provided by financing activities	20,137	64,678	24,271	34,928	26,576
Net increase (decrease) in cash	(15,746)	39,814	243	1,146	2,563
Cash and cash equivalents at beginning of year	52,668	12,854	12,611	11,465	8,902
Cash and cash equivalents at end of year	$36,922	$52,668	$12,854	$12,611	$11,465

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$36,922	$52,668	$12,854	$12,611	$11,465
Working capital	35,516	45,730	9,915	10,090	4,168
Total assets	51,534	66,347	24,749	25,609	21,507
Deferred revenues, related party	3,520	5,512	7,634	16,474	18,748
Deferred revenues	5,244	4,929	2,388	2,445	2,379
Warrant liabilities	627	4,987	6,272	—	—
Option liabilities	1,910	1,170	1,140	2,060	1,000
Long-term deferred rent	504	398	—	168	473
Long-term obligations, less current portion	21,962	13,255	2,790	5,044	237
Total stockholders’ equity (deficit)	$9,946	$22,873	$(3,658)	$(7,717)	$(9,400)

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

We encourage you to read the risks described under “Risk Factors” carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.

Overview

Cytori Therapeutics, Inc. is developing cell therapies based on autologous adipose-derived stem and regenerative cells (ADRCs) to treat cardiovascular disease and repair soft tissue defects. Our scientific data suggest ADRCs improve blood flow, moderate the immune response and keep tissue at risk of dying alive. As a result, we believe these cells can be applied across multiple “ischemic” conditions. These therapies are made available by our proprietary device, the Celution® System, which automates the extraction and preparation of clinical grade ADRCs at the point-of-care.

Our goal is to build shareholder value by focusing on novel, ‘high-value’ cell-based therapeutics to market in core geographies: Europe, Asia, and the Americas. Celution® is a platform technology that we believe could potentially address multiple diseases and conditions. To take advantage of our limited resources, we are committing our internal resources to cardiovascular disease and soft tissue defect repair, offering the technology to customers and/or partners to identify and explore additional potential indications, and are seeking partners to accelerate core or non-core opportunities.

Pipeline

The primary therapeutic area within our clinical development pipeline is cardiovascular disease. We have completed and reported results from three clinical trials, moved from APOLLO to ADVANCE in Europe for heart attacks, have been approved to initiate a feasibility trial in the U.S. for chronic myocardial ischemia, and are seeking approval in Europe for chronic myocardial ischemia.

In the U.S., we received approval to begin our ATHENA feasibility trial in chronic myocardial ischemia, which will be a prospective, double blind, placebo-controlled, multi-center trial in up to 45 patients. Enrollment is expected to begin in the second quarter of 2012 and be completed within 12 to 18 months.

In our ADVANCE trial, we are amending our European clinical protocol to conform to the evolving country-specific regulatory policies for good manufacturing practices for the control of the cell output from our technology. In aggregate, these protocol amendments should help harmonize the current country to country requirements for cell processing and accelerate country approvals, which has been the rate-limiting step in site initiation. In the meantime, we have already qualified 27 sites with an emphasis on sites in the European G5. We have been in discussions with the leading EU competent authorities and we expect to have a revised timeline for the trial by the end of the second quarter of 2012.

Our CE Mark application for the Celution® System in no-option chronic myocardial ischemia patients is currently under review by our notified body. Barring delays or requests for further data, we anticipate a decision in the first half of 2012. Should we receive approval, we would target select hospital customers in the G5 countries and likely implement a patient registry. This registry will allow us to collect further data to support reimbursement and government payors, and help expand market access.

Commercial Business

The 2012 goals for our commercial business are twofold. The first is to expand market access so that we can grow product revenue significantly over time and the second is to achieve a positive contribution margin in the near term. Today, our sales activities remain largely opportunistic and focused on obtaining and maintaining successful early clinical adopters of our products. Looking forward, we intend to target larger market segments and grow therapeutically oriented consumable revenue. To accomplish this goal, we are focusing on driving essential market access elements such as published clinical and health economics data, physician education and indication-specific therapeutic claims, while maintaining a critical eye on expenses. In late 2011, Cytori reduced its sales and marketing headcount. The impact of this reduction along with other sales and marketing costs will result in reduced overall spend in 2012, while maintaining our ability to achieve 2012 growth objectives.

Our most advanced therapeutic indication is breast reconstruction. In Europe, the NHS National Innovation Centre in the UK indicated that our technology may be cost-effective for lumpectomy breast reconstruction. Furthermore, the use of ADRCs was acknowledged by the British Association of Plastic, Reconstructive & Aesthetic Surgeons (BPRAS) in their latest breast surgery guidelines, demonstrating progress in developing market access. In 2012, we intend to seek a technology assessment in the UK specific to our Celution® System for the RESTORE procedure as a way to both improve healthcare and lower the overall costs for women with breast cancer, which will help support our reimbursement efforts in the UK. In a similar fashion to the UK, we are working with other key competent authorities in Europe to expand coverage. In Japan, we are working with the Pharmaceuticals and Medical Devices Agency (PMDA), to leverage our global clinical data for Japanese approval of our technology for breast reconstruction. In other geographic markets, we intend to grow product sales where we are approved to sell.

Corporate

Our corporate priorities are to expand global regulatory approvals, complete strategic development and commercialization partnerships, strengthen the balance sheet and efficiently manage expenses.

One of our top priorities is to establish a strategic partnership, which could accelerate core or non-core opportunities and potentially bring in significant minimally or non-dilutive capital. Completing one or more substantive partnerships is achievable this year. Due to the platform nature of our technology and products, we are able to simultaneously pursue transactions for multiple indications in core areas like cardiovascular disease and other non-core areas such as liver disease for which Astellas Pharma has negotiation rights.

We have been actively streamlining our operations and reducing costs wherever possible, focusing the company and minimizing cash operating costs. Our 2012 budget calls for a reduction of approximately $6 million in combined Sales & Marketing and General and Administrative expenses for 2012 as compared to 2011. This will support an estimated $3 million anticipated increase in R&D expenses for 2012, principally to fund our cardiac cell therapy clinical trials.

Regulatory processes are well underway in the US, Canada, the EU, Australia, Japan, Russia and other countries. We expect progress in many of these markets during 2012 that could expand our commercial opportunities. In the US, receiving the IDE approval was a key development for the company that signals a positive and clearer pathway with the FDA. We also feel that the multiple opportunities we have in other countries increase the possibility that one or more meaningful markets could open up for Cytori. Two countries of note where we have made recent progress include Australia and India. We will provide greater detail on these markets as these opportunities mature and grow.

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

The Joint Venture currently has exclusive access to our Celution® System device technology for the development, manufacture, and supply of such systems to us. Once a second generation Celution® System is developed and approved by regulatory agencies, the Joint Venture will exclusively supply us with these systems at a formula-based transfer price. We have retained all marketing rights (subject to our various distribution agreements and regulatory rights) to sell the Celution® System devices for all therapeutic applications of adipose stem and regenerative cells.

We have worked closely with Olympus’ team of scientists and engineers to design the future generations of the Celution® System so that it will contain certain product enhancements and that can be manufactured in a streamlined manner.

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture which provides us the ability to commercially launch the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements. Subsequently, in November 2007, we amended the License/Commercial Agreement to substantially incorporate the terms of the Royalty Agreement (effective on the expiration of the Royalty Agreement) to continue to allow us to manufacture the Cytori-developed Celution® System platform, including the Celution® 800/CRS, until such time as the Joint Venture’s products are commercially available for the same market served by the Cytori platform, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales.

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

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and Puregraft® Systems and StemSource® Cell Banks.

The following table summarizes the components for the years ended December 31, 2011, 2010, and 2009:

	Years ended

	2011	2010	2009

Related party	$—	$590,000	$591,000
Third party	7,983,000	7,664,000	5,246,000

Total product revenues	$7,983,000	$8,254,000	$5,837,000
% attributable to Olympus	—	0.1%	—
% attributable to Green Hospital Supply	—	7.1%	10.1%

Beginning in March of 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery markets and during 2010 we began sales of our Puregraft® System in the United States and Europe. Assuming all other applicable revenue recognition criteria have been met, revenue for these product sales is recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point. For product sales to customers who arrange for and manage all aspects of the shipping process, we recognize revenue upon shipment from our facilities. Beginning in 2011, for product sales that include a combination of equipment, services, or other multiple deliverables that will be provided in the future, we defer an estimate based on relative selling price method for those future deliverables from product revenue until such deliverables have been provided or earned. Shipping and handling costs that are billed to our customers are classified as revenue.

Our product sales in the current year were significantly impacted by the major earthquake, tsunami and the aftermath that occurred in Japan in March. A significant portion of our customer base is located in Japan and thus the natural disaster affected our sales during the year ended December 31, 2011.

The future: We expect to continue to generate product revenues from a mix of Celution ® and StemSource® System and consumables sales as well as Puregraft® orders. We will sell the products to a diverse group of customers in Europe, Asia and the U.S., who may apply the products towards reconstructive surgery, soft tissue repair, research, aesthetics, and cell and tissue banking. It is anticipated sales in Japan will improve as the country continues to recover from the natural disaster in March 2011.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs. The following table summarizes the components of our cost of revenues for the years ended December 31, 2011, 2010 and 2009:

	Years ended

	2011	2010	2009

Cost of product revenues	$3,772,000	$3,852,000	$3,340,000
Share-based compensation	65,000	56,000	54,000
Total cost of product revenues	$3,837,000	$3,908,000	$3,394,000
Total cost of product revenues as % of product revenues	48.1%	47.3%	58.1%

Cost of product revenues as a percentage of product revenues was 48.1%, 47.3% and 58.1% for the years ended December 31, 2011, 2010 and 2009, respectively. Fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.

The future. We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Development revenues

The following table summarizes the components of our development revenues for the years ended December 31, 2011, 2010 and 2009:

	Years ended
	2011	2010	2009

Milestone revenue (Olympus)	$1,992,000	$2,122,000	$8,840,000
Research grant (NIH)	—	—	49,000
Grant Revenue	—	244,000	—
Regenerative cell storage services	4,000	4,000	4,000
Other	17,000	3,000	—

Total development revenues	$2,013,000	$2,373,000	$8,893,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach). During the year ended December 31, 2011, we recognized $1,992,000 of revenue associated with our arrangements with Olympus as a result of achieving a product development and a regulatory milestone related to the preproduction development of the next-generation Celution® One System. During the year ended December 31, 2010, we recognized $2,122,000 of revenue associated with our arrangements with Olympus as a result of achieving two milestones, one in product development, and one clinical milestone related to the assessment of trial outcomes at 6 months in one of our cardiac trials. During the year ended December 31, 2009, we recognized $8,840,000 of revenue associated with our arrangement with Olympus as a result of achieving three clinical milestones during the year, which reflected the achievement of the primary goals of safety and feasibility, the completion of the enrollment process for both of our clinical cardiac trials, and completion of a monitoring end point for one cardiac trial.

The research grant revenue related to our agreement with the National Institutes of Health (NIH). Under this arrangement, the NIH reimbursed us for “qualifying expenditures” related to research on Adipose Tissue-Derived Cells for Vascular Cell Therapy. To receive funds under the grant arrangement, we were required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the grant agreement between the NIH and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to research on Adipose Tissue-Derived Cells for Vascular Cell Therapy, and (iii) file appropriate forms and follow appropriate protocols established by the NIH. During the year ended December 31, 2009, we incurred $49,000 in qualified expenditures. We recognized a total of $49,000 in revenues for the year ended December 31, 2009, which included allowable grant fees as well as cost reimbursements. There were no comparable revenues and expenditures for the year ended December 31, 2011 and 2010.

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

The future: We may recognize additional development revenues during 2012, as the anticipated completion for the next milestone of our Joint Venture and other Olympus performance obligations is in 2012. The exact timing of whether additional development revenue will be recognized and when amounts will be reported in revenue will depend on internal factors (for instance, our ability to complete certain contributions and obligations that we have agreed to perform) as well as external considerations, including obtaining certain regulatory clearances and/or approvals related to the Celution® System. However, the cash for these contributions and obligations was received by us when the joint venture agreement was signed and no further related cash payments will be made to us even if we recognize additional development revenue related to Olympus. To date under the contract, of the $28,311,000 originally deferred, we have recognized a total of $24,791,000 through December 31, 2011.

We will continue to recognize revenue from the Thin Film development work we are performing on behalf of Senko, based on the relative fair value of the milestones completed as compared to the total efforts expected to be necessary to obtain regulatory clearance from the MHLW. We are still awaiting regulatory clearance from the MHLW in order for initial commercialization to occur. Accordingly, we expect to recognize approximately $1,129,000 (consisting of $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement if and when regulatory approval is achieved. Moreover, we expect to recognize $500,000 per year associated with deferred Senko license fees over a three-year period following commercialization, if achieved, as the refund rights associated with the license payment expire. There can be no assurance given of whether, or when, this regulatory approval might be received to allow us to proceed with commercialization.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies. The following table summarizes the components of our research and development expenses for the years ended December 31, 2011, 2010 and 2009:

	Years ended

	2011	2010	2009

Research and development	$10,021,000	$7,012,000	$9,007,000
Development milestone (Joint Venture)	396,000	2,221,000	2,713,000
Research grants (NIH)	—	—	49,000
Stock-based compensation	487,000	454,000	462,000
Total research and development expenses	$10,904,000	$9,687,000	$12,231,000

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

The increase in research and development expenses for the year ended December 31, 2011 as compared to the same period in 2010 is primarily due to the increase in salary and related benefits expense (excluding share-based compensation) of $850,000 due to increase in headcount in our research and development departments.

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

Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of future generation devices, including the next generation Celution® System. These development activities, which began in November 2005, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets. The costs associated with the development of the device were comprised of labor and related benefits, consulting and other professional services, supplies and other miscellaneous expenses.

The future: We expect research and development expenditures to increase in 2012 as we are scheduled to continue enrollment in the ADVANCE cardiac trial, start enrollment in our US trial ATHENA and seek additional regulatory clearances and potentially seek to initiate additional trials or patient registries during 2012.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the years ended December 31, 2011, 2010 and 2009:

	Years ended

	2011	2010	2009

Sales and marketing	$12,674,000	$10,177,000	$6,076,000
Stock-based compensation	886,000	863,000	507,000
Total sales and marketing	$13,560,000	$11,040,000	$6,583,000

The increase in sales and marketing expense during the year ended December 31, 2011 as compared to the same period in 2010 was mainly attributed to the increase in salary and related benefits expense (excluding share-based compensation) of $1,532,000 due to an increase in headcount in anticipation of US regulatory approval that did not occur in 2011 and an increase in professional services of $558,000, which are due to our emphasis in seeking strategic alliances and/or co-development partners.

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

The future. We expect sales and marketing expenditures to decrease in 2012 based on targeted reductions in staff and external costs made prior to year end in 2011 and subsequent reductions made in early 2012.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2011, 2010 and 2009:

	Years ended

	2011	2010	2009

General and administrative	$12,849,000	$10,888,000	$8,789,000
Stock-based compensation	1,878,000	1,682,000	1,626,000
Total general and administrative expenses	$14,727,000	$12,570,000	$10,415,000

For the year ended December 31, 2011 as compared to the same period in 2010, the increase in general and administrative expenses (excluding share-based compensation) occurred primarily due to an increase in professional services expense of $954,000 related mostly to legal costs incurred in connection with European patent validations and maintenance of the worldwide patent estate.

For the year ended December 31, 2010 as compared to the same period in 2009, the increase in general and administrative expenses (excluding share-based compensation) occurred primarily due to an increase in salary and related benefits expense of $462,000 and an increase in professional services expense of $1,207,000 primarily related to corporate strategic consulting.

The future. We expect general and administrative expenses to decline in 2012 as compared to 2011 based on cost-containment measures we began implement in the second half of 2011.

Stock-based compensation expenses

Stock-based compensation expenses include charges related to options issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the period of time that employees provide service to us and earn all rights to the awards.

The following table summarizes the components of our stock-based compensation for the years ended December 31, 2011, 2010 and 2009:

	Years ended

	2011	2010	2009

Cost of product revenues	$65,000	$56,000	$54,000
Research and development related	487,000	454,000	462,000
Sales and marketing related	886,000	863,000	507,000
General and administrative related	1,878,000	1,682,000	1,626,000
Total stock-based compensation	$3,316,000	$3,055,000	$2,649,000

Most of the share-based compensation expenses for the years ended December 31, 2011, 2010 and 2009 related to the vesting of stock option awards to employees.

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

Additionally, throughout 2011, we issued to our new hires and to employees being promoted options to purchase an aggregate of up to 223,750 shares of our common stock with four-year vesting for our officers and employees and two-year vesting for our directors.

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011. The awards provide certain employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: obtaining certain FDA clearance or approval (40%), achieving a targeted revenue increase for the fiscal year ended December 31, 2011 (20%), and entering into a major collaboration for development and/or commercialization of the Company’s products (40%). To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following January 1, 2012. Once earned, the awards will remain unvested until January 1, 2013. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards. Effective January 2012, the outstanding awards ceased vesting based upon decision of Compensation Committee that performance criteria has not been met as of January 1, 2012. No compensation expense was recognized related to these awards during the year ended December 31, 2011. The following table summarizes activity with respect to such awards during the year ended December 31, 2011:

	Options	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2011	0
Granted	246,225	$5.82
Vested	0
Cancelled/forfeited	0
Outstanding at December 31, 2011	246,225	$5.82
Vested at December 31, 2011	0

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

The future. We expect to continue to grant options (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of December 31, 2011, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $5,782,000. These costs are expected to be recognized over a weighted average period of 1.72 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of warrant liability for the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,

	2011	2010	2009

Change in fair value of warrant liability	$(4,360,000)	$(1,285,000)	$4,574,000

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

The cumulative effect of the adoption is to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued. As a result on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. The fair value of these warrants increased to $6.3 million as of December 31, 2009, as a result of a $4.6 million loss from the change in fair value of warrants for the year then ended. The fair value of these warrants decreased to $5.0 million as of December 31, 2010, as a result of a $1.3 million gain from the change in fair value of warrants for the year then ended. The fair value of these warrants decreased to $0.6 million as of December 31, 2011, as a result of a $4.4 million gain from the change in fair value of warrants for the year then ended.

Since these warrants do not qualify for hedge accounting, all future changes in the fair value of the warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using option pricing model using the following assumptions:

	As of December 31, 2011	As of December 31, 2010
Expected term	1.61 years	2.61 years
Common stock market price	$2.20	$5.19
Risk-free interest rate	0.19%	0.82%
Expected volatility	69.98%	86.03%
Resulting fair value (per warrant)	$0.32	$2.50

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

Change in fair value of option liability

The following is a table summarizing the change in fair value of option liability for the years ended December 31, 2011, 2010 and 2009:

	Years ended

	2011	2010	2009

Change in fair value of option liability	$740,000	$30,000	$(920,000)

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

The following assumptions were employed in estimating the value of the Put:

	December 31, 2011	December 31, 2010	December 31, 2009

Expected volatility of Cytori	76.07%	73.00%	72.00%
Expected volatility of the Joint Venture	76.07%	73.00%	72.00%
Bankruptcy recovery rate for Cytori	28.00%	28.00%	19.00%
Bankruptcy threshold for Cytori	$8,594,000	$5,842,000	$11,308,000
Probability of a change of control event for Cytori	3.33%	3.43%	2.95%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	1.89%	3.30%	3.85%

The future. The Put has no expiration date. Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expenses for the years ended December 31, 2011, 2010 and 2009:

	Years ended

	2011	2010	2009

Interest income	$9,000	$9,000	$20,000
Interest expense	(2,784,000)	(2,052,000)	(1,427,000)
Other income (expense), net	(55,000)	23,000	(218,000)
Total	$(2,830,000)	$(2,020,000)	$(1,625,000)

•
Interest income remained comparable for the year ended December 31, 2011 as compared to the same period in 2010. Interest income decreased for the year December 31, 2010 as compared to the same period in 2009 and 2008 primarily due to a decrease in interest rates.

•
Interest expense increased for the year ended December 31, 2011 as compared to the same period in 2010 due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $25.0 million term loan. In September 2011, we entered into a second amendment to the Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded an additional principal increasing the total principal balance to $25.0 million. Interest expense increased in 2010 as compared to 2009 due to cash interest and non-cash amortization of debt issuance costs and debt discount for the $20.0 million term loan. During the second quarter of 2010, we entered into an Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded a term loan in the amount of $20.0 million on June 14, 2010, and which refinanced the remaining balance of the term loan from 2008.

•	The changes in other income (expense) in 2011, 2010 and 2009 resulted primarily from changes in foreign currency exchange rates.

The future. Interest income earned in 2012 will be dependent on our levels of funds available for investment as well as general economic conditions. Subject to our future financing activities, we expect interest expense in 2012 to increase as we continue to pay interest on the $25.0 million term loan that funded in September 2011.

Equity loss from investment in Joint Venture

The following table summarizes equity loss from investment in joint venture for the years ended December 31, 2011, 2010 and 2009:

	Years ended
	2011	2010	2009

Equity loss from investment in joint venture	$(209,000)	$(151,000)	$(44,000)

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2011 and 2010:

	As of December 31,

	2011	2010

Cash and cash equivalents	$36,922,000	$52,668,000

Current assets	$43,337,000	$58,953,000
Current liabilities	7,821,000	13,223,000
Working capital	$35,516,000	$45,730,000

We incurred net losses of $32,451,000, $27,494,000 and $23,216,000 for the years ended December 31, 2011, 2010 and 2009, respectively. We have an accumulated deficit of $242,449,000 as of December 31, 2011. Additionally, we have used net cash of $35,323,000, $23,574,000 and $23,807,000 to fund our operating activities for years ended December 31, 2011, 2010 and 2009, respectively. To date these operating losses have been funded primarily from outside sources of invested capital.

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

During 2011 and 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth. We have had, and will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our operations for 2012 and beyond. If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding. We continue to evaluate available strategic and financing opportunities as part of our normal course of business.

From January 1, 2009 to December 31, 2011, we have financed our operations primarily by:

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

•
In July 2011, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 6,326,262 shares of our common stock. The agreement requires us to issue and Seaside to buy 1,326,262 shares of our common stock at an initial closing and 250,000 shares of our common stock once every two weeks, commencing 30 days after the initial closing, for up to an additional 20 closings, subject to the satisfaction of customary closing conditions. At the initial closing, the offering price was $4.52, which equaled to 88% of our common stock’s volume-weighted average trading prices, or VWAP, during the ten-day trading period immediately prior to the initial closing date, raising approximately $6,000,000 in gross proceeds. At subsequent closings, the offering price will equal 90.25% of our common stock’s volume-weighted average trading prices during the ten-day trading period immediately prior to each subsequent closing date. We raised an aggregate of approximately $13,286,000 in gross proceeds from the sale of 4,076,262 shares in our scheduled closings through December 31, 2011.

•
In September 2011, we entered into an Second Amendment to the Amended and Restated Loan and Security Agreement with the GECC, SVB, and Oxford Finance Corporation (Lenders), pursuant to which the Lenders increased the prior term loan made to the Company to a principal amount of $25.0 million.

The following summarizes our contractual obligations and other commitments at December 31, 2011, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$26,296,000	$2,693,000	$19,848,000	$3,755,000	$—
Interest commitment on long-term obligations	5,103,000	2,498,000	2,561,000	44,000	—
Operating lease obligations	10,836,000	1,879,000	3,679,000	3,688,000	1,590,000
Minimum purchase requirements	2,191,000	1,341,000	850,000	—	—
Pre-clinical research study obligations	60,000	60,000	—	—	—
Clinical research study obligations	13,800,000	3,250,000	8,650,000	1,900,000	—
Total	$58,286,000	$11,721,000	$35,588,000	$9,387,000	$1,590,000

Net cash (used in) provided by operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Years Ended

	2011	2010	2009

Net cash used in operating activities	$(35,323,000)	$(23,574,000)	$(23,807,000)
Net cash used in investing activities	(560,000)	(1,290,000)	(221,000)
Net cash provided by financing activities	20,137,000	64,678,000	24,271,000

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated a $32,451,000 net loss for the year ended December 31, 2011. The operating cash impact of this loss was $35,323,000, after adjusting for the recognition of non-cash development revenue of $1,992,000, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option liabilities and warrants, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Net cash used by investing activities for the year ended December 31, 2011 and 2009 resulted primarily from purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2011 related primarily to a sale of 4,076,262 shares for approximately $13,286,000 in gross proceeds in connection with common stock purchase agreement with Seaside entered into on July 11, 2011 and proceeds from exercise of warrants and employee stock options of $2,849,000. Additionally, in September 2011, we entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with Lenders pursuant to which the Lenders increased the prior term loan made to the Company to a principal amount of $25,000,000 with proceeds of $9,444,000 in additional principal, before debt issuance costs and loan fees.

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

Warrant Liability

Effective January 1, 2009, we changed our method of accounting for certain common stock purchase warrants with exercise price reset features due to the adoption of a new accounting standard. These warrants were issued in connection with our August 2008 private placement of 2,825,517 unregistered shares of common stock and 1,412,758 common stock warrants. The warrants had an original exercise price of $8.50 and expire in August 2013. Under the new standard, these warrants previously recognized in stockholders’ equity (deficit) are now accounted for as fair value liabilities, with changes in fair value included in net earnings (loss). The fair value of these warrants decreased to $5.0 million as of December 31, 2010, as a result of a $1.3 million gain from the change in fair value of warrants for the year then ended. The fair value of these warrants decreased to $0.6 million as of December 31, 2011, as a result of a $4.4 million gain from the change in fair value of warrants for the year then ended.

Since these warrants do not qualify for hedge accounting, all future changes in the fair value of the warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using an option pricing model. The significant drivers of the increase/decrease are related to changes in stock price and potential future stock issuances.

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

Beginning in 2011, for sales that include multiple deliverables, such as sales of our StemSource® Cell Bank (cell bank), we account for products or services (deliverables) separately rather than as a combined unit. Stem cell banks typically consist of a complex array of equipment and proprietary knowledge, and services, including one or more StemSource® devices, a cryogenic freezer, measuring and monitoring equipment, and a database patient tracking system. In addition, we typically provide consulting services, installation and training services concurrent with the installation of the cell bank. Web hosting and technical and maintenance services are generally provided for a period of up to one year subsequent to the date of sale. The FASB guidance of the Codification establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence (“VSOE”); (b) third-party evidence (“TPE”); or (c) management estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. For our cell bank sales, we establish relative selling prices for all deliverables based on vendor-specific quotes for comparable services when available. In the absence of VSOE, we use competitor’s products or services considered largely interchangeable with our own or management best estimate. A substantial amount of consulting services are provided to customers before the equipment installation and training has been completed, and therefore we treat this as a separate unit of accounting. The equipment with installation and initial training activities are treated as separate units of accounting. Also of standalone value to customers is the transfer of the proprietary knowledge, most notably in the form of standard operating procedures, and any license or exclusivity rights associated with the agreements. Revenue for the various deliverables is calculated and recognized based on the relative selling prices of each deliverable. Future services such as web hosting and ongoing maintenance are deferred and recognized into income during the year following the installation. There would have been no material impact to our financial statements in 2010 had we applied this guidance retrospectively.

Concentration of Significant Customers

For the year ended December 31, 2011, our sales were concentrated with respect to one direct customer, which comprised 14% of our product revenue recognized for the year ended December 31, 2011. Our Asia-Pacific and North America region sales accounted for 67% of our product revenue recognized for the year ended December 31, 2011. Additionally, two direct customers accounted for 27% of total outstanding accounts receivable as of December 31, 2011.

Our Asia-Pacific and North America region sales accounted for 79% of our product revenue recognized for the year ended December 31, 2010. Additionally, two customers accounted for 26% of total outstanding accounts receivable as of December 31, 2010.

Research and Development

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006. We recorded upfront fees totaling $28,311,000 as deferred revenues, related party. In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform. The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology. If and as such revenues are recognized, deferred revenue will be decreased. Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV. We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved. As our research and development efforts progress, we periodically evaluate, and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV. Revenue will be recognized as the above mentioned R&D milestones are completed. Of the amounts received and deferred, we recognized development revenues of $1,992,000, $2,122,000, and $8,840,000 for the years ended December 31, 2011, 2010 and 2009, respectively. All related development costs are expensed as incurred and are included in research and development expense on our statements of operations. To date under the contract, of the $28,311,000 originally deferred, we have recognized a total of $24,791,000 through December 31, 2011.

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and a discussion of critical accounting policies and significant estimates.

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest. Our exposure relates primarily to short-term investments, including funds classified as cash equivalents. As of December 31, 2011, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan. Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not engaged in any hedging activity in the Euro, the Yen or other currencies. Based on our cash balances and revenues derived from markets other than the United States for the year ended December 31, 2011, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss. Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

We have audited the accompanying consolidated balance sheets of Cytori Therapeutics, Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
March 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cytori Therapeutics, Inc.:

We have audited Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cytori Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cytori Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
March 12, 2012

CYTORI THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$36,922,000	$52,668,000
Accounts receivable, net of reserves of $474,000 and of $306,000 in 2011 and 2010, respectively	2,260,000	2,073,000
Inventories, net	3,318,000	3,378,000
Other current assets	837,000	834,000

Total current assets	43,337,000	58,953,000

Property and equipment, net	1,711,000	1,684,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	250,000	459,000
Other assets	1,772,000	566,000
Intangibles, net	192,000	413,000
Goodwill	3,922,000	3,922,000

Total assets	$51,534,000	$66,347,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,334,000	$6,770,000
Current portion of long-term obligations	2,487,000	6,453,000

Total current liabilities	7,821,000	13,223,000

Deferred revenues, related party	3,520,000	5,512,000
Deferred revenues	5,244,000	4,929,000
Warrant liability	627,000	4,987,000
Option liability	1,910,000	1,170,000
Long-term deferred rent	504,000	398,000
Long-term obligations, net of discount, less current portion	21,962,000	13,255,000

Total liabilities	41,588,000	43,474,000

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2011 and 2010	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 56,594,683 and 51,955,265 shares issued and 56,594,683 and 51,955,265 shares outstanding in 2011 and 2010, respectively	57,000	52,000
Additional paid-in capital	252,338,000	232,819,000
Accumulated deficit	(242,449,000)	(209,998,000)

Total stockholders’ equity	9,946,000	22,873,000

Total liabilities and stockholders’ equity	$51,534,000	$66,347,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2011	2010	2009
Product revenues:
Related party	$—	$590,000	$591,000
Third party	7,983,000	7,664,000	5,246,000
	7,983,000	8,254,000	5,837,000

Cost of product revenues	3,837,000	3,908,000	3,394,000

Gross profit	4,146,000	4,346,000	2,443,000

Development revenues:
Development, related party	1,992,000	2,122,000	8,840,000
Research grants and other	21,000	251,000	53,000

	2,013,000	2,373,000	8,893,000
Operating expenses:
Research and development	10,904,000	9,687,000	12,231,000
Sales and marketing	13,560,000	11,040,000	6,583,000
General and administrative	14,727,000	12,570,000	10,415,000
Change in fair value of warrants	(4,360,000)	(1,285,000)	4,574,000
Change in fair value of option liability	740,000	30,000	(920,000)

Total operating expenses	35,571,000	32,042,000	32,883,000

Operating loss	(29,412,000)	(25,323,000)	(21,547,000)

Other income (expense):
Interest income	9,000	9,000	20,000
Interest expense	(2,784,000)	(2,052,000)	(1,427,000)
Other income (expense), net	(55,000)	23,000	(218,000)
Equity loss from investment in joint venture	(209,000)	(151,000)	(44,000)

Total other income (expense)	(3,039,000)	(2,171,000)	(1,669,000)

Net loss	(32,451,000)	(27,494,000)	(23,216,000)

Basic and diluted net loss per common share	$(0.61)	$(0.60)	$(0.65)

Basic and diluted weighted average common shares	53,504,030	45,947,966	35,939,260

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

							Accumulated	Amount due
			Additional				Other	From
	Common Stock		Paid-in	Accumulated	Treasury Stock		Comprehensive	Exercises of
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Stock Options	Total
Balance at December 31, 2008	31,176,275	$31,000	$161,214,000	$(162,168,000)	1,872,834	$(6,794,000)	—	—	$(7,717,000)

Cumulative effect of change in accounting for certain warrants	—	—	(4,578,000)	2,880,000	—	—	—	—	(1,698,000)

Stock-based compensation expense	—	—	2,649,000	—	—	—	—	—	2,649,000

Issuance of common stock under stock option plan	203,707	—	410,000	—	—	—	—	—	410,000

Issuance of common stock under stock warrant agreement	46,154		121,000	—	—	—	—	—	121,000

Sale of common stock, net	8,613,123	9,000	21,851,000	—	—	—	—	—	21,860,000

Sale of treasury stock	—	—	(2,861,000)	—	(1,872,834)	6,794,000	—	—	3,933,000

Net loss for the year ended December 31, 2009	—	—	—	(23,216,000)	—	—	—	—	(23,216,000)

Balance at December 31, 2009	40,039,259	40,000	178,806,000	(182,504,000)	—	—	—	—	(3,658,000)

Stock-based compensation expense	—	—	3,055,000	—	—	—	—	—	3,055,000

Issuance of common stock under stock option plan	378,705	—	1,393,000	—	—	—	—	—	1,393,000

Issuance of common stock under stock warrant agreement	2,208,730	2,000	5,733,000	—	—	—	—	—	5,735,000

							Accumulated	Amount due
			Additional				Other	From
	Common Stock		Paid-in	Accumulated	Treasury Stock		Comprehensive	Exercises of
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Stock Options	Total
Sale of common stock, net	9,328,571	10,000	43,553,000	—	—	—	—	—	43,563,000

Allocation of fair value for debt-related warrants	—	—	279,000	—	—	—	—	—	279,000

Net loss for the year ended December 31, 2010	—	—	—	(27,494,000)	—	—	—	—	(27,494,000)

Balance at December 31, 2010	51,955,265	$52,000	$232,819,000	$(209,998,000)	—	$—	$—	$—	$22,873,000

Stock-based compensation expense	—	—	3,316,000	—	—	—	—	—	3,316,000

Issuance of common stock under stock option plan	222,283	—	767,000	—	—	—	—	—	767,000

Issuance of common stock under stock warrant agreement	340,873	1,000	2,081,000	—	—	—	—	—	2,082,000

Sale of common stock, net	4,076,262	4,000	13,088,000	—	—	—	—	—	13,092,000

Allocation of fair value for debt-related warrants	—	—	267,000	—	—	—	—	—	267,000

Net loss for the year ended December 31, 2011	—	—	—	(32,451,000)	—	—	—	—	(32,451,000)

Balance at December 31, 2011	56,594,683	$57,000	$252,338,000	$(242,449,000)	—	$—	$—	$—	$9,946,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(32,451,000)	$(27,494,000)	$(23,216,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	855,000	931,000	1,681,000
Amortization of deferred financing costs and debt discount	711,000	703,000	709,000
Warranty provision (reversal)	—	—	(23,000)
Increase (reduction) in allowance for doubtful accounts	483,000	460,000	663,000
Change in fair value of warrants	(4,360,000)	(1,285,000)	4,574,000
Change in fair value of option liability	740,000	30,000	(920,000)
Stock-based compensation	3,316,000	3,055,000	2,649,000
Equity loss from investment in joint venture	209,000	151,000	44,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(670,000)	(902,000)	(986,000)
Inventories	60,000	(777,000)	(446,000)
Other current assets	(3,000)	36,000	41,000
Other assets	(1,206,000)	(110,000)	75,000
Accounts payable and accrued expenses	(1,436,000)	811,000	413,000
Deferred revenues, related party	(1,992,000)	(2,122,000)	(8,840,000)
Deferred revenues	315,000	2,541,000	(57,000)
Long-term deferred rent	106,000	398,000	(168,000)

Net cash used in operating activities	(35,323,000)	(23,574,000)	(23,807,000)

Cash flows from investing activities:
Purchases of property and equipment	(560,000)	(610,000)	(221,000)
Cash invested in restricted cash	—	(350,000)	—
Investment in joint venture	—	(330,000)	—

Net cash used in investing activities	(560,000)	(1,290,000)	(221,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(4,529,000)	(5,454,000)	(2,053,000)
Proceeds from long-term obligations	9,444,000	20,000,000	—
Debt issuance costs and loan fees	(719,000)	(559,000)	—
Proceeds from exercise of employee stock options and warrants	2,849,000	7,128,000	531,000
Proceeds from sale of common stock	13,286,000	45,486,000	23,196,000
Costs from sale of common stock	(194,000)	(1,923,000)	(1,336,000)
Proceeds from sale of treasury stock	—	—	3,933,000

Net cash provided by financing activities	20,137,000	64,678,000	24,271,000

Net (decrease) increase in cash and cash equivalents	(15,746,000)	39,814,000	243,000

Cash and cash equivalents at beginning of year	52,668,000	12,854,000	12,611,000

Cash and cash equivalents at end of year	$36,922,000	$52,668,000	$12,854,000

	For the Years Ended December 31,
	2011	2010	2009

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$2,031,000	$1,226,000	$739,000
Final payment fee on long-term debt	419,000	205,000	—

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid-in capital	$267,000	$279,000	$—
Additions to fixed assets included in accounts payable and accrued expenses	—	481,000	—
Capital equipment lease	79,000	—	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.	Organization and Operations

The Company

Cytori Therapeutics, Inc. is developing cell therapies based on autologous adipose-derived stem and regenerative cells (ADRCs) to treat cardiovascular disease and repair soft tissue defects. Our scientific data suggest ADRCs improve blood flow, moderate the immune response and keep tissue at risk of dying alive. As a result, we believe these cells can be applied across multiple “ischemic” conditions. These therapies are made available by our proprietary device, the Celution® System, which automates the extraction and preparation of clinical grade ADRCs at the point-of-care.

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

Capital Availability

We incurred net losses of $32,451,000, $27,494,000 and, $23,216,000 for the years ended December 31, 2011, 2010 and 2009, respectively. We have an accumulated deficit of $242,449,000 as of December 31, 2011. Additionally, we have used net cash of $35,323,000, $23,574,000 and $23,807,000 to fund our operating activities for years ended December 31, 2011, 2010 and 2009, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital.

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

During 2011 and 2010, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth. We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our operations for 2012 and beyond. If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding. We continue to evaluate available financing opportunities as part of our normal course of business.

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

Actual results could differ from these estimates. Current economic conditions, including illiquid credit markets and volatile equity markets, contribute to the inherent uncertainty of such estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments with original maturities of three months or less that were included with and classified as cash and cash equivalents totaled $30,646,000 and $39,807,000 as of December 31, 2011 and 2010, respectively. We maintain our cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC limits.

Short-term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of December 31, 2011 and December 31, 2010.

Restricted Cash and Cash Equivalents

Restricted cash consists of cash and cash equivalents held in a letter of credit account pursuant to a lease agreement entered into on April 2, 2010 (amended November 4, 2011) for leasing of property at 3020 and 3030 Callan Road, San Diego, California. The lease agreement required us to execute a letter of credit for $350,000 naming the landlord as a beneficiary. The letter of credit was issued in July 2010 and required us to maintain $350,000 as restricted cash for the duration of the lease, which expires October 31, 2017, provided that the amount of the letter of credit can be reduced to $262,500 in July 2013, and to $175,000 in July of 2014.

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

Goodwill and Intangibles

Goodwill is not amortized but instead is tested annually for impairment at the reporting unit level, or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually during the fourth quarter. In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. We completed this assessment as of November 30, 2011, and concluded that no impairment existed.

Separable intangible assets that have finite useful lives will continue to be amortized over their respective useful lives. Intangibles, consisting of patents and core technology purchased in the acquisition of StemSource, Inc. in 2002, are being amortized on a straight-line basis over their expected lives of ten years.

The changes in the carrying amounts of other indefinite and finite-life intangible assets and goodwill for the years ended December 31, 2011 and 2010 are as follows:

December 31, 2011
Other intangibles, net:
Beginning balance	$413,000
Amortization	(221,000)
Ending balance	192,000

Goodwill, net:
Beginning balance	3,922,000
Increase (decrease)	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$4,114,000

Cumulative amortization of other intangible assets	$2,024,000

December 31, 2010
Other intangibles, net:
Beginning balance	$635,000
Amortization	(222,000)
Ending balance	413,000

Goodwill, net:
Beginning balance	3,922,000
Increase (decrease)	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$4,335,000

Cumulative amortization of other intangible assets	$1,803,000

As of December 31, 2011, future estimated amortization expense for these other intangible assets is expected to be as follows:

2012	$192,000
$192,000

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

The cumulative effect of the adoption is to present these warrants as liabilities on the date of the adoption as if they had been accounted for as liabilities since the warrants were issued. As a result on January 1, 2009, we recognized a $1.7 million long-term warrant liability, a $2.9 million decrease in accumulated deficit and a corresponding decrease in additional paid-in capital of $4.6 million. The fair value of these warrants increased to $6.3 million as of December 31, 2009, as a result of a $4.6 million loss from the change in fair value of warrants for the year ended December 31, 2009. The fair value of these warrants decreased to $5.0 million as of December 31, 2010, as a result of a $1.3 million gain from the change in fair value of warrants for the year then ended. The fair value of these warrants decreased to $0.6 million as of December 31, 2011, as a result of a $4.4 million gain from the change in fair value of warrants for the year then ended.

Since these warrants do not qualify for hedge accounting, all future changes in the fair value of the warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using an option pricing model using the following assumptions:

	As of December 31, 2011	As of December 31, 2010
Expected term	1.61 years	2.61 years
Common stock market price	$2.20	$5.19
Risk-free interest rate	0.19%	0.82%
Expected volatility	69.98%	86.03%
Resulting fair value (per warrant)	$0.32	$2.50

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

Beginning in 2011, for sales that include multiple deliverables, such as sales of our StemSource® Cell Bank (cell bank), we account for products or services (deliverables) separately rather than as a combined unit. Stem cell banks typically consist of a complex array of equipment and proprietary knowledge, and services, including one or more StemSource® devices, a cryogenic freezer, measuring and monitoring equipment, and a database patient tracking system. In addition, we typically provide consulting services, installation and training services concurrent with the installation of the cell bank. Web hosting and technical and maintenance services are generally provided for a period of up to one year subsequent to the date of sale. The FASB guidance of the Codification establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence (“VSOE”); (b) third-party evidence (“TPE”); or (c) management estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. For our cell bank sales, we establish relative selling prices for all deliverables based on vendor-specific quotes for comparable services when available. In the absence of VSOE, we use competitors’ products or services considered largely interchangeable with our own or management best estimate. A substantial amount of consulting services are provided to customers before the equipment installation and training has been completed, and therefore we treat this as a separate unit of accounting. The equipment with installation and initial training activities are treated as separate units of accounting. Also of standalone value to customers is the transfer of the proprietary knowledge, most notably in the form of standard operating procedures, and any license or exclusivity rights associated with the agreements. Revenue for the various deliverables is calculated and recognized based on the relative selling prices of each deliverable. Future services such as web hosting and ongoing maintenance are deferred and recognized into income during the year following the installation. There would have been no material impact to our financial statements in 2010 had we applied this guidance retrospectively.

Concentration of Significant Customers

For the year ended December 31, 2011, our sales were concentrated with respect to one direct customer, which comprised 14% of our product revenue recognized for the year ended December 31, 2011. Our Asia-Pacific and North America region sales accounted for 67% of our product revenue recognized for the year ended December 31, 2011. Additionally, two direct customers accounted for 27% of total outstanding accounts receivable as of December 31, 2011.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006. We recorded upfront fees totaling $28,311,000 as deferred revenues, related party. In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform. The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology. If and as such revenues are recognized, deferred revenue will be decreased. Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV. We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved. As our research and development efforts progress, we periodically evaluate, and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV. Revenue will be recognized as the above mentioned R&D milestones are completed. Of the amounts received and deferred, we recognized development revenues of $1,992,000, $2,122,000, and $8,840,000 for the years ended December 31, 2011, 2010 and 2009, respectively. All related development costs are expensed as incurred and are included in research and development expense on our statements of operations. To date under the contract, of the $28,311,000 originally deferred, we have recognized a total of $24,791,000 through December 31, 2011.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan. We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving certain defined and substantive research and development milestones. There was no development revenue recognized related to this agreement during the years ended December 31, 2011, 2010 or 2009, respectively.

Warranty

Beginning in March 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market. In September 2008, we completed installation of our first StemSource® Cell Bank. We are selling medical device equipment for use with humans, which is subjected to exhaustive and highly controlled specification compliance and fitness testing and validation procedures before it can be approved for sale to help ensure that the products will be free of defects. We believe that the rigorous nature of the testing and compliance efforts serves to minimize the likelihood of defects in material or workmanship such that recognition of a warranty obligation is not justified at this time. Accordingly, we have not recorded a warranty reserve for our Celution® 800/CRS System and StemSource® Cell Bank product line during the years ended December 31, 2011, 2010 and 2009.

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

Expenditures related to the Joint Venture with Olympus include costs that are necessary to support the commercialization of future generation devices based on our Celution® System platform. These development activities, which began in November 2005, include performing pre-clinical and clinical trials, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets. For the years ended December 31, 2011, 2010 and 2009, costs associated with the development of the device were $396,000, $2,221,000 and $2,713,000.

Our agreement with the NIH entitled us to qualifying expenditures of up to $250,000 related to research on Adipose Tissue-Derived Cells for Vascular Cell Therapy, which expired in August 2009. We incurred $49,000 of direct expenses for the year ended December 31, 2009. There were no comparable expenditures in 2011 and 2010.

Deferred Financing Costs and Other Debt-Related Costs

Deferred financing costs are capitalized and amortized to interest expense over the term of the associated debt instrument. We evaluate the terms of the debt instruments to determine if any embedded or freestanding derivatives or conversion features exist. We allocate the aggregate proceeds of the debt between the warrants and the debt based on their relative fair values. The fair value of the warrant issued to the Lenders was calculated utilizing the Black-Scholes option pricing model. We are accreting the resultant discount over the term of the debt through maturity date using the effective interest method. If the maturity of the debt is accelerated because of default or early debt repayment, then the amortization or accretion would be accelerated.

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

Segment Information

For the years ended December 31, 2011, 2010 and 2009, all of our financial results relate to regenerative cell technology, therefore we report our results as a single segment.

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the years ended December 31, 2011, 2010, and 2009, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 19,476,425, 18,926,093 and 20,123,889 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In April 2010, the FASB issued additional guidance for revenue recognition to provide criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize as revenue, in its entirety, consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The guidance for the milestone method of revenue recognition is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an update which provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as previously required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. This update did not have a material impact on our consolidated financial statements.

In March 2010, the FASB issued an update to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify an award with such a feature as a liability if it otherwise qualifies as equity. Affected entities are required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This update did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an update that allows companies to assess qualitative factors to determine whether they need to perform the two-step quantitative goodwill impairment test. Under the option, an entity no longer would be required to calculate the fair value of a reporting unit unless it determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 although early adoption is permitted. As of December 31, 2011, we elected for early adoption and this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB revised the fair value measurement and disclosure requirements to align the requirements under GAAP and International Financial Reporting Standards (“IFRS”). The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

As of December 31, 2011, Olympus holds approximately 7.09% (unaudited) of our issued and outstanding shares. Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

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

We have determined that the Joint Venture is a variable interest entity (VIE), but that Cytori is not the VIE’s primary beneficiary. Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can have significant influence over the Joint Venture’s operations. At December 31, 2011, the carrying value of our investment in the Joint Venture is $250,000.

We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so. We contributed $330,000 during 2010. The Company made no contributions during 2011 and 2009.

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

As of November 4, 2005, the fair value of the Put was determined to be $1,500,000. At December 31, 2011 and 2010, the fair value of the Put was $1,910,000 and $1,170,000, respectively. Fluctuations in the Put value are recorded in the consolidated statements of operations as a component of change in fair value of option liabilities. The fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	December 31, 2011	December 31, 2010	November 4, 2005

Expected volatility of Cytori	76.07%	73.00%	63.20%
Expected volatility of the Joint Venture	76.07%	73.00%	69.10%
Bankruptcy recovery rate for Cytori	28.00%	28.00%	21.00%
Bankruptcy threshold for Cytori	$8,594,000	$5,842,000	$10,780,000
Probability of a change of control event for Cytori	3.33%	3.43%	3.04%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%	99.00%
Risk free interest rate	1.89%	3.30%	4.66%

The Put has no expiration date. Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

Olympus-Cytori Joint Venture

The Joint Venture has exclusive access to our Celution® System device technology for the development, manufacture, and supply of such systems to us. Once the second generation Celution® System is developed and approved by regulatory agencies, the Joint Venture will exclusively supply us with these systems at a formula-based transfer price. We have retained all marketing rights (subject to our various distribution arrangements) to sell the Celution® System devices for all therapeutic applications of adipose regenerative cells.

As part of the various agreements with Olympus, we will be required, following commercialization of the Joint Venture’s Celution® System or Systems, to provide monthly forecasts to the Joint Venture specifying the quantities of each category of devices that we intend to purchase over a rolling six-month period. Although we are not subject to any minimum purchase requirements, we are obliged to buy a minimum percentage of the products forecasted by us in such reports. Since we can effectively control the number of devices we will agree to purchase, we estimate that the fair value of this guarantee is de minimis as of December 31, 2011.

In August 2007, we entered into a License and Royalty Agreement with the Joint Venture. This Royalty Agreement provides us the ability to commercialize the Celution® System platform earlier than we could have otherwise done so under the terms of the Joint Venture Agreements. The Royalty Agreement enables Cytori to manufacture the Cytori systems, including Celution® 800/CRS, until such time as the Joint Venture’s products are commercially available, subject to a reasonable royalty that will be payable to the Joint Venture for all such sales. In November 2007, we amended our License/Commercial Agreement with the Joint Venture to provide the continuance of our right to early commercialization on substantially the same terms after the three year term of the License and Royalty agreement. During the years ended December 31, 2011, 2010 and 2009, in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, we incurred approximately $166,000, $253,000 and $242,000, respectively, in royalty cost related to our agreement with the Joint Venture. This cost is included as a component of cost of product revenues in our consolidated statements of operations.

During the fourth quarter of 2010, partial development was completed on the Joint Venture’s Celution® System to be used for research purposes only. Although not yet available for commercial sale, the Joint Venture sold systems to Cytori (see product revenue and cost of product revenue below) are for use in an upcoming clinical trial.

Deferred revenues, related party

As of December 31, 2011, the deferred revenues, related party account primarily consists of the consideration we have received in exchange for contributions and obligations that we have agreed to on behalf of Olympus and the Joint Venture (less any amounts that we have recognized as revenues in accordance with our revenue recognition policies set out in note 2). These contributions include product development, regulatory approvals, and generally associated pre-clinical and clinical trials to support the commercialization of the Celution® System platform. Our obligations also include maintaining the exclusive and perpetual license to our device technology, including the Celution® System platform and certain related intellectual property.

Condensed financial information for the Joint Venture

A summary of the unaudited condensed financial information for the Joint Venture as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 and reconciliation of net income (loss) of the joint venture to Cytori’s equity loss from investment in joint venture is as follows:

	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Balance Sheets
Assets:
Cash	$69,000	$183,000
Amounts due from related party	104,000	632,000
Prepaid insurance	19,000	16,000
Computer equipment and software, net	797,000	995,000
Total assets	$989,000	$1,826,000

Liabilities and Stockholders’ Equity:
Accrued expenses	$48,000	$77,000
Amounts due to related party	95,000	509,000
Stockholders’ equity	846,000	1,240,000
Total liabilities and stockholders’ equity	$989,000	$1,826,000

	Years ended December 31,
	2011	2010	2009
Statements of Operations	(Unaudited)	(Unaudited)	(Unaudited)

Product revenue	$90,000	$458,000	$—

Cost of product revenue	87,000	458,000	—

Gross profit	3,000	—	—

Royalty revenue	166,000	253,000	242,000

Operating expenses:
Research and development	—	14,000	—
General and administrative:
Accounting and other corporate services	164,000	88,000	75,000
Quality system services	145,000	135,000	63,000
Depreciation expense for tooling equipment	230,000	130,000	—
Other	23,000	33,000	26,000
Operating expenses	562,000	400,000	164,000
Operating income (loss)	(393,000)	(147,000)	78,000
Other income (expense):
Interest income	—	1,000	1,000
Net income (loss)	$(393,000)	$(146,000)	$79,000

Reconciliation of net income (loss) to equity loss from investment in joint venture
Net income (loss)	$(393,000)	$(146,000)	$79,000
Intercompany eliminations	25,000	156,000	167,000
Net loss after intercompany eliminations	(418,000)	(302,000)	(88,000)
Cytori’s percentage of interest in joint venture	50%	50%	50%
Cytori’s equity loss from investment in joint venture	$(209,000)	$(151,000)	$(44,000)

4.	Fair Value Measurements

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
•  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30,646,000	$30,646,000	$—	$—

Liabilities:
Put option liability	$(1,910,000)	$—	$—	$(1,910,000)
Warrant liability	$(627,000)	$—	$—	$(627,000)

	Balance as of	Basis of Fair Value Measurements
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$39,807,000	$39,807,000	$—	$—

Liabilities:
Put option liability	$(1,170,000)	$—	$—	$(1,170,000)
Warrant liability	$(4,987,000)	$—	$—	$(4,987,000)

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

We value our put liability (see note 3) using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation). Assumptions are made with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate. Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

	Year ended	Year ended
Put option liability	December 31, 2011	December 31, 2010

Beginning balance	$(1,170,000)	$(1,140,000)
Decrease (increase) in fair value recognized in operating expenses	(740,000)	(30,000)
Ending balance	$(1,910,000)	$(1,170,000)

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

The following table summarizes the change in our Level 3 warrant liability value:

	Year ended	Year ended
Warrant liability	December 31, 2011	December 31, 2010

Beginning balance	$(4,987,000)	$(6,272,000)
Decrease (increase) in fair value recognized in operating expenses	4,360,000	1,285,000
Ending balance	$(627,000)	$(4,987,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated balance sheet as of December 31, 2011.

5.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at December 31, 2011 and 2010, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At December 31, 2011 and 2010, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	December 31, 2011		December 31, 2010

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$24,211,000	$24,341,000	$19,782,000	$19,679,000

Carrying value is net of debt discount of $1,847,000 and $1,321,000 as of December 31, 2011 and 2010, respectively.

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

All of our goodwill is associated with regenerative cell technology, and we determine the fair value based on a combination of inputs including the market capitalization of the company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the year ended December 31, 2011. Historically, the fair value has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows using market place participant assumptions. No triggering events occurred during the year ended December 31, 2011.

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

The Distribution Agreement with Senko commences upon “commercialization.” Essentially, commercialization occurs when one or more Thin Film product registrations are completed with the MHLW. As of December 31, 2011 commercialization has not yet occurred. Following commercialization, the Distribution Agreement has a duration of five years and is renewable for an additional five years after reaching mutually agreed minimum purchase guarantees.

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

At the inception of this arrangement, we received a $1,500,000 license fee which was recorded as deferred revenues in 2004. Half of the license fee is refundable if the parties agree commercialization is not achievable and a proportional amount is refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-commercialization. We have also received $1,250,000 in milestone payments from Senko. We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving the defined research and development milestones. We recognized no development revenue recognized during the years ended December 31, 2011, 2010 and 2009 under this agreement.

7.	Composition of Certain Financial Statement Captions

Inventories, net

As of December 31, 2011 and 2010, inventories, net, were comprised of the following:

	December 31,
	2011	2010

Raw materials	$1,503,000	$2,311,000
Work in process	790,000	410,000
Finished goods	1,025,000	657,000
	$3,318,000	$3,378,000

Other Current Assets

As of December 31, 2011 and 2010, other current assets were comprised of the following:

	December 31,
	2011	2010

Prepaid insurance	$234,000	$230,000
Prepaid other	372,000	477,000
Other receivables	231,000	127,000
	$837,000	$834,000

Property and Equipment, net

As of December 31, 2011 and 2010, property and equipment, net, were comprised of the following:

	December 31,
	2011	2010

Manufacturing and development equipment	$4,268,000	$4,035,000
Office and computer equipment	2,177,000	2,137,000
Leasehold improvements	3,255,000	3,125,000
	9,700,000	9,297,000
Less accumulated depreciation and amortization	(7,989,000)	(7,613,000)
	$1,711,000	$1,684,000

Depreciation expense totaled $618,000, $710,000 and $1,458,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Accounts Payable and Accrued Expenses

As of December 31, 2011 and 2010, accounts payable and accrued expenses were comprised of the following:

	December 31,
	2011	2010

Accrued legal fees	$829,000	$646,000
Accrued R&D studies	534,000	1,227,000
Accounts payable	272,000	601,000
Accrued vacation	908,000	760,000
Accrued bonus	866,000	1,045,000
Accrued expenses	1,572,000	2,077,000
Deferred rent	37,000	17,000
Accrued accounting fees	90,000	135,000
Accrued payroll	226,000	262,000
	$5,334,000	$6,770,000

8.	Commitments and Contingencies

We have contractual obligations to make payments on leases of office, manufacturing, and corporate housing space as follows:

Years Ending December 31,	Operating Leases

2012	$1,879,000
2013	1,913,000
2014	1,766,000
2015	1,821,000
2016	1,867,000
2017	1,590,000
Total	$10,836,000

Rent expense, which includes common area maintenance, for the years ended December 31, 2011, 2010 and 2009 was $2,524,000, $2,186,000 and $2,198,000, respectively.

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, enrolling patients, recruiting patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress. As of December 31, 2011, we have pre-clinical research study obligations of $60,000 (all of which are expected to be complete within a year) and clinical research study obligations of $13,800,000 ($3,250,000 of which are expected to be complete within a year). Should the timing of the pre-clinical and clinical trials change, the timing of the payment of these obligations would also change.

During 2008, we entered into a supply agreement with a minimum purchase requirements clause. As of December 31, 2011, we have minimum purchase obligations of $2,191,000 ($1,341,000 of which are expected to be paid within a year).

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

We accounted for this amendment as debt modification since the terms of the amended Term Loan and the Original Term Loan were not substantially different and as present value of cash flows of the modified instrument (using a net method of comparing the present value of cash flows related to the lowest common principal balance between the old and the new loans) was within 10% of the original debt instrument. Accordingly, the fees associated with the amended Term Loan of $300,000, final payment fee of $1,250,000, and the existing unamortized debt discount from the Original Term Loan of $332,000 will be amortized as an adjustment of interest expense over the term of the Amended Term Loan using the effective interest method.

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values. The fair value of the warrants issued to the Lenders is calculated utilizing the Black-Scholes option pricing model. We are amortizing the relative fair value of the warrants as a discount of $267,000 over the term of the loan using the effective interest method, with an effective interest rate of 13.63%. If the maturity of the debt is accelerated due to an event of default, then the amortization would be accelerated. The Term Loan is collateralized by the tangible assets of the company, including a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets; provided however, that if the Company does not maintain certain cash ratios, the security interest automatically will be deemed to include the Company’s intellectual property assets. As of December 31, 2011, we were in compliance with our financial and non-financial covenants.

Additional details relating to the above term loan that is outstanding as of December 31, 2011, are presented in the following table:

Origination Date	Original Loan Amount	Interest Rate	Current Monthly Payment*	Term	Remaining Principal (Face Value)

September 2011	$25,000,000	9.87%	$225,622	42 Months	$24,938,000
________________________________________
*	Current monthly payment is inclusive of interest and principal

As of December 31, 2011, the future contractual principal and final fee payments on all of our debt and lease obligations are as follows:

Years Ending December 31,

2012	$2,693,000
2013	9,927,000
2014	9,921,000
2015	3,749,000
2016	6,000
Total	$26,296,000

Reconciliation of Face Value to Book Value as of December 31, 2011

Total debt and lease obligations, including final payment fee (Face Value)	$26,296,000
Less: Debt discount	(1,847,000)
Total:	24,449,000
Less: Current portion	(2,487,000)
Long-term obligation	$21,962,000

Our interest expense for the years ended December 31, 2011, 2010 and 2009 (most of which related to the loan entered into September 2011, June 2010 and October 2008 was $2,784,000, $2,052,000 and $1,427,000, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $711,000, $703,000 and $709,000, respectively, related to the amortization of the debt discount and capitalized loan fees.

10.	Income Taxes

Due to our net losses for the years ended December 31, 2011, 2010 and 2009, and since we have recorded a full valuation allowance against deferred tax assets, there was no provision or benefit for income taxes recorded. There were no components of current or deferred federal or state income tax provisions for the years ended December 31, 2011, 2010 and 2009.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
Income tax expense (benefit) at federal statutory rate	(34.00	) %	(34.00	) %	(34.00	) %
Income tax expense (benefit) at state statutory rate	(3.36	) %	(2.62	) %	(2.61	) %
Mark to market permanent adjustment	(5.02	) %	(1.71	) %	7.21%
Change in federal valuation allowance	45.72%		40.47%		8.16%
Change in State Rate	(3.29	) %	0.00%		24.55%
Deferred revenue	(2.09	) %	(2.82	) %	(0.28	) %
Other, net	2.04%		0.68%		(3.03	) %
	0.00%		0.00%		0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Allowances and reserves	$292,000	$217,000
Accrued expenses	587,000	540,000
Deferred revenue	3,276,000	3,164,000
Stock based compensation	4,886,000	3,860,000
Net operating loss carryforwards	73,774,000	61,398,000
Income tax credit carryforwards	5,569,000	5,242,000
Property and equipment, principally due to differences in depreciation	707,000	821,000
Other	181,000	0
	89,272,000	75,242,000
Valuation allowance	(89,200,000)	(74,994,000)

Total deferred tax assets, net of allowance	72,000	248,000

Deferred tax liabilities:
Intangibles	(72,000)	(151,000)
Capitalized Assets and other	0	(97,000)

Total deferred tax liability	(72,000)	(248,000)

Net deferred tax assets (liability)	$—	$—

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a valuation allowance of $89,200,000 as of December 31, 2011 to reflect the estimated amount of deferred tax assets that may not be realized. We increased our valuation allowance by approximately $14,206,000 during the year ended December 31, 2011. The valuation allowance includes approximately $579,000 related to stock option deductions, the benefit of which, if realized, will eventually be credited to equity and not to income.

At December 31, 2011, we had federal, California, and Massachusetts tax loss carryforwards of approximately $193,511,000, $127,557,000, and $164,000 respectively. The federal and state net operating loss carryforwards begin to expire in 2019 and 2012 respectively, if unused. At December 31, 2011, we had federal and state tax credit carryforwards of approximately $3,808,000 and $3,594,000 respectively. The federal credits will begin to expire in 2017, if unused, and the state credits carry forward indefinitely. In addition, we had a foreign tax loss carryforward of $10,694,000 in Japan, $1,226,000 in Italy, $1,295,000 in Switzerland, and $51,000 in India.

Pursuant to the Internal Revenue Code (“IRC”) of 1986, as amended, specifically IRC §382 and IRC §383, our ability to use net operating loss and R&D tax credit carry forwards to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year period. We have completed an ownership change analysis pursuant to IRC Section 382 through April 17, 2007. We did not have any ownership change limitations based on that study. If ownership changes within the meaning of IRC Section 382 are identified as having occurred subsequent to April 17, 2007, the amount of remaining tax carry forwards available to offset future taxable income in future years may be significantly restricted or eliminated.

We recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. At December 31, 2011, deferred tax assets do not include $1,225,000 of excess tax benefits from stock-based compensation.

We changed our accounting method of accounting for uncertain tax positions on January 1, 2007. We had no unrecognized tax benefits as of the date of adoption.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Unrecognized Tax Benefits – Beginning	$1,166,000	$1,115,000	$952,000
Gross increases – tax positions in prior period	—	—	4,000
Gross decreases – tax positions in prior period	—	(49,000)	—
Gross increase – current-period tax positions	138,000	100,000	159,000
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized Tax Benefits – Ending	$1,304,000	$1,166,000	$1,115,000

None of the amount included in our liability for uncertain tax benefits if recognized would affect the Company’s effective tax rate, since it would be offset by an equal reduction in the deferred tax asset valuation allowance. The Company’s deferred tax assets are fully reserved.

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses as of December 31, 2011.

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

We implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. We may make discretionary annual contributions to the Plan, which is allocated to the profit sharing accounts based on the number of years of employee service and compensation. At the sole discretion of the Board of Directors, we may also match the participants’ contributions to the Plan. We made no discretionary or matching contributions to the Plan in 2011, 2010 and 2009.

12.	Stockholders’ Equity (Deficit)

Preferred Stock

We have authorized 5,000,000 shares of $.001 par value preferred stock, with no shares outstanding as of December 31, 2011 and 2010. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.

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

On July 11, 2011, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 6,326,262 shares of our common stock. The agreement requires us to issue and Seaside to buy 1,326,262 shares of our common stock at an initial closing and 250,000 shares of our common stock once every two weeks, commencing 30 days after the initial closing, for up to an additional 20 closings, subject to the satisfaction of customary closing conditions. At the initial closing, the offering price was $4.52, which equaled to 88% of our common stock’s volume-weighted average trading prices, or VWAP, during the ten-day trading period immediately prior to the initial closing date, raising approximately $6,000,000 in gross proceeds. At subsequent closings, the offering price will equal 90.25% of our common stock’s volume-weighted average trading prices during the ten-day trading period immediately prior to each subsequent closing date. We raised approximately $13,286,000 in gross proceeds from the sale of 4,076,262 shares in our scheduled closings through December 31, 2011.

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, our closings with Seaside 88, LP through December 31, 2011, our October 2010 offering of 4,600,000 shares of our common stock and our December 2010 sale of 1,428,571 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing. As a result, as of December 31, 2011, the common stock warrants issued on August 11, 2008 are currently exercisable for 1,990,282 shares of our common stock at an exercise price of $5.82 per share.

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

During 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock through non-qualified stock options, stock appreciation rights, restricted stock units, or restricted stock and cash awards. The 2004 Plan initially provides for issuance of 3,000,000 shares of our common stock, which number may be cumulatively increased (subject to Board discretion) on an annual basis beginning January 1, 2005, which annual increase shall not exceed 2% of our then outstanding stock. As of December 31, 2011, there are 1,050,036 securities remaining and available for future issuances under 2004 Plan, which is exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

In August 2011, stockholders approved 2011 Employee Stock Purchase Plan (ESPP), with a maximum of 500,000 shares of our common stock to be issued under this plan.  Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions, which may not exceed 15% of an employee’s compensation.  The price at which shares are sold under the ESPP is established by the duly appointed committee of the Board but may not be less than 90% of the lesser of the fair market value per share of our common stock on the offering date or on the purchase date. As of December 31, 20011, there were no stock issuances under this plan and no stock-based compensation was recorded for this plan for the year then ended.

Stock Options

Generally, options issued under the 2004 Plan or the 1997 Plan are subject to four-year vesting, and have a contractual term of 10 years. Most options contain one of the following two vesting provisions:

•	12/48 of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or

•	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the year ended December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2011	7,050,689	$5.19
Granted	1,113,950	$5.20
Exercised	(200,755)	$3. 82
Expired	(397,496)	$7.12
Cancelled/forfeited	(109,204)	$4.65
Balance as of December 31, 2011	7,457,184	$5.13

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2011	7,457,184	$5.13	5.53	$34,450
Vested and expected to vest at December 31, 2011	7,417,443	$5.13	5.52	$34,271
Exercisable at December 31, 2011	5,636,839	$5.02	4.57	$22,181

The total intrinsic value of stock options exercised was $541,000, $1,529,000 and $682,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

The fair value of each option awarded during the year ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	Years ended December 31,
	2011	2010	2009
Expected term	5.5 years	5 years	5 years
Risk-free interest rate	1.95%	2.22%	1.94%
Volatility	72.36%	72.81%	66.80%
Dividends	—	—	—
Resulting weighted average grant date fair value	$3.24	$4.02	$2.34

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

Restricted Stock Awards

Generally, restricted stock awards issued under the 2004 Plan are subject to a vesting period that coincides with the fulfillment of service requirements for each award and have a contractual term of 10 years. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

A summary of activity for the year ended December 31, 2011 is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2011	40,269	$4.88
Granted	61,000	$5.74
Exercised/Released	(21,528)	$4.71
Balance as of December 31, 2011	79,741	$5.59

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2011	79,741	$5.59	9.0	$175,430
Vested and expected to vest at December 31, 2011	79,741	$5.59	9.0	$175,430
Exercisable at December 31, 2011	48,241	$4.94	8.9	$106,130

Performance-Based Restricted Stock Awards

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011. The awards provide certain employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: obtaining certain FDA clearance or approval (40%), achieving a targeted revenue increase for the fiscal year ended December 31, 2011 (20%), and entering into a major collaboration for development and/or commercialization of the Company’s products (40%). To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following January 1, 2012. Once earned, the awards will remain unvested until January 1, 2013. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards. Effective January 2012, the outstanding awards ceased vesting based upon decision of the Compensation Committee that performance criteria has not been met as of January 1, 2012. No compensation expense was recognized related to these awards during the year ended December 31, 2011. The following table summarizes activity with respect to such awards during the year ended December 31, 2011:

	Restricted Stock Awards	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2011	0
Granted	246,225	$5.82
Vested	0
Cancelled/forfeited	0
Outstanding at December 31, 2011	246,225	$5.82
Vested at December 31, 2011	0

The following summarizes the total compensation cost recognized for the stock options and restricted stock awards in the accompanying financial statements:

	Years ended December 31,
	2011	2010	2009

Total compensation cost for share-based payment arrangements recognized in the statement of operations (net of tax of $0)	$3,316,000	$3,055,000	$2,649,000

As of December 31, 2011, the total unamortized compensation cost related to outstanding unvested stock options and restricted stock awards for all of our plans is approximately $5,782,000. These costs are expected to be recognized over a weighted average period of 1.72 years.

Cash received from stock option and warrant exercises for the years ended December 31, 2011, 2010 and 2009 was approximately $2,849,000, $7,128,000 and $531,000, respectively. No income tax benefits have been recorded related to the stock option exercises as the benefits have not been realized in our income tax returns.

To settle stock options and restricted stock awards, we will issue new shares of our common stock. At December 31, 2011, we have an aggregate of 24,462,062 shares authorized and available to satisfy option exercises under our plans.

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

During the year ended December 31, 2010, we recognized $583,000 in product revenues, related party, from our sales transactions through our distribution partner, Green Hospital Supply, Inc. During the first quarter of 2009, we sold a StemSource® Cell Bank in Japan through our distribution partner, Green Hospital Supply, Inc. for $600,000. The sale was completed pursuant to our Master Cell Banking and Cryopreservation Agreement, effective August 13, 2007, with Green Hospital Supply, Inc. No similar sales occurred during the year ended December 31, 2011. As of December 31, 2011, 2010 and 2009, Green Hospital, Inc. was a beneficial owner of more than five percent of our outstanding shares of common stock.

During the year ended December 31, 2011, 2010 and 2009, we incurred approximately $166,000, $253,000 and $242,000 in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture, respectively. As of December 31, 2011, 2010 and 2009, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.

Additionally, refer to note 3 for a discussion of related party transactions with Olympus.

16.	Subsequent Events

We have evaluated events after the balance sheet date of December 31, 2011 and up to the date we filed this report.

Subsequent to the quarter ended December 31, 2011, we completed four scheduled closings with Seaside 88, LP during the period of January 1, 2012 through our filing date raising in aggregate approximately $3,740,000 in gross proceeds from the sale of 1,250,000 shares of our common stock in connection with the agreement we entered into with Seaside 88, LP on July 11, 2011.

17.	Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

	For the three months ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Product revenues	$1,362,000	$2,411,000	$2,134,000	$2,076,000
Gross profit	520,000	1,302,000	1,192,000	1,132,000
Development revenues	1,235,000	11,000	5,000	762,000
Operating expenses	12,998,000	5,685,000	9,020,000	7,868,000
Other income (expense)	(829,000)	(766,000)	(512,000)	(932,000)
Net loss	$(12,072,000)	$(5,138,000)	$(8,335,000)	$(6,906,000)
Basic and diluted net loss per share	$(0.23)	$(0.10)	$(0.15)	$(0.13)

	For the three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Product revenues	$2,266,000	$2,091,000	$1,519,000	$2,378,000
Gross profit	1,336,000	1,208,000	599,000	1,203,000
Development revenues	2,143,000	7,000	65,000	158,000
Operating expenses	5,555,000	6,257,000	10,255,000	9,975,000
Other income (expense)	(371,000)	(335,000)	(826,000)	(639,000)
Net loss	$(2,447,000)	$(5,377,000)	$(10,417,000)	$(9,253,000)
Basic and diluted net loss per share	$(0.06)	$(0.12)	$(0.23)	$(0.19)

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report of Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011 based on COSO criteria. KPMG LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K, has issued attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the material under the captions “Election of Directors” and “Directors, Executive Officers and Corporate Governance” in our Definitive Proxy Statement for our 2012 Annual Meeting of Stocholders, to be filed with SEC on or before April 30, 2012 (the 2012 Proxy Statement).

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the material under the caption “Executive Compensation” in our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the material under the caption “Information Concerning Directors and Executive Officers- Certain Relationships and Related Transactions” in our 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated herein by reference to the material under the caption “Principal Accountant Fees and Services” in our 2012 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

(a) (2)	Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2011, 2010 and 2009
(in thousands of dollars)

	Balance at beginning of year	Additions (A)	Deductions (B)		Other (C)	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2011	$306	$483		$(256)	$(59)	$474
Year ended December 31, 2010	$751	$460	$	(1,014)	$109	$306
Year ended December 31, 2009	$122	$663		$(34)	$—	$751

(A)	Includes increases to allowances for doubtful accounts, net of any equipment recovered
(B)	Includes write off of uncollectible accounts receivable, net of any equipment recovered
(C)	Includes collections fees incurred and product sales amounts deferred that do not meet revenue recognition criteria, net of cash received

(a)(3)	Exhibits

CYTORI THERAPEUTICS, INC.
EXHIBIT INDEX

		Filed	Incorporated by Reference
with this
Exhibit		Form
Number	Exhibit Title	10-K	Form	File No.	Date Filed
1.1	Underwriting Agreement, dated October 8, 2010, between Cytori Therapeutics, Inc. and Jefferies & Company.		8-K	001-34375 Exhibit 1.1	10/08/2010

2.5	Asset Purchase Agreement dated May 30, 2007, by and between Cytori Therapeutics, Inc. and MacroPore Acquisition Sub, Inc.		10-Q	000-32501 Exhibit 2.5	08/14/2007

3.1	Amended and Restated Certificate of Incorporation.		10-Q	000-32501 Exhibit 3.1	08/13/2002

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

3.3	Certificate of Ownership and Merger.		10-Q	000-32501 Exhibit 3.1.1	11/14/2005

4.1
Rights Agreement, dated as of May 19, 2003, between Cytori Therapeutics, Inc. and Computershare Trust Company, Inc. as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Designation, Preferences and Rights of Series RP Preferred Stock of Cytori Therapeutics, Inc.; as Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Stock.
			8-A	000-32501 Exhibit 4.1	05/30/2003

4.1.1	Amendment No. 1 to Rights Agreement dated as of May 12, 2005, between Cytori Therapeutics, Inc. and Computershare Trust Company, Inc. as Rights Agent.		8-K	000-32501 Exhibit 4.1.1	05/18/2005

4.1.2	Amendment No. 2 to Rights Agreement, dated as of August 28, 2007, between us and Computershare Trust Company, N.A. (as successor to Computershare Trust Company, Inc.), as Rights Agent.		8-K	000-32501 Exhibit 4.1.1	09/04/2007

4.2	Form of Warrant.		8-K	000-32501 Exhibit 4.2	03/10/2009

10.1#	Amended and Restated 1997 Stock Option and Stock Purchase Plan.		10	000-32501 Exhibit 10.1	03/30/2001

10.1.1#
Board of Directors resolution adopted November 9, 2006 regarding determination of fair market value for stock option grant purposes (incorporated by reference to Exhibit 10.10.1 filed as Exhibit 10.10.1 to our Form 10-K Annual Report, as filed on March 30, 2007 and incorporated by reference herein)
			10-K	000-32501 Exhibit 10.10.1	03/30/2007

10.2+	Development and Supply Agreement, made and entered into as of January 5, 2000, by and between the Company and Medtronic.		10	000-32501 Exhibit 10.4	06/01/2001

10.3+	Amendment No. 1 to Development and Supply Agreement, effective as of December 22, 2000, by and between the Company and Medtronic, Inc..		10	000-32501 Exhibit 10.5	06/01/2001

10.5+	Amendment No. 2 to Development and Supply Agreement, effective as of September 30, 2002, by and between the Company and Medtronic, Inc.		8-K	000-32501 Exhibit 2.4	10/23/2002

10.7	Amended Master Security Agreement between the Company and General Electric Corporation, September, 2003.		10-Q	000-32501 Exhibit 10.1	11/12/2003

10.10#	2004 Equity Incentive Plan of Cytori Therapeutics, Inc		8-K	000-32501 Exhibit 10.1	08/27/2004

10.10.1#	Board of Directors resolution adopted November 9, 2006 regarding determination of fair market value for stock option grant purposes.		10-K	000-32501 Exhibit 10.10.1	03/30/2007

10.11	Exclusive Distribution Agreement, effective July 16, 2004 by and between the Company and Senko Medical Trading Co.	10-Q	000-32501 Exhibit 10.25	11/15/2004

10.12#	Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory).	10-Q	000-32501 Exhibit 10.19	11/15/2004

10.13#	Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory) with Cliff.	10-Q	000-32501 Exhibit 10.20	11/15/2004

10.14#	Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive).	10-Q	000-32501 Exhibit 10.21	11/15/2004

10.15#	Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive) with Cliff.	10-Q	000-32501 Exhibit 10.22	11/15/2004

10.16#	Form of Options Exercise and Stock Purchase Agreement Relating to the 2004 Equity Incentive Plan.	10-Q	000-32501 Exhibit 10.23	11/15/2004

10.17#	Form of Notice of Stock Options Grant Relating to the 2004 Equity Incentive Plan.	10-Q	000-32501 Exhibit 10.24	11/15/2004

10.22	Common Stock Purchase Agreement dated April 28, 2005, between Olympus Corporation and the Company.	10-Q	000-32501 Exhibit 10.21	08/15/2005

10.23	Sublease Agreement dated May 24, 2005, between Biogen Idec, Inc. and the Company.	10-Q	000-32501 Exhibit 10.21	08/15/2005

10.27+	Joint Venture Agreement dated November 4, 2005, between Olympus Corporation and the Company.	10-K	000-32501 Exhibit 10.27	03/30/2006

10.28+	License/ Commercial Agreement dated November 4, 2005, between Olympus-Cytori, Inc. and the Company	10-K	000-32501 Exhibit 10.28	03/30/2006

10.28.1	Amendment One to License/ Commercial Agreement dated November 14, 2007, between Olympus-Cytori, Inc. and the Company.	10-K	000-32501 Exhibit 10.28.1	03/14/2008

10.29+	License/ Joint Development Agreement dated November 4, 2005, between Olympus Corporation, Olympus-Cytori, Inc. and the Company.	10-K	000-32501 Exhibit 10.29	03/30/2006

10.29.1	Amendment No. 1 to License/ Joint Development Agreement dated May 20, 2008, between Olympus Corporation, Olympus-Cytori, Inc. and the Company.	10-Q	000-32501 Exhibit 10.29.1	08/11/2008

10.30+	Shareholders Agreement dated November 4, 2005, between Olympus Corporation and the Company.	10-K	000-32501 Exhibit 10.30	03/30/2006

10.32	Common Stock Purchase Agreement, dated August 9, 2006, by and between Cytori Therapeutics, Inc. and Olympus Corporation.	8-K	000-32501 Exhibit 10.32	08/15/2006

10.33	Form of Common Stock Subscription Agreement, dated August 9, 2006 (Agreements on this form were signed by Cytori and each of respective investors in the Institutional Offering).	8-K	000-32501 Exhibit 10.33	08/15/2006

10.34	Placement Agency Agreement, dated August 9, 2006, between Cytori Therapeutics, Inc. and Piper Jaffray & Co.	8-K	000-32501 Exhibit 10.34	08/15/2006

10.39+	Exclusive License Agreement between us and the Regents of the University of California dated October 16, 2001.	10-K	000-32501 Exhibit 10.10	03/31/2003

10.39.1 +	Amended and Restated Exclusive License Agreement, effective September 26, 2006, by and between The Regents of the University of California and Cytori Therapeutics, Inc.	10-Q	000-32501 Exhibit 10.39	11/14/2006

10.42	Placement Agency Agreement, dated February 23, 2007, between Cytori Therapeutics, Inc. and Piper Jaffray & Co.	8-K	000-32501 Exhibit 10.1	02/26/2007

10.43	Financial services advisory engagement letter agreement, dated February 16, 2007, between Cytori Therapeutics, Inc. and WBB Securities, LLC.	8-K	000-32501 Exhibit 10.2	02/26/2007

10.44	Form of Subscription Agreement, dated February 23, 2007.	8-K	000-32501 Exhibit 10.3	02/26/2007

10.45	Form of Warrant to be dated February 28, 2007.	8-K	000-32501 Exhibit 10.4	02/26/2007

10.46	Common Stock Purchase Agreement, dated March 28, 2007, by and between Cytori Therapeutics, Inc. and Green Hospital Supply, Inc.	10-Q	000-32501 Exhibit 10.46	05/11/2007

10.47	Consulting Agreement, dated May 3, 2007, by and between Cytori Therapeutics, Inc. and Marshall G. Cox.	10-Q	000-32501 Exhibit 10.47	08/14/2007

10.48+	Master Cell Banking and Cryopreservation Agreement, effective August 13, 2007, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc.	10-Q	000-32501 Exhibit 10.48	11/13/2007

10.48.1	Amendment No. 1 to Master Cell Banking and Cryopreservation Agreement, effective June 4, 2008, by and between Green Hospital Supply, Inc. and the Company.	8-K	000-32501 Exhibit 10.48.1	06/10/2008

10.49+	License & Royalty Agreement, effective August 23, 2007, by and between Olympus-Cytori, Inc. and Cytori Therapeutics, Inc.	10-Q	000-32501 Exhibit 10.49	11/13/2007

10.50	General Release Agreement, dated August 13, 2007, between John Ransom and Cytori Therapeutics, Inc.	10-Q	000-32501 Exhibit 10.49	11/13/2007

10.51	Common Stock Purchase Agreement, dated February 8, 2008, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc.	8-K	000-32501 Exhibit 10.51	02/19/2008

10.51.1	Amendment No. 1 to Common Stock Purchase Agreement, dated February 29, 2008, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc.	8-K	000-32501 Exhibit 10.51.1	02/29/2008

10.52#	Agreement for Acceleration and/or Severance, dated January 31, 2008, by and between Christopher J. Calhoun and Cytori Therapeutics, Inc.	10-K	000-32501 Exhibit 10.52	03/14/2008

10.53#	Agreement for Acceleration and/or Severance, dated January 31, 2008, by and between Marc H. Hedrick and Cytori Therapeutics, Inc.	10-K	000-32501 Exhibit 10.53	03/14/2008

10.54#	Agreement for Acceleration and/or Severance, dated January 31, 2008, by and between Mark E. Saad and Cytori Therapeutics, Inc.	10-K	000-32501 Exhibit 10.54	03/14/2008

10.55	Common Stock Purchase Agreement, dated August 7, 2008, by and between the Company and Olympus Corporation.	8-K	000-32501 Exhibit 10.32	08/08/2008

10.55.1	Amendment No. 1 to Common Stock Purchase Agreement, dated August 8, 2008, by and between the Company and Olympus Corporation.	8-K	000-32501 Exhibit 10.32.1	08/14/2008

10.56	Securities Purchase Agreement, dated August 7, 2008, by and among the Company and the Purchasers identified on the signature pages thereto.	8-K	000-32501 Exhibit 10.33	08/08/2008

10.57
Form of Warrant to Purchase Common Stock issued on August 11, 2008 pursuant to the Securities Purchase Agreement, dated August 7, 2008, by and among the Company and the Purchasers identified on the signature pages thereto.
		8-K	000-32501 Exhibit 10.34	08/08/2008

10.58	Registration Rights Agreement, dated August 7, 2008, by and among the Company and the Purchasers identified on the signature pages thereto.	8-K	000-32501 Exhibit 10.35	08/08/2008

10.59	Loan and Security Agreement, dated October 14, 2008, by and among the Company, General Electric Capital Corporation, and the other lenders signatory thereto.	10-K	000-32501 Exhibit 10.59	03/06/2009

10.60	Promissory Note issued by the Company in favor of General Electric Capital Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated October 14, 2008.	10-K	000-32501 Exhibit 10.60	03/06/2009

10.61	Warrant to Purchase Common Stock issued by the Company on October 14, 2008 in favor of GE Capital Equity Investments, Inc., pursuant to the Loan and Security Agreement dated October 14, 2008.	10-K	000-32501 Exhibit 10.61	03/06/2009

10.62	Warrant to Purchase Common Stock issued by the Company on October 14, 2008 in favor of Silicon Valley Bank, pursuant to the Loan and Security Agreement dated October 14, 2008.	10-K	000-32501 Exhibit 10.62	03/06/2009

10.63	Form of Subscription Agreement by and between Cytori Therapeutics, Inc. and the Purchaser (as defined therein), dated as of March 9, 2009.	8-K	000-32501 Exhibit 10.63	03/10/2009

10.64	Placement Agency Agreement, dated March 9, 2009, between Cytori Therapeutics, Inc. and Piper Jaffray & Co.	8-K	000-32501 Exhibit 10.64	03/10/2009

10.65	Securities Purchase Agreement, dated May 7, 2009, by and among Cytori Therapeutics, Inc. and the Purchasers identified on the signature pages thereto.	8-K	000-32501 Exhibit 10.63	05/08/2009

10.66	Form of Warrant to Purchase Common Stock to be issued on or about May 11, 2009.	8-K	000-32501 Exhibit 10.64	05/08/2009

10.67	Registration Rights Agreement, dated May 7, 2009, by and among Cytori Therapeutics, Inc. and the Purchasers identified on the signature pages thereto.	8-K	000-32501 Exhibit 10.65	05/08/2009

10.68	Form of Common Stock Purchase Agreement by and between Cytori Therapeutics, Inc. and Seaside 88, LP, dated as of June 19, 2009.	8-K	001-34375 Exhibit 10.68	06/22/2009

10.69	Lease Agreement entered into on April 2, 2010, between HCP Callan Rd, LLC. and Cytori Therapeutics, Inc..	10-Q	001-34375 Exhibit 10.69	05/06/2010

10.70	Amended and Restated Loan and Security Agreement, dated June 11, 2010, by and among the Company, General Electric Capital Corporation, and the other lenders signatory thereto.	8-K	001-34375 Exhibit 10.70	06/17/2010

10.71	Promissory Note issued by the Company in favor of General Electric Capital Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated June 11, 2010.	8-K	001-34375 Exhibit 10.71	06/17/2010

10.72	Promissory Note issued by the Company in favor of Oxford Financial Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated June 11, 2010.	8-K	001-34375 Exhibit 10.72	06/17/2010

10.73
Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of GE Capital Equity Investments, Inc., pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010.
		8-K	001-34375 Exhibit 10.73	06/17/2010

10.74	Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of Silicon Valley Bank, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010.	8-K	001-34375 Exhibit 10.74	06/17/2010

10.75	Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010.	8-K	001-34375 Exhibit 10.75	06/17/2010

10.76	Common Stock Purchase Agreement, dated December 6, 2010, by and among Cytori Therapeutics, Inc. and Astellas Pharma Inc.	8-K	001-34375 Exhibit 10.76	12/09/2010

10.77	Form of Notice and Restricted Stock Award Agreement for grants of performance-based restricted stock awards under the 2004 Equity Incentive Plan.	8-K	001-34375 Exhibit 10.1	03/04/2011

10.78	Form of Common Stock Purchase Agreement by and between Cytori Therapeutics, Inc. and Seaside 88, LP, dated July 11, 2011	8-K	001-34375 Exhibit 10.78	07/12/2011

10.79
First Amendment to Amended and Restated Loan and Security Agreement, dated June 23, 2011, by and among the Company, Oxford Finance LLC, the other lenders party hereto and General Electric Capital Corporation.
		10-Q	001-34375 Exhibit 10.79	08/09/2011

10.80
Second Amendment to the Amended and Restated Loan and Security Agreement, dated September 9, 2011, by and among the Company, General Electric Capital Corporation, and the other lenders signatory thereto.
		8-K	001-34375 Exhibit 10.80	09/15/2011

10.81	Promissory Note issued by the Company in favor of General Electric Capital Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated September 9, 2011.	8-K	001-34375 Exhibit 10.81	09/15/2011

10.82	Promissory Note issued by the Company in favor of Silicon Valley Bank or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated September 9, 2011.	8-K	001-34375 Exhibit 10.82	09/15/2011

10.83	Promissory Note issued by the Company in favor of Oxford Financial Corporation or any subsequent holder thereof, pursuant to the Loan and Security Agreement dated September 9, 2011.		8-K	001-34375 Exhibit 10.83	09/15/2011

10.84
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of GE Capital Equity Investments, Inc., pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.
			8-K	001-34375 Exhibit 10.84	09/15/2011

10.85	Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of Silicon Valley Bank, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.		8-K	001-34375 Exhibit 10.85	09/15/2011

10.86
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.
			8-K	001-34375 Exhibit 10.86	09/15/2011

10.87
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.
			8-K	001-34375 Exhibit 10.87	09/15/2011

10.88	First Amendment to Lease Agreement entered into on November 4, 2011, between HCP Callan Rd, LLC. and the Company.		10-Q	001-34375 Exhibit 10.88	11/08/2011

10.89#	2011 Employee Stock Purchase Plan		DEF 14A	001-34375 Appendix A	05/02/2011

14.1	Code of Ethics.		10-K	000-32501 Exhibit 14.1	03/30/2004

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (filed herewith).	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

_______________________________________
+	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

By:	/s/ Christopher J. Calhoun
Christopher J. Calhoun
Chief Executive Officer
March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lloyd H. Dean	Chairman of the Board of Directors	March 13, 2012
Lloyd H. Dean

/s/ Christopher J. Calhoun	Chief Executive Officer, Vice-Chairman, Director (Principal Executive Officer)	March 13, 2012
Christopher J. Calhoun

/s/ Marc H. Hedrick, MD	President, Director	March 13, 2012
Marc H. Hedrick, MD

/s/ Mark E. Saad	Chief Financial Officer (Principal Financial Officer)	March 13, 2012
Mark E. Saad

/s/ John W. Townsend	Chief Accounting Officer	March 13, 2012
John W. Townsend

/s/ Richard J. Hawkins	Director	March 13, 2012
Richard J. Hawkins

/s/ Paul W. Hawran	Director	March 13, 2012
Paul W. Hawran

/s/ Ronald D. Henriksen	Director	March 13, 2012
Ronald D. Henriksen

/s/ E. Carmack Holmes, MD	Director	March 13, 2012
E. Carmack Holmes, MD

/s/ David M. Rickey	Director	March 13, 2012
David M. Rickey

/s/ Tommy G. Thompson	Director	March 13, 2012
Tommy G. Thompson