Form 10-Q
period 2012-03-31
CYTORI THERAPEUTICS, INC.
filed 2012-05-10
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes   ☐    No  ☒

As of April 30, 2012, there were 58,686,448 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2012	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$34,399,000	$36,922,000
Accounts receivable, net of reserves of $187,000 and of $474,000 in 2012 and 2011, respectively	1,425,000	2,260,000
Inventories, net	3,374,000	3,318,000
Other current assets	1,135,000	837,000

Total current assets	40,333,000	43,337,000

Property and equipment, net	2,367,000	1,711,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	200,000	250,000
Other assets	1,794,000	1,772,000
Intangibles, net	136,000	192,000
Goodwill	3,922,000	3,922,000

Total assets	$49,102,000	$51,534,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,046,000	$5,334,000
Current portion of long-term obligations	4,911,000	2,487,000

Total current liabilities	10,957,000	7,821,000

Deferred revenues, related party	3,520,000	3,520,000
Deferred revenues	5,176,000	5,244,000
Warrant liability	757,000	627,000
Option liability	1,640,000	1,910,000
Long-term deferred rent	498,000	504,000
Long-term obligations, net of discount, less current portion	19,704,000	21,962,000

Total liabilities	42,252,000	41,588,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2012 and 2011	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 58,428,606 and 56,594,683 shares issued and outstanding in 2012 and 2011, respectively	58,000	57,000
Additional paid-in capital	258,566,000	252,338,000
Accumulated deficit	(251,774,000)	(242,449,000)

Total stockholders’ equity	6,850,000	9,946,000

Total liabilities and stockholders’ equity	$49,102,000	$51,534,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011

Product revenues	$1,481,000	$1,362,000

Cost of product revenues	853,000	842,000

Gross profit	628,000	520,000

Development revenues:
Development, related party	—	1,231,000
Research grants and other	3,000	4,000
	3,000	1,235,000
Operating expenses:
Research and development	2,836,000	3,047,000
Sales and marketing	2,376,000	3,226,000
General and administrative	3,924,000	3,544,000
Change in fair value of warrant liability	130,000	3,471,000
Change in fair value of option liability	(270,000)	(290,000)

Total operating expenses	8,996,000	12,998,000

Operating loss	(8,365,000)	(11,243,000)

Other income (expense):
Interest income	2,000	2,000
Interest expense	(865,000)	(738,000)
Other expense, net	(47,000)	(47,000)
Equity loss from investment in joint venture	(50,000)	(46,000)

Total other expense	(960,000)	(829,000)

Net loss	$(9,325,000)	$(12,072,000)

Basic and diluted net loss per common share	$(0.16)	$(0.23)

Basic and diluted weighted average common shares	57,484,990	51,994,708

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,325,000)	$(12,072,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220,000	194,000
Amortization of deferred financing costs and debt discount	237,000	240,000
Increase (decrease) in allowance for doubtful accounts	(24,000)	21,000
Change in fair value of warrant liability	130,000	3,471,000
Change in fair value of option liability	(270,000)	(290,000)
Stock-based compensation	942,000	881,000
Equity loss from investment in joint venture	50,000	46,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	859,000	278,000
Inventories	(56,000)	(174,000)
Other current assets	(298,000)	(130,000)
Other assets	(22,000)	(922,000)
Accounts payable and accrued expenses	(83,000)	(854,000)
Deferred revenues, related party	—	(1,231,000)
Deferred revenues	(68,000)	(10,000)
Long-term deferred rent	(6,000)	(12,000)

Net cash used in operating activities	(7,714,000)	(10,564,000)

Cash flows from investing activities:
Purchases of property and equipment	(25,000)	(131,000)

Net cash used in investing activities	(25,000)	(131,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(71,000)	—
Proceeds from exercise of employee stock options and warrants	947,000	674,000
Proceeds from sale of common stock	4,396,000	—
Costs from sale of common stock	(56,000)	—

Net cash provided by financing activities	5,216,000	674,000

Net decrease in cash and cash equivalents	(2,523,000)	(10,021,000)

Cash and cash equivalents at beginning of period	36,922,000	52,668,000

Cash and cash equivalents at end of period	$34,399,000	$42,647,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$625,000	$499,000

Supplemental schedule of non-cash operating, investing and financing activities:
Capital equipment lease	$—	$101,000
Net increase in purchases of property and equipment included in accounts payable	795,000	—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at March 31, 2012 has been derived from the audited financial statements at December 31, 2011, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2011.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, evaluating goodwill for impairment, valuing our put option arrangement with Olympus Corporation, valuing warrants, determining the assumptions used in measuring share-based compensation expense and valuing allowances for doubtful accounts and inventories.

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

We incurred net losses of $9,325,000 and $12,072,000 for the three months ended March 31, 2012 and 2011, respectively.  We have an accumulated deficit of $251,774,000 as of March 31, 2012.  Additionally, we have used net cash of $7,714,000 and $10,564,000 to fund our operating activities for the three months ended March 31, 2012 and 2011, respectively.  To date, these operating losses have been funded primarily from outside sources of invested capital.

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

During 2011, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our operations for remainder of 2012 and beyond.  If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate available financing opportunities as part of our normal course of business.

Index

4.	Recent Accounting Pronouncements

In May 2011, the FASB revised the fair value measurement and disclosure requirements to align the requirements under GAAP and International Financial Reporting Standards (“IFRS”). The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

5.	Warrant Liability

Warrants with exercise price reset features (down-round protection) are accounted for as liabilities, with changes in fair value included in net earnings (loss).  The fair value of the liability associated with the warrants with this reset feature increased to $757,000 as of March 31, 2012, which resulted in a $130,000 loss from the change in fair value of warrants for the three months ended March 31, 2012.

Since these warrants do not qualify for hedge accounting, all future changes in the fair value of the warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using an option pricing model with the following assumptions:

	As of March 31, 2012	As of December 31, 2011
Expected term	1.37 years	1.61 years
Common stock market price	$2.49	$2.20
Risk-free interest rate	0.26%	0.19%
Expected volatility	71.61%	69.98%
Resulting fair value (per warrant)	$0.38	$0.32

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the warrants.   The fair value of these warrants also incorporates our assumptions about future equity issuances and their impact to the down-round protection feature.

6.	Long-term Debt

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

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the relative fair value of the warrants as a discount of $267,000 over the term of the loan using the effective interest method, with an effective interest rate of 13.63%. If the maturity of the debt is accelerated due to an event of default, then the amortization would be accelerated. The Term Loan is collateralized by the tangible assets of the company, including a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets; provided however, that if the Company does not maintain certain cash ratios, the security interest automatically will be deemed to include the Company’s intellectual property assets.  As of March 31, 2012, we were in compliance with our financial and non-financial covenants.

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

For sales that include multiple deliverables, such as sales of our StemSource® Cell Bank (cell bank), we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  Stem cell banks typically consist of a complex array of equipment, proprietary knowledge, and services, including one or more StemSource® devices, a cryogenic freezer, measuring and monitoring equipment, and a database patient tracking system. In addition, we typically provide consulting services, installation and training services concurrent with the installation of the cell bank.  Web hosting and technical and maintenance services are generally provided for a period of up to one year subsequent to the date of sale.  FASB authoritative guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence (“VSOE”); (b) third-party evidence (“TPE”); or (c) management estimates.  For our cell bank sales, we establish relative selling prices for all deliverables based on vendor-specific quotes for comparable services when available.  In the absence of VSOE, we use competitors’ products or services considered largely interchangeable with our own or management’s best estimate.  A substantial amount of consulting services are provided to customers before the equipment installation and training has been completed, and therefore we treat this as a separate unit of accounting.  The equipment with installation and initial training activities are treated as separate units of accounting.  Also of standalone value to customers is the transfer of the proprietary knowledge, most notably in the form of standard operating procedures, and any license or exclusivity rights associated with the agreements.  Revenue for the various deliverables is calculated and recognized based on the relative selling prices of each deliverable.  Future services such as web hosting and ongoing maintenance are deferred and recognized into income during the year following the installation.

Concentration of Significant Customers

For the three months ended March 31, 2012, two direct customers comprised 31% of our revenue recognized for the quarter.  Our Asia-Pacific, North America and Australia region sales accounted for 69% of our revenue recognized for the three months ended March 31, 2012.  Additionally, two direct customers accounted for 29% of total outstanding accounts receivable as of March 31, 2012.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $1,231,000 for the three months ended March 31, 2011.  There was no development revenues recognized for the three months ended March 31, 2012.  All related development costs are expensed as incurred and are included in research and development expense on our statements of operations.  To date under the contract, of the $28,311,000 originally deferred, we have recognized a total of $24,791,000 through March 31, 2012.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving certain defined and substantive research and development milestones.  There was no development revenue recognized related to this agreement during the three months ended March 31, 2012 and 2011, respectively.

8.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	March 31,	December 31,
	2012	2011

Raw materials	$1,518,000	$1,503,000
Work in process	838,000	790,000
Finished goods	1,018,000	1,025,000
	$3,374,000	$3,318,000

9.	Share-Based Compensation

Stock Options

During the first quarter of 2012, we issued to our directors and executive officers options to purchase an aggregate of up to 690,000 shares of our common stock, with four-year vesting for our officers and two-year vesting for our directors. The grant date fair value of the awards granted to our officers was $2.10 per share and to our directors was $1.35 per share. The resulting share-based compensation expense of $1,373,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

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

Restricted Stock Awards

During the first quarter of 2012, we issued to our executive officers 190,000 shares of restricted stock.  The stock award is scheduled to fully vest on January 10, 2013, subject to the officer’s continued employment with the Company through the vesting date.  The resulting share-based compensation expense of $654,000 will be recognized as expense over the respective vesting period.

Performance-Based Restricted Stock Awards

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011.  The awards provide certain employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals were weighted based on the following achievements: obtaining certain FDA clearance or approval (40%), achieving a targeted revenue increase for the fiscal year ended December 31, 2011 (20%), and entering into a major collaboration for development and/or commercialization of the Company’s products (40%).  To the extent that any of the performance goals were partially achieved, the Compensation Committee maintained the discretion to continue the vesting of all or a portion of the awards following January 1, 2012.  Once earned, the awards would have remained unvested until January 1, 2013. Termination of employment prior to vesting would have resulted in the forfeiture of any earned (as well as unearned) awards. Effective January 2012, the outstanding awards were terminated in their entirety based upon the decision by the Compensation Committee that performance criteria had not been met as of January 1, 2012.  No compensation expense was recognized related to these awards during the three months ended March 31, 2012 and 2011.

In January 2012, we granted 276,375 performance-based restricted stock awards under the 2004 Equity Incentive Plan.  The awards provide certain employees until December 31, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: entering into a major collaboration for development and/or commercialization of the Company’s products (40%), obtaining certain FDA clearance or approvals, which include FDA approval for and initiation of the ATHENA feasibility trial in chronic myocardial ischemia (40%), obtaining CE mark for certain products (15%), and achieving a targeted revenue increase for the fiscal year ended December 31, 2012 (5%).  To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following December 31, 2012.  Once earned, the awards will remain unvested until January 10, 2014. Termination of employment prior to vesting will result in the forfeiture of the awards.  No compensation expense was recognized related to these awards during the three months ended March 31, 2012.

The following table summarizes activity with respect to the performance based restricted stock awards during the three months ended March 31, 2012:

	Restricted Stock Awards	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2012	246,225	$5.82
Granted	276,375	$3.44
Vested	0
Cancelled/forfeited	(246,225)	$5.82
Outstanding at March 31, 2012	276,375	$3.44
Vested at March 31, 2012	0

10.	Loss per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock method. Potential common shares were related entirely to outstanding but unexercised options, warrants, restricted stock and performance based restricted stock awards for all periods presented.

Index

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2012 and 2011, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 18,544,087 and 19,649,383 for the three month periods ended March 31, 2012 and 2011, respectively.

11.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of March 31, 2012, we have pre-clinical research study obligations of $60,000 (which are expected to be fully completed within a year) and clinical research study obligations of $12,600,000 ($4,100,000 of which are expected to be completed within a year).  Should the timing or the budgets of the pre-clinical and clinical trials change, the timing and amounts of the payments for these obligations would also change.

During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of March 31, 2012, we have minimum purchase obligations of $2,191,000 ($1,341,000 of which are expected to be paid within a year).

We have entered into several lease agreements for our headquarters office location as well as international office locations and corporate housing for our employees on international assignments. As of March 31, 2012, we have remaining lease obligations of $10,259,000 ($1,785,000 of which are expected to be completed within a year).

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

Refer to note 6 for a discussion of our commitments and contingencies related to our long-term obligations.

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

As of March 31, 2012, Olympus holds approximately 6.9% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At March 31, 2012, the carrying value of our investment in the Joint Venture is $200,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three months ended March 31, 2012 and 2011.

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

At March 31, 2012 and December 31, 2011, the estimated fair value of the Put was $1,640,000 and $1,910,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

The following assumptions were employed in estimating the value of the Put:

	March 31, 2012	December 31, 2011

Expected volatility of Cytori	76.45%	76.07%
Expected volatility of the Joint Venture	76.45%	76.07%
Bankruptcy recovery rate for Cytori	28.00%	28.00%
Bankruptcy threshold for Cytori	$7,138,000	$8,594,000
Probability of a change of control event for Cytori	3.08%	3.33%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	2.23%	1.89%

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.

13.	Fair Value Measurements

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

• Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

Index

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	March 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$26,646,000	$26,646,000	$—	$—

Liabilities:
Put option liability	$(1,640,000)	$—	$—	$(1,640,000)
Warrant liability	$(757,000)	$—	$—	$(757,000)

	Balance as of	Basis of Fair Value Measurements
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30,646,000	$30,646,000	$—	$—

Liabilities:
Put option liability	$(1,910,000)	$—	$—	$(1,910,000)
Warrant liability	$(627,000)	$—	$—	$(627,000)

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds that are classified in Level 1 of the fair value hierarchy.

We value our put liability using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation) (see note 12). Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

Three months ended
Put option liability	March 31, 2012

Beginning balance	$(1,910,000)
Decrease in fair value recognized in operating expenses	270,000
Ending balance	$(1.640,000)

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

The following table summarizes the change in our Level 3 warrant liability value:

Three months ended
Warrant liability	March 31, 2012

Beginning balance	$(627,000)
Decrease (increase) in fair value recognized in operating expenses	(130,000)
Ending balance	$(757,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of March 31, 2012.

Index

14.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2012 and December 31, 2011, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At March 31, 2012 and December 31, 2011, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	March 31, 2012		December 31, 2011

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$24,306,000	$24,512,000	$24,211,000	$24,341,000

Carrying value is net of debt discount of $1,613,000 and $1,847,000 as of March 31, 2012 and December 31, 2011, respectively.

15.	Stockholders’ Equity

Common Stock

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

On July 11, 2011, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 6,326,262 shares of our common stock.  The agreement requires us to issue and Seaside to buy 1,326,262 shares of our common stock at an initial closing and 250,000 shares of our common stock once every two weeks, commencing 30 days after the initial closing, for up to an additional 20 closings, subject to the satisfaction of customary closing conditions. At the initial closing, the offering price was $4.52, which equaled to 88% of our common stock’s volume-weighted average trading prices, or VWAP, during the ten-day trading period immediately prior to the initial closing date, raising approximately $6,000,000 in gross proceeds. At subsequent closings, the offering price will equal 90.25% of our common stock’s volume-weighted average trading prices during the ten-day trading period immediately prior to each subsequent closing date.  We raised approximately $17,684,000 in gross proceeds from the sale of 5,576,262 shares in our scheduled closings through March 31, 2012.

Index

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, our closings with Seaside 88, LP through March 31, 2012, our October 2010 offering of 4,600,000 shares of our common stock and our December 2010 sale of 1,428,571 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of March 31, 2012, the common stock warrants issued on August 11, 2008 are currently exercisable for 2,014,512 shares of our common stock at an exercise price of $5.75 per share.

Other Related Party Transactions

As of March 31, 2012 and December 31, 2011, Green Hospital Supply, Inc., our distribution partner in Japan and a related party, was a beneficial owner of 5.1% and 5.3%, respectively, of our outstanding shares of common stock.

During the three months ended March 31, 2012 and 2011, we incurred approximately $27,000 and $28,000 in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture, respectively.  Additionally, during the three months ended March 31, 2012, we purchased second generation Celution ® Systems and consumable sets from Olympus-Cytori, Inc. joint venture, at a formula-based transfer price aggregating to $1,048, 0000.  As of March 31, 2012 and December 31, 2011, Olympus Corporation was a beneficial owner of 6.9% and 7.1%, respectively, of our outstanding shares of common stock and a beneficial owner of 50% of Olympus-Cytori, Inc. joint venture.

16.	Subsequent Events

We have evaluated events after the balance sheet date of March 31, 2012 and up to the date we filed this report.

Subsequent to the quarter ended March 31, 2012, we completed one scheduled closing with Seaside 88, LP during the period of April 1, 2012 through our filing date raising in aggregate approximately $549,000 in gross proceeds from the sale of 250,000 shares of our common stock in connection with the agreement we entered into with Seaside 88, LP on July 11, 2011.  Effective, April 30th, 2012, we terminated the agreement with Seaside 88, LP and we will not sell the remaining and final 500,000 shares that would otherwise have been sold under this agreement.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Index

Pipeline

The primary therapeutic area within our clinical development pipeline is cardiovascular disease. We have completed and reported results from three clinical trials, moved from APOLLO to ADVANCE in Europe for heart attacks, have been approved to initiate a feasibility trial in the U.S. for chronic myocardial ischemia, and are seeking approval in Europe for chronic myocardial ischemia.

In the U.S., we received approval to begin our ATHENA feasibility trial in chronic myocardial ischemia, which will be a prospective, double blind, placebo-controlled, multi-center trial in up to 45 patients. The ATHENA trial will utilize our Celution® One device that was developed and manufactured by the Olympus-Cytori, Inc. joint venture.  Enrollment is expected to begin in the second quarter of 2012 and be completed within 12 to 18 months.

In our ADVANCE trial, we are amending our European clinical protocol to conform to the evolving country-specific regulatory policies for good manufacturing practices, harmonize our regulatory, reimbursement and market access strategies, while simplifying the trial to a single arm pivotal design and optimizing enrollment criteria.  In aggregate, these protocol amendments should accelerate country approvals and enrollment rates and increase the likelihood of success in this trial.  We are also implementing a protocol change of the cell processing system used in the study from Celution® One to Celution® 800. The Celution® 800 platform is the system that was successfully used to support the APOLLO (acute STEMI) and PRECISE (chronic myocardial ischemia) pilot studies. The encouraging safety and feasibility results from APOLLO and PRECISE give us confidence that the Celution® 800 System gives us the best opportunity for a successful trial from both an operational and clinical perspective.  Additionally, several improvements in software and hardware have been incorporated to further improve this system’s performance. This change is being implemented for a number of reasons, including those described above, and our expectation that the Celution 800 device will receive a CE Mark approval for No Option Chronic Myocardial Ischemia claims sometime this year.  In the meantime, we have already qualified 27 sites with an emphasis on sites in the European G5. We have been in discussions with the leading EU competent authorities and expect to have a revised timeline for the trial by the end of the second quarter of 2012.

Our CE Mark application for the Celution® System in no-option chronic myocardial ischemia patients is currently under review.  Recently, our notified body in Europe has requested some additional information that we are gathering and will provide later this month.  Barring delays or requests for further data, we anticipate a decision before the end of the year.  Should we receive approval, we would target select hospital customers in the G5 countries and likely implement a patient registry. This registry will allow us to collect further data to support reimbursement and government payors, and help expand market access.

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

Our most advanced therapeutic indication is breast reconstruction. In Europe, the NHS National Innovation Centre in the UK indicated that our technology may be cost-effective for lumpectomy breast reconstruction. Furthermore, the use of ADRCs was acknowledged by the British Association of Plastic, Reconstructive & Aesthetic Surgeons (BPRAS) in their latest breast surgery guidelines, demonstrating progress in developing market access. In May, we submitted a technology assessment application in the UK specific to our Celution® System for the RESTORE procedure as a way to both improve healthcare and lower the overall costs of breast reconstruction for women who have had a lumpectomy for breast cancer.  This will help support our reimbursement efforts in the UK. In a similar fashion to the UK, we are working with other key competent authorities in Europe to expand coverage. In Japan, we are working with the Pharmaceuticals and Medical Devices Agency (PMDA), to utilize our global clinical data for Japanese approval of our technology for breast reconstruction. In other geographic markets, we intend to grow product sales where we are approved to sell.

Corporate

Our corporate priorities are to expand global regulatory approvals, complete strategic development and commercialization partnerships, strengthen the balance sheet and continue to manage expenses.

One of our top priorities is to establish a strategic partnership, which could accelerate core or non-core opportunities and potentially bring in significant additional capital. Completing one or more substantive partnerships is achievable this year. Due to the platform nature of our technology and products, we are able to simultaneously pursue transactions for multiple indications in core areas like cardiovascular disease and other non-core areas such as liver disease for which Astellas Pharma has acquired negotiation rights through December 2012.

Index

We have been actively streamlining our operations and reducing costs wherever possible, focusing the company and seeking to minimize cash operating costs.  Our 2012 budget calls for a reduction of approximately $6 million in combined Sales & Marketing and General and Administrative expenses for 2012 as compared to 2011. This will support an estimated $3 million anticipated increase in R&D expenses for 2012, principally to fund our cardiac cell therapy clinical trials.

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

Index

The following table summarizes the components for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

Product revenues - third party	$1,481,000	$1,362,000

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

We experienced some growth in product revenue during the quarter ended March 31, 2012 as compared to the same period in 2011, primarily due to the product mix comprising revenue for each quarter.

The future:  We expect to continue to generate product revenues from a mix of Celution ® and StemSource® System and consumables sales as well as Puregraft® orders.  We will sell the products to a diverse group of customers in Europe, Asia and the U.S., who may apply the products towards reconstructive surgery, soft tissue repair, research, aesthetics, and cell and tissue banking as approved in each country.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

Cost of product revenues	$836,000	$825,000
Share-based compensation	17,000	17,000
Total cost of product revenues	$853,000	$842,000
Total cost of product revenues as % of product revenues	57.6%	61.8%

Cost of product revenues as a percentage of product revenues was 57.6% and 61.8% for the three months ended March 31, 2012 and 2011, respectively.  Fluctuation in this percentage is to be expected due to the product mix as well as mix of distributor and direct sales comprising the revenue for the period.

The future: We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Development revenues

The following table summarizes the components of our development revenues for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

Development (Olympus)	$—	$1,231,000
Service plan and other	3,000	4,000
Total development revenues	$3,000	$1,235,000

Index

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the quarter ended March 31, 2011, we recognized $1,231,000 of revenue associated with our arrangements with Olympus as a result of achieving a product development milestone related to the preproduction development of the next-generation Celution® One System.  We did not recognize any similar revenue during the quarter ended March 31, 2012.

The future:  We may recognize additional development revenues during 2012, as the anticipated completion for the next revenue recognition milestones related to our Joint Venture with Olympus is in 2012.  The exact timing of whether additional development revenue will be recognized and when amounts will be reported in revenue will depend on certain factors including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  However, the cash related to the joint venture agreements was received when these agreements were signed and no further related cash payments will be made to us even if we recognize additional development revenue related to the joint venture.  To date, of the $28,311,000 originally deferred, we have recognized a total of $24,791,000 through March 31, 2012.

We will continue to recognize revenue from the Thin Film development work we are performing on behalf of Senko, based on the relative fair value of the milestones completed as compared to the total efforts expected to be necessary to obtain regulatory clearance from the MHLW.  We have determined that we will need to conduct a clinical trial to receive an approval from the MHLW in order for initial commercialization to occur.  We are currently working on the trial design, timeline and budget for the trial.  Accordingly, we expect to recognize approximately $1,129,000 (consisting of $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this milestone arrangement if and when regulatory approval is achieved.  Moreover, we expect to recognize $500,000 per year associated with deferred Senko license fees over a three-year period following commercialization, if achieved, as the refund rights associated with the license payment expire.  There can be no assurance given of whether, or when, this regulatory approval might be received to allow us to proceed with commercialization.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

General research and development	$2,580,000	$2,572,000
Development milestone (Joint Venture)	101,000	356,000
Share-based compensation	155,000	119,000
Total research and development expenses	$2,836,000	$3,047,000

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

The decrease in research and development expenses for the three months ended March 31, 2012 as compared to the same period in 2011 is due to the decrease clinical study expense of $410,000 primarily related to the timing of clinical study activities.

Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, include costs that are necessary to support the commercialization of our products, including the next generation Celution® System.  These development activities, include performing pre-clinical and clinical studies, seeking regulatory approval, and performing product development related to therapeutic applications for adipose stem and regenerative cells for multiple large markets. The costs associated with the development of the device were comprised of labor and related benefits, consulting and other professional services, supplies and other miscellaneous expenses.

The future:  We expect research and development expenditures to increase in the remainder of 2012 as we are scheduled to continue enrollment in the ADVANCE cardiac trial, start enrollment in our US trial ATHENA, seek additional regulatory clearances and potentially seek to initiate additional trials or patient registries during 2012.

Index

Sales and marketing expenses

Sales and marketing expenses include costs associated with sales and marketing personnel, tradeshows, physician training, and promotional activities and materials.   The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

Sales and marketing	$2,180,000	$2,979,000
Share-based compensation	196,000	247,000
Total sales and marketing expenses	$2,376,000	$3,226,000

The decrease in sales and marketing expense during the three months ended March 31, 2012 as compared to the same period in 2011 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $445,000 due to a decrease in headcount, decrease in travel related expenses of $168,000, and a decrease in advertising and promotion related expenses of $130,000, as a result of targeted reductions in staff and external costs made prior to year end in 2011 as well as subsequent reductions made in early 2012.

The future:  We expect sales and marketing expenditures to decrease during remainder of 2012 based on the targeted reductions in staff and external costs in 2011 and subsequent reductions made in early 2012.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

General and administrative	$3,350,000	$3,046,000
Share-based compensation	574,000	498,000
Total general and administrative expenses	$3,924,000	$3,544,000

For the three months ended March 31, 2012 as compared to the same period in 2011, the increase in general and administrative expenses (excluding share-based compensation) occurred primarily due to an increase in salary and related benefits expense (excluding share-based compensation) of $294,000 caused by an increase in headcount in addition to certain headcount and overhead reallocations.

The future:  We expect general and administrative expenses to remain relatively stable through the remainder of in 2012.

Share-based compensation expenses

Stock-based compensation expenses include charges related to options issued to employees, directors and non-employees.  We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees.  Such expense is recognized over the period of time that employees provide service to us and earn all rights to the awards.

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

Cost of product revenues	$17,000	$17,000
Research and development-related	155,000	119,000
Sales and marketing-related	196,000	247,000
General and administrative-related	574,000	498,000
Total share-based compensation expenses	$942,000	$881,000

Index

Most of the share-based compensation expenses for the three months ended March 31, 2012 and 2011 related to the vesting of stock option awards to employees.  The increase in share-based compensation for the three months ended March 31, 2012 as compared to the same period in 2011 is primarily due to the grant of restricted stock awards.  See Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of share based compensation.

The future: We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of March 31, 2012, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $7,956,000. Of this amount, $7,005,000 is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.72 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

Change in fair value of warrant liability	$130,000	$3,471,000

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs, such as stock price, volatility, remaining life and others.  See Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our warrant liability.

The future: Future changes in the fair value of the warrant liability will be recognized currently in earnings until such time as the warrants are exercised or expire.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

Change in fair value of option liability	$(270,000)	$(290,000)

The future: The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

Interest income	$2,000	$2,000
Interest expense	(865,000)	(738,000)
Other income (expense)	(47,000)	(47,000)
Total	$(910,000)	$(783,000)

Interest expense increased for the three months ended March 31, 2012 as compared to the same period in 2011 due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $25.0 million term loan.  In September 2011, we entered into a second amendment to the Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded an additional principal increasing the total principal balance to $25.0 million.

Index

The future: Interest income earned in 2012 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense in 2012 to increase as we continue to pay interest on the $25.0 million term loan that was amended in September 2011.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,

	2012	2011

Equity loss from investment in joint venture	$(50,000)	$(46,000)

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

The future:  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  Over the next one to two years, the Joint Venture is expected to incur labor costs related to the development of our second generation commercial system as well as general and administrative expenses, offset by royalty and other revenue expected to be generated by our current Celution® 800/CRS and future generation devices.  Though we have no obligation to do so, we may contribute funding to the Joint Venture to cover any costs should the Joint Venture deplete its cash balance.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2012 and December 31, 2011:

	As of March 31,	As of December 31,
	2012	2011

Cash and cash equivalents	$34,399,000	$36,922,000

Current assets	$40,333,000	$43,337,000
Current liabilities	10,957,000	7,821,000
Working capital	$29,376,000	$35,516,000

We incurred net losses of $9,325,000 and $12,072,000 for the three months ended March 31, 2012 and 2011, respectively.  We have an accumulated deficit of $251,774,000 as of March 31, 2012.  Additionally, we have used net cash of $7,714,000 and $10,564,000 to fund our operating activities for the three months ended March 31, 2012 and 2011, respectively.  To date these operating losses have been funded primarily from outside sources of invested or borrowed capital.

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

During 2011, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our operations for 2012 and beyond.  If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate available strategic and financing opportunities as part of our normal course of business.

Index

The following summarizes our contractual obligations and other commitments at March 31, 2012, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$26,228,000	$5,108,000	$21,095,000	$25,000	$—
Interest commitment on long-term obligations	4,477,000	2,392,000	2,083,000	2,000	—
Operating lease obligations	10,259,000	1,785,000	3,645,000	3,716,000	1,113,000
Minimum purchase requirements	2,191,000	1,341,000	850,000	—	—
Pre-clinical research study obligations	60,000	60,000	—	—	—
Clinical research study obligations	12,600,000	4,100,000	7,000,000	1,500,000	—
Total	$55,815,000	$14,786,000	$34,673,000	$5,243,000	$1,113,000

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2012 and 2011is summarized as follows:

	For the three months ended March 31,
	2012	2011

Net cash used in operating activities	$(7,714,000)	$(10,564,000)
Net cash used in investing activities	(25,000)	(131,000)
Net cash provided by financing activities	5,216,000	674,000

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $8,365,000 for the three months ended March 31, 2012.  The operating cash impact of this loss was $7,714,000, after adjusting for the consideration of non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 resulted from cash outflow for purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2012 related primarily to a sale of 1,500,000 shares for approximately $4,396,000 in gross proceeds in connection with our common stock purchase agreement with Seaside entered into on July 11, 2011 and proceeds from exercise of warrants and employee stock options of $947,000.

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

Index

We believe it is important for you to understand our most critical accounting policies.  These are our policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results.

Warrant Liability

See Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our warrant liability.

Revenue Recognition

See Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of revenue recognition.

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of March 31, 2012.  We test this goodwill at least annually, as of November 30, for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

No impairment triggering events occurred during the three months ended March 31, 2012 that would require us to perform an impairment test.

Variable Interest Entity (Olympus-Cytori Joint Venture)

See Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of the Olympus-Cytori Joint Venture.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.  Due to our history of losses, a full valuation allowance is recognized against our deferred tax assets.

Recently Adopted Accounting Pronouncements

See Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of March 31, 2012, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Index

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended March 31, 2012, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report of Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 . Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2012, we were not a party to any material legal proceeding.

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

The development and manufacture of future generation Celution ® System devices is important to us

We have given Olympus-Cytori, Inc. an exclusive license to manufacture future generation Celution® System devices.  If Olympus-Cytori, Inc. does not successfully develop and manufacture these devices, we may experience disruptions and/or delays of our commercialization of these devices into the market.  Any significant disruption of our commercialization of these devices could affect our operations and commercialization efforts (clinical, regulatory and/or commercial sales), and be harmful to our business.

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

Index

Olympus-Cytori, Inc. is 50% owned by us and 50% owned by Olympus.  By contract, each side must consent before any of a wide variety of important business actions can occur.  This situation possesses a risk of potentially time-consuming and difficult negotiations which could at some point delay the joint venture from pursuing its business strategies.

Olympus is entitled to designate the joint venture's chief executive officer and a majority of its board of directors, which means that day-to-day decisions which are not subject to a contractual veto are subject to be controlled by Olympus.  In addition, Olympus-Cytori, Inc. may require more money than its current capitalization in order to complete development and production of future generation devices.  If we are unable to help provide future financing for Olympus-Cytori, Inc., our relative equity interest in Olympus-Cytori, Inc. may decrease.

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

In 2011 Olympus experienced issues which have led to a significant change in the management structure at Olympus. In 2012 these changes have continued to develop, with the recent restructuring of the Olympus board of directors and the management structure.  We are in ongoing discussions with Olympus about the future of the Joint Venture, and we are working to ensure that changes to the joint venture (if any) that may occur would be beneficial to both parties.  Notwithstanding our good faith discussions, if our relationship changes in a manner that significantly disrupts our operations and commercialization efforts (clinical, regulatory and/or commercial sales), then our business could be harmed.

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

Future clinical trial results may differ significantly from our expectations

While we have proceeded incrementally with our clinical trials in an effort to gauge the risks of proceeding with larger and more expensive trials, we cannot guarantee that we will not experience negative results larger and much more expensive clinical trials than we have conducted to date, such as the new ADVANCE acute heart attack trial in Europe, and the coming ATHENA feasibility trial in chronic myocardial ischemia. Poor results in our clinical trials could result in substantial delays in commercialization, substantial negative effects on the perception of our products, and substantial additional costs.  These risks are increased by our reliance on third parties in the performance of many of the clinical trial functions, including the clinical investigators, hospitals, and other third party service providers.

Manufacturing Risk

Although we have significant experience in manufacturing the Celution® System platform or its consumables at a commercial level, and although Olympus is a highly capable and experienced manufacturer of medical devices, there can be no guarantee that we or the Olympus-Cytori Joint Venture will be able to successfully develop and manufacture future generation Celution® Systems in a manner that is cost-effective or commercially viable, or that development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.

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

Our concentration of sales in Japan may enhance the negative effects on our business of any crisis in that region

We have a significant concentration of sales in Japan, the United States, and Europe given our early stage of commercialization.  As a result of this regional concentration of sales, changes in the regulatory environment in these countries, or any other countries in which we have a significant concentration of sales, could adversely impact our sales.  If the government of any of these countries significantly curtailed or prohibited the sale of our products, our revenues would be adversely affected. Recently, the earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan have dramatically impacted Japan’s manufacturing capacity and business activities. The long-term effect of these issues is still uncertain. While we expect that the situation has stabilized and will improve, if it does not, these circumstances could be harmful to our business since a substantial portion of our sales have come from Japan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Reserved)

Item 5. Other Information

None

Index

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: May 9, 2012		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: May 9, 2012		Mark E. Saad
Chief Financial Officer