Form 10-Q
period 2012-06-30
CYTORI THERAPEUTICS, INC.
filed 2012-08-09
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes   ☐  No  ☒

As of July 31, 2012, there were 58,711,231 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2012	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,771,000	$36,922,000
Accounts receivable, net of reserves of $220,000 and of $474,000 in 2012 and 2011, respectively	1,983,000	2,260,000
Inventories, net	3,108,000	3,318,000
Other current assets	1,115,000	837,000

Total current assets	31,977,000	43,337,000

Property and equipment, net	2,255,000	1,711,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	164,000	250,000
Other assets	1,755,000	1,772,000
Intangibles, net	81,000	192,000
Goodwill	3,922,000	3,922,000

Total assets	$40,504,000	$51,534,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,066,000	$5,334,000
Current portion of long-term obligations	7,338,000	2,487,000

Total current liabilities	12,404,000	7,821,000

Deferred revenues, related party	1,107,000	3,520,000
Deferred revenues	5,296,000	5,244,000
Warrant liability	1,008,000	627,000
Option liability	2,100,000	1,910,000
Long-term deferred rent	600,000	504,000
Long-term obligations, net of discount, less current portion	17,441,000	21,962,000

Total liabilities	39,956,000	41,588,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2012 and 2011	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 58,706,856 and 56,594,683 shares issued and outstanding in 2012 and 2011, respectively	59,000	57,000
Additional paid-in capital	260,146,000	252,338,000
Accumulated deficit	(259,657,000)	(242,449,000)

Total stockholders’ equity	548,000	9,946,000

Total liabilities and stockholders’ equity	$40,504,000	$51,534,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Product revenues	$1,947,000	$2,411,000	$3,427,000	$3,773,000

Cost of product revenues	1,032,000	1,109,000	1,885,000	1,950,000

Gross profit	915,000	1,302,000	1,542,000	1,823,000

Development revenues:
Development, related party	2,413,000	—	2,413,000	1,231,000
Research grant and other	16,000	11,000	19,000	15,000
	2,429,000	11,000	2,432,000	1,246,000
Operating expenses:
Research and development	3,224,000	3,071,000	6,060,000	6,118,000
Sales and marketing	2,581,000	3,716,000	4,956,000	6,942,000
General and administrative	3,788,000	4,147,000	7,712,000	7,692,000
Change in fair value of warrant liability	251,000	(5,649,000)	381,000	(2,178,000)
Change in fair value of option liability	460,000	400,000	190,000	110,000

Total operating expenses	10,304,000	5,685,000	19,299,000	18,684,000

Operating loss	(6,960,000)	(4,372,000)	(15,325,000)	(15,615,000)

Other income (expense):
Interest income	1,000	1,000	2,000	4,000
Interest expense	(860,000)	(696,000)	(1,726,000)	(1,434,000)
Other income (expense), net	(27,000)	(15,000)	(73,000)	(62,000)
Equity loss from investment in joint venture	(37,000)	(56,000)	(86,000)	(102,000)

Total other income (expense)	(923,000)	(766,000)	(1,883,000)	(1,594,000)

Net loss	$(7,883,000)	$(5,138,000)	$(17,208,000)	$(17,209,000)

Basic and diluted net loss per common share	$(0.13)	$(0.10)	$(0.30)	$(0.33)

Basic and diluted weighted average common shares	58,676,092	52,411,642	58,080,541	52,204,348

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(17,208,000)	$(17,209,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453,000	400,000
Amortization of deferred financing costs and debt discount	470,000	471,000
Provision for doubtful accounts	19,000	235,000
Change in fair value of warrants	381,000	(2,178,000)
Change in fair value of option liabilities	190,000	110,000
Share-based compensation expense	1,977,000	1,721,000
Equity loss from investment in joint venture	86,000	102,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	258,000	(623,000)
Inventories	210,000	(513,000)
Other current assets	(278,000)	(15,000)
Other assets	17,000	(905,000)
Accounts payable and accrued expenses	(268,000)	92,000
Deferred revenues, related party	(2,413,000)	(1,231,000)
Deferred revenues	52,000	35,000
Long-term deferred rent	96,000	(24,000)

Net cash used in operating activities	(15,958,000)	(19,532,000)

Cash flows from investing activities:
Purchases of property and equipment	(886,000)	(433,000)

Net cash used in investing activities	(886,000)	(433,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(140,000)	(2,230,000)
Proceeds from exercise of employee stock options	951,000	2,756,000
Proceeds from sale of common stock	4,946,000	—
Costs from sale of common stock	(64,000)	—

Net cash provided by financing activities	5,693,000	526,000

Net decrease in cash and cash equivalents	(11,151,000)	(19,439,000)

Cash and cash equivalents at beginning of period	36,922,000	52,668,000

Cash and cash equivalents at end of period	$25,771,000	$33,229,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,257,000	$989,000

Supplemental schedule of non-cash investing and financing activities:
Capital equipment lease	—	94,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at June 30, 2012 has been derived from the audited financial statements at December 31, 2011, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2011.

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

We incurred net losses of $7,883,000 and $17,208,000 for the three and six months ended June 30, 2012 and $5,138,000 and $17,209,000 for the three and six months ended June 30, 2011, respectively.  We have an accumulated deficit of $259,657,000 as of June 30, 2012.  Additionally, we have used net cash of $15,958,000 and $19,532,000 to fund our operating activities for the six months ended June 30, 2012 and 2011, respectively.  To date, these operating losses have been funded primarily from outside sources of invested capital.

We believe we have enough cash to fund operations into the first quarter of 2013, which factors in the minimum cash and cash liquidity requirements of the Amended and Restated Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We will continue to seek additional cash through strategic corporate partnership and future sales of equity in addition to our operating profits. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. In the continued absence of positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

During 2011, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate market conditions and available financing opportunities as part of our normal course of business.

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

Warrants with exercise price reset features (down-round protection) are accounted for as liabilities, with changes in fair value included in net earnings (loss).  The fair value of the liability associated with the warrants with this reset feature increased to $1,008,000 as of June 30, 2012, which resulted in a $251,000 and $381,000 loss from the change in fair value of warrants for the three and six months ended June 30, 2012, respectively.

All future changes in the fair value of the warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using an option pricing model with the following assumptions:

	As of June 30, 2012	As of December 31, 2011
Expected term	1.12 years	1.61 years
Common stock market price	$2.70	$2.20
Risk-free interest rate	0.21%	0.19%
Expected volatility	77.29%	69.98%
Resulting fair value (per warrant)	$0.50	$0.32

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

Fluctuations in the fair value of the warrants are impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and their impact to the down-round protection feature. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

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

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the relative fair value of the warrants as a discount of $267,000 over the term of the loan using the effective interest method, with an effective interest rate of 13.63%. If the maturity of the debt is accelerated due to an event of default, then the amortization would be accelerated. The Term Loan is collateralized by the tangible assets of the company, including a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets; provided however, that if the Company does not maintain certain cash ratios, the security interest automatically will be deemed to include the Company’s intellectual property assets.  As of June 30, 2012, we were in compliance with our financial and non-financial covenants.

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

Concentration of Significant Customers

One direct customer comprised 21% of our revenue recognized for the six months ended June 30, 2012.  Our Asia-Pacific region sales accounted for 53% of our revenue recognized for the six months ended June 30, 2012.  Additionally, three direct customers accounted for 52% of total outstanding accounts receivable as of June 30, 2012.

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  Of the amounts received and deferred, we recognized development revenues of $0 and $1,231,000 for the three and six months ended June 30, 2011, respectively.  During 2012, we recognized $2,413,000 for the three and six months ended June 30, 2012.  All related development costs are expensed as incurred and are included in research and development expense on our statements of operations.  To date under the contract, of the $28,311,000 originally deferred, we have recognized a total of $27,204,000 through June 30, 2012.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving certain defined and substantive research and development milestones.  There was no development revenue recognized related to this agreement during the three and six months ended June 30, 2012 and 2011, respectively.

8.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	June 30,	December 31,
	2012	2011

Raw materials	$1,280,000	$1,503,000
Work in process	761,000	790,000
Finished goods	1,067,000	1,025,000
	$3,108,000	$3,318,000

9.	Share-Based Compensation

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

Performance-Based Restricted Stock Awards

We granted 246,225 performance-based restricted stock awards under the 2004 Equity Incentive Plan in February 2011.  The awards provide certain employees until January 1, 2012 to achieve certain performance goals established by the Compensation Committee. Effective January 2012, the outstanding awards were terminated in their entirety based upon the decision by the Compensation Committee that performance criteria had not been met as of January 1, 2012.  No compensation expense was recognized related to these awards.

In January 2012, we granted 276,375 performance-based restricted stock awards under the 2004 Equity Incentive Plan.  The awards provide certain employees until December 31, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: entering into a major collaboration for development and/or commercialization of the Company’s products (40%), obtaining certain FDA clearance or approvals, which include FDA approval for and initiation of the ATHENA feasibility trial in chronic myocardial ischemia (40%), obtaining CE mark for certain products (15%), and achieving a targeted revenue increase for the fiscal year ended December 31, 2012 (5%).  To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following December 31, 2012.  Once earned, the awards will remain unvested until January 10, 2014. Termination of employment prior to vesting will result in the forfeiture of the awards.  During the three and six months ended June 30, 2012, we recognized $49,000 of compensation expense related to these awards.

The following table summarizes activity with respect to the performance based restricted stock awards during the six months ended June 30, 2012:

	Restricted Stock Awards	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2012	246,225	$5.82
Granted	276,375	$3.44
Vested	0
Cancelled/forfeited	(261,300)	$5.68
Outstanding at June 30, 2012	261,300	$3.44
Vested at June 30, 2012	0

10.	Loss per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2012 and 2011, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 18,401,231 for the three and six month periods ended June 30, 2012 and 19,196,482 for the three and six month periods ended June 30, 2011, respectively.

Index

11.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of June 30, 2012, we have pre-clinical research study obligations of $60,000 (which are expected to be fully completed within a year) and clinical research study obligations of $11,900,000 ($3,700,000 of which are expected to be completed within a year).  Should the timing or the budgets of the pre-clinical and clinical trials change, the timing and amounts of the payments for these obligations would also change.

During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of June 30, 2012, we have minimum purchase obligations of $2,191,000 ($1,341,000 of which are expected to be paid within a year).

We have entered into several lease agreements for our headquarters office location as well as international office locations and corporate housing for our employees on international assignments. As of June 30, 2012, we have remaining lease obligations of $9,824,000 ($1,843,000 of which are expected to be completed within a year).

We are subject to various claims and contingencies related to legal proceedings.  Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions.  Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate.  When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters.  In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.  Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on our business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on our consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.  Management believes that any liability to us that may arise as a result of currently pending legal proceedings will not have a material adverse effect on our financial condition, liquidity, or results of operations as a whole.

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

As of June 30, 2012, Olympus holds approximately 6.8% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Index

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At June 30, 2012, the carrying value of our investment in the Joint Venture is $164,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three and six months ended June 30, 2012 and 2011.

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

At June 30, 2012 and December 31, 2011, the estimated fair value of the Put was $2,100,000 and $1,910,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

The valuations of the Put were completed using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation).  The valuations are based on assumptions as of the valuation date with regard to the market value of Cytori and the estimated fair value of the Joint Venture, the expected correlation between the values of Cytori and the Joint Venture, the expected volatility of Cytori and the Joint Venture, the bankruptcy recovery rate for Cytori, the bankruptcy threshold for Cytori, the probability of a change of control event for Cytori, and the risk free interest rate. Fluctuations in the fair value of the Put are impacted by unobservable inputs, most significantly the fair value of Cytori and the Joint Venture and the bankruptcy threshold for Cytori. Generally, a change in the assumption used for the fair value of Cytori and the Joint Venture is accompanied by a directionally opposite change in the fair value of the Put, whereas a change in assumption used for the bankruptcy threshold for Cytori is accompanied by a directionally similar change in the fair value of the Put.

The following assumptions were employed in estimating the value of the Put:

	June 30, 2012	December 31, 2011

Expected volatility of Cytori	77.40%	76.07%
Expected volatility of the Joint Venture	77.40%	76.07%
Bankruptcy recovery rate for Cytori	28.00%	28.00%
Bankruptcy threshold for Cytori	$13,277,000	$8,594,000
Probability of a change of control event for Cytori	3.18%	3.33%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	1.67%	1.89%

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

•    Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

Index

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	June 30, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$22,645,000	$22,645,000	$—	$—

Liabilities:
Put option liability	$(2,100,000)	$—	$—	$(2,100,000)
Warrant liability	$(1,008,000)	$—	$—	$(1,008,000)

	Balance as of	Basis of Fair Value Measurements
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30,646,000	$30,646,000	$—	$—

Liabilities:
Put option liability	$(1,910,000)	$—	$—	$(1,910,000)
Warrant liability	$(627,000)	$—	$—	$(627,000)

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

The following table summarizes the change in our Level 3 put option liability value:

	Six months ended	Three months ended
Put option liability	June 30, 2012	June 30, 2012

Beginning balance	$(1,910,000)	$(1,640,000)
Decrease (increase) in fair value recognized in operating expenses	(190,000)	(460,000)
Ending balance	$(2,100,000)	$(2,100,000)

	Six months ended	Three months ended
Put option liability	June 30, 2011	June 30, 2011

Beginning balance	$(1,170,000)	$(880,000)
Decrease (increase) in fair value recognized in operating expenses	(110,000)	(400,000)
Ending balance	$(1,280,000)	$(1,280,000)

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

Index

The following table summarizes the change in our Level 3 warrant liability value:

	Six months ended	Three months ended
Warrant liability	June 30, 2012	June 30, 2012

Beginning balance	$(627,000)	$(757,000)
Decrease (increase) in fair value recognized in operating expenses	(381,000)	(251,000)
Ending balance	$(1,008,000)	$(1,008,000)

	Six months ended	Three months ended
Warrant liability	June 30, 2011	June 30, 2011

Beginning balance	$(4,987,000)	$(8,458,000)
Decrease (increase) in fair value recognized in operating expenses	2,178,000	5,649,000
Ending balance	$(2,809,000)	$(2,809,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of June 30, 2012.

14.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2012 and December 31, 2011, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At June 30, 2012 and December 31, 2011, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	June 30, 2012		December 31, 2011

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$24,499,000	$24,686,000	$24,211,000	$24,341,000

Carrying value is net of debt discount of $1,377,000 and $1,847,000 as of June 30, 2012 and December 31, 2011, respectively.

15.	Stockholders’ Equity

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

Index

On July 11, 2011, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 6,326,262 shares of our common stock.  The agreement required us to issue and Seaside to buy 1,326,262 shares of our common stock at an initial closing and 250,000 shares of our common stock once every two weeks, commencing 30 days after the initial closing, for up to an additional 20 closings, subject to the satisfaction of customary closing conditions. At the initial closing, the offering price was $4.52, which equaled to 88% of our common stock’s volume-weighted average trading prices, or VWAP, during the ten-day trading period immediately prior to the initial closing date, raising approximately $6,000,000 in gross proceeds. At subsequent closings, the offering price was 90.25% of our common stock’s volume-weighted average trading prices during the ten-day trading period immediately prior to each subsequent closing date.  We raised approximately $18,233,000 in gross proceeds from the sale of 5,826,262 shares in our scheduled closings through April 9th, 2012.  Effective, April 30th, 2012, we terminated the agreement with Seaside 88, LP and we will not sell the remaining and final 500,000 shares that would otherwise have been sold under this agreement.

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, our closings with Seaside 88, LP through June 30, 2012, our October 2010 offering of 4,600,000 shares of our common stock and our December 2010 sale of 1,428,571 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of June 30, 2012, the common stock warrants issued on August 11, 2008 are currently exercisable for 2,021,543 shares of our common stock at an exercise price of $5.73 per share.

Other Related Party Transactions

As of June 30, 2012 and December 31, 2011, Green Hospital Supply, Inc., our distribution partner in Japan and a related party, was a beneficial owner of 5.1% and 5.3%, respectively, of our outstanding shares of common stock.

During the three and six months ended June 30, 2012, we incurred approximately $24,000 and $51,000, respectively, and $34,000 and $62,000 during the three and six months ended June 30, 2011, respectively, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture, respectively.  Additionally,  in February 2012, we purchased second generation Celution ® Systems and consumable sets from Olympus-Cytori, Inc. joint venture, at a formula-based transfer price aggregating to $1,048,000.  As of June 30, 2012 and December 31, 2011, Olympus Corporation was a beneficial owner of 6.8% and 7.1%, respectively, of our outstanding shares of common stock and a beneficial owner of 50% of Olympus-Cytori, Inc. joint venture.

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

We encourage you to read the risks described under Part II, Item 1A “Risk Factors” carefully.  We caution you not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.  Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.

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

In the U.S., we received approval to begin our ATHENA feasibility trial in chronic myocardial ischemia, which will be a prospective, double blind, placebo-controlled, multi-center trial in up to 45 patients. The ATHENA trial will utilize our Celution® One device that was developed and manufactured by the Olympus-Cytori, Inc. joint venture.  Enrollment is expected to begin in the third quarter of 2012 and be completed within 12 to 18 months.

In our ADVANCE trial, we are amending our European clinical protocol to conform to the evolving country-specific regulatory policies for good manufacturing practices, harmonize our regulatory, reimbursement and market access strategies, while simplifying the trial to a single arm pivotal design and optimizing enrollment criteria.  In aggregate, these protocol amendments should accelerate country approvals and enrollment rates and increase the likelihood of success in this trial.  We are also implementing a protocol change of the cell processing system used in the study from Celution® One to Celution® 800. The Celution® 800 platform is the system that was successfully used to support the APOLLO (acute STEMI) and PRECISE (chronic myocardial ischemia) pilot studies. The encouraging safety and feasibility results from APOLLO and PRECISE give us confidence that the Celution® 800 System gives us the best opportunity for a successful trial from both an operational and clinical perspective.  Additionally, several improvements in software and hardware have been incorporated to further improve this system’s performance. This change is being implemented for a number of reasons, including those described above, and our expectation that the Celution 800 device will receive a CE Mark approval for No Option Chronic Myocardial Ischemia claims sometime this year.  Submissions are currently underway and we expect to have a revised timeline for the trial by the end of the third quarter.

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

Commercial Business

The 2012 goals for our commercial business are twofold. The first is to expand market access so that we can grow product revenue significantly over time and the second is to achieve a positive contribution margin in the near term. Today, our sales activities remain largely opportunistic and focused on obtaining and maintaining successful early clinical adopters of our products. Looking forward, we intend to target larger market segments and grow therapeutically oriented consumable revenue.  To accomplish this goal, we are focusing on driving essential market access elements such as published clinical and health economics data, physician education and indication-specific therapeutic claims, while maintaining a critical eye on expenses. In late 2011, Cytori reduced its sales and marketing headcount. The impact of this reduction along with other sales and marketing costs will result in reduced overall spending in 2012, while maintaining our ability to achieve 2012 growth objectives.

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

One of our top priorities is to establish a strategic partnership, which could accelerate core or non-core opportunities and potentially bring in significant additional capital. We believe completing one or more substantive partnerships is achievable this year. Due to the platform nature of our technology and products, we are able to simultaneously pursue transactions for multiple indications in core areas like cardiovascular disease and other non-core areas such as liver disease for which Astellas Pharma has acquired negotiation rights through December 2012.

Index

We have been actively streamlining our operations and reducing costs wherever possible, focusing the company and seeking to minimize cash operating costs.  Our 2012 budget calls for a reduction in combined Sales & Marketing and General and Administrative expenses for 2012 as compared to 2011, which will support an anticipated increase in R&D expenses for 2012, principally to fund our cardiac cell therapy clinical trials.

Regulatory processes are well underway in the US, Canada, the EU, Australia, Japan, and other countries.  We received regulatory approval for Celution® in Russia and continue to expect progress in many of these markets during 2012 that could expand our commercial opportunities.  In the US, receiving the IDE approval was a key development for the company that signals a positive and clearer pathway with the FDA.  We also feel that the multiple opportunities we have in other countries increase the possibility that one or more meaningful markets could open up for Cytori. Two countries of note where we have made recent progress include Australia and India. We will provide greater detail on these markets as these opportunities mature and grow.

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

In 2011 Olympus experienced serious internal issues which have led to a significant change in the management structure at Olympus. In 2012 these changes have continued to develop, with a total restructuring of the Olympus board of directors, its management team, and aspects of its operations. In light of these events, we are engaged in ongoing discussions with Olympus relating to the future of the Joint Venture relationship. Throughout the discussions, both parties are committed to ensure that any changes to the Joint Venture structure that occur would be beneficial to both parties.

Index

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and Puregraft® Systems and StemSource® Cell Banks.

The following table summarizes the components for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Product revenues - third party	$1,947,000	$2,411,000	$3,427,000	$3,773,000

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

We experienced a decrease in product revenue during the three and six months ended June 30, 2012 as compared to the same periods in 2011, due principally to the product mix comprising revenue for each period and anticipated timing associated with larger system related sales.

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

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Cost of product revenues	$1,013,000	$1,092,000	$1,849,000	$1,916,000
Share-based compensation	19,000	17,000	36,000	34,000
Total cost of product revenues	$1,032,000	$1,109,000	$1,885,000	$1,950,000
Total cost of product revenues as % of product revenues	53.0%	46.0%	55.0%	51.7%

Cost of product revenues as a percentage of product revenues was 53.0% and 55.0% for the three and six months ended June 30, 2012 and 46.0% and 51.7% for the three and six months ended June 30, 2011, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocating of overhead.

The future: We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Index

Development revenues

The following table summarizes the components of our development revenues for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Development (Olympus)	$2,413,000	$—	$2,413,000	$1,231,000
Research grant and other	16,000	11,000	19,000	15,000
Total	$2,429,000	$11,000	$2,432,000	$1,246,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the quarter ended June 30, 2012, we recognized $2,413,000 of revenue associated with our arrangements with Olympus as a result of completion of two remaining clinical milestones for the APOLLO and PRECISE clinical trials.   During the quarter ended March 31, 2011, we recognized $1,231,000 of revenue associated with our arrangements with Olympus as a result of achieving a product development milestone related to the preproduction development of the next-generation Celution® One System.

The future:  We may recognize additional development revenues during 2012, as the anticipated completion for the next revenue recognition milestone related to our Joint Venture with Olympus is in 2012.  The exact timing of whether additional development revenue will be recognized and when amounts will be reported in revenue will depend on certain factors including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  However, the cash related to the joint venture agreements was received when these agreements were signed and no further related cash payments will be made to us even if we recognize additional development revenue related to the joint venture.  To date, of the $28,311,000 originally deferred, we have recognized a total of $27,204,000 through June 30, 2012.

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

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

General research and development	$3,015,000	$2,633,000	$5,595,000	$5,205,000
Development milestone (Joint Venture)	23,000	324,000	124,000	680,000
Share-based compensation	186,000	114,000	341,000	233,000
Total research and development expenses	$3,224,000	$3,071,000	$6,060,000	$6,118,000

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

Research and development expenses for the three and six months ended June 30, 2012 as compared to the same periods in 2011 remained relatively consistent as we have not started enrollment in our US trial ATHENA as of June 30, 2012.

Index

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

Sales and marketing expenses

Sales and marketing expenses include costs associated with sales and marketing personnel, tradeshows, physician training, and promotional activities and materials.   The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Sales and marketing	$2,392,000	$3,467,000	$4,571,000	$6,446,000
Share-based compensation	189,000	249,000	385,000	496,000
Total sales and marketing expenses	$2,581,000	$3,716,000	$4,956,000	$6,942,000

The decrease in sales and marketing expense during the three and six months ended June 30, 2012 as compared to the same periods in 2011 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $668,000 and $1,113,000 due to a decrease in headcount, decrease in travel related expenses of $168,000 and $336,000, and a decrease in professional services expenses of $136,000 and $110,000, respectively, as a result of targeted reductions in staff and external costs made prior to year end in 2011 as well as subsequent reductions made in early 2012.

The future:  We expect sales and marketing expenditures to remain relatively stable during remainder of 2012.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

General and administrative	$3,146,000	$3,687,000	$6,497,000	$6,734,000
Share-based compensation	642,000	460,000	1,215,000	958,000
Total general and administrative expenses	$3,788,000	$4,147,000	$7,712,000	$7,692,000

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, the decrease in general and administrative expenses (excluding share-based compensation) occurred primarily due to a decrease in professional services expense (such as consulting and compliance expenses) of $676,000 and $711,000, respectively.

The future:  We expect general and administrative expenses to remain relatively stable through the remainder of 2012.

Index

Share-based compensation expenses

Stock-based compensation expenses include charges related to options issued to employees, directors and non-employees.  We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees.  Such expense is recognized over the period of time that employees provide service to us and earn all rights to the awards.

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Cost of product revenues	$19,000	$17,000	$36,000	$34,000
Research and development-related	186,000	114,000	341,000	233,000
Sales and marketing-related	189,000	249,000	385,000	496,000
General and administrative-related	642,000	460,000	1,215,000	958,000
Total share-based compensation	$1,036,000	$840,000	$1,977,000	$1,721,000

Most of the share-based compensation expenses for the three and six months ended June 30, 2012 and 2011 related to the vesting of stock option awards to employees.  The increase in share-based compensation for the three and six months ended June 30, 2012 as compared to the same periods in 2011 is primarily due to the grant of restricted stock awards and performance based stock awards.  See Note 9 to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of share based compensation.

The future: We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of June 30, 2012, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $6,650,000. Of this amount, $5,976,000 is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.67 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Change in fair value of warrant liability	$251,000	$(5,649,000)	$381,000	$(2,178,000)

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs, such as stock price, volatility, remaining life and others.  See Note 5 to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our warrant liability.

The future: Future changes in the fair value of the warrant liability will be recognized currently in earnings until such time as the warrants are exercised or expire.

Index

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Change in fair value of put option liability	$460,000	$400,000	$190,000	$110,000

The future: The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Interest income	$1,000	$1,000	$2,000	$4,000
Interest expense	(860,000)	(696,000)	(1,726,000)	(1,434,000)
Other income (expense)	(27,000)	(15,000)	(73,000)	(62,000)
Total	$(886,000)	$(710,000)	$(1,797,000)	$(1,492,000)

Interest expense increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011 due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $25.0 million term loan.  In September 2011, we entered into a second amendment to the Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded an additional principal increasing the total principal balance to $25.0 million.

The future: Interest income earned in 2012 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense in 2012 to increase as we continue to pay interest on the $25.0 million term loan that was amended in September 2011.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011
Equity loss in investment	$(37,000)	$(56,000)	$(86,000)	$(102,000)

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

Index

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2012 and December 31, 2011:

	As of June 30,	As of December 31,
	2012	2011

Cash and cash equivalents	$25,771,000	$36,922,000

Current assets	$31,977,000	$43,337,000
Current liabilities	12,404,000	7,821,000
Working capital	$19,573,000	$35,516,000

We incurred net losses of $7,883,000 and $17,208,000 for the three and six months ended June 30, 2012 and $5,138,000 and $17,209,000 for the three and six months ended June 30, 2011, respectively.  We have an accumulated deficit of $259,657,000 as of June 30, 2012.  Additionally, we have used net cash of $15,958,000 and $19,532,000 to fund our operating activities for the six months ended June 30, 2012 and 2011, respectively.  To date, these operating losses have been funded primarily from outside sources of invested capital.

We believe we have enough cash to fund operations into the first quarter of 2013, which factors in the minimum cash and cash liquidity requirements of the Amended and Restated Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  We will continue to seek additional cash through strategic corporate partnership and future sales of equity in addition to our operating profits. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. In the continued absence of positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

During 2011, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate market conditions and available financing opportunities as part of our normal course of business.

The following summarizes our contractual obligations and other commitments at June 30, 2012, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$26,158,000	$7,521,000	$18,618,000	$19,000	$—
Interest commitment on long-term obligations	3,846,000	2,252,000	1,593,000	1,000	—
Operating lease obligations	9,824,000	1,843,000	3,605,000	3,740,000	636,000
Minimum purchase requirements	2,191,000	1,341,000	850,000	—	—
Pre-clinical research study obligations	60,000	60,000	—	—	—
Clinical research study obligations	11,900,000	3,700,000	6,000,000	2,200,000	—
Total	$53,979,000	$16,717,000	$30,666,000	$5,960,000	$636,000

Cash (used in) provided by operating, investing, and financing activities for the three and six months ended June 30, 2012 and 2011 is summarized as follows:

	For the six months ended June 30,
	2012	2011

Net cash used in operating activities	$(15,958,000)	$(19,532,000)
Net cash used in investing activities	(886,000)	(433,000)
Net cash provided by financing activities	5,693,000	526,000

Index

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $15,325,000 for the six months ended June 30, 2012.  The operating cash impact of this loss was $15,958,000, after adjusting for the consideration of non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 resulted from cash outflow for purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2012 related primarily to a sale of 1,750,000 shares for approximately $4,946,000 in gross proceeds in connection with our common stock purchase agreement with Seaside entered into on July 11, 2011 and proceeds from exercise of warrants and employee stock options of $951,000.

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

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of June 30, 2012.  We test this goodwill at least annually, as of November 30, for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

Index

No impairment triggering events occurred during the three and six months ended June 30, 2012 that would require us to perform an impairment test.

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

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of June 30, 2012, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three and six months ended June 30, 2012, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Index

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 . Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2012, we were not a party to any material legal proceeding.  See Note 11 to the Consolidated Condensed Financial Statements included elsewhere herein for a discussion of our loss contingencies.

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors together with all of the other information included in this quarterly report on Form 10-Q, including our unaudited Consolidated Condensed Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.  If any of the risks described below occur, our business, operating results, and financial condition could be adversely affected and the value of our common stock could decline.

We have marked with an asterisk (*) those risks described below that reflect new risks or substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Index

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

In 2011 Olympus experienced serious internal issues which have led to a significant change in the management structure at Olympus. In 2012 these changes have continued to develop, with a total restructuring of the Olympus board of directors, its management team, and aspects of its operations. In light of these events, we are engaged in ongoing discussions with Olympus relating to the future of the joint venture relationship. Throughout the discussions, both parties are committed to ensure that any changes to the joint venture structure that occur would be beneficial to both parties. Notwithstanding our discussions, if our relationship were to change in a manner that significantly disrupts our operations and commercialization efforts (clinical, regulatory and/or commercial sales), then our business would likely be harmed.

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

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Index

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: August 9, 2012		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: August 9, 2012		Mark E. Saad
Chief Financial Officer