Form 10-K/A
period 2011-12-31
CYTORI THERAPEUTICS, INC.
filed 2012-09-07
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December  31, 2011 with the Securities and Exchange Commission on March 13, 2012 (the “Original Report”).  We are filing this Amendment No. 1 to the Original Report solely to correct the date on the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32.1 to the Original Report.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Report and it does not modify, update or confirm the financial information or other disclosure provided in the Original Report.

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

CYTORI THERAPEUTICS, INC.

By:	/s/ Christopher J. Calhoun
Christopher J. Calhoun
Chief Executive Officer
September 7, 2012

By;	/s/ Mark E. Saad
Mark E. Saad
Chief Financial Officer
September 7, 2012