Form 10-Q
period 2012-09-30
CYTORI THERAPEUTICS, INC.
filed 2012-11-09
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes   ☐   No  ☒

As of October 31, 2012, there were 58,831,878 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2012	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$17,628,000	$36,922,000
Accounts receivable, net of reserves of $455,000 and of $474,000 in 2012 and 2011, respectively	1,463,000	2,260,000
Inventories, net	3,411,000	3,318,000
Other current assets	1,090,000	837,000

Total current assets	23,592,000	43,337,000

Property and equipment, net	2,242,000	1,711,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	122,000	250,000
Other assets	1,756,000	1,772,000
Intangibles, net	26,000	192,000
Goodwill	3,922,000	3,922,000

Total assets	$32,010,000	$51,534,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,588,000	$5,334,000
Current portion of long-term obligations	9,767,000	2,487,000

Total current liabilities	15,355,000	7,821,000

Deferred revenues, related party	1,107,000	3,520,000
Deferred revenues	5,147,000	5,244,000
Warrant liability	1,871,000	627,000
Option liability	2,400,000	1,910,000
Long-term deferred rent	684,000	504,000
Long-term obligations, net of discount, less current portion	15,178,000	21,962,000

Total liabilities	41,742,000	41,588,000

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2012 and 2011	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 58,720,627 and 56,594,683 shares issued and outstanding in 2012 and 2011, respectively	59,000	57,000
Additional paid-in capital	261,113,000	252,338,000
Accumulated deficit	(270,904,000)	(242,449,000)

Total stockholders’ equity (deficit)	(9,732,000)	9,946,000

Total liabilities and stockholders’ equity (deficit)	$32,010,000	$51,534,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Product revenues	$1,314,000	$2,134,000	$4,741,000	$5,908,000

Cost of product revenues	703,000	942,000	2,588,000	2,893,000

Gross profit	611,000	1,192,000	2,153,000	3,015,000

Development revenues:
Development, related party	—	—	2,413,000	1,231,000
Research grant and other	2,000	5,000	21,000	19,000
	2,000	5,000	2,434,000	1,250,000
Operating expenses:
Research and development	3,555,000	2,830,000	9,615,000	8,948,000
Sales and marketing	2,450,000	3,618,000	7,406,000	10,560,000
General and administrative	3,777,000	3,538,000	11,489,000	11,230,000
Change in fair value of warrant liability	863,000	(1,536,000)	1,244,000	(3,714,000)
Change in fair value of option liability	300,000	570,000	490,000	680,000

Total operating expenses	10,945,000	9,020,000	30,244,000	27,704,000

Operating loss	(10,332,000)	(7,823,000)	(25,657,000)	(23,439,000)

Other income (expense):
Interest income	—	3,000	3,000	7,000
Interest expense	(857,000)	(489,000)	(2,582,000)	(1,923,000)
Other income (expense), net	(17,000)	25,000	(91,000)	(36,000)
Equity loss from investment in joint venture	(42,000)	(51,000)	(128,000)	(153,000)

Total other income (expense)	(916,000)	(512,000)	(2,798,000)	(2,105,000)

Net loss	$(11,248,000)	$(8,335,000)	$(28,455,000)	$(25,544,000)

Basic and diluted net loss per common share	$(0.19)	$(0.15)	$(0.49)	$(0.48)

Basic and diluted weighted average common shares	58,713,036	53,900,250	58,292,911	52,775,861

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(28,455,000)	$(25,544,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712,000	621,000
Amortization of deferred financing costs and debt discount	706,000	471,000
Provision for doubtful accounts	99,000	274,000
Change in fair value of warrant liability	1,244,000	(3,714,000)
Change in fair value of option liability	490,000	680,000
Share-based compensation expense	2,907,000	2,578,000
Equity loss from investment in joint venture	128,000	153,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	698,000	(168,000)
Inventories	(93,000)	(775,000)
Other current assets	(253,000)	132,000
Other assets	16,000	(764,000)
Accounts payable and accrued expenses	254,000	(396,000)
Deferred revenues, related party	(2,413,000)	(1,231,000)
Deferred revenues	(97,000)	189,000
Long-term deferred rent	180,000	70,000

Net cash used in operating activities	(23,877,000)	(27,424,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,077,000)	(458,000)

Net cash used in investing activities	(1,077,000)	(458,000)

Cash flows from financing activities:
Principal payments on long-term debt	(210,000)	(4,460,000)
Proceeds from long-term debt	—	9,444,000
Debt issuance costs and loan fees	—	(719,000)
Proceeds from exercise of employee stock options and warrants	988,000	2,849,000
Proceeds from sale of common stock	4,946,000	9,038,000
Costs from sale of common stock	(64,000)	(135,000)

Net cash provided by financing activities	5,660,000	16,017,000

Net decrease in cash and cash equivalents	(19,294,000)	(11,865,000)

Cash and cash equivalents at beginning of period	36,922,000	52,668,000

Cash and cash equivalents at end of period	$17,628,000	$40,803,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,906,000	$1,458,000
Final payment fee on long-term debt	—	419,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid in capital	—	$267,000
Capital equipment lease	—	$85,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at September 30, 2012 has been derived from the audited financial statements at December 31, 2011, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2011.

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

We incurred net losses of $11,248,000 and $28,455,000 for the three and nine months ended September 30, 2012 and $8,335,000 and $25,544,000 for the three and nine months ended September 30, 2011, respectively.  We have an accumulated deficit of $270,904,000 as of September 30, 2012.  Additionally, we have used net cash of $23,877,000 and $27,424,000 to fund our operating activities for the nine months ended September 30, 2012 and 2011, respectively.  To date, these operating losses have been funded primarily from outside sources of invested capital.

We believe we have enough cash to fund operations into the first quarter of 2013, which factors in the minimum cash and cash liquidity requirements of the Amended and Restated Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  In order to continue operations through the next twelve months, we are pursuing additional cash through strategic corporate partnerships and future sales of equity in addition to our gross profits. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. In the continued absence of positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

During 2012, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate market conditions and available financing opportunities as part of our normal course of business.

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

Warrants with exercise price reset features (down-round protection) are accounted for as liabilities, with changes in fair value included in net earnings (loss).  The fair value of the liability associated with the warrants with this reset feature increased to $1,871,000 as of September 30, 2012, which resulted in a $863,000 and $1,244,000 loss from the change in fair value of warrants for the three and nine months ended September 30, 2012, respectively.

All future changes in the fair value of the warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using an option pricing model with the following assumptions:

	As of September 30, 2012	As of December 31, 2011
Expected term	0.87 years	1.61 years
Common stock market price	$4.41	$2.20
Risk-free interest rate	0.17%	0.19%
Expected volatility	74.94%	69.98%
Resulting fair value (per warrant)	$0.93	$0.32

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

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders is calculated utilizing the Black-Scholes option-pricing model. We are amortizing the relative fair value of the warrants as a discount of $267,000 over the term of the loan using the effective interest method, with an effective interest rate of 13.63%. If the maturity of the debt is accelerated due to an event of default, then the amortization would be accelerated. The Term Loan is collateralized by the tangible assets of the company, including a security interest in substantially all of its existing and after-acquired assets, excluding its intellectual property assets; provided however, that if the Company does not maintain certain cash ratios, the security interest automatically will be deemed to include the Company’s intellectual property assets.  As of September 30, 2012, we were in compliance with our financial and non-financial covenants.

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

For sales that include multiple deliverables, such as sales of our StemSource® Cell Bank (cell bank), we account for products  or services (deliverables) separately rather than as a combined unit.  Stem cell banks typically consist of a complex array of equipment, proprietary knowledge, license rights, and services, including one or more StemSource® devices, a cryogenic freezer, measuring and monitoring equipment, and a database patient tracking system. In addition, we typically provide consulting services, installation and training services concurrent with the installation of the cell bank.  Web hosting, technical support and maintenance services are generally provided for a period of up to one year subsequent to the date of sale.  FASB authoritative guidance requires an evaluation of these deliverables to determine the appropriate “units of accounting” for purposes of revenue recognition.  Based on this evaluation, we have identified the following units of accounting:

●	initial consulting services;
●	license rights and standard operating procedures;
●	equipment and supplies, installation and training;
●	database hosting services;
●	technical support services; and
●	maintenance services.

FASB authoritative guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence (“VSOE”); (b) third-party evidence (“TPE”); or (c) management estimates.  This guidance requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  For our cell bank sales, we establish relative selling prices for all deliverables based on vendor-specific quotes for comparable services when available.  In the absence of VSOE, we use competitors’ products or services considered largely interchangeable with our own or management’s best estimate.  Revenue allocated to each unit of accounting is calculated and recognized based on the relative selling price of each deliverable.  Future services such as web hosting and ongoing maintenance are deferred and recognized into income as the services are provided, generally over one year following the installation of the equipment.

Index

Concentration of Significant Customers

One direct customer comprised 16% of our revenue recognized for the nine months ended September 30, 2012.  Our Asia-Pacific and North America region sales accounted for 67% of our revenue recognized for the nine months ended September 30, 2012.  Additionally, three direct customers accounted for 44% of total outstanding accounts receivable as of September 30, 2012.

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

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, cover clinical development through FDA approval under a device-based PMA regulatory pathway. This is a cost reimbursement contract and we expect the accounting treatment for the initial base period to be similar to NIH grants as discussed above.  We expect reimbursement and associated revenues for this contract to begin in the fourth quarter of 2012.

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed.  During the three and nine months ended September 30, 2011, we recognized development revenues of $0 and $1,231,000 of revenue associated with our arrangement with Olympus as a result of achieving a product development milestone related to additional preproduction development of the Celution® One System.  During the three and nine months ended September 30, 2012, we recognized $0 and $2,413,000 of revenue associated with our arrangement with Olympus as a result of two remaining milestones for the APOLLO and PRECISE clinical trials that were reached upon the completion of all patient follow up procedures.  All related development costs are expensed as incurred and are included in research and development expense on our statements of operations.  To date under the contract, of the $28,311,000 originally deferred, we have recognized a total of $27,204,000 through September 30, 2012.

Under a Distribution Agreement with Senko, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan.  We have also earned or will be entitled to earn additional payments under the Distribution Agreement based on achieving certain defined and substantive research and development milestones.  There was no development revenue recognized related to this agreement during the three and nine months ended September 30, 2012 and 2011, respectively.

Index

8.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	September 30, 2012	December 31, 2011

Raw materials	$1,500,000	$1,503,000
Work in process	328,000	790,000
Finished goods	1,583,000	1,025,000
	$3,411,000	$3,318,000

9.	Share-Based Compensation

Stock Options

During the first quarter of 2012, we issued to our directors and executive officers options to purchase an aggregate of 690,000 shares of our common stock, with four-year vesting for our officers and two-year vesting for our directors. The grant date fair value of the awards granted to our officers was $2.10 per share and to our directors was $1.35 per share. The resulting share-based compensation expense of $1,373,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

During the first quarter of 2011, we issued to our directors, executive officers and certain non-executive employees options to purchase an aggregate of 692,500 shares of our common stock, with four-year vesting for our officers and employees and two-year vesting for our directors. The grant date fair value of the awards granted to our officers and employees was $3.46 and to our directors was $3.15 per share. The resulting share-based compensation expense of $2,375,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

Restricted Stock Awards

During the first quarter of 2012, we issued to our executive officers 190,000 shares of restricted stock.  The stock award is scheduled to fully vest on January 10, 2013, subject to the officer’s continued employment with the Company through the vesting date.  The resulting share-based compensation expense of $654,000 will be recognized as expense over the respective vesting periods.

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

In January 2012, we granted 276,375 performance-based restricted stock awards under the 2004 Equity Incentive Plan.  The awards provide certain employees until December 31, 2012 to achieve certain performance goals established by the Compensation Committee. The performance goals are weighted based on the following achievements: entering into a major collaboration for development and/or commercialization of the Company’s products (40%), obtaining certain FDA clearance or approvals, which include FDA approval for and initiation of the ATHENA feasibility trial in chronic myocardial ischemia (40%), obtaining CE mark for certain products (15%), and achieving a targeted revenue increase for the fiscal year ended December 31, 2012 (5%).  To the extent that any of the performance goals are partially achieved, the Compensation Committee maintains the discretion to continue the vesting of all or a portion of the awards following December 31, 2012.  Once earned, the awards will remain unvested until January 10, 2014. Termination of employment prior to vesting will result in the forfeiture of the awards.  We recognized $29,000 and $78,000 of compensation expense related to these awards, respectively, during the three and nine months ended September 30, 2012.

Index

The following table summarizes activity with respect to the performance based restricted stock awards during the nine months ended September 30, 2012:

	Restricted Stock Awards	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2012	246,225	$5.82
Granted	276,375	$3.44
Vested	0
Cancelled/forfeited	(261,300)	$5.68
Outstanding at September 30, 2012	261,300	$3.44
Vested at September 30, 2012	0

10.	Loss per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2012 and 2011, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 18,193,938 for the three and nine month periods ended September 30, 2012 and 19,503,013 for the three and nine month periods ended September 30, 2011, respectively.

11.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of September 30, 2012, we have pre-clinical research study obligations of $23,000 (which are expected to be fully completed within a year) and clinical research study obligations of $11,600,000 ($3,700,000 of which are expected to be completed within a year).  Should the timing or the budgets of the pre-clinical and clinical trials change, the timing and amounts of the payments for these obligations would also change.

During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of September 30, 2012, we have minimum purchase obligations of $2,191,000 ($1,341,000 of which are expected to be paid within a year).

We have entered into several lease agreements for our headquarters office location as well as international office locations and corporate housing for our employees on international assignments. As of September 30, 2012, we have remaining lease obligations of $9,486,000 ($1,986,000 of which are expected to be completed within a year).

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

Index

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

As of September 30, 2012, Olympus holds approximately 6.8% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At September 30, 2012, the carrying value of our investment in the Joint Venture is $122,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three and nine months ended September 30, 2012 and 2011.

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

At September 30, 2012 and December 31, 2011, the estimated fair value of the Put was $2,400,000 and $1,910,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

Index

The following assumptions were employed in estimating the value of the Put:

	September 30, 2012	December 31, 2011

Expected volatility of Cytori	78.50%	76.07%
Expected volatility of the Joint Venture	78.50%	76.07%
Bankruptcy recovery rate for Cytori	28.00%	28.00%
Bankruptcy threshold for Cytori	$21,894,000	$8,594,000
Probability of a change of control event for Cytori	1.44%	3.33%
Expected correlation between fair values of Cytori and the Joint Venture in the future	99.00%	99.00%
Risk free interest rate	1.65%	1.89%

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

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,645,000	$13,645,000	$—	$—

Liabilities:
Put option liability	$(2,400,000)	$—	$—	$(2,400,000)
Warrant liability	$(1,871,000)	$—	$—	$(1,871,000)

	Balance as of	Basis of Fair Value Measurements
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$30,646,000	$30,646,000	$—	$—

Liabilities:
Put option liability	$(1,910,000)	$—	$—	$(1,910,000)
Warrant liability	$(627,000)	$—	$—	$(627,000)

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

Index

The following table summarizes the change in our Level 3 put option liability value:

Put option liability	Nine months ended September 30, 2012	Three months ended September 30, 2012

Beginning balance	$(1,910,000)	$(2,100,000)
Decrease (increase) in fair value recognized in operating expenses	(490,000)	(300,000)
Ending balance	$(2,400,000)	$(2,400,000)

Put option liability	Nine months ended September 30, 2011	Three months ended September 30, 2011

Beginning balance	$(1,170,000)	$(1,280,000)
Decrease (increase) in fair value recognized in operating expenses	(680,000)	(570,000)
Ending balance	$(1,850,000)	$(1,850,000)

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

The following table summarizes the change in our Level 3 warrant liability value:

Warrant liability	Nine months ended September 30, 2012	Three months ended September 30, 2012

Beginning balance	$(627,000)	$(1,008,000)
Decrease (increase) in fair value recognized in operating expenses	(1,244,000)	(863,000)
Ending balance	$(1,871,000)	$(1,871,000)

Warrant liability	Nine months ended September 30, 2011	Three months ended September 30, 2011

Beginning balance	$(4,987,000)	$(2,809,000)
Decrease (increase) in fair value recognized in operating expenses	3,714,000	1,536,000
Ending balance	$(1,273,000)	$(1,273,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of September 30, 2012.

14.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2012 and December 31, 2011, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

Index

At September 30, 2012 and December 31, 2011, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	September 30, 2012		December 31, 2011

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$24,688,000	$24,858,000	$24,211,000	$24,341,000

Carrying value is net of debt discount of $1,142,000 and $1,847,000 as of September 30, 2012 and December 31, 2011, respectively.

15.	Stockholders’ Equity

Common Stock

On December 13, 2010 we raised $10,000,000 in gross proceeds from a sale of 1,428,571 shares of unregistered common stock to Astellas Pharma Inc. for $7.00 per share in a private stock placement.  Pursuant to the terms of the purchase agreement, we granted Astellas Pharma Inc. a two year right of first refusal to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions, which will expire on December 14, 2012. In addition, we have agreed to use reasonable efforts to file a registration statement with the Securities and Exchange Commission to register the shares of common stock for resale upon the request of Astellas Pharma Inc.  We also granted Astellas Pharma Inc. a non-voting observer seat on our Board of Directors and the right to designate a representative member to our Scientific Advisory Board.  The $10,000,000 in total proceeds we received exceeded the market value of our stock at the completion of the purchase agreement.  The $2,526,000 difference between the proceeds received and the fair market values of our common stock was recorded as a component of deferred revenues in the accompanying balance sheets.  This difference was recorded as deferred revenue since, conceptually, the excess proceeds represent a value paid by Astellas Pharma Inc. attributable to the scientific advisory board seat, the non-voting observer seat on our Board of Directors, and the two year right of first refusal  to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions, rather than an additional equity investment in Cytori.  The recognition of this deferred amount will occur upon the earlier of the expiration of the two year period or the termination of the agreement.

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

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, our closings with Seaside 88, LP, our October 2010 offering of 4,600,000 shares of our common stock and our December 2010 sale of 1,428,571 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of September 30, 2012, the common stock warrants issued on August 11, 2008 are currently exercisable for 2,021,543 shares of our common stock at an exercise price of $5.73 per share.

Index

Other Related Party Transactions

As of September 30, 2012 and December 31, 2011, Green Hospital Supply, Inc., our distribution partner in Japan and a related party, was a beneficial owner of 5.1% and 5.3%, respectively, of our outstanding shares of common stock.

During the three and nine months ended September 30, 2012, we incurred approximately $22,000 and $73,000, respectively, and $54,000 and $116,000 during the three and nine months ended September 30, 2011, respectively, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture, respectively.  Additionally, in February 2012, we purchased second generation Celution ® Systems and consumable sets from Olympus-Cytori, Inc. joint venture, at a formula-based transfer price aggregating to $1,048,000.  As of September 30, 2012 and December 31, 2011, Olympus Corporation was a beneficial owner of 6.8% and 7.1%, respectively, of our outstanding shares of common stock and a beneficial owner of 50% of Olympus-Cytori, Inc. joint venture.

Index

Item 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

●	Overview that discusses our operating results and some of the trends that affect our business.
●	Results of Operations that includes a more detailed discussion of our revenue and expenses.
●	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our financial position and our financial commitments.
●
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

Overview

Cytori Therapeutics, Inc. is developing cell therapies for cardiovascular disease and other soft tissue injuries around the world. Our cell therapies are based on a patient’s own adipose-derived stem and regenerative cells (ADRCs) and have potential to treat a broad range of indications. These therapies are made available by our proprietary device, the Celution® System, which automates the extraction and preparation of clinical grade ADRCs at the time of the procedure.

Pipeline

The primary therapeutic areas within our development pipeline are cardiovascular disease, specifically acute heart attacks and refractory heart failure due to chronic myocardial ischemia, and the treatment of thermal burns. In cardiovascular disease, we are conducting our ATHENA trial for refractory heart failure in the U.S. and our ADVANCE heart attack trial in Europe.

In the U.S., we are conducting our ATHENA trial, a prospective, double blind, placebo-controlled, multi-center trial in up to 45 patients. The trial will measure several endpoints, including peak oxygen consumption (VO2 Max). Additional endpoints include perfusion defect, left ventricle end-systolic and diastolic volume and ejection fraction at six and 12 months. Enrollment is expected to be complete by mid-2013.

Index

In our ADVANCE trial, we amended our European clinical protocol to conform to the evolving country-specific regulatory policies for good manufacturing practices and harmonize our regulatory, reimbursement and market access strategies, while simplifying the trial to a single arm pivotal design and optimizing enrollment criteria.  In aggregate, these protocol amendments should accelerate country approvals and enrollment rates and increase the likelihood of success in this trial.  We expect to resume enrollment in the fourth quarter of 2012.

In addition to our two ongoing clinical trials, we have completed three additional European trials, including two in cardiovascular indications.  We have reported long term, 18 month data from both the PRECISE trial for chronic myocardial ischemia and the APOLLO trial for acute heart attack. Six month data from the APOLLO trial has been published in the peer review Journal of the American College of Cardiology; 18 month data from both trials are currently being prepared for publication.

Our CE Mark application for vascular claims for the Celution® system is currently under review.  Barring delays or requests for further data, we anticipate a decision late this year or early next.  Should we receive approval, we would target select hospital customers in the G5 countries, including ADVANCE trial sites, and likely implement a patient registry. This registry will allow us to collect further data to support reimbursement and government payors, and help expand market access.

In addition to our cardiovascular disease therapeutic pipeline, Cytori is also developing its cell therapy platform for the treatment of thermal burns combined with radiation injury. In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, cover clinical development through FDA approval under a device-based PMA regulatory pathway.

Commercial Business

The 2012 goals for our commercial business are twofold. The first is to expand market access so that we can grow product revenue significantly over time and the second is to achieve a positive contribution margin in the near term. Market access in Europe and Asia continues to grow with expanded European approval broadly covering tissue ischemia and a full commercial operational license and Class 1 medical device clearance in Japan for our Celution® technology.  The new Class 1 clearance allows us to import and sell our products through distribution channels in Japan, simplifying and expanding our ability to sell our products there. Today, our sales activities are focused on obtaining and maintaining successful early clinical adopters of our products. Looking forward, we intend to target larger market segments and grow therapeutically oriented consumable revenue.  To accomplish this goal, we are focusing on driving essential market access elements such as published clinical and health economics data, physician education and indication-specific therapeutic claims.

Our most advanced therapeutic indication is breast reconstruction. In May 2012, we submitted a technology assessment application in the UK specific to our Celution® system for the RESTORE procedure as a way to both improve healthcare and lower the overall costs of breast reconstruction for women who have had a lumpectomy for breast cancer.  This will help support our reimbursement efforts in the UK. In a similar fashion to the UK, we are working with other key competent authorities in Europe to expand coverage. In Japan, we are working with the Pharmaceuticals and Medical Devices Agency (PMDA), to utilize our global clinical data for Japanese approval of our technology for breast reconstruction. In other geographic markets, we intend to grow product sales where we are approved to sell.

The Celution® system is increasingly being used at academic hospitals and institutions as part of their own independent clinical studies. In recent months, we’ve seen a number of these translational medicine trials being approved to begin by the in-country regulatory bodies. By providing easy access to clinical-grade ADRCs, Cytori’s cell therapy is an ideal platform for physicians around the world to study the use of these cells for a number of varied indications. To date, investigator-initiated clinical research using Cytori’s cell therapy is being conducted in stress urinary incontinence, fistula and other wound repair, liver disease, ischemic heart failure, peripheral artery disease and scleroderma, among others.

Corporate

Our corporate priorities are to expand global regulatory approvals, complete strategic development and commercialization partnerships, strengthen the balance sheet and continue to manage expenses.

One of our top priorities is to establish strategic partnerships which could accelerate core or non-core opportunities and potentially bring in significant additional capital. In the third quarter, we were awarded the contract with BARDA which has a base period of $4.7 million over a two year period. Under the terms of the contract, successful achievement of specified milestones will allow BARDA to review and, at its discretion, consider the execution of options and qualify Cytori to receive up to approximately $101 million in additional funding, if completely executed.

Index

Due to the platform nature of our technology and products, we are able to simultaneously pursue transactions for multiple indications in core areas like cardiovascular disease and other non-core areas such as liver disease for which Astellas Pharma has acquired negotiation rights through December 2012. We continue to actively pursue a number of other ongoing, advanced partnership opportunities.

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

●
Olympus paid $30,000,000 for its 50% interest in the Joint Venture.  Moreover, Olympus simultaneously entered into a License/Joint Development Agreement with the Joint Venture and us to develop a second generation commercial system and manufacturing capabilities.

●
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

Index

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and Puregraft® Systems and StemSource® Cell Banks.

The following table summarizes the components for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

Third party	$1,314,000	$2,134,000	$4,741,000	$5,908,000

We experienced a decrease in product revenue during the three and nine months ended September 30, 2012 as compared to the same periods in 2011, due principally to the product mix comprising revenue for each period and anticipated timing associated with larger system related sales.

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

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

Cost of product revenues	$683,000	$926,000	$2,532,000	$2,842,000
Share-based compensation	20,000	16,000	56,000	51,000
Total cost of product revenues	$703,000	$942,000	$2,588,000	$2,893,000
Total cost of product revenues as % of product revenues	53.5%	44.1%	54.6%	49.0%

Cost of product revenues as a percentage of product revenues was 53.5% and 54.6% for the three and nine months ended September 30, 2012 and 44.1% and 49.0% for the three and nine months ended September 30, 2011, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocation of overhead.

The future: We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Development revenues

The following table summarizes the components of our development revenues for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

Development (Olympus)	$—	$—	$2,413,000	$1,231,000
Research grant and other	2,000	5,000	21,000	19,000
Total	$2,000	$5,000	$2,434,000	$1,250,000

Index

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  During the quarter ended June 30, 2012, we recognized $2,413,000 of revenue associated with our arrangements with Olympus as a result of two remaining milestones for the APOLLO and PRECISE clinical trials that were reached upon the completion of all patient follow up procedures.   During the quarter ended March 31, 2011, we recognized $1,231,000 of revenue associated with our arrangements with Olympus as a result of achieving a product development milestone related to the preproduction development of the next-generation Celution® One System.

The future:  We may recognize additional development revenues during 2012, as the anticipated completion for the next revenue recognition milestone related to our Joint Venture with Olympus is in 2012.  The exact timing of whether additional development revenue will be recognized and when amounts will be reported in revenue will depend on certain factors including obtaining certain regulatory clearances and/or approvals related to the Celution® System.  However, the cash related to the joint venture agreements was received when these agreements were signed and no further related cash payments will be made to us even if we recognize additional development revenue related to the joint venture.  To date, of the $28,311,000 originally deferred, we have recognized a total of $27,204,000 through September 30, 2012.

We may continue to recognize revenue from the Thin Film development work we are performing on behalf of Senko, based on the relative fair value of the milestones completed as compared to the total efforts expected to be necessary to obtain regulatory clearance from the MHLW.  We have determined that we will need to conduct a clinical trial to receive an approval from the MHLW in order for initial commercialization to occur.  We are currently working on the trial design, timeline and budget for the trial, and negotiating with Senko regarding the future of this slowly developing product line.  Accordingly, if we are able to gain regulatory approval, we would expect to recognize approximately $1,129,000 (consisting of $879,000 in deferred revenues plus a non-refundable payment of $250,000 to be received upon commercialization) in revenues associated with this.  Moreover, we would also expect to recognize $500,000 per year associated with deferred Senko license fees over a three-year period following commercialization, if achieved, as the refund rights associated with the license payment expire.  There can be no assurance given of whether, or when, this regulatory approval might be received to allow us to proceed with commercialization.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

General research and development	$3,353,000	$2,324,000	$8,948,000	$7,528,000
Development milestone (Joint Venture)	62,000	371,000	186,000	1,051,000
Share-based compensation	140,000	135,000	481,000	369,000
Total research and development expenses	$3,555,000	$2,830,000	$9,615,000	$8,948,000

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

Research and development expenses for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 increased primarily due to increase in research and development supplies of $156,000 and $126,000,  and an increase in professional services of $184,000 and $305,000, respectively, as a result of increased clinical trial and regulatory support activities.

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

The future:  We expect research and development expenditures to increase in the remainder of 2012 as we are scheduled to continue enrollment in the ADVANCE cardiac trial, continue enrollment in our US trial ATHENA, seek additional regulatory clearances and potentially seek to initiate additional trials or patient registries during 2012.

Index

Sales and marketing expenses

Sales and marketing expenses include costs associated with sales and marketing personnel, tradeshows, physician training, and promotional activities and materials.   The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

Sales and marketing	$2,306,000	$3,383,000	$6,877,000	$9,829,000
Share-based compensation	144,000	235,000	529,000	731,000
Total sales and marketing expenses	$2,450,000	$3,618,000	$7,406,000	$10,560,000

The decrease in sales and marketing expense during the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $642,000 and $1,755,000 due to a decrease in headcount, and a decrease in professional services expenses of $186,000 and $296,000, respectively, as a result of targeted reductions in staff and external costs made prior to year end in 2011 as well as subsequent reductions made in early 2012.

The future:  We expect sales and marketing expenditures to remain relatively stable during remainder of 2012.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

General and administrative	$3,152,000	$3,069,000	$9,648,000	$9,803,000
Share-based compensation	625,000	469,000	1,841,000	1,427,000
Total general and administrative expenses	$3,777,000	$3,538,000	$11,489,000	$11,230,000

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, the general and administrative expenses (excluding share-based compensation) remained relatively consistent.

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

Index

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

Cost of product revenues	$20,000	$16,000	$56,000	$51,000
Research and development-related	140,000	135,000	481,000	369,000
Sales and marketing-related	144,000	235,000	529,000	731,000
General and administrative-related	625,000	469,000	1,841,000	1,427,000
Total share-based compensation	$929,000	$855,000	$2,907,000	$2,578,000

Most of the share-based compensation expenses for the three and nine months ended September 30, 2012 and 2011 related to the vesting of stock option awards to employees.  The increase in share-based compensation for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is primarily due to the grant of restricted stock awards and performance based stock awards.  See Note 9 to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of share based compensation.

The future: We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers.  In addition, previously-granted options will continue to vest in accordance with their original terms.  As of September 30, 2012, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $5,529,000. Of this amount, $4,855,000 is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.67 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

Change in fair value of warrant liability	$863,000	$(1,536,000)	$1,244,000	$(3,714,000)

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

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

Change in fair value of put option liability	$300,000	$570,000	$490,000	$680,000

Changes in fair value of our put option liability are primarily due to change in assumptions used in estimating the value of the put, such as bankruptcy threshold for Cytori, volatility and others.  See Note 12 to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our put option liability.

Index

The future: The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011

Interest income	$—	$3,000	$3,000	$7,000
Interest expense	(857,000)	(489,000)	(2,582,000)	(1,923,000)
Other income (expense)	(17,000)	25,000	(91,000)	(36,000)
Total	$(874,000)	$(461,000)	$(2,670,000)	$(1,952,000)

Interest expense increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $25.0 million term loan.  In September 2011, we entered into a second amendment to the Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded an additional principal increasing the total principal balance to $25.0 million.

The future: Interest income earned in 2012 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense in 2012 to remain relatively stable as we continue to pay interest on the $25.0 million term loan that was amended in September 2011.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,

	2012	2011	2012	2011
Equity loss in investment	$(42,000)	$(51,000)	$(128,000)	$(153,000)

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

The future:  We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future.  We are engaged in ongoing discussions with Olympus relating to the future of the Joint Venture relationship.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2012 and December 31, 2011:

	As of September 30,	As of December 31,
	2012	2011

Cash and cash equivalents	$17,628,000	$36,922,000

Current assets	$23,592,000	$43,337,000
Current liabilities	15,355,000	7,821,000
Working capital	$8,237,000	$35,516,000

We incurred net losses of $11,248,000 and $28,455,000 for the three and nine months ended September 30, 2012 and $8,335,000 and $25,544,000 for the three and nine months ended September 30, 2011, respectively.  We have an accumulated deficit of $270,904,000 as of September 30, 2012.  Additionally, we have used net cash of $23,877,000 and $27,424,000 to fund our operating activities for the nine months ended September 30, 2012 and 2011, respectively.  To date, these operating losses have been funded primarily from outside sources of invested capital.

Index

We believe we have enough cash to fund operations into the first quarter of 2013, which factors in the minimum cash and cash liquidity requirements of the Amended and Restated Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.  In order to continue operations through the next twelve months, we are pursuing additional cash through strategic corporate partnership and future sales of equity in addition to our gross profits. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. In the continued absence of positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

During 2012, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  If we cannot do so when required, we would need to reduce our research, development, and administrative operations, including reductions of our employee base, in order to offset lack of available funding.   We continue to evaluate market conditions and available financing opportunities as part of our normal course of business.

The following summarizes our contractual obligations and other commitments at September 30, 2012, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$26,087,000	$9,930,000	$16,144,000	$13,000	$—
Interest commitment on long-term obligations	3,197,000	2,019,000	1,178,000	—	—
Operating lease obligations	9,486,000	1,986,000	3,578,000	3,763,000	159,000
Minimum purchase requirements	2,191,000	1,341,000	850,000	—	—
Pre-clinical research study obligations	23,000	23,000	—	—	—
Clinical research study obligations	11,600,000	3,700,000	6,000,000	1,900,000	—
Total	$52,584,000	$18,999,000	$27,750,000	$5,676,000	$159,000

Cash (used in) provided by operating, investing, and financing activities for the three and nine months ended September 30, 2012 and 2011 is summarized as follows:

	For the nine months ended September 30,
	2012	2011

Net cash used in operating activities	$(23,877,000)	$(27,424,000)
Net cash used in investing activities	(1,077,000)	(458,000)
Net cash provided by financing activities	5,660,000	16,017,000

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $25,657,000 for the nine months ended September 30, 2012.  The operating cash impact of this loss was $23,877,000, after adjusting for the consideration of non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 resulted from cash outflow for purchases of property and equipment.

Index

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2012 related primarily to a sale of 1,750,000 shares for approximately $4,946,000 in gross proceeds in connection with our common stock purchase agreement with Seaside entered into on July 11, 2011 and proceeds from exercise of warrants and employee stock options of $988,000.

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

Goodwill Impairment Testing

In late 2002, we purchased StemSource, Inc. and recognized over $4,600,000 in goodwill associated with the acquisition, of which $3,922,000 remains on our balance sheet as of September 30, 2012.  We test this goodwill at least annually, as of November 30, for impairment as well as when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  The application of the goodwill impairment test involves a substantial amount of judgment.  The judgments employed may have an effect on whether a goodwill impairment loss is recognized.

No impairment triggering events occurred during the three and nine months ended September 30, 2012 that would require us to perform an impairment test.

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

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of September 30, 2012, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three and nine months ended September 30, 2012, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Index

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 .	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2012, we were not a party to any material legal proceeding.  See Note 11 to the Consolidated Condensed Financial Statements included elsewhere herein for a discussion of our loss contingencies.

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

Index

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

Index

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

Index

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

Index

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

Index

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

We have operations in a number of regions around the world, including the United States, Japan, and Europe. Our global operations may be subject to risks that may limit our ability to operate our business. We sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

●	political unrest, terrorism and economic or financial instability;

●	unexpected changes and uncertainty in regulatory requirements and systems related

●	nationalization programs that may be implemented by foreign governments;

●	import-export regulations;

●	difficulties in enforcing agreements and collecting receivables;

●	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

●	changes in labor practices, including wage inflation, labor unrest and unionization policies;

●	longer payment cycles by international customers;

●	currency exchange fluctuations;

●	disruptions of service from utilities or telecommunications providers, including electricity shortages;

●	difficulties in staffing foreign branches and subsidiaries and in managing an expatriate workforce, and differing employment practices and labor issues;

●	potentially adverse tax consequences;

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

Index

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 9, 2012		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 9, 2012		Mark E. Saad
Chief Financial Officer