Form 10-K/A
period 2012-12-31
CYTORI THERAPEUTICS, INC.
filed 2013-04-30
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 001-34375

CYTORI THERAPEUTICS, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	33-0827593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. EmployerIdentification No.)

3020 CALLAN ROAD, SAN DIEGO, CALIFORNIA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 458-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001	NASDAQ
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

As of March 31, 2013, there were 67,173,050 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Cytori Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) previously filed with the Securities and Exchange Commission (“SEC”) on March 15, 2013 for the purpose of amending Part III of the Form 10-K to include the information that was to be incorporated by reference to its definitive proxy statement relating to its 2013 Annual Meeting. There are no other changes to the Form 10-K. As a result of this Amendment, Part IV of the Form 10-K is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company also is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 nor any disclosure with respect to Items 307 or 308 of Regulation S-K.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments to Part III discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K.

As used in this Amendment, when the Company refers to “us”, “we”, “our”, “ours”, “the company”, or “CYTX”, the Company is describing Cytori Therapeutics, Inc. and/or its consolidated subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of the eight directors are set forth below (the ages shown are as of April 30, 2013).  All directors are elected annually and serve a one-year term until the next Annual Meeting, or until their respective successors are duly elected.

Directors

Name	Age	Position
Lloyd H. Dean	62	Chairman of the Board of Directors
Christopher J. Calhoun	47	Chief Executive Officer and Director
Richard J. Hawkins	64	Director
Paul W. Hawran	61	Director
Marc H. Hedrick, MD	50	President and Director
E. Carmack Holmes, MD	75	Director
David M. Rickey	57	Director
Tommy G. Thompson	71	Director

Executive Officers

Mark E. Saad	43	Chief Financial Officer
Seijiro N. Shirahama	59	President, Asia Pacific
Clyde W. Shores	53	Executive Vice President, Marketing and Sales

Director’s Business Experience

Lloyd H. Dean has served as a Director of the Company since November 2010.  He is a nationally recognized leader within and beyond the field of health care.  He is President/CEO of Dignity Health the 5th largest health system in the U.S. with 40 hospitals and more than 80 ancillary care centers throughout California, Arizona, and Nevada.  He is responsible for the organization’s $13 billion in assets, overall management, governance, strategy, and direction.  He has led Dignity Health through significant strategic, operational, and financial transformations and has brought the organization to its current status as a leading health care organization recognized for high quality, compassionate care, operational excellence, and strong financial results.

Mr. Dean is a member of the Board of Directors of Wells Fargo & Company, chairperson for its Board Human Resources Committee, and serves on the Board Corporate Responsibility Committee, Board Risk Committee and Board Governance Nominating Committee.  He is also the Chair of the Board of Directors for the Committee on Jobs, an organization that brings employment to the San Francisco Bay Area.  Mr. Dean is a member of the Board of Directors for Mercy Housing California, a not-for-profit organization dedicated to developing, operating and financing affordable housing.  He previously served as the chairperson of the Catholic Health Association of the United States and was a member of its Board of Trustees.

A strong advocate for health care reform, Mr. Dean has been actively engaged with the White House Cabinet on health care issues.  He directly participated in health care reform discussions with President Barack Obama and his staff at the White House and has been appointed to the State Health Care Cost Commission charged to develop practical state policies to contain health care costs in the nation.

Mr. Dean holds degrees in sociology and education from Western Michigan University, and received an honorary doctorate of humane letters from the University of San Francisco.  In 2012 he was ranked number 23 in “Modern Healthcare’s 100 Most Influential People in Healthcare” and is also consistently named one of the “Top 25 Minority Leaders in Healthcare.” Mr. Dean’s qualifications to sit on our Board of Directors include his extensive executive experience, and his service on other public company boards and committees.

Christopher J. Calhoun is a co-founder of the Company and has served as Chief Executive Officer and Director since 1997.   Mr. Calhoun also served as our President from April 2002 to May 2005 and from 1996 to 1998. He is a co-inventor on multiple U.S. and international patents for medical devices and implant instrumentation, and was involved in research and management for the Plastic Surgery Bone Histology and Histometry Laboratory at the University of California, San Diego.  Mr. Calhoun is a co-founder and Chairman of the Board of Leonardo MD, and previously served on the Board of Directors of StemSource, Inc. which was acquired by the Company in 2002. Mr. Calhoun earned a B.A. from the University of California, San Diego and an M.B.A from the University of Phoenix.  Mr. Calhoun’s qualifications to sit on our Board of Directors include his knowledge of the medical device business, his experience in manufacturing, biotechnology and regenerative medicine, and his in-depth operating experience as a senior executive of our company, and his service on other company boards.

Richard J. Hawkins has served as a Director of the Company since December 2007.  In 1982, Mr. Hawkins founded Pharmaco, a clinical research organization (CRO) that merged with the predecessor of PPD-Pharmaco in 1991 and is one of the largest CROs in the world today.  In 1992, Mr. Hawkins co-founded Sensus Drug Development, which developed and received regulatory approval for SOMAVERT®, a growth hormone antagonist approved for the treatment of acromegaly, which is now marketed by Pfizer in both the United States and Europe, and he served as Chairman until 2000.  In 1994, Mr. Hawkins co-founded Corning Biopro, a contract protein manufacturing firm where he served on the Board until 2000.  In September 2003 Mr. Hawkins founded LabNow, Inc., a privately held company that develops lab-on-a-chip sensor technology, where he served as the Chairman and CEO until October 2009.  Mr. Hawkins has served on the Board of SciClone Pharmaceuticals, Inc. since October 2004.  In February 2011, Mr. Hawkins became CEO, and is currently CEO, of Lumos Pharma, Inc., a start-up pharma company. He served on the Presidential Advisory Committee for the Center for Nano and Molecular Science and Technology at the University of Texas in Austin, and was inducted into the Hall of Honor for the College of Natural Sciences at the University of Texas.  Mr. Hawkins graduated cum laude with a B.S. in Biology from Ohio University.  Mr. Hawkins’s qualifications to sit on our Board of Directors include his executive experience working with life sciences companies, his extensive experience in pharmaceutical research and development, his knowledge, understanding and experience in the regulatory development and approval process and his service on other public company boards and committees.

Paul W. Hawran joined us as a Director in February 2005.  Mr. Hawran has held various executive, strategic, financial and operational positions in the health care industry for over 30 years.  Currently, Mr. Hawran is a Founder and President and CEO of Ascendant MDx, a molecular diagnostic testing company focused on women’s health care, since November, 2010.  Prior to Ascendant MDx, Mr. Hawran was the Chief Financial Officer of Sequenom, Inc., a publicly traded genetics company, from April, 2007 to September, 2009, served on their Board of Directors from August, 2006 to February, 2007 and was the Chairman of the Audit Committee of the Board of Directors.  Mr. Hawran also served as a Founder, Executive Vice President and Chief Financial Officer of Neurocrine Biosciences, Inc. from May 1993 through September 2006, and as a Senior Advisor to Neurocrine from September 2006 through April 2007. Neurocrine Biosciences, Inc. is a publicly traded company engaged in pharmaceutical drug development. Mr. Hawran was employed by SmithKline Beecham (now Glaxo SmithKline) from July 1984 to May 1993, most recently as Vice President and Treasurer.  Prior to joining SmithKline in 1984, he held various financial positions at Warner Communications (now Time Warner) involving corporate finance and financial planning and forecasting. Mr. Hawran earned a B.S. in Finance from St. John's University and an M.S. in Taxation from Seton Hall University. He is a Certified Public Accountant (currently inactive) and is a member of the American Institute of Certified Public Accountants.  Mr. Hawran’s qualifications to sit on our Board of Directors include his executive experience in life sciences industries, his extensive experience in corporate finance and financial planning, his status as a audit committee financial expert within the meaning of Item 407(d)(5) of SEC Regulation S-K and his service on other public company boards and committees.

Marc H. Hedrick, M.D. was appointed President of the Company in May 2004, and joined us as Chief Scientific Officer, Medical Director and Director in October 2002.  In December 2000, Dr. Hedrick co-founded and served as President and Chief Executive Officer and Director of StemSource, Inc., a company specializing in stem cell research and development, which was acquired by the Company in 2002.  He is a plastic surgeon and is a former Associate Professor of Surgery and Pediatrics at the University of California, Los Angeles (UCLA).  From 1998 until 2005, he directed the Laboratory of Regenerative Bioengineering and Repair for the Department of Surgery at UCLA.  Dr. Hedrick earned his M.D. degree from University of Texas Southwestern Medical School, Dallas and an M.B.A. from UCLA Anderson School of Management.  Dr. Hedrick’s qualifications to sit on our Board of Directors include his experience as a general, vascular and plastic surgeon; his academic appointments and achievements in the life sciences; his executive and managerial experience in stem cell research and scientific product development, and his foundational knowledge, experience and contributions to the specific technology and operations of our company.   In addition, Dr. Hedrick has extensive global experience and familiarity with the cell therapy and regenerative medical industry.

E. Carmack Holmes, M.D. joined the Company as Director in August 2003. Dr. Holmes served as the Surgeon-in-Chief of the University of California Los Angeles (UCLA) Medical Center and held the position of William P. Longmire, Jr. Professor and Chairman, Department of Surgery, UCLA School of Medicine, from 1994 to 2004. He joined UCLA in 1973 and has held professorial positions in the Divisions of Cardiothoracic Surgery and Surgical Oncology for over 30 years.   He served as Vice-Chairman for five years prior to holding the positions of Chairman and Surgeon-in-Chief.    He also founded and served as Director of the Wunderman Foundation Cell Growth Regulation Program.   Dr. Holmes is the recipient of numerous awards and grants and professional memberships including the American Surgical Association, the American College of Surgeons and the Association for Academic Surgeons. He has authored 250 medical publications throughout his career and has been an internationally invited lecturer for over 25 years. His surgical training was conducted at Johns Hopkins University and the National Cancer Institute at the National Institutes of Health (NIH). Dr. Holmes also served on the Board of Directors of StemSource, Inc. which was acquired by the Company in 2002. Dr. Holmes graduated from Duke University and holds an M.D. from the University of North Carolina Medical School.  Dr. Holmes’s qualifications to sit on our Board of Directors include his medical and academic experience at a prominent institution, his experience with stem cell research and his prominent status as a surgeon, author and international lecturer.

David M. Rickey has served as a Director of the Company since November 1999.  Mr. Rickey was President and Chief Executive Officer of Applied Micro Circuits Corporation (AMCC), which provides high-performance, high-bandwidth silicon solutions for optical networks, from February 1996 to March 2005.  Mr. Rickey served on the Board of Directors of AMCC from February 1996 to March 2005, and as its Chairman of the Board from August 2000 to March 2005. Mr. Rickey also served as a Director of AMI Semiconductor, Inc. from 2000 to 2006 and was a Director of Netlist, Inc. from 2005 to 2008, as well as several private technology companies.  He holds a B.S. from Marietta College, a B.S. from Columbia University and an M.S. from Stanford University.  Mr. Rickey’s qualifications to sit on our Board of Directors include his extensive executive experience, and his service on other public company boards and committees.

Tommy G. Thompson joined Cytori Therapeutics as a Director in April, 2011.  Mr. Thompson was a partner at the law firm of Akin Gump Strauss Hauer & Feld from March 2005 to January 2012.  He served as U.S Department of Health and Human Services Secretary from January 2001 to January 2005, and was Governor of Wisconsin from January 1987 to January 2001.  Mr. Thompson was the Chairman of the Board of Logistics Health, Inc., having been President from February 2005 to January 2011.  Mr. Thompson has served as a Director of C.R. Bard since August 2005; a Director of CareView Communications, Inc. since July 2005; a Director of Centene Corporation since April 2005 and a Director of United Therapeutics Corporation since February 2011.  He also served as Chairman of the Board of AGA Medical Corporation from July 2005 to November 2011.  He is a recipient of the prestigious Horatio Alger Award and has served as chairman of the National Governors’ Association, the Education Commission of the States, and the Midwestern Governors’ Conference. Mr. Thompson received both his B.S. and his J.D. from the University of Wisconsin-Madison and also served in the Wisconsin National Guard and the Army Reserve.  Mr. Thompson’s qualifications to sit on our Board of Directors include his significant experience in the healthcare industry both as a public official and in the private sector; his advocacy of innovative solutions to health care challenges, and his service on other public company boards and committees.

Executive Officer’s Business Experience

Mark E. Saad joined Cytori Therapeutics as Chief Financial Officer in June 2004. Previously, Mr. Saad served as Chief Operating Officer of UBS, Healthcare Investment Banking, New York, where he was responsible for global investment banking operations. Upon joining UBS in 1999, Mr. Saad served as Director/Executive Director covering life sciences sectors - biotechnology and medical devices.  Prior to joining UBS, he held the position of Financial Analyst/Associate with Salomon, Smith Barney, Healthcare Investment Banking, New York, where he managed public and private transactions. Mr. Saad holds a B.A. from Villanova University, Philadelphia, PA.

Seijiro N. Shirahama was appointed President – Asia Pacific in November 2007.  Mr. Shirahama had served as Senior Vice President – Asia Pacific since November 2006, and as Vice President – Asia Pacific, from September 2002 to November 2006. Prior to that, from May 1999 to August 2002, Mr. Shirahama was President of Touchmetrics K.K., a diagnostic ultrasound firm. He held executive positions with Bristol-Myers Squibb K.K. from April 1997 to October 1998, and from March 1995 until March 1997, was the General Manager for Baxter Biotech Group in Tokyo, Japan. Mr. Shirahama holds a B.A. from Kanagawa University in Yokohama, Japan and an M.A. from the University of San Francisco.

Clyde W. Shores was appointed Executive Vice President, Marketing and Sales in May 2011.  Mr. Shores has 28 years marketing and sales experience in pharmaceuticals, biologics, devices, and diagnostics. Prior to joining Cytori Therapeutics, Mr. Shores served as Vice President of Global Marketing for Baxter International’s $2 billion Renal Division. Prior to Baxter, Mr. Shores held various senior marketing and sales positions at Amgen, Abbott Laboratories, Prometheus Laboratories and deCODE Genetics.  Mr. Shores joined Amgen in 1990 and held a number of leadership positions during the company’s rapid expansion in the 1990’s.  During his tenure at Amgen, Mr. Shores led multiple innovative marketing initiatives for Amgen’s blockbuster oncology and stem cell therapy drugs Neupogen® and Neulasta® which have grown to more than $5B in annual revenues. Mr. Shores earned a B.S. degree from the Anderson School of Management at the University of New Mexico. Mr. Shores’ cumulative experience has provided him with a fundamental understanding of the cell and regenerative medicine industry, the commercialization of innovative products and therapies and the marketing and sales capabilities required to achieve significant revenue growth in global markets.

CORPORATE GOVERNANCE

The Board of Directors held seven meetings during 2012.  The Audit Committee met seven times; the Compensation Committee met two times and took action via unanimous written consent four times; the Governance and Nominating Committee met three times; and the Executive Committee met five times and took action via unanimous written consent once.

Each member of the Board of Directors attended 75% or more of the aggregate of (i) the total number of Board meetings held during the period of such member’s service and (ii) the total number of meetings of committees of the Board of Directors on which such member served, during the period of such member’s service.

All board members are encouraged to attend our annual stockholders’ meetings in person.

Board Independence

The Board of Directors has determined that Messrs. Hawkins, Hawran, Rickey, Dean, Thompson, and Dr. Holmes are “independent” under the rules of the NASDAQ Stock Market. Under applicable SEC and the NASDAQ rules, the existence of certain “related person” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. The Board of Directors is not able to consider Mr. Calhoun, our Chief Executive Officer, or Dr. Hedrick, our President, independent, as a result of their respective employment with us during the past three years.

Board Committees

The Board of Directors has standing Audit, Compensation, Executive, and Governance and Nominating Committees.  All members of the Compensation Committee, Audit Committee, and Governance and Nominating Committee are independent directors. In January 2012, the Board expanded the Executive Committee to replace the prior Executive Committee and Special Pricing Committee of the Board.

Compensation Committee

In 2012, the Compensation Committee consists of David M. Rickey (Chairman), Ronald D. Henriksen, Paul W. Hawran and Richard J. Hawkins. Each of these members is independent as defined by NASDAQ, a “Non-Employee Director” as defined by rule 16b-3(b)(3)(i) of the Securities Exchange Act of 1934, as amended, and an “outside director” as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended.  The Committee Chairman is responsible for setting the Committee’s calendar and meeting agenda.  Effective December 31, 2012, Mr. Henriksen retired from our Board of Directors and from the Compensation Committee.  Effective January 1, 2013, the Compensation Committee consists of David M. Rickey (Chairman), Paul W. Hawran and Richard J. Hawkins.

The Compensation Committee is responsible for developing and implementing compensation programs for our executive officers and other employees, subject only to the discretion of the full Board. More specifically, our Compensation Committee establishes base salary rates for each of the Company’s officers, and administers our Amended and Restated 1997 Stock Option and Stock Purchase Plan, our 2004 Equity Incentive Plan, our Executive Management Incentive Compensation Plan, and our 2011 Employee Stock Purchase Plan. This Committee establishes the compensation and benefits for our Chief Executive Officer and other executive officers, and annually reviews the relationship between our performance and our compensation policies as well as assessing any risks associated with our compensation policies. In addition, this Committee reviews and advises the Board concerning regional and industry-wide compensation practices and trends in order to assess the adequacy of our executive compensation programs. The charter of the Compensation Committee has been established and approved by the Board of Directors, and a copy of the charter has been posted on our website at www.cytori.com under Investor Relations – Corporate Governance.

The Compensation Committee has delegated to our CEO the authority to award stock option grants to non-executive employees from a pool of stock options set aside by the Committee from time to time.  Any grant made from such pool to a non-executive employee may not exceed 16,000 shares and all of the grants shall have an exercise price equal to 100% of our Common Stock’s fair market value on the grant date.  We have a written policy that addresses the dates on which it is appropriate to grant such options.  In addition, Mr. Calhoun:

●	Makes recommendations to the Committee regarding the base salary, bonus and stock option award levels for our other executive officers; and

●
Provides an annual recommendation to the Committee regarding overall Company performance objectives for the year and the individual performance objectives of each of our executive officers with respect to our Executive Management Incentive Compensation Plan, and reports to the Committee on the satisfaction of each such objective.

Mr. Calhoun attends some of the meetings of the Committee upon invitation, but does not participate in the executive sessions of the Committee.

Audit Committee

During 2012, Mr. Hawran (Committee Chairman), Mr. Henriksen, and Mr. Rickey were the members of our Audit Committee. Effective December 31, 2012, Mr. Henriksen retired from our Board of Directors and from the Audit Committee.  Effective January 31, 2013, Mr. Henriksen was replaced on the Committee by Mr. Tommy G. Thompson.  The Audit Committee is comprised solely of independent directors, as defined by NASDAQ.  The Board of Directors has determined that Mr. Hawran is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.  The charter of the Audit Committee has been established and approved by the Board of Directors, and a copy of the charter has been posted on our website at www.cytori.com Investor Relations – Corporate Governance.

The Audit Committee selects our auditors, reviews the scope of the annual audit, approves the audit fees and non-audit fees to be paid to our auditors, and reviews our financial accounting controls with the staff and the auditors.  The Audit Committee is also charged with review and oversight of management’s enterprise risk management assessment.

Governance and Nominating Committee

Mr. Hawkins (Committee Chairman), Dr. Holmes, Mr. Dean, and Mr. Thompson comprised the members of our Governance and Nominating Committee in 2012.  The Governance and Nominating Committee is comprised solely of independent directors, as defined by NASDAQ.  The Governance and Nominating Committee interviews, evaluates, nominates and recommends individuals for membership on the Board, evaluates the effectiveness of the Board and its serving members, and recommends the structure, responsibility and composition of the committees of the Board.  The Committee is also responsible for recommending guidelines and policies for corporate governance for adoption by the Board.  The charter of the Governance and Nominating Committee has been established and approved by the Board of Directors, and a copy of the charter has been posted on our website at www.cytori.com under Investor Relations – Corporate Governance.

Executive Committee

In January 2012, the Board expanded the Executive Committee to replace the prior Executive Committee and Special Pricing Committee of the Board. In January 2012, Mr. Dean replaced Mr. Henriksen as Chairman of the Executive Committee. Also in January 2012, Mr. Hawkins, Mr. Hawran, and Mr. Rickey joined the Executive Committee.

            In January 2012, under the Executive Committee’s new charter, the Committee is responsible to evaluate and approve the material terms of any financing transactions or business transactions as well as to authorize and approve the issuance of stock and/or other equity securities. The new Executive Committee also would be able to act on behalf of the full Board in urgent or exigent circumstances wherein it would be very difficult or impossible to assemble the full Board between regularly scheduled meetings. The Sub-Committee, consisting of Chairman of the Board and the CEO, has the authority to approve corporate expenditures presented by Management in excess of $250,000 up to a maximum of $1,000,000 for a single corporate transaction.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and controller. This Code of Business Conduct and Ethics has been posted on our website at www.cytori.com. We intend to post amendments to this code, or any waivers of its requirements, on our website at www.cytori.com under Investor Relations – Corporate Governance, as permitted under SEC rules and regulations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons or entities who own more than ten percent of our common stock, to file with the SEC reports of beneficial ownership and changes in beneficial ownership of our common stock.  Those directors, officers, and stockholders are required by regulations to furnish us with copies of all forms they file under Section 16(a).  Based solely upon a review of the copies of such reports furnished to us and written representations from such directors, officers, and stockholders, we believe that all such reports required to be filed during 2012 or prior fiscal years were filed on a timely basis.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide stockholders with an understanding of our compensation philosophy and objectives as well as the analysis that we performed in setting executive compensation. It discusses the Compensation Committee’s determination of how and why, in addition to what, compensation actions were taken during the last fiscal year for each person serving as our chief executive officer and our chief financial officer during 2012, and the three other most highly compensated executive officers who were serving as such at the end of 2012.

Our named executive officers for fiscal year 2012 were Christopher J. Calhoun, our Chief Executive Officer; Marc H. Hedrick, our President; Mark E. Saad, our Chief Financial Officer; Seijiro N. Shirahama, our President – Asia Pacific; and Clyde W. Shores, our Executive Vice President Marketing & Sales.

These individuals are collectively referred to in this discussion as the “named executive officers” because they are named in the compensation tables included in Item 11. Investors are encouraged to read this discussion in conjunction with the compensation tables and related notes, which include more detailed information about the compensation of the named executive officers for 2012 as well as prior years.

Compensation Philosophy for the Named Executive Officers

The Company’s compensation programs for our officers are established by the Compensation Committee of the Board of Directors (the “Committee”). The Committee believes that our compensation policy should align the financial interests of our executives with those of our stockholders. A key to creating this alignment is placing a substantial amount of executive compensation at risk based upon both the short-term and long-term performance of the Company, while discouraging any short-sighted risk-taking behavior. The Committee also seeks to maintain compensation programs that will retain the executives we have, and attract the executives we may need.

Executive Compensation

In the process of determining compensation for our named executive officers (“NEO’s”), the Compensation Committee considers the current financial position of the Company, the strategic goals of the Company and the performance of our executives. The Committee also benchmarks the various components (described below) of our compensation program for executives to compensation paid by other public companies in our defined stem cell and biotechnology peer groups, compensation data from Radford Global Life Sciences Survey, historical review of all executive officer compensation and recommendations from our CEO (other than for his own salary). From time to time the Committee engages the services of outside compensation consultants. The Committee has the sole authority to select, compensate and terminate its external advisors.

The Committee utilizes the following components of compensation (described further below) to strike an appropriate balance between promoting sustainable and excellent performance and discouraging any inappropriate short-sighted risk-taking behavior:

●	Base Salary;

●	Annual short-term performance–based cash incentives (The Executive Management Incentive Compensation Plan);

●	Long-term equity compensation in the form of Stock Options;

●	Short-term equity compensation in the form of time and performance vested restricted stock awards;

●	Personal benefits and perquisites; and

●	Change in control and severance agreements.

Base Salary

In determining base salary for our executives the Committee considers the factors mentioned above, but base salaries are also designed to account for internal equity, length and depth of experience, the complexity and importance of roles and responsibilities, and reporting relationships.

In October 2011, the Committee benchmarked each executive’s base salary and target bonus to the comparable positions in the 2011 Radford Global Life Sciences Survey, generally targeting the 50th – 60th percentile.  The Committee also reviewed each executive’s performance in relation to the 2011 Executive Management Incentive Compensation Plan (see further discussion below), the salary history for each of the executives, and Mr. Calhoun’s recommendations for compensation for each of the officers of the Company below the level of the top three executives (CEO, President, CFO).  Based on the Committee’s review of the various factors mentioned above, the Committee adjusted the base salary of the executives as follows:  Mr. Calhoun was increased from $454,272 to $467,900; Dr. Hedrick was increased from $394,784 to $406,628; Mr. Saad was increased from $378,560 to $389,917; Mr. Shores was increased from $325,000 to $329,469 (prorated for his start date in May 2011); and Mr. Shirahama was increased from $455,157 to $457,972.  Mr. Shirahama’s salary is set at the level considered appropriate by the Committee based upon the review and benchmarking noted above, but is subject to fluctuation as a result of the Company’s recognition of any foreign currency gain or loss.  (See Summary Compensation Table below for Mr. Shirahama’s 2012 actual compensation as recognized by the Company.)

In October 2012, the Committee reviewed benchmarking data on compensation for executives from the 2012 Radford Global Life Sciences Survey and the most recent proxy information for selected market cap and industry peer group companies.  The first peer group selected consisted of US public companies with particular emphasis on companies of similar to larger market capitalization in the biotechnology sector.  Those companies consisted of:

Company	Market Capitalization as of October 10, 2012
BioMimetic Therapeutics	$122.18 Million
BioCryst Pharmaceuticals, Inc.	$207.53 Million
Dyax Corp	$235.60 Million
Immunomedics	$265.45 Million
Novavax, Inc.	$286.65 Million
Osiris Therapeutics	$313.89 Million
Ligand Pharmaceuticals	$343.90 Million
AVEO Pharma	$377.33 Million
QLT Inc	$389.94 Million
Alkermes	$2.52 Billion
Medicus Pharma	$2.51 Billion

The second peer group selected consisted of stem cell peers or other companies in the biotechnology sector at a similar stage in technology development and commercialization. Those companies consisted of:

Company	Market Capitalization as of October 10, 2012
Athersys	$34.7 Million
Neuralstem	$60.59 Million
Stemcells Inc.	$62.04 Million
Cell Therapeutics	$62.73 Million
Aastrom Biosciences	$63.15 Million
MELA Sciences	$94.61 Million
Hansen Medical	$110.47 Million
Neostem	$112.75 Million
Solta Medical, Inc.	$183.36 Million
Pain Therapeutics, Inc.	$247.22 Million
Sangamo Biosciences, Inc.	$307.5 Million
Neurocrine Bioscience	$520.65 Million
Dendreon	$627.76 Million
Isis Corporation	$1.24 Billion
Arena Pharmaceuticals	$2 Billion
Telik, Inc.	$3 Million

After review of the benchmark data, discussion of each executive’s performance, with input from Mr. Calhoun (except for his own performance), the Committee decided to make no adjustments to base salaries or target bonus percentages.

	2011/2012 Base Salary	2012/2013 Base Salary	Target Bonus %
Mr. Calhoun	$467,900	$467,900	50%
Dr. Hedrick	$406,628	$406,628	40%
Mr. Saad	$389,917	$389,917	35%
Mr. Shirahama (1)	$455,157	$457, 972	25%
Mr. Shores	$329,469	$329,469	30%

(1)           Mr. Shirahama’s salary is set at the level considered appropriate by the Committee based upon the review and benchmarking noted above, but is subject to fluctuation as a result of the Company’s recognition of any foreign currency gain or loss.  (See Summary Compensation Table below for Mr. Shirahama’s 2012 actual compensation as recognized by the Company.)

Executive Management Incentive Compensation Plan

The Committee adopted the Cytori Therapeutics Executive Management Incentive Compensation Plan (EMIC) to increase the performance-based component of our executives’ compensation by linking their bonus payments to achievement of shorter term performance goals. Target bonuses are reviewed annually and established as a percentage of the executive’s base salary, generally based upon seniority of the officer and targeted at or near the median of the peer group and survey data described above. Each year the Committee establishes corporate and individual objectives and respective target percentages, taking into account recommendations from Mr. Calhoun as it relates to executive positions other than CEO. Objectives for Mr. Calhoun, Dr. Hedrick, and Mr. Saad were set by the Committee in 2012 to align with the overall corporate objectives. After fiscal year-end Mr. Calhoun provides the Committee with a written evaluation showing actual performance as compared to the objectives, and the Committee uses that information, along with the overall corporate performance, to determine what percentage of each executive’s bonus target will be paid out as a bonus for that year. Overall, we attempt to set the corporate and individual functional goals to be highly challenging yet attainable. Our corporate financial objectives are intended to be more difficult to achieve than our actual expected results, such that their attainment would require exceptional performance and dedication from our management team.

For 2012, the general corporate objectives were determined by the Committee to account for 100% of the objectives for Mr. Calhoun, Dr. Hedrick, and Mr. Saad, and weight of 50% of the overall target bonus amounts for each of our other named executive officers. The general Company objectives were as follows:

●	Business Development Objectives
●	Establish Strategic Partnership with target value objective in following potential areas:
●	Regional or Global therapeutic indication
●	Development milestones/ trial funding
●	Government contracting
●	Regulatory and Clinical Objectives
●	ATHENA Clinical Trial
●	Approved Investigational Device Exemption (IDE)
●	Initiate (with active enrollment) 4 of 5 centers by end of year
●	ADVANCE Clinical Trial
●	Clarify EU regulatory path & solve regulatory issues
●	Receive country approvals for trial initiation in G-5 & Canada
●	BSI Approval for expansion of indications for No Option Chronic Myocardial Ischemia and/or expand wound indications
●	Canadian Celution System CE Mark / Approval
●	Win US 510(k) / Circuit Court Appeal on Banking Device and/or Diagnostic Device
●	Financial Objectives
●	Accelerate global revenue growth to specified targets
●	Reduce global net operating loss to specified targets
●	Achieve end of year cash position at specified target
●	Operations Objectives
●	Achieve overall gross profit objective
●	Complete defined next generation device development milestones

The individual following named executive officers’ objectives expanded upon their particular function in the overall corporate objectives and were to be weighted as 50% of their respective target bonus amounts.

Mr. Shirahama’s individual objectives included:
●	Achieve Asia Pacific target revenue objective
●	Establish strategic partnership in Asia Pacific with target value objective

Mr. Shores’ individual objectives included:
●	Achieve overall gross margin objectives
●	Accelerate revenue growth to specified targets
●	Achieve business development and market access strategic objectives

The 2012 target bonus as a percentage of annual base salary for each named executive officer was: 50% for Mr. Calhoun; 40% for Dr. Hedrick; 35% for Mr. Saad, 30% for Mr. Shores and 25% for Mr. Shirahama.

The Committee, in its January 2013 meeting, evaluated our progress in 2012 as compared to overall corporate objectives in the 2012 EMIC Plan described above. The Committee evaluated the overall results and then evaluated the progress of each executive officer towards their own functional objectives and the results are tabulated in the table below:

Officer and Position	Target Bonus as a % of Salary	% of Target Bonus Awarded	Bonus Awarded as a % of Salary	Amount of 2012 Bonus Paid in 2013

Christopher J. Calhoun,	50%	47%	23.5%	$109,956
Chief Executive Officer
Marc H. Hedrick,	40%	47%	18.8%	$76,446
President
Mark Saad,	35%	47%	16.5%	$64,141
Chief Financial Officer
Seijiro N. Shirahama,	25%	78.5%	19.6%	$89,877	(1)
President – Asia Pacific
Clyde Shores,	30%	65%	19.5%	$65,276
Executive Vice President Marketing & Sales

(1)
Mr. Shirahama’s bonus was determined by the Committee as 19.6% of his base salary in US dollars as set by the Committee.  The amount above reflects foreign currency exchange loss incurred at time of payment.

Long-Term Equity Compensation

We designed our long-term equity grant program to further align the interests of our executives with those of our stockholders and to reward the executives’ longer-term performance. Historically, the Committee has granted individual option grant awards. In 2011, to further increase the emphasis on compensation tied to performance, awards of restricted stock with time and performance based vesting were added as a component of our equity compensation for executives. The Committee grants stock options or restricted stock based on its judgment as to whether the complete compensation packages to our executives, including prior equity awards, are sufficient to retain and incentivize the executives and whether the grants balance long-term vs. short-term compensation. The Committee also considers our overall performance as well as the individual performance of each NEO, and the potential dilutive effect of restricted stock awards, and the dilutive and overhang effect of the option grant awards, and recommendations from Mr. Calhoun (other than with respect to his own option grants or restricted stock awards).

Our customary practice is to grant long-term equity compensation to the executives at the regularly-scheduled Compensation Committee meeting in the first quarter of the year, or as executive new hires are made or promotions granted. All stock options are granted with an exercise price equal to the fair market value of our Common Stock on the date of grant and restricted stock is awarded at the fair market value on the date of award. The Committee meeting dates are not related to dates for release of Company information.

After the annual review in January 2012, the Committee granted 230,000 stock options to Mr. Calhoun; 115,000 to Dr. Hedrick; 40,000 to Mr. Saad; 40,000 to Mr. Shirahama; and 40,000 to Mr. Shores. These grants represented an increase over 2011 grants, reflecting our increased focus on performance-based compensation. You can find more information regarding these grants by referring to our Grants of Plan-Based Awards table in Item 11.

Short-Term Equity Compensation

To further tie compensation to near term performance, we also grant short-term performance-based and time-based restricted stock awards to our executives. In January 2012, the Committee granted 50,250 shares of restricted stock to Mr. Calhoun; 36,850 to Dr. Hedrick; 33,500 to Mr. Saad; and 31,825 to Mr. Shirahama, and 31,825 to Mr. Shores, subject to achievement of the following conditions on or before December 31, 2012 for the percent of the grant as indicated:

1.	40% of the Restricted Stock grant will be conditioned on the Company achieving a major collaboration.

2.	25% of the Restricted Stock grant will be conditioned on the Company obtaining a US FDA approval for, and initiation of, the ATHENA clinical trial for chronic myocardial ischemia.

3.	15% of the Restricted Stock grant will be conditioned on the Company achieving a CE mark for Celution One in Europe for the no-option chronic myocardial ischemia indication.
4.	15% of the Restricted Stock grant will be conditioned on the Company obtaining FDA approval of a 510(k) pathway for at least one therapeutic claim.
5.	5% of the Restricted Stock grant will be conditioned on the Company achieving its target revenue growth for the calendar year ended December 31, 2012 compared to the year ended December 31, 2011.

To the extent that any of the performance goals were partially achieved, the Committee maintained the discretion to continue the vesting of all or a portion of the awards following January 1, 2013. Once earned, the awards would remain unvested until January 10, 2014. After its annual review in January 2013, the Compensation Committee reviewed the performance-based conditions for 2012, and determined that the specified performance objectives had been partially met, and that the awarded results are tabulated in the tables below:

2012 Performance Based RSA Condition		2012 Performance Based RSA Result

40% of the Restricted Stock grant will be conditioned on the Company achieving a major collaboration		15%

25% of the Restricted Stock grant will be conditioned on the Company obtaining a US FDA approval for, and initiation of, the ATHENA clinical trial for chronic myocardial ischemia		25%

30% of the Restricted Stock grant will be conditioned on the Company achieving certain regulatory objectives below:		15%

-	15% of the Restricted Stock grant will be conditioned on the Company achieving a CE mark for Celution One in Europe for the no-option chronic myocardial ischemia indication

-	15% of the Restricted Stock grant will be conditioned on the Company obtaining FDA approval of a 510(k) pathway for at least one therapeutic claim

5% of the Restricted Stock grant will be conditioned on the Company achieving revenue growth of 25% for the calendar year ended December 31, 2012 compared to the year ended December 31, 2011.		3%

Total		58%

Accordingly, the Committee determined that the following number of performance based restricted stock awards for each NEO (granted on January 26, 2012) would continue time vesting through January 10, 2014 subject to each NEO’s continued employment by the Company.

Officer	Title	Performance-Vested Restricted Stock
Christopher Calhoun	CEO	29,145
Marc Hedrick	President	21,373
Mark Saad	CFO	19,430
Seijiro Shirahama	President Asia-Pacific	18,458
Clyde Shores	Executive VP Marketing & Sales	18,458

In January 2012, the Committee also granted Time Vested Restricted Stock Awards of 35,000 shares to Mr. Calhoun; 25,000 to Dr. Hedrick; and 20,000 to Mr. Saad, Mr. Shirahama, and Mr. Shores, subject to continued employment with the Company through the vesting date of January 10, 2013.

Personal Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts, and 401(k). These plans are available to all full-time employees. In keeping with our philosophy to provide total compensation that is competitive within our industry we do offer limited personal benefits and perquisites to executive officers that include supplemental long-term disability insurance. We also provide a supplemental life insurance policy for Mr. Calhoun. You can find more information on the amounts paid for these perquisites in our 2012 Summary Compensation Table.

Company Acquisition / Post-Termination Compensation

The Company has entered into individual change of control agreements (the “CIC Agreements”) with Mr. Calhoun, Dr. Hedrick, Mr. Saad, Mr. Shirahama and Mr. Shores. The CIC Agreements will provide for certain severance benefits to be paid to each of these executives in the event of his involuntary termination without cause, or due to the executive’s resignation for good reason (including the Company’s material breach of its obligations, material reduction in duties, responsibilities, compensation or benefits, or relocation by more than 30 miles without prior consent), provided such termination or resignation occurs in connection with an acquisition of the Company. Upon such termination or resignation in the event of an acquisition, Mr. Calhoun would receive a lump sum payment of 18 times his monthly base salary, and 18 times his monthly COBRA payments, and Dr. Hedrick, Mr. Saad, Mr. Shirahama and Mr. Shores would each receive a lump sum payment of 12 times their monthly base salary, and 12 times their monthly COBRA payments. Notwithstanding the foregoing, these executives’ employment may be terminated for cause (including extended disability, repudiation of the CIC Agreement, conviction of a plea of no contest to certain crimes or misdemeanors, negligence that materially harms the company, failure to perform material duties without cure, drug or alcohol use that materially interferes with performance, and chronic unpermitted absence) without triggering an obligation for the Company to pay severance benefits under the CIC Agreements.

In addition, under the CIC Agreements, any unvested stock options granted to each of the above named executive officers would vest in full upon (1) the date of the executive’s termination under the circumstances described above following entry into an acquisition agreement (subject to the actual consummation of the acquisition) or (2) consummation of an acquisition.

In all events, each executive’s entitlement to the benefits described above is expressly conditioned upon his execution and delivery to the Company of a CIC Agreement and General Release of claims, in the form to be attached to the CIC Agreement.

The executives may voluntarily terminate their employment with the Company at any time. If they voluntarily terminate their employment, they will receive payment for any earned and unpaid base salary as of the date of such termination; accrued but unused vacation time; and benefits they are entitled to receive under benefit plans of the Company, less standard withholdings for tax and social security purposes, through the termination date.

2012 Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the
NEOs.

(a)	(b)	(c)		(d)		(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary		Stock Awards(1)		Option Awards(2)	Non-Equity Incentive Plan Comp. (3)	All Other Comp-ensation		Total

Christopher J. Calhoun,	2012	$467,900		$293,260	(10)	$483,996	$109,956	—	(5)	$1,355,112	(8)
Chief Executive Officer (PEO)	2011	$456,543		$292,455	(9)	$252,855	$140,370	$10,230	(4)	$1,152,453	(8)
	2010	$439,713				$610,980	$172,623	—	(5)	$1,223,316
Marc H. Hedrick, President	2012	$406,627		$212,764	(10)	$241,998	$76,446	—	(5)	$937,835	(8)
	2011	$396,758		$214,467	(9)	$185,427	$97,591	—	(5)	$894,243	(8)
	2010	$382,131		—		$448,052	$115,277	—	(5)	$945,460
Mark E. Saad,	2012	$389,917		$184,040	(10)	$84,173	$64,141	—	(5)	$722,271	(8)
Chief Financial Officer (PFO)	2011	$380,453		$194,970	(9)	$168,570	$81,883	—	(5)	$825,876	(8)
	2010	$366,428		—		$407,320	$109,972	—	(5)	$883,720
Seijiro N. Shirahama,	2012	$454,432	(7)	$178,278	(10)	$84,173	$82,843	—	(5)	$799,726	(8)
President – Asia Pacific	2011	$441,900	(7)	$185,221	(9)	$160,142	$69,308	—	(5)	$856,571	(8)
	2010	$381,931	(7)	—		$386,954	$87,892	—	(5)	$856,777
Clyde W. Shores,	2012	$329,469		$178,278	(10)	$84,173	$65,276	$44,400	(6)	$701,596
Executive Vice President Marketing & Sales	2011	$203,870		——		$269,222	$37,370	$152,136	(6)	$662,598
	2010	—				—	—	—		—

(1)
This column represents the dollar amount of the aggregate grant date fair value of stock awards, computed in accordance with FASB ASC Topic 718. For information relating to the assumptions made by us in valuing the stock awards made to our named executive officers in 2012, refer to Note 14 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012

(2)
This column represents the dollar amount of the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718. For information relating to the assumptions made by us in valuing the option awards made to our named executive officers in 2012, refer to Note 14 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012

(3)
The amounts in column (f) reflect the cash awards under our  EMIC Plan, which is discussed in further detail in the CD&A under the heading “Executive Compensation – Executive Management Incentive Compensation Plan.”

(4)	All Other Compensation for Mr. Calhoun for 2011 consists of supplemental long-term disability insurance premiums.

(5)	Dollar value of the Named Executive Officer’s perquisites and other personal benefits was less than $10,000 for the year reported.

(6)
All Other Compensation for Mr. Shores who was hired 5/16/2011 includes a relocation allowance ($148,486) and supplemental long-term disability insurance premiums (3,650) for 2011 and a relocation allowance ($44,400) for 2012.

(7)	We pay Mr. Shirahama in Japanese Yen. During 2010, 2011, and 2012 his salary was recorded at the average exchange rate over the year.

(8)	Includes the value of RSA grants that did not vest in the timeframe required by the grants and therefore terminated in their entirety.

(9)
Performance based RSAs granted on 2/28/2011 with performance vesting requirement.  In 2012, the Compensation Committee determined that none of the performance milestones were achieved, thus none of the shares vested, and the grant therefore terminated in its entirety.

(10)
January 26, 2012, the Compensation Committee granted Restricted Stock Awards as well as Performance based RSAs with performance vesting requirement.  In 2013, the Compensation Committee determined that certain of the performance milestones were achieved and authorized the continued vesting of a portion of the shares allocated to these milestones.  Compensation Committee used its discretion to continue the time based vesting of a portion of the awards (58%) allocated to the milestones achieved by December 31, 2012, while the remaining portion of the awards (42%) were terminated.

2012 Grants of Plan-Based Awards

The following table sets forth information regarding grants of stock and option awards made to our Named Executive Officers during fiscal 2012:

(a)	(b)		(c-e	)		(f)		(g)		(h)	(i)	(j)
		Maximum Potential Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Market Price on Date of Grant	Full Grant Date Fair Value of Stock and Option Awards
Named Officers	Grant	Thre-shold	Target		Maxi- mum
	Date	($)	($)		($)	(#	)(3)	(#	)	($/Sh)	($/Sh)	($)(1)

Christopher J. Calhoun,	1/26/2012	–	$233,950		–	85,250		230,000		$3.44	$3.44	$777,256
Chief Executive Officer
Marc H. Hedrick,	1/26/2012		$162,651		–	61,850		115,000		$3.44	$3.44	$454,762
President
Mark E. Saad,	1/26/2012	–	$136,471		–	53,500		40,000		$3.44	$3.44	$268,213
Chief Financial Officer
Seijiro N. Shirahama,	1/26/2012	–	$113,789	(2)	–	51,825		40,000		$3.44	$3.44	$262,451
President – Asia Pacific
Clyde W. Shores,	1/26/2012	–	$98,841		–	51,825		40,000		$3.44	$3.44	$262,451
Executive Vice President Marketing & Sales

(1)
Computed in accordance with FASB ASC Topic 718. See note 14 of the financial statements in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2013 regarding assumptions underlying valuation of equity awards.

(2)	Represents target bonus amount prior to foreign currency rates in effect at time of payment.

(3)
The restricted stock awards were granted on 1/26/2012 and were subject to performance based and time based vesting. In 2013, the Compensation Committee determined that one of the performance milestones was achieved and authorized to continue vesting the shares allocated to this milestone.  The Compensation Committee used its discretion to continue portions of the awards allocated to the milestones that were not fully achieved by December 31, 2012. For more information see Note 3 in the Outstanding Equity Awards at Fiscal Year-End Table.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The stock options granted to the NEOs during 2012 have an exercise price of $3.44 for the options granted on 1/26/2012.  Exercise price for the options granted in 2012 is determined by the closing sale price of the Company’s common stock on NASDAQ on the date of grant.   The option awards have a contractual term of ten years and vest in equal monthly installments over a period of four years, subject to the NEO’s continued service to the Company.

Option awards granted to Clyde W. Shores were issued during his first year of service and vest over a period of four years with 25% vesting after one year of service, followed with equal monthly installments over the remaining 36 months.

Outstanding Equity Awards at December 31, 2012

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2012.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

	Option Awards					Stock Awards
Name	Option Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-Exercisable (2)	Option Exercise Price ($)	Option Ex-piration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Christopher J.	1/28/2003	200,000	—	$4.40	1/28/2013	—	—
Calhoun,	6/2/2004	75,000	—	$4.16	6/2/2014	—	—
Chief Executive	2/2/2005	100,000	—	$3.12	2/2/2015	—	—
Officer	1/24/2006	100,000	—	$7.04	1/24/2016	—	—
	2/26/2007	70,000	—	$5.44	2/26/2017	—	—
	1/31/2008	85,000	—	$5.14	1/31/2018	—	—
	1/29/2009	97,915	2,085	$4.80	1/29/2019	—	—
	2/5/2010	106,248	43,752	$6.71	2/5/2020	—	—
	1/27/2011	35,937	39,063	$5.57	1/27/2021	—	—
	1/26/2012	52,708	177,292	$3.44	1/26/2022	85,250	$293,260
Marc H. Hedrick,	1/28/2003	25,000	—	$4.40	1/28/2013	—	—
President	6/2/2004	50,000	—	$4.16	6/2/2014	—	—
	2/2/2005	70,000	—	$3.12	2/2/2015	—	—
	1/24/2006	70,000	—	$7.04	1/24/2016	—	—
	2/26/2007	50,000	—	$5.44	2/26/2017	—	—
	1/31/2008	60,000	—	$5.14	1/31/2018	—	—
	1/29/2009	73,436	1,564	$4.80	1/29/2019	—	—
	2/5/2010	77,915	32,085	$6.71	2/5/2020	—	—
	1/27/2011	26,354	28,646	$5.57	1/27/2021	—	—
	1/26/2012	26,354	88,646	$3.44	1/26/2022	61,850	$212,764
Mark E. Saad,	6/21/2004	190,000	—	$4.12	6/21/2014	—	—
Chief Financial	2/2/2005	70,000	—	$3.12	2/2/2015	—	—
Officer	1/24/2006	70,000	—	$7.04	1/24/2016	—	—
	2/26/2007	50,000	—	$5.44	2/26/2017	—	—
	1/31/2008	55,000	—	$5.14	1/31/2018	—	—
	1/29/2009	68,541	1,459	$4.80	1/29/2019	—	—
	2/5/2010	70,832	29,168	$6.71	2/5/2020	—	—
	1/27/2011	23,958	26,042	$5.57	1/27/2021	—	—
	1/26/2012	9,167	30,883	$3.44	1/26/2022	53,500	$184,040
Seijiro N.	6/2/2004	25,000	—	$4.16	6/2/2014	—	—
Shirahama,	2/2/2005	35,000	—	$3.12	2/2/2015	—	—
President – Asia	12/8/2005	50,000	—	$6.86	12/8/2015	—	—
Pacific	1/24/2006	35,000	—	$7.04	1/24/2016	—	—
	2/26/2007	30,000	—	$5.44	2/26/2017	—	—
	11/15/2007	25,000	—	$5.35	11/15/2017	—	—
	1/31/2008	55,000	—	$5.14	1/31/2018	—	—
	1/29/2009	63,645	1,355	$4.80	1/29/2019	—	—
	2/5/2010	67,291	27,709	$6.71	2/5/2020	—	—
	1/27/2011	22,760	24,740	$5.57	1/27/2021	—	—
	1/26/2012	9,167	30,883	$3.44	1/26/2022	51,825	$178,278
Clyde W. Shores,	5/19/2011	32,656	49,844	$5.37	5/19/2021	—	—
Executive Vice	1/26/2012	—	40,000	$3.44	1/26/2022	51,825	$178,278
President
Marketing & Sales

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options.

(2)
Generally, awards issued under the 1997 or 2004 plans are subject to four-year vesting, and have a contractual term of 10 years.  Awards presented in this table contain one of the following two vesting provisions:

●	25% of a granted award vests after one year of service, while an additional 1/48 of the award vests at the end of each month thereafter for 36 months, or

●	1/48 of the award vests at the end of each month over a four-year period.

(3)
On January 26, 2012, the Compensation Committee granted Restricted Stock Awards as well as Performance based RSAs with performance vesting requirement.  In 2013, the Compensation Committee determined that certain performance milestones were achieved and authorized the continued vesting of a portion of the shares allocated to these milestones.  The Compensation Committee used its discretion to continue the time based vesting portion of the awards (58%) allocated to the milestones that were not achieved by December 31, 2012, while the remaining portion of the awards (42%) were terminated.

Option Exercises and Stock Vested during 2012

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal ended December 31, 2012:

(a)	(b)		(c)		(d)	(e)

	Option Awards				Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Christopher J. Calhoun,	205,000	(1)	$187,477	(2)	—	—
Chief Executive Officer

Marc H. Hedrick,	—		—		—	—
President

Mark E. Saad,	—		—		—	—
Chief Financial Officer

Seijiro N. Shirahama,	—		—		—	—
President – Asia Pacific

Clyde W. Shores,	—		—		—	—
Executive Vice President Marketing & Sales

(1) Represents an exercise of shares through Mr. Calhoun’s 10b5-1 plan, which would have expired if not exercised.

(2) The value realized on exercise is based on the difference between the closing sale price on the date of exercise and the exercise price of each option.

Pension Benefits

We did not have a pension plan nor did we provide pension benefits to our NEOs (or any other employees) during fiscal 2012.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our NEO’s (or any other employees) during fiscal 2012.

Potential Payments Upon Termination or Change In Control

On January 31, 2008, we entered into individual change of control agreements (the “Agreements”) with Mr. Calhoun, Dr. Hedrick, and Mr. Saad (filed as Exhibits 10.52, 10.53, and 10.54 to our Annual Report on Form 10-K, as filed with the SEC on March 14, 2008).  On October 29, 2009 and April 16, 2012, respectively we entered into individual change of control agreements with Mr. Shirahama and on Mr. Shores.  The terms of the Agreements are described in detail in the section above titled, Compensation Discussion & Analysis - Company Acquisition / Post-Termination Compensation.

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Calhoun, our CEO:

	Change in Control(2)	Termination Following Change in Control(3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—		$701,850

Benefits
COBRA Premiums	—		$31,700

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$

TOTAL VALUE	$—		$733,550

The following table describes the potential payments upon termination and/or a change in control of the Company for Dr. Hedrick, our President:

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$406,628

Benefits
COBRA Premiums	—	$21,200

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$427,828

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Saad, our CFO:

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$389,917

Benefits
COBRA Premiums	—	$21,200

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$411,117

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Shirahama, our President – Asia Pacific.

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$454,432

Benefits
COBRA Premiums	—	$21,200

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$475,632

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Shores, our Executive Vice President – Marketing and Sales.

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$329,469

Benefits
COBRA Premiums	—	$21,200

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$350,669

(1)	Assumes a triggering event occurred on December 31, 2012.

(2)	Based on the occurrence of a change in control of the Company, provided that the executive is at that time still in the service of the Company.

(3)
Based on the occurrence of either actual or constructive termination without good cause in the context of a change in control of the Company as described in detail in the section above titled, Company Acquisition/Post-Termination Compensation.

(4)
Based on the executive’s annual base salary on December 31, 2012, which was $467,900 for Mr. Calhoun; $406,628 for Dr. Hedrick; $389,917 for Mr. Saad, $454,432 (as recorded by the Company in 2012) for Mr. Shirahama and $329,469 for Mr. Shores.

(5)
Based on the difference between the aggregate exercise price of all accelerated in-the-money stock options and the aggregate market value of the underlying shares, calculated based on the per-share closing market price of our common stock on December 31, 2012, $2.80.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management.  Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Respectfully submitted,

Compensation Committee of the Board of Directors
David M. Rickey, Chair
Paul W. Hawran
Richard J. Hawkins

April 25, 2013

Director Compensation

Generally, our Board believes that the level of director compensation should be based on time spent carrying out Board and committee responsibilities and be competitive with comparable companies. In addition, the Board believes that a significant portion of director compensation should align director interests with the long-term interests of shareholders. The Board makes changes in its director compensation practices upon the recommendation of the Compensation and Governance & Nominating Committees, and following discussion and approval by the Board.

The following table summarizes director compensation during fiscal year 2012

(a)	(b)	(c)	(d)	(e)

Director Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	Option Awards(4)(5) ($)	Total ($)

Lloyd H. Dean,	$69,000	$22,000	$20,233	$111,233
Chairman
Richard J. Hawkins	$59,500	$22,000	$20,233	$101,733
Paul W. Hawran	$72,000	$22,000	$20,233	$114,233
Ronald D. Henriksen(6)	$56,000	$22,000	$20,233	$98,233
E. Carmack Holmes, MD	$41,000	$22,000	$20,233	$83,233
David M. Rickey	$65,000	$22,000	$20,233	$107,233
Tommy Thompson	$40,000	$22,000	$20,233	$82,233

(1)
Mr. Calhoun and Dr. Hedrick are not included in this table as they are employees of the Company and receive no extra compensation for their services as a Director. The compensation received by Mr. Calhoun and Dr. Hedrick as employees of the Company is shown in the 2012 Summary Compensation Table and the three equity-related tables above.

(2)
In fiscal year 2012, each non-employee director’s compensation included a $6,250 quarterly retainer, a fee of $2,000 per quarterly meeting attended, and a fee of $2,000 per special meeting attended in person.  Attendance of telephonic meetings was compensated at $1,000 per meeting.  Compensation Committee, Governance and Nominating Committee and Audit Committee members received $1,000 per meeting attended.  Special Pricing Committee members were exempt from receiving committee fees.  The Chairman of the Board received an additional annual stipend of $25,000, the Chairman of the Audit Committee received an additional annual stipend of $15,000, and the Chairmen of the Compensation Committee and the Governance and Nominating Committee each received an additional annual stipend of $10,000 and $7,500, respectively.

(3)	Each non-employee director was granted 10,000 shares of restricted stock, effective on January 1, 2012 with shares cliff vesting on December 31, 2012.

(4)
Column (d) represents the grant date fair value of the option awards, computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the 2012 grants, refer to note 14 of the financial statements in our Annual Report on Form 10-K, as filed with the SEC on March 15, 2013.

(5)
As of December 31, 2012, the following directors held options to purchase the respective number of shares of our common stock: Richard J. Hawkins 120,000; Paul W. Hawran 195,000; Ronald D. Henriksen 271,250; E. Carmack Holmes 245,000; David M. Rickey 170,000, Lloyd H. Dean 41,000, and Tommy Thompson 36,000.

(6)	Mr Henriksen retired from the Board of Directors effective as of December 31, 2012.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Base Awards Table

The stock options granted to the non-employee directors during 2012 have an exercise price of $2.20.  The exercise prices of these grants were equal to the closing sale price of the Company’s common stock on NASDAQ on the date of grant.   The option awards have a contractual term of 10 years and vest in equal monthly installments over a period of two years, subject to the director’s continued service to the Company. To align Board compensation with that of our peer group companies, each of our non-employee directors was also granted 10,000 shares of restricted stock, effective on January 1, 2012 with shares cliff vesting on December 31, 2012.

Equity Compensation Paid to Directors for Fiscal Year 2012

(a)	(b)	(c)	(d)		(e)	(f)		(g)

Director Name	Grant Date	Option Awards (#)	Grant Date Fair Value of Option Awards ($)		Stock Awards (#)	Grant Date Fair Value of Stock Awards ($)		Total Value of Equity Awards for 2012 ($)
Lloyd H. Dean,	1/1/2012	15,000	$20,233	(1)	10,000	$22,000	(2)	$42,233
Chairman
Richard J. Hawkins	1/1/2012	15,000	$20,233	(1)	10,000	$22,000	(2)	$42,233
Paul W. Hawran	1/1/2012	15,000	$20,233	(1)	10,000	$22,000	(2)	$42,233
Ronald D. Henriksen	1/1/2011	15,000	$20,233	(1)	10,000	$22,000	(2)	$42,233
E. Carmack Holmes, MD	1/1/2012	15,000	$20,233	(1)	10,000	$22,000	(2)	$42,233
David M. Rickey	1/1/2011	15,000	$20,233	(1)	10,000	$22,000	(2)	$42,233
Tommy Thompson	1/1/2012	15,000	$20,233	(1)	10,000	$22,000	(2)	$42,233

(1)	The grant date fair value of the option award granted to Directors other was $1.35 per share.

(2)	The grant date fair value of the restricted stock awarded to Directors was $2.20 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In 2012, the Compensation Committee consisted of Messrs. Rickey (Chairman), Hawkins, Henriksen and Hawran, each of whom was an independent director and none of whom is a current or former employee of the Company. During 2012, none of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the heading “Equity Compensation Plan Information” of Item 12 of Part III of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 15, 2013, which is being amended hereby, is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of our Common Stock as of March 31, 2013 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of our Common Stock, (b) each director and nominee for director, (c) our Chief Executive Officer, President, Chief Financial Officer and each other executive officer named in the compensation tables appearing in Item 11 and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information.  A total of 67,173,050 shares of our common stock were issued and outstanding as of March 31, 2013.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Subject to Options/Warrants Exercisable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership

Olympus Corporation	4,013,043	787,037	4,800,080	7.1%
Shinjuku Monolith, 3-1 Nishi-
Shinjuku 2-Chome, Shinjuku-ku,
Tokyo 163-0914, Japan
BlackRock, Inc.(5)	3,801,494		3,801,494	5.7%
40 East 52nd Street
New York, NY 10022
Christopher J. Calhoun	154,975	795,727	950,702	1.4%
Marc H. Hedrick, MD	500,338	586,977	1,087,315	1.6%
Mark E. Saad	119,000	642,811	761,811	1.1%
Seijiro N. Shirahama	30,200	446,039	476,239	*
Clyde W. Shores	20,000	63,958	83,958	*
David M. Rickey	311,569	141,017	452,586	*
Ronald D. Henriksen	70,092	38,500	108,592	*
E. Carmack Holmes, MD	37,401	241,017	278,418	*
Paul W. Hawran	81,610	191,017	272,627	*
Richard J. Hawkins	20,085	116,017	136,102	*
Lloyd H. Dean	71,000	37,017	108,017	*
Tommy Thompson	3,050	63,017	66,067	*
All executive officers and directors as a group (12)	1,419,320	3,363,114	4,782,434	6.8%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2013.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Cytori Therapeutics, Inc., 3020 Callan Road, San Diego, CA 92121.

(2)	Unless otherwise indicated, represents shares of outstanding common stock owned by the named parties as of March 31, 2013.

(3)
Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days of March 31, 2013 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

(4)
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

(5)
Information reported is based on a Schedule 13G/A as filed with the Securities and Exchange Commission on February 08, 2013. According to the Schedule 13G/A, BlackRock, Inc. has (i) sole power to vote or to direct the vote of 3,801,494 shares; and (ii) sole power to dispose or to direct the disposition of 3,801,494 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2012, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation arrangements described herein and as otherwise set forth below.

Related Person Transactions

During the year ended December 31, 2012, we incurred approximately $232,000 in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture.  Additionally, in February 2012, we purchased second generation Celution® Systems and consumable sets from the Olympus-Cytori, Inc. joint venture, at a formula-based transfer price aggregating to $1,048,000.  As of December 31, 2012, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.

Procedures for Approval of Related Person Transactions

The Governance and Nominating Committee of the Board of Directors is responsible for reviewing and approving most material transactions with related persons.  However, in certain cases, transactions have been approved by the full Board of Directors, the Audit Committee, or some other committee consisting of all independent directors, as the case may be.  In general, transactions with holders of our securities covered by Item 403(a) of Regulation S-K will be reviewed and approved by our full Board of Directors, so long as none of our directors or executive officers or their family members have a material interest in such transaction.  Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members.  This obligation is set forth in writing in our Governance and Nominating Committee Charter. A copy of the Governance and Nominating Committee Charter is available at www.cytori.com under Investor Relations – Corporate Governance.

To identify related person transactions, each year we submit and require our directors and officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest.  We review related person transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual's private interest interferes, or appears to interfere, in any way with the interests of the Company. Our Code of Business Conduct and Ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our Compliance Officer or the Chairman of the Audit Committee.

We expect our directors, officers and employees to act and make decisions that are in the Company’s best interests and encourage them to avoid situations which present an actual or perceived conflict between our interests and their own personal interests.   Exceptions are only permitted in the reasonable discretion of the Board of Directors or the Corporate Governance and Nominating Committee, consistent with the best interests of the Company.  In addition, we are strictly prohibited from extending personal loans to, or guaranteeing the personal obligations of, any director or officer.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The Audit Committee has appointed KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.  The Audit Committee reviews and must pre-approve all audit and non-audit services performed by KPMG LLP as well as the fees charged by KPMG LLP for such services.  No fees were approved under the Regulation S-X Rule 2.01(c)(7)(i)(C) exception to the pre-approval requirement.  In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the accounting firm’s independence.

The following table shows the aggregate fees paid or accrued by the Company for the audit and other services provided by KPMG LLP for fiscal years ended December 31, 2012 and 2011.

	2012	2011
Audit fees (1)	$547,568	$530,734
Audit related fees (2)	$88,800	40,000
Tax Fees (3)	71,524	191,204
All other fees (4)	—	—
Total	$707,892	$761,938

(1)
Audit fees consist of fees for professional services performed by KPMG LLP for the integrated audit of our annual financial statements (and internal control over financial reporting) included in our Form 10-K filing and review of financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit related fees consist of fees for assurance and related services, such as comfort letters, performed by KPMG LLP that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services performed by KPMG LLP with respect to tax compliance, tax advice, tax consulting and tax planning.
(4)	All other fees consist of fees for other permissible work performed by KPMG LLP that does not meet with the above category descriptions. No such fees were incurred in 2012 or 2011.

    Pre-Approval Policies and Procedures

The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, KPMG LLP. The audit committee generally pre-approves specified services in the defined categories of audit services, audit-related services, tax services and all other fees up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. All of the independent audit fees were pre-approved by the audit committee and no services were performed other than by KPMG LLP. The chairman of the audit committee has been delegated the authority to grant pre-approval under the pre-approval policy. Any approval by the chairman under this authority is reported to the audit committee at its next regular meeting.

The audit committee has determined that the rendering of the services other than audit services by KPMG LLP is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as a part of this Amendment.

1. Financial statements.

The following documents were previously filed as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 15, 2013, which is being amended hereby.

●	Consolidated Balance Sheets as of December 31, 2012 and 2011.

●	Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended December 31, 2012, 2011 and 2010.

●	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010.

●	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010.

●	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules.

All schedules have been omitted because the information is not required or not in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto previously filed as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 15, 2013, which is being amended hereby.

3. Exhibit Listing.

The Exhibit Index, which follows the signature page to this Amendment and is hereby incorporated by reference, sets forth a list of those exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

By:	/s/ Christopher J. Calhoun
Christopher J. Calhoun
Chief Executive Officer
April 30, 2013

(a)(3)           Exhibits

CYTORI THERAPEUTICS, INC.
EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Exhibit Title	Filed with this form 10-K/A	Form	File No.	Date Filed
1.1	Underwriting Agreement, dated October 8, 2010, between Cytori Therapeutics,		8-K	001-34375	10/08/2010
	Inc. and Jefferies & Company.			Exhibit 1.1

1.2	Underwriting Agreement, dated December 14, 2012, between Cytori Therapeutics, Inc.		8-K	001-34375	12/14/2012
	and Lazard Capital Markets LLC			Exhibit 1.1

2.5	Asset Purchase Agreement dated May 30, 2007, by and between Cytori Therapeutics,		10-Q	000-32501	08/14/2007
	Inc. and MacroPore Acquisition Sub, Inc.			Exhibit 2.5

3.1	Amended and Restated Certificate of Incorporation.		10-Q	000-32501	08/13/2002
Exhibit 3.1

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501	08/14/2003
Exhibit 3.2

3.3	Certificate of Ownership and Merger.		10-Q	000-32501	11/14/2005
Exhibit 3.1.1

4.1	Rights Agreement, dated as of May 19, 2003, between Cytori Therapeutics, Inc. and		8-A	000-32501	05/30/2003
	Computershare Trust Company, Inc. as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Designation, Preferences and Rights of Series RP Preferred Stock of Cytori Therapeutics, Inc.; as Exhibit B thereto, the Form of Right Certificate; and, as Exhibit C thereto, the Summary of Rights to Purchase Series RP Preferred Stock.			Exhibit 4.1

4.1.1	Amendment No. 1 to Rights Agreement dated as of May 12, 2005, between Cytori		8-K	000-32501	05/18/2005
	Therapeutics, Inc. and Computershare Trust Company, Inc. as Rights Agent.			Exhibit 4.1.1

4.1.2	Amendment No. 2 to Rights Agreement, dated as of August 28, 2007, between us and		8-K	000-32501	09/04/2007
	Computershare Trust Company, N.A. (as successor to Computershare Trust Company, Inc.), as Rights Agent.			Exhibit 4.1.1

4.2	Form of Warrant.		8-K	000-32501	03/10/2009
Exhibit 4.2

4.3	Form of Warrant to be dated February 28, 2007.		8-K	000-32501	02/26/2007
Exhibit 10.4

4.4	Form of Warrant to Purchase Common Stock issued on August 11, 2008 pursuant to		8-K	000-32501	08/08/2008
	the Securities Purchase Agreement, dated August 7, 2008, by and among the Company and the Purchasers identified on the signature pages thereto.			Exhibit 10.34

4.5	Registration Rights Agreement, dated August 7, 2008, by and among the Company		8-K	000-32501	08/08/2008
	and the Purchasers identified on the signature pages thereto.			Exhibit 10.35

4.6	Warrant to Purchase Common Stock issued by the Company on October 14, 2008 in		10-K	000-32501	03/06/2009
	favor of GE Capital Equity Investments, Inc., pursuant to the Loan and Security Agreement dated October 14, 2008.			Exhibit 10.61

4.7	Warrant to Purchase Common Stock issued by the Company on October 14, 2008 in		10-K	000-32501	03/06/2009
	favor of Silicon Valley Bank, pursuant to the Loan and Security Agreement dated October 14, 2008.			Exhibit 10.62

4.8	Form of Warrant to Purchase Common Stock to be issued on or about May 11, 2009.		8-K	000-32501	05/08/2009
Exhibit 10.64

4.9	Registration Rights Agreement, dated May 7, 2009, by and among Cytori		8-K	000-32501	05/08/2009
	Therapeutics, Inc. and the Purchasers identified on the signature pages thereto.			Exhibit 10.65

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

			8-K	001-34375 Exhibit 10.90	10/03/2012

14.1	Code of Ethics.		10-K	000-32501 Exhibit 14.1	03/30/2004

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm		10-K	001-34375 Exhibit 23.1	03/15/2013

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1††	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002		10-K	001-34375 Exhibit 23.1	03/15/2013

101*††	XBRL Instance Document		10-K	001-34375 Exhibit 101	03/15/2013

*	XBRL Presentation Linkbase Document	X

+      Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

#      Indicates management contract or compensatory plan or arrangement.
††     Indicates documents previously furnished with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the SEC on March 15, 2013, which is being amended hereby.