Form 10-Q
period 2013-03-31
CYTORI THERAPEUTICS, INC.
filed 2013-05-10
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes   ☐    No  ☒

As of April 30, 2013, there were 67,183,050 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$16,404,000	$25,717,000
Accounts receivable, net of reserves of $374,000 and of $278,000 in 2013 and 2012, respectively	2,961,000	3,926,000
Inventories, net	3,646,000	3,175,000
Other current assets	1,189,000	1,161,000

Total current assets	24,200,000	33,979,000

Property and equipment, net	2,049,000	2,174,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	37,000	85,000
Other assets	2,808,000	2,740,000
Goodwill	3,922,000	3,922,000

Total assets	$33,366,000	$43,250,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,000,000	$7,411,000
Current portion of long-term obligations, net of discount	9,800,000	9,784,000
Current portion of termination fee obligation	800,000	—
Warrant liability	84,000	418,000

Total current liabilities	16,684,000	17,613,000

Deferred revenues, related party	—	638,000
Deferred revenues	232,000	2,635,000
Option liability	2,500,000	2,250,000
Long-term deferred rent and other	988,000	756,000
Long-term obligations, net of discount, less current portion	10,594,000	12,903,000

Total liabilities	30,998,000	36,795,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2013 and 2012	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 67,173,050 and 65,914,050 shares issued and outstanding in 2013 and 2012, respectively	67,000	66,000
Additional paid-in capital	284,806,000	281,117,000
Accumulated other comprehensive loss	(110,000)	—
Accumulated deficit	(282,395,000)	(274,728,000)

Total stockholders’ equity	2,368,000	6,455,000

Total liabilities and stockholders’ equity	$33,366,000	$43,250,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

Product revenues	$1,392,000	$1,481,000

Cost of product revenues	756,000	853,000

Gross profit	636,000	628,000

Development revenues:
Development, related party	638,000	—
Development revenue	1,179,000	—
Government contracts and other	549,000	3,000
	2,366,000	3,000
Operating expenses:
Research and development	3,720,000	2,836,000
Sales and marketing	2,257,000	2,376,000
General and administrative	3,846,000	3,924,000
Change in fair value of warrant liability	(334,000)	130,000
Change in fair value of option liability	250,000	(270,000)

Total operating expenses	9,739,000	8,996,000

Operating loss	(6,737,000)	(8,365,000)

Other income (expense):
Interest income	—	2,000
Interest expense	(709,000)	(865,000)
Other expense, net	(173,000)	(47,000)
Equity loss from investment in joint venture	(48,000)	(50,000)

Total other expense	(930,000)	(960,000)

Net loss	(7,667,000)	(9,325,000)

Other comprehensive loss – foreign currency translation adjustments	(110,000)	—

Comprehensive loss	$(7,777,000)	$(9,325,000)

Basic and diluted net loss per common share	$(0.11)	$(0.16)

Basic and diluted weighted average common shares	66,990,950	57,484,990

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,667,000)	$(9,325,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,000	220,000
Amortization of deferred financing costs and debt discount	192,000	237,000
Increase (decrease) in allowance for doubtful accounts	87,000	(24,000)
Change in fair value of warrant liability	(334,000)	130,000
Change in fair value of option liability	250,000	(270,000)
Stock-based compensation	873,000	942,000
Equity loss from investment in joint venture	48,000	50,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	868,000	859,000
Inventories	(477,000)	(56,000)
Other current assets	(28,000)	(298,000)
Other assets	(974,000)	(22,000)
Accounts payable and accrued expenses	(523,000)	(83,000)
Deferred revenues, related party	(638,000)	—
Deferred revenues	(1,203,000)	(68,000)
Long-term deferred rent	32,000	(6,000)

Net cash used in operating activities	(9,294,000)	(7,714,000)

Cash flows from investing activities:
Purchases of property and equipment	(81,000)	(25,000)
License agreement termination fee	(200,000)	—

Net cash used in investing activities	(281,000)	(25,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(2,485,000)	(71,000)
Proceeds from exercise of employee stock options and warrants	—	947,000
Proceeds from sale of common stock	3,001,000	4,396,000
Costs from sale of common stock	(184,000)	(56,000)

Net cash provided by financing activities	332,000	5,216,000

Effect of exchange rate changes on cash and cash equivalents	(70,000)	—

Net decrease in cash and cash equivalents	(9,313,000)	(2,523,000)

Cash and cash equivalents at beginning of period	25,717,000	36,922,000

Cash and cash equivalents at end of period	$16,404,000	$34,399,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$520,000	$625,000

Supplemental schedule of non-cash operating, investing and financing activities:
Capital equipment lease	$—	$—
Net increase in purchases of property and equipment included in accounts payable	—	795,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2013
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at March 31, 2013 has been derived from the audited financial statements at December 31, 2012, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2012.

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

We incurred net losses of $7,667,000 and $9,325,000 for the three months ended March 31, 2013 and 2012, respectively.  We have an accumulated deficit of $282,395,000 as of March 31, 2013.  Additionally, we have used net cash of $9,294,000 and $7,714,000 to fund our operating activities for the three months ended March 31, 2013 and 2012, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2012 and 2013, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  We believe we have sufficient cash to fund operations through June 30, 2013, which includes minimum liquidity requirements of the Amended and Restated Loan and Security Agreement, that requires us to make principal payments of $825,000 per month along with accrued interest and maintain at least three months of cash on hand.  We are in discussions with our lender group to extend the term of the loan and defer principal payments to coincide with anticipated product sales, government contract payments, and other potential cash milestones. At June 30, 2013, absent additional funding or debt restructuring, our cash balance will be less than the minimum liquidity amount required by the lender in the Amended and Restated Loan and Security Agreement.  In order to fund operations and our continued commercialization efforts through the next twelve months, we are pursuing additional funding through either strategic corporate partnerships, debt restructuring or future issuances of equity or debt securities in addition to our gross profits. We have an established history of raising capital through all these platforms, and are currently involved in negotiations with multiple parties.  In the absence of sufficient positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

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

Index

4.	Recent Accounting Pronouncements

In February 2013, the FASB issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (“OCI”). Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required in the notes to the consolidated financial statements. We adopted this revised guidance in the first quarter of 2013, and have reflected the new disclosures in our unaudited consolidated condensed statements of operations and comprehensive loss. The adoption of this guidance did not affect our financial position or results of operations.

5.	Warrant Liability

Warrants with exercise price reset features (down-round protection) are accounted for as liabilities, with changes in fair value included in net loss.  The fair value of the liability associated with the warrants with this reset feature decreased to $84,000 as of March 31, 2013 and $334,000 in gains from the change in fair value of warrants were recorded for the three months ended March 31, 2013, whereas we recorded $130,000 in losses for the three months ended March 31, 2012.

All future changes in the fair value of the warrants are recognized currently in earnings until such time as the warrants are exercised or expire in August 2013. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using an option pricing model with the following assumptions:

	As of March 31, 2013	As of December 31, 2012
Expected term	0.37 years	0.61 years
Common stock market price	$2.51	$2.80
Risk-free interest rate	0.09%	0.11%
Expected volatility	53.28%	73.88%
Resulting fair value (per warrant)	$0.04	$0.20

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

Index

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

Index

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

Concentration of Significant Customers

For the three months ended March 31, 2013, one distributor comprised 42% of our revenue recognized for the quarter.  Two direct customers, two distributors and a government agency accounted for 62% of total outstanding accounts receivable as of March 31, 2013.

For the three months ended March 31, 2012, two direct customers comprised 31% of our revenue recognized for the quarter.  Two direct customers accounted for 29% of total outstanding accounts receivable as of March 31, 2012.

Product revenues, classified by geographic location, are as follows:

	Three months ended

	March 31, 2013		March 31, 2012
	Product Revenues	% of Total	Product Revenues	% of Total

North America	$295,000	21%	$214,000	14%
Japan	699,000	50%	549,000	37%
Europe	333,000	24%	352,000	24%
Other countries	65,000	5%	366,000	25%
Total product revenues	$1,392,000	100%	$1,481,000	100%

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services are not separable and as a result the recognition of this deferred amount as revenue requires achievement of service related milestones, under a proportional performance methodology.  If and as such revenues are recognized, deferred revenue will be decreased.  Proportional performance methodology was elected due to the nature of our development obligations and efforts in support of the Joint Venture (“JV”), including product development activities and regulatory efforts to support the commercialization of the JV products. The application of this methodology uses the achievement of R&D milestones as outputs of value to the JV.  We received up-front, non-refundable payments in connection with these development obligations, which we have broken down into specific R&D milestones that are definable and substantive in nature, and which will result in value to the JV when achieved.  As our research and development efforts progress, we periodically evaluate,  and modify if necessary, the milestone points in our proportional performance model to ensure that revenue recognition accurately reflects our best estimate of substantive value deliverable to the JV.  Revenue will be recognized as the above mentioned R&D milestones are completed. Of the amounts received and deferred, we recognized the last remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway.  There was no development revenue recognized during the three months ended March 31, 2012.  All related development costs are expensed as incurred and are included in research and development expense on our statements of operations.  To date under the contract, of the $28,311,000 originally deferred, all deferred amounts have been recognized as of March 31, 2013.

Index

Refer to Note 14 for discussion about arrangement with Senko.

8.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	March 31,	December 31,
	2013	2012

Raw materials	$1,613,000	$1,384,000
Work in process	657,000	404,000
Finished goods	1,376,000	1,387,000
	$3,646,000	$3,175,000

9.	Share-Based Compensation

Stock Options

During the first quarter of 2013, we issued to our directors and executive officers options to purchase an aggregate of 1,897,000 shares of our common stock, with four-year vesting for our officers and two-year vesting for our directors. The grant date fair value of the awards granted to our officers was $1.80 per share for options with an exercise price of $2.74 (which was the fair market value of our common stock on the date of grant) and $1.49 per share for options with an exercise price of $5.00, respectively.  The grant date fair value of the awards granted to our directors was $1.84 per share. The resulting share-based compensation expense of $3,235,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

During the first quarter of 2013, we issued a grant to our non-executive employees options to purchase an aggregate of 552,350 shares of our common stock, with four-year vesting. The grant date fair values of the awards $1.92 per share and $1.64 per share, respectively, due to the awards being granted on two different dates. The resulting share-based compensation expense of $974,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

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

Performance-Based Restricted Stock Awards

In January 2012, we granted 276,375 performance-based restricted stock awards under the 2004 Equity Incentive Plan.  The awards provide certain employees until December 31, 2012 to achieve certain performance goals established by the Compensation Committee. In January 2013, the Compensation Committee modified the awards to allow a portion of the awards to continue vesting based on partial achievement of the performance goals.

As a result of this modification, 86,229 shares with fair value of $2.74 per share will continue vesting under the modified terms of the grant that would have been cancelled under the original terms.  Since we have not recognized any expense relating to these shares through December 31, 2012, additional compensation expense $236,000 resulting from this modification will be recognized from the modification date through the vesting date of January 2014.  We recognized $70,000 of compensation expense related to performance-based awards during the three months ended March 31, 2013.

Index

The following table summarizes activity with respect to the performance based restricted stock awards during the three months ended March 31, 2013:

	Restricted Stock Awards	Weighted Average Fair Value
Outstanding at January 1, 2013	261,300	$3.44
Granted	0
Vested	0
Cancelled/forfeited	(109,746)	$3.44
Outstanding at March 31, 2013	151,554	$3.04
Vested at March 31, 2013	0

10	Loss per Share

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2013 and 2012, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 18,979,740 and 18,544,087 for the three months ended March 31, 2013 and 2012, respectively.

11.	Other Comprehensive Loss

During the first quarter of 2013, we determined that the functional currency of our Japanese subsidiary changed from the US Dollar to the Japanese Yen due to significant changes in economic facts and circumstances of our Japan subsidiary.  As a result of this change, a portion of the foreign exchange gain or loss will be classified as foreign currency translation adjustments within other comprehensive income or loss. Our comprehensive loss includes net loss and foreign currency translation adjustments. See the unaudited consolidated condensed statements of operations and comprehensive loss for the effect of the comprehensive loss to our net loss.

The components of accumulated other comprehensive loss are as follows:

	Foreign currency	Accumulated other
	translation adjustments	comprehensive loss

Beginning balance, January 1, 2013	$—	$—
Net current period other comprehensive loss	(110,000)	(110,000)
Ending balance, March 31, 2013	$(110,000)	$(110,000)

12.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of March 31, 2013, we have pre-clinical research study obligations of $23,000 (all of which are expected to be complete within a year) and clinical research study obligations of $11,700,000 ($3,150,000 of which are expected to be complete within a year).  Should the timing of the pre-clinical and clinical trials change, the timing of the payment of these obligations would also change.

Index

During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of March 31, 2013, we have minimum purchase obligations of $850,000 (all of which are expected to be paid within a year).

We have entered into several lease agreements for our headquarters office location as well as international office locations and corporate housing for our employees on international assignments. As of March 31, 2013, we have remaining lease obligations of $9,075,000 ($2,177,000 of which are expected to be completed within a year).

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

Refer to note 14 for a discussion of our commitments and contingencies related to our arrangements with Senko.

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

As of March 31, 2013, Olympus holds approximately 5.97% of our issued and outstanding shares.  Additionally, Olympus has a right, which it has not yet exercised, to designate a director to serve on our Board of Directors.

Formation of the Olympus-Cytori Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture is owned equally by Olympus and us.  We have determined that the Joint Venture is a variable interest entity or VIE, but that Cytori is not the VIE’s primary beneficiary.  Accordingly, we have accounted for our interests in the Joint Venture using the equity method of accounting, since we can exert significant influence over the Joint Venture’s operations.  At March 31, 2013, the carrying value of our investment in the Joint Venture is $37,000.  We are under no obligation to provide additional funding to the Joint Venture, but may choose to do so.  We made no cash contributions to the Joint Venture during the three months ended March 31, 2013 and 2012.

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

At March 31, 2013 and December 31, 2012, the estimated fair value of the Put was $2,500,000 and $2,250,000, respectively.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities. The estimated fair value of the Put has been recorded as a long-term liability in the caption option liability in our consolidated condensed balance sheets.

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

Index

The following assumptions were employed in estimating the value of the Put:

	March 31, 2013	December 31, 2012

Expected volatility of Cytori	78.80%	79.40%
Expected volatility of the Joint Venture	78.80%	79.40%
Bankruptcy recovery rate for Cytori	28.00%	28.00%

Bankruptcy threshold for Cytori	$15,995,000	$12,622,000
Probability of a change of control event for Cytori	1.44%	1.54%
Expected correlation between fair values of Cytori and the Joint Venture in the future	46.00%	46.00%
Risk free interest rate	1.87%	1.78%

The Put has no expiration date.  Accordingly, we will continue to recognize a liability for the Put and mark it to market each quarter until it is exercised or until the arrangements with Olympus are amended.  See Note 18, Subsequent Events, for information regarding the termination of our Joint Venture relationship with Olympus.

14.	Thin Film Japan Distribution Agreement

In 2004, the Company entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan and are responsible for the completion of the initial regulatory application to the MHLW and commercialization of the Thin Film product line in Japan.  The Distribution Agreement with Senko commences upon “commercialization.”  Essentially, commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  At the inception of this arrangement, we received a $1,500,000 license fee which was recorded as deferred revenues in 2004.  Half of the license fee was refundable if the parties agree commercialization is not achievable and a proportional amount was refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-commercialization.  We have also received $1,250,000 in milestone payments from Senko.

In February 2013, we entered into a mutual termination and release agreement with Senko, whereby the Distribution Agreement and all Senko rights, licenses and privileges granted under the Distribution Agreement terminated and reverted to the Company.  As a result of this Termination Agreement, we are obligated to pay Senko $1,200,000 in six quarterly installment payments of $200,000 each through May 2014.  At the time of the Termination Agreement, we had a balance of $2,379,000 in deferred revenues on our balance sheet relating to the payments received from Senko in the past pursuant to the Distribution Agreement.  During the three months ended March 31, 2013, we made our first installment payment of $200,000, accrued $1,000,000 of the termination fee, and recognized the remaining $1,179,000 in development revenues which reflects the Company’s efforts towards commercialization under the agreement.

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

•    Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

Index

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	March 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,645,000	$8,645,000	$—	$—

Liabilities:
Put option liability	$(2,500,000)	$—	$—	$(2,500,000)
Warrant liability	$(84,000)	$—	$—	$(84,000)

	Balance as of	Basis of Fair Value Measurements
	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,145,000	$6,145,000	$—	$—

Liabilities:
Put option liability	$(2,250,000)	$—	$—	$(2,250,000)
Warrant liability	$(418,000)	$—	$—	$(418,000)

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds that are classified in Level 1 of the fair value hierarchy.

We value our put liability using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation) (see note 13). Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

Three months ended
Put option liability	March 31, 2013

Beginning balance	$(2,250,000)
Increase in fair value recognized in operating expenses	(250,000)
Ending balance	$(2,500,000)

Three months ended
Put option liability	March 31, 2012

Beginning balance	$(1,910,000)
Decrease in fair value recognized in operating expenses	270,000
Ending balance	$(1,640,000)

Common stock purchase warrants issued in connection with our August 2008 private equity placement do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the option pricing model (see note 5).  Some of the significant inputs are observable in active markets, such as common stock market price, volatility, and risk free rate.  The fair value of these warrants also incorporate our assumptions about future equity issuances and their impact to the down-round protection feature. Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 warrant liability value:

Three months ended
Warrant liability	March 31, 2013

Beginning balance	$(418,000)
Decrease in fair value recognized in operating expenses	334,000
Ending balance	$(84,000)

Index

Three months ended
Warrant liability	March 31, 2012

Beginning balance	$(627,000)
Increase in fair value recognized in operating expenses	(130,000)
Ending balance	$(757,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of March 31, 2013.

16.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2013 and December 31, 2012, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At March 31, 2013 and December 31, 2012, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	March 31, 2013		December 31, 2012

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$20,155,000	$20,324,000	$22,425,000	$22,608,000

Carrying value is net of debt discount of $726,000 and $917,000 as of March 31, 2013 and December 31, 2012, respectively.

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

17.	Stockholders’ Equity

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

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, our closings with Seaside 88, LP, our October 2010 offering of 4,600,000 shares of our common stock, our December 2010 sale of 1,428,571 shares of our common stock, our December 2012 offering of 7,020,000 shares of our common stock and our January 2013 sale of 1,053,000 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of March 31, 2013, the common stock warrants issued on August 11, 2008 are currently exercisable for 2,145,082 shares of our common stock at an exercise price of $5.40 per share.

Other Related Party Transactions

During the year ended December 31, 2012, Green Hospital, Inc.’s beneficial ownership decreased to be less than five percent of our outstanding shares of common stock.

During the three months ended March 31, 2013 and 2012, we incurred approximately $45,000 and $27,000, respectively, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. Joint Venture.  Additionally, in February 2012, we purchased second generation Celution® Systems and consumable sets from the Olympus-Cytori, Inc. Joint Venture, at a formula-based transfer price aggregating to $1,048,000.  As of March 31, 2013 and December 31, 2012, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.

18.	Subsequent Events

On May 8, 2013, Cytori and Olympus agreed to terminate the Olympus-Cytori Joint Venture (Termination Agreement).  The JV was formed in 2005 to facilitate the development and commercialization of the next generation Celution® Systems.  The Termination Agreement provides for Olympus to sell its interest in the JV along with certain assets and technology patent rights to Cytori in return for payment under one of several payment options (to be selected by Cytori) as defined in the Termination Agreement.  The payment options call for a minimum of $4,500,000 up to a maximum of $16,000,000 to be paid by Cytori in installments over periods ranging from one year to six years.  Installment payments will be calculated quarterly based on 5% of Cytori’s gross sales receipts for all products sold.  An additional provision sets forth that if Cytori receives a cumulative total of at least $35,000,000 in cash through strategic or financing arrangements during the first year of the Termination Agreement, Cytori will pay $4,500,000 upon request of Olympus as full and complete consideration under the Agreement.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Overview

We are a cell therapy company dedicated primarily to the development of novel treatments for cardiovascular disease and soft tissue injuries and burns. We have a global product development strategy with a focus on the U.S. cardiovascular disease market. In the U.S. our goal is to bring the Cytori cell therapy to market for treatment of refractory heart failure through Cytori-sponsored clinical development efforts and to develop a treatment for thermal burns combined with radiation injury under a contract from BARDA, a division of the U.S. Department of Health and Human Services.

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

Index

While we continue focused development of cardiovascular disease market, we have continued efforts to develop new therapeutic applications for Cytori’s cell therapy, and we are currently commercializing the Celution® System under select medical device clearances in Europe, Japan, and other regions. The early sales of systems, consumables and ancillary products contributes margins that partially offset our operating expenses and play an important strategic role in fostering familiarity within the medical community with our technology.  These sales have also facilitated the discovery of new applications for Cytori’s cell therapy by customers conducting investigator-initiated and funded research.

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

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and Puregraft® Systems and StemSource® Cell Banks.

The following table summarizes the components for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

Product revenues - third party	$1,392,000	$1,481,000

Index

We experienced a decrease in product revenue during the three months ended March 31, 2013 as compared to the same periods in 2012, due principally to the product mix comprising revenue for each period and anticipated timing associated with larger system related sales.

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

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

Cost of product revenues	$737,000	$836,000
Share-based compensation	19,000	17,000
Total cost of product revenues	$756,000	$853,000
Total cost of product revenues as % of product revenues	54.3%	57.6%

Cost of product revenues as a percentage of product revenues was 54.3% and 57.6%for the three months ended March 31, 2013 and 2012, respectively. Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocation of overhead.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Development revenues

The following table summarizes the components of our development revenues for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

Development (Olympus)	$638,000	$—
Development (Senko)	1,179,000	—
Government contract (BARDA)	547,000	—
Other	2,000	3,000
Total development revenues	$2,366,000	$3,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach).  Of the amounts received and deferred, we recognized the remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway.  There was no similar development revenue recognized during the three months ended March 31, 2012.

Index

In February 2013, we entered into a mutual termination and release agreement with Senko, whereby the Distribution Agreement  and all Senko rights, licenses and privileges granted under the Distribution Agreement terminated and reverted to the Company.  As a result of this Termination Agreement, we are obligated to pay Senko $1,200,000 in six quarterly installment payments of $200,000 each through May 2014.  At the time of the Termination Agreement, we had a balance of $2,379,000 in deferred revenues on our balance sheet relating to the payments received from Senko in the past pursuant to the Distribution Agreement.  During the three months ended March 31, 2013, we made our first installment payment of $200,000, accrued $1,000,000 of the termination fee, and recognized the remaining $1,179,000 in development revenues which reflects the Company’s efforts towards commercialization under the agreement.

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, could cover clinical development through FDA approval under a device-based PMA regulatory pathway. This is a cost reimbursement contract and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012. To receive funds under this arrangement, we are required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the contract agreement between BARDA and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to develop a new countermeasure for thermal burns, and (iii) file appropriate forms and follow appropriate protocols established by BARDA.  During the three months ended March 31, 2013, we incurred $508,000 in qualified expenditures. We recognized a total of $547,000 in revenues for the three months ended March 31, 2013, which included allowable fees as well as cost reimbursements. There were no comparable revenues and expenditures for the three months ended March 31, 2012.

The future:  We expect to continue recognizing government contract revenue relating to our contract with BARDA as we continue our development work relating to this contract.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

General research and development	$3,578,000	$2,681,000
Share-based compensation	142,000	155,000
Total research and development expenses	$3,720,000	$2,836,000

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

The increase in research and development expenses for the three months ended March 31, 2013 as compared to the same period in 2012 is due to increases in salary and related benefits expense (excluding share-based compensation) of $175,000, an increase in professional services expenses of $104,000, increased research supplies expense of $148,000, and increased clinical study expense of $184,000 associated with our clinical, BARDA related development work and regulatory activities.
.
The future:  We expect research and development expenditures to increase in the remainder of 2013 as we continue enrollment in our US trial ATHENA, limited enrollment in the ADVANCE cardiac trial, continue development work under our BARDA contract, and as we seek additional regulatory clearances and potentially seek to initiate additional trials or patient registries during 2013.

Index

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

Sales and marketing	$2,096,000	$2,180,000
Share-based compensation	161,000	196,000
Total sales and marketing expenses	$2,257,000	$2,376,000

The decrease in sales and marketing expense during the three months ended March 31, 2013 as compared to the same period in 2012 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $67,000 as a result of targeted reductions in staff and external costs made in early 2012.

The future:  We expect sales and marketing expenditures to remain relatively stable in the remainder of 2013.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

General and administrative	$3,295,000	$3,350,000
Share-based compensation	551,000	574,000
Total general and administrative expenses	$3,846,000	$3,924,000

For the three months ended March 31, 2013 as compared to the same period in 2012, general and administrative expenses (excluding share-based compensation) remained relatively stable, with no significant fluctuations noted.

The future:  We expect general and administrative expenses to remain relatively stable through the remainder of 2013.

Share-based compensation expenses

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

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

Cost of product revenues	$19,000	$17,000
Research and development-related	142,000	155,000
Sales and marketing-related	161,000	196,000
General and administrative-related	551,000	574,000
Total share-based compensation expenses	$873,000	$942,000

Index

Most of the share-based compensation expenses for the three months ended March 31, 2013 and 2012 related to the vesting of stock option and restricted stock awards to employees.

See Notes to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of share based compensation.

The future.  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of March 31, 2013 the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $7,495,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.97 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

Change in fair value of warrant liability	$(334,000)	$130,000

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs, such as stock price, volatility, remaining life and others.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our warrant liability.

The future: Future changes in the fair value of the warrant liability will be recognized currently in earnings until such time as the warrants are exercised or expire in August 2013.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

Change in fair value of option liability	$250,000	$(270,000)

Changes in fair value of our put option liability are due to changes in assumptions used in estimating the value of the Put, such as bankruptcy threshold for Cytori, fair value of the Olympus-Cytori, Inc. Joint Venture, volatility and others.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our put option liability.

The future: The Put has no expiration date. Accordingly, we will continue to recognize a liability for the Put until it is exercised or until the arrangements with Olympus are amended.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

Interest income	$—	$2,000
Interest expense	(709,000)	(865,000)
Other income (expense)	(173,000)	(47,000)
Total	$(882,000)	$(910,000)

Index

•
Interest expense decreased for the three months ended March 31, 2013 as compared to the same period in 2012 as we continue to repay our principal balance on the $25.0 million term loan that was amended in September 2011.

•	The changes in other income (expense) during the three months ended March 31, 2013 as compared to the same period in 2012 resulted primarily from changes in foreign currency exchange rates.

The future: Interest income earned in the remainder of 2013 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense in 2013 to decrease as we continue to replay principal balance on the $25.0 million term loan that was amended in September 2011.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,

	2013	2012

Equity loss from investment in joint venture	$(48,000)	$(50,000)

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

The future: We do not expect to recognize significant losses from the activities of the Joint Venture in the foreseeable future. As of March 31, 2013, we were engaged in ongoing discussions with Olympus relating to the future of the Joint Venture relationship, including the potential termination of the Joint Venture.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our Joint Venture Termination Agreement that was executed in May 2013.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2013 and December 31, 2012:

	As of March 31,	As of December 31,
	2013	2012

Cash and cash equivalents	$16,404,000	$25,717,000

Current assets	$24,200,000	$33,979,000
Current liabilities	16,684,000	17,613,000
Working capital	$7,516,000	$16,366,000

We incurred net losses of $7,667,000 and $9,325,000 for the three months ended March 31, 2013 and 2012, respectively.  We have an accumulated deficit of $282,395,000 as of March 31, 2013.  Additionally, we have used net cash of $9,294,000 and $7,714,000 to fund our operating activities for the three months ended March 31, 2013 and 2012, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2012 and 2013, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  We believe we have sufficient cash to fund operations through June 30, 2013, which includes minimum liquidity requirements of the Amended and Restated Loan and Security Agreement, that requires us to make principal payments of $825,000 per month along with accrued interest and maintain at least three months of cash on hand.  We are in discussions with our lender group to extend the term of the loan and defer principal payments to coincide with anticipated product sales, government contract payments, and other potential cash milestones.   At June 30, 2013, absent additional funding or debt restructuring, our cash balance will be less than the minimum liquidity amount required by the lender in the Amended and Restated Loan and Security Agreement.  In order to fund operations and our continued commercialization efforts through the next twelve months, we are pursuing additional funding through either strategic corporate partnerships, debt restructuring or future issuances of equity or debt securities in addition to our gross profits. We have an established history of raising capital through all these platforms, and are currently involved in negotiations with multiple parties.  In the absence of sufficient positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

Index

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

The following summarizes our contractual obligations and other commitments at March 31, 2013, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$21,120,000	$9,923,000	$11,197,000	$—	$—
Interest commitment on long-term obligations	2,084,000	1,544,000	540,000	—	—
Operating lease obligations	9,075,000	2,177,000	3,868,000	3,030,000	—
Minimum purchase requirements	850,000	850,000	—	—	—
License termination fee obligation	1,000,000	800,000	200,000
Pre-clinical research study obligations	23,000	23,000	—	—	—
Clinical research study obligations	11,700,000	3,150,000	5,700,000	2,850,000	—
Total	$45,852,000	$18,467,000	$21,505,000	$5,880,000	$—

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2013 and 2012 is summarized as follows:

	For the three months ended March 31,
	2013	2012

Net cash used in operating activities	$(9,294,000)	$(7,714,000)
Net cash used in investing activities	(281,000)	(25,000)
Net cash provided by financing activities	332,000	5,216,000
Effect of exchange rate changes on cash and cash equivalents	(70,000)	—
Net decrease in cash and cash equivalents	(9,313,000)	(2,523,000)

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $6,737,000 for the three months ended March 31, 2013.  The operating cash impact of this loss was $9,294,000, after adjusting for the recognition of non-cash development revenues of $1,817,000, non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2013 resulted from cash outflows for payment of a license termination fee of $200,000 and for purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2012 resulted from cash outflow for purchases of property and equipment.

Index

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2013 related primarily to a sale of 1,053,000 shares for approximately $3,001,000 in gross proceeds in connection with the underwriter exercising the option to purchase additional shares relating to our December 2012 public offering partially offset by principal payments of $2,485,000 primarily relating to our $25.0 million loan.

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

We believe it is important for you to understand our most critical accounting policies.  These are our policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results. For a summary of significant accounting policies, see Notes  to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 as well as Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of policies and significant estimates related to our warrant and put liabilities, revenue recognition, and stock based compensation.

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of March 31, 2013, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended March 31, 2013, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1 . Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2013, we were not a party to any material legal proceeding.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for a discussion of our loss contingencies.

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

We have marked with an asterisk (*) those risks described below that reflect new risks or substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

We will need to raise more cash in the future

We have almost always had negative cash flows from operations. Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses. During 2012 and 2013, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth. We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations to profitability. We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the future.

In addition, our Amended and Restated Loan and Security Agreement with General Electric Capital Corporation, Silicon Valley Bank and Oxford Finance Corporation requires us to maintain certain minimum cash requirements, including at least three months of cash on hand, to avoid an event of default thereunder, and if our cash reserves fall below those minimum requirements, then we could be in default under the loan agreement and subject to potential adverse remedies by the lenders, which would have a substantial and material adverse effect on our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital. We believe we have enough cash to fund operations through June 30, 2013, which includes minimum liquidity requirements of the Amended and Restated Loan and Security Agreement, that requires us to make principal payments of $825,000 per month along with accrued interest and maintain at least three months of cash on hand to avoid an event of default under the loan agreement. We are in discussions with our lender group to extend the term of the loan and defer principal payments to coincide with anticipated product sales, government contract payments, and other potential cash milestones.  At June 30, 2013, absent additional funding or debt restructuring, our cash balance will be less than the minimum liquidity amount required by the lender in the Amended and Restated Loan and Security Agreement.    In order to continue operations through the next twelve months, we are pursuing additional cash through strategic corporate partnership and future sales of equity, and the restructure of our short-term debt obligations, in addition to our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, the refinancing of our short-term debts, increased results of operations, or from other sources, or on terms acceptable to us. Our inability to obtain sufficient additional funds in the future would, at a minimum, require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could have a substantial negative effect on our results of operations and financial condition.

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

 Olympus-Cytori, Inc. was 50% owned by us and 50% owned by Olympus.  In 2011 Olympus experienced serious internal issues which have led to a significant change in the management structure at Olympus. In 2012 these changes have continued to develop, with a total restructuring of the Olympus board of directors, its management team, and aspects of its operations. In light of these events, we have been engaged in ongoing discussions with Olympus relating to the future of the joint venture relationship for some time and these discussions have resulted in a mutual agreement to terminate the Olympus-Cytori, Inc. Joint Venture.  Both parties are committed to ensure that the termination of the Joint Venture would occur as seamlessly as possible, and in a mutually beneficial manner.  We do not have any reason to believe at this time that the mutually agreed termination of the Joint Venture as contemplated would have any significant negative effects on our business or operations.  Notwithstanding the above, if the termination of our relationship with Olympus were to result in unforeseen changes that significantly disrupt our operations and commercialization efforts (clinical, regulatory and/or commercial sales), then our business would be harmed.

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

Manufacturing issues could substantially increase our costs and limit supply of our products

Although we have significant experience in manufacturing the Celution® System platform and its consumables at a commercial level, there can be no guarantee that we will be able to successfully develop and manufacture future generation Celution® Systems in a manner that is cost-effective or commercially viable, or that development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.

Although we have been manufacturing the Celution® 800 System and the StemSource® 900-based Cell Bank since 2008, we cannot assure that we will be able to manufacture sufficient numbers of such products to meet the demand, or that we will be able to overcome unforeseen manufacturing difficulties for these sophisticated medical devices.

Due to the fact that the Olympus-Cytori Joint Venture has been terminated, Cytori may not have the resources or ability to self-manufacture sufficient numbers of devices and consumables to meet market demand, and this failure may substantially extend the time it would take for us to bring a more advanced commercial device to market.

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

The regulatory process can be lengthy, expensive, and uncertain. Before any new medical device may be introduced to the U.S. market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process or the lengthier pre-market approval application, or PMA, process. It generally takes from three to 12 months from submission to obtain 510(k) pre-market clearance, although it may take longer. Approval of a PMA could take four or more years from the time the process is initiated. The 510(k) and PMA processes can be expensive, uncertain, and lengthy, and there is no guarantee of ultimate clearance or approval. Our Celution® products under development today and in the foreseeable future will be subject to the lengthier PMA process. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

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

Index

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

We must maintain quality assurance certification and manufacturing approvals

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

Index

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

The market price of our common stock may be subject to significant fluctuations. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our operating results or the operating results of our competitors;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	variance in our financial performance from the expectations of securities analysts;

•	changes in the estimates of the future size and growth rate of our markets;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	conditions and trends in the markets we serve;

•	changes in general economic, industry and market conditions;

•	success of competitive products and services;

•	changes in market valuations or earnings of our competitors;

•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;

•	the timing and outcome of regulatory reviews and approvals of our products;

•	the commencement or outcome of litigation involving our company, our general industry or both;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	actual or expected sales of our common stock by the holders of our common stock; and

•	the trading volume of our common stock.

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

As of March 31, 2013, we had 67,173,050 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline. In addition, our 2004 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under the plan, which may, among other things, result in dilution of the price of our common stock. We may also sell additional common stock in subsequent public offerings, which may adversely affect the market price of our common stock.

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

Index

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

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable. These provisions could also prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

•
authorize our Board of Directors to issue without stockholder approval up to 5,000,000 shares of preferred stock, the rights of which will be determined at the discretion of the Board of Directors, of which 9,500 shares are designated as Series RP Preferred Stock pursuant to the Stockholder Rights Plan described below;

•	require that stockholder actions must be effected at a duly called stockholder meeting and cannot be taken by written consent;

•	establish advance notice requirements for stockholder nominations to our Board of Directors or for stockholder proposals that can be acted on at stockholder meetings; and

•	limit who may call stockholder meetings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Index
Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5.  Other Information

Termination of Olympus-Cytori Joint Venture

Effective on May 8, 2013, we entered into a Joint Venture Termination Agreement with the Olympus Corporation. The Joint Venture was formed in 2005 to facilitate the development and commercialization of the next generation Celution® Systems. The Joint Venture owns all manufacturing rights to develop and manufacture the Celution Products commercialized by us. This Agreement transfers all of the shares of the Joint Venture Company, Olympus-Cytori, Inc. to us. Pursuant to the Agreement, Olympus will also transfer to us all their interest in the jointly developed patents and patent applications and certain Olympus patents and patent applications related to the Joint Venture developed Celution products, all of the design and manufacturing related information relative to the Joint Venture developed Celution products, certain completed devices, consumables and related tools and parts and grants us a license to use Olympus intellectual property rights incorporated into the Joint Venture developed Celution products.  All of the Olympus-Cytori Joint Venture related agreements would be terminated in full, and each party will grant the other a full release of claims. In consideration for the rights and properties transferred to us, we will pay Olympus the following:

•	Initial Fee of $220,000 within 60 days of the Effective Date
•	5% of the gross sales of all of our product sales until the Full Purchase Price has been paid.
•
The Full Purchase Price shall be satisfied upon our fulfillment of any one of the following payment options (each of which is at our election, except for the Olympus Option below, and inclusive of the previously paid Initial Payment, and any payments made to Olympus based on gross sales of our products):

o	We may elect to pay Olympus a total of $4.5 million dollars within one year of the Effective Date; (or)
o
Olympus Option- In the event we raise at least $35 million dollars in cash or cash equivalents within one year of the Effective Date, Olympus may require that we immediately pay Olympus a total of $4.5 million dollars; (or)

o	We may elect to pay Olympus a total of $6.0 million dollars within two years of the Effective Date; (or)
o	In the event we have not paid Olympus the Full Purchase Price during the first two years, we shall be required to pay Olympus a total of $16 million dollars as follows:
▪	$3 million dollars during our fiscal year in which the third anniversary of the Effective Date falls; and
▪	$3 million dollars during our fiscal year in which the fourth anniversary of the Effective Date falls; and
▪	$4 million dollars during our fiscal year in which the fifth anniversary of the Effective Date falls; and
▪	any additional amounts necessary to reach a total of $16 million dollars paid by us during our fiscal year in which the sixth anniversary of the Effective Date falls.

The Joint Venture Termination Agreement was the culmination of events that date back to 2011 when Olympus experienced serious internal issues which led to a significant change in the management structure at Olympus. In 2012 these changes continued to develop, with a total restructuring of the Olympus board of directors, its management team, and many aspects of its operations. In light of these events, we were engaged in ongoing discussions with Olympus relating to the future of the joint venture relationship, and the future development of the Celution System to ensure the continuity of operations for both parties, irrespective of the final outcome of the relationship.  Both parties were committed to ensure that any transition would occur as seamlessly as possible, and in a mutually beneficial manner.  We do not believe that Joint Venture Termination Agreement will have any significant effects on our business or operations, except with respect to the cash commitments required to pay the purchase price for the Joint Venture and its assets as described above.

Index
Item 6.  Exhibits

Exhibit No.	Description

10.91	Joint Venture Termination Agreement dated May 8, 2013 by and between the Company and Olympus Corporation (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: May 10, 2013		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: May 10, 2013		Mark E. Saad
Chief Financial Officer