Form 10-Q
period 2013-06-30
CYTORI THERAPEUTICS, INC.
filed 2013-08-09
CIK 1095981

Cytori Therapeutics, Inc. and Subsidiaries

3020 Callan Road
San Diego, California 92121
Phone: +1 (858) 458-0900
Fax: +1 (858) 458-0994

Quarterly Report

For the three and six months ended June 30, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes   ☐    No  ☒

As of July 31, 2013, there were 67,235,591 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index
PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$13,621,000	$25,717,000
Accounts receivable, net of reserves of $485,000 and of $278,000 in 2013 and 2012, respectively	2,897,000	3,926,000
Inventories, net	4,012,000	3,175,000
Other current assets	1,189,000	1,161,000

Total current assets	21,719,000	33,979,000

Property and equipment, net of accumulated depreciation of $8,604,000 and of $8,609,000 in 2013 and 2012, respectively	2,043,000	2,174,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	—	85,000
Other assets	2,448,000	2,740,000
Intangibles, net	9,282,000	—
Goodwill	3,922,000	3,922,000

Total assets	$39,764,000	$43,250,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,252,000	$7,411,000
Current portion of long-term obligations, net of discount	21,000	9,784,000
Termination fee obligation	800,000	—
Current portion of Joint Venture purchase obligation	769,000	—
Warrant liability	—	418,000

Total current liabilities	7,842,000	17,613,000

Deferred revenues, related party	—	638,000
Deferred revenues	235,000	2,635,000
Option liability	—	2,250,000
Long-term deferred rent and other	784,000	756,000
Joint Venture purchase obligation, less current portion	3,921,000	—
Long-term obligations, net of discount, less current portion	25,719,000	12,903,000

Total liabilities	38,501,000	36,795,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2013 and 2012	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 67,235,591 and 65,914,050 shares issued and outstanding in 2013 and 2012, respectively	67,000	66,000
Additional paid-in capital	286,835,000	281,117,000
Accumulated other comprehensive loss	(34,000)	—
Accumulated deficit	(285,605,000)	(274,728,000)

Total stockholders’ equity	1,263,000	6,455,000

Total liabilities and stockholders’ equity	$39,764,000	$43,250,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Product revenues	$1,408,000	$1,947,000	$2,800,000	$3,427,000

Cost of product revenues	608,000	1,032,000	1,365,000	1,885,000

Gross profit	800,000	915,000	1,435,000	1,542,000

Development revenues:
Development, related party	—	2,413,000	638,000	2,413,000
Development revenue	—	—	1,179,000	—
Government contracts and other	859,000	16,000	1,408,000	19,000
	859,000	2,429,000	3,225,000	2,432,000
Operating expenses:
Research and development	4,150,000	3,224,000	7,869,000	6,060,000
Sales and marketing	2,410,000	2,581,000	4,667,000	4,956,000
General and administrative	4,046,000	3,788,000	7,892,000	7,712,000
Change in fair value of warrant liability	(84,000)	251,000	(418,000)	381,000
Change in fair value of option liability	(2,500,000)	460,000	(2,250,000)	190,000

Total operating expenses	8,022,000	10,304,000	17,760,000	19,299,000

Operating loss	(6,363,000)	(6,960,000)	(13,100,000)	(15,325,000)

Other income (expense):
Loss on asset disposal	(257,000)	—	(257,000)	—
Loss on debt extinguishment	(708,000)	—	(708,000)	—
Interest income	1,000	1,000	1,000	2,000
Interest expense	(652,000)	(860,000)	(1,361,000)	(1,726,000)
Other income (expense), net	(124,000)	(27,000)	(296,000)	(73,000)
Gain on previously held equity interest in Joint Venture	4,892,000	—	4,892,000	—
Equity loss from investment in joint venture	—	(37,000)	(48,000)	(86,000)

Total other income (expense)	3,152,000	(923,000)	2,223,000	(1,883,000)

Net loss	$(3,211,000)	$(7,883,000)	$(10,877,000)	$(17,208,000)

Other comprehensive income (loss) – foreign currency translation adjustments	76,000	—	(34,000)	—

Net comprehensive loss	$(3,135,000)	$(7,883,000)	$(10,911,000)	$(17,208,000)

Basic and diluted net loss per common share	$(0.05)	$(0.13)	$(0.16)	$(0.30)

Basic and diluted weighted average common shares	67,200,588	58,676,092	67,096,348	58,080,541

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,877,000)	$(17,208,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	660,000	453,000
Amortization of deferred financing costs and debt discount	330,000	470,000
Joint Venture acquisition obligation accretion	51,000	—
Provision for doubtful accounts	188,000	19,000
Change in fair value of warrants	(418,000)	381,000
Change in fair value of option liabilities	(2,250,000)	190,000
Share-based compensation expense	1,838,000	1,977,000
Equity loss from investment in joint venture	48,000	86,000
Loss on asset disposal	257,000	—
Gain on previously held equity interest in Joint Venture	(4,892,000)	—
Loss on debt extinguishment	708,000	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	862,000	258,000
Inventories	(816,000)	210,000
Other current assets	(27,000)	(278,000)
Other assets	(587,000)	17,000
Accounts payable and accrued expenses	(279,000)	(268,000)
Deferred revenues, related party	(638,000)	(2,413,000)
Deferred revenues	(1,200,000)	52,000
Long-term deferred rent	28,000	96,000

Net cash used in operating activities	(17,014,000)	(15,958,000)

Cash flows from investing activities:
Purchases of property and equipment	(432,000)	(886,000)
License agreement termination fee	(400,000)	—
Cash acquired in purchase of Joint Venture	5,000	—

Net cash used in investing activities	(827,000)	(886,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(22,292,000)	(140,000)
Proceeds from long-term obligations	27,000,000	—
Debt issuance costs and loan fees	(1,744,000)	—
Payments toward purchase of Joint Venture	(70,000)	—
Proceeds from exercise of employee stock options and warrants and stock purchase plan	115,000	951,000
Proceeds from sale of common stock	3,001,000	4,946,000
Costs from sale of common stock	(184,000)	(64,000)

Net cash provided by financing activities	5,826,000	5,693,000

Effect of exchange rate changes on cash and cash equivalents	(81,000)	—

Net decrease in cash and cash equivalents	(12,096,000)	(11,151,000)

Cash and cash equivalents at beginning of period	25,717,000	36,922,000

Cash and cash equivalents at end of period	$13,621,000	$25,771,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,151,000	$1,257,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid-in capital	949,000	—
Fair value of intangible assets acquired	9,394,000	—
Fair value of tangible assets acquired	260,000	—
Joint Venture purchase obligation	4,709,000	—
Fair value of previously held equity interest at acquisition date	4,929,000	—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at June 30, 2013 has been derived from the audited financial statements at December 31, 2012, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2012.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, valuing the acquisition of the Olympus-Cytori Joint Venture, valuing warrants, determining the assumptions used in measuring share-based compensation expense and valuing allowances for doubtful accounts and inventories.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

3.	Capital Availability

We incurred net losses of $3,211,000 and $10,877,000 for the three and six months ended June 30, 2013 and $7,883,000 and $17,208,000 for the three and six months ended June 30, 2012, respectively.  We have an accumulated deficit of $285,605,000 as of June 30, 2013.  Additionally, we have used net cash of $17,014,000 and $15,958,000 to fund our operating activities for the six months ended June 30, 2013 and 2012, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2012 and 2013, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  Subsequent to the quarter ended June 30th, 2013, we entered into a Sale and Exclusive License/Supply Agreement with Bimini Technologies LLC (“Bimini”), pursuant to which we sold to Bimini substantially all of the assets (other than certain retained rights and licenses) of our Puregraft® product line, a series of standalone fat transplantation products that were developed to improve the predictability of outcomes for autologous fat grafting and aesthetic body contouring. The aggregate value of the consideration paid by Bimini at the execution of the agreement was $5.0 million.

We believe we have sufficient cash to fund operations through November 30, 2013, which includes minimum liquidity requirements of the Loan and Security Agreement, which requires us to maintain at least three months of cash on hand.  We restructured our debt in June 2013, which resulted in additional proceeds along with extended terms of the loan and deferral of principal payments for twelve months.  At November 30, 2013, absent additional funding, our cash balance may be less than the minimum liquidity amount required by the lenders in the Loan and Security Agreement.  In order to fund operations and our continued commercialization efforts through the next twelve months, we are pursuing additional funding through either strategic corporate partnerships or future issuances of equity or debt securities in addition to our gross profits. We have an established history of raising capital through all these platforms, and are currently involved in negotiations with multiple parties.  In the absence of sufficient positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

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

Index
4.	Transactions with Olympus Corporation

Acquisition of Olympus’ Interest in the Joint Venture

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture was owned equally by Olympus and us.  We had previously accounted for our interests in the Joint Venture using the equity method of accounting, since we could not exert significant influence over the Joint Venture’s operations.

On May 8, 2013, Cytori and Olympus agreed to terminate the Olympus-Cytori Joint Venture (Termination Agreement), and Cytori acquired the remaining 50% equity interest in the Joint Venture from Olympus.  The termination of the relationship and purchase of the Olympus’ equity shares of the Joint Venture allows Cytori to regain full control of the manufacturing rights for the Celution ® system.  The purpose of the acquisition is to gain more flexibility on the manufacturing process and associated costs, enable higher margins, and speed the transition to the critical next-generation systems. In connection with the Termination Agreement, the assets acquired, liabilities assumed, and the Company’s previously held equity interest were recorded at fair value.  For valuation purposes Cytori determined the acquisition date (the date on which Cytori effectively gained full control of the equity interest previously held by Olympus) to be May 27, 2013.  The remeasurement of the previously held equity interest at the acquisition date resulted in a net gain of $4,892,000 that was recorded in the accompanying consolidated condensed statements of operations.

As consideration for the Termination Agreement, Cytori can choose from alternative payment options as defined in the Termination Agreement.  The payment options call for a minimum of $4,500,000 up to a maximum of $16,000,000 to be paid by Cytori to Olympus in installments over periods ranging from one year to six years depending on the option selected by the Company.  Installment payments will be calculated quarterly based on 5% of Cytori’s gross sales receipts for all products sold.  If Cytori receives an aggregate $35,000,000 in cash through strategic or financing arrangements during the first year of the Termination Agreement, Cytori will pay $4,500,000 upon request of Olympus as full and complete consideration under the Agreement.

The fair value of the Joint Venture, including the identified intangible assets acquired, consideration transferred, and Cytori’s previously held equity interest, was estimated from a market participant perspective, using valuation techniques based on the income approach for measuring fair value.  Specifically, an excess earnings methodology was employed using primarily Level 3 fair value inputs.  The intangible assets acquired consisted primarily of contractual license rights that had previously enabled the Joint Venture to conduct development and manufacturing activities pertaining to certain aspects of Cytori’s Celution ® technology.  The useful life of the identifiable intangible assets was estimated based on the assumed future economic benefit expected to be received from the assets.  Inputs used in the valuation included various market participant assumptions in order to project potential future cash flows, discounted at a rate commensurate with the risk involved.

	Useful Life (in years)	Estimated Fair Value
Intangible assets:
Developed technology	7	$9,394,000

The Company calculated the fair value of the purchase consideration on the acquisition date to be $4,928,000.  This was determined using a weighted probability assessment of the payment options available to Cytori.  Present value risk-adjusted discount rates applied to the purchase consideration ranged from 9.75% to 12.75%.  The fair value calculation of the purchase consideration resulted in a discount of $1,072,000, which will be amortized to interest expense over a weighted average expected term of 1.8 years.  On a quarterly basis, the Company will reassess the probabilities of the various payment options and expected term.  Changes in the expected term and the remaining discount amount as a result of the reassessment will be recognized prospectively as an adjustment to interest expense.  Upon final settlement of the purchase obligation, any difference between the amount paid and the carrying amount of the purchase obligation will be recorded as a gain or loss on extinguishment of the liability.

Index
There was no revenue or earnings from the Joint Venture included in our consolidated results subsequent to the date of acquisition.  Had the acquisition occurred on January 1, 2013, consolidated revenue would not have been affected, but our consolidated net loss would have been reduced by $48,000, the amount of our year to date equity loss from investment in Joint Venture.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Estimated Fair Value
Current assets	$236
Property and equipment	260
Intangible assets	9,394

Total assets acquired	9,890

Accrued and other current liabilities	(33)
Total fair value of the Joint Venture	$9,857

Acquisition-related transaction costs are not included as components of consideration transferred but have been accounted for as expenses in the period in which the costs are incurred.

Put/Calls and Guarantees

Prior to the termination of the Joint Venture the Shareholders’ Agreement between Cytori and Olympus provided that in certain specified circumstances of our insolvency or if we experienced a change in control, Olympus would have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to Cytori (the “Put”) at the higher of (a) $22,000,000 or (b) the Put’s fair value.

At December 31, 2012, the estimated fair value of the Put was $2,250,000.  The Put, as a previously existing contractual relationship between Olympus and Cytori, was cancelled as a result of the Joint Venture termination in May 2013 and therefore its related fair value decreased to zero as a result of the termination.  Fluctuations in the Put value are recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities.

5.	Warrant Liability

Warrants with exercise price reset features (down-round protection) are accounted for as liabilities, with changes in fair value included in net loss.  The fair value of the liability associated with the warrants with this reset feature decreased to $0 as of June 30, 2013 and $84,000 and $418,000 in gains from the change in fair value of warrants were recorded for the three and six months ended June 30, 2013, whereas we recorded $251,000 and $381,000 in losses for the three and six months ended June 30, 2012.

All changes in the fair value of the warrants are recognized currently in earnings until such time as the warrants are exercised or expire in August 2013. These warrants are not traded in an active securities market, and as such, we estimated the fair value of these warrants using an option pricing model with the following assumptions:

	As of June 30, 2013	As of December 31, 2012
Expected term	0.12 years	0.61 years
Common stock market price	$2.30	$2.80
Risk-free interest rate	0.02%	0.11%
Expected volatility	41.58%	73.88%
Resulting fair value (per warrant)	$0.00	$0.20

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

Index
Fluctuations in the fair value of the warrants are impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and its impact to the down-round protection feature. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

6.	Long-term Debt

On June 28, 2013 we entered into a Loan and Security Agreement (Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (together, the “Lenders”), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (Term Loans), subject to the terms and conditions set forth in the loan agreement.  The Term Loan accrues interest at a fixed rate of 9.75% per annum.  Pursuant to the Loan Agreement, we are required to make interest only payments through July 1, 2014 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loans through July 1, 2017, the maturity date. However, if we achieve a specified revenue threshold for the period of 12 months from the date of the loan agreement through June 30, 2014, the interest only period will be extended to February 1, 2015. All unpaid principal and interest with respect to the Term Loans is due and payable in full on July 1, 2017. At maturity of the Term Loans, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment fee in an aggregate amount equal to $1,620,000.  In connection with the Term Loans, on June 28, 2013, we issued to the Lenders warrants to purchase up to an aggregate of 596,553 shares of our common stock at an exercise price of $2.26 per share.  These warrants are immediately exercisable and will expire on June 28, 2020.

In connection with the Loan Agreement, we prepaid all outstanding amounts under the prior loan agreement, at which time the Company’s obligations under the prior loan agreement immediately terminated. The Company paid to the prior agent and the prior lenders approximately $18,866,000, consisting of the then outstanding principal balance due of approximately $17,325,000, accrued but unpaid interest of approximately $119,000, a final payment fee (net of fees waived or refunded by the Lenders under the new loan agreement) of approximately $1,078,000, a prepayment fee (net of fees waived or refunded by the Lenders under the new loan agreement) of approximately $312,000 and other customary lender fees and expenses.

The net proceeds of the Term Loans, after payment of lender fees and expenses and prepaying all the outstanding amounts relating to the prior loan agreement, were approximately $7.8 million.

For the continuing Lenders, we accounted for this amendment as a debt modification.  Accordingly, related fees of $1,942,000 were recorded as debt discount, and along with the unamortized debt discount will be amortized as an adjustment of interest expense using the effective interest method.  For one existing lender that did not participate in the Term Loans, the payoff of their loan was accounted for as debt extinguishment.  Accordingly, a loss on debt extinguishment of $708,000 was recorded, which includes that lender’s portion of unamortized fees and discounts along with prepayment and final payment fees.

We allocated the aggregate proceeds of the Term Loans between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders was calculated utilizing the Black-Scholes option pricing model. We are amortizing the resulting additional discount of $949,000 to interest expense over the term of the loan using the effective interest method.  The overall effective interest rate for the Term Loans is 13.92%. The Term Loans are collateralized by the tangible assets of the company, including a security interest in substantially all of its existing and after-acquired assets.

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

Index
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

Concentration of Significant Customers

Two distributors comprised 38% of our revenue recognized for the six months ended June 30, 2013.  Two direct customers and two distributors accounted for 58% of total outstanding accounts receivable as of June 30, 2013.
One direct customer comprised 21% of our revenue recognized for the six months ended June 30, 2012.  Three direct customers accounted for 52% of total outstanding accounts receivable as of June 30, 2012.
Product revenues, classified by geographic location, are as follows:

	Six months ended

	June 30, 2013		June 30, 2012
	Product Revenues	% of Total	Product Revenues	% of Total

North America	$583,000	21%	$487,000	14%
Japan	1,487,000	53%	1,749,000	51%
Europe	625,000	22%	619,000	18%
Other countries	105,000	4%	572,000	17%
Total product revenues	$2,800,000	100%	$3,427,000	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA).  Revenue earned under development agreements with commercial enterprises is classified as development revenues.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.

Index
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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services were not separable and as a result the recognition of this deferred amount as revenue required achievement of service related milestones, under a proportional performance methodology.  Revenue was recognized as the above mentioned R&D milestones were completed. Of the amounts received and deferred, we recognized the last remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway.  During 2012, we recognized $2,413,000 for the three and six months ended June 30, 2012 as a result of completion of two remaining clinical milestones for the APOLLO and PRECISE clinical trials. As of June 30, 2013, there are no deferred amounts under this contract.

Refer to Note 13 for discussion about our arrangement with Senko.

8.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	June 30, 2013	December 31, 2012

Raw materials	$1,683,000	$1,384,000
Work in process	742,000	404,000
Finished goods	1,587,000	1,387,000
	$4,012,000	$3,175,000

9.	Share-Based Compensation

Stock Options

During the first quarter of 2013, we issued to our directors and executive officers options to purchase an aggregate of 1,897,000 shares of our common stock, with four-year vesting for our officers and two-year vesting for our directors. The grant date fair value of the awards granted to our officers was $1.80 per share for options with an exercise price of $2.74 (which was the fair market value of our common stock on the date of grant) and $1.49 per share for options with an exercise price of $5.00, respectively.  The grant date fair value of the awards granted to our directors was $1.84 per share for options with an exercise price of $2.80 (which was the fair market value of our common stock on the date of grant). The resulting share-based compensation expense of $3,235,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

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

Index
Restricted Stock Awards

During the first quarter of 2012, we issued to our executive officers 190,000 shares of restricted stock.  The stock award vested on January 10, 2013 and the resulting share-based compensation expense of $654,000 was recognized as expense.

Performance-Based Restricted Stock Awards

In January 2012, we granted 276,375 performance-based restricted stock awards under the 2004 Equity Incentive Plan.  The awards provide certain employees until December 31, 2012 to achieve certain performance goals established by the Compensation Committee. In January 2013, the Compensation Committee modified the awards to allow a portion of the awards to continue vesting based on partial achievement of the performance goals.  As a result of this modification, 86,229 shares with fair value of $2.74 per share will continue vesting under the modified terms of the grant that would have been cancelled under the original terms.  Since we have not recognized any expense relating to these shares through December 31, 2012, additional compensation expense $236,000 resulting from this modification will be recognized from the modification date through the vesting date of January 2014.  We recognized $90,000 and $160,000 of compensation expense related to performance-based awards during the three and six months ended June 30, 2013.

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2013 and 2012, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 19,536,812 for the three and six month periods ended June 30, 2013 and 18,401,231 for the three and six month periods ended June 30, 2012, respectively.

11.	Accumulated Other Comprehensive Loss

During the first quarter of 2013, we determined that the functional currency of our Japanese subsidiary changed from the US Dollar to the Japanese Yen due to significant changes in economic facts and circumstances of our Japan subsidiary.  As a result of this change, a portion of the foreign exchange gain or loss will be classified as foreign currency translation adjustments within other comprehensive income or loss. Our comprehensive loss includes net loss and foreign currency translation adjustments. See the unaudited consolidated condensed statements of operations and comprehensive loss for the effect of foreign currency translation adjustments.

The components of accumulated other comprehensive loss are as follows:

	For the three months ended June 30, 2013		For the six months ended June 30, 2013

	Foreign currency	Accumulated other	Foreign currency	Accumulated other
	translation adjustments	comprehensive loss	translation adjustments	comprehensive loss

Beginning balance	$(110,000)	$(110,000)	$—	$—
Net current period other comprehensive income (loss)	76,000	76,000	(34,000)	(34,000)
Ending balance	$(34,000)	$(34,000)	$(34,000)	$(34,000)

Index
12.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of June 30, 2013, we have pre-clinical research study obligations of $23,000 (all of which are expected to be complete within a year) and clinical research study obligations of $12,000,000 ($3,650,000 of which are expected to be complete within a year).  Should the timing of the pre-clinical and clinical trials change, the timing of the payment of these obligations would also change.

During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of June 30, 2013, we have minimum purchase obligations of $850,000 (all of which are expected to be paid within a year).

We have entered into several lease agreements for our headquarters office location as well as international office locations. As of June 30, 2013, we have remaining lease obligations of $8,510,000 ($2,184,000 of which are expected to be completed within a year).

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

Refer to note 4 for a discussion of our commitments and contingencies related to our transactions with Olympus.

Refer to note 13 for a discussion of our commitments and contingencies related to our arrangements with Senko.

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

In February 2013, we entered into a mutual termination and release agreement with Senko, whereby the Distribution Agreement and all Senko rights, licenses and privileges granted under the Distribution Agreement terminated and reverted to the Company.  As a result of this Termination Agreement, we are obligated to pay Senko $1,200,000 in six quarterly installment payments of $200,000 each through May 2014.  At the time of the Termination Agreement, we had a balance of $2,379,000 in deferred revenues on our balance sheet relating to the payments received from Senko in the past pursuant to the Distribution Agreement.  At the time of the Termination Agreement we accrued $1,200,000 of the termination fee, and recognized the remaining $1,179,000 in development revenues which reflects the Company’s efforts towards commercialization under the agreement.

During the three and six months ended June 30, 2013, our aggregate installment payments paid were $200,000 and $400,000, respectively.  As of June 30, 2013 we have a remaining termination fee obligation of $800,000.

14.	Fair Value Measurements

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

•  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

Index
The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,644,000	$4,644,000	$—	$—

Liabilities:
Warrant liability	$—	$—	$—	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,145,000	$6,145,000	$—	$—

Liabilities:
Put option liability	$(2,250,000)	$—	$—	$(2,250,000)
Warrant liability	$(418,000)	$—	$—	$(418,000)

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds that are classified in Level 1 of the fair value hierarchy.

We valued our put liability using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation). Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the put option liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 put option liability value:

	Three months ended	Six months ended
Put option liability	June 30, 2013	June 30, 2013

Beginning balance	$(2,500,000)	$(2,250,000)
Decrease in fair value recognized in operating expenses	2,500,000	2,250,000
Ending balance	$—	$—

	Three months ended	Six months ended
Put option liability	June 30, 2012	June 30, 2012

Beginning balance	$(1,640,000)	$(1,910,000)
Increase in fair value recognized in operating expenses	(460,000)	(190,000)
Ending balance	$(2,100,000)	$(2,100,000)

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

The following table summarizes the change in our Level 3 warrant liability value:

	Three months ended	Six months ended
Warrant liability	June 30, 2013	June 30, 2013

Beginning balance	$(84,000)	$(418,000)
Decrease in fair value recognized in operating expenses	84,000	418,000
Ending balance	$—	$—

Index
	Three months ended	Six months ended
Warrant liability	June 30, 2012	June 30, 2012

Beginning balance	$(757,000)	$(627,000)
Increase in fair value recognized in operating expenses	(251,000)	(381,000)
Ending balance	$(1,008,000)	$(1,008,000)

The Company measures the fair value of its assets acquired and liabilities assumed in business acquisition.  See Note 4 for discussion of fair value measurements of certain assets recorded at fair value on a non-recurring basis.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of June 30, 2013.

15.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2013 and December 31, 2012, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At June 30, 2013 and December 31, 2012, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	June 30, 2013		December 31, 2012

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$25,516,000	$25,678,000	$22,425,000	$22,608,000

Carrying value is net of debt discount of $2,942,000 and $917,000 as of June 30, 2013 and December 31, 2012, respectively.

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

16.	Stockholders’ Equity

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

Warrant Adjustments

Our March 2009 offering of 4,771,174 shares of our common stock and warrants to purchase up to a total of 6,679,644 additional shares of our common stock with an exercise price of $2.59 per share, our May 2009 equity offering of 1,864,783 shares of our common stock and warrants to purchase up to a total of 3,263,380 additional shares of our common stock with an exercise price of $2.62 per share, our closings with Seaside 88, LP, our October 2010 offering of 4,600,000 shares of our common stock, our December 2010 sale of 1,428,571 shares of our common stock, our December 2012 offering of 7,020,000 shares of our common stock and our January 2013 sale of 1,053,000 shares of our common stock triggered an adjustment to the exercise price and number of shares issuable under the warrants issued to investors in our August 2008 private placement financing.  As a result, as of June 30, 2013, the common stock warrants issued on August 11, 2008 are currently exercisable for 2,149,062 shares of our common stock at an exercise price of $5.39 per share.

Other Related Party Transactions

During the year ended December 31, 2012, Green Hospital, Inc.’s beneficial ownership decreased to be less than five percent of our outstanding shares of common stock.

During the three and six months ended June 30, 2013, we incurred approximately $0 and $45,000, respectively, and $24,000 and $51,000 during the three and six months ended June 30, 2012, respectively, in royalty costs in connection with sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. Joint Venture.  Additionally, in February 2012, we purchased second generation Celution® Systems and consumable sets from the Olympus-Cytori, Inc. Joint Venture, at a formula-based transfer price aggregating to $1,048,000.  As of June 30, 2013 and December 31, 2012, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.  Refer to note 4 for discussion of the termination of the Olympus-Cytori Joint Venture.

17.	Subsequent Events

On July 30, 2013, we entered into a Sale and Exclusive License/Supply Agreement with Bimini Technologies LLC (“Bimini”), pursuant to which we sold to Bimini substantially all of the assets (other than certain retained rights and licenses) of our Puregraft® product line (the “Sale”), a series of standalone fat transplantation products that were developed to improve the predictability of outcomes for autologous fat grafting and aesthetic body contouring (the “Puregraft Products”). The aggregate value of the consideration paid by Bimini to the Company at the closing of the Sale was $5.0 million.  In addition, Bimini is obligated to make certain milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft Products.

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

Overview

We are a cell therapy company dedicated primarily to the development of novel treatments for cardiovascular disease and soft tissue injuries and burns. We have a global product development strategy with a focus on the U.S. cardiovascular disease market. In the U.S. our goal is to bring the Cytori cell therapy to market for treatment of heart failure due to ischemic heart disease through Cytori-sponsored clinical development efforts and to develop a treatment for thermal burns combined with radiation injury under a contract from BARDA, a division of the U.S. Department of Health and Human Services.

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

We have also refined our corporate priorities to focus on what we believe represents the greatest near term value to our shareholders with our existing capital resources.  As part of this strategy, we have elected to discontinue enrollment of our European heart attack trial, ADVANCE by September 30, 2013. This will provide us with greater flexibility to invest more in areas of higher strategic importance such as in the ATHENA heart failure trial, and in the government funded activities under our BARDA contract.

Development Pipeline

The primary therapeutic areas currently within our development pipeline are cardiovascular disease, specifically heart failure due to ischemic heart disease, and the treatment of thermal burns.

In the U.S., we are conducting our ATHENA trial, a prospective, double blind, placebo-controlled, multi-center trial in up to 45 patients. The trial will measure several endpoints, including peak oxygen consumption (VO2 max). Additional endpoints include perfusion defect, left ventricle end-systolic and diastolic volume and ejection fraction at six and 12 months. In the third quarter, the FDA approved expanding the ATHENA trial from six trial centers to a total of eight centers. Enrollment is expected to be complete by end of 2013. In addition, we also received approval from the FDA to expand the ATHENA program to include a higher cell dose. We expect the trial, ATHENA II, to begin enrolling in the fourth quarter at up to 10 centers, immediately following the full enrollment of ATHENA.

ADVANCE is our European clinical trial for acute myocardial infarction (heart attack). To date, the trial has enrolled 23 patients. As part of a comprehensive evaluation of our global cardiovascular strategy, resource utilization and development priorities, we have decided to discontinue enrollment in the ADVANCE trial once it has achieved the 2013 target enrollment goal of 25 patients or on September 30, 2013.  All evidence to date supports a strong safety profile and the patients enrolled in the trial will continue to be followed according to the protocol. The outcomes will be fully analyzed in conjunction with the existing safety and feasibility data from the APOLLO acute myocardial infarction trial.  We will focus our internal and financial resources on the highest clinical development priority, which is the expanded U.S. ATHENA trial.

We have completed two European pilot trials investigating Cytori’s cell therapy for cardiovascular disease. We have reported long term, 18-month data from the PRECISE trial for chronic myocardial ischemia, which showed that Cytori cell therapy demonstrated safety and sustained improvement in cardiac functional capacity as measured by VO2 max. Results from the APOLLO trial for acute heart attack demonstrated safety and sustained improvement in infarct size.

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

Index
Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and Puregraft® Systems and StemSource® Cell Banks.

The following table summarizes the components for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

Product revenues - third party	$1,408,000	$1,947,000	$2,800,000	$3,427,000

We experienced a decrease in product revenue during the three and six months ended June 30, 2013 as compared to the same periods in 2012, due principally to the product mix comprising revenue for each period and anticipated timing associated with larger system related sales.

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

The future:  We expect to continue to generate product revenues from a mix of Celution® and StemSource® System and consumables sales. We will sell the products to a diverse group of customers in Europe, Asia and the U.S., who may apply the products towards reconstructive surgery, soft tissue repair, research, aesthetics, and cell and tissue banking as approved in each country. Additionally, as a result of Class I Device Clearance for Celution® and a number of our other products in Japan, we anticipate to sell these products to researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori’s cell therapy.  As a result of sale of our Puregraft® product line discussed in the subsequent events note to the consolidated condensed financial statement included elsewhere herein, we do not expect significant revenues from that product line in the foreseeable future.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

Cost of product revenues	$585,000	$1,013,000	$1,323,000	$1,849,000
Share-based compensation	23,000	19,000	42,000	36,000
Total cost of product revenues	$608,000	$1,032,000	$1,365,000	$1,885,000
Total cost of product revenues as % of product revenues	43.2%	53.0%	48.8%	55.0%

Cost of product revenues as a percentage of product revenues was 43.2% and 48.8% for the three and six months ended June 30, 2013 and 53.0% and 55.0% for the three and six months ended June 30, 2012, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocation of overhead.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Index
Development revenues

The following table summarizes the components of our development revenues for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

Development (Olympus)	$—	$2,413,000	$638,000	$2,413,000
Development (Senko)	—	—	1,179,000	—
Government contract (BARDA)	843,000	—	1,389,000	—
Other	16,000	16,000	19,000	19,000
Total development revenues	$859,000	$2,429,000	$3,225,000	$2,432,000

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

In February 2013, we entered into a mutual termination and release agreement with Senko, whereby the Distribution Agreement  and all Senko rights, licenses and privileges granted under the Distribution Agreement terminated and reverted to the Company.  As a result of this Termination Agreement, we are obligated to pay Senko $1,200,000 in six quarterly installment payments of $200,000 each through May 2014.  At the time of the Termination Agreement, we had a balance of $2,379,000 in deferred revenues on our balance sheet relating to the payments received from Senko in the past pursuant to the Distribution Agreement.  At the time of the Termination Agreement, we accrued $1,200,000 of the termination fee, and recognized the remaining $1,179,000 in development revenues which reflects the Company’s efforts towards commercialization under the agreement.

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, could cover clinical development through FDA approval under a device-based PMA regulatory pathway. This is a cost reimbursement contract and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012. To receive funds under this arrangement, we are required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the contract agreement between BARDA and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to develop a new countermeasure for thermal burns, and (iii) file appropriate forms and follow appropriate protocols established by BARDA.  During the three months and six months ended June 30, 2013, we incurred $784,000 and $1,292,000 in qualified expenditures. We recognized a total of $843,000 and $1,389,000 in revenues for the three and six months ended June 30, 2013, respectively, which included allowable fees as well as cost reimbursements. There were no comparable revenues and expenditures for the three and six months ended June 30, 2012.

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

Index
The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

General research and development	$3,995,000	$3,038,000	$7,572,000	$5,719,000
Share-based compensation	155,000	186,000	297,000	341,000
Total research and development expenses	$4,150,000	$3,224,000	$7,869,000	$6,060,000

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

The increase in research and development expenses for the three and six months ended June 30, 2013 as compared to the same periods in 2012 is due to increases in salary and related benefits expense (excluding share-based compensation) of $209,000 and $385,000, an increase in professional services expenses of $85,000 and $188,000, increased research supplies expense of $79,000 and $226,000, and increased clinical study expense of $300,000 and $529,000, respectively, associated with our clinical, BARDA related development work and regulatory activities.

The future:  We expect research and development expenditures to increase in the remainder of 2013 as we continue enrollment in our US trial ATHENA, limited remaining enrollment in the ADVANCE cardiac trial, continue development work under our BARDA contract, and as we seek additional regulatory clearances and potentially seek to initiate additional trials or patient registries during 2013.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

Sales and marketing	$2,189,000	$2,392,000	$4,285,000	$4,571,000
Share-based compensation	221,000	189,000	382,000	385,000
Total sales and marketing expenses	$2,410,000	$2,581,000	$4,667,000	$4,956,000

The decrease in sales and marketing expense during the three and six months ended June 30, 2013 as compared to the same periods in 2012 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $157,000 and $223,000, decrease in travel and entertainment expenses of $96,000 and $71,000, offset by an increase in professional services expense of $129,000 and  $110,000, respectively, as a result of targeted reductions in staff and external costs made in early 2012.

The future:  We expect sales and marketing expenditures to remain relatively stable in the remainder of 2013.

Index
General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

General and administrative	$3,480,000	$3,146,000	$6,775,000	$6,497,000
Share-based compensation	566,000	642,000	1,117,000	1,215,000
Total general and administrative expenses	$4,046,000	$3,788,000	$7,892,000	$7,712,000

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, general and administrative expenses (excluding share-based compensation) increased primarily due to an increase in professional services expenses of $232,000 and $97,000, respectively.

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

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

Cost of product revenues	$23,000	$19,000	$42,000	$36,000
Research and development-related	155,000	186,000	297,000	341,000
Sales and marketing-related	221,000	189,000	382,000	385,000
General and administrative-related	566,000	642,000	1,117,000	1,215,000
Total share-based compensation	$965,000	$1,036,000	$1,838,000	$1,977,000

Most of the share-based compensation expenses for the three and six months ended June 30, 2013 and 2012 related to the vesting of stock option and restricted stock awards to employees.

See Notes to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of share based compensation.

The future.  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of June 30, 2013 the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $6,572,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.93 years.

Index
Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

Change in fair value of warrant liability	$(84,000)	$251,000	$(418,000)	$381,000

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs, such as stock price, volatility, remaining life and others.

The future: Warrant liability fair value was $0 as of June 30, 2013 and no future changes in the fair value of the warrant liability are expected to be recognized in earnings as the warrants will expire in August 2013.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

Change in fair value of put option liability	$(2,500,000)	$460,000	$(2,250,000)	$190,000

Changes in fair value of our put option liability are due to changes in assumptions used in estimating the value of the Put, such as bankruptcy threshold for Cytori, fair value of the Olympus-Cytori, Inc. Joint Venture, volatility and others.

The future: The Put was cancelled as a result of the Joint Venture termination and we will not be recognizing any changes in fair value of put option liability in the future.

Loss on asset disposal

The following table summarizes our loss on asset disposal for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012
Loss on asset disposal	$(257,000)	$—	$(257,000)	$—

During the quarter ended June 30, 2013, we identified Celution® One equipment that that was initially purchased from the Joint Venture with the purpose of being used in our clinical studies.  This equipment was manufactured using a configuration that can no longer be used in our studies.  The related net book value of $257,000 was recorded as loss on asset disposal.

Index
Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012

Loss on debt extinguishment	$(708,000)	$—	$(708,000)	$—
Interest income	1,000	1,000	1,000	2,000
Interest expense	(652,000)	(860,000)	(1,361,000)	(1,726,000)
Other income (expense)	(124,000)	(27,000)	(296,000)	(73,000)
Total	$(1,483,000)	$(886,000)	$(2,364,000)	$(1,797,000)

•	In connection with the June 28, 2013 Loan and Security Agreement (Loan Agreement), a loss on debt extinguishment was recorded that relates to the payoff of the prior loan obligation. See Notes to Consolidated Condensed Financial Statements for further information.

•	Interest expense decreased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 due to principal payments made on the prior loan obligations. In June 2013, we entered into a Loan and Security Agreement, pursuant to which the Lenders funded an aggregate principal amount of $27.0 million. The proceeds from the June 2013 loan were used to repay the prior loan obligation and related fees.

•	The changes in other income (expense) during the three and six months ended June 30, 2013 as compared to the same periods in 2012 resulted primarily from changes in foreign currency exchange rates.

The future: Interest income earned in the remainder of 2013 will be dependent on our levels of funds available for investment as well as general economic conditions.  We expect interest expense in 2013 to increase as a result of increased loan principal balance of $27.0 million of the Term Loans that were funded in June 2013.

Gain on previously held equity interest and equity loss from investment in Joint Venture

The following table summarizes our gain on previously held equity interest and equity loss from investment in joint venture for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,

	2013	2012	2013	2012
Gain on previously held equity interest	$4,892,000	$—	$4,892,000	$—
Equity loss in investment	—	(37,000)	(48,000)	(86,000)
Total	$4,892,000	$(37,000)	$4,844,000	$(86,000)

Gain on previously held equity interest represents the effect of remeasuring our equity interest in connection with the May 2013 acquisition of the remaining interest in the Olympus-Cytori Joint Venture.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our Joint Venture Termination Agreement.

The equity losses relate entirely to our previously existing 50% equity interest in the Joint Venture, which prior to the termination of the Joint Venture, was accounted for using the equity method of accounting.

Index
Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2013 and December 31, 2012:

	As of June 30,	As of December 31,
	2013	2012

Cash and cash equivalents	$13,621,000	$25,717,000

Current assets	$21,719,000	$33,979,000
Current liabilities	7,842,000	17,613,000
Working capital	$13,877,000	$16,366,000

We incurred net losses of $3,211,000 and $10,877,000 for the three and six months ended June 30, 2013 and $7,883,000 and $17,208,000 for the three and six months ended June 30, 2012, respectively.  We have an accumulated deficit of $285,605,000 as of June 30, 2013.  Additionally, we have used net cash of $17,014,000 and $15,958,000 to fund our operating activities for the six months ended June 30, 2013 and 2012, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2012 and 2013, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.  Subsequent to the quarter ended June 30th, 2013, we entered into a Sale and Exclusive License/Supply Agreement with Bimini Technologies LLC (“Bimini”), pursuant to which we sold to Bimini substantially all of the assets (other than certain retained rights and licenses) of the our Puregraft® product line, a series of standalone fat transplantation products that were developed to improve the predictability of outcomes for autologous fat grafting and aesthetic body contouring. The aggregate value of the consideration paid by Bimini at the execution of the agreement was $5.0 million.

We believe we have sufficient cash to fund operations through November 30, 2013, which includes minimum liquidity requirements of the Loan and Security Agreement, which requires us to maintain at least three months of cash on hand.  We restructured our debt in June 2013, which resulted in additional proceeds along with extended terms of the loan and deferral of principal payments for twelve months.  At November 30, 2013, absent additional funding, our cash balance may be less than the minimum liquidity amount required by the lenders in the Loan and Security Agreement.  In order to fund operations and our continued commercialization efforts through the next twelve months, we are pursuing additional funding through either strategic corporate partnerships or future issuances of equity or debt securities in addition to our gross profits. We have an established history of raising capital through all these platforms, and are currently involved in negotiations with multiple parties.  In the absence of sufficient positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

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

The following summarizes our contractual obligations and other commitments at June 30, 2013, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$28,682,000	$21,000	$16,373,000	$12,288,000	$—
Interest commitment on long-term obligations	6,891,000	2,418,000	3,856,000	617,000	—
Operating lease obligations	8,510,000	2,184,000	3,767,000	2,559,000	—
Minimum purchase requirements	850,000	850,000	—	—	—
License termination fee obligation	800,000	800,000	—	—	—
Joint Venture purchase obligation*	4,690,000	769,000	3,921,000	—	—
Pre-clinical research study obligations	23,000	23,000	—	—	—
Clinical research study obligations	12,000,000	3,650,000	5,800,000	2,550,000	—
Total	$62,446,000	$10,715,000	$33,717,000	$18,014,000	$—

Index
* The Company has various payment options which could result in the acceleration or deferral of the Joint Venture purchase obligation.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our acquisition of Olympus’ interest in the Joint Venture.

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2013 and 2012 is summarized as follows:

	For the six months ended June 30,
	2013	2012

Net cash used in operating activities	$(17,014,000)	$(15,958,000)
Net cash used in investing activities	(827,000)	(886,000)
Net cash provided by financing activities	5,826,000	5,693,000
Effect of exchange rate changes on cash and cash equivalents	(81,000)	—
Net decrease in cash and cash equivalents	(12,096,000)	(11,151,000)

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $13,100,000 for the six months ended June 30, 2013.  The operating cash impact of this loss was $17,014,000, after adjusting for the recognition of non-cash development revenues of $1,817,000, non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the six months ended June 30, 2013 resulted from cash outflows for payment of a license termination fee of $400,000 and for purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2012 resulted from cash outflow for purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2013 related primarily to a sale of 1,053,000 shares for approximately $3,001,000 in gross proceeds in connection with the underwriter exercising the option to purchase additional shares relating to our December 2012 public offering partially offset by principal payments of $22,292,000 primarily relating to our $25.0 million loan.  Additionally, in June 2013, we entered into a Loan and Security Agreement with Lenders pursuant to which the Lenders funded aggregate principal amount of $27,000,000 offset by $1,744,000 debt issuance costs and loan fees. Also, during the six months ended June 30, 2013, we paid $70,000 payment towards our Joint Venture purchase obligation.

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

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of June 30, 2013, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended June 30, 2013, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Index
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 .	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2013, we were not a party to any material legal proceeding.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for a discussion of our loss contingencies.

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

In addition, our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank requires us to maintain certain minimum cash requirements, including at least three months of cash on hand, to avoid an event of default thereunder, and if our cash reserves fall below those minimum requirements, then we could be in default under the loan agreement and subject to potential adverse remedies by the lenders, which would have a substantial and material adverse effect on our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital. We believe we have enough cash to fund operations through November 30, 2013, which includes minimum liquidity requirements of the Loan and Security Agreement, that requires us to make accrued interest payments and maintain at least three months of cash on hand to avoid an event of default under the loan agreement. At November 30, 2013, absent additional funding or debt restructuring, our cash balance may be less than the minimum liquidity amount required by the lender in the Loan and Security Agreement.  In order to continue operations through the next twelve months, we are pursuing additional cash through strategic corporate partnership and future sales of equity, in addition to our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. Our inability to obtain sufficient additional funds in the future would, at a minimum, require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could have a substantial negative effect on our results of operations and financial condition.

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

The development and manufacture of current and future generation Celution ® System devices is important to us

We must continue to develop and manufacture both the current and future generation Celution® System devices. If we are not successful in further development of the current and future generation Celution® System devices, we may not be able to compete successfully in the marketplace (technology risk), and if we experience disruptions and/or delays in our production of these devices as required by the marketplace, our operations and commercialization efforts (clinical, regulatory and/or commercial sales) we would be harmed (manufacturing risk).

Although we have significant experience in manufacturing the current Celution® System platform and its consumables at a commercial level, there can be no guarantee that we will be able to successfully develop and manufacture future generation Celution® Systems in a manner that is cost-effective or commercially viable, or that development and manufacturing capabilities might not take much longer than currently anticipated to be ready for the market.

Although we have been manufacturing the Celution® 800 System and the StemSource® 900-based Cell Bank since 2008, we cannot assure that we will be able to manufacture sufficient numbers of such products to meet future demand, or that we will be able to overcome unforeseen manufacturing difficulties for these sophisticated medical devices.

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

Future clinical trial results may differ significantly from our expectations

While we have proceeded incrementally with our clinical trials in an effort to gauge the risks of proceeding with larger and more expensive trials, we cannot guarantee that we will not experience negative results larger and much more expensive clinical trials than we have conducted to date, such as our ADVANCE acute heart attack trial in Europe, and the ATHENA feasibility trial in heart failure due to ischemic heart disease. Poor results in our clinical trials could result in substantial delays in commercialization, substantial negative effects on the perception of our products, and substantial additional costs. These risks are increased by our reliance on third parties in the performance of many of the clinical trial functions, including the clinical investigators, hospitals, and other third party service providers.

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

Index
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

Index
We and our medical devices are subject to FDA regulation

As medical devices, the Celution® System family of products, and components of the Stemsource® cell banks, must receive regulatory clearances or approvals from the FDA and, in many instances, from non-U.S. and state governments prior to their sale. The Celution® System family of products is subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs. Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices. Other statutory and regulatory requirements govern, among other things, establishment registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

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

Index
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

The termination or suspension of the BARDA contract could delay and/or adversely affect our business and our ability to further develop our Celution® System

Cytori was awarded the contract with BARDA in September 2012 with the aim to develop a new countermeasure for a combined injury involving thermal burn and radiation exposure which would be useful following a mass-casualty event.  The cost-plus-fixed-fee contract is valued at up to $106 million, with a guaranteed base period of approximately $4.7 million which includes preclinical research and the acceleration of Cytori’s ongoing development of Cytori’s ongoing development of the Celution® cell processing System (the Celution® System). Upon satisfactory proof of concept, BARDA may elect to exercise up to three contract options which will extend the contract term to up to five years if all options are exercised. BARDA may suspend or terminate this contract should we fail to achieve key objectives or milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency, the Defense Contract Audit Agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols, or whether we will be able to successfully develop our Celution® System under the contract.  If the BARDA contract were terminated or suspended, our business could be adversely affected.

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

Index
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

Index
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

As of June 30, 2013, we had 67,235,591 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline. In addition, our 2004 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under the plan, which may, among other things, result in dilution of the price of our common stock. We may also sell additional common stock in subsequent public offerings, which may adversely affect the market price of our common stock.

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

Our charter documents contain anti-takeover provisions

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable. These provisions could also prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

•	authorize our Board of Directors to issue without stockholder approval up to 5,000,000 shares of preferred stock, the rights of which will be determined at the discretion of the Board of Directors;

•	require that stockholder actions must be effected at a duly called stockholder meeting and cannot be taken by written consent;

Index
•	establish advance notice requirements for stockholder nominations to our Board of Directors or for stockholder proposals that can be acted on at stockholder meetings; and

•	limit who may call stockholder meetings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Index
Item 6.	Exhibits

Exhibit No.	Description

10.92	Loan and Security Agreement, dated June 28, 2013, by and among the Company, Oxford Finance LLC and Silicon Valley Bank. (filed herewith).

4.17	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013. (filed herewith).

4.18	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013. (filed herewith).

4.19	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013. (filed herewith).

4.20	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013. (filed herewith).

4.21	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Silicon Valley Bank pursuant to the Loan and Security Agreement dated June 28, 2013. (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: August 9, 2013		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: August 9, 2013		Mark E. Saad
Chief Financial Officer