Form 10-Q
period 2013-09-30
CYTORI THERAPEUTICS, INC.
filed 2013-11-12
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 67,270,466 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index
PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$10,205,000	$25,717,000
Accounts receivable, net of reserves of $1,218,000 and of $278,000 in 2013 and 2012, respectively	2,622,000	3,926,000
Inventories, net	4,138,000	3,175,000
Other current assets	1,128,000	1,161,000

Total current assets	18,093,000	33,979,000

Property and equipment, net of accumulated depreciation of $9,131,000 and of $8,609,000 in 2013 and 2012, respectively	1,550,000	2,174,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	—	85,000
Other assets	1,962,000	2,740,000
Intangibles, net	9,345,000	—
Goodwill	3,922,000	3,922,000

Total assets	$35,222,000	$43,250,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,471,000	$7,411,000
Current portion of long-term obligations, net of discount	1,193,000	9,784,000
Termination fee obligation	600,000	—
Puregraft divestiture obligation	608,000	—
Joint Venture purchase obligation	4,772,000	—
Warrant liability	—	418,000

Total current liabilities	12,644,000	17,613,000

Deferred revenues, related party	—	638,000
Deferred revenues	190,000	2,635,000
Option liability	—	2,250,000
Long-term deferred rent and other	754,000	756,000
Long-term obligations, net of discount, less current portion	24,822,000	12,903,000

Total liabilities	38,410,000	36,795,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2013 and 2012	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 67,270,466 and 65,914,050 shares issued and outstanding in 2013 and 2012, respectively	67,000	66,000
Additional paid-in capital	287,752,000	281,117,000
Accumulated other comprehensive loss	(142,000)	—
Accumulated deficit	(290,865,000)	(274,728,000)

Total stockholders’ (deficit) equity	(3,188,000)	6,455,000

Total liabilities and stockholders’ equity	$35,222,000	$43,250,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Product revenues	$1,616,000	$1,314,000	$4,416,000	$4,741,000

Cost of product revenues	931,000	703,000	2,296,000	2,588,000

Gross profit	685,000	611,000	2,120,000	2,153,000

Development revenues:
Development, related party	—	—	638,000	2,413,000
Development revenue	—	—	1,179,000	—
Government contracts and other	1,095,000	2,000	2,503,000	21,000
	1,095,000	2,000	4,320,000	2,434,000
Operating expenses:
Research and development	4,123,000	3,555,000	11,992,000	9,615,000
Sales and marketing	1,786,000	2,450,000	6,453,000	7,406,000
General and administrative	4,332,000	3,777,000	12,225,000	11,489,000
Change in fair value of warrant liability	—	863,000	(418,000)	1,244,000
Change in fair value of option liability	—	300,000	(2,250,000)	490,000

Total operating expenses	10,241,000	10,945,000	28,002,000	30,244,000

Operating loss	(8,461,000)	(10,332,000)	(21,562,000)	(25,657,000)

Other income (expense):
Loss on asset disposal	—	—	(257,000)	—
Loss on debt extinguishment	—	—	(708,000)	—
Interest income	1,000	—	2,000	3,000
Interest expense	(1,094,000)	(857,000)	(2,456,000)	(2,582,000)
Other income (expense), net	(96,000)	(17,000)	(392,000)	(91,000)
Gain on Puregraft divestiture	4,392,000	—	4,392,000	—
Gain on previously held equity interest in Joint Venture	—	—	4,892,000	—
Equity loss from investment in joint venture	—	(42,000)	(48,000)	(128,000)

Total other income (expense)	3,203,000	(916,000)	5,425,000	(2,798,000)

Net loss	$(5,258,000)	$(11,248,000)	$(16,137,000)	$(28,455,000)

Other comprehensive income (loss) – foreign currency translation adjustments	(108,000)	—	(142,000)	—

Net comprehensive loss	$(5,366,000)	$(11,248,000)	$(16,279,000)	$(28,455,000)

Basic and diluted net loss per common share	$(0.08)	$(0.19)	$(0.24)	$(0.49)

Basic and diluted weighted average common shares	67,248,384	58,713,036	67,147,584	58,292,911

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(16,137,000)	$(28,455,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,169,000	712,000
Amortization of deferred financing costs and debt discount	605,000	706,000
Joint Venture acquisition obligation accretion	204,000	—
Provision for doubtful accounts	938,000	99,000
Change in fair value of warrants	(418,000)	1,244,000
Change in fair value of option liabilities	(2,250,000)	490,000
Share-based compensation expense	2,723,000	2,907,000
Equity loss from investment in joint venture	48,000	128,000
Loss on asset disposal	257,000	—
Gain on previously held equity interest in Joint Venture	(4,892,000)	—
Gain on sale of assets	(4,392,000)	—
Loss on debt extinguishment	708,000	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	361,000	698,000
Inventories	(975,000)	(93,000)
Other current assets	69,000	(253,000)
Other assets	(117,000)	16,000
Accounts payable and accrued expenses	(1,080,000)	254,000
Deferred revenues, related party	(638,000)	(2,413,000)
Deferred revenues	(1,245,000)	(97,000)
Long-term deferred rent	(2,000)	180,000

Net cash used in operating activities	(25,064,000)	(23,877,000)

Cash flows from investing activities:
Purchases of property and equipment	(536,000)	(1,077,000)
Proceeds from Puregraft divestiture	5,000,000
License agreement termination fee	(600,000)	—
Cash acquired in purchase of Joint Venture	5,000	—

Net cash provided by (used in) investing activities	3,869,000	(1,077,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(22,292,000)	(210,000)
Proceeds from long-term obligations	27,000,000	—
Debt issuance costs and loan fees	(1,744,000)	—
Payments toward purchase of Joint Venture	(141,000)	—
Proceeds from exercise of employee stock options and warrants and stock purchase plan	147,000	988,000
Proceeds from sale of common stock	3,001,000	4,946,000
Costs from sale of common stock	(184,000)	(64,000)

Net cash provided by financing activities	5,787,000	5,660,000

Effect of exchange rate changes on cash and cash equivalents	(104,000)	—

Net decrease in cash and cash equivalents	(15,512,000)	(19,294,000)

Cash and cash equivalents at beginning of period	25,717,000	36,922,000

Cash and cash equivalents at end of period	$10,205,000	$17,628,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,592,000	$1,906,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid-in capital	949,000	—
Fair value of intangible assets acquired	9,394,000	—
Fair value of tangible assets acquired	260,000	—
Joint Venture purchase obligation	4,709,000	—
Fair value of previously held equity interest at acquisition date	4,928,000	—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited Consolidated Condensed Financial Statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at September 30, 2013 has been derived from the audited financial statements at December 31, 2012, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the Consolidated Financial Statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2012.

2.	Use of Estimates

The preparation of Consolidated Condensed Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, valuing the acquisition of the Olympus-Cytori Joint Venture, valuing warrants, determining the assumptions used in measuring share-based compensation expense and valuing allowances for doubtful accounts and inventories.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the Consolidated Condensed Financial Statements in the periods they are determined to be necessary.

3.	Capital Availability

We incurred net losses of $5,258,000 and $16,137,000 for the three and nine months ended September 30, 2013 and $11,248,000 and $28,455,000 for the three and nine months ended September 30, 2012, respectively.  We have an accumulated deficit of $290,865,000 as of September 30, 2013.  Additionally, we have used net cash of $25,064,000 and $23,877,000 to fund our operating activities for the nine months ended September 30, 2013 and 2012, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2013 and 2012, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.

Pursuant to the recently announced Lorem Vascular transaction and related equity purchase, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least the next twelve months, which includes minimum liquidity requirements of the Loan and Security Agreement, which requires us to maintain at least three months of cash on hand.  We have an established history of raising capital, and are currently involved in negotiations with multiple parties.  In the absence of sufficient positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives.

4.	Transactions with Olympus Corporation

Acquisition of Olympus’ Interest in the Joint Venture

Index
In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture was owned equally by Olympus and us.  We had previously accounted for our interests in the Joint Venture using the equity method of accounting, since we could not exert significant influence over the Joint Venture’s operations.

On May 8, 2013, Cytori and Olympus agreed to terminate the Olympus-Cytori Joint Venture (Termination Agreement), and Cytori acquired the remaining 50% equity interest in the Joint Venture from Olympus.  The termination of the relationship and purchase of  Olympus’ equity shares of the Joint Venture allows Cytori to regain full control of the manufacturing rights for the Celution ® system.  The purpose of the acquisition is to gain more flexibility on the manufacturing process and associated costs, enable higher margins, and speed the transition to the critical next-generation systems. In connection with the Termination Agreement, the assets acquired, liabilities assumed, and the Company’s previously held equity interest were recorded at fair value.  For valuation purposes Cytori determined the acquisition date (the date on which Cytori effectively gained full control of the equity interest previously held by Olympus) to be May 27, 2013.  The remeasurement of the previously held equity interest at the acquisition date resulted in a net gain of $4,892,000 that was recorded in the accompanying Consolidated Condensed Statements of Operations.

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

The Company calculated the fair value of the purchase consideration on the acquisition date to be $4,928,000.  This was determined using a weighted probability assessment of the payment options available to Cytori.  Present value risk-adjusted discount rates applied to the purchase consideration ranged from 9.75% to 12.75%.  The fair value calculation of the purchase consideration resulted in a discount of $1,072,000, which will be amortized to interest expense over a weighted average expected term of 1.8 years.  On a quarterly basis, the Company will reassess the probabilities of the various payment options and expected term.  Changes in the expected term and the remaining discount amount as a result of the reassessment will be recognized prospectively as an adjustment to interest expense. Upon final settlement of the purchase obligation, any difference between the amount paid and the carrying amount of the purchase obligation will be recorded as a gain or loss on extinguishment of the liability. As a result of this reassessment as of September 30, 2013 the Company believes it will settle the obligation for a total of $4.5 million, which will result in a gain of $0.6 million upon settlement.

There was no revenue or earnings from the Joint Venture included in our consolidated results subsequent to the date of acquisition.  Had the acquisition occurred on January 1, 2013, consolidated revenue would not have been affected, but our consolidated net loss would have been reduced by $48,000, the amount of our year to date equity loss from investment in Joint Venture.

Index
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

At December 31, 2012, the estimated fair value of the Put was $2,250,000.  The Put, as a previously existing contractual relationship between Olympus and Cytori, was cancelled as a result of the Joint Venture termination in May 2013 and therefore its related fair value decreased to zero as a result of the termination.  Fluctuations in the Put value are recorded in the Consolidated Condensed Statements of Operations as change in fair value of option liabilities.

5.	Warrant Liability

Warrants with exercise price reset features (down-round protection) were accounted for as liabilities, with changes in the fair value included in net loss for the respective periods.  The fair value of the liability associated with the warrants with this reset feature was $0 as of September 30, 2013, and $0 and $418,000 in gains from the change in fair value of warrants were recorded for the three and nine months ended September 30, 2013, respectively. We recorded $863,000 and $1,244,000 in losses for the three and nine months ended September 30, 2012, respectively.

All changes in the fair value of the warrants were to be recognized in earnings until such time as the warrants were exercised or they expire. These warrants expired as of August 2013. The warrants were not traded in an active securities market, and as such, we estimated the fair value of these warrants using an option pricing model with the following assumptions:

	As of September 30, 2013	As of December 31, 2012
Expected term	—	0.61 years
Common stock market price	$—	$2.80
Risk-free interest rate	—	0.11%
Expected volatility	—	73.88%
Resulting fair value (per warrant)	$—	$0.20

Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that corresponded to the expected term of the warrants. We believe this method produced an estimate that was representative of our expectations of future volatility over the expected term of these warrants. The expected life was based on the remaining contractual term of the warrants. The risk-free interest rate was the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that was closest to the expected term of the warrants. The fair value of these warrants also incorporated our assumptions about future equity issuances and their impact to the down-round protection feature.

Index
Fluctuations in the fair value of the warrants were impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and its impact to the down-round protection feature. Significant increases (decreases) in this input in isolation would have resulted in a significantly higher (lower) fair value measurement.

6.	Long-term Debt

On June 28, 2013 we entered into a Loan and Security Agreement (Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (together, the “Lenders”), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (Term Loan), subject to the terms and conditions set forth in the loan agreement.  The Term Loan accrues interest at a fixed rate of 9.75% per annum.  Pursuant to the Loan Agreement, we are required to make interest only payments through July 1, 2014 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through July 1, 2017, the maturity date. However, if we achieve a specified revenue threshold for the period of 12 months from the date of the loan agreement through June 30, 2014, the interest only period will be extended to February 1, 2015. All unpaid principal and interest with respect to the Term Loan is due and payable in full on July 1, 2017. At maturity of the Term Loan, or the earlier repayment in full following a voluntary prepayment or upon acceleration, the Company is required to make a final payment fee in an aggregate amount equal to $1,620,000.  In connection with the Term Loan, on June 28, 2013, we issued to the Lenders warrants to purchase up to an aggregate of 596,553 shares of our common stock at an exercise price of $2.26 per share.  These warrants are immediately exercisable and will expire on June 28, 2020.

In connection with the funding of the Loan Agreement, we prepaid all outstanding amounts under the prior loan agreement, at which time the Company’s obligations under the prior loan agreement immediately terminated. The Company paid to the prior agent and the prior lenders approximately $18,866,000, consisting of the then outstanding principal balance due of approximately $17,325,000, accrued but unpaid interest of approximately $119,000, a final payment fee (net of fees waived or refunded by the Lenders under the new loan agreement) of approximately $1,078,000, a prepayment fee (net of fees waived or refunded by the Lenders under the new loan agreement) of approximately $312,000 and other customary lender fees and expenses.

The net proceeds of the Term Loan, after payment of lender fees and expenses and prepaying all the outstanding amounts relating to the prior loan agreement, were approximately $7.8 million.

For the continuing Lenders, we accounted for this amendment as a debt modification.  Accordingly, related fees of $1,942,000 were recorded as debt discount, and along with the unamortized debt discount will be amortized as an adjustment of interest expense using the effective interest method.  For one existing lender that did not participate in the Term Loan, the payoff of their loan was accounted for as debt extinguishment.  Accordingly, a loss on debt extinguishment of $708,000 was recorded, which includes that lender’s portion of unamortized fees and discounts along with prepayment and final payment fees.

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders was calculated utilizing the Black-Scholes option pricing model. We are amortizing the resulting additional discount of $949,000 to interest expense over the term of the loan using the effective interest method.  The overall effective interest rate for the Term Loan is 13.92%. The Term Loan are collateralized by the tangible assets of the company, including a security interest in substantially all of its existing and after-acquired assets.

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

Concentration of Significant Customers

Three distributors comprised 39% of our revenue recognized for the nine months ended September 30, 2013.  Three direct customers and one distributor accounted for 54% of total outstanding accounts receivable as of September 30, 2013.

One direct customer comprised 16% of our revenue recognized for the nine months ended September 30, 2012.  Three direct customers accounted for 44% of total outstanding accounts receivable as of September 30, 2012.

Product revenues, classified by geographic location, are as follows:

	Nine months ended

	September 30, 2013		September 30, 2012
	Product Revenues	% of Total	Product Revenues	% of Total

North America	$822,000	19%	$810,000	17%
Japan	1,892,000	43%	2,273,000	48%
Europe	865,000	19%	1,006,000	21%
Other countries	837,000	19%	652,000	14%
Total product revenues	$4,416,000	100%	$4,741,000	100%

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

Index
We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services were not separable and as a result the recognition of this deferred amount as revenue required achievement of service related milestones, under a proportional performance methodology.  Revenue was recognized as the above mentioned R&D milestones were completed. Of the amounts received and deferred, we recognized the last remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway.  During 2012, we recognized $2,413,000 for the three and six months ended June 30, 2012 as a result of completion of two remaining clinical milestones for the APOLLO and PRECISE clinical trials. As of September 30, 2013, there are no deferred amounts under this contract.

Refer to Note 14 for discussion about our arrangement with Senko.

8.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	September 30, 2013	December 31, 2012

Raw materials	$1,900,000	$1,384,000
Work in process	473,000	404,000
Finished goods	1,765,000	1,387,000
	$4,138,000	$3,175,000

9.	Share-Based Compensation

Stock Options

During the first quarter of 2013, we issued to our executive officers and directors options to purchase an aggregate of 1,897,000 shares of our common stock, with four-year vesting for our officers and two-year vesting for our directors. The grant date fair value of the awards granted to our officers was $1.80 per share for options with an exercise price of $2.74 (which was the fair market value of our common stock on the date of grant) and $1.49 per share for options with an exercise price of $5.00, respectively.  The grant date fair value of the awards granted to our directors was $1.84 per share for options with an exercise price of $2.80 (which was the fair market value of our common stock on the date of grant). The resulting share-based compensation expense of $3,235,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

During the first quarter of 2013, we issued a grant to our non-executive employees options to purchase an aggregate of 552,350 shares of our common stock, with four-year vesting. The grant date fair value of the awards was $1.92 per share and $1.64 per share, respectively, due to the awards being granted on two different dates. The resulting share-based compensation expense of $974,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

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

Index
Restricted Stock Awards

During the first quarter of 2012, we issued to our executive officers 190,000 shares of restricted stock.  The stock award vested on January 10, 2013 and the resulting share-based compensation expense of $602,000 was recognized as expense over the vesting period.

Performance-Based Restricted Stock Awards

In January 2012, we granted 276,375 performance-based restricted stock awards under the 2004 Equity Incentive Plan.  The awards provide certain employees until December 31, 2012 to achieve certain performance goals established by the Compensation Committee. In January 2013, the Compensation Committee reviewed the employees performance against the performance goals and allowed only a portion of the awards to continue vesting based on partial achievement of the goals.  As a result of this decision, 86,229 shares with fair value of $2.74 per share will continue vesting under the terms of the grant.   Since we have not recognized any expense relating to these shares through December 31, 2012, additional compensation expense of $236,000 resulting from this grant modification will be recognized from the modification date through the vesting date of January 2014.  We recognized $92,000 and $252,000 of compensation expense related to performance-based awards during the three and nine months ended September 30, 2013, respectively.

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three months ended September 30, 2013 and 2012, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 17,212,805 for the three and nine month periods ended September 30, 2013 and 18,193,938 for the three and nine month periods ended September 30, 2012, respectively.

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

The components of accumulated other comprehensive loss are as follows:

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013

	Foreign currency translation adjustments	Accumulated other comprehensive loss	Foreign currency translation adjustments	Accumulated other comprehensive loss

Beginning balance	$(34,000)	$(34,000)	$—	$—
Net current period other comprehensive loss	(108,000)	(108,000)	(142,000)	(142,000)
Ending balance	$(142,000)	$(142,000)	$(142,000)	$(142,000)

12.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of September 30, 2013, we have pre-clinical research study obligations of $23,000 (all of which are expected to be complete within a year) and clinical research study obligations of $4,080,000 ($3,530,000 of which are expected to be complete within a year).  Should the timing of the pre-clinical and clinical trials change, the timing of the payment of these obligations would also change.

Index
During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of September 30, 2013, we have minimum purchase obligations of $850,000 (all of which are expected to be paid within a year).

We have entered into several lease agreements for our headquarters office location as well as international office locations. As of September 30, 2013, we have remaining lease obligations of $7,981,000 ($2,180,000 of which are expected to be completed within a year).

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

Refer to note 6 for a discussion of our commitments and contingencies related to our long-term obligations.

Refer to note 4 for a discussion of our commitments and contingencies related to our transactions with Olympus.

Refer to note 14 for a discussion of our commitments and contingencies related to our arrangements with Senko.

13.	Sale and Exclusive License/Supply Agreement with Bimini Technologies LLC

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

In connection with the sale, Bimini granted to the Company an exclusive, perpetual, royalty bearing license to market and sell the Puregraft products for use in combination with adipose derived regenerative cells, and non-exclusive rights for use in connection with the Company’s licensed cell and tissue banks. The Company will supply Puregraft products to Bimini on an interim basis until the Company transfers the manufacturing of the Puregraft products to Bimini. After the transfer, Bimini will supply the Puregraft products to the Company.

Pursuant to the sale agreement, the Company has also granted to Bimini the global, exclusive, perpetual, irrevocable royalty bearing license to purchase from Cytori, use and sell the Celution® System products for Alopecia (hair loss). Cytori will supply Celution devices and consumable sets to Bimini, and Bimini will be responsible for all costs associated with commercial development in the Alopecia market. Bimini has also been granted an exclusive option through the end of 2013 to license Celution products for the global aesthetics market.

The agreement includes certain obligations to be performed by the Company on the behalf of Bimini, which includes transferring the manufacturing of Puregraft products to an agreed upon third party on or before December 31, 2014 and training. The Company recorded a gain on the Puregraft divestiture of $4.4 million in the accompanying Consolidated Condensed Statements of Operations, which is net of $608,000 in estimated future transfer and training obligations. Bimini is obligated to make certain additional milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft products.

14.	Thin Film Japan Distribution Agreement

In 2004, the Company entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan and are responsible for the completion of the initial regulatory application to the Ministry of Health, Labor and Welfare (MHLW) and commercialization of the Thin Film product line in Japan.  The Distribution Agreement with Senko was to commence upon “commercialization.”  Essentially, commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  At the inception of this arrangement, we received a $1,500,000 license fee which was recorded as deferred revenues in 2004.  Half of the license fee was refundable if the parties agree commercialization is not achievable and a proportional amount was refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-commercialization.  We have also received $1,250,000 in milestone payments from Senko.

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

During the three and nine months ended September 30, 2013, our aggregate installment payments paid were $200,000 and $600,000, respectively.  As of September 30, 2013 we have a remaining termination fee obligation of $600,000.

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

•   Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	September 30, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,644,000	$4,644,000	$—	$—

Liabilities:
Warrant liability	$—	$—	$—	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,145,000	$6,145,000	$—	$—

Liabilities:
Put option liability	$(2,250,000)	$—	$—	$(2,250,000)
Warrant liability	$(418,000)	$—	$—	$(418,000)

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

The following table summarizes the change in our Level 3 put option liability value:

Put option liability	Three months ended September 30, 2013	Nine months ended September 30, 2013

Beginning balance	$—	$(2,250,000)
Decrease in fair value recognized in operating expenses	—	2,250,000
Ending balance	$—	$—

Index
Put option liability	Three months ended September 30, 2012	Nine months ended September 30, 2012

Beginning balance	$(2,100,000)	$(1,910,000)
Increase in fair value recognized in operating expenses	(300,000)	(490,000)
Ending balance	$(2,400,000)	$(2,400,000)

Common stock purchase warrants issued in connection with our August 2008 private equity placement do not trade in an active securities market, and as such, we estimated the fair value of these warrants using the option pricing model (see note 5).  Some of the significant inputs are observable in active markets, such as common stock market price, volatility, and risk free rate.  The fair value of these warrants also incorporate our assumptions about future equity issuances and their impact to the down-round protection feature. Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 warrant liability value:

Warrant liability	Three months ended September 30, 2013	Nine months ended September 30, 2013

Beginning balance	$—	$(418,000)
Decrease in fair value recognized in operating expenses	—	418,000
Ending balance	$—	$—

Warrant liability	Three months ended September 30, 2012	Nine months ended September 30, 2012

Beginning balance	$(1,008,000)	$(627,000)
Increase in fair value recognized in operating expenses	(863,000)	(1,244,000)
Ending balance	$(1,871,000)	$(1,871,000)

The Company measures the fair value of its assets acquired and liabilities assumed in business acquisition.  See Note 4 for discussion of fair value measurements of certain assets recorded at fair value on a non-recurring basis.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of September 30, 2013.

The warrants related to our warrant liability have expired as of August 2013 and the put options were eliminated as a part of the Joint Venture acquisition.

16.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2013 and December 31, 2012, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

Index
At September 30, 2013 and December 31, 2012, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	September 30, 2013		December 31, 2012

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$25,979,000	$25,950,000	$22,425,000	$22,608,000

Carrying value is net of debt discount of $2,670,000 and $917,000 as of September 30, 2013 and December 31, 2012, respectively.

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

17.	Stockholders’ Equity

Common Stock

On December 13, 2010 we raised $10,000,000 in gross proceeds from a sale of 1,428,571 shares of unregistered common stock to Astellas Pharma Inc. for $7.00 per share in a private stock placement.  Pursuant to the terms of the purchase agreement, we granted Astellas Pharma Inc. a two year right of first refusal to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions. In addition, we have agreed to use reasonable efforts to file a registration statement with the Securities and Exchange Commission to register the shares of common stock for resale upon the request of Astellas Pharma Inc.  We also granted Astellas Pharma Inc. a non-voting observer seat on our Board of Directors and the right to designate a representative member to our Scientific Advisory Board.  The $10,000,000 in total proceeds we received exceeded the market value of our stock at the completion of the purchase agreement.  The $2,526,000 difference between the proceeds received and the fair market values of our common stock was recorded as a component of deferred revenues in the accompanying Consolidated Balance Sheet.  This difference was recorded as deferred revenue since, conceptually, the excess proceeds represent a value paid by Astellas Pharma Inc. attributable to the scientific advisory board seat, the non-voting observer seat on our Board of Directors, and the two year right of first refusal  to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions, rather than an additional equity investment in Cytori.  We recognized this deferred amount as development revenue upon the expiration of the two year period in December 2012.  We are still actively involved in discussions with Astellas Pharma, Inc. about a potential future development and commercialization collaboration with us.

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

During the three and nine months ended September 30, 2013, we incurred approximately $0 and $46,000, respectively, and $22,000 and $73,000 during the three and nine months ended September 30, 2012, respectively, in royalty costs in connection with sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. Joint Venture.  Additionally, in February 2012, we purchased second generation Celution® Systems and consumable sets from the Olympus-Cytori, Inc. Joint Venture, at a formula-based transfer price aggregating to $1,048,000.  As of September 30, 2013 and December 31, 2012, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.  Refer to note 4 for discussion of the termination of the Olympus-Cytori Joint Venture.

Index
18.	Subsequent Events

On November 4, 2013, we entered into a partnership with Lorem Vascular to commercialize Cytori’s Cell Therapy for the cardiovascular, renal and diabetes markets in China, Hong Kong, Malaysia, Singapore and Australia. Under this agreement, Lorem Vascular committed to pay up to $500 million in milestone license fees and $7 million in initial product purchase commitments. Cytori is also to receive $24 million upfront in connection with Lorem Vascular’s purchase of 8 million shares of our unregistered common stock.   The $24 million will be received in two closings of $12 million each. The initial closing has already occurred, and the second $12 million closing payment will be received prior to the end of 2013. Lorem Vascular initial product purchases will consist of $7 million in Celution® devices and consumables with a $2 million order placed immediately and a $5 million order to be placed following regulatory approval in China.  Lorem and Cytori have implemented a regulatory plan in China and anticipate approval in 2014.

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

Index
While we continue focused development of the cardiovascular disease market, we have continued efforts to develop new therapeutic applications for Cytori’s Cell Therapy. We are currently commercializing the Celution® System under select medical device clearances in Europe, Japan, and other regions. The early sales of systems, consumables and ancillary products contributes margins that partially offset our operating expenses and play an important strategic role in fostering familiarity within the medical community with our technology.  These sales have also facilitated the discovery of new applications for Cytori’s Cell Therapy by customers conducting investigator-initiated and funded research.

Development Pipeline

The primary therapeutic areas currently within our development pipeline are cardiovascular disease, specifically heart failure due to ischemic heart disease, and the treatment of thermal burns.

In the U.S., we are conducting our ATHENA trial, a prospective, double blind, placebo-controlled, multi-center trial in up to 45 patients with ischemic heart disease. The trial will measure several endpoints, including peak oxygen consumption (VO2 max). Additional endpoints include perfusion defect, left ventricle end-systolic and diastolic volume and ejection fraction at six and 12 months, NYHA functional class and health-related quality of life. In the third quarter, the FDA approved expanding the ATHENA trial from six trial centers to a total of eight centers. In addition, we also received approval from the FDA to expand the ATHENA program to include a higher cell dose. This trial, ATHENA II, will enroll 45 patients at up to 10 centers, including most of the centers in ATHENA I and will begin enrolling in the first quarter of 2014.

ADVANCE is our European clinical trial for acute myocardial infarction (heart attack). As part of a comprehensive evaluation of our global cardiovascular strategy, resource utilization and development priorities, we have discontinued enrollment in the ADVANCE trial as of September 30, 2013.  All evidence to date supports the current, known safety profile for Cytori’s Cell Therapy and the patients enrolled in the trial will continue to be followed according to the protocol. The outcomes will be fully analyzed in conjunction with the existing safety and feasibility data from the APOLLO acute myocardial infarction trial.  We will focus our internal and financial resources on the highest clinical development priority, which is the expanded U.S. ATHENA trial.

We have completed two European pilot trials investigating Cytori’s Cell Therapy for cardiovascular disease. We have reported long term, 18-month data from the PRECISE trial for chronic myocardial ischemia, which showed that Cytori’s Cell Therapy demonstrated safety and sustained improvement in cardiac functional capacity as measured by VO2 max. Results from the APOLLO trial for acute heart attack demonstrated safety and sustained improvement in infarct size.

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

Index
Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and StemSource® Cell Banks.

The following table summarizes the components for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Product revenues - third party	$1,616,000	$1,314,000	$4,416,000	$4,741,000

We experienced an increase in product revenue during three months ended and a decrease in product revenue during the nine months ended September 30, 2013 as compared to the same periods in 2012, due principally to the product mix comprising revenue for each period and anticipated timing associated with larger system related sales.

The future:  We expect to continue to generate product revenues from a mix of Celution® and StemSource® System and consumables sales. We will sell the products to a diverse group of customers in Europe, Asia and the U.S., who may apply the products towards reconstructive surgery, soft tissue repair, research, aesthetics, and cell and tissue banking as approved in each country. Additionally, as a result of Class I Device Clearance for Celution® and a number of our other products in Japan, we anticipate to sell these products to researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori’s Cell Therapy.  As a result of sale of our Puregraft® product line discussed in note 13 of the Consolidated Condensed Financial Statements, we do not expect significant revenues from that product line in the foreseeable future.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Cost of product revenues	$911,000	$683,000	$2,234,000	$2,532,000
Share-based compensation	20,000	20,000	62,000	56,000
Total cost of product revenues	$931,000	$703,000	$2,296,000	$2,588,000
Total cost of product revenues as % of product revenues	57.6%	53.5%	52.0%	54.6%

Cost of product revenues as a percentage of product revenues was 57.6% and 52.0% for the three and nine months ended September 30, 2013 and 53.5% and 54.6% for the three and nine months ended September 30, 2012, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocation of overhead.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Index
Development revenues

The following table summarizes the components of our development revenues for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Development (Olympus)	$—	$—	$638,000	$2,413,000
Development (Senko)	—	—	1,179,000	—
Government contract (BARDA)	1,113,000	—	2,503,000	—
Other	(18,000)	2,000	—	21,000
Total development revenues	$1,095,000	$2,000	$4,320,000	$2,434,000

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

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, could cover clinical development through FDA approval under a device-based PMA regulatory pathway. This is a cost reimbursement contract and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012. To receive funds under this arrangement, we are required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the contract agreement between BARDA and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to develop a new countermeasure for thermal burns, and (iii) file appropriate forms and follow appropriate protocols established by BARDA.  During the three months and nine months ended September 30, 2013, we incurred $1,035,000 and $2,328,000 in qualified expenditures. We recognized a total of $1,113,000 and $2,503,000 in revenues for the three and nine months ended September 30, 2013, respectively, which included allowable fees as well as cost reimbursements. There were no comparable revenues and expenditures for the three and nine months ended September 30, 2012.

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

Index
The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

General research and development	$3,968,000	$3,415,000	$11,540,000	$9,134,000
Share-based compensation	155,000	140,000	452,000	481,000
Total research and development expenses	$4,123,000	$3,555,000	$11,992,000	$9,615,000

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications.

The overall increase in research and development expenses for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 is due to increases in salary and related benefits expense (excluding share-based compensation) of $161,000 and $546,000, an increase in professional services expenses of $285,000 and $473,000 and increased research supplies expense of $167,000 and $394,000  partially offset by a decrease in clinical costs of $354,000 during the three months ended September 30, 2013, associated with timing of efforts related to our clinical trials, BARDA related development work and regulatory activities.

The future:  We expect research and development expenditures to increase in the remainder of 2013 as we continue enrollment in our US trial ATHENA, begin enrollment in our US trial ATHENA II, continue development work under our BARDA contract, and as we seek additional regulatory clearances and potentially seek to initiate additional trials or patient registries during 2013.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Sales and marketing	$1,625,000	$2,306,000	$5,910,000	$6,877,000
Share-based compensation	161,000	144,000	543,000	529,000
Total sales and marketing expenses	$1,786,000	$2,450,000	$6,453,000	$7,406,000

The decrease in sales and marketing expense during the three and nine months ended September 30, 2013 as compared to the same periods in 2012 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $225,000 and $449,000 and decrease in travel and entertainment expenses of $122,000 and $193,000.

The future:  We expect sales and marketing expenditures to remain relatively stable in the remainder of 2013.

Index
General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

General and administrative	$3,783,000	$3,152,000	$10,559,000	$9,648,000
Share-based compensation	549,000	625,000	1,666,000	1,841,000
Total general and administrative expenses	$4,332,000	$3,777,000	$12,225,000	$11,489,000

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, general and administrative expenses (excluding share-based compensation) increased primarily due to a non-cash accounts receivable charge of $750,000 related to past-due accounts.

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

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Cost of product revenues	$20,000	$20,000	$62,000	$56,000
Research and development-related	155,000	140,000	452,000	481,000
Sales and marketing-related	161,000	144,000	543,000	529,000
General and administrative-related	549,000	625,000	1,666,000	1,841,000
Total share-based compensation	$885,000	$929,000	$2,723,000	$2,907,000

Most of the share-based compensation expenses for the three and nine months ended September 30, 2013 and 2012 related to the vesting of stock option and restricted stock awards to employees.

See Notes to the Consolidated Condensed Financial Statements for disclosure and discussion of share based compensation.

The future.  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of September 30, 2013 the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $5,550,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.89 years.

Index
Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Change in fair value of warrant liability	$—	$863,000	$(418,000)	$1,244,000

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs, such as stock price, volatility, remaining life and others.

The future: Warrant liability fair value was $0 as of September 30, 2013 and no future changes in the fair value of the warrant liability are expected to be recognized in earnings as the warrants expired in August 2013.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Change in fair value of put option liability	$—	$300,000	$(2,250,000)	$490,000

Changes in fair value of our put option liability are due to changes in assumptions used in estimating the value of the Put, such as bankruptcy threshold for Cytori, fair value of the Olympus-Cytori, Inc. Joint Venture, volatility and others.

The future: The Put was cancelled as a result of the Joint Venture termination as such we will not be recognizing any changes in fair value of put option liability in the future.

Loss on asset disposal

The following table summarizes our loss on asset disposal for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012
Loss on asset disposal	$—	$—	$(257,000)	$—

There was no loss on asset disposal during the quarter ended September 30, 2013. During the quarter ended June 30, 2013, we identified certain Celution® One equipment that was initially purchased from the Joint Venture with the purpose of being used in our clinical studies.  This equipment was manufactured with a configuration that can no longer be used in our studies.  The related net book value of $257,000 was recorded as loss on asset disposal.

Index
Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012

Loss on debt extinguishment	$—	$—	$(708,000)	$—
Interest income	1,000	—	2,000	3,000
Interest expense	(1,094,000)	(857,000)	(2,456,000)	(2,582,000)
Other income (expense)	(96,000)	(17,000)	(392,000)	(91,000)
Total	$(1,189,000)	$(874,000)	$(3,554,000)	$(2,670,000)

•	In connection with the June 28, 2013 Loan and Security Agreement (Loan Agreement), a loss on debt extinguishment was recorded that relates to the payoff of the prior loan obligation. See Notes to Consolidated Condensed Financial Statements for further information.

•	In June 2013, we entered into a Loan and Security Agreement, pursuant to which the Lenders funded an aggregate principal amount of $27.0 million. The proceeds from the June 2013 loan were used to repay the prior loan obligation and related fees. Interest expense increased for the three months ended September 30, 2013 as compared to the same period in 2012 due to the interest only payments on the new loan entered into in June 2013. Interest expense decreased for the nine months ended September 30, 2013 as compared to the same period in 2012 due to principal payments made on the prior loan obligations.

•	The changes in other income (expense) during the three and nine months ended September 30, 2013 as compared to the same periods in 2012 resulted primarily from changes in foreign currency exchange rates.

The future: Interest income earned in the remainder of 2013 will be dependent on our levels of funds available for investment as well as general economic conditions.  We expect interest expense in 2013 to increase as a result of increased loan principal balance of $27.0 million of the Term Loan that was funded in June 2013.

Gain on divestiture of Puregraft Product line

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

The agreement includes certain obligations to be performed by the Company on the behalf of Bimini, which includes transferring the manufacturing of Puregraft products to an agreed upon third party on or before December 31, 2014 and training. The Company recorded a gain on the Puregraft divestiture of $4.4 million in the accompanying Consolidated Condensed Statements of Operations, which is net of $608,000 in estimated future transfer and training obligations. Bimini is obligated to make certain additional milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft products.

Gain on previously held equity interest and equity loss from investment in Joint Venture

The following table summarizes our gain on the previously held equity interest and the equity loss from investment in our joint venture with Olympus for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,

	2013	2012	2013	2012
Gain on previously held equity interest	$—	$—	$4,892,000	$—
Equity loss in investment	—	(42,000)	(48,000)	(128,000)
Total	$—	$(42,000)	$4,844,000	$(128,000)

Gain on previously held equity interest represents the effect of re-measuring our equity interest in connection with the May 2013 acquisition of the remaining interest in the Olympus-Cytori Joint Venture.  See Notes to the Consolidated Condensed Financial Statements for discussion of our Joint Venture Termination Agreement.

The equity losses relate entirely to our previously existing 50% equity interest in the Joint Venture, which prior to the termination of the Joint Venture, was accounted for using the equity method of accounting.

Index
Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012

Cash and cash equivalents	$10,205,000	$25,717,000

Current assets	$18,093,000	$33,979,000
Current liabilities	12,644,000	17,613,000
Working capital	$5,449,000	$16,366,000

We incurred net losses of $5,258,000 and $16,137,000 for the three and nine months ended September 30, 2013 and $11,248,000 and $28,455,000 for the three and nine months ended September 30, 2012, respectively.  We have an accumulated deficit of $290,865,000 as of September 30, 2013.  Additionally, we have used net cash of $25,064,000 and $23,877,000 to fund our operating activities for the nine months ended September 30, 2013 and 2012, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2013 and 2012, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

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

Pursuant to the recently announced Lorem Vascular transaction and related equity purchase, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least the next twelve months, which includes minimum liquidity requirements of the Loan and Security Agreement, which requires us to maintain at least three months of cash on hand.  We have an established history of raising capital, and are currently involved in negotiations with multiple parties.  In the absence of sufficient positive cash flows from operations, no assurance can be given that we can generate sufficient revenue to cover operating costs or that additional financing will be available to us and, if available, on terms acceptable to us in the future.

The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives.

The following summarizes our contractual obligations and other commitments at September 30, 2013, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$28,677,000	$1,324,000	$17,428,000	$9,925,000	$—
Interest commitment on long-term obligations	6,451,000	2,632,000	3,443,000	376,000	—
Operating lease obligations	7,981,000	2,180,000	3,713,000	2,088,000	—
Minimum purchase requirements	850,000	850,000	—	—	—
License termination fee obligation	600,000	600,000	—	—	—
Puregraft divestiture obligation	608,000	608,000
Joint Venture purchase obligation*	4,772,000	4,772,000	—	—	—
Pre-clinical research study obligations	23,000	23,000	—	—	—
Clinical research study obligations	4,080,000	3,530,000	550,000	—	—
Total	$54,042,000	$16,519,000	$25,134,000	$12,389,000	$—

Index
* The Company has various payment options which could result in the acceleration or deferral of the Joint Venture purchase obligation.  See Notes to the Consolidated Condensed Financial Statements for discussion of our acquisition of Olympus’ interest in the Joint Venture.

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2013 and 2012 is summarized as follows:

	For the nine months ended September 30,
	2013	2012

Net cash used in operating activities	$(25,064,000)	$(23,877,000)
Net cash provided by (used in) investing activities	3,869,000	(1,077,000)
Net cash provided by financing activities	5,787,000	5,660,000
Effect of exchange rate changes on cash and cash equivalents	(104,000)	—
Net decrease in cash and cash equivalents	(15,512,000)	(19,294,000)

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $21,562,000 for the nine months ended September 30, 2013.  The operating cash impact of this loss was $25,064,000, after adjusting for the recognition of non-cash development revenues of $1,817,000, non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash provided in investing activities for the nine months ended September 30, 2013 resulted from cash outflows for payment of a license termination fee of $600,000 and for purchases of property and equipment and cash inflows from sale of Puregraft product line.

Net cash used in investing activities for the nine months ended September 30, 2012 resulted from cash outflow for purchases of property and equipment.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2013 related primarily to a sale of 1,053,000 shares for approximately $3,001,000 in gross proceeds in connection with the underwriter exercising the option to purchase additional shares relating to our December 2012 public offering offset by principal payments of $22,292,000 primarily relating to our $25.0 million loan.  Additionally, in June 2013, we entered into a Loan and Security Agreement with Lenders pursuant to which the Lenders funded aggregate principal amount of $27,000,000 offset by $1,744,000 debt issuance costs and loan fees. Also, during the nine months ended September 30, 2013, we paid $141,000 payment towards our Joint Venture purchase obligation.

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

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements included in our 10-K for disclosure and discussion of new accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of September 30, 2013, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended September 30, 2013, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Index
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 .	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2013, we were not a party to any material legal proceeding.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for a discussion of our loss contingencies.

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

In addition, our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank requires us to maintain certain minimum cash requirements, including at least three months of cash on hand, to avoid an event of default thereunder, and if our cash reserves fall below those minimum requirements, then we could be in default under the loan agreement and subject to potential adverse remedies by the lenders, which would have a substantial and material adverse effect on our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital. Pursuant to the recently announced Lorem Vascular transaction and related equity purchase, we believe we have sufficient cash to fund operations through at least the next twelve months, which includes minimum liquidity requirements of the Loan and Security Agreement, which requires us to maintain at least three months of cash on hand and make accrued interest payments to avoid an event of default under the loan agreement. In addition to the Lorem Vascular transaction we are pursuing additional cash through strategic corporate partnerships and may engage in future sales of equity, in addition to our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. Our inability to obtain sufficient additional funds in the future would, at a minimum, require us to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could have a substantial negative effect on our results of operations and financial condition.

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

Index
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

Index
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

Index
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

As of September 30, 2013, we had 67,270,466 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline. In addition, our 2004 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under the plan, which may, among other things, result in dilution of the price of our common stock. We may also sell additional common stock in subsequent public offerings, which may adversely affect the market price of our common stock.

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

Index
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Index
Item 6.	Exhibits

Exhibit No.	Description

3.4	Certificate of Amendment of Certificate of Incorporation, dated September 23, 2013

10.93	Puregraft Sale-License-Supply Agreement, dated July 30, 2013, by and among the Company and Bimini Technologies LLC. (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Christopher J. Calhoun
Dated: November 12, 2013		Christopher J. Calhoun
Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: November 12, 2013		Mark E. Saad
Chief Financial Officer