Form 10-Q/A
period 2013-09-30
CYTORI THERAPEUTICS, INC.
filed 2014-02-12
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34375

CYTORI THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0827593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3020 CALLAN ROAD, SAN DIEGO, CALIFORNIA	92121
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (858) 458-0900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2013, there were 67,270,466 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Cytori Therapeutics, Inc. (“Cytori” or the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its quarterly report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2013 (the “Form 10-Q”), as an exhibit-only filing solely for the purpose of amending Exhibit 10.93 filed with the Form 10-Q to reflect changes made to portions of that exhibit. No other information included in the Form 10-Q is amended by this Form 10-Q/A.

Except as described above, the Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this amendment to the Company’s financial statements.

PART II-OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

3.4†	Certificate of Amendment of Certificate of Incorporation, dated September 23, 2013.

10.93*	Puregraft Sale-License-Supply Agreement, dated July 30, 2013, by and among the Company and Bimini Technologies LLC. (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1#	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Cytori has requested confidential treatment with respect to certain portions of this exhibit.
†	Filed with the Securities and Exchange Commission as part of the original Form 10-Q on November 12, 2013.
#	Furnished to the Securities and Exchange Commission as part of the original Form 10-Q on November 12, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

Date: February 12, 2014	/s/ Mark E. Saad
Mark E. Saad
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.4†	Certificate of Amendment of Certificate of Incorporation, dated September 23, 2013.

10.93*	Puregraft Sale-License-Supply Agreement, dated July 30, 2013, by and among the Company and Bimini Technologies LLC. (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1#	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.INS#	XBRL Instance Document

101.SCH#	XBRL Schema Document

101.CAL#	XBRL Calculation Linkbase Document

101.LAB#	XBRL Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Cytori has requested confidential treatment with respect to certain portions of this exhibit.
†	Filed with the Securities and Exchange Commission as part of the original Form 10-Q on November 12, 2013.
#	Furnished to the Securities and Exchange Commission as part of the original Form 10-Q on November 12, 2013.