Form 10-K
period 2013-12-31
CYTORI THERAPEUTICS, INC.
filed 2014-03-14
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $151,583,057 based on the closing sales price of the registrant’s common stock on June 28, 2013 as reported on the Nasdaq Global Market, of $2.30 per share.

As of February 28, 2014, there were 75,448,207 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, within 120 days after the registrant’s fiscal year end of December 31, 2013, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

These statements include, without limitation, statements about our anticipated expenditures, including those related to clinical research studies and general and administrative expenses; the potential size of the market for our products, future  development and/or expansion of our products and therapies in our markets, our ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described under the “Risk Factors” in Item 1A of Part I above, which we encourage you to read carefully.

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

General

Cytori (NASDAQ: CYTX) develops cell therapies uniquely optimized and formulated for specific therapeutic applications, with a core focus on cardiovascular disease, thermal burns and other soft tissue injuries. Cytori Cell Therapy is a treatment utilizing a mixed population of adult stem and regenerative cells from fat tissue (ADRC’s) that are extracted using our innovative and proprietary Celution® System technology. Our Celution® System technology automates the complex process of digesting fat tissue, releasing the ADRCs, and concentrating them into an optimized and proprietary formulation in a sterile environment. The system is comprised of a central device and single-use, per-procedure consumable cartridges. The business model is based on the sale of the device and generating recurring revenue from the cartridges that are utilized in each procedure.

In the U.S. our goal is to bring Cytori Cell Therapy to market for treatment of heart failure due to ischemic heart disease through Cytori-sponsored clinical development efforts and to develop a treatment for thermal burns combined with radiation injury under a contract from BARDA, a division of the U.S. Department of Health and Human Services.

In addition to our targeted therapeutic development, we have continued to commercialize the Celution® System under select medical device clearances to research customers developing new therapeutic applications for Cytori Cell Therapy in Europe, Japan, and other regions. The early sales of systems, consumables and ancillary products contributes margins that partially offset our operating expenses and play an important strategic role in fostering familiarity within the medical community with our technology.  These sales have also facilitated the discovery of new applications for Cytori Cell Therapy by customers conducting investigator-initiated and funded research.

Cardiovascular Disease

Cardiovascular disease is the most advanced therapeutic application of Cytori Cell Therapy in clinical development. In 2013, we further refined our therapeutic focus to concentrate efforts on our U.S. ATHENA trial for patients with heart failure due to ischemic heart disease.

ATHENA is a FDA approved, multi-center, randomized, double blind, placebo controlled, safety and feasibility trial utilizing Cytori Cell Therapy in ischemic heart failure patients. The trial is expected to enroll up to 45 patients at eight sites in the United States. Enrollment in the ATHENA trial is ongoing and we expect to report initial results from the study approximately 8 months after the last patient is treated. In 2013, we received approval from the FDA for ATHENA II to study a higher dose in the same population of patients. ATHENA II will enroll an additional 45 patients at ten trial sites. Enrollment at two new trial centers will start in the first half of 2014; enrollment will begin at the eight ATHENA trial centers immediately following completion of ATHENA enrollment. We anticipate full data from both ATHENA and ATHENA II in 2015.

ADVANCE is our European clinical trial for acute myocardial infarction (heart attack). As part of a comprehensive evaluation of our global cardiovascular strategy, resource utilization and development priorities, we determined to discontinue the ADVANCE trial as of September 30, 2013. All evidence to date supports the current, known safety profile for Cytori’s Cell Therapy and the patients enrolled in the trial will continue to be followed according to the protocol. The outcomes will be fully analyzed in conjunction with the existing safety and feasibility data from the APOLLO acute myocardial infarction trial.  We will focus our internal and financial resources on the highest clinical development priority, which is the expanded U.S. ATHENA trial.

Previously, the Company established clinical proof-of-concept for the treatment of damaged heart muscle using Cytori’s Cell Therapy based on the outcomes from two European pilot studies. In the PRECISE trial, in patients with ischemic heart failure, primary six-month outcomes and longer-term 18-month data demonstrated safety and sustained improvement in cardiac functional capacity as measured by VO2 Max. In the APOLLO trial, in patients suffering from acute heart attacks, 18-month data demonstrated safety and sustained improvement in infarct size and perfusion.

In addition to the Company-sponsored clinical work on the ATHENA trial, Cytori Cell Therapy is available on a limited commercial basis for vascular conditions in the EU. On February 25, 2013 we received CE Mark approval in Europe for Intravase®, a reagent designed to be used with Cytori’s Celution® System for preparing safe and optimized adipose-derived stem and regenerative cells (ADRCs) for intravascular delivery into the same patient. Intravase® is a sterile, GMP-grade secondary reagent and is currently being used in both our U.S. ATHENA trials in patients with heart failure due to ischemic heart disease patients.

While this approval is for a general use claim and not indicated for any specific therapy, the approval enables physicians to utilize Cytori’s Cell Therapy for a wide range of applications which could include acute heart attack, refractory heart disease including chronic myocardial ischemia, peripheral vascular disease, stroke, liver and kidney applications among others to the extent such applications may require cells to be delivered into the bloodstream.  In 2013, we began the process of initiating a European registry program to track heart disease patients treated with Cytori Cell Therapy. In the future we intend to pursue specific vascular disease therapeutic indications such as heart failure to ischemic heart disease, no option chronic myocardial ischemia, and acute heart attack, among other indications.

Soft Tissue Injuries

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

The cost-plus-fixed-fee contract is valued at up to $106 million, with a guaranteed two-year base period of approximately $4.7 million which includes preclinical research and the acceleration of Cytori’s ongoing development of the Celution® System. Cytori submitted reports to BARDA in late 2013 detailing what we believe to be the completion of the three objectives in the initial contract. Cytori will undergo an In-Process Review Meeting in the first half of 2014 to confirm completion of the proof of concept phase.

Upon satisfactory proof of concept, BARDA may elect to exercise contract options which would extend the contract term to up to five years if all options are exercised. The options cover: (i) research and development, regulatory, clinical, and other tasks required for completion of a pilot clinical trial of the Celution® System; (ii) research and development, regulatory, and clinical activities necessary to achieve regulatory clearances to optimize a treatment for combined injury involving thermal burn and radiation exposure and (iii) a pivotal clinical trial for FDA approval of the use of the Celution® System for thermal burn injury. The total award is intended to support all clinical, preclinical, regulatory, and technology development activities needed to complete the FDA approval process for use in thermal burn injury under a device-based PMA regulatory pathway.

While BARDA is our primary soft tissue focus, in early 2014 we announced that we had received Investigational Device Exemption (IDE) approval from the FDA to begin a new U.S. clinical trial for hamstring injury. RECOVER is a prospective, safety and feasibility trial that will initially enroll ten patients. Once the safety and feasibility of administering Cytori Cell Therapy has been confirmed in the first ten patients, RECOVER is approved to be expanded to a 60-patient, multi-center, double-blind, placebo-controlled trial. We are also in the process of initiating European registry programs for a range of soft tissue injuries, including hamstring injury and Sclerodactyly due to Scleroderma.

Sales & Marketing

Japan

A significant contributor to Cytori’s product revenue historically and throughout 2013 has been sales in Japan. In September 2012, we obtained a full commercial operational license for Cytori Therapeutics, K.K. (our wholly owned subsidiary in Japan) and a Class I Medical Device Clearance for our Celution® and Puregraft® based technologies in Japan. These achievements are expected to facilitate our sales growth in Japan on a forward looking basis. We have established partnerships with a number of medical distributors which should expand our reach and penetration into this critical medical market.

In addition to the new clearances and distribution partnerships in Japan, we expect to continue to have demand from researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori Cell Therapy. These studies continue to drive strategic value for Cytori through the investigator relationships that are built, clinical data that is compiled and the global visibility generated. Our academic research customers are investigating a broad array of applications including stress urinary incontinence, wound healing, fistula repair, burn, facial wasting, liver insufficiency, radiation injury, bone regeneration, kidney disease, spinal disc injury, periodontal disease, vocal cord paralysis and peripheral vascular disease. Collectively, they contribute to maintaining Cytori’s position as one of the world’s leaders in cell therapy.

Other Sales

Cytori offers its Celution® System in Europe for multiple indications. In Europe, the Celution® 800 System has CE Mark approval for certain soft tissue procedures, such as breast reconstruction, tissue ischemia, deficiency or injury of skin, fat, muscle and fascia, and soft tissue wounds or fistulae associated with trauma, diabetes, ischemia or radiation injury. With the addition of the Intravase® reagent, customers may now use the Cytori’s Celution® System for preparing safe and optimized adipose derived regenerative cells (“ADRC”)  for intravascular delivery into the same patient. Our European customers include hospitals and clinics as well as researchers performing investigator-initiated and funded studies.

We currently market our StemSource® Cell & Tissue Banking line to hospitals, clinics, tissue banks, and stem cell banking companies worldwide. The line encompasses three product configurations that are available on a regionally specific basis:  ADRC banking, ADRC and adipose tissue banking, or tissue banking alone. We market StemSource® Banks worldwide through a combination of distributors and direct sales. We remain responsible for manufacturing and sourcing all necessary equipment, including but not limited to cryopreservation chambers, cooling and thawing devices, cell banking protocols and the proprietary software and database application.

In July 2013, Cytori divested its Puregraft® line of products in a $15 million agreement, including a $5 million up-front cash payment and up to an additional $10 million in commercial milestone payments. In addition, Bimini Technologies was granted a license for exclusive worldwide rights to develop and sell the Celution® System for Alopecia (hair loss) in exchange for a perpetual royalty on sales.

Refer to Note 2 for a discussion of geographical concentration of sales.

Manufacturing and Raw Materials

With the exception of some of our Puregraft® System products and ancillary supplies, our products are currently manufactured at the Company’s headquarters in San Diego, CA. Our manufacturing capabilities are expected to enable us to meet anticipated demand in 2014. We are, and the manufacturer of any future therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacturer of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities.

Most of the raw materials required to manufacture the Celution® System family of products are commonly available from multiple sources, and we have identified and executed supply agreements with our preferred vendors. Some specialty components are custom made for us, and we are dependent on the ability of these suppliers to deliver functioning parts or materials in a timely manner to meet the ongoing demand for our products. There can be no assurance that we will be able to obtain adequate quantities of the necessary raw materials supplies within a reasonable time or at commercially reasonable prices. Interruptions in supplies due to price, timing, or availability or other issues with our suppliers could have a negative impact on our ability to manufacture products.

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

With the growing number of companies working in the cell therapy field, we are forced to compete across several areas, including equity and capital, clinical trial sites, enrollment of patients in clinical trials, corporate partnerships, skilled and experience personnel and commercial market share. Some of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources than we do. We cannot with any accuracy forecast when or if these companies are likely to bring cell therapies to market for indications such as refractory heart failure, acute myocardial infarction, and thermal burns which we are also pursuing.

Companies researching and developing cell-based therapies for our lead indication, cardiovascular disease, include, among others Aastrom Biosciences, Arteriocyte, Athersys, Baxter, Capricor, Cardio3, Cytomedix, Juventas, Medistem, Mesoblast, NeoStem, Tissue Genesis and Tigenix NV. These companies are in various stages of clinical development in the U.S. and Europe, investigating their respective cell therapies for acute myocardial infarction (heart attack), chronic myocardial ischemia or other forms of coronary artery disease, as well as certain vascular conditions. In addition, we are aware of several surgeons who are performing autologous fat transfers using manual methods, some of whom enrich the fat with autologous adipose-derived cells.

We expect to compete based on, among other things, the efficacy of our products, our intellectual property, and our continued ability to attract and retain skilled and experienced scientific, clinical development and executive personnel that can bring adipose derived stem and regenerative based cell therapies to market.

Research and Development

Research and development expenses were $17,065,000, $13,628,000 and $10,904,000 for the years ended December 31, 2013, 2012 and 2011, respectively.  These expenses have supported the basic research, product development and clinical activities necessary to bring our products to market.

Our research and development efforts in 2013 focused predominantly on the following areas:

•	Supported enrollment in the ATHENA and ATHENA II trials;

•	Supported regulatory application for CE Mark for the Intravase® reagent for vascular delivery;

•	Supported ongoing work towards BARDA base contract milestones;

•	Continued patient follow-up and data analysis from the APOLLO heart attack and PRECISE no-option chronic myocardial ischemia trials;

•	Supported FDA submission and approval, and site initiation, for the RECOVER trial;

•	Prepared and submitted multiple regulatory filings in the United States, Europe, Japan, and other regions related to various cell and tissue processing systems under development;

•	As part of our contractual obligations with Bimini, completed development and released small-volume product line extension for the Puregraft® family of products for autologous fat transfer;

•	Developed new configurations and expanded functionality of our Celution® platform to address the Japan Class I and other markets;

•	Conducted ADRC viability and transport studies in support of clinical trial requirements;

•	Conducted, presented, and published research efforts related to ADRC characterization and potency to further establish scientific leadership in the field; and

•	Continued to optimize and develop the Celution® System family of products and next-generation devices, single-use consumables and related instrumentation.

Customers

In Japan, we are establishing a network of distributors to leverage our new clearances in that country.  Our current customers in Japan consist primarily of researchers at academic hospitals and clinics.  We also have a network of distributors who offer our Celution® Systems, instrumentation and consumables to surgeons and hospitals throughout Europe. These distributors purchase the products from Cytori at a contractually agreed-upon transfer price. We also market our Celution® System directly to customers in select countries within Europe. In addition, we offer the StemSource® 900/MB as research laboratory equipment or as part of the StemSource® Cell Bank (a comprehensive suite of products to allow hospitals or tissue banks to cryopreserve adipose-derived stem and regenerative cells) directly to customers.  In parts of Asia and India, we sell the Celution® System directly to customers, many of whom are academic hospitals, who are sponsoring and funding their own independent, investigator-led clinical studies using the product. Through our new partnership with Lorem Vascular, we intend to substantially increase our commercialization and sales efforts for Celution® and StemSource® products in China, Hong Kong, Malaysia, Singapore and Australia. The StemSource® adipose-only tissue banks are sold directly to customers in the United States.

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

To protect our proprietary medical technologies, including the Celution® System platform and other scientific discoveries, Cytori has 65 issued patents worldwide. We have 18 issued U.S. patents and 47 issued international patents. Of the 18 issued U.S. patents, 5 were issued in 2012 and 1  was issued in  2013. Of the 47 issued international patents, 10 were issued in 2012 and 8 in  2013. In addition, we have over 85 patent applications pending worldwide related to our technology. We are seeking additional patents on methods and systems for processing adipose-derived stem and regenerative cells, on the use of adipose-derived stem and regenerative cells for a variety of therapeutic indications, including their mechanisms of actions, on compositions of matter that include adipose-derived stem and regenerative cells, and on other scientific discoveries. We are also the exclusive, worldwide licensee of the Regents of the University of California’s rights to a portfolio related to isolated adipose derived stem cells, which includes one US patent and twelve foreign patents.

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

Specifically, regulation of the Celution® System in Europe and the U.S. for use in cardiovascular disease requires that we conduct clinical trials to collect safety and efficacy data to support marketing approvals. We have completed a pilot study in Europe for acute myocardial infarction. We completed a pilot study for chronic myocardial ischemia in Europe and based on the data are seeking a limited approval in Europe. In the U.S., we are currently enrolling our ATHENA trial for refractory heart failure under the device regulations via the PMA pathway.  The ATHENA trial will enroll up to 45 patients at eight U.S. trial sites.

Summary of Celution®System Family Regulatory Status

Region	Clinical Applications	Regulatory Status

Japan	Cell Banking	Approved
	Celution® Centrifuge, Celbrush, Puregraft Bag and select components.	Class I Notification

Europe	Celution® 800 and Celution One: Cell Processing for re-implantation or re-infusion into same patient (General Processing)	CE Mark
	Celution® 800 and Celution One: Breast reconstruction, healing of Crohn’s wounds and other cosmetic procedures	CE Mark
	Celution® 800: Cryptoglandular fistula, tissue ischemia and other soft tissue procedures	CE Mark
	Intravase® for use with Celution® 800	CE Mark (obtained February 2013)
	Cell Concentration	CE Mark
	Celution® One cosmetic and reconstructive surgery claims	CE Mark

U.S.	Refractory Heart Failure	ATHENA and ATHENA II IDE trial underway
	Hamstring Injury	RECOVER IDE trial
Australia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft, Instrument Sets	ARTG Certificate
Croatia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft	Approval Certificated from the Croatia Agency for Medicinal Products and Medical Devices

New Zealand	Celution 800, Puregraft, Instrument Sets	WAND Registered
Russia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft	Roszdravnadzor Certificate (Federal Service for Control of Healthcare and Social Development)
Serbia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft	ALIMS (Medicines and Medical Devices Agency of Serbia)
Singapore	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft,	HSA approved, SMDR Registered

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

We must comply with extensive regulations from foreign jurisdictions regarding safety, manufacturing processes and quality. These regulations, including the requirements for marketing and authorization may differ from the FDA regulatory scheme in the United States.

Employees

As of December 31, 2013, we had 115 employees, including part-time and full-time employees. These employees are comprised of 14 employees in manufacturing, 42 employees in research and development, 23 employees in sales and marketing and 36 employees in management, finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

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

Item 1A. Risk Factors

In analyzing our company, you should consider carefully the following risk factors together with all of the other information included in this Annual Report on Form 10-K, including our unaudited Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.  If any of the risks described below occur, our business, operating results, and financial condition could be adversely affected and the value of our common stock could decline.

Risks Related to Our Business

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

In addition, our Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank requires us to maintain certain minimum cash requirements, including at least three months of cash on hand, to avoid an event of default thereunder, and if our cash reserves fall below those minimum requirements, then we could be in default under the loan agreement and subject to potential adverse remedies by the lenders, which would have a substantial and material adverse effect on our business, financial condition, results of operations, the value of our common stock and warrants and our ability to raise capital. We believe our plans to raise additional cash from outside sources and if necessary, our cost containment efforts are sufficient to allow us to continue operations for the next twelve months. This includes minimum liquidity renuirements of the Loan and Security Agreement that require us to make principal and interest payments of $868,000 per month beginning in August 2014 and maintain at least three months of cash on hand to avoid an event of default under the loan agreement. Our plans include pursuing additional cash through strategic corporate partnerships and possibly engaging in future sales of equity, as well as our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful. we would be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations. including our employee base, and clinical or regulatory activities which could negatively affect our ability to achieve certain corporate goals.

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

Although we have been manufacturing the Celution® 800 System and the StemSource® 900-based Cell Bank since 2008, we cannot assure that we will be able to manufacture sufficient numbers of such products to meet future demand, or that we will be able to overcome unforeseen manufacturing difficulties for this sophisticated equipment.

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

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls

Our budgeted expense levels are based in part on our expectations concerning future revenues from sales as well our assessment of the future investments needed to expand our commercial organization and support research and development activities. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events or a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected events could have an immediate and material impact on our business and financial condition.

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

Many potential applications of our technology are pre-commercialization, which subjects us to development and marketing risks

We are in a relatively early stage of the path to commercialization with many of our products. We believe that our long-term viability and growth will depend in large part on our ability to develop commercial quality cell processing devices and useful procedure-specific consumables, and to establish the safety and efficacy of our therapies through clinical trials and studies. With our Celution® System platform, we are pursuing new approaches for therapies for cardiovascular disease, burns, soft tissue defects, reconstructive surgery, preservation of stem and regenerative cells for potential future use, and other conditions.  There is no assurance that our development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.

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

If any party to a key collaboration partnership fails to perform material obligations under our agreements, or any other collaboration agreement, or if such agreements are terminated for any reason, our business could significantly suffer

We have entered into collaboration agreements under which we may receive future payments in the form of milestone payments, maintenance fees and royalties. We are dependent on our collaborators to commercialize our products in certain countries in order for us to realize any financial benefits from these collaborations. Our collaborators may not devote the attention and resources to such efforts to be successful. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could delay or suspend our product commercialization in certain countries. Specifically, the termination of a key collaboration agreement by one of our collaborators could materially impact our ability to enter into additional collaboration agreements with new collaborators on favorable terms.

If we or our collaborators fail to comply with regulatory requirements applicable to promotion, sale and manufacturing of approved products, regulatory agencies may take action against us or them, which could significantly harm our business

Any approved products, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA, state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, our collaborators and our respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of products, required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our collaborators and our respective contractors, suppliers and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.

Failure to comply with regulatory requirements may result in any of the following:

•	restrictions on our products or manufacturing processes;
•	warning letters;
•	withdrawal of the products from the market;
•	voluntary or mandatory recall;
•	fines;
•	suspension or withdrawal of regulatory approvals;
•	suspension or termination of any of our ongoing clinical trials;
•	refusal to permit the import or export of our products;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	product seizure;
•	injunctions; or
•	imposition of civil or criminal penalties.

We must rely on the performance of Lorem Vascular for the commercialization of our products in China, Hong Kong, Singapore, Malaysia and Australia.

Lorem Vascular is the exclusive licensee for our products in China, Hong Kong, Singapore, Malaysia and Australia, and while we will be strongly supportive to their efforts, they are responsible for obtaining regulatory approvals, market development and sales in these countries. Lorem Vascular is also a new company and as such will be required to develop the expertise, personnel and relationships in each of these countries required to successfully market and sell our products.  We cannot guarantee that Lorem Vascular will make the investments required to be successful in these countries. We cannot guarantee that the necessary regulatory approvals can be obtained, and we cannot guarantee that our products will be successful in these markets even if advantageous market regulatory approvals are obtained.

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

Future clinical trial results may differ significantly from our expectations

While we have proceeded incrementally with our clinical trials in an effort to gauge the risks of proceeding with larger and more expensive trials, such as in our PRECISE chronic ischemic trial in Europe, and our ATHENA I and ATHENA II feasibility trial in heart failure due to ischemic heart disease, we cannot guarantee that we will not experience negative results in larger and much more expensive clinical trials than we have conducted to date. Poor results in our clinical trials could result in substantial delays in commercialization, substantial negative effects on the perception of our products, and substantial additional costs. These risks are increased by our reliance on third parties in the performance of many of the clinical trial functions, including the clinical investigators, hospitals, and other third party service providers.

Our product candidates may not receive regulatory approvals or their development may be delayed for a variety of reasons, including unsuccessful clinical trials, regulatory requirements or safety concerns

Clinical testing of our products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not obtain applicable regulatory approval for a variety of other reasons. Clinical trials for any of our products could be unsuccessful, which would delay or prohibit regulatory approval and commercialization of the product. In the United States and other jurisdictions, regulatory approval can be delayed, limited or not granted for many reasons, including, among others:

•	clinical results may not meet prescribed endpoints for the studies or otherwise provide sufficient data to support the efficacy of our products;
•	clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our products;
•	regulatory review may not find a product safe or effective enough to merit either continued testing or final approval;
•	regulatory review may not find that the data from preclinical testing and clinical trials justifies approval;
•	regulatory authorities may require that we change our studies or conduct additional studies which may significantly delay or make continued pursuit of approval commercially unattractive;
•	a regulatory agency may reject our trial data or disagree with our interpretations of either clinical trial data or applicable regulations;
•	the cost of clinical trials required for product approval may be greater than what we originally anticipate, and we may decide to not pursue regulatory approval for such a product;
•	a regulatory agency may identify problems or other deficiencies in our existing manufacturing processes or facilities, or the existing processes or facilities of our collaborators, our contract manufacturers or our raw material suppliers;
•	a regulatory agency may change its formal or informal approval requirements and policies, act contrary to previous guidance, adopt new regulations or raise new issues or concerns late in the approval process; or
•	a product candidate may be approved only for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit the sales and marketing activities for such products or otherwise adversely impact the commercial potential of a product.

If a product is not approved in a timely fashion on commercially viable terms, or if development of any product is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse impact on our business, and we will become more dependent on the development of other proprietary products and/or our ability to successfully acquire other products and technologies. There can be no assurances that any product will receive regulatory approval in a timely manner, or at all.

Certain products will be marketed, and perhaps manufactured, in foreign countries. The process of obtaining regulatory approvals in foreign countries is subject to delay and failure for the reasons set forth above, as well as for reasons that vary from jurisdiction to jurisdiction. The approval process varies among countries and jurisdictions and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. Foreign regulatory agencies may not provide approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA.

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

Our concentration of sales in Japan may have negative effects on our business in the event of any crisis in that region

We have operations in a number of regions around the world, including the United States, Japan, and Europe. Our global operations may be subject to risks that may limit our ability to operate our business. We sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic or financial instability;

•	unexpected changes and uncertainty in regulatory requirements and systems related;

•	nationalization programs that may be implemented by foreign governments;

•	import-export regulations;

•	difficulties in enforcing agreements and collecting receivables;

•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;

•	changes in labor practices, including wage inflation, labor unrest and unionization policies;

•	longer payment cycles by international customers;

•	currency exchange fluctuations;

•	disruptions of service from utilities or telecommunications providers, including electricity shortages;

•	difficulties in staffing foreign branches and subsidiaries and in managing an expatriate workforce, and differing employment practices and labor issues;

•	potentially adverse tax consequences;

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

Our largest customer accounted for 26% of our revenue during the year ended December 31, 2013. Loss of this significant customer or a significant reduction in the amount of product ordered by this customer could adversely affect our revenue, results of operations, and cash flows.

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

As of December 31, 2013, we had 71,305,375 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline. In addition, our 2004 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under the plan, which may, among other things, result in dilution of the price of our common stock. We may also sell additional common stock in subsequent public offerings, which may adversely affect the market price of our common stock.

We have granted demand registration rights for the resale of certain shares of our common stock to each of Olympus Corporation, Astellas Pharma Inc. and Green Hospital Supply, Inc. pursuant to common stock purchase agreements previously entered into with each of these stockholders. An aggregate of 5,528,571 shares of our common stock are subject to these demand registration rights. If we receive a written request from any of these stockholders to file a registration statement under the Securities Act covering its shares of unregistered common stock, we are required to use reasonable efforts to prepare and file with the SEC within 30 business days of such request a registration statement covering the resale of the shares for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act.

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

We pay no dividends.

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in the foreseeable future. Furthermore, our June 28, 2013 Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank currently prohibits our issuance of cash dividends.  This could make an investment in our company inappropriate for some investors, and may serve to narrow our potential sources of additional capital.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease 77,585 square feet at 3020 and 3030 Callan Road, San Diego, California that we use for our corporate headquarters and manufacturing facilities. The related lease agreement, as amended, bears monthly rent at a rate of $1.80 per square foot, with annual increase of $0.05 per square foot. The lease term is 88 months, commencing on July 1, 2010 and expiring on October 31, 2017. We are eligible to receive a 50% rent abatement for an additional 17,467 square feet through March of 2014 along with a tenant improvement allowance. Additionally, we’ve entered into several lease agreements for international office locations and corporate housing for our employees on international assignments. For these properties, we pay an aggregate of approximately $180,000 in rent per month.

Item 3. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of December 31, 2013, we were not a party to any material legal proceeding.

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

Common Stock
	High	Low

2012
Quarter ended March 31, 2012	$4.50	$2.20
Quarter ended June 30, 2012	$2.86	$2.01
Quarter ended September 30, 2012	$4.93	$2.35
Quarter ended December 31, 2012	$4.55	$2.46

2013
Quarter ended March 31, 2013	$3.16	$2.31
Quarter ended June 30, 2013	$2.89	$2.20
Quarter ended September 30, 2013	$2.87	$2.09
Quarter ended December 31, 2013	$3.93	$2.00

All of our outstanding shares have been deposited with the Depository Trust & Clearing Corporation (DTCC) since December 9, 2005.

Warrants

	High	Low

2012
Quarter ended March 31, 2012	$2.45	$1.02
Quarter ended June 30, 2012	$1.40	$0.86
Quarter ended September 30, 2012	$2.73	$0.90
Quarter ended December 31, 2012	$2.40	$1.11

2013
Quarter ended March 31, 2013	$1.66	$0.90
Quarter ended June 30, 2013	$1.08	$0.67
Quarter ended September 30, 2013	$1.01	$0.65
Quarter ended December 31, 2013	$1.40	$0.49

As of February 28, 2014, we had approximately 22 record holders of our common stock and 1 record holder of our warrants.  Because many of our shares and warrants are held by brokers and other institutions on behalf of stockholders and warrant holders, we are unable to estimate the total number of individual stockholders and warrant holders represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock and do not anticipate paying any in the foreseeable future. Furthermore, our June 28, 2013 Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank currently prohibits our issuance of cash dividends.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	840,087	$4.60	—

Equity compensation plans not approved by security holders (2)	7,740,094	$4.39	700,647
Total	8,580,181	$4.41	700,647
________________________________________
(1)	The 1997 Stock Option and Stock Purchase Plan expired on October 22, 2007.
(2)	See Notes to our Consolidated Financial Statements included elsewhere herein for a description of our 2004 Equity Incentive Plan. The maximum number of shares shall be cumulatively increased on the first January 1 after the Effective Date, August 24, 2004, and each January 1 thereafter for 9 more years, by a number of shares equal to the lesser of (a) 2% of the number of shares issued and outstanding on the immediately preceding December 31, and (b) a number of shares set by the Board.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index during the period from December 31, 2008 through December 31, 2013. The performance shown is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The selected data presented below under the captions “Statements of Operations Data,” “Statements of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2013, are derived from, and should be read in conjunction with, our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, which have been audited by KPMG LLP, an independent registered public accounting firm, and their report thereon, are included elsewhere in this annual report. The consolidated balance sheets as of December 31, 2011, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, which were also audited by KPMG LLP, are included with our annual reports previously filed.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands except share and per share data):

	2013	2012	2011	2010	2009
Statements of Operations Data:
Product revenues:
Sales to related party	$1,845	$—	$—	$590	$591
Sales to third parties	5,277	8,709	7,983	7,664	5,246
	7,122	8,709	7,983	8,254	5,837

Cost of product revenues	3,421	4,000	3,837	3,908	3,394
Gross profit	3,701	4,709	4,146	4,346	2,443

Development revenues:
Development, related party	638	2,882	1,992	2,122	8,840
Development	1,179	2,529	—	—	—
Government contracts and other	3,257	381	21	251	53
	5,074	5,792	2,013	2,373	8,893
Operating expenses:
Research and development	17,065	13,628	10,904	9,687	12,231
Sales and marketing	9,026	9,488	13,560	11,040	6,583
General and administrative	16,031	15,672	14,727	12,570	10,415
Change in fair value of warrants	(418)	(209)	(4,360)	(1,285)	4,574
Change in fair value of option liabilities	(2,250)	340	740	30	(920)
Total operating expenses	39,454	38,919	35,571	32,042	32,883
Total operating loss	(30,679)	(28,418)	(29,412)	(25,323)	(21,547)

Other income (expense):
Loss on asset disposal	(257)	—	—	—	—
Loss on debt extinguishment	(708)	—	—	—	—
Interest income	4	4	9	9	20
Interest expense	(3,396)	(3,386)	(2,784)	(2,052)	(1,427)
Other income (expense), net	(438)	(314)	(55)	23	(218)
Gain on Puregraft divestiture	4,453	—	—	—	—
Gain on previously held equity interest in JV	4,892	—	—	—	—
Equity loss in investments	(48)	(165)	(209)	(151)	(44)
Net loss	$(26,177)	$(32,279)	$(32,451)	$(27,494)	$(23,216)
Basic and diluted net loss per share	$(0.39)	$(0.55)	$(0.61)	$(0.60)	$(0.65)
Basic and diluted weighted average common shares	67,781,364	58,679,687	53,504,030	45,947,966	35,939,260

Statements of Cash Flows Data:
Net cash used in operating activities	$(34,563)	$(32,193)	$(35,323)	$(23,574)	$(23,807)
Net cash provided by(used in) investing activities	3,686	(1,204)	(560)	(1,290)	(221)
Net cash provided by financing activities	20,772	22,192	20,137	64,678	24,271
Effect of exchange rate changes on cash and cash equivalents	(106)	—	—	—	—
Net (decrease) increase in cash	(10,211)	(11,205)	(15,746)	39,814	243
Cash and cash equivalents at beginning of year	25,717	36,922	52,668	12,854	12,611
Cash and cash equivalents at end of year	$15,506	$25,717	$36,922	$52,668	$12,854

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$15,506	$25,717	$36,922	$52,668	$12,854
Working capital	9,671	16,366	35,516	45,730	9,915
Total assets	42,060	43,250	51,534	66,347	24,749
Deferred revenues, related party	—	638	3,520	5,512	7,634
Deferred revenues	212	2,635	5,244	4,929	2,388
Warrant liabilities, long-term	—	—	627	4,987	6,272
Option liabilities	—	2,250	1,910	1,170	1,140
Long-term deferred rent	710	756	504	398	—
Long-term obligations, less current portion	23,100	12,903	21,962	13,255	2,790
Total stockholders’ equity (deficit)	$3,132	$6,455	$9,946	$22,873	$(3,658)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a cell therapy company dedicated to the development of novel treatments primarily for cardiovascular disease as well as for a range of soft tissue injuries. In the U.S. our goal is to bring Cytori Cell Therapy to market for treatment of heart failure due to ischemic heart disease through Cytori-sponsored clinical development efforts and to develop a treatment for thermal burns combined with radiation injury under a contract from BARDA, a division of the U.S. Department of Health and Human Services.

Cytori Cell Therapy is a proprietary formulation of stem and regenerative cells derived from a patient’s own adipose (fat) tissue (ADRCs). Adipose tissue is a rich and accessible source of stem and other regenerative cells. To access these cells from a patient at the time of a surgical procedure, we have designed and developed a sophisticated tissue processing system, the Celution® System, which automates the complex process of digesting fat tissue, releasing the ADRCs, and concentrating them into an optimized and proprietary formulation in a sterile environment. The system is comprised of a central device and single-use, per-procedure consumable cartridges. The business model is based on the sale of the device and generating recurring revenue from the cartridges that are utilized in each procedure.

In addition to our targeted therapeutic development, we have continued to commercialize the Celution® System under select medical device clearances to research customers developing new therapeutic applications for Cytori Cell Therapy in Europe, Japan, and other regions. The early sales of systems, consumables and ancillary products contributes margins that partially offset our operating expenses and play an important strategic role in fostering familiarity within the medical community with our technology.  These sales have also facilitated the discovery of new applications for Cytori Cell Therapy by customers conducting investigator-initiated and funded research.

Development Pipeline

The primary therapeutic areas currently within our development pipeline are cardiovascular disease, specifically heart failure due to ischemic heart disease, the treatment of thermal burns, and orthopedics and sports medicine indications.

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

In addition to our cardiovascular disease therapeutic pipeline, Cytori is also developing its cell therapy platform for the treatment of thermal burns combined with radiation injury, sports medicine and orthopedics. In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® System to improve cell processing. The additional contract options, if fully executed, could cover our clinical development through FDA approval under a device-based PMA regulatory pathway. We are making progress in fulfilling the required milestones of the base contract with the goal of completing the base period in early 2014. We have also received FDA approval in late 2013 to conduct a safety and feasibility clinical trial in patients with acute hamstring tears in order to evaluate the effect of Cytori Cell Therapy on healing in muscle injury.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and StemSource® Cell Banks.

The following table summarizes the components for the years ended December 31, 2013, 2012 and 2011:

	Years ended

	2013	2012	2011

Related party	$1,845,000	$—	$—
Third party	5,277,000	8,709,000	7,983,000

Total product revenues	$7,122,000	$8,709,000	$7,983,000

A significant contributor to Cytori’s product revenue historically and throughout 2013 has been sales in Japan. In September 2012 we obtained Class I Device Clearance for Celution® and a number of our other products in Japan. This clearance is expected to facilitate sales growth in Japan and it is anticipated that demand will come mostly from researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori’s Cell Therapy.

We experienced a decrease in product revenue during year ended December 31, 2013 as compared to the same periods in 2012 and 2011, due principally to the product mix comprising revenue for each period and anticipated timing associated with larger system related sales. An additional $3.6 million in orders shipped to customers in 2013 was excluded from product revenues as the relevant revenue recognition criteria were not met, and is expected to be recognized in 2014.

The future:  We expect to continue to generate product revenues from a mix of Celution® and StemSource® System and consumables sales. We will sell the products to a diverse group of distributors and partners in Europe, Asia and the U.S., who may apply the products towards reconstructive surgery, soft tissue repair, research, aesthetics, and cell and tissue banking as approved in each country. Additionally, as a result of Class I Device Clearance for Celution® and a number of our other products in Japan, we anticipate to sell these products to researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori’s Cell Therapy.  As a result of sale of our Puregraft® product line discussed in note 5 of the Consolidated Financial Statements, we do not expect significant revenues from that product line in the foreseeable future.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the years ended December 31, 2013, 2012 and 2011:

	Years ended

	2013	2012	2011

Cost of product revenues	$3,338,000	$3,923,000	$3,772,000
Share-based compensation	83,000	77,000	65,000
Total cost of product revenues	$3,421,000	$4,000,000	$3,837,000
Total cost of product revenues as % of product revenues	48.0%	45.9%	48.1%

Cost of product revenues as a percentage of product revenues was 48.0%, 45.9% and 48.1% for the years ended December 31, 2013, 2012 and 2011, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocation of overhead.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Development revenues

The following table summarizes the components of our development revenues for the years ended December 31, 2013, 2012 and 2011:

	Years ended
	2013	2012	2011

Milestone revenue (Olympus)	$638,000	$2,882,000	$1,992,000
Development revenue (Astellas)	—	2,529,000	—
Development revenue (Senko)	1,179,000	—	—
Government contract (BARDA) and Other	3,257,000	379,000	17,000
Regenerative cell storage services	—	2,000	4,000

Total development revenues	$5,074,000	$5,792,000	$2,013,000

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach). During the year ended December 31, 2013, we recognized $638,000 of revenue associated with our arrangements with Olympus as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway. During the year ended December 31, 2012 we recognized $2,882,000 of revenue associated with our arrangements with Olympus as a result of two remaining milestones for the APOLLO and PRECISE clinical trials that were reached upon the completion of all patient follow up procedures and recognition of a regulatory milestone triggered upon us obtaining Class I Device Clearance for Celution® and a number of our other products in Japan. During the year ended December 31, 2011, we recognized $1,992,000 of revenue associated with our arrangements with Olympus as a result of achieving a product development milestone related to additional preproduction development of the Celution® One System and a regulatory milestone related to our obtaining CE Mark claims for the Celution® One System in Europe.

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

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, could cover clinical development through FDA approval under a device-based PMA regulatory pathway. This is a cost reimbursement contract and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012. To receive funds under this arrangement, we are required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the contract agreement between BARDA and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to develop a new countermeasure for thermal burns, and (iii) file appropriate forms and follow appropriate protocols established by BARDA.  During the year ended December 31, 2013, we incurred $3,053,000 in qualified expenditures. We recognized a total of $3,282,000 in revenues for the year ended December 31, 2013, which included allowable fees as well as cost reimbursements.  During the year ended December 31, 2012, we incurred $331,000 in qualified expenditures. We recognized a total of $355,000 in revenues for the year ended December 31, 2012, which included allowable fees as well as cost reimbursements. There were no comparable revenues and expenditures for the year ended December 31, 2011.

The future:  We expect to continue recognizing government contract revenue relating to our contract with BARDA as we continue our development work relating to this contract.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the years ended December 31, 2013, 2012 and 2011:

	Years ended

	2013	2012	2011

Research and development	$16,444,000	$12,784,000	$10,021,000
Development milestone (Joint Venture)	16,000	219,000	396,000
Stock-based compensation	605,000	625,000	487,000
Total research and development expenses	$17,065,000	$13,628,000	$10,904,000

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications. These expenses, in conjunction with continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts.

Research and development expenses for the year ended December 31, 2013 as compared to the same period in 2012 increased primarily due to the increase in salary and related benefits expense (excluding share-based compensation) of $590,000, an increase in professional services expenses of $1,025,000 and increase in research supplies expense of $987,000 due to increase in our clinical and research activities including our efforts related to BARDA.

Research and development expenses for the year ended December 31, 2012 as compared to the same period in 2011 increased primarily due to the increase in salary and related benefits expense (excluding share-based compensation) of $949,000, an increase in professional services expenses of $393,000, increase in research supplies expense of $360,000, and increase in clinical study expense of $370,000 due to increase in our clinical and regulatory activities.

Expenditures related to the Joint Venture with Olympus, which are included in the variation analysis above, included costs that were necessary to support the commercialization of future generation devices, including the next generation Celution® System. These development activities, which began in November 2005, concluded during the first quarter of 2013, and we did not incur any Joint Venture development costs subsequent to our acquisition, in May 2013, of Olympus’ 50% interest in the Joint Venture.

The future:  We expect research and development expenditures to increase in 2014 as we continue enrollment in our US trial ATHENA and ATHENA II, RECOVER, continue development work under our BARDA contract, and as we seek additional regulatory clearances and potentially seek to initiate additional trials or patient registries during 2014.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the years ended December 31, 2013, 2012 and 2011:

	Years ended

	2013	2012	2011

Sales and marketing	$8,329,000	$8,764,000	$12,674,000
Stock-based compensation	697,000	724,000	886,000
Total sales and marketing	$9,026,000	$9,488,000	$13,560,000

The decrease in sales and marketing expense during the year ended December 31, 2013 as compared to the same period in 2012 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $662,000 due to a decrease in headcount, and a decrease in travel & entertainment of $168,000, which was also offset by an increase in professional services of $337,000.

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

The future.  We expect sales and marketing expenditures to remain relatively stable in 2014.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2013, 2012 and 2011:

	Years ended

	2013	2012	2011

General and administrative	$13,808,000	$13,194,000	$12,849,000
Stock-based compensation	2,223,000	2,478,000	1,878,000
Total general and administrative expenses	$16,031,000	$15,672,000	$14,727,000

For the year ended December 31, 2013 as compared to the same period in 2012, the general and administrative expenses, (excluding share-based compensation), increased due to non-cash accounts receivable charges of $1,141,000, an increase in professional services of $301,000 and were offset by reduced labor costs.

For the year ended December 31, 2012 as compared to the same period in 2011, the general and administrative expenses (excluding share-based compensation) remained relatively consistent.

The future.  We expect general and administrative expenses to remain relatively stable in 2014.

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

The following table summarizes the components of our stock-based compensation for the years ended December 31, 2013, 2012 and 2011:

	Years ended

	2013	2012	2011

Cost of product revenues	$83,000	$77,000	$65,000
Research and development related	605,000	625,000	487,000
Sales and marketing related	697,000	724,000	886,000
General and administrative related	2,223,000	2,478,000	1,878,000
Total stock-based compensation	$3,608,000	$3,904,000	$3,316,000

Most of the share-based compensation expenses for the years ended December 31, 2013, 2012 and 2011 related to the vesting of stock option and restricted stock awards to employees.

The decrease in share-based compensation for the year ended December 31, 2013 as compared to the same period in 2012 is primarily due to restricted stock awards granted to our executive team during 2012.  See Note 16 to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of share based compensation.

The increase in share-based compensation for the year ended December 31, 2012 as compared to the same period in 2011 is primarily due to the grant of restricted stock awards and performance based stock awards.  See Note 16 to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of share based compensation.

The future.  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of December 31, 2013, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $4,810,000. Of this amount, $4,725,000 is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.81 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of warrant liability for the years ended December 31, 2013, 2012 and 2011:

	Years ended December 31,

	2013	2012	2011

Change in fair value of warrant liability	$(418,000)	$(209,000)	$(4,360,000)

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs, such as stock price, volatility, remaining life and others. See Note 2 to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of our warrant liability.

The future: No future changes in the fair value of the warrant liability will be recognized as the warrants expired in August 2013.

Change in fair value of option liability

The following is a table summarizing the change in fair value of option liability for the years ended December 31, 2013, 2012 and 2011:

	Years ended

	2013	2012	2011

Change in fair value of option liability	$(2,250,000)	$340,000	$740,000

Changes in fair value of our put option liability are due to changes in assumptions used in estimating the value of the Put, such as bankruptcy threshold for Cytori, fair value of the Olympus-Cytori, Inc. Joint Venture, volatility and others.  See Note 4 to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of our put option liability.

The future: The Put was cancelled as a result of the Joint Venture termination as such we will not be recognizing any changes in fair value of put option liability in the future.

Financing items

The following table summarizes interest income, interest expense, and other income and expenses for the years ended December 31, 2013, 2012 and 2011:

	Years ended

	2013	2012	2011

Loss on asset disposal	$(257,000)	$—	$—
Loss on debt extinguishment	$(708,000)	$—	$—
Interest income	4,000	4,000	9,000
Interest expense	(3,396,000)	(3,386,000)	(2,784,000)
Other income (expense), net	(438,000)	(314,000)	(55,000)
Gain on Puregraft divestiture	4,453,000	—	—
Gain on previously held equity interest in joint venture	4,892,000	—	—
Total	$4,550,000	$(3,696,000)	$(2,830,000)

•	In connection with the June 28, 2013 Loan and Security Agreement (Loan Agreement), a loss on debt extinguishment was recorded that relates to the payoff of the prior loan obligation. See Note 11 to Consolidated Financial Statements for further information.

•	Interest expense increased for the year ended December 31, 2013 as compared to prior year ended December 31, 2012 due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $27.0 million term loan.

•	Interest expense increased for the year ended December 31, 2012 and December 31, 2011 is due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $25.0 million term loan. In September 2011, we entered into a second amendment to the Amended and Restated Loan and Security Agreement, pursuant to which the lenders funded an additional principal, increasing the total principal balance to $25.0 million.

•	The changes in other income (expense) in 2013, 2012 and 2011 resulted primarily from changes in foreign currency exchange rates.

•	Refer to Note 5 for discussion on gain on Puregraft divestiture.

•	Refer to Note 4 for discussion on gain on previously held equity interest in joint venture.

       The future: Interest income earned in 2014 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense in 2014 to increase slightly as we continue to pay interest on the $27.0 million term loan that was amended in June 2013.

Equity loss from investment in Joint Venture

The following table summarizes equity loss from investment in joint venture for the years ended December 31, 2013, 2012 and 2011.

	Years ended
	2013	2012	2011

Equity loss from investment in joint venture	$(48,000)	$(165,000)	$(209,000)

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

The future: Pursuant to the May 2013 acquisition of the remaining interest in the Olympus-Cytori Joint Venture we will not recognize any additional losses from the activities of the Joint Venture.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2013 and 2012:

	As of December 31,

	2013	2012

Cash and cash equivalents	$15,506,000	$25,717,000

Current assets	$24,577,000	$33,979,000
Current liabilities	14,906,000	17,613,000
Working capital	$9,671,000	$16,366,000

 We incurred net losses of $26,177,000, $32,279,000 and $32,451,000 for the years ended December 31, 2013, 2012 and 2011, respectively. We have an accumulated deficit of $300,905,000 as of December 31, 2013.  Additionally, we have used net cash of $34,563,000, $32,193,000 and $35,323,000 to fund our operating activities for years ended December 31, 2013, 2012 and 2011, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2013 and 2012, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.

We believe our plans to raise additional cash from outside sources and, if necessary, our cost containment efforts are sufficient to allow us to continue operations for the next twelve months. This includes minimum liquidity requirements of the Loan and Security Agreement that require us to make principal and interest payments of $868,000 per month beginning in August 2014 and maintain at least three months of cash on hand to avoid an event of default under the loan agreement. Our plans include pursuing additional cash through strategic corporate partnerships and possibly engaging in future sales of equity, as well as our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives.

From January 1, 2010 to December 31, 2013, we have financed our operations primarily by:

•	In June 2010, we entered into an Amended and Restated Loan and Security Agreement with the GECC, SVB, and Oxford Finance Corporation (Lenders), pursuant to which the Lenders funded a term loan in the amount of $20,000,000 on June 14, 2010, which refinanced the remaining balance of the term loan entered into with GECC and SVB on October 14, 2008.

•	In October 2010, we entered into an underwriting agreement with Jefferies, relating to the issuance and sale of 4,600,000 shares of our common stock. This price to the public in this offering was $4.50 per share and Jefferies agreed to purchase the shares from us at a price of $4.23 per share. The transaction was completed on October 13, 2010 raising approximately $20,700,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

•	In December 2010, we raised $10,000,000 in gross proceeds from a sale of 1,428,571 shares of unregistered common stock to Astellas Pharma Inc. for $7.00 per share in a private stock placement.

•	In July 2011, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of a total of up to 6,326,262 shares of our common stock. The agreement required us to issue and Seaside to buy 1,326,262 shares of our common stock at an initial closing and 250,000 shares of our common stock once every two weeks, commencing 30 days after the initial closing, for up to an additional 20 closings, subject to the satisfaction of customary closing conditions. At the initial closing, the offering price was $4.52, which equaled to 88% of our common stock’s volume-weighted average trading prices, or VWAP, during the ten-day trading period immediately prior to the initial closing date, raising approximately $6,000,000 in gross proceeds. At subsequent closings, the offering price was 90.25% of our common stock’s volume-weighted average trading prices during the ten-day trading period immediately prior to each subsequent closing date. We raised approximately $18,233,000 in gross proceeds from the sale of 5,826,262 shares in our scheduled closings through April 9, 2012. Effective, April 30, 2012, we terminated the agreement with Seaside 88, LP and we will not sell the remaining and final 500,000 shares that would otherwise have been sold under this agreement.

•	In September 2011, we entered into an Second Amendment to the Amended and Restated Loan and Security Agreement with the GECC, SVB, and Oxford Finance Corporation (Lenders), pursuant to which the Lenders increased the prior term loan made to the Company to a principal amount of $25.0 million.

•	In December 2012, we entered into an underwriting agreement with Lazard Capital Markets, LLC (underwriter), relating to the issuance and sale of 7,020,000 shares of our common stock. This price to the public in this offering was $2.85 per share and the underwriter purchased the shares from us at a price of $2.69 per share. The transaction was completed on December 19, 2012 raising approximately $20,007,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

•	In January 2013, Lazard Capital Markets, LLC (underwriter) exercised the option and as a result we sold an additional 1,053,000 shares raising approximately $3,000,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

•	On June 28, 2013 we entered into a Loan and Security Agreement (Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (together, the “Lenders”), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (Term Loans), subject to the terms and conditions set forth in the loan agreement. The Term Loan accrues interest at a fixed rate of 9.75% per annum. In connection with the Term Loans, on June 28, 2013, we issued to the Lenders warrants to purchase up to an aggregate of 596,553 shares of our common stock at an exercise price of $2.26 per share. These warrants are immediately exercisable and will expire on June 28, 2020. In connection with the Loan Agreement, we prepaid all outstanding amounts under the prior loan agreement, at which time the Company’s obligations under the prior loan agreement immediately terminated. The net proceeds of the Term Loans, after payment of lender fees and expenses and prepaying all the outstanding amounts relating to the prior loan agreement, were approximately $7.8 million.

•	On July 30, 2013, we entered into a Sale and Exclusive License/Supply Agreement with Bimini Technologies LLC (“Bimini”), pursuant to which we sold to Bimini substantially all of the assets (other than certain retained rights and licenses) of our Puregraft® product line, a series of standalone fat transplantation products that were developed to improve the predictability of outcomes for autologous fat grafting and aesthetic body contouring. The aggregate value of the consideration paid by Bimini at the execution of the agreement was $5.0 million.

•	On October 29, 2013, we entered into a partnership with Lorem Vascular, to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets, in China, Hong Kong, Malaysia, Singapore and Australia (License/Supply Agreement), and a Common Stock Purchase Agreement. On January 30, 2014 we entered into the Amended and Restated License/Supply Agreement with Lorem Vascular (the “Restated Agreement”) expanding the licensed field to all uses excepting alopecia (hair loss). Under the Restated Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem is required to pay us 30% of their gross profits in China, Hong Kong and Malaysia for the term of the agreement. Cytori Cell Therapy is derived from the Company’s Celution® System, which enables access to a patient’s own adipose-derived regenerative cells (ADRCs) at the point-of-care. . In addition, Lorem Vascular agrees to purchase the Cytori Celution® System and consumables under the Restated Agreement. Pursuant to the related Common Stock Purchase Agreement, Cytori has received $24 million in exchange for 8 million shares of Cytori common stock at $3.00 per share. The Equity purchased was closed in two installments, the first in November 2013, and the second in January 2014.

The following summarizes our contractual obligations and other commitments at December 31, 2013, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$28,670,000	$3,318,000	$17,848,000	$7,504,000	$—
Interest commitment on long-term obligations	5,791,000	2,583,000	3,015,000	193,000	—
Operating lease obligations	7,417,000	2,071,000	3,737,000	1,609,000	—
Minimum purchase requirements	850,000	850,000	—	—	—
Pre-clinical research study obligations	23,000	23,000	—	—	—
Clinical research study obligations	4,705,000	3,530,000	1,175,000	—	—
Total	$47,456,000	$12,375,000	$25,775,000	$9,306,000	$—

Net cash used in or provided by operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	Years Ended

	2013	2012	2011

Net cash used in operating activities	$(34,563,000)	$(32,193,000)	$(35,323,000)
Net cash provided by (used in) investing activities	3,686,000	(1,204,000)	(560,000)
Net cash provided by financing activities	20,772,000	22,192,000	20,137,000

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated a $26,177,000 net loss for the year ended December 31, 2013.  The operating cash impact of this loss was $34,563,000, after adjusting for the recognition of non-cash development revenues of $1,817,000, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option liabilities and warrants, gain on sale of assets and acquisition of joint venture, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities. Overall, our operational cash use increased as compared to same period in 2012, due primarily to increased spending in research activities.

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

Investing activities

Net cash provided in investing activities for the year ended December 31, 2013 resulted from cash outflows for payment of a license termination fee of $800,000 and for purchases of property and equipment and cash inflows of $5,000,000 from the sale of Puregraft product line.

Net cash used by investing activities for the year ended December 31, 2012 and 2011 resulted primarily from purchases of property and equipment, primarily for use in clinical trials and research.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2013 related primarily to a sale to Lorem Vascular of 4,000,000 shares for $12,000,000 in gross proceeds, as well as an additional $3,000,000 in gross proceeds (received in 2013) which related to the second closing of an additional 4,000,000 shares in January 2014. The balance of $9,000,000 in gross proceeds for the second closing was received in 2014. In addition, there was a sale of 1,053,000 shares for approximately $3,000,000 in gross proceeds in connection with the underwriter exercising the option to purchase additional shares relating to our December 2012 public offering offset by principal payments of $22,304,000 primarily relating to our $25.0 million loan.  Additionally, in June 2013, we entered into a Loan and Security Agreement with Lenders pursuant to which the Lenders funded aggregate principal amount of $27,000,000 offset by $1,744,000 debt issuance costs and loan fees. Also, during the year ended December 31, 2013, we paid $221,000 payment towards our Joint Venture purchase obligation.

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

Warrant and Put Option Liability

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of our warrant liability and our put option liability.

Revenue Recognition

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of revenue recognition.

Stock-based compensation

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of stock-based compensation.

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of December 31, 2013, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the year ended December 31, 2013, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

We have audited the accompanying consolidated balance sheets of Cytori Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cytori Therapeutics, Inc:

We have audited Cytori Therapeutics, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the recognition and measurement of revenue has been identified and included in Management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as December 31, 2013 and December 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2013, and this report does not affect our report dated March 14, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on established in Internal Control—Integrated Framework (1992) issued by COSO.

/s/ KPMG LLP

San Diego, California
March 14, 2014

CYTORI THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$15,506,000	$25,717,000
Accounts receivable, net of reserves of $1,445,000 and of $278,000 in 2013 and 2012, respectively	4,152,000	3,926,000
Inventories, net	3,694,000	3,175,000
Other current assets	1,225,000	1,161,000

Total current assets	24,577,000	33,979,000

Property and equipment, net	1,054,000	2,174,000
Restricted cash and cash equivalents	350,000	350,000
Investment in joint venture	—	85,000
Other assets	2,812,000	2,740,000
Intangibles, net	9,345,000	—
Goodwill	3,922,000	3,922,000

Total assets	$42,060,000	$43,250,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,077,000	$7,411,000
Current portion of long-term obligations, net of discount	3,191,000	9,784,000
Termination fee obligation	400,000	—
Puregraft divestiture obligation	547,000	—
Joint Venture purchase obligation	4,691,000	—
Warrant liability, current	—	418,000

Total current liabilities	14,906,000	17,613,000

Deferred revenues, related party	—	638,000
Deferred revenues	212,000	2,635,000
Option liability	—	2,250,000
Long-term deferred rent	710,000	756,000
Long-term obligations, net of discount, less current portion	23,100,000	12,903,000

Total liabilities	38,928,000	36,795,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2013 and 2012	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 71,305,375 and 65,914,050 shares issued and outstanding in 2013 and 2012, respectively	71,000	66,000
Additional paid-in capital	303,710,000	281,117,000
Accumulated other comprehensive income	256,000	—
Accumulated deficit	(300,905,000)	(274,728,000)

Total stockholders’ equity	3,132,000	6,455,000

Total liabilities and stockholders’ equity	$42,060,000	$43,250,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2013	2012	2011
Product revenues:
Related party	$1,845,000	$—	$—
Third party	5,277,000	8,709,000	7,983,000
	7,122,000	8,709,000	7,983,000

Cost of product revenues	3,421,000	4,000,000	3,837,000

Gross profit	3,701,000	4,709,000	4,146,000

Development revenues:
Development, related party	638,000	2,882,000	1,992,000
Development	1,179,000	2,529,000	—
Government contracts and other	3,257,000	381,000	21,000

	5,074,000	5,792,000	2,013,000
Operating expenses:
Research and development	17,065,000	13,628,000	10,904,000
Sales and marketing	9,026,000	9,488,000	13,560,000
General and administrative	16,031,000	15,672,000	14,727,000
Change in fair value of warrants	(418,000)	(209,000)	(4,360,000)
Change in fair value of option liability	(2,250,000)	340,000	740,000

Total operating expenses	39,454,000	38,919,000	35,571,000

Operating loss	(30,679,000)	(28,418,000)	(29,412,000)

Other income (expense):
Loss on asset disposal	(257,000)	—	—
Loss on debt extinguishment	(708,000)	—	—
Interest income	4,000	4,000	9,000
Interest expense	(3,396,000)	(3,386,000)	(2,784,000)
Other income (expense), net	(438,000)	(314,000)	(55,000)
Gain on Puregraft divestiture	4,453,000	—	—
Gain on previously held equity interest in joint venture	4,892,000	—	—
Equity loss from investment in joint venture	(48,000)	(165,000)	(209,000)

Total other income (expense)	4,502,000	(3,861,000)	(3,039,000)

Net loss	(26,177,000)	(32,279,000)	(32,451,000)

Other comprehensive income – foreign currency translation adjustments	256,000	—	—
Comprehensive loss	(25,921,000)	(32,279,000)	(32,451,000)
Basic and diluted net loss per common share	$(0.39)	$(0.55)	$(0.61)

Basic and diluted weighted average common shares	67,781,364	58,679,687	53,504,030

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2010	51,955,265	$52,000	$232,819,000	$(209,998,000)	$—	$22,873,000
Stock-based compensation expense	—	—	3,316,000	—	—	3,316,000
Issuance of common stock under stock option plan	222,283	—	767,000	—	—	767,000
Issuance of common stock under stock warrant agreement	340,873	1,000	2,081,000	—	—	2,082,000
Sale of common stock, net	4,076,262	4,000	13,088,000	—	—	13,092,000
Allocation of fair value for debt-related warrants	—	—	267,000	—	—	267,000
Net loss for the year ended December 31, 2011	—	—	—	(32,451,000)	—	(32,451,000)
Balance at December 31, 2011	56,594,683	$57,000	$252,338,000	$(242,449,000)	$—	$9,946,000
Stock-based compensation expense	—	—	3,904,000	—	—	3,904,000
Issuance of common stock under stock option plan and employee stock purchase plan	450,512	—	1,157,000	—	—	1,157,000
Issuance of common stock under stock warrant agreement	98,855	—	256,000	—	—	256,000
Sale of common stock, net	8,770,000	9,000	23,462,000	—	—	23,471,000
Net loss for the year ended December 31, 2012	—	—	—	(32,279,000)	—	(32,279,000)
Balance at December 31, 2012	65,914,050	$66,000	$281,117,000	$(274,728,000)	$—	$6,455,000
Stock-based compensation expense	—	—	3,608,000	—	—	3,608,000
Issuance of common stock under stock option plan and employee stock purchase plan	338,325	—	225,000	—	—	225,000
Sale of common stock, net	5,053,000	5,000	17,811,000	—	—	17,816,000
Allocation of fair value for debt-related warrants	—	—	949,000	—	—	949,000
Accumulated other comprehensive income (loss)	—	—	—	—	256,000	256,000
Net loss for the year ended December 31, 2013	—	—	—	(26,177,000)	—	(26,177,000)
Balance at December 31, 2013	71,305,375	$71,000	$303,710,000	$(300,905,000)	$256,000	$3,132,000

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(26,177,000)	$(32,279,000)	$(32,451,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,630,000	933,000	855,000
Amortization of deferred financing costs and debt discount	893,000	930,000	711,000
Joint Venture acquisition obligation accretion	204,000	—	—
Provision for doubtful accounts	1,141,000	144,000	483,000
Change in fair value of warrants	(418,000)	(209,000)	(4,360,000)
Change in fair value of option liability	(2,250,000)	340,000	740,000
Stock-based compensation	3,608,000	3,904,000	3,316,000
Equity loss from investment in joint venture	48,000	165,000	209,000
Loss on asset disposal	257,000	—	—
Gain on previously held equity interest in Joint Venture	(4,892,000)	—	—
Gain on sale of assets	(4,453,000)	—	—
Loss on debt extinguishment	708,000	—	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(1,209,000)	(1,810,000)	(670,000)
Inventories	(459,000)	143,000	60,000
Other current assets	(24,000)	(324,000)	(3,000)
Other assets	(854,000)	(74,000)	(1,206,000)
Accounts payable and accrued expenses	(409,000)	1,183,000	(1,436,000)
Deferred revenues, related party	(638,000)	(2,882,000)	(1,992,000)
Deferred revenues	(1,223,000)	(2,609,000)	315,000
Long-term deferred rent	(46,000)	252,000	106,000

Net cash used in operating activities	(34,563,000)	(32,193,000)	(35,323,000)

Cash flows from investing activities:
Purchases of property and equipment	(519,000)	(1,204,000)	(560,000)
Proceeds from Puregraft divestiture	5,000,000	—	—
License agreement termination fee	(800,000)	—	—
Cash acquired in purchase of Joint Venture	5,000	—	—

Net cash provided by (used in) investing activities	3,686,000	(1,204,000)	(560,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(22,304,000)	(2,692,000)	(4,529,000)
Proceeds from long-term obligations	27,000,000	—	9,444,000
Debt issuance costs and loan fees	(1,744,000)	—	(719,000)
Payments toward purchase of Joint Venture	(221,000)	—	—
Proceeds from exercise of employee stock options and warrants and stock purchase plan	225,000	1,413,000	2,849,000
Proceeds from sale of common stock	18,000,000	24,953,000	13,286,000
Costs from sale of common stock	(184,000)	(1,482,000)	(194,000)

Net cash provided by financing activities	20,772,000	22,192,000	20,137,000

Effect of exchange rate changes on cash and cash equivalents	(106,000)	—	—

Net decrease in cash and cash equivalents	(10,211,000)	(11,205,000)	(15,746,000)

Cash and cash equivalents at beginning of year	25,717,000	36,922,000	52,668,000

Cash and cash equivalents at end of year	$15,506,000	$25,717,000	$36,922,000

	For the Years Ended December 31,
	2013	2012	2011

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$2,252,000	$2,497,000	$2,031,000
Final payment fee on long-term debt	1,078,000	—	419,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid-in capital	$949,000	$—	$267,000
Capital equipment lease	—	—	79,000
Fair value of intangible assets acquired	9,394,000	—	—
Fair value of tangible assets acquired	260,000	—	—
Joint Venture purchase obligation	4,709,000	—	—
Fair value of previously held equity interest at acquisition date	4,928,000	—	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

We have four subsidiaries located in Japan, Switzerland, India and Spain that have been established primarily to support our sales and marketing activities in these regions.

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

Capital Availability

We incurred net losses of $26,177,000, $32,279,000 and $32,451,000 for the years ended December 31, 2013, 2012 and 2011, respectively. We have an accumulated deficit of $300,905,000 as of December 31, 2013.  Additionally, we have used net cash of $34,563,000, $32,193,000 and $35,323,000 to fund our operating activities for years ended December 31, 2013, 2012 and 2011, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2013 and 2012, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.

We believe our plans to raise additional cash from outside sources and, if necessary, our cost containment efforts are sufficient to allow us to continue operations for the next twelve months. This includes minimum liquidity requirements of the Loan and Security Agreement that require us to make principal and interest payments of $868,000 per month beginning in August 2014 and maintain at least three months of cash on hand to avoid an event of default under the loan agreement. Our plans include pursuing additional cash through strategic corporate partnerships and possibly engaging in future sales of equity, as well as our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments with original maturities of three months or less that were included with and classified as cash and cash equivalents totaled $4,644,000 and $6,145,000 as of December 31, 2013 and 2012, respectively.  We maintain our cash at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC limits.

Short-term Investments

We invest excess cash in money market funds, highly liquid debt instruments of financial institutions and corporations with strong credit ratings, and in United States government obligations. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. After considering current market conditions, and in order to minimize our risk, management has elected to invest all excess funds in money market funds and other highly liquid investments that are appropriately classified as cash equivalents as of December 31, 2013 and December 31, 2012.

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

Goodwill and Intangibles

Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually during the fourth quarter. In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.  We completed this assessment as of November 30, 2013, and concluded that no impairment existed.

Separable intangible assets that have finite useful lives continue to be amortized over their respective useful lives.  Intangibles, consisting of patents and core technology purchased in the acquisition of StemSource, Inc. in 2002, were amortized on a straight-line basis over their expected useful lives of ten years, and are fully amortized as of December 31, 2012.

As part of the May 2013 acquisition of the Joint Venture, we acquired intangible assets which consisted primarily of contractual license rights that had previously enabled the Joint Venture to conduct development and manufacturing activities pertaining to certain aspects of Cytori’s Celution ® technology.  The useful life of the identifiable intangible assets was estimated based on the assumed future economic benefit expected to be received from the assets. The technology valued at $9,394,000 will be amortized over its useful life of seven years, based on the quarterly revenue forecasted for those years. As of December 31, 2013, we have amortized $49,000. The estimated aggregate amortization expense will be $67,000 for 2014, $352,000 for 2015, $673,000 for 2016, $1,557,000 for 2017, $3,348,000 for 2018 and $3,348,000 thereafter.

The changes in the carrying amounts of other indefinite and finite-life intangible assets and goodwill for the years ended December 31, 2013 and 2012 are as follows:

December 31, 2013
Other intangibles, net:
Beginning balance	$—
Acquisition of JV Intangible	9,394,000
Amortization	(49,000)
Ending balance	9,345,000

Goodwill, net:
Beginning balance	3,922,000
Increase (decrease)	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$13,267,000

December 31, 2012
Other intangibles, net:
Beginning balance	$192,000
Amortization	(192,000)
Ending balance	—

Goodwill, net:
Beginning balance	3,922,000
Increase (decrease)	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$3,922,000

Warrant Liability

Warrants with exercise price reset features (down-round protection) were accounted for liabilities, with changes in the fair value included in net loss for the respective periods.  The fair value of the liability associated with the warrants with this reset feature was $0 as of December 31, 2013, $418,000, $209,000 and $4,360,000 in gains from the change in fair value of warrants was recorded for the years ended December 31, 2013, 2012 and 2011.

Changes in the fair value of the warrants were recognized in earnings until such time as the warrants were exercised or they expired. These warrants expired as of August 2013. The warrants were not traded in an active securities market, and as such, we estimated the fair value of these warrants using an option pricing model with the following assumptions:

As of December 31, 2012
Expected term	0.61 years
Common stock market price	$2.80
Risk-free interest rate	0.11%
Expected volatility	73.88%
Resulting fair value (per warrant)	$0.20

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

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.  If the other revenue recognition criteria are met, revenue for these product sales is recognized upon delivery to the customer, as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities. Shipping and handling costs that are billed to our customers are classified as revenue.  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our products. For sales where all revenue recognition criteria are not met, revenue is deferred and related inventory remains on our books.

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

Concentration of Significant Customers & Geographical Sales

For the year ended December 31, 2013, our sales were concentrated with respect to one distributor, which comprised 26% of our product revenue recognized.  Two distributors and one direct customer accounted for 55% of total outstanding accounts receivable as of December 31, 2013.

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

Product revenues, classified by geographic location, are as follows:

	Years ended
	2013		2012		2011
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total

North America	$1,079,000	15%	$1,143,000	13%	$1,347,000	17%
Japan	2,109,000	30%	4,352,000	50%	3,202,000	40%
Europe	1,240,000	17%	2,004,000	23%	1,973,000	25%
Other countries	2,694,000	38%	1,210,000	14%	1,461,000	18%
Total product revenues	$7,122,000	100%	$8,709,000	100%	$7,983,000	100%

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

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services were not separable and as a result the recognition of this deferred amount as revenue required achievement of service related milestones, under a proportional performance methodology.  Revenue was recognized as the above mentioned R&D milestones were completed. Of the amounts received and deferred, we recognized the last remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway.  During the year ended December 31, 2012, we recognized $2,882,000 of revenue associated with our arrangement with Olympus as a result of two milestones for the APOLLO and PRECISE clinical trials. As of December 31, 2013, there are no deferred amounts under this contract.

Refer to Note 8 for discussion about our arrangement with Senko.

Warranty

Beginning in March 2008, we began sales and shipments of our Celution® 800/CRS System to the European and Asia-Pacific reconstructive surgery market.  In September 2008, we completed installation of our first StemSource® Cell Bank.  We are selling medical device equipment for use with humans, which is subjected to exhaustive and highly controlled specification compliance and fitness testing and validation procedures before it can be approved for sale to help ensure that the products will be free of defects.  We believe that the rigorous nature of the testing and compliance efforts serves to minimize the likelihood of defects in material or workmanship such that recognition of a warranty obligation is not justified at this time. Accordingly, we have not recorded a warranty reserve for our Celution® 800/CRS System and StemSource® Cell Bank product line during the years ended December 31, 2013, 2012 and 2011.

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

Expenditures related to the Joint Venture with Olympus included costs that were necessary to support the commercialization of future generation devices, including the next generation Celution® System. These development activities, which began in November 2005, concluded during the first quarter of 2013, and we did not incur any Joint Venture development costs subsequent to our acquisition, in May 2013, of Olympus’ 50% interest in the Joint Venture.

Our government contract with BARDA to develop a new countermeasure for thermal burns entitles us to qualifying expenditures of up to $4.7 million during the initial base period.  We incurred $3,053,000 in qualified expenses for the year ended December 31, 2013 and $331,000 for the year ended December 31, 2012.  There were no comparable expenditures in 2011.

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

Segment Information

For the years ended December 31, 2013, 2012 and 2011, all of our financial results relate to regenerative cell technology, therefore we report our results as a single segment.

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the years ended December 31, 2013, 2012, and 2011, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 17,173,374, 17,426,976 and 19,476,425 for the years ended December 31, 2013, 2012 and 2011, respectively.

3.	Partnership Agreement with Lorem Vascular

On October 29, 2013, we entered into a partnership with Lorem Vascular, to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets, in China, Hong Kong, Malaysia, Singapore and Australia (License/Supply Agreement), and a Common Stock Purchase Agreement. On January 30, 2014 we entered into the Amended and Restated License/Supply Agreement with Lorem Vascular (the “Restated Agreement”) which restated the License/Supply Agreement in its entirety and expanded the licensed field to all uses excepting alopecia (hair loss). Under the Restated Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem is required to pay us 30% of their gross profits in China, Hong Kong and Malaysia for the term of the agreement. In addition, Lorem Vascular has agreed to purchase the Cytori Celution® System and consumables under the Restated Agreement.  Pursuant to the related Common Stock Purchase Agreement, Cytori sold Lorem Vascular 8 million shares of Cytori common stock at $3.00 per share for a total of $24 million. The Equity purchased was closed in two installments, the first half in November 2013, and the second half in January 2014.

In addition, Lorem Vascular initially committed to purchase approximately $7 million in Celution® devices and consumables, with an approximately $2 million order already placed, and an approximately $5 million order to be placed following regulatory approval in China.  Lorem and Cytori have implemented a regulatory plan for China and anticipate approval in 2014. In connection with the Common Stock Purchase Agreement, the right to appoint one member of our Board of directors was granted to Mr. K.T. Lim, Chairman of Lorem Vascular. We expect Mr. Lim to appoint a member to serve on our Board of Directors in the second half of 2014.

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

On May 8, 2013, Cytori and Olympus agreed to terminate the Olympus-Cytori Joint Venture (Termination Agreement), and Cytori acquired the remaining 50% equity interest in the Joint Venture from Olympus.  The termination of the relationship and purchase of  Olympus’ equity shares of the Joint Venture allows Cytori to regain full control of the manufacturing rights for the Celution ® system.  The purpose of the acquisition is to gain more flexibility on the manufacturing process and associated costs, enable higher margins, and speed the transition to the critical next-generation systems. In connection with the Termination Agreement, the assets acquired, liabilities assumed, and the Company’s previously held equity interest were recorded at fair value.  For valuation purposes Cytori determined the acquisition date (the date on which Cytori effectively gained full control of the equity interest previously held by Olympus) to be May 27, 2013.  The remeasurement of the previously held equity interest at the acquisition date resulted in a net gain of $4,892,000 that was recorded in the accompanying Consolidated Statements of Operations.

As consideration for the Termination Agreement, Cytori can choose from alternative payment options as defined in the Termination Agreement.  The payment options call for a minimum of $4,500,000 up to a maximum of $16,000,000 to be paid by Cytori to Olympus in installments over periods ranging from one year to six years depending on the option selected by the Company.  Installment payments will be calculated quarterly based on 5% of Cytori’s gross sales receipts for all products sold.  If Cytori receives an aggregate $35,000,000 in cash through strategic or financing arrangements during the first year of the Termination Agreement, Cytori would be required to pay $4,500,000 (minus installment payments previously made) upon request of Olympus as full and complete consideration under the Agreement.

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

The Company calculated the fair value of the purchase consideration on the acquisition date to be $4,928,000.  This was determined using a weighted probability assessment of the payment options available to Cytori.  Present value risk-adjusted discount rates applied to the purchase consideration ranged from 9.75% to 12.75%.  The fair value calculation of the purchase consideration resulted in a discount of $1,072,000, which was being amortized to interest expense over a weighted average expected term of 1.8 years.  On a quarterly basis, the Company reassesses the probabilities of the various payment options and expected term.  Changes in the expected term and the remaining discount amount as a result of the reassessment will be recognized prospectively as an adjustment to interest expense. Upon final settlement of the purchase obligation, any difference between the amount paid and the carrying amount of the purchase obligation will be recorded as a gain or loss on extinguishment of the liability. As a result of this reassessment as of December 31, 2013 the Company believes it will settle the obligation for a total of $4.5 million (less any installment payments already made), which will result in a gain of $0.6 million upon settlement.

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

At December 31, 2012 and 2011, the fair value of the Put was $2,250,000 and $1,910,000, respectively.  The Put, as a previously existing contractual relationship between Olympus and Cytori, was cancelled as a result of the Joint Venture termination in May 2013 and therefore its related fair value decreased to zero as a result of the termination.  Fluctuations in the Put value are recorded in the Consolidated Statements of Operations as change in fair value of option liabilities.

5.	Sale and Exclusive License/Supply Agreement with Bimini Technologies LLC

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

In connection with the sale, Bimini granted to the Company an exclusive, perpetual, royalty bearing license to market and sell the Puregraft products for use in combination with adipose derived regenerative cells, and non-exclusive rights for use in connection with the Company’s licensed cell and tissue banks (in addition to certain Company retained ownership rights in the technology). The Company will supply Puregraft products to Bimini on an interim basis until the Company transfers the manufacturing of the Puregraft products to Bimini. After the transfer, Bimini will supply the Puregraft products to the Company.

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

The agreement includes certain obligations to be performed by the Company on the behalf of Bimini, which includes transferring the manufacturing of Puregraft products to an agreed upon third party on or before December 31, 2014 and training. The Company recorded a gain on the Puregraft divestiture of $4.5 million in the accompanying Consolidated Statements of Operations, which is net of $547,000 in estimated future transfer and training obligations. Bimini is obligated to make certain additional milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft products.

6.	Fair Value Measurements

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
•  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,644,000	$4,644,000	$—	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,145,000	$6,145,000	$—	$—

Liabilities:
Put option liability	$(2,250,000)	$—	$—	$(2,250,000)
Warrant liability	$(418,000)	$—	$—	$(418,000)

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and therefore are classified in Level 1 of the fair value hierarchy.

We value our put liability using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation).

The following table summarizes the change in our Level 3 put option liability value:

	Year ended	Year ended
Put option liability	December 31, 2013	December 31, 2012

Beginning balance	$(2,250,000)	$(1,910,000)
Decrease (increase) in fair value recognized in operating expenses	2,250,000	(340,000)
Ending balance	$—	$(2,250,000)

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

The following table summarizes the change in our Level 3 warrant liability value:

	Year ended	Year ended
Warrant liability	December 31, 2013	December 31, 2012

Beginning balance	$(418,000)	$(627,000)
Decrease (increase) in fair value recognized in operating expenses	418,000	209,000
Ending balance	$—	$(418,000)

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated balance sheet as of December 31, 2013.

7.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at December 31, 2013 and 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At December 31, 2013 and 2012, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	December 31, 2013		December 31, 2012

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$26,207,000	$26,241,000	$22,425,000	$22,608,000

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

Carrying value is net of debt discount of $2,379,000 and $917,000 as of December 31, 2013 and 2012, respectively.

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

All of our goodwill is associated with regenerative cell technology, and we determine the fair value based on a combination of inputs including the market capitalization of the company, as well as Level 3 inputs such as discounted cash flows which are not observable from the market, directly or indirectly. We conduct our goodwill impairment analysis annually as of November 30 each year, or upon the occurrence of certain triggering events. No such triggering events occurred during the year ended December 31, 2013. Historically, the fair value has significantly exceeded its carrying value.

We test for the impairment of our long-lived assets when triggering events occur and such impairment, if any, is measured at fair value. The inputs for fair value of our long lived assets would be based on Level 3 inputs as data used for such fair value calculations would be based on discounted cash flows using one or more significant unobservable inputs. No triggering events occurred during the year ended December 31, 2013.

As part of the May 2013 acquisition of the Joint Venture, we acquired intangible assets which consisted primarily of contractual license rights that had previously enabled the Joint Venture to conduct development and manufacturing activities pertaining to certain aspects of Cytori’s Celution ® technology.  The useful life of the identifiable intangible assets was estimated based on the assumed future economic benefit expected to be received from the assets. The technology valued at $9,394,000 will be amortized over its useful life of seven years, based on the quarterly revenue forecasted for those years.

8.	Thin Film Japan Distribution Agreement

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

During the year ended December 31, 2013, our aggregate installment payments paid were $800,000.  As of December 31, 2013, we have a remaining termination fee obligation of $400,000.

9.	Composition of Certain Financial Statement Captions

Inventories, net

As of December 31, 2013 and 2012, inventories, net, were comprised of the following:

	December 31,
	2013	2012

Raw materials	$1,315,000	$1,384,000
Work in process	232,000	404,000
Finished goods	2,147,000	1,387,000
	$3,694,000	$3,175,000

Other Current Assets

As of December 31, 2013 and 2012, other current assets were comprised of the following:

	December 31,
	2013	2012

Prepaid insurance	$264,000	$291,000
Prepaid other	850,000	759,000
Other receivables	111,000	111,000
	$1,225,000	$1,161,000

Property and Equipment, net

As of December 31, 2013 and 2012, property and equipment, net, were comprised of the following:

	December 31,
	2013	2012

Manufacturing and development equipment	$5,059,000	$5,250,000
Office and computer equipment	2,274,000	2,266,000
Leasehold improvements	3,271,000	3,267,000
	10,604,000	10,783,000
Less accumulated depreciation and amortization	(9,550,000)	(8,609,000)
	$1,054,000	$2,174,000

Depreciation expense totaled $1,581,000, $741,000 and $618,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Other Assets

As of December 31, 2013 and 2012, other assets were comprised of the following:

	December 31,
	2013	2012

Deposits	$479,000	$401,000
Prepaid supplies, long-term	2,333,000	2,339,000
	$2,812,000	$2,740,000

Accounts Payable and Accrued Expenses

As of December 31, 2013 and 2012, accounts payable and accrued expenses were comprised of the following:

	December 31,
	2013	2012

Accrued legal fees	$564,000	$826,000
Accrued R&D studies	376,000	896,000
Accounts payable	965,000	1,579,000
Accrued vacation	918,000	873,000
Accrued bonus	759,000	846,000
Accrued expenses	2,167,000	2,071,000
Deferred rent	138,000	35,000
Accrued accounting fees	140,000	190,000
Accrued payroll	50,000	95,000
	$6,077,000	$7,411,000

10.	Commitments and Contingencies

We have contractual obligations to make payments on leases of office, manufacturing, and corporate housing space as follows:

Years Ending December 31,	Operating Leases

2014	2,071,000
2015	1,845,000
2016	1,892,000
2017	1,609,000
Total	$7,417,000

Rent expense, which includes common area maintenance, for the years ended December 31, 2013, 2012 and 2011 was $3,458,000, $2,980,000 and $2,524,000, respectively.

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, enrolling patients, recruiting patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of December 31, 2013, we have pre-clinical research study obligations of $23,000 (all of which are expected to be complete within a year) and clinical research study obligations of $4,705,000 ($3,530,000 of which are expected to be complete within a year).  Should the timing of the pre-clinical and clinical trials change, the timing of the payment of these obligations would also change.

During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of December 31, 2013, we have minimum purchase obligations of $850,000 (all of which is expected to be paid within a year).

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

Refer to note 8 for a discussion of our commitments and contingencies related to our arrangements with Senko.

Refer to note 11 for a discussion of our commitments and contingencies related to our long-term obligations.

11.	Long-term Obligations

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

Additional details relating to the above term loan that is outstanding as of December 31, 2013, are presented in the following table:

Origination Date	Original Loan Amount	Interest Rate	Current Monthly Payment*	Term	Remaining Principal (Face Value)
June 2013	$27,000,000	9.75%	$219,375	48 Months	$27,000,000
________________________________________
*            Current monthly payment is inclusive of interest only

As of December 31, 2013, the future contractual principal and final fee payments on all of our debt and lease obligations are as follows:

Years Ending December 31,

2014	$3,318,000
2015	8,502,000
2016	9,346,000
2017	7,504,000
Total	$28,670,000

Reconciliation of Face Value to Book Value as of December 31, 2013

Total debt and lease obligations, including final payment fee (Face Value)	$28,670,000
Less: Debt discount	(2,379,000)
Total:	26,291,000
Less: Current portion	(3,191,000)
Long-term obligation	$23,100,000

Our interest expense for the years ended December 31, 2013, 2012 and 2011 (most of which related to the loan entered into June 2013, September 2011 and June 2010) was $3,396,000, $3,386,000 and $2,784,000, respectively.  Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $893,000, $930,000 and $711,000, respectively, related to the amortization of the debt discount and capitalized loan fees.

12.	Income Taxes

Due to our net losses for the years ended December 31, 2013, 2012 and 2011, and since we have recorded a full valuation allowance against deferred tax assets, there was no provision or benefit for income taxes recorded. There were no components of current or deferred federal or state income tax provisions for the years ended December 31, 2013, 2012 and 2011.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012	2011
Income tax expense (benefit) at federal statutory rate	(34.00)%		(34.00)%	(34.00)%
Income tax expense (benefit) at state statutory rate	(3.54)%		(2.79)%	(3.36)%
Gain on previously held equity interest in joint venture	(7.02	) %	0.00%	0.00%
Mark to market permanent adjustment	(2.15)%		(0.24)%	(5.02)%
Change in federal valuation allowance	80.13%		35.86%	45.72%
Change in state rate	(1.01)%		(8.36)%	(3.29)%
Deferred revenue	0.00%		000%	(2.09)%
Acquired NOL’s/Intangibles from joint venture	(33.40	) %	0.00%	0.00%
Foreign rate differential	2.48%		(0.04)%	0.00%
Other, net	(1.49)%		9.57%	2.04%
	0.00%		0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Allowances and reserves	$639,000	$169,000
Accrued expenses	718,000	1,053,000
Deferred revenue and gain-on-sale	79,000	1,138,000
Stock based compensation	6,962,000	5,635,000
Net operating loss carryforwards	107,846,000	87,045,000
Income tax credit carryforwards	6,710,000	5,729,000
Property and equipment, principally due to differences in depreciation	804,000	422,000
Other,net	296,000	295,000
	124,054,000	101,486,000
Valuation allowance	(122,450,000)	(101,476,000)

Total deferred tax assets, net of allowance	1,604,000	10,000

Deferred tax liabilities:
Intangibles	(1,604,000)	(10,000)

Total deferred tax liability	(1,604,000)	(10,000)

Net deferred tax assets (liability)	$—	$—

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a full valuation allowance of $122,450,000 as of December 31, 2013 as we do not believe it is more likely than not our net deferred tax assets will be realized. We increased our valuation allowance by approximately $20,974,000 during the year ended December 31, 2013. The valuation allowance includes approximately $579,000 related to stock option deductions, the benefit of which, if realized, will eventually be credited to equity and not to income.

At December 31, 2013, we had federal, California, and Massachusetts tax loss carry forwards of approximately $288,010,655, $180,510,359, and $576,000, respectively, prior to reduction for windfall tax benefits.  The federal and state net operating loss carry forwards begin to expire in 2019 and 2013 respectively, if unused.  At December 31, 2013, we had federal and state tax credit carry forwards of approximately $4,059,910 and $4,015,837, respectively, after reduction for uncertain tax positions.  The federal credits will begin to expire in 2018, if unused, and the state credits carry forward indefinitely.  In addition, we had a foreign tax loss carry forward of $987,000 in Japan, $1,234,000 in Switzerland, and $98,000 in India.  Our Italian subsidiary was dissolved during 2012 and we no longer maintain Italian tax loss carry forwards associated with such entity.

Pursuant to the Internal Revenue Code (“IRC”) of 1986, as amended, specifically IRC §382 and IRC §383, our ability to use net operating loss and R&D tax credit carry forwards (“tax attribute carry forwards”) to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year testing period. We have not completed an ownership change analysis pursuant to IRC Section 382 for taxable years ended after December 31, 2007. If ownership changes within the meaning of IRC Section 382 are identified as having occurred subsequent to 2007, the amount of remaining tax attribute carry forwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated.  Further, our deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC §382.

We recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carry forwards resulting from windfall tax benefits.  At December 31, 2013, deferred tax assets do not include $1,261,000 of excess tax benefits from stock-based compensation.

We changed our accounting method of accounting for uncertain tax positions on January 1, 2007.  We had no unrecognized tax benefits as of the date of adoption.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Unrecognized Tax Benefits – Beginning	$1,394,000	$1,304,000	$1,166,000
Gross increases – tax positions in prior period	69,000	—	—
Gross decreases – tax positions in prior period	—	—	—
Gross increase – current-period tax positions	260,000	90,000	138,000
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized Tax Benefits – Ending	$1,723,000	$1,394,000	$1,304,000

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets.  If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal reduction in the deferred tax asset valuation allowance.  The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses as of December 31, 2013.

The Company’s material tax jurisdictions are United States and California.  To our knowledge, the Company is currently not under examination by the Internal Revenue Service or any other taxing authority.

The Company’s tax years for 1999 and forward can be subject to examination by the United States and California tax authorities due to the carry forward of net operating losses and research development credits.

13.	Employee Benefit Plan

We implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. We may make discretionary annual contributions to the Plan, which is allocated to the profit sharing accounts based on the number of years of employee service and compensation. At the sole discretion of the Board of Directors, we may also match the participants’ contributions to the Plan. We made no discretionary or matching contributions to the Plan in 2013, 2012 and 2011.

14.	Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares of $.001 par value preferred stock, with no shares outstanding as of December 31, 2013 and 2012. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.

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

On December 13, 2010 we raised $10,000,000 in gross proceeds from a sale of 1,428,571 shares of unregistered common stock to Astellas Pharma Inc. for $7.00 per share in a private stock placement.  Pursuant to the terms of the purchase agreement, we granted Astellas Pharma Inc. a two year right of first refusal to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions. In addition, we have agreed to use reasonable efforts to file a registration statement with the Securities and Exchange Commission to register the shares of common stock for resale upon the request of Astellas Pharma Inc.  We also granted Astellas Pharma Inc. a non-voting observer seat on our Board of Directors and the right to designate a representative member to our Scientific Advisory Board.  The $10,000,000 in total proceeds we received exceeded the market value of our stock at the completion of the purchase agreement.  The $2,526,000 difference between the proceeds received and the fair market values of our common stock was recorded as a component of deferred revenues in the accompanying balance sheet.  This difference was recorded as deferred revenue since, conceptually, the excess proceeds represent a value paid by Astellas Pharma Inc. attributable to the scientific advisory board seat, the non-voting observer seat on our Board of Directors, and the two year right of first refusal  to enter into a development and commercialization collaboration with us regarding the use of our technology, on a worldwide basis, for the treatment of liver conditions, rather than an additional equity investment in Cytori.  We recognized this deferred amount as development revenue upon the expiration of the two year right of refusal period in December 2012.  We are still actively involved in discussions with Astellas Pharma, Inc. about a potential future development and commercialization collaboration with us.

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

In January 2013, the underwriter exercised this option and as a result we sold an additional 1,053,000 shares raising approximately $3,000,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

In October 2013, we entered into a Common Stock Purchase Agreement with Lorem Vascular for the purchase of 8,000,000 shares at $3.00 per share. The transaction occurred in two separate closings of 4,000,000 shares each. The first closing occurred in November 2013, and the second closing occurred in January 2014. As of December 31, 2013, we received $15,000,000 of the gross proceeds, $12,000,000 for the first closing and $3,000,000 towards the second closing. The balance of $9,000,000 in gross proceeds required to complete the second closing were received in January 2014. In connection with the Common Stock Purchase Agreement, the right to appoint one member of our Board of directors was granted to Mr. K.T. Lim, Chairman of Lorem Vascular. We expect Mr. Lim to appoint a member to serve on our Board of Directors in the second half of 2014.

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

The Rights were not exercisable until the Distribution Date and expired at the close of business on May 29, 2013.

16.	Stock-based Compensation

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

During 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock through non-qualified stock options, stock appreciation rights, restricted stock units, or restricted stock and cash awards.  The 2004 Plan initially provides for issuance of 3,000,000 shares of our common stock, which number may be cumulatively increased (subject to Board discretion) on an annual basis beginning January 1, 2005, which annual increase shall not exceed 2% of our then outstanding stock.  As of December 31, 2013, there are 700,647 securities remaining and available for future issuances under 2004 Plan, which is exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

In August 2011, stockholders approved the 2011 Employee Stock Purchase Plan (ESPP), with a maximum of 500,000 shares of our common stock to be issued under this plan.  Under the ESPP, eligible employees may purchase shares of our common stock through payroll deductions, which may not exceed 15% of an employee’s compensation.  The price at which shares are sold under the ESPP is established by the duly appointed committee of the Board but may not be less than 90% of the lesser of the fair market value per share of our common stock on the offering date or on the purchase date. The ESPP is compensatory. For the year ended December 31, 2011, there were no stock issuances under this plan and no stock-based compensation was recorded for this plan.  During the year ended December 31, 2013 and 2012, we recorded stock-based compensation of $75,000 and $53,000, respectively.

Stock Options

Generally, options issued under the 2004 Plan or the 1997 Plan are subject to four-year vesting, and have a contractual term of 10 years.  Most options contain one of the following two vesting provisions:

•	12/48 of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or

•	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the year ended December 31, 2013 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2013	6,744,986	$5.02
Granted	2,548,950	$3.23
Exercised	(17,500)	$2.14
Expired	(499,586)	$4.28
Cancelled/forfeited	(454,561)	$4.55
Balance as of December 31, 2013	8,322,289	$4.55

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2013	8,322,289	$4.55	6.10	$148,817
Vested and expected to vest at December 31, 2013	8,277,773	$4.56	6.09	$147,931
Exercisable at December 31, 2013	5,718,096	$5.05	4.88	$111,654

The total intrinsic value of stock options exercised was $3,500, $311,000 and $541,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The fair value of each option awarded during the year ended December 31, 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	Years ended December 31,
	2013	2012	2011
Expected term	6.0 years	5.20 years	5.5 years
Risk-free interest rate	1.12%	0.83%	1.95%
Volatility	75.27%	75.63%	72.36%
Dividends	—	—	—
Resulting weighted average grant date fair value	$1.72	$1.96	$3.24

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

A summary of activity for the year ended December 31, 2013 is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2013	294,741	$3.55
Granted	57,600	$2.60
Exercised/Released	(236,000)	$3.29
Cancelled/forfeited	(10,000)	$3.44
Balance as of December 31, 2013	106,341	$3.62

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Balance as of December 31, 2013	106,341	$3.62	8.45
Vested and expected to vest at December 31, 2013	106,341	$3.62	8.45
Exercisable at December 31, 2013	85,341	$3.95	8.13

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

In January 2012, we granted 276,375 performance-based restricted stock awards under the 2004 Equity Incentive Plan. The awards provide certain employees until December 31, 2012 to achieve certain performance goals established by the Compensation Committee. Once earned, the awards remain unvested until January 10, 2014. Termination of employment prior to vesting will result in the forfeiture of the awards.

In January 2013, the Compensation Committee modified the awards to allow a portion of the awards to continue vesting based on partial achievement of certain performance goals.  As a result of this modification, 86,229 shares with fair value of $2.74 per share will continue vesting under the modified terms of the grant that would have been cancelled under the original terms. Additional compensation expense $236,000 resulting from this modification will be recognized from the modification date through the vesting date of January 2014.

We recognized $344,000 and $107,000 of compensation expense related to performance-based awards during the years ended December 31, 2013 and 2012, respectively.

The following table summarizes activity with respect to the performance based restricted stock awards during the year ended December 31, 2013:

	Restricted Stock Awards	Weighted Average Grant- Date Fair Value
Outstanding at January 1, 2013	261,300	$3.44
Granted	—	—
Vested	—	—
Cancelled/forfeited	(109,749)	$3.44
Outstanding at December 31, 2013	151,551	$3.44
Vested at December 31, 2013	—	—

The following summarizes the total compensation cost recognized for the stock options and restricted stock awards in the accompanying financial statements:

	Years ended December 31,
	2013	2012	2011

Total compensation cost for share-based payment arrangements recognized in the statement of operations (net of tax of $0)	$3,608,000	$3,904,000	$3,316,000

As of December 31, 2013, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $4,810,000. Of this amount, $4,725,000 is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.81 years.

As of December 31, 2012, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $4,593,000. Of this amount, $3,918,000 is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.56 years.

Cash received from stock option and warrant exercises and employee stock purchase for the years ended December 31, 2013, 2012 and 2011 was approximately $225,000, $1,413,000 and $2,849,000, respectively.  No income tax benefits have been recorded related to the stock option exercises as the benefits have not been realized in our income tax returns.

To settle stock options and restricted stock awards, we will issue new shares of our common stock.  At December 31, 2013, we have an aggregate of 64,739,929 shares authorized and available to satisfy option exercises under our plans.

17.    Related Party Transactions

During the year ended December 31, 2013, 2012 and 2011, we incurred approximately $60,000, $232,000 and $166,000, respectively, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture.  Additionally, in February 2012, we purchased second generation Celution® Systems and consumable sets from the Olympus-Cytori, Inc. joint venture, at a formula-based transfer price aggregating to $1,048,000.  As of December 31, 2013, 2012 and 2011, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.

Additionally, refer to note 4 for a discussion of related party transactions with Olympus.

As of December 31, 2013, Lorem Vascular Pty. Ltd. (Lorem) was a beneficial owner of more than five percent of our outstanding shares of common stock. During the year ended December 31, 2013 Lorem purchased Celution® Systems and consumable sets from us for a total of $1,845,000 pursuant to the License/Supply Agreement.

18.	Subsequent Events

In October, 2013, we entered into a partnership with Lorem Vascular, to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets, in China, Hong Kong, Malaysia, Singapore and Australia. On January 30, 2014 we fully amended and restated the Lorem Vascular License/Supply Agreement and entered into the Amended and Restated License/Supply Agreement with Lorem Vascular (the “Restated Agreement”) expanding the licensed field to all uses excepting alopecia (hair loss). Under the Restated Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem is required to pay us 30% of their gross profits in China, Hong Kong and Malaysia for the term of the agreement. Lorem Vascular has also agreed to purchase the Cytori Celution® System and consumables under the Restated Agreement, and committed to purchase approximately $7 million in Celution® devices and consumables, with an approximately $2 million order already placed, and an approximately $5 million order to be placed following regulatory approval in China.  Lorem and Cytori have implemented a regulatory plan for China and anticipate approval in 2014.

19.	Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Product revenues	$1,392,000	$1,408,000	$1,616,000	$2,706,000
Gross profit	636,000	800,000	685,000	1,580,000
Development revenues	2,366,000	859,000	1,095,000	754,000
Operating expenses	9,739,000	8,022,000	10,241,000	11,452,000
Other income (expense)	(930,000)	3,152,000	3,203,000	(923,000)
Net loss	$(7,667,000)	$(3,211,000)	$(5,258,000)	$(10,041,000)
Basic and diluted net loss per share	$(0.11)	$(0.05)	$(0.08)	$(0.14)

	For the three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Product revenues	$1,481,000	$1,947,000	$1,314,000	$3,967,000
Gross profit	628,000	915,000	611,000	2,555,000
Development revenues	3,000	2,429,000	2,000	3,358,000
Operating expenses	8,996,000	10,304,000	10,945,000	8,674,000
Other income (expense)	(960,000)	(923,000)	(916,000)	(1,062,000)
Net loss	$(9,325,000)	$(7,883,000)	$(11,248,000)	$(3,823,000)
Basic and diluted net loss per share	$(0.16)	$(0.13)	$(0.19)	$(0.06)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were not effective due to the material weakness described below in Management’s Report on Internal Control Over Financial Reporting.

(b)	Management’s Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K based on the criteria set forth in Internal Control - Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 because a material weakness existed in our internal controls related to the recognition and measurement of revenue in accordance with U.S. generally accepted accounting principles. Specifically, our controls did not operate effectively to aggregate and communicate information necessary to (i) verify that the collection of accounts receivable was reasonably assured and (ii) evaluate whether contractual provisions were satisfied in order to recognize revenue.  The Company's management has determined that these control deficiencies, in the aggregate, constitute a material weakness that resulted in material errors in product revenues in our 2013 annual consolidated financial statements, which were corrected prior to issuance of the Company’s consolidated financial statements.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included herein.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weakness described above.

(d)	Remediation of Material Weakness

We are currently taking steps to enhance our revenue recognition policies and procedures and remediate the material weakness in our internal control over financial reporting, including in particular:

1.	Reevaluating our processes for the recognition of revenue at our Japan subsidiary.

2.	Relocating to our Japan subsidiary a qualified individual with appropriate experience to assist with our review of revenue arrangements in accordance with U.S. generally accepted accounting principles and to help facilitate better communication with our Japan subsidiary.

3.	Enhancing our assessment of collectability over our customers to ensure that adequate evidence of collectability is obtained prior to the recognition of revenue.

Management believes that these steps will remediate the material weakness by improving our systems of disclosure controls and procedures and internal control over financial reporting; however, during execution their effectiveness will be subject to testing by us, and there can be no assurance at this time that the plan will effectively remediate the material weakness described above.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated herein by reference to the material under the captions “Election of Directors” and “Directors, Executive Officers and Corporate Governance” in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed with SEC on or before April 30, 2014 (the “2014 Proxy Statement”).

Item 11. Executive Compensation

The information called for by Item 11 is incorporated herein by reference to the material under the caption “Executive Compensation” in our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated herein by reference to the material under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated herein by reference to the material under the caption “Information Concerning Directors and Executive Officers- Certain Relationships and Related Transactions” in our 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated herein by reference to the material under the caption “Principal Accountant Fees and Services” in our 2014 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

(a) (2)	Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013, 2012 and 2011
(in thousands of dollars)

	Balance at beginning of year	Additions (A)	Deductions (B)		Other (C)	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2013	$278	$1,141		$(16)	$42	$1,445
Year ended December 31, 2012	$474	$144	$	(313)	$(27)	$278
Year ended December 31, 2011	$306	$483		$(256)	$(59)	$474

(A)	Includes charges to costs and expenses, net of any equipment recovered
(B)	Includes deductions for uncollectible accounts receivable, net of any equipment recovered
(C)	Miscellaneous activity for product sales recognized on a cash basis

(a)(3)	Exhibits

CYTORI THERAPEUTICS, INC.
EXHIBIT INDEX
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		S-3	333-192409 Exhibit 4.1	11/19/2013

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

4.2	Form of Warrant.		8-K	000-32501 Exhibit 4.2	03/10/2009

4.3	Form of Warrant to be dated February 28, 2007.		8-K	000-32501 Exhibit 10.4	02/26/2007

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
			8-K	001-34375 Exhibit 10.87	09/15/2011

4.17	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.17	08/09/2013

4.18	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.18	08/09/2013

4.19	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.19	08/09/2013

4.20	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.20	08/09/2013

4.21	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Silicon Valley Bank pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.21	08/09/2013

4.22	Stock Purchase Agreement, effective October 29, 2013, by and between the Company and Lorem Vascular, Pty. Ltd.	S-3	333-192409	11-19-2013

10.1#	Amended and Restated 1997 Stock Option and Stock Purchase Plan.	10	000-32501 Exhibit 10.1	03/30/2001

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
		8-K	001-34375 Exhibit 10.90	10/03/2012

10.91	Joint Venture Termination Agreement dated May 8, 2013 by and between the Company and Olympus Corporation.	10-Q	001-34375 Exhibit 10.91	05/10/2013

10.92	Loan and Security Agreement, dated June 28, 2013, by and among the Company, Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-34375 Exhibit 10.92	08/09/2013

10.93+	Puregraft Sale-License-Supply Agreement, dated July 30, 2013, by and among the Company and Bimini Technologies LLC.		10-Q/A	001-34375 Exhibit 10.93	11/12/2013

10.94+	Amended and Restated License and Supply Agreement dated January 30, 2014, by and between the Company and Lorem Vascular Pty. Ltd.		8-K	001-34375	02/04/2014

14.1	Code of Ethics.		10-K	000-32501 Exhibit 14.1	03/30/2004

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

*	XBRL Presentation Linkbase Document	X
_______________________________________
+	Confidential treatment has been granted with respect to certain portions of this exhibit.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

By:	/s/ Christopher J. Calhoun
Christopher J. Calhoun
Chief Executive Officer
March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David M. Rickey	Chairman of the Board of Directors	March 14, 2014
David M. Rickey

/s/ Christopher J. Calhoun	Chief Executive Officer, Vice-Chairman, Director (Principal Executive Officer)	March 14, 2014
Christopher J. Calhoun

/s/ Marc H. Hedrick, MD	President, Director	March 14, 2014
Marc H. Hedrick, MD

/s/ Mark E. Saad	Chief Financial Officer (Principal Financial Officer)	March 14, 2014
Mark E. Saad

/s/ John W. Townsend	Chief Accounting Officer	March 14, 2014
John W. Townsend

/s/ Lloyd H. Dean	Director	March 14, 2014
Lloyd H. Dean

/s/ Paul W. Hawran	Director	March 14, 2014
Paul W. Hawran

/s/ E. Carmack Holmes, MD	Director	March 14, 2014
E. Carmack Holmes, MD

/s/ Richard J. Hawkins	Director	March 14, 2014
Richard J. Hawkins

/s/ Tommy G. Thompson	Director	March 14, 2014
Tommy G. Thompson

/s/ Gary A. Lyons	Director	March 14, 2014
Gary A. Lyons