Form 10-K/A
period 2013-12-31
CYTORI THERAPEUTICS, INC.
filed 2014-04-30
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 001-34375

CYTORI THERAPEUTICS, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	33-0827593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3020 CALLAN ROAD, SAN DIEGO, CALIFORNIA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 458-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 Warrants, exercisable for common stock, par value $0.001	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $151,583,057 based on the closing sales price of the registrant’s common stock on June 28, 2013 as reported on the Nasdaq Global Market, of $2.30 per share.

As of March 31, 2014, there were 75,458,551 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

Cytori Therapeutics, Inc. (the Company) is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the Form 10-K) previously filed with the Securities and Exchange Commission (SEC) on March 14, 2014 for the purpose of amending Part III of the Form 10-K to include the information that was to be incorporated by reference to its definitive proxy statement relating to its 2014 Annual Meeting. There are no other changes to the Registrant’s Form 10-K. As a result of this Amendment, Part IV of the Form 10-K is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company also is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 nor any disclosure with respect to Items 307 or 308 of Regulation S-K.

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

The names of the nine directors are set forth below (the ages shown are as of April 29, 2014).  All directors are elected annually and serve a one-year term until the next Annual Meeting, or until their respective successors are duly elected.

Directors and Business Experience

Name	Age	Position
David M. Rickey	58	Chairman of the Board of Directors
Marc H. Hedrick, MD	51	President & CEO and Director
Christopher J. Calhoun	48	Director
Lloyd H. Dean	63	Director
Richard J. Hawkins	65	Director
Paul W. Hawran	62	Director
E. Carmack Holmes, MD	76	Director
Gary A. Lyons	63	Director
Tommy G. Thompson	72	Director

Executive Officers

Name	Age	Position
Mark E. Saad	44	Chief Financial Officer
Steven Kesten, MD	55	Executive Vice President & Chief Medical Officer
Clyde W. Shores	54	Executive Vice President, Marketing & Sales

Director’s Business Experience

David M. Rickey has served as a Director of the Company since November 1999, and has served as the Chairman of the Board since June 2013.  Mr. Rickey was President and Chief Executive Officer of Applied Micro Circuits Corporation (AMCC), which provides high-performance, high-bandwidth silicon solutions for optical networks, from February 1996 to March 2005.  Mr. Rickey served on the Board of Directors of AMCC from February 1996 to March 2005, and as its Chairman of the Board from August 2000 to March 2005. Mr. Rickey also served as a Director of AMI Semiconductor, Inc. from 2000 to 2006 and was a Director of Netlist, Inc. from 2005 to 2008, as well as several private technology companies.  He holds a B.S. from Marietta College, a B.S. from Columbia University and an M.S. from Stanford University.  Mr. Rickey’s qualifications to sit on our Board of Directors include his extensive executive experience, and his service on other public company boards and committees.

Marc H. Hedrick, M.D. was appointed as Chief Executive Officer of the Company in April 2014. He was appointed as President of the Company in May 2004, and joined us as Chief Scientific Officer, Medical Director and Director in October 2002.  In December 2000, Dr. Hedrick co-founded and served as President and Chief Executive Officer and Director of StemSource, Inc., a company specializing in stem cell research and development, which was acquired by the Company in 2002.  He is a plastic surgeon and is a former Associate Professor of Surgery and Pediatrics at the University of California, Los Angeles (UCLA).  From 1998 until 2005, he directed the Laboratory of Regenerative Bioengineering and Repair for the Department of Surgery at UCLA.  Dr. Hedrick earned his M.D. degree from University of Texas Southwestern Medical School, Dallas and an M.B.A. from UCLA Anderson School of Management.  Dr. Hedrick’s qualifications to sit on our Board of Directors include his experience as a general, vascular and plastic surgeon; his academic appointments and achievements in the life sciences; his executive and managerial experience in stem cell research and scientific product development, and his foundational knowledge, experience and contributions to the specific technology and operations of our company.   In addition, Dr. Hedrick has extensive global experience and familiarity with the cell therapy and regenerative medical industry.

Christopher J. Calhoun is a co-founder of the Company and has served as Director since 1997.   Mr. Calhoun served as Chief Executive Officer from 1997 until April 2014.  Mr. Calhoun retired as Chief Executive Officer effective April 2, 2014 and has agreed to serve as Managing Director for a transition period beginning April 2, 2014 through July 1, 2014 to facilitate the orderly transfer of responsibilities. Mr. Calhoun also served as our President from April 2002 to May 2005 and from 1996 to 1998. He is a co-inventor on multiple U.S. and international patents for medical devices and implant instrumentation, and was involved in research and management for the Plastic Surgery Bone Histology and Histometry Laboratory at the University of California, San Diego.  Mr. Calhoun is a co-founder and Chairman of the Board of Leonardo MD, and previously served on the Board of Directors of StemSource, Inc. which was acquired by the Company in 2002. Mr. Calhoun earned a B.A. from the University of California, San Diego and an M.B.A from the University of Phoenix.  Mr. Calhoun’s qualifications to sit on our Board of Directors include his knowledge of the medical device business, his experience in manufacturing, biotechnology and regenerative medicine, and his in-depth operating experience as a senior executive of our company, and his service on other company boards.

Lloyd H. Dean has served as a director of the Company since 2010 and served as Chairman of our Company’s Board of Directors from April 2011 until June 2013. Mr. Dean is a nationally recognized leader within and beyond the field of health care. He is President/CEO of Dignity Health, the 5th largest health system in the U.S. with 40 hospitals and more than 80 ancillary care centers throughout California, Arizona, and Nevada. He is responsible for the organization’s $13 billion in assets, overall management, governance, strategy, and direction. He has led Dignity Health through significant strategic, operational, and financial transformations and has brought the organization to its current status as a leading health care organization recognized for high quality, compassionate care, operational excellence, and strong financial results. Mr. Dean is a member of the Board of Directors of Wells Fargo & Company since 2005, and is chairperson for its Board Human Resources Committee, and serves on the Board Corporate Responsibility Committee, Board Risk Committee and Board Governance Nominating Committee. He is also the Chair of the Board of Directors for the Committee on Jobs, an organization that brings employment to the San Francisco Bay Area. Mr. Dean is a member of the Board of Directors for Mercy Housing California, a not-for-profit organization dedicated to developing, operating and financing affordable housing. He previously served as the chairperson of the Catholic Health Association of the United States and was a member of its Board of Trustees. A strong advocate for health care reform, Mr. Dean has been actively engaged with the White House Cabinet on health care issues. He directly participated in health care reform discussions with President Barack Obama and his staff at the White House and has been appointed to the State Health Care Cost Commission charged to develop practical state policies to contain health care costs in the nation. Mr. Dean holds degrees in sociology and education from Western Michigan University, and received an honorary doctorate of humane letters from the University of San Francisco. In 2012 he was ranked number 23 in “Modern Healthcare’s 100 Most Influential People in Healthcare” and is also consistently named one of the “Top 25 Minority Leaders in Healthcare.” Mr. Dean’s qualifications to sit on our Board of Directors include his extensive executive experience, his in-depth knowledge of the healthcare industry, and his service on other public company boards and committees.

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

Paul W. Hawran joined us as a Director in February 2005.  Mr. Hawran has held various executive, strategic, financial and operational positions in the health care industry for over 30 years.  Mr. Hawran was a Founder and President and CEO of Ascendant MDx, a molecular diagnostic testing company focused on women’s health care, through June 2013.  Prior to Ascendant MDx, Mr. Hawran was the Chief Financial Officer of Sequenom, Inc., a publicly traded genetics company, from April 2007 to September 2009, served on their Board of Directors from August 2006 to February 2007 and was the Chairman of the Audit Committee of the Board of Directors.  Mr. Hawran also served as a Founder, Executive Vice President and Chief Financial Officer of Neurocrine Biosciences, Inc. from May 1993 through September 2006, and as a Senior Advisor to Neurocrine from September 2006 through April 2007. Neurocrine Biosciences, Inc. is a publicly traded company engaged in pharmaceutical drug development. Mr. Hawran was employed by SmithKline Beecham (now Glaxo SmithKline) from July 1984 to May 1993, most recently as Vice President and Treasurer.  Prior to joining SmithKline in 1984, he held various financial positions at Warner Communications (now Time Warner) involving corporate finance and financial planning and forecasting. Mr. Hawran earned a B.S. in Finance from St. John's University and an M.S. in Taxation from Seton Hall University. He is a Certified Public Accountant (currently inactive) and is a member of the American Institute of Certified Public Accountants.  Mr. Hawran’s qualifications to sit on our Board of Directors include his executive experience in life sciences industries, his extensive experience in strategic and corporate finance and planning, his status as an audit committee financial expert within the meaning of Item 407(d)(5) of SEC Regulation S-K and his service on other public company boards and committees.

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

Gary A. Lyons joined Cytori as a Director in October 2013. Mr. Lyons has served on the Board of Directors of Neurocrine Biosciences since 1993 and as the President and Chief Executive Officer of Neurocrine from 1993 through January 2008. Prior to joining Neurocrine Biosciences, Mr. Lyons held a number of senior management positions at Genentech, Inc., including Vice President of Business Development and Vice President of Sales. Mr. Lyons currently serves on the Boards of Directors for Rigel Pharmaceuticals, Inc., Vical Incorporated, and KaloBios Pharmaceuticals, Inc. Mr. Lyons was previously a director of PDL BioPharma, Inc., Poniard Pharmaceuticals, Inc., Neurogesx and Facet Biotech Corporation. Mr. Lyons holds a B.S. in marine biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management. Mr. Lyons qualifications to sit on our Board include his executive experience working with life sciences companies, his extensive experience in pharmaceutical business development, his knowledge, understanding and experience in the regulatory development and approval process and his service on other public company boards and committees.

Tommy G. Thompson joined Cytori Therapeutics as a Director in April 2011.  Mr. Thompson was a partner at the law firm of Akin Gump Strauss Hauer & Feld from March 2005 to January 2012.  He served as U.S Department of Health and Human Services Secretary from January 2001 to January 2005, and was Governor of Wisconsin from January 1987 to January 2001.  Mr. Thompson was the Chairman of the Board of Logistics Health, Inc., having been President from February 2005 to January 2011.  Mr. Thompson has served as a Director of C.R. Bard since August 2005; a Director of CareView Communications, Inc. since July 2005; a Director of Centene Corporation since April 2005 and a Director of United Therapeutics Corporation since February 2011.  He also served as Chairman of the Board of AGA Medical Corporation from July 2005 to November 2011.  He is a recipient of the prestigious Horatio Alger Award and has served as chairman of the National Governors’ Association, the Education Commission of the States, and the Midwestern Governors’ Conference. Mr. Thompson received both his B.S. and his J.D. from the University of Wisconsin-Madison and also served in the Wisconsin National Guard and the Army Reserve.  Mr. Thompson’s qualifications to sit on our Board of Directors include his significant experience in the healthcare industry both as a public official and in the private sector; his advocacy of innovative solutions to health care challenges, and his service on other public company boards and committees.

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

Steven Kesten joined Cytori as Executive Vice President and Chief Medical Officer in February 2013. Previously, he served as Vice President and Chief Medical Officer at Uptake Medical and at Boehringer Ingelheim, mostly recently as the vice president, medicine for marketed products for respiratory disease. Prior to that, he served as the medical director of the Rush Advanced Lung Disease and Lung Transplant Program at Rush Presbyterian St. Luke’s Medical Center; as the medical director of the Toronto Lung Transplant Program at the University of Toronto; and as a staff pulmonologist at Toronto General Hospital and Toronto Western Hospital. He also served as a faculty member of the University of Toronto and an associate professor of medicine at Rush Medical College. Dr. Kesten received his medical degree and specialty training in internal medicine and pulmonary medicine at the University of Toronto.

Clyde W. Shores joined Cytori Therapeutics as Executive Vice President of Marketing & Sales in May 2011. Previously, Mr. Shores served as Vice President of Global Marketing for Baxter International’s Renal Business. Prior to Baxter, Mr. Shores worked for Abbott Laboratories, Amgen, Prometheus Laboratories and deCODE Genetics. During his 9 years at Amgen and tenure with other companies, he developed a fundamental understanding of the potential for cell therapies and devices, the commercialization of innovative therapeutics and the marketing and sales capabilities required to achieve significant revenue growth in global markets. Mr. Shores has 27 years of experience in medical marketing and sales and has been involved in the launch and marketing of multiple innovative medical products. Mr. Shores holds a B.S. from the University of New Mexico in Albuquerque, NM.

There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was, or is, to be selected as an officer or director.

CORPORATE GOVERNANCE

The Board of Directors held eight meetings during 2013 and took action via unanimous written consent once.  The Audit Committee met eight times; the Compensation Committee met six times and took action via unanimous written consent two times; the Governance and Nominating Committee met three times; and the Executive Committee met four times and took action via unanimous written consent two times.

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

Board of Directors Leadership Structure

Our bylaws and governance principles provide the Board of Directors with the flexibility to combine or separate the positions of Chairman and Chief Executive Officer. Historically, these positions have been separate. Our Board believes that the separation of these positions strengthens the independence of our Board and allows us to have a Chairman focused on the leadership of the Board while allowing our Chief Executive Officer to focus more of his time and energy on managing our operations. The Board currently believes this structure works well to meet the leadership needs of the Board and of the Company. Dr. Hedrick, our President and Chief Executive Officer, has comprehensive industry expertise and is able to devote substantial time to the Company, and Mr. Rickey, our Chairman, is able to devote focus on longer term and strategic matters, and to provide related leadership to the Board. As a result, we do not currently intend to combine these positions; however a change in this leadership structure could be made if the Board of Directors determined it was in the best long-term interests of stockholder based upon a departure of either our Chief Executive Officer or Chairman. For example, if the two roles were to be combined, we believe that the independence of the majority of our directors, and the three fully independent Board committees, would provide effective oversight of our management and the Company.

The Board’s Role in Risk Oversight

The Board’s role in risk oversight includes assessing and monitoring risks and risk management. The Board reviews and oversees strategic, financial and operating plans and holds management responsible for identifying and moderating risk in accordance with those plans. The Board fulfills its risk oversight function by reviewing and assessing reports from members of management on a regular basis regarding material risks faced by the Company and applicable mitigation strategy and activity, not less than quarterly. The reports cover the critical areas of operations, sales and marketing, development, regulatory and quality affairs, intellectual property, clinical development, legal and financial affairs. The Board and its Committees (described below) consider these reports; discuss matters with management and identify and evaluate any potential strategic or operational risks, and appropriate activity to address those risks.

Board Committees

The Board of Directors has standing Audit, Compensation, Executive, and Governance and Nominating Committees.  All members of the Compensation Committee, Audit Committee, and Governance and Nominating Committee are independent directors.

Compensation Committee

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

The Compensation Committee has delegated to our CEO the authority to award stock option grants to non-executive employees from a pool of stock options set aside by the Committee from time to time.  Any grant made from such pool to a non-executive employee may not exceed 16,000 shares and all of the grants shall have an exercise price equal to 100% of our Common Stock’s fair market value on the grant date.  We have a written policy that addresses the dates on which it is appropriate to grant such options.  In addition, our CEO:

•	Makes recommendations to the Committee regarding the base salary, bonus and stock option award levels for our other executive officers; and

•
Provides an annual recommendation to the Committee regarding overall Company performance objectives for the year and the individual performance objectives of each of our executive officers with respect to our Executive Management Incentive Compensation Plan, and reports to the Committee on the satisfaction of each such objective.

Our CEO attends some of the meetings of the Committee upon invitation, but does not participate in the executive sessions of the Committee.

Audit Committee

During 2013, Mr. Hawran (Committee Chairman), Mr. Thompson and Mr. Rickey were the members of our Audit Committee. Effective January 31, 2013, Mr. Tommy G. Thompson joined the Audit Committee.  The Audit Committee is comprised solely of independent directors, as defined by NASDAQ.  The Board of Directors has determined that Mr. Hawran is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.  The charter of the Audit Committee has been established and approved by the Board of Directors, and a copy of the charter has been posted on our website at www.cytori.com under Investor Relations – Corporate Governance.

The Audit Committee selects our auditors, reviews the scope of the annual audit, approves the audit fees and non-audit fees to be paid to our auditors, and reviews our financial accounting controls with the staff and the auditors.  The Audit Committee is also charged with review and oversight of management’s enterprise risk management assessment.

Governance and Nominating Committee

Mr. Hawkins (Committee Chairman), Dr. Holmes, Mr. Thompson, and Mr. Dean, comprised the members of our Governance and Nominating Committee in 2013.  The Governance and Nominating Committee is comprised solely of independent directors, as defined by NASDAQ.  The Governance and Nominating Committee interviews, evaluates, nominates and recommends individuals for membership on the Board, evaluates the effectiveness of the Board and its serving members, and recommends the structure, responsibility and composition of the committees of the Board.  The Committee is also responsible for recommending guidelines and policies for corporate governance for adoption by the Board.  The charter of the Governance and Nominating Committee has been established and approved by the Board of Directors, and a copy of the charter has been posted on our website at www.cytori.com under Investor Relations – Corporate Governance.

Executive Committee

In 2013, the Executive Committee consisted of Mr. Calhoun, Mr. Rickey, Mr. Hawkins, and Mr. Hawran. The Executive Committee currently consists of Dr. Hedrick, Mr. Rickey, Mr. Hawkins, and Mr. Hawran.

The Executive Committee is responsible to evaluate and approve the material terms of any financing transactions or business transactions as well as to authorize and approve the issuance of stock and/or other equity securities. The Executive Committee also would be able to act on behalf of the full Board in urgent or exigent circumstances wherein it would be very difficult or impossible to assemble the full Board between regularly scheduled meetings. The Sub-Committee, consisting of Chairman of the Board and the CEO, has the authority to approve corporate expenditures presented by Management in excess of $250,000 up to a maximum of $1,000,000 for a single corporate transaction.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Rickey (Chairman), Hawkins, and Hawran, each of whom was an independent director and none of whom is a current or former employee of the Company. None of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons or entities who own more than ten percent of our common stock, to file with the SEC reports of beneficial ownership and changes in beneficial ownership of our common stock.  Those directors, officers, and stockholders are required by regulations to furnish us with copies of all forms they file under Section 16(a).  Based solely upon a review of the copies of such reports furnished to us and written representations from such directors, officers, and stockholders, we believe that all such reports required to be filed during 2013 were filed on a timely basis.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide stockholders with an understanding of our compensation philosophy and objectives as well as the analysis that we performed in setting executive compensation. It discusses the Compensation Committee’s determination of how and why, in addition to what, compensation actions were taken during the last fiscal year for each person serving as our chief executive officer and our chief financial officer during 2013, and the three other most highly compensated executive officers who were serving as such at the end of 2013.

Our named executive officers for fiscal year 2013 were Christopher J. Calhoun, our former Chief Executive Officer (Retired in 2014); Marc H. Hedrick, our President and CEO; Mark E. Saad, our Chief Financial Officer; Steven Kesten, our Executive Vice President and Chief Medical Officer; and Clyde W. Shores, our Executive Vice President Marketing & Sales.

These individuals are collectively referred to in this discussion as the “named executive officers” because they are named in the compensation tables included in this form 10-K/A. Investors are encouraged to read this discussion in conjunction with the compensation tables and related notes, which include more detailed information about the compensation of the named executive officers for 2013 as well as prior years.

Compensation Philosophy for the Named Executive Officers

The Company’s compensation programs for our officers are established by the Compensation Committee of the Board of Directors (the Committee). The Committee believes that our compensation policy should align the financial interests of our executives with those of our stockholders. A key to creating this alignment is placing a substantial amount of executive compensation at risk based upon both the short-term and long-term performance of the Company, while discouraging any short-sighted risk-taking behavior. The Committee also seeks to maintain compensation programs that will retain the executives we have, and attract the executives we may need.

Executive Compensation

In the process of determining compensation for our named executive officers (NEO), the Committee considers the current financial position of the Company, the strategic goals of the Company and the performance of our executives. The Committee also benchmarks the various components (described below) of our compensation program for executives to compensation paid by other public companies in our defined peer group, compensation data from Radford Global Life Sciences Survey, historical review of all executive officer compensation, and recommendations from our CEO (other than for his own salary). From time to time the Committee engages the services of outside compensation consultants. The Committee has the sole authority to select, compensate and terminate its external advisors.

The Committee utilizes the following components of compensation (described further below) to strike an appropriate balance between promoting sustainable and excellent performance and discouraging any inappropriate short-sighted risk-taking behavior:

•	Base Salary;

•	Annual short-term performance–based cash incentives (The Executive Management Incentive Compensation Plan);

•	Long-term equity compensation in the form of Stock Options;

•	Short-term equity compensation in the form of time and performance vested restricted stock awards;

•	Personal benefits and perquisites; and

•	Change in control and severance agreements.

Base Salary

In determining base salary for our executives, the Committee considers the factors mentioned above, but base salaries are also designed to account for internal equity, length and depth of experience and the complexity and importance of roles and responsibilities.

In October 2012, the Committee benchmarked each executive’s base salary and target bonus to the comparable positions in the 2012 Radford Global Life Sciences Survey, generally targeting the 50th – 60th percentile.  The Committee also reviewed each executive’s performance in relation to the 2012 Executive Management Incentive Compensation Plan (see further discussion below), the salary history for each of the executives, and Mr. Calhoun’s recommendations for compensation for each of the officers of the Company below the level of the top three executives (CEO, President, CFO).  Based on the Committee’s review of the various factors mentioned above, the Committee chose not to adjust the base salaries of the executives, and their base salaries remained as follows:  Mr. Calhoun at $467,900; Dr. Hedrick at $406,628; Mr. Saad at $389,917; and Mr. Shores at $329,469. In February 2013, Dr. Kesten joined the company as Executive Vice President & Chief Medical Officer, and Dr. Kesten’s base salary was set at $400,000.

In October, 2013, the Committee retained the executive compensation practice of Barney & Barney to review the company peer group and to provide recommendations to strengthen the peer group used for market assessment of compensation. A prospective list of potential peer companies was generated and along with the current peer list all were assessed for appropriateness of inclusion based on: industry sector; developmental stage; location; and company revenue, market capitalization, and number of employees. Based on a result of this analysis, the Committee resolved to adopt the peer group as shown in the table below.

Company	Market Capitalization as of October 14, 2013
Cytokinetics	$206.6 Million
Dynavax Technologies	$214.2 Million
Geron	$396.2 Million
Peregrine Pharmaceuticals	$222.2 Million
Rigel Pharmaceutics	$296.4 Million
Ziopharm Oncology	$375.9 Million
Arena Pharmaceuticals	$953.8 Million
Athersys	$109.5 Million
AVEO Pharmaceuticals	$110.6 Million
BioCryst Pharmaceuticals	$386.6 Million
Cell Therapeutics	$218.9 Million
Dyax	$718.4 Million
Hansen Medical	$138.2 Million
Immunomedics	$448.7 Million
Ligand Pharmaceuticals	$971.3 Million
NeoStem	$188.1 Million
Neurocrine Biosciences	$688.7 Million
Novavax	$627.4 Million
Osiris Therapeutics	$594.2 Million
Pain Therapeutics	$126.3 Million
Sangamo BioSciences	$605.5 Million
Solta Medical	$170.7 Million
StemCells	$59.1 Million

After review of the benchmark data, discussion of each executive’s performance, with input from Mr. Calhoun (except for his own performance), the Committee decided to make no adjustments to base salaries or target bonus percentages.

	2012/2013 Base Salary	2013/2014 Base Salary	Target Bonus %
Mr. Calhoun	$467,900	$467,900	50%
Dr. Hedrick	$406,628	$406,628	40%
Mr. Saad	$389,917	$389,917	35%
Dr. Kesten	$400,000	$400,000	25%
Mr. Shores	$329,469	$329,469	30%

Executive Management Incentive Compensation Plan

Our Compensation Committee adopted the Cytori Therapeutics Executive Management Incentive Compensation Plan (the EMIC) to increase the performance-based component of our executives’ compensation by linking their bonus payments to achievement of shorter term performance goals. Target bonuses are reviewed annually and established as a percentage of the executive’s base salary, generally based upon seniority of the officer and targeted at or near the median of the peer group and survey data described above. Each year the Committee establishes corporate and individual objectives and respective target percentages, taking into account recommendations from the CEO as it relates to executive positions other than CEO. Objectives for Mr. Calhoun, were set by the Committee in 2013 to align with the overall corporate objectives. After fiscal year-end the CEO provided the Committee with a written evaluation showing actual performance as compared to the objectives, and the Committee uses that information, along with the overall corporate performance, to determine what percentage of each executive’s bonus target will be paid out as a bonus for that year. Overall, we attempt to set the corporate and individual functional goals to be highly challenging yet attainable. Our corporate financial objectives are intended to be more difficult to achieve than our actual expected results, such that their attainment would require exceptional performance and dedication from our management team.

For 2013, the general corporate objectives were determined by the Committee to account for 100% of the objectives for Mr. Calhoun, and weight of 50% of the overall target bonus amounts for each of our other named executive officers. The general Company objectives were as follows:

o	Cash Business Deal Objectives
o	Achieve current year non-dilutive cash and deal premium objectives

o	Financial Objectives
o	Accelerate global revenue growth to specified targets
o	Reduce global operating loss (excluding stock based compensation) to specified targets
o	Achieve gross margin targets
o	BARDA Objectives
o	Achieve specified BARDA project related milestones
o	Next Generation Device Development Objectives
o	Achieve specified next generation device development milestones
o	Regulatory and Clinical Objectives
o	ATHENA Clinical Trial
▪	Achieve 45 patient enrollment
o	ADVANCE Clinical Trial
▪	Achieve 25 patient enrollment by year-end
o	RECOVER Clinical Trial
▪	Achieve initiation and enrollment goals

The individual following named executive officers’ objectives expanded upon their particular function in the overall corporate objectives and were to be weighted as 50% of their respective target bonus amounts.

Dr. Hedrick’s individual objectives included:

•	Achieve specified clinical and regulatory objectives
•	Achieve specified budget objectives
•	Commercial objectives including:
o	Launch specified products
o	Develop new commercial sites in specified therapy areas
o	Expansion into new markets
•	Next generation device development milestones

Mr. Saad’s individual objectives included:

•	Deliver capitalization plan resulting in two years of (operating) cash
•	Cash deal objectives
•	Share price increase objectives
•	Increase in institutional ownership objectives
•	Increase in financial analyst coverage to specified target

Dr. Kesten’s individual objectives included:

•	Enrollment and/or Initiation goals for:
o	ATHENA
o	ADVANCE
o	RECOVER
•	Cardiovascular therapy strategy and plan for FDA approval
•	Investigator initiated study objective

Mr. Shores’ individual objectives included:

•	Accelerate revenue growth to specified targets
•	Achieve overall gross margin and contribution margin objectives
•	Achieve market access strategic objectives including:
o	Launch specified products
o	Develop new commercial sites in specified therapy areas
o	Expansion into new markets

The 2013 target bonus as a percentage of annual base salary for each named executive officer was: 50% for Mr. Calhoun; 40% for Dr. Hedrick; 35% for Mr. Saad; 25% for Dr. Kesten; and 30% for Mr. Shores. The Committee, in its April 2014 meeting, evaluated our progress in 2013 as compared to overall the corporate objectives in the 2013 EMIC Plan described above. The Committee evaluated the overall results and then evaluated the progress of each executive officer towards their own functional objectives and the results are tabulated in the table below:

Officer and Position	Target Bonus as a % of Salary	% of Target Bonus Awarded	Bonus Awarded as a % of Salary	Amount of 2013 Bonus Paid in 2014

Christopher J. Calhoun, Chief Executive Officer	50%	35.25%	17.6%	$82,467
Marc H. Hedrick, President	40%	54.80%	21.9%	$89,133
Mark Saad, Chief Financial Officer	35%	26.13%	9.1%	$35,660
Steven Kesten Executive Vice President & Chief Medical Officer	25%	38.88%	9.7%	$38,880
Clyde Shores, Executive Vice President Marketing & Sales	30%	25.13%	7.7%	$25,237

Long-Term Equity Compensation

We designed our long-term equity grant program to further align the interests of our executives with those of our stockholders and to reward the executives’ longer-term performance. Historically, the Committee has granted individual option grant awards. In 2011, to further increase the emphasis on compensation tied to performance, awards of restricted stock with time and performance based vesting were added as a component of our equity compensation for executives. The Committee grants stock options or restricted stock based on its judgment as to whether the complete compensation packages to our executives, including prior equity awards, are sufficient to retain and incentivize the executives and whether the grants balance long-term vs. short-term compensation. The Committee also considers our overall performance as well as the individual performance of each NEO, and the potential dilutive effect of restricted stock awards, and the dilutive and overhang effect of the option grant awards, and recommendations from the CEO (other than with respect to his own option grants or restricted stock awards).

Our customary practice is to grant long-term equity compensation to the executives at the regularly-scheduled Compensation Committee meeting in the first quarter of the year, or as executive new hires are made or promotions granted. The Compensation Committee meeting dates are not related to dates for release of Company information. Stock options are granted with an exercise price equal to the fair market value of our Common Stock on the date of grant and restricted stock is awarded at the fair market value on the date of award. In 2013, the Committee also granted options with an exercise price above fair market value with the goal of further aligning awards with the long-term performance of the Company.

After the annual review in January 2013, the Compensation Committee granted stock options as follows:

Officer	Stock options at fair market value ($2.74)	Stock options above fair market value ($5.00)
Mr. Calhoun	250,000	125,000
Dr. Hedrick	183,333	91,667
Mr. Saad	150,000	75,000
Dr. Kesten (1)	151,000	-
Mr. Shores	100,000	50,000

(1)
 Option awards granted to Steven Kesten, were issued during his first year of service and vest over a period of four years with 25% vesting after one year of service, followed with equal monthly installments over the remaining 36 months.

These grants represented an increase over 2012 grants, reflecting our increased focus on option-based compensation at above fair market value. You can find more information regarding these grants by referring to our Grants of Plan-Based Awards table on page 35.

Short-Term Equity Compensation

In order to tie compensation to near term performance, in February 2012, the Compensation Committee granted 50,250 shares of restricted stock to Mr. Calhoun; 36,850 to Dr. Hedrick; 33,500 to Mr. Saad; and 31,825 to Mr. Shores, subject to achievement of the following conditions on or before December 31, 2012 for the percent of the grant as indicated:

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

In January, 2013, the Committee determined that 58% of the performance based restricted stock awards should continue vesting based on achievement of the defined objectives until the final vest date of January 10, 2014.

Accordingly, the Committee determined that the following number of performance based restricted stock awards for each NEO (granted on January 26, 2012) would continue time vesting through January 10, 2014 subject to each NEO’s continued employment by the Company.

Officer	Title	Performance-Vested Restricted Stock
Christopher Calhoun	CEO	29,145
Marc Hedrick	President	21,373
Mark Saad	CFO	19,430
Clyde Shores	Executive VP Marketing & Sales	18,458

Personal Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts, and 401(k). These plans are available to all full-time employees. In keeping with our philosophy to provide total compensation that is competitive within our industry we offer limited personal benefits and perquisites to executive officers that include supplemental long-term disability insurance. We also provided a supplemental life insurance policy for Mr. Calhoun. You can find more information on the amounts paid for these perquisites in our 2013 Summary Compensation Table.

Company Acquisition / Post-Termination Compensation

The Company has entered into individual change of control agreements (the CIC Agreements) with Mr. Calhoun, Dr. Hedrick, Mr. Saad, Dr. Kesten and Mr. Shores. The CIC Agreements will provide for certain severance benefits to be paid to each of these executives in the event of his involuntary termination without cause, or due to the executive’s resignation for good reason (including the Company’s material breach of its obligations, material reduction in duties, responsibilities, compensation or benefits, or relocation by more than 30 miles without prior consent), provided such termination or resignation occurs in connection with an acquisition of the Company. Upon such termination or resignation in the event of an acquisition, Mr. Calhoun would receive a lump sum payment of 18 times his monthly base salary, and 18 times his monthly COBRA payments, and Dr. Hedrick, Mr. Saad, Dr. Kesten, and Mr. Shores would each receive a lump sum payment of 12 times their monthly base salary, and 12 times their monthly COBRA payments. Notwithstanding the foregoing, these executives’ employment may be terminated for cause (including extended disability, repudiation of the CIC Agreement, conviction of a plea of no contest to certain crimes or misdemeanors, negligence that materially harms the company, failure to perform material duties without cure, drug or alcohol use that materially interferes with performance, and chronic unpermitted absence) without triggering an obligation for the Company to pay severance benefits under the CIC Agreements.

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

2013 Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the NEOs.

(a)	(b)	(c)		(d)			(e)		(f)		(g)			(h)
Name and Principal Position	Year	Salary		Stock Awards(1)			Option Awards(2)		Non- Equity Incentive Plan Comp. (3)		All Other Comp- ensation			Total

Christopher J. Calhoun, Former Chief Executive Officer (PEO)(11)	2013 2012 2011	$ $ $	467,900 467,900 456,543	$ $	— 293,260 292,455	(10) (9)	$ $ $	635,276 483,996 252,855	$ $ $	82,467 109,956 140,370	$	— — 10,230	(5) (5) (4)	$ $ $	1,185,643 1,355,112 1,152,453	(8) (8)
Marc H. Hedrick, President and Chief Executive Officer	2013 2012 2011	$ $ $	406,627 406,627 396,758	$ $	— 212,764 214,467	(10) (9)	$ $ $	465,869 241,998 185,427	$ $ $	89,133 76,446 97,591		— — —	(5) (5) (5)	$ $ $	961,629 937,835 894,243	(8) (8)
Mark E. Saad, Chief Financial Officer (PFO)	2013 2012 2011	$ $ $	389,917 389,917 380,453	$ $	— 184,040 194,970	(10) (9)	$ $ $	381,165 84,173 168,570	$ $ $	35,660 64,141 81,883		— — —	(5) (5) (5)	$ $ $	806,742 722,271 825,876	(8) (8)
Steven Kesten, M.D., Executive Vice President and Chief Medical Officer	2013 2012 2011	$ $ $	333,333 — —		— — —			$271,174 — —		$38,880 — —		$143,401 — —	(6)		$786,788 — —
Clyde W. Shores, Executive Vice President Marketing & Sales	2013 2012 2011	$ $ $	329,469 329,469 203,870	$	— 178,278 —	(10)	$ $ $	254,110 84,173 269,222	$ $ $	25,237 65,276 37,370	$ $ $	35,000 44,400 152,136	(7) (7) (7)	$ $ $	643,816 701,596 662,598

(1)
This column represents the dollar amount of the aggregate grant date fair value of stock awards, computed in accordance with FASB ASC Topic 718. For information relating to the assumptions made by us in valuing the stock awards made to our named executive officers in 2013, refer to Note 14 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

(2)
This column represents the dollar amount of the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718. For information relating to the assumptions made by us in valuing the option awards made to our named executive officers in 2013, refer to Note 14 to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

(3)
The amounts in column (f) reflect the cash awards under our  EMIC Plan, which is discussed in further detail in the CD&A under the heading “2013 NEO Compensation – Executive Management Incentive Compensation Plan.”

(4)	All Other Compensation for Mr. Calhoun for 2011 consists of supplemental long-term disability insurance premiums.

(5)	Dollar value of the Named Executive Officer’s perquisites and other personal benefits was less than $10,000 for the year reported.

(6)	All Other Compensation for Dr. Kesten who was hired 2/26/2013 includes a relocation allowance ($68,401) and a sign-on bonus ($75,000) for 2013.

(7)
All Other Compensation for Mr. Shores who was hired 5/16/2011 includes a relocation allowance ($148,486) and supplemental long-term disability insurance premiums ($3,650) for 2011, a relocation allowance ($44,400) for 2012 and an additional relocation allowance ($35,000) for 2013.

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

(10)
On January 26, 2012, the Compensation Committee granted Restricted Stock Awards as well as Performance based RSAs with performance vesting requirement.  In 2013, the Compensation Committee determined that one of the performance milestones was achieved and authorized to continue vesting the shares allocated to this milestone.  The Compensation Committee used its discretion to continue vesting a portion of the awards allocated to the milestones that were not achieved by December 31, 2012.

(11)
Mr. Calhoun retired as Chief Executive Officer effective April 2, 2014 and has agreed to serve as Managing Director for a transition period beginning April 2, 2014 through July 1, 2014 to facilitate the orderly transfer of responsibilities.

2013 Grants of Plan-Based Awards

The following table sets forth information regarding grants of stock and option awards made to our Named Executive Officers during fiscal 2013:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Named Officers	Grant	Target	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Market Price on Date of Grant	Full Grant Date Fair Value of Stock and Option Awards
	Date	($)	(#)	(#)	($/Sh)	($/Sh)	($)(1)

Christopher J. Calhoun,	1/31/2013	$233,950	–	250,000	$2.74	$2.74	$448,964
Former Chief Executive Officer	1/31/2013		–	125,000	$5.00	$2.74	$186,312
Marc H. Hedrick,	1/31/2013	$162,651	–	183,333	$2.74	$2.74	$329,239
President and Chief Executive Officer	1/31/2013		–	91,667	$5.00	$2.74	$136,629
Mark E. Saad,	1/31/2013	$136,471	–	150,000	$2.74	$2.74	$269,378
Chief Financial Officer	1/31/2013		–	75,000	$5.00	$2.74	$111,787
Steven Kesten, M.D.,	1/31/2013	$100,000	–	151,000	$2.74	$2.74	$271,174
Executive Vice President and Chief Medical Officer
Clyde W. Shores,	1/31/2013	$98,841	–	100,000	$2.74	$2.74	$179,585
Executive Vice President Marketing & Sales	1/31/2013		–	50,000	$5.00	$2.74	$74,525

(1)	Amounts reported represent the target cash bonus amounts that could have been earned under the EMIC, as described under the heading Compensation Discussion & Analysis - Executive Compensation” above.

(2)
Computed in accordance with FASB ASC Topic 718. See note 14 of the financial statements in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2014 regarding assumptions underlying valuation of equity awards.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The stock options granted to the NEOs during 2013 have an exercise price of $2.74 and $5.00 for the options granted on 1/31/2013.  Exercise prices for the options granted in 2013 are determined by the closing sale price of the Company’s common stock on NASDAQ on the date of grant and $5.00 as determined by the Compensation Committee in its discretion. The option awards have a contractual term of ten years and vest in equal monthly installments over a period of four years, subject to the NEO’s continued service to the Company.

Option awards granted to Dr. Steven Kesten, were issued during his first year of service and vest over a period of four years with 25% vesting after one year of service, followed with equal monthly installments over the remaining 36 months.

Outstanding Equity Awards at December 31, 2013

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2013.

(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)

	Option Awards						Stock Awards
Name	Option Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- Exercisable (2)		Option Exercise Price ($)	Option Ex- piration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Christopher J. Calhoun, Former Chief Executive Officer	6/2/2004 2/2/2005 1/24/2006 2/26/2007 1/31/2008 1/29/2009 2/5/2010 1/27/2011 1/26/2012 1/31/2013 1/31/2013	75,000 100,000 100,000 70,000 85,000 100,000 143,748 54,687 110,208 57,292 28,646	— — — — — — 6,252 20,313 119,792 192,708 96,354		$4.16 $3.12 $7.04 $5.44 $5.14 $4.80 $6.71 $5.57 $3.44 $2.74 $5.00	6/2/2014 2/2/2015 1/24/2016 2/26/2017 1/31/2018 1/29/2019 2/5/2020 1/27/2021 1/26/2022 1/31/2023 1/31/2023	— — — — — — — — 29,145 — —	— — — — — — — — $88,651 — —
Marc H. Hedrick, President and Chief Executive Officer	6/2/2004 2/2/2005 1/24/2006 2/26/2007 1/31/2008 1/29/2009 2/5/2010 1/27/2011 1/26/2012 1/31/2013 1/31/2013	50,000 70,000 70,000 50,000 60,000 75,000 105,415 40,104 55,104 42,014 21,007	— — — — — — 4,585 14,896 59,896 141,319 70,660		$4.16 $3.12 $7.04 $5.44 $5.14 $4.80 $6.71 $5.57 $3.44 $2.74 $5.00	6/2/2014 2/2/2015 1/24/2016 2/26/2017 1/31/2018 1/29/2019 2/5/2020 1/27/2021 1/26/2022 1/31/2023 1/31/2023	— — — — — — — — 21,373 — —	— — — — — — — — $65,011 — —
Mark E. Saad, Chief Financial Officer	6/21/2004 2/2/2005 1/24/2006 2/26/2007 1/31/2008 1/29/2009 2/5/2010 1/27/2011 1/26/2012 1/31/2013 1/31/2013	190,000 70,000 70,000 50,000 55,000 70,000 95,832 36,458 19,167 34,375 17,188	— — — — — — 4,168 13,542 20,883 115,625 57,812		$4.12 $3.12 $7.04 $5.44 $5.14 $4.80 $6.71 $5.57 $3.44 $2.74 $5.00	6/21/2014 2/2/2015 1/24/2016 2/26/2017 1/31/2018 1/29/2019 2/5/2020 1/27/2021 1/26/2022 1/31/2023 1/31/2023	— — — — — — — — 19,430 — —	— — — — — — — — $59,101 — —
Steven Kesten, M.D., Executive Vice President and Chief Medical Officer	1/31/2013	—	151,000	(4)	$2.74	1/31/2023	—	—
Clyde W. Shores, Executive Vice President Marketing & Sales	5/19/2011 1/26/2012 1/31/2013 1/31/2013	53,281 19,167 34,375 38,171	29,219 20,833 115,625 3,929		$5.37 $3.44 $2.74 $5.00	5/19/2021 1/26/2022 1/31/2023 1/31/2023	— 18,458 — —	— $56,146 — —

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options.

(2)
Generally, awards issued under the 1997 or 2004 plans are subject to four-year vesting with 1/48 of the award vesting monthly from date of grant. Each of the awards have a contractual term of 10 years.

(3)
January 26, 2012, Compensation Committee granted Restricted Stock Awards as well as Performance based RSAs with performance vesting requirement.  In 2013, the Compensation Committee determined that a portion of the performance milestones was achieved and authorized to continue vesting a proportionate number of shares allocated to such milestones.  Compensation Committee used its discretion to continue vesting a portion of the awards allocated according to the full or proportional achievement of the milestones by December 31, 2012.

(4)	25% of the granted award vests after one year of service, and the remainder vests monthly in increments of 1/36 for a period of 36 months.

2013 Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal year ended December 31, 2013:

(a)	(b)	(c)	(d)	(e)

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)

Christopher J. Calhoun, Chief Executive Officer	—	—	35,000	$105,000
Marc H. Hedrick, President	—	—	25,000	$75,000
Mark E. Saad, Chief Financial Officer	—	—	20,000	$60,000
Steven Kesten, M.D., Executive Vice President and Chief Medical Officer	—	—	—	—
Clyde W. Shores, Executive Vice President Marketing & Sales	—	—	20,000	$60,000

(1)	Represents time based restricted stock awards that vested on January 10, 2013.

(2)
The fair market value on January 10, 2013 was $3.00. Computed in accordance with FASB ASC Topic 718. See note 14 of the financial statements in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2014 regarding assumptions underlying valuation of equity awards.

Pension Benefits

We did not have a pension plan nor did we provide pension benefits to our NEOs (or any other employees) during fiscal year 2013.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our NEO’s (or any other employees) during fiscal year 2013.

Potential Payments Upon Termination or Change In Control

On January 31, 2008, we entered into individual change of control agreements (the “Agreements”) with Mr. Calhoun, Dr. Hedrick, and Mr. Saad (filed as Exhibits 10.52, 10.53, and 10.54 to our Annual Report on Form 10-K, as filed with the SEC on March 14, 2008).  On February 26, 2013 and April 16, 2012, respectively we entered into individual change of control agreements with Dr. Kesten and on Mr. Shores.  The terms of the Agreements are described in detail in the section above titled, Compensation Discussion & Analysis - Company Acquisition / Post-Termination Compensation.

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Calhoun, our former CEO:

	Change in Control(2)	Termination Following Change in Control(3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—		$701,850

Benefits
COBRA Premiums	—		$33,300

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$

TOTAL VALUE	$—		$735,150

The following table describes the potential payments upon termination and/or a change in control of the Company for Dr. Hedrick, our President and Chief Executive Officer:

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$406,628

Benefits
COBRA Premiums	—	$22,200

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$428,828

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Saad, our CFO:

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$389,917

Benefits
COBRA Premiums	—	$22,200

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$412,117

The following table describes the potential payments upon termination and/or a change in control of the Company for Dr. Kesten, our Executive Vice President & Chief Medical Officer.

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$400,000

Benefits
COBRA Premiums	—	$15,400

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$415,400

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Shores, our Executive Vice President – Marketing and Sales.

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$329,469

Benefits
COBRA Premiums	—	$22,200

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$351,669

(1)	Assumes a triggering event occurred on December 31, 2013.

(2)	Based on the occurrence of a change in control of the Company, provided that the executive is at that time still in the service of the Company.

(3)
Based on the occurrence of either actual or constructive termination without good cause in the context of a change in control of the Company as described in detail in the section above titled, Company Acquisition/Post-Termination Compensation.

(4)
Based on the executive’s annual base salary on December 31, 2013, which was $467,900 for Mr. Calhoun; $406,628 for Dr. Hedrick; $389,917 for Mr. Saad, $400,000 for Dr. Kesten and $329,469 for Mr. Shores.

(5)
Based on the difference between the aggregate exercise price of all accelerated in-the-money stock options and the aggregate market value of the underlying shares, calculated based on the per-share closing market price of our common stock on December 31, 2013, $2.57.

Director Compensation

Generally, our Board believes that the level of director compensation should be based on time spent carrying out Board and committee responsibilities and be competitive with comparable companies. In addition, the Board believes that a significant portion of director compensation should align director interests with the long-term interests of shareholders. The Board makes changes in its director compensation practices only upon the recommendation of the Compensation Committee, and following discussion and approval by the Board.

The following table summarizes director compensation during fiscal year 2013.

(a)	(b)	(c)	(d)	(e)

Director Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	Option Awards(4)(5) ($)	Total ($)

David M. Rickey, Chairman	$84,550	$17,080	$11,205	$112,835
Lloyd H. Dean	$56,458	$17,080	$11,205	$84,743
Richard J. Hawkins	$63,500	$17,080	$11,205	$91,785
Paul W. Hawran	$74,825	$17,080	$11,205	$103,110
E. Carmack Holmes, MD	$43,000	$17,080	$11,205	$71,285
Gary A. Lyons	$10,250	$47,565	$31,426	$89,241
Tommy Thompson	$56,000	$17,080	$11,205	$84,285

(1)
Mr. Calhoun and Dr. Hedrick are not included in this table as they are employees of the Company and receive no extra compensation for their services as Director. The compensation received by Mr. Calhoun and Dr. Hedrick as employees of the Company is shown in the 2013 Summary Compensation Table and the three equity-related tables above.

(2)
In fiscal year 2013, each non-employee director’s compensation included a $6,250 quarterly retainer, a fee of $2,000 per quarterly meeting attended, and a fee of $1,000 per special Board meeting attended in person.  Attendance of telephonic meetings was compensated at $1,000 per meeting.  Compensation Committee, Governance and Nominating Committee and Audit Committee members received $1,000 per meeting attended.  Executive Committee members were exempt from receiving committee fees.  The Chairman of the Board received an additional annual stipend of $25,000, the Chairman of the Audit Committee received an additional annual stipend of $12,000, and the Chairmen of the Compensation Committee and the Governance and Nominating Committee each received an additional annual stipend of $10,000 and $7,500, respectively.

(3)
Each non-employee director was granted 6,100 shares of restricted stock, effective on January 1, 2013 with shares cliff vesting on December 31, 2013. In October 2013, Mr. Gary Lyons received an initial stock award and stock option grant upon joining the Board.

(4)
Column (d) represents the grant date fair value of the option awards, computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the 2013 grants, refer to note 14 of the financial statements in our Annual Report on Form 10-K, as filed with the SEC on March 14, 2014.

(5)
As of December 31, 2013, the following directors held options to purchase the respective number of shares of our common stock: Richard J. Hawkins 126,100; Paul W. Hawran 201,100; E. Carmack Holmes 211,100; Gary Lyons 21,000; David M. Rickey 139,225, Lloyd H. Dean 47,100, and Tommy Thompson 42,100.

Narrative Disclosure to the Director Compensation Table

In 2013, each non-employee director’s compensation included a $6,250 quarterly retainer, a fee of $2,000 per quarterly meeting attended, and a fee of $1,000 per special Board meeting attended in person. Attendance of telephonic meetings was compensated at $1,000 per meeting. Compensation Committee, Governance and Nominating Committee and Audit Committee members received $1,000 per meeting attended. Executive Committee members were exempt from receiving committee fees. The Chairman of the Board received an additional annual stipend of $25,000, the Chairman of the Audit Committee received an additional annual stipend of $12,000, and the Chairmen of the Compensation Committee and the Governance and Nominating Committee each received an additional annual stipend of $10,000 and $7,500, respectively.

The stock options granted to the non-employee directors during 2013 have an exercise price of $2.80.  The exercise prices of these grants were equal to the closing sale price of the Company’s common stock on NASDAQ on the date of grant.   The option awards have a contractual term of 10 years and vest in equal monthly installments over a period of two years, subject to the director’s continued service to the Company. To align Board compensation with that of our peer group companies, each of our non-employee directors was also granted 6,100 shares of restricted stock, effective on January 1, 2013 with shares cliff vesting on December 31, 2013.

Equity Compensation Paid to Directors for Fiscal Year 2013

(a)	(b)	(c)	(d)		(e)	(f)		(g)

Director Name	Grant Date	Option Awards (#)	Grant Date Fair Value of Option Awards ($)		Stock Awards (#)	Grant Date Fair Value of Stock Awards ($)		Total Value of Equity Awards for 2013 ($)
David M. Rickey, Chairman	1/1/2013	6,100	$11,205	(1)	6,100	$17,080	(2)	$28,285
Lloyd H. Dean	1/1/2013	6,100	$11,205	(1)	6,100	$17,080	(2)	$28,285
Richard J. Hawkins	1/1/2013	6,100	$11,205	(1)	6,100	$17,080	(2)	$28,285
Paul W. Hawran	1/1/2013	6,100	$11,205	(1)	6,100	$17,080	(2)	$28,285
E. Carmack Holmes, MD	1/1/2013	6,100	$11,205	(1)	6,100	$17,080	(2)	$28,285
Gary A. Lyons	10/7/2013	21,000	$31,426	(1)	21,000	$47,565	(2)	$78,991
Tommy Thompson	1/1/2013	6,100	$11,205	(1)	6,100	$17,080	(2)	$28,285

(1)	The grant date fair value of the option award granted to Directors other than Mr. Lyons was $1.84 per share. The grant date fair value of Mr. Lyons’ option award was $1.50 per share.

(2)	The grant date fair value of the restricted stock awarded to Directors other than Mr. Lyons was $2.80 per share. The grant date fair value of Mr. Lyons’ award was $2.265 per share.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management.  Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

David M. Rickey (Chairman)
Paul W. Hawran
Richard J. Hawkins

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of our Common Stock as of March 31, 2014 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of our Common Stock, (b) each director and nominee for director, (c) our Chief Executive Officer, President, Chief Financial Officer and each other executive officer named in the compensation tables appearing in Item 11 of this Form 10-K/A and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information.  A total of 75,458,551 shares of our common stock were issued and outstanding as of March 31, 2014.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Subject to Options/Warrants Exercisable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership

Kian Thiam Lim Level 12, 2 Queen Street Melbourne, Victoria 3000, Australia	8,000,000	-	8,000,000	10.6%
BlackRock, Inc.(5) 40 East 52nd Street New York, NY 10022	4,241,408	-	4,241,408	5.6%
Olympus Corporation Shinjuku Monolith, 3-1 Nishi- Shinjuku 2-Chome, Shinjuku-ku, Tokyo 163-0914, Japan	4,013,043	-	4,013,043	5.3%
Christopher J. Calhoun	154,975	993,853	1,148,828	1.5%
Marc H. Hedrick, MD	518,711	724,792	1,243,503	1.6%
Mark E. Saad	138,430	743,853	882,283	1.2%
Steven Kesten, M.D.	-	50,104	50,104	*
Clyde W. Shores	38,458	134,582	173,040	*
David M. Rickey	326,625	139,864	466,489	*
Lloyd H. Dean	77,100	47,739	124,839	*
E. Carmack Holmes, MD	43,501	211,739	255,240	*
Paul W. Hawran	87,710	201,739	289,449	*
Richard J. Hawkins	26,185	126,739	152,924	*
Gary A. Lyons	-	-	-	*
Tommy Thompson	45,150	42,739	87,889	*
All executive officers and directors as a group (12)	1,477,845	3,417,743	4,895,588	6.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2014.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Cytori Therapeutics, Inc., 3020 Callan Road, San Diego, CA 92121.

(2)	Unless otherwise indicated, represents shares of outstanding common stock owned by the named parties as of March 31, 2014.

(3)
Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days of March 31, 2014 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

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

(5)
Information reported is based on a Schedule 13G/A as filed with the Securities and Exchange Commission on January 28, 2014. According to the Schedule 13G/A, BlackRock, Inc. has (i) sole power to vote or to direct the vote of 4,128,230 shares; and (ii) sole power to dispose or to direct the disposition of 4,241,408 shares.

(6)
Information reported is based on a Schedule 13D as filed with the Securities and Exchange Commission on February 28, 2014. According to the Schedule 13D, Kian Thiam Lim. has (i) sole power to vote or to direct the vote of 8,000,000 shares; and (ii) sole power to dispose or to direct the disposition of 8,000,000 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

    During the year ended December 31, 2013, 2012 and 2011, we incurred approximately $60,000, $232,000 and $166,000, respectively, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture.  In February 2012, we purchased second generation Celution® Systems and consumable sets from the Olympus-Cytori, Inc. joint venture, at a formula-based transfer price aggregating to $1,048,000. Additionally, pursuant to the Joint Venture termination agreement, in 2013, we paid Olympus $220,000 as an initial payment, $220,800 in royalty payments, and $50,600 to purchase two lots of Celution One consumables.  As of December 31, 2013, 2012 and 2011, Olympus Corporation was a beneficial owner of more than five percent of our outstanding shares of common stock.

    As of December 31, 2013, Kian Thiam Lim, the sole stockholder of Lorem Vascular Pty. Ltd. (Lorem Vascular), was a beneficial owner of more than five percent of our outstanding shares of common stock.  On October 29, 2013, we entered into a License/Supply Agreement (the Original License Agreement) with Lorem Vascular, which was subsequently amended and restated in its entirety on January 30, 2014 (as amended and restated, the License Agreement), whereby we exclusively licensed to Lorem Vascular all rights to market and sell Cytori Products (as defined in the License Agreement) for all markets within the countries of China, Hong Kong, Australia, Malaysia and Singapore, excluding only the rights for Alopecia (hair loss).  During the year ended December 31, 2013 Lorem Vascular purchased Celution® Systems and consumable sets from us for a total of $1,845,000 pursuant to the License Agreement.

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

Board Independence

The Board of Directors has determined that Messrs. Hawkins, Hawran, Rickey, Dean, Thompson, Lyons, and Dr. Holmes are “independent” under the rules of the NASDAQ Stock Market. Under applicable SEC and the NASDAQ rules, the existence of certain “related person” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. The Board of Directors is not able to consider Mr. Calhoun, our former Chief Executive Officer, or Dr. Hedrick, our President and Chief Executive Officer, independent, as a result of their respective employment with us during the past three years.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The Audit Committee has appointed KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013.  The Audit Committee reviews and must pre-approve all audit and non-audit services performed by KPMG LLP as well as the fees charged by KPMG LLP for such services.  No fees were approved under the Regulation S-X Rule 2.01(c)(7)(i)(C) exception to the pre-approval requirement.  In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the accounting firm’s independence.

The following table shows the aggregate fees paid or accrued by the Company for the audit and other services provided by KPMG LLP for fiscal years ended December 31, 2013 and 2012.

	2013	2012
Audit fees (1)	$664,596	$547,568
Audit related fees (2)	$6,000	$88,800
Tax Fees (3)	$87,640	$71,524
All other fees (4)	—	—
Total	$758,236	$707,892

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

(3)	Tax fees consist of fees for professional services performed by KPMG LLP with respect to tax compliance, tax advice, tax consulting and tax planning.

(4)	All other fees consist of fees for other permissible work performed by KPMG LLP that does not meet with the above category descriptions. No such fees were incurred in 2013 or 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this Amendment.

1. Financial statements.

The following documents were previously filed as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 14, 2014, which is being amended hereby.

•	Consolidated Balance Sheets as of December 31, 2013 and 2012.

•	Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011.

•	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011.

•	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules.

All schedules have been omitted because the information is not required or not in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto previously filed as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 14, 2014, which is being amended hereby.

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

CYTORI THERAPEUTICS, INC.

By:
/s/ Marc H. Hedrick, MD
Marc H. Hedrick, MD
President and Chief Executive Officer
April 29, 2014

EXHIBIT INDEX

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
			8-K	001-34375 Exhibit 10.90	10/03/2012

10.91	Joint Venture Termination Agreement dated May 8, 2013 by and between the Company and Olympus Corporation.		10-Q	001-34375 Exhibit 10.91	05/10/2013

10.92	Loan and Security Agreement, dated June 28, 2013, by and among the Company, Oxford Finance LLC and Silicon Valley Bank.		10-Q	001-34375 Exhibit 10.92	08/09/2013

10.93+	Puregraft Sale-License-Supply Agreement, dated July 30, 2013, by and among the Company and Bimini Technologies LLC.		10-Q/A	001-34375 Exhibit 10.93	11/12/2013

10.94+	Amended and Restated License and Supply Agreement dated January 30, 2014, by and between the Company and Lorem Vascular Pty. Ltd.		8-K	001-34375	02/04/2014

14.1	Code of Ethics.		10-K	000-32501 Exhibit 14.1	03/30/2004

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm		10-K	001-34375 Exhibit 23.1	03/14/2014

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1 ††	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS	XBRL Instance Document		10-K	001-34375 Exhibit 101	03/14/2014

101.SCH	XBRL Schema Document	10-K	001-34375 Exhibit 101	03/14/2014

101.CAL	XBRL Calculation Linkbase Document	10-K	001-34375 Exhibit 101	03/14/2014

101.DEF	XBRL Definition Linkbase Document	10-K	001-34375 Exhibit 101	03/14/2014

101.LAB	XBRL Label Linkbase Document	10-K	001-34375 Exhibit 101	03/14/2014

101.PRE	XBRL Presentation Linkbase Document	10-K	001-34375 Exhibit 101	03/14/2014

+	Confidential treatment has been granted with respect to certain portions of this exhibit.

#	Indicates management contract or compensatory plan or arrangement.

††
Indicates documents previously furnished with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the SEC on March 14, 2014, which is being amended hereby.