Form 10-Q
period 2014-03-31
CYTORI THERAPEUTICS, INC.
filed 2014-05-12
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes   ☐    No  ☒

As of April 30, 2014, there were 75,458,551 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$12,800,000	$15,506,000
Accounts receivable, net of reserves of $1,687,000 and of $1,445,000 in 2014 and 2013, respectively	3,636,000	4,152,000
Inventories, net	4,225,000	3,694,000
Other current assets	1,391,000	1,225,000

Total current assets	22,052,000	24,577,000

Property and equipment, net	1,192,000	1,054,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	2,412,000	2,812,000
Intangibles, net	9,494,000	9,345,000
Goodwill	3,922,000	3,922,000

Total assets	$39,422,000	$42,060,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,443,000	$6,077,000
Current portion of long-term obligations, net of discount	5,241,000	3,191,000
Termination fee obligation	200,000	400,000
Puregraft divestiture obligation	388,000	547,000
Joint Venture purchase obligation	2,553,000	4,691,000

Total current liabilities	14,825,000	14,906,000

Deferred revenues	206,000	212,000
Long-term deferred rent and other	664,000	710,000
Long-term obligations, net of discount, less current portion	21,325,000	23,100,000

Total liabilities	37,020,000	38,928,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2014 and 2013	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 75,458,551 and 71,305,375 shares issued and outstanding in 2014 and 2013, respectively	75,000	71,000
Additional paid-in capital	313,426,000	303,710,000
Accumulated other comprehensive loss	206,000	256,000
Accumulated deficit	(311,305,000)	(300,905,000)

Total stockholders’ equity	2,402,000	3,132,000

Total liabilities and stockholders’ equity	$39,422,000	$42,060,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

Product revenues	$1,031,000	$1,392,000

Cost of product revenues	421,000	756,000

Gross profit	610,000	636,000

Development revenues:
Development, related party	—	638,000
Development revenue	—	1,179,000
Government contracts and other	403,000	549,000
	403,000	2,366,000
Operating expenses:
Research and development	4,292,000	3,720,000
Sales and marketing	1,928,000	2,257,000
General and administrative	4,340,000	3,846,000
Change in fair value of warrant liability	—	(334,000)
Change in fair value of option liability	—	250,000

Total operating expenses	10,560,000	9,739,000

Operating loss	(9,547,000)	(6,737,000)

Other income (expense):
Interest income	2,000	—
Interest expense	(941,000)	(709,000)
Other income (expense), net	86,000	(173,000)
Equity loss from investment in joint venture	—	(48,000)

Total other income (expense)	(853,000)	(930,000)

Net loss	$(10,400,000)	$(7,667,000)

Other comprehensive income (loss) – foreign currency translation adjustments	(50,000)	(110,000)

Net comprehensive loss	$(10,450,000)	$(7,777,000)

Basic and diluted net loss per common share	$(0.14)	$(0.11)

Basic and diluted weighted average common shares	74,102,396	66,990,950

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,400,000)	$(7,667,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160,000	200,000
Amortization of deferred financing costs and debt discount	281,000	192,000
Increase (decrease) in allowance for doubtful accounts	465,000	87,000
Change in fair value of warrant liability	—	(334,000)
Change in fair value of option liability	—	250,000
Stock-based compensation	687,000	873,000
Equity loss from investment in joint venture	—	48,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	49,000	868,000
Inventories	(551,000)	(477,000)
Other current assets	(172,000)	(28,000)
Other assets	379,000	(974,000)
Accounts payable and accrued expenses	351,000	(523,000)
Deferred revenues, related party	—	(638,000)
Deferred revenues	(165,000)	(1,203,000)
Long-term deferred rent	(46,000)	32,000

Net cash used in operating activities	(8,962,000)	(9,294,000)

Cash flows from investing activities:
Purchases of property and equipment	(287,000)	(81,000)
Expenditures for intellectual property	(155,000)	—
License agreement termination fee	(200,000)	(200,000)

Net cash used in investing activities	(642,000)	(281,000)

Cash flows from financing activities:
Principal payments on long-term obligations	—	(2,485,000)
Joint Venture purchase payments	(2,138,000)	—
Proceeds from exercise of employee stock options and warrants	33,000	—
Proceeds from sale of common stock	9,000,000	3,001,000
Costs from sale of common stock	—	(184,000)

Net cash provided by financing activities	6,895,000	332,000

Effect of exchange rate changes on cash and cash equivalents	3,000	(70,000)

Net decrease in cash and cash equivalents	(2,706,000)	(9,313,000)

Cash and cash equivalents at beginning of period	15,506,000	25,717,000

Cash and cash equivalents at end of period	$12,800,000	$16,404,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$659,000	$520,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at March 31, 2014 has been derived from the audited financial statements at December 31, 2013, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2013.

2.	Use of Estimates

The preparation of Consolidated Condensed Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, determining the assumptions used in measuring share-based compensation expense and valuing allowances for doubtful accounts and inventories.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the Consolidated Condensed Financial Statements in the periods they are determined to be necessary.

3.	Capital Availability

We incurred net losses of $10,400,000 and $7,667,000 for the three months ended March 31, 2014 and 2013, respectively.  We have an accumulated deficit of $311,305,000 as of March 31, 2014.  Additionally, we have used net cash of $8,962,000 and $9,294,000 to fund our operating activities for the three months ended March 31, 2014 and 2013, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2013 and 2014, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

We have been placing, and will continue to place, significant effort into raising additional capital that will provide adequate capital resources to allow us to continue to fund our future operations.   There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

We believe our plans to raise additional cash from outside sources and, if necessary, our cost containment efforts are sufficient to allow us to continue operations for the next twelve months.  This includes minimum liquidity requirements of the Loan and Security Agreement that require us to make principal and interest payments of $868,000 per month beginning in August 2014 and maintain at least three months of cash on hand to avoid an event of default under the loan agreement.  If we are unable to raise additional capital as planned, we may not have sufficient cash on hand to avoid an event of default under the loan agreement during the quarter ended June 30, 2014.  See Part II, Item 1A “Risk Factors—Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity” for additional information. Our financing plans include pursuing  additional cash through strategic corporate partnerships and possibly engaging in future sales of equity, as well as our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

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

The Company calculated the fair value of the purchase consideration on the acquisition date to be $4,928,000.  This was determined using a weighted probability assessment of the payment options available to Cytori.  Present value risk-adjusted discount rates applied to the purchase consideration ranged from 9.75% to 12.75%.  The fair value calculation of the purchase consideration resulted in a discount of $1,072,000, which will be amortized to interest expense over a weighted average expected term of 1.8 years.  On a quarterly basis, the Company reassesses the probabilities of the various payment options and expected term.  Changes in the expected term and the remaining discount amount as a result of the reassessment will be recognized prospectively as an adjustment to interest expense. Upon final settlement of the purchase obligation, any difference between the amount paid and the carrying amount of the purchase obligation will be recorded as a gain or loss on extinguishment of the liability. As a result of this reassessment as of March 31, 2014 the Company believed it would settle the obligation for a total of $4.5 million (less any installment payments already made), which will result in a gain of $0.6 million upon settlement. As of March 31, 2014, the Company had paid Olympus a total of approximately $2.6 million as part of the settlement option.

As of May 8, 2014 the Company’s obligation to Olympus for settlement of the Joint Venture Termination Agreement increased by $1.5 million and we now owe Olympus approximately $3.4 million payable by May 8, 2015 (Payment Option Two). We are currently negotiating with Olympus to accelerate our payment and reduce the amount owed for Payment Option Two, however no assurances can be given that they will ultimately agree to such a compromise.

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

In addition, Lorem Vascular had initially committed to purchase approximately $7 million in Celution® devices and consumables, with an approximately $2 million order already placed, and an approximately $5 million order to be placed following regulatory approval in China.  Lorem and Cytori have implemented a regulatory plan for China and anticipate approval in 2014. In connection with the Common Stock Purchase Agreement, the right to appoint one member of our Board of directors was granted to Mr. K.T. Lim, Chairman of Lorem Vascular. We expect Mr. Lim to appoint a member to serve on our Board of Directors at some point in 2014.

Index
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

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. We recognize revenue for sales to new customers as cash is received in order to minimize the risk of non-collection.

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

For sales that include multiple deliverables, such as sales of our StemSource® Cell Bank (cell bank), we account for products or services (deliverables) separately rather than as a combined unit.  StemSource® Cell Banks typically consist of a complex array of equipment, proprietary knowledge, license rights, and services, including one or more StemSource® devices, a cryogenic freezer, measuring and monitoring equipment, and a database patient tracking system. In addition, we typically provide consulting, installation, and training services.  Web hosting, technical support and maintenance services are generally provided for a period of up to one year subsequent to the date of sale.  FASB authoritative guidance requires an evaluation of these deliverables to determine the appropriate “units of accounting” for purposes of revenue recognition.  Each cell bank is customized to provide the best solution for the customer.  Depending on customers’ needs, all or combination of the following units of accounting will apply to cell bank transactions:

Index
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

Concentration of Significant Customers
For the three months ended March 31, 2014, three distributors comprised 68% of our revenue recognized for the quarter.  Two distributors accounted for 70% of total outstanding accounts receivable as of March 31, 2014.

For the three months ended March 31, 2013, one distributor comprised 42% of our revenue recognized for the quarter.  Two direct customers, two distributors and a government agency accounted for 62% of total outstanding accounts receivable as of March 31, 2013.

Product revenues, classified by geographic location, are as follows:

	Three months ended

	March 31, 2014		March 31, 2013
	Product Revenues	% of Total	Product Revenues	% of Total

North America	$175,000	17%	$295,000	21%
Japan	644,000	62%	699,000	50%
Europe	212,000	21%	333,000	24%
Other countries	—	—	65,000	5%
Total product revenues	$1,031,000	100%	$1,392,000	100%

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

Index
We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services were not separable and as a result the recognition of this deferred amount as revenue required achievement of service related milestones, under a proportional performance methodology.  Revenue was recognized as the above mentioned R&D milestones were completed. Of the amounts received and deferred, we recognized the last remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway. As of March 31, 2014, there are no deferred amounts under this contract.

Refer to Note 14 for discussion about arrangement with Senko.

8.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	March 31, 2014	December 31, 2013

Raw materials	$1,548,000	$1,315,000
Work in process	462,000	232,000
Finished goods	2,215,000	2,147,000
	$4,225,000	$3,694,000

9.	Share-Based Compensation

Stock Options

During the first quarter of 2014, we issued to our directors options to purchase an aggregate of 96,180 shares of our common stock, with two-year vesting. The grant date fair value of the awards granted to our officers was $1.75 per share for options with an exercise price of $2.57 (which was the fair market value of our common stock on the date of grant). The resulting share-based compensation expense of $168,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

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

Restricted Stock Awards

During the first quarter of 2014, we issued to our directors 63,300 shares of restricted stock. The stock award vests on January 2, 2015 and the resulting share-based compensation expense of $162,700 will be recognized as expense over the vesting period.

Index
Performance-Based Restricted Stock Awards

In January 2012, we granted 276,375 performance-based restricted stock awards under the 2004 Equity Incentive Plan.  The awards provide certain employees until December 31, 2012 to achieve certain performance goals established by the Compensation Committee. In January 2013, the Compensation Committee reviewed the employees performance against the performance goals and allowed only a portion of the awards to continue vesting based on partial achievement of the goals.  As a result of this decision, 86,229 shares with fair value of $2.74 per share will continue vesting under the terms of the grant.   Since we had not recognized any expense relating to these shares through December 31, 2012, additional compensation expense of $236,000 resulting from this grant modification was recognized from the modification date through the vesting date of January 2014.  We recognized $9,800 of compensation expense related to performance-based awards during the three months ended March 31, 2014.

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2014 and 2013, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 17,144,082 and 18,979,740 for the three months ended March 31, 2014 and 2013, respectively.

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

The components of accumulated other comprehensive loss are as follows:

	Foreign currency translation adjustments	Accumulated other comprehensive loss

Beginning balance, January 1, 2014	$256,000	$256,000
Net current period other comprehensive income (loss)	(50,000)	(50,000)
Ending balance, March 31, 2014	$206,000	$206,000

12.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of March 31, 2014, we have pre-clinical research study obligations of $23,000 (all of which are expected to be complete within a year) and clinical research study obligations of $8,005,000 ($5,780,000 of which are expected to be complete within a year).  Should the timing of the pre-clinical and clinical trials change, the timing of the payment of these obligations would also change.

During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of March 31, 2014, we have minimum purchase obligations of $850,000 (all of which are expected to be paid within a year).

We have entered into several lease agreements for our headquarters office location as well as international office locations. As of March 31, 2014, we have remaining lease obligations of $6,907,000 ($2,020,000 of which are expected to be completed within a year).

Index
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

The agreement includes certain obligations to be performed by the Company on the behalf of Bimini, which includes transferring the manufacturing of Puregraft products to an agreed upon third party on or before December 31, 2014 and training. The Company recorded a gain on the Puregraft divestiture of $4.5 million in 2013, and have a remaining obligation of approximately $388,000 in future transfer and training obligations, as of March 31, 2014. Bimini is obligated to make certain additional milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft products.

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

During the quarter ended March 31, 2014, our aggregate installment payments paid were $1,000,000.  As of March 31, 2014, we have a remaining termination fee obligation of $200,000.

Index
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

•  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	March 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$9,644,000	$9,644,000	$—	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,644,000	$4,644,000	$—	$—

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds that are classified in Level 1 of the fair value hierarchy.

16.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2014 and December 31, 2013, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At March 31, 2014 and December 31, 2013, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	March 31, 2014		December 31, 2013

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$26,455,000	$26,522,000	$26,207,000	$26,241,000

Carrying value is net of debt discount of $2,098,000 and $2,379,000 as of March 31, 2014 and December 31, 2013, respectively.
The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

Index
17.	Stockholders’ Equity

Common Stock

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

In October 2013, we entered into a Common Stock Purchase Agreement with Lorem Vascular for the purchase of 8,000,000 shares at $3.00 per share. The transaction occurred in two separate closings of 4,000,000 shares each. The first closing occurred in November 2013, and the second closing occurred in January 2014. As of December 31, 2013, we received $15,000,000 of the gross proceeds, $12,000,000 for the first closing and $3,000,000 towards the second closing. The balance of $9,000,000 in gross proceeds required to complete the second closing were received in January 2014. In connection with the Common Stock Purchase Agreement, the right to appoint one member of our Board of directors was granted to Mr. K.T. Lim, Chairman of Lorem Vascular. We expect Mr. Lim to appoint a member to serve on our Board of Directors at some point in 2014.

Other Related Party Transactions

During the three months ended March 31, 2014 and 2013, we incurred approximately $0,and $45,000, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

These statements include, without limitation, statements about our anticipated expenditures, including those related to clinical research studies and general and administrative expenses; the potential size of the market for our products, future  development and/or expansion of our products and therapies in our markets, our ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; our potential need for additional financing and the anticipated amount and availability thereof; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described under the heading “Risk Factors” in Item 1A of Part II below, which we encourage you to read carefully.  We caution you not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.  Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.

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

In the U.S., we are conducting our ATHENA trial, a prospective, double blind, placebo-controlled, multi-center trial in up to 45 patients with ischemic heart disease. The trial will measure several endpoints, including peak oxygen consumption (VO2 max). Additional endpoints include perfusion defect, left ventricle end-systolic and diastolic volume and ejection fraction at six and 12 months, NYHA functional class and health-related quality of life. Recently, the FDA approved expanding the ATHENA trial from six trial centers to ten centers.  The ATHENA II trial, which is studying a higher cell dose has recently been initiated at the first clinical site.  Enrollment of 45 patients at up to 12 centers is planned, which includes most of the centers in ATHENA I. We currently have one site initiated for ATHENA II, and we expect the ATHENA I sites to immediately roll over to ATHENA II, once ATHENA I enrollment is complete.

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

We have completed two European pilot trials (PRECISE and APOLLO) investigating Cytori’s Cell Therapy for cardiovascular disease. The PRECISE trial studied patients with chronic myocardial ischemia and demonstrated feasibility and safety of Cytori’s Cell Therapy as well as an improvement in cardiac functional capacity as measured by VO2 max. Results from the APOLLO trial for acute heart attack demonstrated the safety and feasibility of Cytori Cell Therapy in this population but the size of the pilot trial was not sufficient to comment definitively on efficacy.

In addition to our cardiovascular disease therapeutic pipeline, Cytori is also developing its cell therapy platform for the treatment of thermal burns combined with radiation injury, sports medicine and orthopedics. In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® System to improve cell processing. The additional contract options, if fully executed, could cover our clinical development through FDA approval under a device-based PMA regulatory pathway. We believe we have fulfilled the required milestones of the base contract and we are awaiting final BARDA’s decision on the exercise of the first contract option.

We also received FDA approval in late 2013 to conduct a safety and feasibility clinical trial in patients with acute hamstring tears in order to evaluate the effect of Cytori Cell Therapy on healing in muscle injury.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and StemSource® Cell Banks.

The following table summarizes the components for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

Related party	$—	$—
Third party	$1,031,000	$1,392,000

Total product revenues	$1,031,000	$1,392,000

Index
We experienced a decrease in product revenue during the three months ended March 31, 2014 as compared to the same periods in 2013, due principally to the product mix comprising revenue for each period and anticipated timing associated with larger system related sales.

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

The future:  We expect to continue to generate product revenues from a mix of Celution® and StemSource® System and consumables sales. We will sell the products to a diverse group of distributors and partners in Europe, Asia and the U.S., who may apply the products towards reconstructive surgery, soft tissue repair, research, aesthetics, and cell and tissue banking as approved in each country. Additionally, as a result of Class I Device Clearance for Celution® and a number of our other products in Japan, we anticipate to sell these products to researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori’s Cell Therapy.  As a result of sale of our Puregraft® product line discussed in note 13 of the Consolidated Financial Statements, we do not expect significant revenues from that product line in the foreseeable future.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

Cost of product revenues	$402,000	$737,000
Share-based compensation	19,000	19,000
Total cost of product revenues	$421,000	$756,000
Total cost of product revenues as % of product revenues	40.8%	54.3%

Cost of product revenues as a percentage of product revenues was 40.8% and 54.3% for the three months ended March 31, 2014 and 2013, respectively. Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocation of overhead.

The future.  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Development revenues

The following table summarizes the components of our development revenues for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

Milestone revenue (Olympus)	$—	$638,000
Development (Senko)	$—	1,179,000
Government contract (BARDA) and Other	403,000	547,000
Regenerative cell storage services	$—	2,000
Total development revenues	$403,000	$2,366,000

Of the amounts originally received and deferred from the Olympus-Cytori Joint Venture, we recognized the remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway.

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

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, could cover clinical development through FDA approval under a device-based PMA regulatory pathway. This is a cost reimbursement contract and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012. To receive funds under this arrangement, we are required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the contract agreement between BARDA and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to develop a new countermeasure for thermal burns, and (iii) file appropriate forms and follow appropriate protocols established by BARDA.  During the three months ended March 31, 2014, we incurred $375,000 in qualified expenditures. We recognized a total of $403,000 in revenues for the three months ended March 31, 2014, which included allowable fees as well as cost reimbursements. During the three months ended March 31, 2013, we incurred $508,000 in qualified expenditures. We recognized a total of $547,000 in revenues for the three months ended March 31, 2013, which included allowable fees as well as cost reimbursements.

The future:  We believe we have fulfilled the required milestones of the base contract and we are awaiting final BARDA’s decision on the exercise of the first contract option.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.  The following table summarizes the components of our research and development expenses for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

General research and development	$4,170,000	$3,578,000
Share-based compensation	122,000	142,000
Total research and development expenses	$4,292,000	$3,720,000

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications. These expenses, in conjunction with continued development efforts related to our Celution® System, result primarily from the broad expansion of our research and development efforts.

The increase in research and development expenses for the three months ended March 31, 2014 as compared to the same period in 2013 is due to an increase in professional services expenses of $354,000, increased research supplies expense of $173,000, and increased clinical study expense of $177,000 associated with our clinical, BARDA related development work and regulatory activities, which were offset by a reduction of salary and benefits expenses (excluding share-based compensation), travel and entertainment expenses and other expenses.
.
The future:  We expect research and development expenditures to increase in 2014 as we continue enrollment in our US trial ATHENA and ATHENA II, RECOVER, continue development work under our BARDA contract, and as we seek additional regulatory clearances and potentially seek to initiate additional trials or patient registries during 2014.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2014 and 2013:

Index
	For the three months ended March 31,

	2014	2013

Sales and marketing	$1,813,000	$2,096,000
Share-based compensation	115,000	161,000
Total sales and marketing expenses	$1,928,000	$2,257,000

The decrease in sales and marketing expense during the three months ended March 31, 2014 as compared to the same period in 2013 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $280,000, a decrease in product samples of approximately $30,000 and a decrease in other costs of approximately $20,000.

The future:  We expect sales and marketing expenditures to remain relatively stable in the remainder of 2014.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

General and administrative	$3,909,000	$3,295,000
Share-based compensation	431,000	551,000
Total general and administrative expenses	$4,340,000	$3,846,000

For the three months ended March 31, 2014 as compared to the same period in 2013, general and administrative expenses increased primarily due to an increase to non-cash accounts receivable charge of $379,000 related to past-due accounts, an increase in professional services of $472,000, which were offset by a decrease in salary and related benefits expense (excluding share-based compensation) of $167,000, a decrease in travel and entertainment of $52,000, and a decrease in advertising and promotions, insurance and other expenses of $138,000.

The future:  We expect general and administrative expenses to remain relatively stable through the remainder of 2014.

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

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

Cost of product revenues	$19,000	$19,000
Research and development-related	122,000	142,000
Sales and marketing-related	115,000	161,000
General and administrative-related	431,000	551,000
Total share-based compensation expenses	$687,000	$873,000

Most of the share-based compensation expenses for the three months ended March 31, 2014 and 2013 related to the vesting of stock option and restricted stock awards to employees.

Index
See Notes to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of share based compensation.

The future.  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of March 31, 2014 the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $4,485,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.72 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

Change in fair value of warrant liability	$—	$(334,000)

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs, such as stock price, volatility, remaining life and others.

The future: No future changes in the fair value of the warrant liability will be recognized as the warrants expired in August 2013.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

Change in fair value of option liability	$—	$250,000

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

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

Interest income	$2,000	$—
Interest expense	(941,000)	(709,000)
Other income (expense)	86,000	(173,000)
Gain on Puregraft divestiture	—	—
Total	$(853,000)	$(882,000)

•	Interest expense increased for the three months ended March 31, 2014 as compared to the same period in 2013, due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $27.0 million term loan.

Index
•	The changes in other income (expense) during the three months ended March 31, 2014 as compared to the same period in 2013 resulted primarily from changes in foreign currency exchange rates.

•	Refer to Note 13 for discussion of the gain on Puregraft divestiture.

The future: Interest income earned in 2014 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense in 2014 to increase slightly as we continue to pay interest on the $27.0 million term loan that was amended in June 2013.

Equity loss from investment in Joint Venture

The following table summarizes our equity loss from investment in joint venture for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,

	2014	2013

Equity loss from investment in Joint Venture	$—	$(48,000)

The losses relate entirely to our 50% equity interest in the Joint Venture, which we account for using the equity method of accounting.

The future: Pursuant to the May 2013 acquisition of the remaining interest in the Olympus-Cytori Joint Venture we will not recognize any additional losses from the activities of the Joint Venture.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2014 and December 31, 2013:

	As of March 31,	As of December 31,
	2014	2013

Cash and cash equivalents	$12,800,000	$15,506,000

Current assets	$22,052,000	$24,577,000
Current liabilities	14,825,000	14,906,000
Working capital	$7,227,000	$9,671,000

We incurred net losses of $10,400,000 and $7,667,000 for the three months ended March 31, 2014 and 2013, respectively.  We have an accumulated deficit of $311,305,000 as of March 31, 2014.  Additionally, we have used net cash of $8,962,000 and $9,294,000 to fund our operating activities for the three months ended March 31, 2014 and 2013, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. During 2013 and the first quarter of 2014, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth.

We have been placing, and will continue to place, significant effort into raising additional capital that will provide adequate capital resources to allow us to continue to fund our future operations.   There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

We believe our plans to raise additional cash from outside sources and, if necessary, our cost containment efforts are sufficient to allow us to continue operations for the next twelve months.  This includes minimum liquidity requirements of the Loan and Security Agreement that require us to make principal and interest payments of $868,000 per month beginning in August 2014 and maintain at least three months of cash on hand to avoid an event of default under the loan agreement.  If we are unable to raise additional capital as planned, we may not have sufficient cash on hand to avoid an event of default under the loan agreement during the quarter ended June 30, 2014.  See Part II, Item 1A “Risk Factors—Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity” for additional information. Our financing plans include pursuing  additional cash through strategic corporate partnerships and possibly engaging in future sales of equity, as well as our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

Index
The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives.

The following summarizes our contractual obligations and other commitments at March 31, 2014, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$28,665,000	$5,362,000	$18,280,000	$5,023,000	$—
Interest commitment on long-term obligations	5,132,000	2,486,000	2,577,000	69,000	—
Operating lease obligations	6,907,000	2,020,000	3,760,000	1,127,000	—
Minimum purchase requirements	850,000	850,000	—	—	—
License termination fee obligation	200,000	200,000	—
Pre-clinical research study obligations	23,000	23,000	—	—	—
Clinical research study obligations	8,005,000	5,780,000	2,025,000	200,000	—
Puregraft divestiture obligation	388,000	388,000	—	—	—
Joint Venture purchase obligation	1,900,000	1,900,000	—	—	—
Total	$52,070,000	$19,009,000	$26,642,000	$6,419,000	$—

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2014 and 2013 is summarized as follows:

	For the three months ended March 31,
	2014	2013

Net cash used in operating activities	$(8,962,000)	$(9,294,000)
Net cash used in investing activities	(642,000)	(281,000)
Net cash provided by financing activities	6,895,000	332,000
Effect of exchange rate changes on cash and cash equivalents	3,000	(70,000)
Net decrease in cash and cash equivalents	(2,706,000)	(9,313,000)

Operating activities

Operational activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $9,547,000 for the three months ended March 31, 2014.  The operating cash impact of this loss was $8,962,000, after adjusting for the non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

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

Investing activities

Net cash used in investing activities for the three months ended March 31, 2014 resulted from cash outflows for payment of a license termination fee of $200,000, expenditures for intellectual property of $155,000 and for purchases of property and equipment of $287,000.

Net cash used in investing activities for the three months ended March 31, 2013 resulted from cash outflows for payment of a license termination fee of $200,000 and for purchases of property and equipment.

Index
Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2014 related primarily to the Common Stock purchase Agreement with Lorem Vascular that was executed in October 2013. $9,000,000 in gross proceeds was received in January 2014. The proceeds received were potentially offset by payments made to Olympus pursuant to the termination of our Joint Venture.

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

We believe it is important for you to understand our most critical accounting policies.  These are our policies that require us to make our most significant judgments and, as a result, could have the greatest impact on our future financial results.  For a summary of significant accounting policies, see Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 as well as Notes to Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of policies and significant estimates related to our warrant and put liabilities, revenue recognition, and stock based compensation.

Recent Accounting Pronouncements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of March 31, 2014, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended March 31, 2014, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report as a result of an unremediated material weakness related to the recognition and measurement of revenue in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

As described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting related to the recognition and measurement of revenue in accordance with U.S. generally accepted accounting principles.  Specifically, our controls did not operate effectively to aggregate and communicate information necessary to (i) verify that the collection of accounts receivable was reasonably assured and (ii) evaluate whether contractual provisions were satisfied in order to recognize revenue.  As discussed in the Form 10-K, we implemented a remediation plan to improve our systems of disclosure controls and procedures and internal control over financial reporting. This remediation plan includes (i) reevaluating our processes for the recognition of revenue at our Japan subsidiary, (ii) relocating to our Japan subsidiary a qualified individual with appropriate experience to assist with our review of revenue arrangements in accordance with U.S. generally accepted accounting principles and to help facilitate better communication with our Japan subsidiary, and (iii) enhancing our assessment of collectability over our customers to ensure that adequate evidence of collectability is obtained prior to the recognition of revenue. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2014. The material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2014, we were not a party to any material legal proceeding.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for a discussion of our loss contingencies.

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

Risks Related to Our Business

We will need to raise more cash in the future

We have almost always had negative cash flows from operations. Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses. During 2013 and 2014, we expanded our commercialization activities while simultaneously pursuing available financing sources to support operations and growth. We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations to profitability. We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the future.

We have been placing, and will continue to place, significant effort into raising additional capital that will provide adequate capital resources to allow us to continue to fund our future operations. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

We believe our plans to raise additional cash from outside sources and, if necessary, our cost containment efforts are sufficient to allow us to continue operations for the next twelve months. This includes minimum liquidity requirements of the Loan and Security Agreement that require us to make principal and interest payments of $868,000 per month beginning in August 2014 and maintain at least three months of cash on hand to avoid an event of default under the loan agreement. If we are unable to raise additional capital as planned, we may not have sufficient cash on hand to avoid an event of default under the loan agreement during the quarter ended June 30, 2014. Our financing plans include pursuing additional cash through strategic corporate partnerships and possibly engaging in future sales of equity, as well as our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives.

Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity*

 On June 28, 2013 we entered into a Loan and Security Agreement (“Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank (together, the “Lenders”), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (“Term Loan”), subject to the terms and conditions set forth in the loan agreement. The Term Loan accrues interest at a fixed rate of 9.75% per annum. Pursuant to the Loan Agreement, we are required to make interest only payments through July 1, 2014 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through July 1, 2017, the maturity date. All unpaid principal and interest with respect to the Term Loan is due and payable in full on July 1, 2017. Pursuant to the Loan Agreement, we will be required to make principal and interest payments of $868,000 per month beginning in August 2014.

Our indebtedness could adversely affect our operations and liquidity, by, among other things:

•            causing us to use a larger portion of our cash flow to fund interest and principal payments, reducing the availability of cash to fund working capital and capital expenditures and other business activities;

•            making it more difficult for us to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and

•            limiting our ability to borrow additional monies in the future to fund working capital, capital expenditures and other general corporate purposes.

The Loan Agreement requires us to maintain at least three months of cash on hand and includes certain reporting and other covenants, that, among other things, restrict our ability to: (i) dispose of assets, (ii) change the business we conduct, (iii) make acquisitions, (iv) engage in mergers or consolidations, (v) incur additional indebtedness, (vi) create liens on assets, (vii) maintain any collateral account, (viii) pay dividends, (ix) make investments, loans or advances, (x) engage in certain transactions with affiliates, and (xi) prepay certain other indebtedness or amend other financing arrangements. If we fail to comply with any of these covenants or restrictions, such failure may result in an event of default, which if not cured or waived, could result in the lenders accelerating the maturity of our indebtedness. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and such acceleration would adversely affect our business and financial condition.

In addition, the indebtedness under our Loan Agreement is secured by a security interest in substantially all of our existing and after-acquired assets, including our intellectual property assets, and therefore, if we are unable to repay such indebtedness, the Lenders could foreclose on these assets, which would adversely affect our ability to operate our business.

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

Index
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

Index
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

Index
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

Index
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

Index
Material weakness in our internal control over financial reporting.*

We have identified a material weakness in our internal control over financial reporting as of December 31, 2013, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013 because a material weakness existed in our internal control over financial reporting related to related to the recognition and measurement of revenue in accordance with U.S. generally accepted accounting principles. Specifically, our controls did not operate effectively to aggregate and communicate information necessary to (i) verify that the collection of accounts receivable was reasonably assured and (ii) evaluate whether contractual provisions were satisfied in order to recognize revenue.  See Part I, Item 4—Controls and Procedures.

In order to remediate the material weakness in our internal control over financial reporting, we implemented a remediation plan to improve our systems of disclosure controls and procedures and internal control over financial reporting. This remediation plan includes (i) reevaluating our processes for the recognition of revenue at our Japan subsidiary, (ii) relocating to our Japan subsidiary a qualified individual with appropriate experience to assist with our review of revenue arrangements in accordance with U.S. generally accepted accounting principles and to help facilitate better communication with our Japan subsidiary, and (iii) enhancing our assessment of collectability over our customers to ensure that adequate evidence of collectability is obtained prior to the recognition of revenue. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2014. The material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are operating effectively.

If we are unable to effectively remediate this material weakness in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
We depend on a few key officers

Our performance is substantially dependent on the performance of our executive officers and other key scientific and sales staff, including Marc Hedrick, MD, our Chief Executive Officer and President. We rely upon them for strategic business decisions and guidance. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract and retain such personnel. The loss of the services of one or more of our executive officers or key scientific staff, or the inability to attract and retain additional personnel and develop expertise as needed could have a substantial negative effect on our results of operations and financial condition.

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

Index
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

As of March 31, 2014, we had 75,458,551 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline. In addition, our 2004 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under the plan, which may, among other things, result in dilution of the price of our common stock. We may also sell additional common stock in subsequent public offerings, which may adversely affect the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Index
Item 6.  Exhibits

Exhibit No.	Description

3.1	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014).

10.94
Amended and Restated License and Supply Agreement dated January 30, 2014, by and between Cytori Therapeutics, Inc. and Lorem Vascular Pty. Ltd. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 4, 2014).

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 12, 2014		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Mark E. Saad
Dated: May 12, 2014		Mark E. Saad
Chief Financial Officer