Form 10-Q
period 2014-06-30
CYTORI THERAPEUTICS, INC.
filed 2014-08-11
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes   ☐    No  ☒

As of July 31, 2014, there were 79,541,775 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$12,760,000	$15,506,000
Accounts receivable, net of reserves of $1,162,000 and $1,445,000 in 2014 and 2013, respectively	2,004,000	4,152,000
Inventories, net	4,488,000	3,694,000
Other current assets	1,288,000	1,225,000

Total current assets	20,540,000	24,577,000

Property and equipment, net	1,290,000	1,054,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	2,567,000	2,812,000
Intangibles, net	9,581,000	9,345,000
Goodwill	3,922,000	3,922,000

Total assets	$38,250,000	$42,060,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,527,000	$6,077,000
Current portion of long-term obligations, net of discount	7,342,000	3,191,000
Termination fee obligation	—	400,000
Puregraft divestiture obligation	215,000	547,000
Joint Venture purchase obligation	2,647,000	4,691,000

Total current liabilities	16,731,000	14,906,000

Deferred revenues	212,000	212,000
Long-term deferred rent and other	613,000	710,000
Long-term obligations, net of discount, less current portion	19,501,000	23,100,000

Total liabilities	37,057,000	38,928,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2014 and 2013	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 79,541,775 and 71,305,375 shares issued and outstanding in 2014 and 2013, respectively	79,000	71,000
Additional paid-in capital	323,848,000	303,710,000
Accumulated other comprehensive income	399,000	256,000
Accumulated deficit	(323,133,000)	(300,905,000)

Total stockholders’ equity	1,193,000	3,132,000

Total liabilities and stockholders’ equity	$38,250,000	$42,060,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Product revenues	$935,000	$1,408,000	$1,965,000	$2,800,000

Cost of product revenues	766,000	608,000	1,187,000	1,365,000

Gross profit	169,000	800,000	778,000	1,435,000

Development revenues:
Development, related party	—	—	—	638,000
Development revenue	—	—	—	1,179,000
Government contracts and other	356,000	859,000	759,000	1,408,000
	356,000	859,000	759,000	3,225,000
Operating expenses:
Research and development	4,674,000	4,150,000	8,966,000	7,869,000
Sales and marketing	1,934,000	2,410,000	3,861,000	4,667,000
General and administrative	4,602,000	4,046,000	8,942,000	7,892,000
Change in fair value of warrant liability	—	(84,000)	—	(418,000)
Change in fair value of option liability	—	(2,500,000)	—	(2,250,000)

Total operating expenses	11,210,000	8,022,000	21,769,000	17,760,000

Operating loss	(10,685,000)	(6,363,000)	(20,232,000)	(13,100,000)

Other income (expense):
Loss on asset disposal	(1,000)	(257,000)	(1,000)	(257,000)
Gain on previously held equity interest in Joint Venture	—	4,892,000	—	4,892,000
Loss on debt extinguishment	—	(708,000)	—	(708,000)
Interest income	1,000	1,000	3,000	1,000
Interest expense	(1,085,000)	(652,000)	(2,026,000)	(1,361,000)
Other income (expense), net	(58,000)	(124,000)	28,000	(296,000)
Equity loss from investment in joint venture	—	—	—	(48,000)

Total other income (expense)	(1,143,000)	3,152,000	(1,996,000)	2,223,000

Net loss	$(11,828,000)	$(3,211,000)	$(22,228,000)	$(10,877,000)

Other comprehensive income (loss) – foreign currency translation adjustments	193,000	76,000	143,000	(34,000)

Net comprehensive loss	$(11,635,000)	$(3,135,000)	$(22,085,000)	$(10,911,000)

Basic and diluted net loss per common share	$(0.15)	$(0.05)	$(0.29)	$(0.16)

Basic and diluted weighted average common shares	76,682,643	67,200,588	75,399,647	67,096,348

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(22,228,000)	$(10,877,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344,000	660,000
Amortization of deferred financing costs and debt discount	562,000	330,000
Joint Venture acquisition obligation accretion	145,000	51,000
Provision for doubtful accounts	836,000	188,000
Provision for expired enzyme	209,000	—
Change in fair value of warrant liability	—	(418,000)
Change in fair value of option liability	—	(2,250,000)
Share-based compensation expense	1,448,000	1,838,000
Equity loss from investment in Joint Venture	—	48,000
Loss on asset disposal	—	257,000
Gain on previously held equity interest in Joint Venture	—	(4,892,000)
Loss on debt extinguishment	—	708,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	1,386,000	862,000
Inventories	(526,000)	(816,000)
Other current assets	(59,000)	(27,000)
Other assets	(281,000)	(587,000)
Accounts payable and accrued expenses	124,000	(279,000)
Deferred revenues, related party	—	(638,000)
Deferred revenues	—	(1,200,000)
Long-term deferred rent	(97,000)	28,000

Net cash used in operating activities	(18,137,000)	(17,014,000)

Cash flows from investing activities:
Purchases of property and equipment	(467,000)	(432,000)
Expenditures for intellectual property	(255,000)	—
License agreement termination fee	(400,000)	(400,000)
Cash acquired in purchase of Joint Venture	—	5,000

Net cash used in investing activities	(1,122,000)	(827,000)

Cash flows from financing activities:
Principal payments on long-term obligations	—	(22,292,000)
Proceeds from long-term obligations	—	27,000,000
Debt issuance costs and loan fees	—	(1,744,000)
Joint Venture purchase payments	(2,189,000)	(70,000)
Proceeds from exercise of employee stock options and warrants	33,000	115,000
Proceeds from sale of common stock	19,075,000	3,001,000
Costs from sale of common stock	(410,000)	(184,000)

Net cash provided by financing activities	16,509,000	5,826,000

Effect of exchange rate changes on cash and cash equivalents	4,000	(81,000)

Net decrease in cash and cash equivalents	(2,746,000)	(12,096,000)

Cash and cash equivalents at beginning of period	15,506,000	25,717,000

Cash and cash equivalents at end of period	$12,760,000	$13,621,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,318,000	$1,151,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to additional paid-in capital	—	949,000
Fair value of intangible assets acquired	—	9,394,000
Fair value of tangible assets acquired	—	260,000
Joint Venture purchase obligation	—	4,709,000
Fair value of previously held equity interest at acquisition date	—	4,929,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at June 30, 2014 has been derived from the audited financial statements at December 31, 2013, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2013.

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

We incurred net losses of $11,828,000 and $22,228,000 for the three and six months ended June 30, 2014 and $3,211,000 and $10,877,000 for the three and six months ended June 30, 2013, respectively.  We have an accumulated deficit of $323,133,000 as of June 30, 2014.  Additionally, we have used net cash of $18,137,000 and $17,014,000 to fund our operating activities for the six months ended June 30, 2014 and 2013, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital.

We have been placing, and will continue to place, significant effort into raising additional capital that will provide adequate capital resources to allow us to continue to fund our future operations.   Based on our cash and cash equivalents on hand of $12,760,000 at June 30, 2014 and our minimum liquidity requirements of the Loan Agreement that require us to make principal and interest payments of $868,000 per month beginning in August 2014 and maintain at least three months of cash on hand, we must raise additional capital in August 2014 to avoid an event of default by August 31, 2014.   If we are unable to raise additional capital as planned, we will not have sufficient cash on hand to avoid an event of default under the Loan Agreement, which, absent a waiver or modification of the loan terms, would allow the lender to cause the loan amount of $28,670,000 to be immediately due and payable.  Our financing plans include pursuing additional cash through strategic corporate partnerships and engaging in future sales of equity, as well as obtaining a modification of the terms of the Loan Agreement. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us.  There is also no guarantee that our lender would agree to a modification of the Loan Agreement, or on terms that are acceptable to us.  If our efforts to obtain sufficient additional funds are not successful, in addition to the lender’s ability to cause the loan amount to be immediately due and payable, we would also be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

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

On May 8, 2013, Cytori and Olympus agreed to terminate the Olympus-Cytori Joint Venture (the “Termination Agreement”), and Cytori acquired the remaining 50% equity interest in the Joint Venture from Olympus.  The termination of the relationship and purchase of the Olympus’ equity shares of the Joint Venture allows Cytori to regain full control of the manufacturing rights for the Celution ® system.  The purpose of the acquisition is to gain more flexibility on the manufacturing process and associated costs, enable higher margins, and speed the transition to the critical next-generation systems. In connection with the Termination Agreement, the assets acquired, liabilities assumed, and the Company’s previously held equity interest were recorded at fair value.  For valuation purposes Cytori determined the acquisition date (the date on which Cytori effectively gained full control of the equity interest previously held by Olympus) to be May 27, 2013.  The remeasurement of the previously held equity interest at the acquisition date resulted in a net gain of $4,892,000 that was recorded in the accompanying consolidated condensed statements of operations.

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

Index
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

The Company calculated the fair value of the purchase consideration on the acquisition date to be $4,928,000.  This was determined using a weighted probability assessment of the payment options available to Cytori.  Present value risk-adjusted discount rates applied to the purchase consideration ranged from 9.75% to 12.75%.  The fair value calculation of the purchase consideration resulted in a discount of $1,072,000, which will be amortized to interest expense over a weighted average expected term of 1.8 years.  On a quarterly basis, the Company will reassess the probabilities of the various payment options and expected term.  Changes in the expected term and the remaining discount amount as a result of the reassessment will be recognized prospectively as an adjustment to interest expense.  Upon final settlement of the purchase obligation, any difference between the amount paid and the carrying amount of the purchase obligation will be recorded as a gain or loss on extinguishment of the liability. As a result of this reassessment as of March 31, 2014 the Company believed it would settle the obligation for a total of $4.5 million (less any installment payments already made), which would have resulted in a gain of $0.6 million upon settlement.

As of May 8, 2014, the Company’s obligation to Olympus had not been settled, and accordingly, the obligation increased by $1.5 million under an alternative payment option. This option calls for $6.0 million in total payments to be made by May 8, 2015. Since we have made payments totaling $2.6 million through June 30, our remaining payment obligation under this option is now $3.4 million.

As a result of our quarterly reassessment, we have recorded additional interest expense of $145,000 during the quarter ended June 30, 2014 and have a remaining unrecognized future discount amount of approximately $700,000 as of June 30, 2014.

Put/Calls and Guarantees

Prior to the termination of the Joint Venture, the Shareholders’ Agreement between Cytori and Olympus provided that in certain specified circumstances of our insolvency or if we experienced a change in control, Olympus would have the rights to (i) repurchase our interests in the Joint Venture at the fair value of such interests or (ii) sell its own interests in the Joint Venture to Cytori (the “Put”) at the higher of (a) $22,000,000 or (b) the Put’s fair value.

At December 31, 2012, the estimated fair value of the Put was $2,250,000.  The Put, as a previously existing contractual relationship between Olympus and Cytori, was cancelled as a result of the Joint Venture termination in May 2013 and therefore its related fair value decreased to zero as a result of the termination.  Fluctuations in the Put value were recorded in the consolidated condensed statements of operations as a component of change in fair value of option liabilities.

5.	Partnership Agreement with Lorem Vascular

On October 29, 2013, we entered into a partnership with Lorem Vascular Pty. Ltd (“Lorem Vascular”), to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets, in China, Hong Kong, Malaysia, Singapore and Australia (the “License/Supply Agreement”), and a Common Stock Purchase Agreement. On January 30, 2014 we entered into the Amended and Restated License/Supply Agreement with Lorem Vascular (the “Restated Agreement”) which restated the License/Supply Agreement in its entirety and expanded the licensed field to all uses excepting alopecia (hair loss). Under the Restated Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem is required to pay us 30% of their gross profits in China, Hong Kong and Malaysia for the term of the agreement. In addition, Lorem Vascular has agreed to purchase the Cytori Celution® System and consumables under the Restated Agreement.  Pursuant to the related Common Stock Purchase Agreement, Cytori sold Lorem Vascular 8 million shares of Cytori common stock at $3.00 per share for a total of $24 million. The Equity purchased was closed in two installments, the first half in November 2013, and the second half in January 2014.

In addition, Lorem Vascular had initially committed to purchase approximately $7 million in Celution® devices and consumables, with an approximately $2 million order already completed, and an approximately $5 million order to be placed following regulatory approval in China.  Lorem and Cytori have implemented a regulatory plan for China and anticipate approval in 2014.

Index
6.	Long-term Debt

On June 28, 2013 we entered into the Loan Agreement with the Lenders, pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (Term Loans), subject to the terms and conditions set forth in the loan agreement.  The Term Loans accrue interest at a fixed rate of 9.75% per annum.  Pursuant to the Loan Agreement, we are required to make interest only payments through July 1, 2014 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loans through July 1, 2017, the maturity date. All unpaid principal and interest with respect to the Term Loans is due and payable in full on July 1, 2017. At maturity of the Term Loans, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment fee in an aggregate amount equal to $1,620,000.  In connection with the Term Loans, on June 28, 2013, we issued to the Lenders warrants to purchase up to an aggregate of 596,553 shares of our common stock at an exercise price of $2.26 per share.  These warrants are immediately exercisable and will expire on June 28, 2020.

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

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. We recognize revenue for sales to new customers as cash is received as the risk of non-payment results in the conclusion that collection is not reasonably assured.

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

Index
For sales that include multiple deliverables, such as sales of our StemSource® Cell Bank (“cell bank”), we account for products or services (“deliverables”) separately rather than as a combined unit.  StemSource® Cell Banks typically consist of a complex array of equipment, proprietary knowledge, license rights, and services, including one or more StemSource® devices, a cryogenic freezer, measuring and monitoring equipment, and a database patient tracking system. In addition, we typically provide consulting, installation, and training services.  Web hosting, technical support and maintenance services are generally provided for a period of up to one year subsequent to the date of sale.  FASB authoritative guidance requires an evaluation of these deliverables to determine the appropriate “units of accounting” for purposes of revenue recognition.  Each cell bank is customized to provide the best solution for the customer.  Depending on customers’ needs, all or combination of the following units of accounting will apply to cell bank transactions:

●	initial consulting services;
●	license rights and standard operating procedures;
●	equipment and supplies;
●	installation services;
●	training services;
●	database hosting services;
●	technical support services; and
●	maintenance services.

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

Concentration of Significant Customers

Five distributors comprised 71% of our revenue recognized for the six months ended June 30, 2014.  Three distributors accounted for 78% of total outstanding accounts receivable as of June 30, 2014.

Two distributors comprised 38% of our revenue recognized for the six months ended June 30, 2013.  Two direct customers and two distributors accounted for 58% of total outstanding accounts receivable as of June 30, 2013.

Product revenues, classified by geographic location, are as follows:

	Six months ended

	June 30, 2014		June 30, 2013
	Product Revenues	% of Total	Product Revenues	% of Total

North America	$264,000	14%	$583,000	21%
Japan	1,263,000	64%	1,487,000	53%
Europe	438,000	22%	625,000	22%
Other countries	—	—	105,000	4%
Total product revenues	$1,965,000	100%	$2,800,000	100%

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

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with BARDA. The initial base period included $4.7 million over two years and covered preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, cover clinical development through FDA approval under a device-based PMA regulatory pathway. This is a cost reimbursement contract and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012.  In July 2014, we received from BARDA preliminary notice of intent to exercise ‘Option 1’ under the master contract. The notice of intent followed an In-Process Review meeting with BARDA in June, in which they confirmed that Cytori had completed the objectives of the base contract to the government’s satisfaction. We are currently in negotiations with BARDA to finalize additions to the Statement of Work which would extend the contract through September 2016.

Index
We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services were not separable and as a result the recognition of this deferred amount as revenue required achievement of service related milestones, under a proportional performance methodology.  Revenue was recognized as the above mentioned R&D milestones were completed. Of the amounts received and deferred, we recognized the last remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway. As of June 30, 2014, there are no deferred amounts under this contract.

Refer to Note 14 for discussion about arrangement with Senko.

8.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	June 30,	December 31,
	2014	2013

Raw materials	$1,466,000	$1,315,000
Work in process	772,000	232,000
Finished goods	2,250,000	2,147,000
	$4,488,000	$3,694,000

9.	Share-Based Compensation

Stock Options

During the second quarter of 2014 we issued to our executive officers and certain non-executive employees options to purchase an aggregate of 1,565,000 shares of our common stock with four-year vesting. The grant date fair value of the awards granted to our officers and employees was $1.61 per share for options with an exercise price of $2.38 (which was the fair market value of our common stock on the date of grant). The resulting share-based compensation expense of $2,525,000, net of estimated forfeitures will be recognized over the respective vesting periods.

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

Index
During the first quarter of 2013, we issued a grant to our non-executive employees options to purchase an aggregate of 552,350 shares of our common stock, with four-year vesting. The grant date fair values of the awards were $1.92 per share and $1.64 per share, respectively, due to the awards being granted on two different dates. The resulting share-based compensation expense of $974,000, net of estimated forfeitures, will be recognized as expense over the respective vesting periods.

Restricted Stock Awards

During the second quarter of 2014, we issued to our directors 31,508 shares of restricted stock. The stock award vests on January 2, 2015 and the resulting share-based compensation expense of $76,000 will be recognized as expense over the vesting period.

During the first quarter of 2014, we issued to our directors 63,300 shares of restricted stock. The stock award vests on January 2, 2015 and the resulting share-based compensation expense of $162,700 will be recognized as expense over the vesting period.

Performance-Based Restricted Stock Awards

In January 2012, we granted 276,375 performance-based restricted stock awards under the 2004 Equity Incentive Plan.  The awards provided certain employees until December 31, 2012 to achieve certain performance goals established by the Compensation Committee. In January 2013, the Compensation Committee modified the awards to allow a portion of the awards to continue vesting based on partial achievement of the performance goals.  As a result of this modification, 86,229 shares with fair value of $2.74 per share will continue vesting under the modified terms of the grant that would have been cancelled under the original terms.  Since we had not recognized any expense relating to these shares through December 31, 2012, additional compensation expense $236,000 resulting from this modification was recognized from the modification date through the vesting date of January 2014.  We recognized $9,800 of compensation expense related to performance-based awards during the six months ended June 30, 2014.

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three and six months ended June 30, 2014 and 2013, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 22,507,907 for the three and six month periods ended June 30, 2014 and 19,536,812 for the three and six month periods ended June 30, 2013, respectively.

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

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of pre-clinical and clinical studies in progress.  As of June 30, 2014, we have pre-clinical research study obligations of $23,000 (all of which are expected to be complete within a year) and clinical research study obligations of $7,605,000 ($5,755,000 of which are expected to be complete within a year).  Should the timing of the pre-clinical and clinical trials change, the timing of the payment of these obligations would also change.

Index
During 2008, we entered into a supply agreement with a minimum purchase requirements clause.  As of June 30, 2014, we have minimum purchase obligations of $850,000 (all of which are expected to be paid within a year).

We have entered into several lease agreements for our headquarters office location as well as international office locations. As of June 30, 2014, we have remaining lease obligations of $6,333,000 ($1,905,000 of which are expected to be completed within a year).

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

The agreement includes certain obligations to be performed by the Company on the behalf of Bimini, which includes transferring the manufacturing of Puregraft products to an agreed upon third party on or before December 31, 2014 and training. The Company recorded a gain on the Puregraft divestiture of $4.5 million in 2013, and has a remaining obligation of approximately $215,000 in future transfer and training obligations, as of June 30, 2014. Bimini is obligated to make certain additional milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft products.

14.	Thin Film Japan Distribution Agreement

In 2004, the Company entered into a Distribution Agreement with Senko.  Under this agreement, we granted to Senko an exclusive license to sell and distribute certain Thin Film products in Japan and are responsible for the completion of the initial regulatory application to the Ministry of Health, Labor and Welfare (“MHLW”) and commercialization of the Thin Film product line in Japan.  The Distribution Agreement with Senko commences upon “commercialization.”  Essentially, commercialization occurs when one or more Thin Film product registrations are completed with the MHLW.  At the inception of this arrangement, we received a $1,500,000 license fee which was recorded as deferred revenues in 2004.  Half of the license fee was refundable if the parties agree commercialization is not achievable and a proportional amount was refundable if we terminate the arrangement, other than for material breach by Senko, before three years post-commercialization.  We have also received $1,250,000 in milestone payments from Senko.

In February 2013, we entered into a mutual termination and release agreement with Senko, whereby the Distribution Agreement and all Senko rights, licenses and privileges granted under the Distribution Agreement terminated and reverted to the Company.  As a result of this Termination Agreement, we are obligated to pay Senko $1,200,000 in six quarterly installment payments of $200,000 each through May 2014 (all of which has been paid).  At the time of the Termination Agreement, we had a balance of $2,379,000 in deferred revenues on our balance sheet relating to the payments received from Senko in the past pursuant to the Distribution Agreement.  At the time of the Termination Agreement we accrued $1,200,000 of the termination fee, and recognized the remaining $1,179,000 in development revenues which reflects the Company’s efforts towards commercialization under the agreement. As of June 30, 2014, we have no remaining termination fee obligation.

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

•  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

	Balance as of	Basis of Fair Value Measurements
	June 30, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,644,000	$4,644,000	$—	$—

	Balance as of	Basis of Fair Value Measurements
	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,644,000	$4,644,000	$—	$—

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds that are classified in Level 1 of the fair value hierarchy.

16.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2014 and December 31, 2013, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At June 30, 2014 and December 31, 2013, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	June 30, 2014		December 31, 2013

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$26,712,000	$26,803,000	$26,207,000	$26,241,000

Index
Carrying value is net of debt discount of $1,817,000 and $2,379,000 as of June 30, 2014 and December 31, 2013, respectively.

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means. These inputs include the monthly payments and term of the loan, the stated interest rate, the estimated market interest rate for similar debt, and the amount and timing of the final payment fee.

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

In May 2014, we and 47 holders of warrants to purchase a total of 3,156,238 shares of the Company’s common stock, $0.001 par value per share, issued in a private offering in May 2009, agreed to extend the expiration date of the warrants from May 14, 2014 to May 14, 2015 and increase the exercise price of the warrants from $2.62 per share to $3.50 per share pursuant to an Amendment to Warrant to Purchase Common Stock. One holder of warrants did not agree to the Amendment, and their warrants, covering 38,500 shares of Common Stock, expired unexercised on May 14, 2014 in accordance with the original terms.

In May 2014, we entered into subscription agreements with certain institutional investors pursuant to which sold a total of 4,048,584 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $2.47 per unit, in a registered direct offering. Each warrant will have an exercise price of $3.00 per share, will be exercisable immediately after issuance and will expire five years from the date of issuance. The transaction was completed on June 4, 2014 raising approximately $10,000,000 in gross proceeds before deducting any offering expenses or fees payable by us. Under the terms of our Placement Agent Agreement, we granted WBB Securities, LLC warrants to purchase 202,429 shares of common stock. The placement agent warrants will have the same terms as the warrants issued to the purchasers in the offering, except that such warrants will have an exercise price of $3.09.

Other Related Party Transactions

During the six months ended June 30, 2013, we incurred approximately $45,000, in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture. There were no comparable royalty costs during the six months ended June 30, 2014.

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

Index
Development Pipeline

The primary therapeutic areas currently within our development pipeline are cardiovascular disease, specifically heart failure due to ischemic heart disease, the treatment of thermal burns, and orthopedics and sports medicine indications.

In the U.S., we are conducting our ATHENA and ATHENA II trials, both prospective, double blind, placebo-controlled, multi-center trials designed to enroll up to 45 patients with ischemic heart disease at a lower and higher cell dose, respectively. The trial will measure several endpoints, including peak oxygen consumption (VO2 max). Additional endpoints include perfusion defect, left ventricle end-systolic and diastolic volume and ejection fraction at six and 12 months, NYHA functional class and health-related quality of life.   In August 2014, we announced that enrollment in both ATHENA trials had been place on hold based on a safety review of reported cerebrovascular events. As a result, it will not be possible to complete enrollment of the ATHENA trial by year end 2014 as previously anticipated. The symptoms, which occurred in three patients, appear to be related in part to the medical co-morbidities in the treated population and the complex nature of the procedures involved in the trial.We are currently working closely with the Investigator, Data Monitoring Committee and the FDA to refine the protocol to mitigate these risks, and we will require their approval prior to continuing further enrollment in the trials. Updated information on enrollment projections will be announced pending final accepted protocol revisions.

In addition to the ATHENA trial, Cytori has been selected by the Cardiovascular Cell Therapy Research Network (CCTRN) to supply adipose-derived regenerative cells (ADRCs) in a sponsored U.S. phase I clinical trial evaluating safety and feasibility of using ADRCs in patients with Left Ventricular Assist Devices (LVADs). The trial, named CELLVAD-ADRC, will be funded by the CCTRN, who will oversee trial design, implementation and enrollment.  Furthermore, we are continuing to follow patients enrolled in the ADVANCE heart attack trial. ADVANCE is our European clinical trial for acute myocardial infarction (heart attack) which was discontinued in September 30, 2013 to focus our internal and financial resources on the U.S. ATHENA trial.  All evidence to date from the ADVANCE trial supports the current, known safety profile for Cytori’s Cell Therapy. The outcomes will be fully analyzed in conjunction with the existing safety and feasibility data from the APOLLO acute myocardial infarction trial.

We have completed two European pilot trials (PRECISE and APOLLO) investigating Cytori’s Cell Therapy for cardiovascular disease. The PRECISE trial studied patients with chronic myocardial ischemia and supports the safety profile and feasibility of Cytori’s Cell Therapy as well as an improvement in cardiac functional capacity as measured by VO2 max. Long term follow up data from the PRECISE trial was published in the American Heart Journal in April 2014 supporting the safety profile, feasibility and  indications of a favorable benefit to risk profile. Results from the APOLLO trial for acute heart attack demonstrated the safety and feasibility of Cytori Cell Therapy in this population but the size of the pilot trial was not sufficient to comment definitively on efficacy.

In addition to our cardiovascular disease therapeutic pipeline, Cytori is also developing its cell therapy platform for the treatment of thermal burns combined with radiation injury, sports medicine and orthopedics. In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA), including a base period of $4.7 million over two years and three contract options. In July 2014, we received from BARDA preliminary notice of intent to exercise ‘Option 1’ under the master contract. The notice of intent followed an In-Process Review meeting with BARDA in June in which they confirmed that Cytori had completed the objectives of the base contract to the government’s satisfaction. We are currently in negotiations with BARDA to finalize additions to the Statement of Work which would extend the contract through September 2016.

We also received FDA approval in late 2013 to conduct a safety and feasibility clinical trial in patients with acute hamstring tears in order to evaluate the effect of Cytori Cell Therapy on healing in muscle injury.

Index
Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and Puregraft® Systems and StemSource® Cell Banks.

The following table summarizes the components for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,

	2014	2013	2014	2013

Product revenues - third party	$935,000	$1,408,000	$1,965,000	$2,800,000

We experienced a decrease in product revenue during the three and six months ended June 30, 2014 as compared to the same periods in 2013, due principally to the product mix comprising revenue for each period, anticipated timing associated with larger system related sales and our new revenue recognition policy in 2014 for new customers.

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

The future:  We expect to continue to generate product revenues from a mix of Celution® and StemSource® System and consumables sales. We will sell the products to a diverse group of distributors and partners in Europe, Asia and the U.S., who may apply the products towards reconstructive surgery, soft tissue repair, research, and cell and tissue banking as approved in each country. Additionally, as a result of Class I Device Clearance for Celution® and a number of our other products in Japan, we anticipate to sell these products to researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori’s Cell Therapy.  As a result of sale of our Puregraft® product line discussed in note 13 of the Consolidated Financial Statements, we do not expect significant revenues from that product line in the foreseeable future.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,

	2014	2013	2014	2013

Cost of product revenues	$746,000	$585,000	$1,148,000	$1,323,000
Share-based compensation	20,000	23,000	39,000	42,000
Total cost of product revenues	$766,000	$608,000	$1,187,000	$1,365,000
Total cost of product revenues as % of product revenues	81.9%	43.2%	60.4%	48.8%

Cost of product revenues as a percentage of product revenues was 81.9% and 60.4% for the three and six months ended June 30, 2014 and 43.2% and 48.8% for the three and six months ended June 30, 2013, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocation of overhead.

The future.  We expect to continue to see variation in our gross profit margin as the timing and product mix comprising revenues fluctuates.

Index
Development revenues

The following table summarizes the components of our development revenues for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,

	2014	2013	2014	2013

Development (Olympus)	$—	$—	$—	$638,000
Development (Senko)	—	—	—	1,179,000
Government contract (BARDA)	356,000	843,000	759,000	1,389,000
Other	—	16,000	—	19,000
Total development revenues	$356,000	$859,000	$759,000	$3,225,000

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

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with BARDA. The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, could cover clinical development through FDA approval under a device-based PMA regulatory pathway. This is a cost reimbursement contract and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012. To receive funds under this arrangement, we are required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the contract agreement between BARDA and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to develop a new countermeasure for thermal burns, and (iii) file appropriate forms and follow appropriate protocols established by BARDA. During the three months and six months ended June 30, 2014, we incurred $330,000 and $705,000 in qualified expenditures. We recognized a total of $356,000 and $759,000 in revenues for the three and six months ended June 30, 2014, respectively, which included allowable fees as well as cost reimbursements. During the three months and six months ended June 30, 2013, we incurred $784,000 and $1,292,000 in qualified expenditures. We recognized a total of $843,000 and $1,389,000 in revenues for the three and six months ended June 30, 2013, respectively, which included allowable fees as well as cost reimbursements.

The future:  We have received preliminary written notice of intent to exercise “Option 1” of our contract with BARDA. Based on this notification, Cytori and BARDA are in negotiations on the specifics for the additions to the Statement of Work to be executed in the Option 1 period which would extend the contract through September 2016. It is anticipated that this process will be completed in August 2014.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.

Index
The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,

	2014	2013	2014	2013

General research and development	$4,530,000	$3,995,000	$8,700,000	$7,572,000
Share-based compensation	144,000	155,000	266,000	297,000
Total research and development expenses	$4,674,000	$4,150,000	$8,966,000	$7,869,000

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

The increase in research and development expenses for the three and six months ended June 30, 2014 as compared to the same periods in 2013 is due to increases in salary and related benefits expense (excluding share-based compensation) of $89,000 and $17,000, an increase in professional services expenses of $638,000 and $993,000, an increase in clinical study expense of $65,000 and $242,000, an increase in research supplies expense of $31,000 and $204,000, which was offset by a decrease in insurance expense of $91,000 and $48,000, a decrease in advertising and promotion expense of $28,000 and $39,000, and a decrease of all other costs of approximately, $180,000 and $272,000, respectively.

The future:  We expect research and development expenditures to increase in 2014 as we continue our clinical trial activities, our development work under our BARDA contract, and as we seek additional regulatory clearances and potentially seek to initiate additional trials or patient registries during 2014.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months e nded June 30,

	2014	2013	2014	2013

Sales and marketing	$1,784,000	$2,189,000	$3,596,000	$4,285,000
Share-based compensation	150,000	221,000	265,000	382,000
Total sales and marketing expenses	$1,934,000	$2,410,000	$3,861,000	$4,667,000

The decrease in sales and marketing expense during the three and six months ended June 30, 2014 as compared to the same periods in 2013 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $94,000 and $374,000, decrease in travel and entertainment expenses of $15,000 and $0, decrease in professional services expense of $205,000 and  $175,000, decrease in advertising and promotion expense of $48,000 and $97,000, and a decrease in all other costs of approximately, $114,000 and $160,000, respectively.

The future:  We expect sales and marketing expenditures to remain relatively stable in the remainder of 2014.

Index
General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,

	2014	2013	2014	2013

General and administrative	$4,154,000	$3,480,000	$8,064,000	$6,775,000
Share-based compensation	448,000	566,000	878,000	1,117,000
Total general and administrative expenses	$4,602,000	$4,046,000	$8,942,000	$7,892,000

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, general and administrative expenses increased primarily due to an increase in professional services expenses of $531,000 and $1,004,000 and a non-cash accounts receivable charge of $371,000 and $836,000 related to past-due accounts, respectively, which were offset by a decrease in travel and entertainment of $62,000 and $115,000, a decrease in advertising and promotion of $30,000 and $78,000 and a decrease in all other costs of $254,000 and $597,000.

The future:  We expect general and administrative expenses to remain relatively stable through the remainder of 2014.

Share-based compensation expenses

Share-based compensation expenses include charges related to options and restricted stock awards issued to employees, directors and non-employees along with charges related to the employee stock purchases under the Employee Stock Purchase Plan (ESPP).  We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the period of time that employees provide service to us and earn all rights to the awards.

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,

	2014	2013	2014	2013

Cost of product revenues	$20,000	$23,000	$39,000	$42,000
Research and development-related	144,000	155,000	266,000	297,000
Sales and marketing-related	150,000	221,000	265,000	382,000
General and administrative-related	448,000	566,000	878,000	1,117,000
Total share-based compensation	$762,000	$965,000	$1,448,000	$1,838,000

Most of the share-based compensation expenses for the three and six months ended June 30, 2014 and 2013 related to the vesting of stock option and restricted stock awards to employees.

See Notes to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of share based compensation.

The future.  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of June 30, 2014, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $6,226,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.93 years.

Index
Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,

	2014	2013	2014	2013

Change in fair value of warrant liability	—	$(84,000)	$—	$(418,000)

Changes in fair value of our warrant liability were primarily due to fluctuations in the valuation inputs, such as stock price, volatility, remaining life and others.

The future: No future changes in the fair value of the warrant liability will be recognized as the warrants expired in August 2013.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,

	2014	2013	2014	2013

Change in fair value of put option liability	$—	$(2,500,000)	$—	$(2,250,000)

Changes in fair value of our put option liability were due to changes in assumptions used in estimating the value of the Put, such as bankruptcy threshold for Cytori, fair value of the Olympus-Cytori, Inc. Joint Venture, volatility and others.

The future: The Put was cancelled as a result of the Joint Venture termination and we will not be recognizing any changes in fair value of put option liability in the future.

Loss on asset disposal

The following table summarizes our loss on asset disposal for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,

	2014	2013	2014	2013
Loss on asset disposal	$(1,000)	$(257,000)	$(1,000)	$(257,000)

During the quarter ended June 30, 2013, we identified Celution® One equipment that that was initially purchased from the Joint Venture with the purpose of being used in our clinical studies.  This equipment was manufactured using a configuration that can no longer be used in our studies.  The related net book value of $257,000 was recorded as loss on asset disposal.

Index
Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Loss on debt extinguishment	$—	$(708,000)	$—	$(708,000)
Loss on asset disposal	(1,000)	(257,000)	(1,000)	(257,000)
Interest income	1,000	1,000	3,000	1,000
Interest expense	(1,085,000)	(652,000)	(2,026,000)	(1,361,000)
Other income (expense), net	(58,000)	(124,000)	28,000	(296,000)
Total	$(1,143,000)	$(1,740,000)	$(1,996,000)	$(2,621,000)

•	In connection with the Loan and Security Agreement entered into on June 28, 2013 (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), a loss on debt extinguishment was recorded that relates to the payoff of the prior loan obligation. See Notes to Consolidated Condensed Financial Statements for further information.

•	Interest expense increased for the three months ended June 30, 2014 as compared to the same period in 2013, due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $27.0 million term loan.

•	The changes in other income (expense) during the three months ended June 30, 2014 as compared to the same period in 2013 resulted primarily from changes in foreign currency exchange rates.

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

Gain on previously held equity interest and equity loss from investment in Joint Venture

The following table summarizes our gain on previously held equity interest and equity loss from investment in Joint Venture for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Gain on previously held equity interest	$—	$4,892,000	$—	$4,892,000
Equity loss in investment	—	—	—	(48,000)
Total	$—	$4,892,000	$—	$4,844,000

Gain on previously held equity interest represents the effect of remeasuring our equity interest in connection with the May 2013 acquisition of the remaining interest in the Olympus-Cytori Joint Venture.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our Transactions with Olympus.

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

Index
Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2014 and December 31, 2013:

	As of June 30,	As of December 31,
	2014	2013

Cash and cash equivalents	$12,760,000	$15,506,000

Current assets	$20,540,000	$24,577,000
Current liabilities	16,731,000	14,906,000
Working capital	$3,809,000	$9,671,000

We incurred net losses of $11,828,000 and $22,228,000 for the three and six months ended June 30, 2014 and $3,211,000 and $10,877,000 for the three and six months ended June 30, 2013, respectively.  We have an accumulated deficit of $323,133,000 as of June 30, 2014.  Additionally, we have used net cash of $18,137,000 and $17,014,000 to fund our operating activities for the six months ended June 30, 2014 and 2013, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.

We have been placing, and will continue to place, significant effort into raising additional capital that will provide adequate capital resources to allow us to continue to fund our future operations.   Based on our cash and cash equivalents on hand of $12,760,000 at June 30, 2014 and our minimum liquidity requirements of the Loan Agreement that require us to make principal and interest payments of $868,000 per month beginning in August 2014 and maintain at least three months of cash on hand, we must raise additional capital in August 2014 to avoid an event of default by August 31, 2014.   If we are unable to raise additional capital as planned, we will not have sufficient cash on hand to avoid an event of default under the Loan Agreement, which, absent a waiver or modification of the loan terms, would allow the lender to cause the loan amount of $28,670,000 to be immediately due and payable.  Our financing plans include pursuing additional cash through strategic corporate partnerships and engaging in future sales of equity, as well as obtaining a modification of the terms of the Loan Agreement. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us.  There is also no guarantee that our lender would agree to a modification of the Loan Agreement, or on terms that are acceptable to us.  If our efforts to obtain sufficient additional funds are not successful, in addition to the lender’s ability to cause the loan amount to be immediately due and payable, we would also be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives.

The following summarizes our contractual obligations and other commitments at June 30, 2014, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$28,661,000	$8,164,000	$20,497,000	$—	$—
Interest commitment on long-term obligations	4,254,000	2,278,000	1,976,000	—	—
Operating lease obligations	6,333,000	1,905,000	3,784,000	644,000	—
Minimum purchase requirements	850,000	850,000	—	—	—
Pre-clinical research study obligations	23,000	23,000	—	—	—
Clinical research study obligations	7,605,000	5,755,000	1,650,000	200,000	—
Puregraft divestiture obligation	215,000	215,000	—	—	—
Joint Venture purchase obligation*	2,647,000	2,647,000	—	—	—
Total	$50,588,000	$21,837,000	$27,907,000	$844,000	$—

* The Company has various payment options which could result in the acceleration or deferral of the Joint Venture purchase obligation.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for disclosure and discussion of our acquisition of Olympus’ interest in the Joint Venture.

Index
Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2014 and 2013 is summarized as follows:

	For the six months ended June 30,
	2014	2013

Net cash used in operating activities	$(18,137,000)	$(17,014,000)
Net cash used in investing activities	(1,122,000)	(827,000)
Net cash provided by financing activities	16,509,000	5,826,000
Effect of exchange rate changes on cash and cash equivalents	4,000	(81,000)
Net decrease in cash and cash equivalents	(2,746,000)	(12,096,000)

Operating activities

Operating activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $20,232,000 for the six months ended June 30, 2014.  The operating cash impact of this loss was $18,137,000, after adjusting for the non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Operating activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $13,100,000 for the six months ended June 30, 2013.  The operating cash impact of this loss was $17,014,000, after adjusting for the recognition of non-cash development revenues of $1,817,000, non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option and warrant liabilities, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2014 resulted from cash outflows for payment of a license termination fee of $400,000, expenditures for intellectual property of $255,000 and for purchases of property and equipment of $467,000.

Net cash used in investing activities for the six months ended June 30, 2013 resulted from cash outflows for payment of a license termination fee of $400,000 and for purchases of property and equipment $432,000.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2014 related primarily to a sale of 4,048,584 units, consisting of one share of common stock and one warrant to purchase one share of common stock, for approximately $10,000,000 in gross proceeds in connection with a registered direct offering to certain institutional investors. We received $9,000,000 in January 2014 pursuant to our Common Stock Purchase Agreement with Lorem Vascular that was executed in October of 2013. Also, during the six months ended June 30, 2014, we paid $2,189,000 payment towards our Joint Venture purchase obligation.

The net cash provided by financing activities for the six months ended June 30, 2013 related primarily to a sale of 1,053,000 shares for approximately $3,001,000 in gross proceeds in connection with the underwriter exercising the option to purchase additional shares relating to our December 2012 public offering partially offset by principal payments of $22,292,000 primarily relating to our $25.0 million loan.  Additionally, in June 2013, we entered into the Loan Agreement with the Lenders pursuant to which the Lenders funded aggregate principal amount of $27,000,000 offset by $1,744,000 debt issuance costs and loan fees. Also, during the six months ended June 30, 2013, we paid $70,000 payment towards our Joint Venture purchase obligation.

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

Index
We believe it is important for you to understand our most critical accounting policies.  Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

The following new accounting standard has been issued, but not adopted by the Company as of June 30, 2014:

In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) jointly issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-09.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates. There have been no material changes in our market risks during the quarter ended June 30, 2014.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of June 30, 2014, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended June 30, 2014, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report as a result of an unremediated material weakness related to the recognition and measurement of revenue in accordance with U.S. generally accepted accounting principles, as described in further detail below.

Index
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

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2014, we were not a party to any material legal proceeding.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for a discussion of our loss contingencies.

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

   We have been placing, and will continue to place, significant effort into raising additional capital that will provide adequate capital resources to allow us to continue to fund our future operations.   Based on our cash and cash equivalents on hand of $12,760,000 at June 30, 2014 and our minimum liquidity requirements of the Loan Agreement that require us to make principal and interest payments of $868,000 per month beginning in August 2014 and maintain at least three months of cash on hand, we must raise additional capital in August 2014 to avoid an event of default by August 31, 2014.   If we are unable to raise additional capital as planned, we will not have sufficient cash on hand to avoid an event of default under the Loan Agreement, which, absent a waiver or modification of the loan terms, would allow the lender to cause the loan amount of $28,670,000 to be immediately due and payable.  Our financing plans include pursuing additional cash through strategic corporate partnerships and engaging in future sales of equity, as well as obtaining a modification of the terms of the Loan Agreement. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us.  There is also no guarantee that our lender would agree to a modification of the Loan Agreement, or on terms that are acceptable to us.  If our efforts to obtain sufficient additional funds are not successful, in addition to the lender’s ability to cause the loan amount to be immediately due and payable, we would also be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

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

Index
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

Index
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

Index
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

Future clinical trial results may differ significantly from our expectations

   While we have proceeded incrementally with our clinical trials in an effort to gauge the risks of proceeding with larger and more expensive trials, such as in our PRECISE chronic ischemic trial in Europe, and our ATHENA I and ATHENA II feasibility trial in heart failure due to ischemic heart disease, we cannot guarantee that we will not experience negative results in larger and much more expensive clinical trials than we have conducted to date. Poor results, unanticipated events or other complications in our clinical trials could result in substantial delays in commercialization, substantial negative effects on the perception of our products, and substantial additional costs. These risks are increased by our reliance on third parties in the performance of many of the clinical trial functions, including the clinical investigators, hospitals, and other third party service providers.

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

Index
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

The termination or suspension of the BARDA contract could delay and/or adversely affect our business and our ability to further develop our Celution® System

   Cytori was awarded the contract with BARDA in September 2012 with the aim to develop a new countermeasure for a combined injury involving thermal burn and radiation exposure which would be useful following a mass-casualty event.  The cost-plus-fixed-fee contract is valued at up to $106 million, with a guaranteed base period of approximately $4.7 million which included preclinical research and the acceleration of Cytori’s ongoing development of Cytori’s ongoing development of the Celution® cell processing System (the Celution® System). Upon satisfactory proof of concept, BARDA may elect to exercise up to three contract options which will extend the contract term to up to five years if all options are exercised. BARDA may suspend or terminate this contract should we fail to achieve key objectives or milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency, the Defense Contract Audit Agency. In July 2014, we received preliminary written notice of intent to exercise “Option 1” of our contract with BARDA. Based on this notification, Cytori and BARDA are in negotiations on the specifics for the additions to the Statement of Work to be executed in the Option 1 period which would extend the contract through September 2016. It is anticipated that this process will be completed in August 2014. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols, or whether we will be able to successfully develop our Celution® System under the contract.  If the BARDA contract were terminated or suspended, our business could be adversely affected.

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

Index
   If we are unable to effectively remediate this material weakness in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

We depend on a few key officers

Our performance is substantially dependent on the performance of our executive officers and other key scientific and sales staff, including Marc H. Hedrick, MD, our President and Chief Executive Officer. We rely upon them for strategic business decisions and guidance. We believe that our future success in developing marketable products and achieving a competitive position will depend in large part upon whether we can attract and retain additional qualified management and scientific personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to continue to attract and retain such personnel. The loss of the services of one or more of our executive officers or key scientific staff, or the inability to attract and retain additional personnel and develop expertise as needed could have a substantial negative effect on our results of operations and financial condition.

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

Index
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

As of June 30, 2014, we had 79,541,775 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline. In addition, our 2004 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under the plan, which may, among other things, result in dilution of the price of our common stock. We may also sell additional common stock in subsequent public offerings, which may adversely affect the market price of our common stock.

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

Index
We pay no dividends.

   We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in the foreseeable future. Furthermore, our June, 2013 Loan Agreement with the Lenders currently prohibits our issuance of cash dividends.  This could make an investment in our company inappropriate for some investors, and may serve to narrow our potential sources of additional capital.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Index
Item 6.	Exhibits

Exhibit No.	Description

3.1	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014).

4.1	Form of Amendment to Warrant to Purchase Common Stock, dated effective May 13, 2014 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 15, 2014).

4.2	Form of Warrant to Purchase Common Stock for Investors in the Units (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 30, 2014).

4.3	Form of Warrant to Purchase Common Stock for Placement Agent of the Units (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 30, 2014).

10.95
Sales Agreement, dated May 12, 2014, by and between Cytori Therapeutics, Inc. and Cowen and Company, LLC (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 12, 2014).

10.96
Form of Subscription Agreement by and between Cytori Therapeutics, Inc. and the Investor (as defined therein), dated as of May 29, 2014 (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 30, 2014).

10.97
Placement Agent Agreement, dated May 29, 2014, between Cytori Therapeutics, Inc. and WBB Securities, LLC (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 30, 2014).

10.98
Cytori Therapeutics, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A (File No. 001-34375), filed with the Commission on June 12, 2014).

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 11, 2014		Marc H. Hedrick
President & Chief Executive Officer
Principal Financial Officer