Form 10-Q
period 2014-09-30
CYTORI THERAPEUTICS, INC.
filed 2014-11-07
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes   ☐    No  ☒

As of October 31, 2014, there were 92,449,197 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,849,000	$15,506,000
Accounts receivable, net of reserves of $1,566,000 and of $1,445,000 in 2014 and 2013, respectively	532,000	4,152,000
Inventories, net	5,020,000	3,694,000
Other current assets	1,245,000	1,225,000

Total current assets	14,646,000	24,577,000

Property and equipment, net	1,571,000	1,054,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	2,291,000	2,812,000
Intangibles, net	9,534,000	9,345,000
Goodwill	3,922,000	3,922,000

Total assets	$32,314,000	$42,060,000

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$5,739,000	$6,077,000
Current portion of long-term obligations, net of discount	5,477,000	3,191,000
Termination fee obligation	—	400,000
Puregraft divestiture obligation	158,000	547,000
Joint Venture purchase obligation	2,817,000	4,691,000
Warrant liability	287,000	—

Total current liabilities	14,478,000	14,906,000

Deferred revenues	168,000	212,000
Long-term deferred rent and other	629,000	710,000
Long-term obligations, net of discount, less current portion	20,332,000	23,100,000

Total liabilities	35,607,000	38,928,000

Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; -0- shares issued and outstanding in 2014 and 2013	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 83,574,164 and 71,305,375 shares issued and outstanding in 2014 and 2013, respectively	83,000	71,000
Additional paid-in capital	328,684,000	303,710,000
Accumulated other comprehensive income	457,000	256,000
Accumulated deficit	(332,517,000)	(300,905,000)

Total stockholders’ (deficit) equity	(3,293,000)	3,132,000

Total liabilities and stockholders’ (deficit) equity	$32,314,000	$42,060,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Product revenues	$518,000	$1,616,000	$2,484,000	$4,416,000

Cost of product revenues	337,000	931,000	1,524,000	2,296,000

Gross profit	181,000	685,000	960,000	2,120,000

Development revenues:
Development, related party	—	—	—	638,000
Development revenue	—	—	—	1,179,000
Government contracts and other	585,000	1,095,000	1,345,000	2,503,000
	585,000	1,095,000	1,345,000	4,320,000
Operating expenses:
Research and development	3,140,000	4,123,000	12,106,000	11,992,000
Sales and marketing	1,471,000	1,786,000	5,332,000	6,453,000
General and administrative	4,179,000	4,332,000	13,121,000	12,225,000
Change in fair value of warrant liability	(134,000)	—	(134,000)	(418,000)
Change in fair value of option liability	—	—	—	(2,250,000)

Total operating expenses	8,656,000	10,241,000	30,425,000	28,002,000

Operating loss	(7,890,000)	(8,461,000)	(28,120,000)	(21,562,000)

Other income (expense):
Loss on asset disposal	(14,000)	—	(15,000)	(257,000)
Gain on Puregraft divestiture	—	4,392,000	—	4,392,000
Gain on previously held equity interest in joint venture	—	—	—	4,892,000
Loss on debt extinguishment	—	—	—	(708,000)
Interest income	1,000	1,000	4,000	2,000
Interest expense	(1,260,000)	(1,094,000)	(3,286,000)	(2,456,000)
Other income (expense), net	(222,000)	(96,000)	(195,000)	(392,000)
Equity loss from investment in joint venture	—	—	—	(48,000)

Total other income (expense)	(1,495,000)	3,203,000	(3,492,000)	5,425,000

Net loss	$(9,385,000)	$(5,258,000)	$(31,612,000)	$(16,137,000)

Other comprehensive income (loss) – foreign currency translation adjustments	58,000	(108,000)	201,000	(142,000)

Net comprehensive loss	$(9,327,000)	$(5,366,000)	$(31,411,000)	$(16,279,000)

Basic and diluted net loss per common share	$(0.12)	$(0.08)	$(0.41)	$(0.24)

Basic and diluted weighted average common shares	80,430,061	67,248,384	77,091,624	67,147,584

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(31,612,000)	$(16,137,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525,000	1,169,000
Amortization of deferred financing costs and debt discount	961,000	605,000
Joint venture acquisition obligation accretion	362,000	204,000
Provision for doubtful accounts	1,126,000	938,000
Provision for expired enzyme	313,000	—
Change in fair value of warrant liability	(134,000)	(418,000)
Change in fair value of option liability	—	(2,250,000)
Share-based compensation expense	2,566,000	2,723,000
Equity loss from investment in joint venture	—	48,000
Loss on asset disposal	15,000	257,000
Gain on previously held equity interest in joint venture	—	(4,892,000)
Gain on sale of assets	—	(4,392,000)
Loss on debt extinguishment	—	708,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	2,505,000	361,000
Inventories	(1,158,000)	(975,000)
Other current assets	(19,000)	69,000
Other assets	(124,000)	(117,000)
Accounts payable and accrued expenses	(666,000)	(1,080,000)
Deferred revenues, related party	—	(638,000)
Deferred revenues	47,000	(1,245,000)
Long-term deferred rent	(81,000)	(2,000)

Net cash used in operating activities	(25,374,000)	(25,064,000)

Cash flows from investing activities:
Purchases of property and equipment	(792,000)	(536,000)
Expenditures for intellectual property	(255,000)	—
Proceeds from Puregraft divestiture	—	5,000,000
License agreement termination fee	(400,000)	(600,000)
Cash acquired in purchase of joint venture	—	5,000

Net cash (used in) provided by investing activities	(1,447,000)	3,869,000

Cash flows from financing activities:
Principal payments on long-term obligations	(1,303,000)	(22,292,000)
Proceeds from long-term obligations	—	27,000,000
Debt issuance costs and loan fees	—	(1,744,000)
Joint venture purchase payments	(2,236,000)	(141,000)
Proceeds from exercise of employee stock options and warrants	4,066,000	147,000
Proceeds from sale of common stock	19,075,000	3,001,000
Costs from sale of common stock	(425,000)	(184,000)

Net cash provided by financing activities	19,177,000	5,787,000

Effect of exchange rate changes on cash and cash equivalents	(13,000)	(104,000)

Net decrease in cash and cash equivalents	(7,657,000)	(15,512,000)

Cash and cash equivalents at beginning of period	15,506,000	25,717,000

Cash and cash equivalents at end of period	$7,849,000	$10,205,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,972,000	$1,592,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to (from) additional paid-in capital	(296,000)	949,000
Fair value of intangible assets acquired	—	9,394,000
Fair value of tangible assets acquired	—	260,000
Joint venture purchase obligation	—	4,709,000
Fair value of previously held equity interest at acquisition date	—	4,928,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at September 30, 2014 has been derived from the audited financial statements at December 31, 2013, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the “Company”) have been included.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the Consolidated Financial Statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2013.

2.	Use of Estimates

The preparation of Consolidated Condensed Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, valuing warrants, determining the assumptions used in measuring share-based compensation expense, measuring accretion expense related to our acquisition of the joint venture, and valuing allowances for doubtful accounts and inventories.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the Consolidated Condensed Financial Statements in the periods they are determined to be necessary.

3.	Capital Availability

We incurred net losses of $9,385,000 and $31,612,000 for the three and nine months ended September 30, 2014 and $5,258,000 and $16,137,000 for the three and nine months ended September 30, 2013, respectively.  We have an accumulated deficit of $332,517,000 as of September 30, 2014.  Additionally, we have used net cash of $25,374,000 and $25,064,000 to fund our operating activities for the nine months ended September 30, 2014 and 2013, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.  On October 8, 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company raised net proceeds of approximately $12,500,000 through the sale of units consisting of Series A 3.6% convertible preferred stock and warrants to purchase common stock.

We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.

We believe our plans to raise additional cash from outside sources coupled with our cost reduction initiatives recently implemented and, if necessary, further cost containment efforts are sufficient to allow us to continue operations for the next twelve months. This includes minimum liquidity requirements of the Loan and Security Agreement, entered into on June 28, 2013 (as amended, the “Loan Agreement”), with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”) which requires the Company to make principal and interest payments of $1.0 million per month beginning in April 2015 and to maintain at least three months of cash on hand to avoid an event of default under the Loan Agreement.  Our financing plans include pursuing additional cash through strategic corporate partnerships and future sales of equity, as well as our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

Index
The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives.

4.	Transactions with Olympus Corporation

In 2005, we entered into a joint venture and other related agreements (the “Joint Venture Agreements”) with Olympus.  The Joint Venture was owned equally by Olympus and us.  We had previously accounted for our interests in the Joint Venture using the equity method of accounting, since we could not exert significant influence over the Joint Venture’s operations.

On May 8, 2013, Cytori and Olympus agreed to terminate the Olympus-Cytori Joint Venture (The “Termination Agreement”), and Cytori acquired the remaining 50% equity interest in the Joint Venture from Olympus.  The termination of the relationship and purchase of Olympus’ equity shares of the Joint Venture allows Cytori to regain full control of the manufacturing rights for the Celution® system.  The purpose of the acquisition is to gain more flexibility on the manufacturing process and associated costs, enable higher margins, and speed the transition to the critical next-generation systems. In connection with the Termination Agreement, the assets acquired, liabilities assumed, and the Company’s previously held equity interest were recorded at fair value.  For valuation purposes Cytori determined the acquisition date (the date on which Cytori effectively gained full control of the equity interest previously held by Olympus) to be May 27, 2013.  The remeasurement of the previously held equity interest at the acquisition date resulted in a net gain of $4,892,000 that was recorded in the accompanying Consolidated Condensed Statements of Operations.

As consideration for the Termination Agreement, Cytori can choose from alternative payment options as defined in the Termination Agreement.  The payment options call for a minimum of $4,500,000 up to a maximum of $16,000,000 to be paid by Cytori to Olympus in installments over periods ranging from one year to six years depending on the option selected by the Company.  Installment payments will be calculated quarterly based on 5% of Cytori’s gross sales receipts for all products sold.  If Cytori received an aggregate $35,000,000 in cash through strategic or financing arrangements during the first year of the Termination Agreement, Cytori would have paid $4,500,000 upon request of Olympus as full and complete consideration under the Agreement.

The fair value of the Joint Venture, including the identified intangible assets acquired, consideration transferred, and Cytori’s previously held equity interest, was estimated from a market participant perspective, using valuation techniques based on the income approach for measuring fair value.  Specifically, an excess earnings methodology was employed using primarily Level 3 fair value inputs.  The intangible assets acquired consisted primarily of contractual license rights that had previously enabled the Joint Venture to conduct development and manufacturing activities pertaining to certain aspects of Cytori’s Celution® technology.  The useful life of the identifiable intangible assets was estimated based on the assumed future economic benefit expected to be received from the assets.  Inputs used in the valuation included various market participant assumptions in order to project potential future cash flows, discounted at a rate commensurate with the risk involved.

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

Revenues and earnings from the Joint Venture were limited to royalties from sales of certain Cytori products, therefore, subsequent to the date of acquisition there was no revenue or earnings from the Joint Venture included in our consolidated results.  Had the acquisition occurred on January 1, 2013, consolidated revenue would not have been affected, but our consolidated net loss would have been reduced by $48,000, the amount of our year-to-date equity loss from investment in Joint Venture.

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

As of May 8, 2014, the Company’s obligation to Olympus had not been settled, and accordingly, the obligation increased by $1.5 million under an alternative payment option. This option calls for $6.0 million in total payments to be made by May 8, 2015. Since we have made payments totaling $2.7 million through September 30, 2014 our remaining payment obligation under this option is now $3.3 million.

As a result of our quarterly reassessment, we have recorded additional interest expense of $217,000 and $362,000 during the three and nine months ended September 30, 2014, respectively, and have a remaining unrecognized future discount amount of approximately $506,000 as of September 30, 2014.

5.	Partnership Agreement with Lorem Vascular

On October 29, 2013, we entered into a partnership with Lorem Vascular Pty. Ltd (“Lorem Vascular”), to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets, in China, Hong Kong, Malaysia, Singapore, and Australia (the “License/Supply Agreement”), and a Common Stock Purchase Agreement. On January 30, 2014 we entered into the Amended and Restated License/Supply Agreement with Lorem Vascular (the “Restated Agreement”) which restated the License/Supply Agreement in its entirety and expanded the licensed field to all uses excepting alopecia (hair loss). Under the Restated Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem is required to pay us 30% of their gross profits in China, Hong Kong and Malaysia for the term of the agreement. In addition, Lorem Vascular has agreed to purchase the Cytori Celution® System and consumables under the Restated Agreement.  Pursuant to the related Common Stock Purchase Agreement, Cytori sold Lorem Vascular 8 million shares of Cytori common stock at $3.00 per share for a total of $24 million. The Equity purchased was closed in two installments, the first half in November 2013, and the second half in January 2014.

In addition, Lorem Vascular had initially committed to purchase approximately $7 million in Celution® devices and consumables, with an approximately $2 million order already completed in 2013, and an approximately $5 million order to be placed following regulatory approval in China.  Lorem and Cytori have implemented a regulatory plan for China and anticipate approval in 2014.

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

Index
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

On September 19, 2014, we entered into a Letter Agreement with the Lenders waiving financial covenant compliance pursuant to the Loan Agreement through October 31, 2014. The Loan Agreement requires the Company to maintain certain minimum cash balances at all times during the term of the Loan Agreement. In exchange for the above waiver, the Company agreed to re-price all 596,553 outstanding warrants issued by the Company to Oxford Finance LLC and Silicon Valley Bank pursuant to the Loan Agreement, with an exercise price per share equal to the lower of (i) the closing price per share of the Company’s common stock on September 30, 2014, or (ii) the average closing price per share of the Company’s common stock for October 1, 2 and 3, 2014.   Following the authoritative accounting guidance, warrants with variable exercise price features are accounted for as liabilities, with changes in the fair value included in operating expenses. The Company estimated the fair value of the warrants immediately before and after modification using an option pricing model to reclassify its fair value from additional paid-in capital to warrant liability and re-measured the warrant liability at September 30, 2014 with the change in fair value of $134,000 accounted for as operating expenses.

The following key assumptions were used by the Company to estimate the fair value of the warrant liability. Expected volatility was based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that corresponded to the expected term of the warrants. We believe this method produced an estimate that was representative of our expectations of future volatility over the expected term of these warrants. The expected life was based on the remaining contractual term of the warrants. The risk-free interest rate was the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that was closest to the expected term of the warrants.

On September 29, 2014 we entered into a 2nd Amendment to the Loan Agreement with the Lenders in which we were provided a conditional waiver of principal payments subject to meeting certain capital raise requirements, which we achieved in October. The waiver of principal payments continues through April 1, 2015 and we are then required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loans through the maturity date.

7.	Revenue Recognition

Product Sales

We recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured. For customers that have not developed a sufficient payment history with us or for whom a letter of credit is not in place at the time of the transaction, we defer revenues until collectability is reasonably assured.

Index
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

For sales that include multiple deliverables, such as sales of our StemSource® Cell Bank (cell bank), we account for products or services (deliverables) separately rather than as a combined unit.  Stem cell banks typically consist of a complex array of equipment, proprietary knowledge, license rights, and services, including one or more StemSource® devices, a cryogenic freezer, measuring and monitoring equipment, and a database patient tracking system. In addition, we typically provide consulting, installation, and training services.  Web hosting, technical support and maintenance services are generally provided for a period of up to one year subsequent to the date of sale.  FASB authoritative guidance requires an evaluation of these deliverables to determine the appropriate “units of accounting” for purposes of revenue recognition.  Each cell bank is customized to provide the best solution for the customer.  Depending on customers’ needs, all or a combination of the following units of accounting will apply to cell bank transactions:

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

Concentration of Significant Customers

Five distributors comprised 62% of our revenue recognized for the nine months ended September 30, 2014.  One direct customer and two distributors accounted for 84% of total outstanding accounts receivable as of September 30, 2014.

Three direct customers comprised 39% of our revenue recognized for the nine months ended September 30, 2013.  Three direct customers accounted for 54% of total outstanding accounts receivable as of September 30, 2013.

Product revenues, classified by geographic location, are as follows:

	Nine months ended

	September 30, 2014		September 30, 2013
	Product Revenues	% of Total	Product Revenues	% of Total

North America	$614,000	25%	$822,000	19%
Japan	1,323,000	53%	1,892,000	43%
Europe	427,000	17%	865,000	19%
Other countries	120,000	5%	837,000	19%
Total product revenues	$2,484,000	100%	$4,416,000	100%

Index
Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the BARDA.  Revenue earned under development agreements with commercial enterprises is classified as development revenues.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with BARDA. The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, cover clinical development through FDA approval under a device-based PMA regulatory pathway. In August 2014, BARDA exercised Option 1 of the contract for Cytori to perform research, development, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of the Celution System in thermal burn injury for a total cost-plus fixed fee of up to $12.1 million, amendments to the Statement of Work, and reorganization of the contract options. This is a cost reimbursement contract and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012.

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services were not separable and as a result the recognition of this deferred amount as revenue required achievement of service related milestones, under a proportional performance methodology.  Revenue was recognized as the above mentioned R&D milestones were completed. Of the amounts received and deferred, we recognized the last remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway.  As of September 30, 2014, there are no deferred amounts under this contract.

Refer to note 14 for discussion about our arrangement with Senko.

8.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	September 30, 2014	December 31, 2013

Raw materials	$1,506,000	$1,315,000
Work in process	917,000	232,000
Finished goods	2,597,000	2,147,000
	$5,020,000	$3,694,000

9.	Equity Incentive Plan

During the third quarter of 2014, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock in the form of options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards other stock-based awards, and deferred compensation awards.  The 2014 Plan initially provides for issuance of 3,975,000 shares of our common stock.  As of September 30, 2014, there are 3,717,500 securities remaining and available for future issuances under the 2014 Plan, which is exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

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

Index
We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three and nine months ended September 30, 2014 and 2013, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 18,748,777 for the three and nine month periods ended September 30, 2014 and 17,212,805 for the three and nine month periods ended September 30, 2013.

11.	Accumulated Other Comprehensive Loss

During the first quarter of 2013, we determined that the functional currency of our Japanese subsidiary changed from the U.S. Dollar to the Japanese Yen due to significant changes in economic facts and circumstances of our Japan subsidiary.  As a result of this change, a portion of the foreign exchange gain or loss will be classified as foreign currency translation adjustments within other comprehensive income or loss. Our comprehensive loss includes net loss and foreign currency translation adjustments. See the unaudited Consolidated Condensed Statements of Operations and Comprehensive Loss for the effect of foreign currency translation adjustments.

12.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study in progress.  As of September 30, 2014, we have clinical research study obligations of $6,358,000 ($4,785,000 of which are expected to be complete within a year).  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We have entered into several lease agreements for our headquarters office location as well as international office locations. As of September 30, 2014, we have remaining lease obligations of $6,919,000 ($2,197,000 of which are expected to be completed within a year).

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

Index
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

The agreement includes certain obligations to be performed by the Company on the behalf of Bimini, which includes transferring the manufacturing of Puregraft products to an agreed upon third party on or before December 31, 2014 and training. The Company recorded a gain on the Puregraft divestiture of $4.5 million in 2013, and has a remaining obligation of approximately $158,000 in future transfer and training obligations, as of September 30, 2014. Bimini is obligated to make certain additional milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft products.

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

In February 2013, we entered into a mutual termination and release agreement with Senko, whereby the Distribution Agreement and all Senko rights, licenses and privileges granted under the Distribution Agreement terminated and reverted to the Company.  As a result of this Termination Agreement, we were obligated to pay Senko $1,200,000 in six quarterly installment payments of $200,000 each through May 2014 (all of which has been paid).  At the time of the Termination Agreement, we had a balance of $2,379,000 in deferred revenues on our balance sheet relating to the payments received from Senko in the past pursuant to the Distribution Agreement.  At the time of the Termination Agreement we accrued $1,200,000 of the termination fee, and recognized the remaining $1,179,000 in development revenues which reflects the Company’s efforts towards commercialization under the agreement. As of September 30, 2014, we have no remaining termination fee obligation.

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

•  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	September 30, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,644,000	$3,644,000	$—	$—

Liabilities:
Warrant liability	$287,000	$—	$—	$287,000

	Balance as of	Basis of Fair Value Measurements
	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,644,000	$4,644,000	$—	$—

Index
We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds that are classified in Level 1 of the fair value hierarchy.

Refer to note 6 for discussion about determining the fair value of our warrant liability.

Common stock purchase warrants issued in connection with our Letter Agreement with the Lenders do not trade in an active securities market, and as such, we estimated the fair value of these warrants using the option pricing model (see note 6).  Some of the significant inputs are observable in active markets, such as common stock market price, volatility, and risk free rate.  Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 warrant liability value:

Warrant liability	Three months ended September 30, 2014	Nine months ended September 30, 2014

Beginning balance	$—	$—
Fair value of warrants allocated from additional paid in capital	421,000	421,000
Decrease in fair value recognized in operating expenses	(134,000)	(134,000)
Ending balance	$287,000	$287,000

16.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2014 and December 31, 2013, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At September 30, 2014 and December 31, 2013, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	September 30, 2014		December 31, 2013

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$25,328,000	$25,775,000	$26,207,000	$26,241,000

Carrying value is net of debt discount of $1,631,000 and $2,379,000 as of September 30, 2014 and December 31, 2013, respectively.

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

In October 2013, we entered into a Common Stock Purchase Agreement with Lorem Vascular for the purchase of 8,000,000 shares at $3.00 per share. The transaction occurred in two separate closings of 4,000,000 shares each. The first closing occurred in November 2013, and the second closing occurred in January 2014. As of December 31, 2013, we received $15,000,000 of the gross proceeds, $12,000,000 for the first closing and $3,000,000 towards the second closing. The balance of $9,000,000 in gross proceeds required to complete the second closing was received in January 2014.

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

In May 2014, we entered into subscription agreements with certain institutional investors pursuant to which we sold a total of 4,048,584 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $2.47 per unit, in a registered direct offering. Each warrant will have an exercise price of $3.00 per share, will be exercisable immediately after issuance and will expire five years from the date of issuance. The transaction was completed on June 4, 2014 raising approximately $10,000,000 in gross proceeds before deducting any offering expenses or fees payable by us. Under the terms of our Placement Agent Agreement, we granted WBB Securities, LLC warrants to purchase 202,429 shares of common stock. The placement agent warrants will have the same terms as the warrants issued to the purchasers in the offering, except that such warrants will have an exercise price of $3.09.

In September 2014, the Company and 13 holders of warrants dated June 4, 2014 to purchase a total of 4,032,389 shares of the Company’s common stock, $0.001 par value per share, agreed to amend the warrants in order to reduce the exercise price from $3.00 per share to $1.00 per share and change the expiration date from June 4, 2019 to September 10, 2014 pursuant to an amendment to warrant to purchase common stock.  The Company received proceeds of approximately $4,000,000 from exercise of the Warrants.  In addition, pursuant to the terms of the amendment, upon each holder’s exercise of all shares for cash prior to the amended expiration date, the Company issued a new warrant for the same number of shares to holder.  The additional warrants have an exercise price of $2.00 per share, and are exercisable on the date that is six months and one day from the date of issuance and expire five years from the date of issuance.

Related Party Transactions

During the nine months ended September 30, 2013, we incurred approximately $46,000 in royalty costs in connection with our sales of our Celution® 800/CRS System products to the European and Asia-Pacific reconstructive surgery market, pursuant to our License and Royalty Agreement and the Amended License/Commercial Agreement with the Olympus-Cytori, Inc. joint venture. There were no comparable royalty costs during the nine months ended September 30, 2014.

Additionally, refer to note 4 for a discussion of related party transactions with Olympus.

18.	Subsequent Events

On October 8, 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company sold a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of the Company’s Series A 3.6% convertible preferred stock, which are convertible into shares of the Company’s common stock, par value of $0.001 per share, with a conversion price of $0.52, and warrants to purchase up to a number of shares of common stock equal to 100% of the conversion shares under the shares of preferred stock, in a registered direct offering. Each warrant has an exercise price of $0.5771 per share, is exercisable six months after the date of issuance and  expires five years from the date on which it is initially exercisable. The preferred stock and the warrants were immediately separable and were issued separately. As of October 31, 2014, we have converted 4,615 units into 8,875,000 shares of common stock.

Index
Item 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed "forward-looking statements" within the meaning of U.S. securities laws.  All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such as will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including those related to clinical research studies and general and administrative expenses; the potential size of the market for our products, future  development and/or expansion of our products and therapies in our markets; our ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; our potential need for additional financing and the anticipated amount and availability thereof; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described under the heading "Risk Factors" in Item 1A of Part II below, which we encourage you to read carefully.  We caution you not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.  Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.

Overview

We are a medical company dedicated to the development of novel treatments and devices for a range of disorders using cells as a key part of the therapy. We are presently focused on developing our primary product, Cytori Cell Therapy, for patients with cardiovascular disease, orthopedic disorders, complications of immunologic disease, urinary incontinence and thermal burns combined with radiation injury. We are actively investigating broadening the use of our technology platform into other areas as well, through internal research or that of our partners.

Cytori Cell Therapy is a proprietary formulation of stem and regenerative cells derived from a patient's own adipose (fat) tissue (ADRCs). Adipose tissue is a rich and accessible source of stem and other regenerative cells. To access these cells from a patient at the time of a surgical procedure, we have designed and developed a sophisticated tissue processing system, the Celution® System, which automates the complex process of digesting fat tissue, releasing the ADRCs, and concentrating them into an optimized and proprietary formulation in a sterile environment. The system is comprised of a central device and single-use, per-procedure consumable cartridges. The business model is based on the sale of the device and generating recurring revenue from the cartridges that are utilized in each procedure.

Index
In addition to our targeted therapeutic development, we have continue to upgrade and sell our Celution® System under select medical device clearances to customers developing new therapeutic applications for Cytori Cell Therapy in Europe, Japan, and other regions. The sales enhance the body of clinical feasibility data using our technology that could lead to new indications and intellectual property, contribute to near term marginal profit that partially offset our operating expenses and provide the basis for further partnerships and commercial experience that should facilitate future product revenue growth.

Development Pipeline

The primary therapeutic areas currently in the development pipeline are cardiovascular disease, specifically heart failure due to ischemic heart disease, the treatment of thermal burns, and orthopedics and sports medicine indications.

In the U.S., we are conducting our ATHENA and ATHENA II trials, both prospective, double blind, placebo-controlled, multi-center trials designed to enroll up to 45 patients per trial with ischemic heart disease at a lower and higher cell dose, respectively. The trials will evaluate several endpoints, including peak oxygen consumption (VO2 max). Additional endpoints include perfusion defect, left ventricle end-systolic and diastolic volume and ejection fraction at six and 12 months, NYHA functional class, and health-related quality of life.   In August 2014, we announced that enrollment in both ATHENA trials had been place on hold based on a safety review of reported cerebrovascular events. As a result, it will not be possible to complete enrollment of the ATHENA trial by year end 2014 as previously anticipated. The symptoms, which occurred in three patients, appear to be related in part to the medical co-morbidities in the treated population and the complex nature of the procedures involved in the trial. On October 2014, the FDA communicated approval to open enrollment based on Cytori's submission of additional data, both clinical and preclinical, as well as proposed protocol amendments. The Company's management and the board of directors have evaluated the impact of delays in enrollment on the long-term objectives on having an approved medical device with an indication for heart failure.  We have also considered the progress of our next generation cell processing system, which would be available for clinical studies in the later part of 2015 and the importance of incorporating the newer system into any further potential cardiovascular studies.  Therefore, Cytori will end enrollment of the ATHENA trials at current enrollment level, which will permit an evaluation of 6 month follow-up data during the first quarter of 2015.  Further trials in the cardiac therapeutic area will be based on examination of the ATHENA data along with previous clinical trial data in chronic myocardial ischemia (PRECISE clinical trial).

ADVANCE is a European clinical trial for acute myocardial infarction (heart attack) sponsored by Cytori.  Enrollment in the trial was discontinued on September 30, 2013 prior to the original target enrollment in order to focus our internal and financial resources on the U.S. ATHENA trial.   All evidence to date from the ADVANCE trial supports the current, known safety profile for Cytori Cell Therapy; the interpretation of efficacy data is limited due to the relatively small number of subjects enrolled.  In addition, we have completed two European pilot trials (PRECISE and APOLLO) investigating Cytori Cell Therapy for cardiovascular disease. The PRECISE trial studied patients with chronic myocardial ischemia. Long term follow up data from the PRECISE trial was published in the American Heart Journal in April 2014 supporting the safety profile, feasibility and indications of a favorable benefit to risk profile. Results from the APOLLO trial for acute heart attack demonstrated the safety and feasibility of Cytori Cell Therapy in this population but the size of the pilot trial was not sufficient to comment definitively on efficacy.

In addition to our cardiovascular disease therapeutic pipeline, Cytori is also developing its cell therapy platform for the treatment of thermal burns combined with radiation injury, sports medicine and orthopedics. In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with the U.S. Department of Health and Human Service's Biomedical Advanced Research and Development Authority (BARDA), including a base period of $4.7 million over two years and three contract options. In August 2014, BARDA exercised Option 1 of the contract for Cytori to perform research, development, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of the Celution System in thermal burn injury for the costs plus fixed fee of up to $12.1 million, BARDA and Cytori also amended to the Statement of Work, and reorganized of the contract options. We expect the majority of the work to Option 1 be completed by the first half of 2015.

In October 2014, we received FDA approval to conduct a phase II safety and feasibility study evaluating the effect of Cytori Cell Therapy in patients with osteoarthritis of the knee to be called the ACT-OA trial.  Based on our internal analysis of the clinical and commercial chances of success, we have decided that osteoarthritis will be our primary orthopedic target indication and we have decided to close our trial on acute hamstring tears know as RECOVER as it did not meet our internal evaluation criteria to proceed. Other therapeutic targets under evaluation include stress urinary incontinence in men following radical prostatectomy and hand dysfunction due to scleroderma.  Both areas of evaluation are based on positive data reported in peer reviewed journals.

Index
Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and StemSource® Cell Banks.

The following table summarizes the components for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

Product revenues - third party	$518,000	$1,616,000	$2,484,000	$4,416,000

We experienced a decrease in product revenue during three and nine months ended September 30, 2014 as compared to the same periods in 2013, due principally to timing of revenue recognition for new customers and to the anticipated timing associated with larger system related sales.  Revenue deferred in the three and nine months ended September 30, 2014 was $1,214,000 and $1,229,000, respectively.  There were no comparable revenues deferrals in the three and nine months ended September 30, 2013.

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

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

Cost of product revenues	$315,000	$911,000	$1,464,000	$2,234,000
Share-based compensation	22,000	20,000	60,000	62,000
Total cost of product revenues	$337,000	$931,000	$1,524,000	$2,296,000
Total cost of product revenues as % of product revenues	65.1%	57.6%	61.4%	52.0%

Cost of product revenues as a percentage of product revenues were 65.1% and 61.4% for the three and nine months ended September 30, 2014 and 57.6% and 52.0% for the three and nine months ended September 30, 2013, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, geographic mix and allocation of overhead.

The future:  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Index
Development revenues

The following table summarizes the components of our development revenues for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

Development (Olympus)	$—	$—	$—	$638,000
Development (Senko)	—	—	—	1,179,000
Government contract (BARDA)	585,000	1,113,000	1,345,000	2,503,000
Other	—	(18,000)	—	—
Total development revenues	$585,000	$1,095,000	$1,345,000	$4,320,000

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with BARDA. The initial base period includes $4.7 million over two years and covers preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, could cover clinical development through FDA approval under a device-based PMA regulatory pathway. This is a cost reimbursement contract and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012. To receive funds under this arrangement, we are required to (i) demonstrate that we incurred “qualifying expenses,” as defined in the contract agreement between BARDA and us, (ii) maintain a system of controls, whereby we can accurately track and report all expenditures related solely to develop a new countermeasure for thermal burns, and (iii) file appropriate forms and follow appropriate protocols established by BARDA.   In August 2014, we executed a contract option with BARDA to fund the continued investigation and development of Cytori Cell Therapy for use in thermal burn injuries. The current extension is valued at approximately $12.1 million. Upon IDE approval by the FDA, BARDA anticipates funding to cover costs associated with execution of the clinical trial, currently estimated at approximately $8.3 million, bringing the combined value to up to $20.4 million.  During the three months and nine months ended September 30, 2014, we incurred $545,000 and $1,250,000 in qualified expenditures. We recognized a total of $585,000 and $1,345,000 in revenues for the three and nine months ended September 30, 2014, respectively, which included allowable fees as well as cost reimbursements. During the three months and nine months ended September 30, 2013, we incurred $1,035,000 and $2,328,000 in qualified expenditures. We recognized a total of $1,113,000 and $2,503,000 in revenues for the three and nine months ended September 30, 2013, respectively, which also included allowable fees as well as cost reimbursements.  The decrease in revenues for the three and nine months ended September 30, 2014 as to the same period in 2013 is primarily due to the closing of the base period in August of 2014 and outsourced animal studies were largely completed in the second half of 2013 and the first half of 2014.

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

In February 2013, we entered into a mutual termination and release agreement with Senko, whereby the Distribution Agreement and all Senko rights, licenses and privileges granted under the Distribution Agreement terminated and reverted to the Company.  As a result of this Termination Agreement, we were obligated to pay Senko $1,200,000 in six quarterly installment payments of $200,000 each through May 2014.  At the time of the Termination Agreement, we had a balance of $2,379,000 in deferred revenues on our balance sheet relating to the payments received from Senko in the past pursuant to the Distribution Agreement.  At the time of the Termination Agreement, we accrued $1,200,000 of the termination fee, and recognized the remaining $1,179,000 in development revenues which reflects the Company’s efforts towards commercialization under the agreement.

The future:  In August 2014, BARDA exercised Option 1 of the contract for Cytori to perform research, development, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of the Celution System in thermal burn injury, amendments to the Statement of Work, and reorganization of the contract options for a total fixed fee of up to $12.1 million.  We expect the majority of the work associated with Option 1 to be completed by the end of 2015.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, pre-clinical studies and clinical studies.

Index
The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

Research and development	$2,977,000	$3,968,000	$11,677,000	$11,540,000
Share-based compensation	163,000	155,000	429,000	452,000
Total research and development expenses	$3,140,000	$4,123,000	$12,106,000	$11,992,000

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications as well as the continued development efforts related to our Celution® System.

The decrease in research and development expenses for the three months ended September 30, 2014 as compared to the same period in 2013 is due to a decrease of $100,000 and $350,000 in professional services and supplies expenses, respectively, related to the completion of the base period of the BARDA contract, research and clinical costs of $266,000, and $326,000 in depreciation costs related to accelerated depreciation of equipment in 2013 due to our joint venture termination. The increase in research and development expenses for the nine months ended September 30, 2014 as compared to the same period in 2013 is due to an increase in professional services partially offset by a decrease in other supplies, and depreciation costs.

The future:  We expect research and development expenditures to modestly increase from current levels for the balance of 2014 as we continue our clinical trial activities, our development work under our BARDA contract, and as we seek additional regulatory clearances and potentially seek to initiate additional strategies for meaningful clinical data acquisition during 2014.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

Sales and marketing	$1,342,000	$1,625,000	$4,937,000	$5,910,000
Share-based compensation	129,000	161,000	395,000	543,000
Total sales and marketing expenses	$1,471,000	$1,786,000	$5,332,000	$6,453,000

The decrease in sales and marketing expense during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 is mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $261,000 and $635,000, respectively and decrease in professional services of $50,000 and $224,000 respectively.

The future:  Based on recent cost curtailment initiatives implemented in the third quarter of 2014, we expect sales and marketing expenditures to decrease modestly in the remainder of 2014.

Index
General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

General and administrative	$3,375,000	$3,783,000	$11,439,000	$10,559,000
Share-based compensation	804,000	549,000	1,682,000	1,666,000
Total general and administrative expenses	$4,179,000	$4,332,000	$13,121,000	$12,225,000

The decrease in general and administrative expenses during the three months ended September 30, 2014 as compared to the same period in 2013 is mainly attributed to a decrease in non-cash accounts receivable charges of $459,000 related to past-due accounts For the nine months ended September 30, 2014, as compared to the same period in 2013, expenses increased primarily due to an increase in professional services of $978,000 (consisting mainly of consulting expenses related to business development efforts and legal services expense related to regulatory and corporate affairs) and non-cash accounts receivable charges of $189,000 from past-due accounts. This was partially offset by a decrease in salary and related benefits expense of $184,000 (excluding share-based compensation) and travel and entertainment expense of $124,000.

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

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

Cost of product revenues	$22,000	$20,000	$60,000	$62,000
Research and development-related	163,000	155,000	429,000	452,000
Sales and marketing-related	129,000	161,000	395,000	543,000
General and administrative-related	804,000	549,000	1,682,000	1,666,000
Total share-based compensation	$1,118,000	$885,000	$2,566,000	$2,723,000

The increase in share-based compensation expenses for the three months ended September 30, 2014 as compared to the same period in 2013 is related to the modification of stock options due to accelerated vesting.  For the nine months ended September 30, 2014 as compared to the same period in 2013 expenses decreased due to the decrease in our stock prices.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of September 30, 2014 the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $5,854,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.86 years.

Index
Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

Change in fair value of warrant liability	$(134,000)	$—	$(134,000)	$(418,000)

The change in fair value of our warrant liability for the three and nine months ended September 30, 2014, is due to warrants re-priced in connection with our loan agreement.  For the nine months ended September 30, 2013, the balance relates to warrants issued in 2008 in connection with a private placement that expired in August 2013.

The future: Future changes in the fair value of the warrant liability will be recognized in earnings until such time as the warrants exercise price becomes fixed, or warrants are exercised or expire.

Change in fair value of option liability

The following is a table summarizing the change in fair value of our put option liability for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

Change in fair value of put option liability	$—	$—	$—	$(2,250,000)

Changes in fair value of our put option liability are due to changes in assumptions used in estimating the value of the Put, such as bankruptcy threshold for Cytori, fair value of the Olympus-Cytori, Inc. Joint Venture, volatility and others.

The future: The Put was cancelled as a result of the Joint Venture termination and we will not recognize any changes in fair value of this put option liability in the future.

Loss on asset disposal

The following table summarizes our loss on asset disposal for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013
Loss on asset disposal	$(14,000)	$—	$(15,000)	$(257,000)

The loss on asset disposal during the quarter ended September 30, 2014 is related to lease hold improvements disposed of due to a corporate office relocation in Japan. During the quarter ended June 30, 2013, we identified certain Celution® One equipment that was initially purchased from the Joint Venture for use in our clinical studies.  However, this equipment was manufactured with a configuration that can no longer be used in our studies.  The related net book value of $257,000 was recorded as loss on asset disposal.

Index
Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013

Loss on debt extinguishment	$—	$—	$—	$(708,000)
Interest income	1,000	1,000	4,000	2,000
Interest expense	(1,260,000)	(1,094,000)	(3,286,000)	(2,456,000)
Other income (expense),net	(222,000)	(96,000)	(195,000)	(392,000)
Total	$(1,481,000)	$(1,189,000)	$(3,477,000)	$(3,554,000)

•	In connection with the Loan and Security Agreement entered into on June 28, 2013 (the “Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank (the “Lenders”), a loss on debt extinguishment was recorded that relates to the payoff of the prior loan obligation. See Notes to Consolidated Condensed Financial Statements for further information.

•	Interest expense increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, due to cash interest and non-cash amortization of debt and warrant costs related to our $27.0 million term loan and increased accretion expense related to our joint venture liability.

•	The changes in other income (expense) during the three months ended September 30, 2014 as compared to the same period in 2013 resulted primarily from changes in foreign currency exchange rates.

The future: Interest income earned in 2014 will be dependent on our levels of funds available for investment as well as general economic conditions.  Subject to our future financing activities, we expect interest expense in 2014 to increase slightly as we continue to pay interest on the $27.0 million term loan that was amended in June 2013 and re-measuring accretion expense related to our acquisition of the joint venture.

Gain on divestiture of Puregraft Product line

On July 30, 2013, we entered into a Sale and Exclusive License/Supply Agreement with Bimini Technologies LLC (“Bimini”), pursuant to which we sold to Bimini substantially all of the assets (other than certain retained rights and licenses) of our Puregraft product line, a series of standalone fat transplantation products that were developed to improve the predictability of outcomes for autologous fat grafting and aesthetic body contouring. The aggregate value of the consideration paid by Bimini at the execution of the agreement was $5.0 million.

The agreement includes certain obligations to be performed by the Company on the behalf of Bimini, which includes transferring the manufacturing of Puregraft products to an agreed upon third party on or before December 31, 2014 and training. The Company recorded a gain on the Puregraft divestiture of $4.5 million in 2013, and has a remaining obligation of approximately $158,000 in future transfer and training obligations. Bimini is obligated to make certain additional milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft products.

Gain on previously held equity interest and equity loss from investment in Joint Venture

The following table summarizes our gain on the previously held equity interest and the equity loss from investment in our joint venture with Olympus for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,

	2014	2013	2014	2013
Gain on previously held equity interest	$—	$—	$—	$4,892,000
Equity loss in investment	—	—	—	(48,000)
Total	$—	$—	$—	$(4,844,000)

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

Index
Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2014 and December 31, 2013:

	As of September 30,	As of December 31,
	2014	2013

Cash and cash equivalents	$7,849,000	$15,506,000

Current assets	$14,646,000	$24,577,000
Current liabilities	14,478,000	14,906,000
Working capital	$168,000	$9,671,000

We incurred net losses of $9,385,000 and $31,612,000 for the three and nine months ended September 30, 2014 and $5,258,000 and $16,137,000 for the three and nine months ended September 30, 2013, respectively.  We have an accumulated deficit of $332,517,000 as of September 30, 2014.  Additionally, we have used net cash of $25,374,000 and $25,064,000 to fund our operating activities for the nine months ended September 30, 2014 and 2013, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.  On October 8, 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company raised net proceeds of approximately $12,500,000 through the sale of units consisting of Series A 3.6% convertible preferred stock and warrants to purchase common stock.

We believe our plans to raise additional cash from outside sources coupled with our cost reduction initiatives recently implemented and, if necessary, further cost containment efforts are sufficient to allow us to continue operations for the next twelve months. This includes minimum liquidity requirements of the Loan and Security Agreement, as amended, which requires the Company to make principal and interest payments of $1.0 million per month beginning in April 2015 and to maintain at least three months of cash on hand to avoid an event of default under the loan agreement.  Our financing plans include pursuing additional cash through strategic corporate partnerships and future sales of equity, as well as our gross profits. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives.

The following summarizes our contractual obligations and other commitments at September 30, 2014, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$27,353,000	$5,581,000	$21,772,000	$—	$—
Interest commitment on long-term obligations	4,286,000	2,351,000	1,935,000	—	—
Operating lease obligations	6,919,000	2,197,000	4,518,000	204,000	—
Puregraft divestiture obligation	158,000	158,000	—	—	—
Joint Venture purchase obligation*	2,817,000	2,817,000	—	—	—
Clinical research study obligations	6,358,000	4,785,000	1,391,000	182,000	—
Total	$47,891,000	$17,889,000	$29,616,000	$386,000	$—

* The Company has various payment options which could result in the acceleration or deferral of the Joint Venture purchase obligation.  See Notes to the Consolidated Condensed Financial Statements for discussion of our acquisition of Olympus’ interest in the Joint Venture.

Index
Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2014 and 2013 is summarized as follows:

	For the nine months ended September 30,
	2014	2013

Net cash used in operating activities	$(25,374,000)	$(25,064,000)
Net cash provided by (used in) investing activities	(1,447,000)	3,869,000
Net cash provided by financing activities	19,177,000	5,787,000
Effect of exchange rate changes on cash and cash equivalents	(13,000)	(104,000)
Net decrease in cash and cash equivalents	(7,657,000)	(15,512,000)

Operating activities

Operating activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated an operating loss of $28,120,000 for the nine months ended September 30, 2014.  The operating cash impact of this loss was $25,374,000, after adjusting for the non-cash share-based compensation and other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of warrant liabilities, and changes in working capital due to timing of payment of liabilities.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2014 resulted from cash outflows for payment of a license termination fee of $400,000, expenditures for intellectual property of $255,000 and for purchases of property and equipment of $792,000.

Net cash used in investing activities for the nine months ended September 30, 2013 resulted from cash outflows for payment of a license termination fee of $600,000 and  purchases of property and equipment $536,000.  Cash inflow of $5,000,000 is from the sale of our Puregraft product line.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2014 related primarily to a sale of common stock and exercise of warrants.  In September 2014, 4,032,389 warrants were exercised and the Company received proceeds of approximately $4,066,000. In May 2014, we sold 4,048,584 units, consisting of one share of common stock and one warrant to purchase one share of common stock, for approximately $10,000,000 in gross proceeds in connection with a registered direct offering to certain institutional investors. We received $9,000,000 in January 2014 pursuant to our Common Stock Purchase Agreement with Lorem Vascular that was executed in October of 2013, partially offset by principal payments of $1,303,000 primarily relating to our $27.0 million loan and $2,236,000 payment towards our Joint Venture purchase obligation.

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

Recent Accounting Pronouncements

The following new accounting standards have been issued, but not adopted by the Company as of September 30, 2014:

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

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial  doubt is alleviated as  a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The effective date of ASU 2014-15 is for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-15.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates. There have been no material changes in our market risks during the quarter ended September 30, 2014.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of September 30, 2014, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended September 30, 2014, a hypothetical 10% adverse change in the Euro or Yen against the U.S. Dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2014, we were not a party to any material legal proceeding.  See Notes to the Consolidated Condensed Financial Statements included elsewhere herein for a discussion of our loss contingencies.

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

We have been placing, and will continue to place, significant effort into raising additional capital that will provide adequate capital resources to allow us to continue to fund our future operations.   Based on our cash and cash equivalents on hand of approximately $17,500,000 at October 31, 2014 and our minimum liquidity requirements of the Loan Agreement that require us to make principal and interest payments of $1,003,000 per month beginning in April 2014 and our obligation to maintain at least three months of cash on hand, we must raise additional capital on or before March 2015 to avoid an event of default in April 2014, unless we are otherwise unable to restructure our Loan Agreement as amended.   If we are unable to raise additional capital as planned, we will not have sufficient cash on hand to avoid an event of default under the Loan Agreement, which, absent a waiver or modification of the loan terms, would allow the lender to cause the loan amount of approximately $27,368,000 to be immediately due and payable.  Our financing plans include pursuing additional cash through strategic corporate partnerships and engaging in future sales of equity, as well as obtaining a modification of the terms of the Loan Agreement. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us.  There is also no guarantee that our lender would agree to a modification of the Loan Agreement, or on terms that are acceptable to us.  If our efforts to obtain sufficient additional funds are not successful, in addition to the lender’s ability to cause the loan amount to be immediately due and payable, we would also be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives.

*Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity*

On June 28, 2013 we entered into the Loan Agreement with Oxford Finance LLC and Silicon Valley Bank (together, the “Lenders”), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (“Term Loan”), subject to the terms and conditions set forth in the loan agreement.  The Term Loan accrues interest at a fixed rate of 9.75% per annum.  Pursuant to the Loan Agreement, we were required to make interest only payments through July 1, 2014.  On September 19, 2014, we received a waiver of compliance of the Loan Agreement through October 31, 2014.  On September 29, 2014 we entered into a 2nd Amendment to the Loan Agreement with the Lenders pursuant to the amended Loan Agreement, we were provided a conditional waiver of principal payments subject to meeting certain capital raise requirements, which we achieved in October. The waiver of principal payments continues from November 1, 2014 through April 1, 2015 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments (of approximately$1,000,000) sufficient to amortize the Term Loans through the maturity date.

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

Index
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

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital

On October 30 2014 we received a letter (the “Notice”) from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until April 28, 2015, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of the our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Global Market, with the exception of the bid price requirement, if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are then otherwise not eligible, Nasdaq will provide us notice that our common stock will be subject to delisting.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements, or that we will be eligible for listing on any comparable trading market. The effects of losing the Nasdaq listing could materially harm our ability to raise additional capital.

We may not be able to obtain shareholder approval as required by our October 10, 2014 financing which would make us subject to severe redemption rights and other penalties

On October 8, 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of the Company’s Series A 3.6% convertible preferred stock, which shall be convertible into shares of the Company’s common stock, par value of $0.001 per share, with a conversion price of $0.52. We also agreed to seek shareholder approval for the sale of stock exceeding 19.9% of our then outstanding shares and to amend our certificate of incorporation increasing our authorized shares. If we fail to receive this approval by April 2015, the holders of our preferred shares have redemption rights which would cause our annual preferred dividend rate to be raised to 18% per year, or we could be subject to substantial additional dilution of our common stock. Either of these events could cause significant harm to our financial position.

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

The development and manufacture of current and future generation Celution® System devices is important to us

We must continue to develop and manufacture both the current and future generation Celution®® System devices. If we are not successful in further development of the current and future generation Celution® System devices, we may not be able to compete successfully in the marketplace (technology risk), and if we experience disruptions and/or delays in our production of these devices as required by the marketplace, our operations and commercialization efforts (clinical, regulatory and/or commercial sales) we would be harmed (manufacturing risk).

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

We must rely on the performance of Lorem Vascular for the commercialization of our products in China, Hong Kong, Singapore, Malaysia and Australia

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

Market acceptance of new technology such as ours can be difficult to obtain

New and emerging cell therapy and cell banking technologies, such as those provided by the Celution® System family of products, may have difficulty or encounter significant delays in obtaining market acceptance in some or all countries around the world due to the novelty of our cell therapy and cell banking technologies. Therefore, the market adoption of our cell therapy and cell banking technologies may be slow and lengthy with no assurances that significant market adoption will be successful. The lack of market adoption or reduced or minimal market adoption of our cell therapy and cell banking technologies may have a significant impact on our ability to successfully sell our product(s) in a country or region.

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

We may not be able to protect our intellectual property in countries outside the United States

Intellectual property law outside the United States is uncertain and in many countries is currently undergoing review and revisions. The laws of some countries do not protect our patent and other intellectual property rights to the same extent as United States laws. This is particularly relevant to us as most of our current commercial product sales and clinical trials are outside of the United States. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the United States. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the U.S. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition. We currently have pending patent applications in Europe, Australia, Japan, Canada, China, Korea, and Brazil, among other countries.

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

Our concentration of sales in Japan may have negative effects on our business in the event of any crisis in that region

We have operations in a number of regions around the world, including the United States, Japan, and Europe. Our global operations may be subject to risks that may limit our ability to operate our business. We sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic or financial instability;
•	unexpected changes and uncertainty in regulatory requirements and systems related;
•	nationalization programs that may be implemented by foreign governments;

Index
•	import-export regulations;
•	difficulties in enforcing agreements and collecting receivables;
•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;
•	changes in labor practices, including wage inflation, labor unrest and unionization policies;
•	longer payment cycles by international customers;
•	currency exchange fluctuations;
•	disruptions of service from utilities or telecommunications providers, including electricity shortages;
•	difficulties in staffing foreign branches and subsidiaries and in managing an expatriate workforce, and differing employment practices and labor issues; and
•	potentially adverse tax consequences.

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

Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer or a significant reduction in the amount of product ordered by any such customer

Our largest customer accounted for 26% of our revenue during the year ended December 31, 2013. Loss of this significant customer or a significant reduction in the amount of product ordered by this customer could adversely affect our revenue, results of operations, and cash flows.

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

The termination or suspension of the BARDA contract could delay and/or adversely affect our business and our ability to further develop our Celution® System

Cytori was awarded the contract with BARDA in September 2012 with the aim to develop a new countermeasure for a combined injury involving thermal burn and radiation exposure which would be useful following a mass-casualty event.  The cost-plus-fixed-fee contract was valued at up to $106 million, with a guaranteed base period of approximately $4.7 million which included preclinical research and the acceleration of Cytori’s ongoing development of the Celution® cell processing System (the Celution® System).

On August 13, 2014, BARDA and Cytori amended the contract exercising Option 1 to perform research, development, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of the Celution System in thermal burn injury, amended the Statement of Work and reorganized the contract options. The total cost plus fixed fee for the performance of Option 1 is up to approximately $12.1 million.  The revised Option 2 consists of execution of the pilot clinical study, regulatory, and other tasks for a cost plus fixed fee of up to $8.3 million.  The revised Option 3 consists of clinical, regulatory, and other tasks for completion of a pivotal clinical trial leading to FDA approval for use of the Celution System in thermal burn injury, for a cost plus fixed fee of up to $45.5 million. The revised Option 4 consists of R&D, clinical, regulatory and other tasks required to develop and obtain FDA clearance for other characteristics suitable for use in thermal burn injury following a mass casualty event, for a cost plus fixed fee of up to $23.4 million.

Index
BARDA may suspend or terminate this contract should we fail to achieve key objectives or milestones, or fail to comply with the operating procedures and processes approved by BARDA and its audit agency, the Defense Contract Audit Agency. There can be no assurance that we will be able to comply with BARDA’s operating procedures and processes, achieve the necessary clinical milestones, or whether we will be able to successfully develop our Celution® System under the contract.  If the BARDA contract were terminated or suspended, our business could be adversely affected.

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

*Material weakness in our internal control over financial reporting*

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

Index
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

Risks Related to Ownership of our Common Stock

The market price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for stockholders and subject us to litigation

The market price of our common stock may be subject to significant fluctuations. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

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

Index
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

Future sales of our common stock may depress our share price

As of September 30, 2014, we had 83,574,164 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline. Since that date we have sold preferred shares that are exercisable for 25,961,541 shares of common stock and we issued warrants exercisable for an additional 25,961,541 shares of common stock. We may also sell additional common stock in subsequent public offerings, which may adversely affect the market price of our common stock.
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

We pay no dividends in connection with our common stock

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in connection with our common stock in the foreseeable future. Furthermore, our Loan Agreement with the Lenders currently prohibits our issuance of cash dividends.  This could make an investment in our company inappropriate for some investors, and may serve to narrow our potential sources of additional capital.

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

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Index
Item 6.  Exhibits

Exhibit No.	Description

4.1	Form of Amendment to Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 8, 2014).

4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 8, 2014).

10.99
Contract HHSO100201200008C Amendment No. 1 dated August 13, 2014, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 19, 2014).

10.100	Offer Letter dated August 11, 2014, containing compensation terms for Mr. Tiago Girao, VP of Finance and Chief Financial Officer.

10.101	Letter Agreement dated September 19, 2014, by and among the Company, Oxford Finance LLC and Silicon Valley Bank.

10.102	Second Amendment to Loan and Security Agreement dated September 29, 2014, by and among the Company, Oxford Finance LLC and Silicon Valley Bank.

10.103	Confidential Separation Agreement and General Release of all claims dated October 2, 2014, by and among the Company, and Clyde Shores.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: November 6, 2014		Marc. H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: November 6, 2014		Tiago Girao
VP of Finance and Chief Financial Officer