Form 10-K
period 2014-12-31
CYTORI THERAPEUTICS, INC.
filed 2015-03-16
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 001-34375

CYTORI THERAPEUTICS, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	33-0827593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3020 CALLAN ROAD, SAN DIEGO, CALIFORNIA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 458-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $167,748,022 based on the closing sales price of the registrant’s common stock on June 30, 2014 as reported on the Nasdaq Global Market, of $2.39 per share.

As of February 28, 2015, there were 108,181,358 shares of the registrant’s common stock outstanding.

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

This Annual report on Form 10-K refers to trademarks such as Cytori Cell Therapy, Celution, Intravase, Puregraft and StemSource. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

General

Cytori Therapeutics (NASDAQ: CYTX) develops cellular therapeutics uniquely formulated and optimized for specific diseases and medical conditions.  Our lead therapeutics are currently targeted for impaired hand function in scleroderma, osteoarthritis of the knee, anddeep thermal burns combined with radiation exposure.

Our cellular therapeutics are collectively known by the trademarked name, Cytori Cell TherapyTM, and consist of a heterogeneous population of specialized cells including stem cells that are involved in response to injury, repair and healing. These cells are extracted from an adult patient’s own adipose (fat) tissue using our fully automated, enzymatic, sterile Celution® System devices and consumable sets at the place where the patient is receiving their care (i.e. there is no off-site processing or manufacturing).  Cytori Cell Therapy can either be administered to the patient the same day or banked for future use.  An independent published study has demonstrated that our proprietary process results in higher nucleated cell viability, less residual enzyme activity, less processing time, and improved economics in terms of cell progenitor output compared to other semi-automated and automated processes available.

Our goal is to bring Cytori Cell Therapy to market first for treatment of impaired hand function in scleroderma and osteoarthritis of the knee, through Cytori-sponsored clinical development efforts.  We received Investigational Device Exemption (IDE) approval from the U.S. Food and Drug Administration (FDA) in late 2014 and in early 2015 initiated both osteoarthritis and scleroderma studies. In addition, we are developing a treatment for thermal burns combined with radiation injury under a contract from the Biomedical Advanced Research Development Authority (BARDA), a division of the U.S. Department of Health and Human Services.  We are also exploring other development opportunities in a variety of other conditions.

In addition to our targeted therapeutic development, we have continued to commercialize the Celution® System under select medical device approvals, clearances and registrations to research customers developing new therapeutic applications for Cytori Cell Therapy in Europe, Japan, and other regions. The sale of systems, consumables and ancillary products in advance of specific regulatory claims and reimbursement contributes a margin that partially offset our operating expenses and play a role in fostering familiarity within the medical community with our technology.  These sales have also facilitated the discovery of new applications for Cytori Cell Therapy by customers conducting investigator-initiated and funded research.

Scleroderma

In January 2015, the FDA granted unrestricted IDE approval for a pivotal clinical trial, named the “STAR” trial, to evaluate Cytori Cell Therapy as a potential treatment for impaired hand function in scleroderma, a rare autoimmune disease affecting approximately 50,000 patients in the U.S. The STAR trial is a 48 week, randomized, double blind, placebo-controlled pivotal clinical trial of 80 patients in the U.S. The trial evaluates the safety and efficacy of a single administration of Cytori Cell Therapy (ECCS-50) in scleroderma patients affecting the hands and fingers. The STAR trial plans to use the Cochin hand score, a validated measure of hand function, as the primary endpoint measured at six months after a single administration of ECCS-50 or placebo. Patients in the placebo group will be eligible for crossover to the active arm of the trial after all patients have completed 48 weeks of follow up.  In February 2015, the FDA approved our request to increase the number of investigational sites from 12 to up to 20.  The increased number of sites is anticipated to broaden the geographic coverage of the trial and facilitate trial enrollment. The trial is expected to initiate in mid-2015.

The STAR trial is predicated on a completed pilot phase I/II trial performed in France termed SCLERADEC-I. The results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrate approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function.   Patients perceived their health status to be improved as shown by a 45·2% and 42·4% decrease of the Scleroderma Health Assessment Questionnaire (SHAQ) at month 2 (p=0·001) and at month 6 (p=0·001) respectively. A 47·4% and 56·0% decrease of the Cochin Hand Function Scale (CHFS) at month 2 and month 6 in comparison to baseline was observed (p<0·001 for both). Grip strength increased at month 6 with a mean improvement of +4.8±6.4 kg for the dominant hand (p=0.033) and +4.0±3.5 kg for the non-dominant hand (p=0.002). Similarly, an increase in pinch strength at month 6 was noted with a mean improvement of +1.0±1.1 kg for the dominant hand (p=0.009) and +0.8±1.2 kg for the non-dominant hand (p=0.050). Among subjects having at least one digital ulcer (DU) at inclusion, total number of DU decreased, from 15 DUs at baseline, 10 at month 2 and 7 at month 6. The average reduction of the Raynaud’s Condition Score from baseline was 53.7% at month 2 (p<0.001) and 67.5% at month 6 (p<0.001). Hand pain showed a significant decrease of 37.8% at month 2 (p=0.001) and 41.7% at month 6 (p<0.001).

In 2014, in conjunction with by Dr’s Guy Magalon and Brigette Granel, Cytori has submitted a study for review for a follow pivotal/phase III randomized, double-blind, placebo controlled trial in France called SCLERDEC II.  Patients will be followed for 6 months post-procedure.

Scleroderma is a chronic autoimmune disorder associated with fibrosis of the skin, destructive changes in blood vessels and multiple organ systems as the result of a generalized overproduction of collagen. Scleroderma affects women four times more frequently than men and is typically detected between the ages of 30 and 50. More than 90 percent of scleroderma patients have hand involvement that is typically progressive and can result in chronic pain, blood flow changes and severe dysfunction. The limited available treatments for scleroderma may provide some benefit but do little to modify disease progression or substantially improve symptoms. Treatment options are directed at protecting the hands from injury and detrimental environmental conditions as well as the use of vasodilators. When the disease is advanced, immunosuppressive and other medications may be used but are often accompanied by intolerable side effects.

The STAR trial is predicated on a completed pilot trial performed in France.  The results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrated approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function.

Osteoarthritis

In the later part of 2014, Cytori received approval by the FDA to begin a U.S. IDE pilot (phase IIa/b) trial of Cytori Cell Therapy in patients with osteoarthritis of the knee.  The trial, called ACT-OA, is a 90 patient, randomized, double-blind, placebo control study involving two dose escalations of Cytori Cell Therapy (ECCO-50), a low dose and a high dose, conducted over 48 weeks.  The randomization is 1:1:1 between the control, low dose and high dose groups.  The primary end point will be pain on walking as measured by the Knee Injury and Osteoarthritis Outcome Score (KOOS score) at twelve weeks. Additional endpoints include the full KOOS questionnaire, magnetic resonance imaging (MRI) and adverse events.  The trial enrolled the first patient in February 2015.

Osteoarthritis is a disease of the entire joint involving the cartilage, joint lining, ligaments, and underlying bone.  The breakdown of tissue leads to pain, joint stiffness and reduced function.  It is the most common form of arthritis and affects an estimated 13.9% of US adults over the age of 25, and 33.6% of adults over the age of 65.  Current treatments include physical therapy, non-steroidal anti-inflammatory medications, viscosupplement injections, and total knee replacement.  A substantial medical need exists as present medications have limited efficacy and joint replacement is a relatively definitive treatment for those with the most advanced disease.

Cutaneous and Soft Tissue Thermal and Radiation Injuries

Cytori Cell Therapy (DCCT-10) is also being developed for the treatment of thermal burns combined with radiation injury. In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with BARDA.

The initial base period included $4.7 million over two years for preclinical research and additional development support for Cytori’s Celution® System. The additional contract options, if fully executed, could cover our clinical development through FDA approval under a device-based pre-market approval application (PMA) regulatory pathway. We submitted reports to BARDA in late 2013 detailing the completion of the objectives in the initial contract. An In-Process Review Meeting in the first half of 2014 confirmed completion of the proof of concept phase.

In August and December, 2014, BARDA awarded contract options with us worth approximately $14 million. The options allow for continuation of research, regulatory, clinical, and other activities required for approval and completion of a pilot clinical trial using Cytori Cell Therapy (DCCT-10) for the treatment of thermal burns combined with radiation injury.  The award for conducting the pilot trial, approximately $8 million, would follow FDA approval of the trial protocol and associated documentation.  Once the pilot trial is analyzed, the final phase would include research, regulatory, and clinical activities necessary to achieve regulatory clearances for treatment of combined injury involving thermal burn and radiation exposure.  A pivotal clinical trial of Cytori Cell Therapy (DCCT-10) for thermal burn injury would be the primary basis for FDA approval. The total award is intended to support all clinical, preclinical, regulatory, and technology development activities needed to complete the FDA approval process for use in thermal burn injury under a device-based PMA regulatory pathway.

Other Clinical Indications

In 2014, we truncated enrollment at 31 patients in the U.S. ATHENA trials for chronic heart failure as a result of a variety of enrollment delays.. The company intends to review 6 and 12 month data in 2015 and with the analysis, determine if further development work in the cardiovascular area is warranted. In addition to the Company-sponsored clinical work on the ATHENA trial, Cytori Cell Therapy (OICH-D3) is available on a limited commercial basis for vascular conditions in several countries outside of North America.

Another therapeutic target under evaluation is stress urinary incontinence in men following removal of the prostate gland (radical prostatectomy), which is based on positive data reported in a peer reviewed journal.  A study is currently being planned in Japan and anticipated to begin this year. This study will receive substantial support from Japan’s Ministry of Health, Labour and Welfare (MHLW).

Sales & Marketing

Cytori Cell TherapyTM

A majority of Cytori’s product revenue in 2014 was derived from Japan. New cell therapy regulations in Japan, may reduce regulatory uncertainties and provide greater clarity for the Company moving forward.  Besides revenue, these sales provide strategic value for us through the investigator relationships that are built, clinical data that is compiled and the global visibility generated.  In Europe, Celution® System has CE mark approval for select indications.  Our European customers include hospitals and clinics as well as researchers performing investigator-initiated and funded studies.

Cytori Cell and Tissue Banking

We currently market Cytori Cell and Tissue Banking to hospitals, clinics, tissue banks, and stem cell banking companies worldwide through a combination of distributors and direct sales. The solution encompasses three configurations that are available on a regionally specific basis: cell banking, cell and adipose tissue banking, or adipose tissue banking alone. We remain responsible for manufacturing and sourcing all necessary equipment, including but not limited to cryopreservation chambers, cooling and thawing devices, cell banking protocols and the proprietary software and database application.

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of geographical concentration of sales.

Customers

In Japan, Europe, Middle East, Asia-Pacific, and Latin America we offer Cytori Cell Therapy and Cytori Cell and Tissue Banking through direct sales reps, distributors, and partners, including Lorem Vascular Pty. Ltd. (Lorem Vascular), hospitals, clinics, and researchers performing investigator-initiated and funded studies.

Manufacturing and Raw Materials

Our products are currently manufactured at the Company’s headquarters in San Diego, CA and in Wales, United Kingdom. Our manufacturing capabilities are expected to enable us to meet anticipated demand in 2015. We are, and the manufacturer of any future therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacturer of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities, such as our Notified Body in Europe.

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

With the growing number of companies working in the cell therapy field, we are forced to compete across several areas, including equity and capital, clinical trial sites, enrollment of patients in clinical trials, corporate partnerships, skilled and experienced personnel and commercial market share. Some of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources than we do. We cannot with any accuracy forecast when or if these companies are likely to bring cell therapies to market for indications such as scleroderma, osteoarthritis, and thermal burns which we are also pursuing.

Companies researching and developing cell-based therapies for our lead indications include, but are not limited to,  Aastrom Biosciences, Arteriocyte,  Cellular Biomedicine Group, GID Group, Medistem, Mesoblast, Osiris, Regeneus, Stempeutics,  Tissue Genesis and Vericel. These companies are in various stages of clinical development for their respective cell therapies. In addition, we are aware of several surgeons who are performing autologous fat transfers using manual methods, some of whom enrich the fat with autologous adipose-derived cells.   In 2014 the FDA released several guidances which are anticipated to limit the availability of non-FDA approved cell therapies including those derived from adipose tissue.  FDA has issued specific guidance on the use of cells from adipose tissue.  Specifically, FDA has indicated that the process of separating the stromal vascular fraction from adipose tissue is considered a regulated process and such cells are considered drugs that would need FDA oversight prior to use on humans.  It is these same stromal vascular cells that are produced by the Celution device.  Since Cytori has previously initiated a regulatory pathway with FDA that is consistent with this new public announcement (PMA pathway for Celution System), the regulatory impact to Cytori is minimal and confirmatory in nature.  However, the regulatory impact for Cytori competitors is unknown as the full impact of these new FDA guidelines are not known.

 We expect to compete based on, among other things, the clinical safety, clinical efficacy, regulatory approvals, and cost effectiveness of our solutions.  We also believe the newly announced FDA policies on the selection of stromal vascular fraction cells from adipose cells are favorable for Cytori Celution System given the fact that Cytori had previously initiated a regulatory pathway that is consistent with these new FDA announcements.

Research and Development

Research and development expenses were $15,105,000, $17,065,000 and $13,628,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  These expenses have supported the basic research, product development and clinical activities necessary to bring our products to market.

Our research and development efforts in 2014 focused predominantly on the following areas:

•	Supported enrollment in the ATHENA and ATHENA II trials;

•	Supported ongoing preclinical and other research activities towards BARDA contract milestones;

•	Continued patient follow-up and data analysis from the European ADVANCE trial assessing the effect of Cytori Cell Therapy compared to a placebo control in patients with chronic myocardial ischemia;

•	Supported FDA submission and approval of the STAR (scleroderma) and ACT-OA (osteoarthritis) trials;

•	Prepared and submitted multiple regulatory filings in the United States, Europe, Japan, and other regions related to various cell and tissue processing systems under development;

•	Developed new configurations and expanded functionality of our Celution® platform to address the current Japan approval as a medical device (Japan Class I) and other markets;

•	Conducted adipose derived regenerative cells (ADRC) viability and transport studies in support of clinical trial requirements;

•	Conducted, presented, and published research efforts related to ADRC characterization and potency to further establish scientific leadership in the field; and

•	Continued to optimize and develop the Celution® System family of products and next-generation devices, single-use consumables and related instrumentation.

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

To protect our proprietary medical technologies, including the Celution® System platform and other scientific discoveries, Cytori has over 75 issued patents worldwide. We have 22 issued U.S. patents and 54 issued international patents. Of the 22 issued U.S. patents, 3 were issued in 2014. Of the 54 issued international patents, 6 were issued 2014. In addition, we have over 45 patent applications pending worldwide related to our technology. We are seeking additional patents on methods and systems for processing adipose-derived stem and regenerative cells, on the use of adipose-derived stem and regenerative cells for a variety of therapeutic indications, including their mechanisms of actions, on compositions of matter that include adipose-derived stem and regenerative cells, and on other scientific discoveries. We are also the exclusive, worldwide licensee of the Regents of the University of California’s rights to a portfolio related to isolated adipose derived stem cells, which includes one US patent and twelve foreign patents.

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

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or infringing of third party claims. For many of our pending applications, patent interference proceedings may be instituted with the U.S. Patent and Trademark Office (USPTO) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.  Third parties can file post-grant proceedings in the USPTO. Seeking to have issued patent invalidated, within nine months of issuance. This means that patents undergoing post-grant proceedings may be lost, or some or all claims may require amendment or cancellation, if the outcome of the proceedings is unfavorable to us. Post-grant proceedings are complex and could result in a reduction or loss of patent rights.

Patent law outside the United States is uncertain and in many countries is currently undergoing review and revisions. The laws of some countries may not protect our proprietary rights to the same extent as the laws of the United States. Third parties may attempt to oppose the issuance of patents to us in foreign countries by initiating opposition proceedings. Opposition proceedings against any of our patent filings in a foreign country could have an adverse effect on our corresponding patents that are issued or pending in the U.S. It may be necessary or useful for us to participate in proceedings to determine the validity of our patents or our competitors’ patents that have been issued in countries other than the United States. This could result in substantial costs, divert our efforts and attention from other aspects of our business, and could have a material adverse effect on our results of operations and financial condition. We currently have pending patent applications or issued patents in Europe, Brazil, Mexico, India, Russia, Australia, Japan, Canada, China, Korea, and Singapore, among others.

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

Specifically, regulation of the Celution® System in Europe and the U.S. for use in cardiovascular disease requires that we conduct clinical trials to collect safety and efficacy data to support marketing approvals. We have completed a pilot study in Europe for acute myocardial infarction. We completed a pilot study for chronic myocardial ischemia in Europe and based on the data are seeking a limited approval in Europe. In the U.S., we are currently following 31 patients in the ATHENA trials for refractory heart failure under the device regulations via the PMA pathway.

Summary of Celution®System Family Regulatory Status

Region	Clinical Applications	Regulatory Status

Japan	Cell Banking	Approved
	Celution® Centrifuge, Celbrush, Puregraft Bag and select components.	Class I Notification

Europe	Celution® 800 and Celution One: Cell Processing for re-implantation or re-infusion into same patient (General Processing)	CE Mark
	Celution® 800 and Celution One: Breast reconstruction, healing of Crohn’s wounds and other cosmetic procedures	CE Mark
	Celution® 800: Cryptoglandular fistula, tissue ischemia and other soft tissue procedures	CE Mark
	Intravase® for use with Celution® 800	CE Mark
	Cell Concentration	CE Mark
	Celution® One cosmetic and reconstructive surgery claims	CE Mark

U.S.	Osteoarthritis	ACT-OA trial being initiated
U.S.	Scleroderma	STAR (full IDE approval granted in January 2015)
U.S.	Refractory Heart Failure	ATHENA and ATHENA II IDE trial underway
Australia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft, Instrument Sets	ARTG Certificate
Croatia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft	Approval Certificated from the Croatia Agency for Medicinal Products and Medical Devices

New Zealand	Celution 800, Puregraft, Instrument Sets	WAND Registered
Russia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft	Roszdravnadzor Certificate (Federal Service for Control of Healthcare and Social Development)
Serbia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft	ALIMS (Medicines and Medical Devices Agency of Serbia)
Singapore	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction), Puregraft	HSA approved, SMDR Registered

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

Employees

As of December 31, 2014, we had 78 full-time employees. These employees are comprised of 12 employees in manufacturing, 30 employees in research and development, 13 employees in sales and marketing and 23 employees in management, finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

Corporate Information and Web Site Access to SEC Filings

We were initially formed as a California general partnership in July 1996, and incorporated in the State of Delaware in May 1997. We were formerly known as MacroPore Biosurgery, Inc., and before that as MacroPore, Inc. Our corporate offices are located at 3020 Callan Road, San Diego, CA  92121. Our telephone number is (858) 458-0900. We maintain an Internet website at www.cytori.com. Through this site, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). In addition, we publish on our website all reports filed under Section 16(a) of the Securities Exchange Act by our directors, officers and 10% stockholders. These materials are accessible via the Investor Relations—Reports and Filings section of our website within the “SEC Filings” link. Some of the information is stored directly on our website, while other information can be accessed by selecting the provided link to the section on the SEC website, which contains filings for our company and its insiders.

The public can also obtain any documents that we file with the SEC at http://www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Our Business

We will need to raise more cash in the future

We have almost always had negative cash flows from operations. Our business will continue to result in a substantial requirement for research and development expenses for several years, during which we may not be able to bring in sufficient cash and/or revenues to offset these expenses. We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations to profitability. We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the very near future.

To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, our ability to raise capital was adversely affected once FDA put a hold on our Athena trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding. We expect to continue to utilize our cash and cash equivalents to fund operations at least through June of 2015, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement.

We have been placing, and will continue to place, significant effort into restructuring our current Loan Agreement with Oxford Finance LLC and Silicon Valley Bank, and raising additional capital that will provide adequate capital resources to allow us to continue to fund our future operations.   Based on our cash and cash equivalents on hand of approximately $15 million at December 31, 2014, and our minimum liquidity requirements of the Loan Agreement that require us to make principal and interest payments of $1,003,000 per month beginning in April 2015 and our obligation to maintain at least three months of cash on hand, we must raise additional capital and/or  obtain a waiver or restructure our Loan Agreement on or before May 2015 to avoid an event of default under our Loan Agreement. If we are unable to avoid an event of default under the Loan Agreement the lender would have the right to cause the outstanding loan amount of approximately $27 million to become immediately due and payable.  Our financing plans include pursuing additional cash through strategic corporate partnerships, licensing, sales of equity, and refinancing of our Loan Agreement or modify the terms of the existing Loan Agreement. While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us.  There is also no guarantee that that we will be able to refinance our existing debt, or that our lender would agree to a modification of the Loan Agreement on terms that are acceptable to us.  If our efforts to obtain sufficient additional funds are not successful, in addition to the lender’s ability to cause the loan amount to be immediately due and payable, we would at a minimum be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals. In addition, the indebtedness under our Loan Agreement is secured by a security interest in substantially all of our existing and after-acquired assets, including our intellectual property assets, and therefore, if we are unable to repay such indebtedness, the lenders could foreclose on these assets, which would, at a minimum, have a severe material adverse effect on our ability to operate our business.

In addition to the funding sources previously mentioned, we continue to seek additional capital through product revenues, strategic transactions, IP licensing, and State and Federal development programs, including additional funding opportunities though our current BARDA contract.

Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity

On June 28, 2013 we entered into our Loan Agreement with Oxford Finance LLC and Silicon Valley Bank (together, the “Lenders”), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (“Term Loan”), subject to the terms and conditions set forth in the Loan Agreement.  The Term Loan accrues interest at a fixed rate of 9.75% per annum.  Pursuant to the Loan Agreement, we were required to make interest only payments through July 1, 2014.  On September 19, 2014, we entered into a letter agreement with the Lenders (the “Letter Agreement”) pursuant to which we received a waiver of compliance with the Loan Agreement through October 31, 2014.  On June 5, 2014 we entered into a First Amendment to the Loan Agreement which modified the definition of Permitted Investments to allow the Company to establish and invest up to $500,000 per year in its wholly owned Subsidiary in the United Kingdom (Cytori Ltd.).  On September 29, 2014 we entered into a Second Amendment to the Loan Agreement with the Lenders wherein we were provided a conditional waiver of principal payments subject to meeting certain capital raise requirements, which we achieved in October 2014. Pursuant to the Second Amendment to the Loan Agreement we obtained a deferral of principal payments from November 1, 2014 through April 1, 2015 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments (of approximately$1,003,000) sufficient to amortize the Term Loans through the maturity date.

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

In addition, the indebtedness under our Loan Agreement is secured by a security interest in substantially all of our existing and after-acquired assets, including our intellectual property assets, and therefore, if we are unable to repay such indebtedness, the Lenders could foreclose on these assets, which would, at a minimum, have a severe material effect on our ability to operate our business.

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital

On October 30, 2014 we received a letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). Subsequently we regained compliance with this listing rule and the matter was closed by Nasdaq. If we were not able to regain compliance within the 180 day time period prescribed by Nasdaq, or if we were to fall out of compliance with this rule once again , and if it appears to the Nasdaq Staff that we would not be able to cure the deficiency in a timely manner, or if we are then otherwise not eligible, Nasdaq would provide us notice that our common stock is subject to delisting.

On November 20, 2014 we received a second letter from Nasdaq indicating that, based upon the Market Value of Listed Securities (MVLS) for our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum MVLS of $50,000,000, as set forth in Nasdaq Listing Rule 5450(b)(2)(a). Subsequently we regained compliance with this listing rule and the matter was closed by Nasdaq. If we were not able to regain compliance, or if we were to fall out of compliance with this rule once again, and we were not able to regain compliance within 180 calendar days, then we may be subject to delisting, or be forced to transfer to a less desirable trading market within Nasdaq.

There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or the MVLS requirement, or maintain compliance with the other listing requirements, or that we will be eligible for listing on any comparable trading market. The effects of losing the Nasdaq listing could materially harm our ability to raise additional capital.

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

We have never been profitable on an operational basis and expect significant operating losses for at least the next one to two years

We have incurred net operating losses in each year since we started business. As our focus on Cytori Cell Therapy, the Celution® System platform and development of therapeutic applications for Cytori Cell Therapy has increased, losses have resulted primarily from expenses associated with research and development activities and general and administrative expenses. While we have implemented and continue implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and that recurring operating expenses will be at high levels for at least the next one to two years, in order to perform clinical trials, additional pre-clinical research, product development, and marketing. As a result of our historic losses, we have been, and are likely to continue to be, reliant on raising outside capital to fund our operations.

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

The development and manufacture of current and future generation Celution® System devices is important to us

We must continue to develop and manufacture both the current and future generation Celution® System devices. If we are not successful in further development of the current and future generation Celution® System devices, we may not be able to compete successfully in the marketplace (technology risk), and if we experience disruptions and/or delays in our production of these devices as required by the marketplace, our operations and commercialization efforts (clinical, regulatory and/or commercial sales) would be harmed (manufacturing risk).

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

Our Operating results and stock price can be volatile

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced biotech and medical device fields. From time to time, we have tried to update our investors’ expectations as to our operating results by periodically announcing financial guidance. However, we have in the past been forced to revise or withdraw such guidance due to lack of visibility and predictability of product demand. Our stock price has a history of significant volatility, which may harm our ability to raise additional capital and may cause an investment in our company to be unsuitable for some investors.

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

We expect physicians’ inertia and skepticism to also be a significant barrier as we attempt to gain market penetration with our future products. We believe we will continue to need to finance lengthy time-consuming clinical studies to provide evidence of the medical benefit of our products and resulting therapies in order to overcome this inertia and skepticism particularly in reconstructive surgery, cell preservation, osteoarthritis, scleroderma, cardiovascular indications and others.

Many potential applications of our technology are pre-commercialization, which subjects us to development and marketing risks

We are in a relatively early stage of the path to commercialization with many of our products. We believe that our long-term viability and growth will depend in large part on our ability to develop commercial quality cell processing devices and useful procedure-specific consumables, and to establish the safety and efficacy of our therapies through clinical trials and studies. With our Cytori Cell Therapy, we are pursuing new approaches for therapies for osteoarthritis, scleroderma, cardiovascular disease, burns, soft tissue defects, reconstructive surgery, preservation of stem and regenerative cells for potential future use, and other conditions.  There is no assurance that our development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.

There is no proven path for commercializing Cytori Cell Therapy in a way to earn a durable profit commensurate with the medical benefit. Although we began to commercialize our reconstructive surgery products in Europe and certain Asian markets, and our cell banking products in Japan, Europe, and certain Asian markets in 2008, additional market opportunities for many of our products and/or services may not materialize for a number of years.

Successful development and market acceptance of our products is subject to developmental risks, including failure of inventive imagination, ineffectiveness, lack of safety, unreliability, failure to receive necessary regulatory clearances or approvals, high commercial cost, preclusion or obsolescence resulting from third parties’ proprietary rights or superior or equivalent products, competition from copycat products, and general economic conditions affecting purchasing patterns. There is no assurance that we or our partners will successfully develop and commercialize Cytori Cell Therapy, or that our competitors will not develop competing technologies that are less expensive or superior. Failure to successfully develop and market Cytori Cell Therapy would have a substantial negative effect on our results of operations and financial condition.

If any party to a key collaboration partnership fails to perform material obligations under our agreements, or any other collaboration agreement, or if such agreements are terminated for any reason, our business could significantly suffer

We have entered into collaboration agreements under which we may receive future payments in the form of milestone payments, maintenance fees and royalties. We are dependent on our collaborators to commercialize Cytori Cell Therapy in certain countries in order for us to realize any financial benefits from these collaborations. Our collaborators may not devote the attention and resources to such efforts to be successful. In addition, in the event that a party fails to perform under a key collaboration agreement, or if a key collaboration agreement is terminated, the reduction in anticipated revenues could delay or suspend our commercialization efforts in certain countries. Specifically, the termination of a key collaboration agreement by one of our collaborators could materially impact our ability to enter into additional collaboration agreements with new collaborators on favorable terms.

If we or our distributors or collaborators fail to comply with regulatory requirements applicable to the development, manufacturing, and marketing of our products, regulatory agencies may take action against us or them, which could significantly harm our business

Our products and product candidates, along with the clinical development process, the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA, state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, our distributors and collaborators and our and their respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of products, required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our distributors and collaborators and our and their respective contractors, suppliers and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

We must rely on the performance of Lorem Vascular for the commercialization of our products in China, Hong Kong, Singapore, Malaysia and Australia

Lorem Vascular is the exclusive licensee for our products in China, Hong Kong, Singapore, Malaysia and Australia, and while we will be strongly supportive to their efforts, they are responsible for obtaining regulatory approvals, market development and sales in these countries. Lorem Vascular is also a relatively new company and as such will be required to develop the expertise, personnel and relationships in each of these countries required to successfully market and sell our products.  We cannot guarantee that Lorem Vascular will make the investments required to be successful in these countries. We cannot guarantee that the necessary regulatory approvals can be obtained, and we cannot guarantee that our products will be successful in these markets even if advantageous market regulatory approvals are obtained.  Further, to the extent Lorem fails to comply with any regulations applicable to its marketing and commercialization of our products, we cannot assure you that regulators might not try to hold us responsible for such activities if they believe we somehow facilitated or were otherwise responsible for Lorem’s actions.

To the extent any of our customers fail to use our products in compliance with applicable regulations, regulators could try to hold us responsible if they believe we facilitated or were otherwise somehow responsible for our customer's non-compliance

We sell our products in many markets. Many of these markets have different, and in some cases less burdensome, regulatory schemes applicable to our products. To the extent any of our customers, whether inside or outside the U.S., use or further market our products for unapproved uses in their home market or in other markets or in a way that does not otherwise comply with applicable laws, there is a risk that regulators could try to hold us responsible for any such non-compliance. For example, we sell products to customers outside the U.S.  To the extent any of our customers use or further market our products in their home market in a way that does not comply with applicable local regulations, regulators could try to hold us responsible if they believe we facilitated or were otherwise responsible for the customers actions. While we take measures in an effort to protect us against these types of risks, we cannot ensure you that such measures would prevent us from becoming subject to any such claims.

Market acceptance of new technology such as ours can be difficult to obtain

New and emerging cell therapy and cell banking technologies, such as those provided by the Cytori Cell Therapy family of products, may have difficulty or encounter significant delays in obtaining market acceptance in some or all countries around the world due to the novelty of our cell therapy and cell banking technologies. Therefore, the market adoption of our Cytori Cell Therapy and cell banking technologies may be slow and lengthy with no assurances that significant market adoption will be successful. The lack of market adoption or reduced or minimal market adoption of our cell therapy and cell banking technologies may have a significant impact on our ability to successfully sell our product(s) into a country or region.

Future clinical trial results may differ significantly from our expectations

While we have proceeded incrementally with our previous clinical trials in an effort to gauge the risks of proceeding with larger and more expensive trials, such as in previous cardiac trials in Europe, and our ATHENA I and ATHENA II feasibility trial in heart failure due to ischemic heart disease, we cannot guarantee that we will not experience negative results in larger and much more expensive clinical trials than we have conducted to date. Poor results, unanticipated events or other complications in our clinical trials could result in substantial delays in commercialization, substantial negative effects on the perception of our products, and substantial additional costs. These risks are increased by our reliance on third parties in the performance of many of the clinical trial functions, including the clinical investigators, hospitals, CROs, and other third party service providers.

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

•	clinical results may not meet prescribed endpoints for the studies or otherwise provide sufficient data to support the efficacy of our products;
•	clinical and nonclinical test results may reveal side effects, adverse events or unexpected safety issues associated with the use of our products;
•	regulatory review may not find a product safe or effective enough to merit either continued testing or final approval;
•	regulatory review may not find that the data from preclinical testing and clinical trials justifies approval;
•	regulatory authorities may require that we change our studies or conduct additional studies which may significantly delay or make continued pursuit of approval commercially unattractive;
•	a regulatory agency may reject our trial data or disagree with our interpretations of either clinical trial data or applicable regulations;
•	the cost of clinical trials required for product approval may be greater than what we originally anticipate, and we may decide to not pursue regulatory approval for such a product;
•	a regulatory agency may identify problems or other deficiencies in our existing manufacturing processes or facilities, or the existing processes or facilities of our collaborators, our contract manufacturers or our raw material suppliers;
•	a regulatory agency may change its formal or informal approval requirements and policies, act contrary to previous guidance, adopt new regulations or raise new issues or concerns late in the approval process;

•	a product candidate may be approved only for indications that are narrow or under conditions that place the product at a competitive disadvantage, which may limit the sales and marketing activities for such products or otherwise adversely impact the commercial potential of a product; or
•	a regulatory agency may ask the company to put a clinical study on hold pending additional safety data; there is no guarantee that the company will be able to satisfy the regulator agencies requests in a timely manner, which can lead to significant uncertainty in the completion of a clinical study.

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

Competitors or third parties may infringe on or upon our patents. We may be required to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or that the third party’s technology does not in fact infringe upon our patents. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Litigation may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries outside the U.S. where patent rights may be more difficult to enforce. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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

Medical devices are also subject to post-market reporting requirements for deaths or serious injuries when the device may have caused or contributed to the death or serious injury, and for certain device malfunctions that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. If safety or effectiveness problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing and promotion of devices for indications or uses that have not been cleared or approved by the FDA.  While we believe that our current activities are in compliance with FDA regulations relating to marketing and promotion, if regulators were to determine that our commercialization efforts, or those of our distributors, collaborators or customers, involve improper marketing and promotion of our products in violation of FDA regulations, our business could be substantially negatively affected.

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

To sell in international markets, we will be subject to regulation in foreign countries

In cooperation with our distribution and collaborative partners, we intend to market our current and future products both domestically and in many foreign markets. A number of risks are inherent in international transactions. In order for us to market our products in Europe, Canada, Japan and certain other non-U.S. jurisdictions, we need to obtain and maintain required regulatory approvals or clearances and must comply with extensive regulations regarding safety, manufacturing processes and quality. These regulations, including the requirements for approvals or clearances to market, may differ from the FDA regulatory scheme. International sales also may be limited or disrupted by political instability, price controls, trade restrictions and changes in tariffs. Additionally, fluctuations in currency exchange rates may adversely affect demand for our products by increasing the price of our products in the currency of the countries in which the products are sold.

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

Anticipated or unanticipated changes in the way or manner in which the FDA or other regulators regulate products or classes/groups of products can delay, further burden, or alleviate regulatory pathways that were once available to other products. There are no guarantees that such changes in FDA’s or other regulators’ approach to the regulatory process will not deleteriously affect some or all of our products or product applications.

We may have difficulty obtaining health insurance reimbursement for our products

New and emerging cell therapy and cell banking technologies, such as those provided by the Cytori Cell Therapy family of products, may have difficulty or encounter significant delays in obtaining health care reimbursement in some or all countries around the world due to the novelty of our cell therapy and cell banking technology and subsequent lack of existing reimbursement schemes/pathways. Therefore, the creation of new reimbursement pathways may be complex and lengthy with no assurances that such reimbursements will be successful. The lack of health insurance reimbursement or reduced or minimal reimbursement pricing may have a significant impact on our ability to successfully sell our cell therapy and cell banking technology product(s) into a county or region, which would negatively impact our operating results.

Our concentration of sales in Japan may have negative effects on our business in the event of any crisis in that region

We have operations in a number of regions around the world, including the United States, Japan, and Europe. Our global operations may be subject to risks that may limit our ability to operate our business. We sell our products globally, which exposes us to a number of risks that can arise from international trade transactions, local business practices and cultural considerations, including:

•	political unrest, terrorism and economic or financial instability;
•	unexpected changes and uncertainty in regulatory requirements;
•	nationalization programs that may be implemented by foreign governments;
•	import-export regulations;
•	difficulties in enforcing agreements and collecting receivables;
•	difficulties in ensuring compliance with the laws and regulations of multiple jurisdictions;
•	changes in labor practices, including wage inflation, labor unrest and unionization policies;
•	longer payment cycles by international customers;
•	currency exchange fluctuations;
•	disruptions of service from utilities or telecommunications providers, including electricity shortages;
•	difficulties in staffing foreign branches and subsidiaries and in managing an expatriate workforce, and differing employment practices and labor issues; and
•	potentially adverse tax consequences.

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

Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer or a significant reduction in the amount of product ordered by any such customer

Our largest customer accounted for 17% of our revenue during the year ended December 31, 2014. Loss of this significant customer or a significant reduction in the amount of product ordered by this customer could adversely affect our revenue, results of operations, and cash flows.

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

The termination or suspension of the BARDA contract could delay and/or adversely affect our business and our ability to further develop our Celution® System

We were awarded the contract with BARDA in September 2012 with the aim to develop a new countermeasure for a combined injury involving thermal burn and radiation exposure which would be useful following a mass-casualty event.  The cost-plus-fixed-fee contract was valued at up to $106 million, with a guaranteed base period of approximately $4.7 million which included preclinical research and the acceleration of our ongoing development of the Celution® cell processing System (the Celution® System).

On August 13, 2014, we and BARDA amended the contract exercising Option 1 to perform research, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of the Celution System in thermal burn injury, amended the Statement of Work and reorganized the contract options. The total cost plus fixed fee for the performance of Option 1 was up to approximately $12.1 million.  In December 2014, we executed an amendment to the August 2014 contract option to fund continued investigation and development of Cytori Cell Therapy for use in thermal burn injuries , which increased the option extension to $14.1 million. The revised Option 2 consists of execution of the pilot clinical study, regulatory, and other tasks for a cost plus fixed fee of up to $8.3 million.  The revised Option 3 consists of clinical, regulatory, and other tasks for completion of a pivotal clinical trial leading to FDA approval for use of the Celution System in thermal burn injury, for a cost plus fixed fee of up to $45.5 million. The revised Option 4 consists of R&D, clinical, regulatory and other tasks required to develop and obtain FDA clearance for other characteristics suitable for use in thermal burn injury following a mass casualty event, for a cost plus fixed fee of up to $23.4 million.

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

The DHHS and the DCAA also review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a contract will not be reimbursed, while such costs already reimbursed must generally be repaid. If an audit identifies improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including, but not limited to:

•	termination of contracts;
•	forfeiture of profits;
•	suspension of payments;
•	fines; and
•	suspension or prohibition from conducting business with the U.S. Government.

Material weakness in our internal control over financial reporting have occurred in the past and could occur in the future

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2013, which may have adversely affected investor confidence in us and, as a result, the value of our common stock. While no such material weakness was identified for the year ended December 31, 2014, we cannot assure you that additional material weaknesses will not be identified in the future.

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

If we are unable to effectively remediate any material weaknesses in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

Future sales of our common stock may depress our share price

As of December 31, 2014, we had 99,348,377 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline.  We may also sell additional common stock or securities convertible into or exercisable or exchangeable for common stock in subsequent public or private offerings or other transactions, which may adversely affect the market price of our common stock.

We have granted demand registration rights for the resale of certain shares of our common stock to each of Astellas Pharma Inc. and Green Hospital Supply, Inc. pursuant to common stock purchase agreements previously entered into with each of these stockholders. An aggregate of 4,428,571 shares of our common stock are subject to these demand registration rights. If we receive a written request from any of these stockholders to file a registration statement under the Securities Act covering its shares of unregistered common stock, we are required to use reasonable efforts to prepare and file with the SEC within 30 business days of such request a registration statement covering the resale of the shares for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act.

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

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease 77,585 square feet at 3020 and 3030 Callan Road, San Diego, California that we use for our corporate headquarters and manufacturing facilities. The related lease agreement, as amended, bears monthly rent at a rate of $1.80 per square foot, with annual increase of $0.05 per square foot. The lease term is 88 months, commencing on July 1, 2010 and expiring on October 31, 2017. We received a 50% rent abatement for an additional 17,467 square feet through March of 2014 along with a tenant improvement allowance. Additionally, we entered into several lease agreements for international office locations. For these properties, we pay an aggregate of approximately $185,000 in rent per month.

Item 3.	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of December 31, 2014, we were not a party to any material legal proceeding.

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

Common Stock

	High	Low
2013
Quarter ended March 31, 2013	$3.16	$2.31
Quarter ended June 30, 2013	$2.89	$2.20
Quarter ended September 30, 2013	$2.87	$2.09
Quarter ended December 31, 2013	$3.93	$2.00

2014
Quarter ended March 31, 2014	$3.47	$2.44
Quarter ended June 30, 2014	$2.88	$2.14
Quarter ended September 30, 2014	$2.52	$0.66
Quarter ended December 31, 2014	$0.70	$0.36

All of our outstanding shares have been deposited with the Depository Trust & Clearing Corporation (DTCC) since December 9, 2005.

As of February 28, 2015, we had approximately 20 record holders of our common stock.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock and do not anticipate paying any in the foreseeable future. Furthermore, our Loan Agreement with the Lenders currently prohibits our issuance of cash dividends on common stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	415,905	$4.98	—

Equity compensation plans not approved by security holders (2)	8,614,566	$3.88	—

Equity compensation plans not approved by security holders (3)	278,000	$1.31	3,697,000
Total	9,308,471	$3.85	3,697,000

(1)	The 1997 Stock Option and Stock Purchase Plan expired in October 2007.
(2)	The 2004 Stock Option and Stock Purchase Plan expired in August 2014.
(3)	See Notes to the Consolidated Financial Statements included elsewhere herein for a description of our 2014 Equity Incentive Plan.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index during the period from December 31, 2009 through December 31, 2014. The performance shown is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

The selected data presented below under the captions “Statements of Operations Data,” “Statements of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2014, are derived from, and should be read in conjunction with, our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2014, which have been audited by KPMG LLP, an independent registered public accounting firm, and their report thereon, are included elsewhere in this annual report. The consolidated balance sheets as of December 31, 2012, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, which were also audited by KPMG LLP, are included with our annual reports previously filed.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands except share and per share data):

	2014	2013	2012	2011	2010
Statements of Operations Data:
Product revenues:
Sales to related party	$—	$1,845	$—	$—	$590
Sales to third parties	4,953	5,277	8,709	7,983	7,664
	4,953	7,122	8,709	7,983	8,254

Cost of product revenues	2,940	3,421	4,000	3,837	3,908
Gross profit	2,013	3,701	4,709	4,146	4,346

Development revenues:
Development, related party	—	638	2,882	1,992	2,122
Development	—	1,179	2,529	—	—
Government contracts and other	2,645	3,257	381	21	251
	2,645	5,074	5,792	2,013	2,373
Operating expenses:
Research and development	15,105	17,065	13,628	10,904	9,687
Sales and marketing	6,406	9,026	9,488	13,560	11,040
General and administrative	15,953	16,031	15,672	14,727	12,570
Change in fair value of warrants	(369)	(418)	(209)	(4,360)	(1,285)
Change in fair value of option liabilities	—	(2,250)	340	740	30
Total operating expenses	37,095	39,454	38,919	35,571	32,042
Total operating loss	(32,437)	(30,679)	(28,418)	(29,412)	(25,323)

Other income (expense):
Gain/loss on asset disposal	42	(257)	—	—	—
Loss on debt extinguishment	—	(708)	—	—	—
Interest income	6	4	4	9	9
Interest expense	(4,371)	(3,396)	(3,386)	(2,784)	(2,052)
Other income (expense), net	(608)	(438)	(314)	(55)	23
Gain on Puregraft divestiture	—	4,453	—	—	—
Gain on previously held equity interest in JV	—	4,892	—	—	—
Equity loss in investments	—	(48)	(165)	(209)	(151)
Net loss	$(37,368)	$(26,177)	$(32,279)	$(32,451)	$(27,494)
Beneficial conversion feature for convertible preferred stock	(1,169)	—	—	—	—
Net loss allocable to common stockholders	$(38,537)	$(26,177)	$(32,279)	$(32,451)	$(27,494)
Basic and diluted net loss per share allocable to common stockholders	$(0.48)	$(0.39)	$(0.55)	$(0.61)	$(0.60)
Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	80,830,698	67,781,364	58,679,687	53,504,030	45,947,966

Statements of Cash Flows Data:
Net cash used in operating activities	$(30,330)	$(34,563)	$(32,193)	$(35,323)	$(23,574)
Net cash provided by(used in) investing activities	(1,343)	3,686	(1,204)	(560)	(1,290)
Net cash provided by financing activities	30,874	20,772	22,192	20,137	64,678
Effect of exchange rate changes on cash and cash equivalents	(85)	(106)	—	—	—
Net (decrease) increase in cash	(884)	(10,211)	(11,205)	(15,746)	39,814
Cash and cash equivalents at beginning of year	15,506	25,717	36,922	52,668	12,854
Cash and cash equivalents at end of year	$14,622	$15,506	$25,717	$36,922	$52,668

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,622	$15,506	$25,717	$36,922	$52,668
Working capital	5,769	9,671	16,366	35,516	45,730
Total assets	38,719	42,060	43,250	51,534	66,347
Deferred revenues, related party	—	—	638	3,520	5,512
Deferred revenues	112	212	2,635	5,244	4,929
Warrant liabilities, long-term	9,793	—	—	627	4,987
Option liabilities	—	—	2,250	1,910	1,170
Long-term deferred rent	558	710	756	504	398
Long-term obligations, less current portion	18,041	23,100	12,903	21,962	13,255
Total stockholders’ (deficit) equity	$(5,702)	$3,132	$6,455	$9,946	$22,873

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company dedicated to the development of novel treatments and devices for a range of disorders using cells as a key part of the therapy. We are presently focused on developing our primary product, Cytori Cell Therapy, for patients with scleroderma hand dysfunction, orthopedic disorders, cardiovascular disease, urinary incontinence and thermal burns combined with radiation injury. We are actively investigating broadening the use of our technology platform into other areas as well, through internal research and that of our partners.

Cytori Cell Therapy consist of a heterogeneous population of specialized cells including stem cells that are involved in response to injury, repair and healing. These cells are extracted from an adult patient’s own adipose (fat) tissue using our fully automated, enzymatic, sterile Celution® System devices and consumable sets at the place where the patient is receiving their care (i.e. there is no off-site processing or manufacturing).  Cytori Cell Therapy can either be administered to the patient the same day or banked for future use.  An independent published study has demonstrated that Cytori’s proprietary process results in higher nucleated cell viability, less residual enzyme activity, less processing time, and improved economics in terms of cell progenitor output compared to other semi-automated and automated processes available.

In addition to our targeted therapeutic development, we have continued to upgrade and sell our Celution® System under select medical device clearances to customers developing new therapeutic applications for Cytori Cell Therapy in Europe, Japan, and other regions. The sales enhance the body of clinical feasibility data using our technology that could lead to new indications and intellectual property, contribute to near term marginal profit that partially offset our operating expenses and provide the basis for further partnerships and commercial experience that should facilitate future product revenue growth.

Development Pipeline

The primary therapeutic areas currently in the development pipeline are scleroderma, orthopedics, cardiovascular disease, specifically heart failure due to ischemic heart disease, and the treatment of thermal burns.

In January 2015, the FDA granted unrestricted IDE approval for a pivotal clinical trial, named the ‘STAR’ trial, to evaluate Cytori Cell Therapy as a potential treatment for impaired hand function in scleroderma, a rare autoimmune disease affecting approximately 50,000 patients in the United States. The STAR trial is a 48 week, randomized, double blind, placebo-controlled pivotal clinical trial of 80 patients in the United States. The trial evaluates the safety and efficacy of a single administration of Cytori Cell Therapy in scleroderma patients affecting the hands and fingers. Based on our internal analysis of the clinical and commercial chances of success, we have decided that scleroderma will be our most advanced clinical indication as it is a phase III pivotal study.

In the later part of 2014, we received approval by the FDA to begin a U.S. IDE pilot (phase IIa/b) trial of Cytori Cell Therapy in patients with osteoarthritis of the knee.  The trial, called ACT-OA, is a 90 patient, randomized, double-blind, placebo control study involving two dose escalations of Cytori Cell Therapy, a low dose and a high dose conducted over 48 weeks.  The randomization is 1:1:1 between the control, low dose and high dose groups. The first patient was enrolled in February 2015.

Cardiovascular disease remains a target therapeutic application of Cytori Cell Therapy.  The ATHENA and ATHENA II trial programs sought to evaluate the safety and feasibility of Cytori Cell Therapy in patients with heart failure due to ischemic heart disease.  In 2014, we truncated enrollment at 31 patients in the U.S. ATHENA trials as a result of delays associated with reviews of safety data.  While the trials received FDA approval to proceed, we elected to stop enrollment in order to examine 6 and 12 month data in 2015 and with the analysis, strategically examine further investments in the cardiac program.

Another therapeutic target under evaluation is stress urinary incontinence in men following radical prostatectomy, which is based on positive data reported in a peer reviewed journal.

Cytori Cell Therapy is also being developed for the treatment of thermal burns combined with radiation injury. In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period included $4.7 million over two years and covered preclinical research and continued development of Cytori’s Celution® System to improve cell processing. The additional contract options, if fully executed, could cover our clinical development through FDA approval under a device-based PMA regulatory pathway.

The cost-plus-fixed-fee contract is valued at up to $106 million, with a guaranteed two-year base period of approximately $4.7 million. We submitted reports to BARDA in late 2013 detailing the completion of the objectives in the initial contract. An In-Process Review Meeting in the first half of 2014 confirmed completion of the proof of concept phase.

In August and December, 2014, BARDA awarded to us contract options of $14 million. The options allow for continuation of research, regulatory, clinical, and other activities required for approval and completion of a pilot clinical trial using Cytori Cell Therapy (DCCT-10) for the treatment of thermal burns combined with radiation injury.  The award for conducting the pilot trial, approximately $8 million, would follow FDA approval of the trial protocol and associated documentation.  Once the pilot trial is analyzed, the final phase would include research, regulatory, and clinical activities necessary to achieve regulatory clearances to optimize a treatment for combined injury involving thermal burn and radiation exposure. A pivotal clinical trial of the use of the Cytori Cell Therapy (DCCT-10) for thermal burn injury will be the primary basis of an FDA approval. The total award is intended to support all clinical, preclinical, regulatory, and technology development activities needed to complete the FDA approval process for use in thermal burn injury under a device-based PMA regulatory pathway.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® and StemSource® Cell Banks.

The following table summarizes the components for the years ended December 31, 2014, 2013 and 2012:

	Years ended

	2014	2013	2012

Related party	$—	$1,845,000	$—
Third party	4,953,000	5,277,000	8,709,000

Total product revenues	$4,953,000	$7,122,000	$8,709,000

A majority of our product revenue in 2014 was derived from Japan. With two new regenerative medicine laws in Japan going into effect in November 2014 that removed regulatory uncertainties and provided a clear path for us to offer Cytori Cell Therapy in Japan, we expect continued demand from researchers at academic hospitals seeking to perform investigator-initiated and funded studies.

We experienced a decrease in product revenue during the year ended December 31, 2014 as compared to the same period in 2013, primarily due to decreased activities with our licensee and distributor Lorem Vascular, who purchased the initial stocking order of approximately $1.8M in late 2013 that did not recur in 2014, decreased revenue in Europe of $0.7 million, offset by increased revenues in Japan of approximately $1.0 million.  Revenue deferred in the years ended December 31, 2014, and 2013 was $1.4 million, and $3.6 million, respectively.  There was no comparable revenue deferral in the year ended December 31, 2012.

The future:  We expect to continue to generate product revenues from a mix of Celution® and StemSource® System and consumables sales. We will sell the products to a diverse group of customers in Europe, Asia and North America, who may apply the products towards reconstructive surgery, soft tissue repair, research, aesthetics, and cell and tissue banking as approved in each country. Additionally, as a result of Class I Device Clearance for Celution® and a number of our other products in Japan, we anticipate selling these products to researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori’s Cell Therapy.  As a result of the sale of our Puregraft® product line discussed in note 5 of the consolidated condensed financial statements, we do not expect significant revenues from that product line in the foreseeable future.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the years ended December 31, 2014, 2013 and 2012:

	Years ended

	2014	2013	2012

Cost of product revenues	$2,856,000	$3,338,000	$3,923,000
Share-based compensation	84,000	83,000	77,000
Total cost of product revenues	$2,940,000	$3,421,000	$4,000,000
Total cost of product revenues as % of product revenues	59%	48%	46%

Cost of product revenues as a percentage of product revenues was 59%, 48% and 46% for the years ended December 31, 2014, 2013 and 2012, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, geographic mix and allocation of overhead.  In 2014, we also experienced the impact of the weakness of the Japanese Yen, which resulted in a decrease to our gross profit margin.

The future:  We expect to continue to see variation in our gross profit margin as the product mix comprising revenues fluctuates.

Development revenues

The following table summarizes the components of our development revenues for the years ended December 31, 2014, 2013 and 2012:

	Years ended
	2014	2013	2012

Government contract (BARDA) and other	2,645,000	$3,257,000	381,000
Development (Olympus)	$—	638,000	$2,882,000
Development (Astellas)	—	—	2,529,000
Development (Senko)	—	1,179,000	—

Total development revenues	$2,645,000	$5,074,000	$5,792,000

During the year ended December 31, 2014, we incurred $2,461,000 in qualified expenditures, and recognized a total of $2,645,000 in revenues, which included allowable fees as well as cost reimbursements.  During the year ended December 31, 2013, we incurred $3,053,000 in qualified expenditures, and recognized a total of $3,257,000 in revenues, which included allowable fees as well as cost reimbursements.  During the year ended December 31, 2012, we incurred $331,000 in qualified expenditures, and recognized a total of $355,000 in revenues, which included allowable fees as well as cost reimbursements. The decrease in revenues for the year ended December 31, 2014 as compared to the same period in 2013 is primarily due to the closing of the initial base period and timing of execution of the first contract option in August of 2014, as well as our outsourced animal studies which were largely completed in the second half of 2013 and the first half of 2014.  The increase in revenues for the year ended December 31, 2013 as compared to the same period in 2012 is primarily due to the initial base period beginning in the fourth quarter of 2012.

We recognize deferred revenues, related party, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach). No development revenue was recognized for the year ended December 31, 2014.  During the year ended December 31, 2013, we recognized $638,000 of revenue associated with our arrangements with Olympus as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway. During the year ended December 31, 2012, we recognized $2,882,000 of revenue associated with our arrangements with Olympus Corporation as a result of two remaining milestones for the APOLLO (European pilot safety and feasibility study in patients with acute myocardial infarction) and PRECISE (European pilot safety and feasibility study in patients with chronic myocardial ischemia) clinical trials that were reached upon the completion of all patient follow up procedures and recognition of a regulatory milestone triggered upon us obtaining Class I Device Clearance for Celution® and a number of our other products in Japan.

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

The future:  In August 2014, BARDA exercised Option 1 of the contract, as amended in December 2014, for us to perform research, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of the Cytori Cell Therapy (DCCT-10) in thermal burn injury, amendments to the Statement of Work, and reorganization of the contract options for a total fixed fee of up to $14 million.  We expect approximately half of the work associated with Option 1, as amended, to be completed by the end of 2015.

Research and development expenses

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications as well as the continued development efforts related to our Celution® System.

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, laboratory supplies, pre-clinical and clinical studies.  The following table summarizes the components of our research and development expenses for the years ended December 31, 2014, 2013 and 2012:

	Years ended

	2014	2013	2012

Research and development	$14,527,000	$16,444,000	$12,784,000
Development milestone (Joint Venture)	—	16,000	219,000
Stock-based compensation	578,000	605,000	625,000
Total research and development expenses	$15,105,000	$17,065,000	$13,628,000

Research and development expenses for the year ended December 31, 2014 as compared to the same period in 2013 decreased due to a decrease of $554,000 of supplies and preclinical activity expenses related to the completion of the base period of the BARDA contract, $518,000 in product samples due to decreased enrollment in the ATHENA trials, and $897,000 in depreciation costs related to accelerated depreciation of equipment in 2013 due to the termination of our Joint Venture with Olympus.

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

The future:  We expect research and development expenditures to increase from current levels as we plan to start two clinical trials in 2015;  STAR, a trial for treatment of impaired hand function in scleroderma, and ACT-OA, a trial for the potential treatment for osteoarthritis of the knee.  In addition, we expect increased expenditures due to our development work under our amended Option 1 of the BARDA contract.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the years ended December 31, 2014, 2013 and 2012:

	Years ended

	2014	2013	2012

Sales and marketing	$5,946,000	$8,329,000	$8,764,000
Stock-based compensation	460,000	697,000	724,000
Total sales and marketing	$6,406,000	$9,026,000	$9,488,000

The decrease in sales and marketing expense during the year ended December 31, 2014 as compared to the same period in 2013 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $1,082,000 related to a decrease in headcount of 10 full-time equivalent employees, $577,000 of professional services expenses, $285,000 in travel, and $231,000 in advertising and promotion. These decreases are mostly attributable to the expense reduction initiatives implemented throughout 2014 in our Sales and Marketing organization.

The decrease in sales and marketing expense during the year ended December 31, 2013 as compared to the same period in 2012 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $662,000 due to a decrease in headcount, and a decrease in travel of $168,000, by an increase in professional services of $337,000.

The future:  As we obtain the full benefit of cost curtailment activities implemented through 2014, we expect sales and marketing expenditures to decrease modestly in 2015.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2014, 2013 and 2012:

	Years ended

	2014	2013	2012

General and administrative	$13,974,000	$13,808,000	$13,194,000
Stock-based compensation	1,979,000	2,223,000	2,478,000
Total general and administrative expenses	$15,953,000	$16,031,000	$15,672,000

For the year ended December 31, 2014 as compared to the same period in 2013, the general and administrative expenses (excluding share-based compensation) remained relatively consistent.  However, within general and administrative expenses we had a decrease in salary and related benefits expense (excluding share-based compensation) of $730,000 related to a decrease of headcount of 13 full-time equivalent employees, partially offset by an increase in professional services (which includes legal and consulting services) of $702,000.

For the year ended December 31, 2013 as compared to the same period in 2012, the general and administrative expenses (excluding share-based compensation) increased due to non-cash accounts receivable charges of $1,141,000, an increase in professional services of $301,000 and were offset by reduced labor costs.

The future:  Based on cost curtailment initiatives implemented throughout 2014, we expect general and administrative expenditures to decrease modestly in 2015.

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

The following table summarizes the components of our stock-based compensation for the years ended December 31, 2014, 2013 and 2012:

	Years ended

	2014	2013	2012

Cost of product revenues	$84,000	$83,000	$77,000
Research and development related	578,000	605,000	625,000
Sales and marketing related	460,000	697,000	724,000
General and administrative related	1,979,000	2,223,000	2,478,000
Total stock-based compensation	$3,101,000	$3,608,000	$3,904,000

Most of the share-based compensation expenses for the years ended December 31, 2014, 2013 and 2012 related to the vesting of stock option and restricted stock awards to employees.

The decrease in share-based compensation for the year ended December 31, 2014 as compared to the same period in 2013 is primarily due to the decrease in headcount of 37 full-time equivalent employees, the stock price decrease experienced in 2014 and share-based compensation expense reversals due to option cancellations.  See Note 16 to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of share-based compensation.

The decrease in share-based compensation for the year ended December 31, 2013 as compared to the same period in 2012 is primarily due to restricted stock awards granted to our executive team during 2012.  See Note 16 to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of share-based compensation.

The future.  We expect to continue to grant options and stock awards to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of December 31, 2014, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $3,944,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.77 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of warrant liability for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,

	2014	2013	2012

Change in fair value of warrant liability	$(369,000)	$(418,000)	$(209,000)

The change in fair value of our warrant liability for the year ended December 31, 2014, is due to warrants issued in connection with this issuance of Series A 3.6% Convertible Preferred Stock in October 2014, as well as warrants re-priced related to our Loan Agreement.  For the years ended December 31, 2013 and 2012, the balance relates to warrants issued in 2008 in connection with a private placement that expired in August 2013.

The future: Future changes in the fair value of the warrant liability will be recognized in earnings until such time as the warrants’ exercise price becomes fixed, or warrants are exercised or expire.

Change in fair value of option liability

The following is a table summarizing the change in fair value of option liability for the years ended December 31, 2014, 2013 and 2012:

	Years ended

	2014	2013	2012

Change in fair value of option liability	$—	$(2,250,000)	$340,000

Changes in fair value of our put option liability are due to changes in assumptions used in estimating the value of the Put, such as bankruptcy threshold for Cytori, fair value of the Olympus Joint Venture, volatility and others.

The Put was cancelled as a result of the Joint Venture termination agreement executed in 2013.

Financing items

The following table summarizes interest income, interest expense, and other income and expenses for the years ended December 31, 2014, 2013 and 2012:

	Years ended

	2014	2013	2012

Loss on asset disposal	$42,000	$(257,000)	$—
Loss on debt extinguishment	—	(708,000)	$—
Interest income	6,000	4,000	4,000
Interest expense	(4,371,000)	(3,396,000)	(3,386,000)
Other income (expense), net	(608,000)	(438,000)	(314,000)
Gain on Puregraft divestiture	—	4,453,000	—
Gain on previously held equity interest in joint venture	—	4,892,000	—
Total	$(4,931,000)	$4,550,000	$(3,696,000)

•	Interest expense increased for the year ended December 31, 2014 as compared to 2013, due to cash interest and non-cash amortization of debt and warrant costs related to our $27.0 million Term Loan executed in June 2013, and increased accretion expense related to our Joint Venture liability.

•	We recorded a beneficial conversion feature of $1,169,000 in December of 2014, related to the issuance of our Series A 3.6% Convertible Preferred Stock. The fair value of the common stock into which the Series A 3.6% Preferred Stock was convertible on the respective dates of issuance of the preferred stock exceeded the proceeds allocated to the Series A 3.6% Convertible Preferred Stock, resulting in a beneficial conversion feature.

•	Interest expense increased for the year ended December 31, 2013 as compared to 2012 due to cash interest and non-cash amortization of debt issuance costs and debt discount for our $27.0 million term loan executed in June 2013.

•	The changes in other income (expense) in 2014, 2013 and 2012 resulted primarily from changes in foreign currency exchange rates.

•	In connection with the June 2013 Loan Agreement, a loss on debt extinguishment was recorded that relates to the payoff of the prior loan obligation. See Note 11 to the Consolidated Financial Statements for further information.

•	Refer to Note 5 of the Notes to Consolidated Financial Statements for discussion of gain on Puregraft divestiture.

•	Refer to Note 4 of the Notes to Consolidated Financial Statements for discussion of gain on previously held equity interest in joint venture.

       The future: Subject to our future financing activities, we expect interest expense in 2015 to remain relatively stable as we continue to pay interest on the $27.0 million Term Loan that was amended in 2013 and in 2014 and record accretion expense related to our acquisition of the Joint Venture.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2014 and 2013:

	As of December 31,

	2014	2013

Cash and cash equivalents	$14,622,000	$15,506,000

Current assets	$21,686,000	$24,577,000
Current liabilities	15,917,000	14,906,000
Working capital	$5,769,000	$9,671,000

We incurred net losses of $37,368,000, $26,177,000 and $32,279,000 for the years ended December 31, 2014, 2013 and 2012, respectively. We have an accumulated deficit of $338,273,000 as of December 31, 2014.  Additionally, we have used net cash of $30,330,000, $34,563,000 and $32,193,000 to fund our operating activities for years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the current portion of long-term debt obligations is $7.4 million and the Joint Venture purchase obligation is $3.0 million.  The combination of these facts and the balance of cash and cash equivalents at December 31, 2014 raises substantial doubt as to the Company’s ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, our ability to raise capital was adversely affected once FDA put a hold on our Athena trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. Our efforts in 2014 to raise capital took longer than we initially anticipated. We expect to continue to utilize our cash and cash equivalents to fund operations at least through June of 2015, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement. We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities. Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of operating costs will not provide adequate funding for research, sales and marketing efforts, clinical and preclinical trials, and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this could negatively affect our ability to achieve corporate growth goals.

Specifically, we have prepared an operating plan that calls for us to reduce operations to focus almost entirely on one US clinical program and the supply of current products to existing or new distribution channels. In addition, as part of this plan, there would be minimal expenditures for ongoing scientific research, product development or clinical research. This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities. In parallel, we would significantly reduce administrative staff and salaries consistent with the overall reduction in scope of operations. In aggregate, such reductions could result in eliminations of roles for the majority of the Company’s current staff and the deferral or elimination of all ongoing development projects until such time that cash resources were available from operations or outside sources to re-establish development and growth plans. Management is currently reviewing contractual obligations related to the pre-clinical and clinical commitments along with minimum purchase requirements to include deferral of such commitments as part of this plan. While management is actively pursuing it’s near term financial and strategic alternatives it is also, in parallel, continuing to evaluate the timing of implementation of the alternative operating plan and the initiation of the identified reductions.

From January 1, 2012 to December 31, 2014, we have financed our operations primarily by:

•	In December 2012, we entered into an underwriting agreement with Lazard Capital Markets, LLC (underwriter), relating to the issuance and sale of 7,020,000 shares of our common stock. This price to the public in this offering was $2.85 per share and the underwriter purchased the shares from us at a price of $2.69 per share. The transaction was completed on December 19, 2012 raising approximately $20,007,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

•	In January 2013, Lazard Capital Markets, LLC (underwriter) exercised its overallotment option and as a result we sold an additional 1,053,000 shares raising approximately $3,000,000 in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

•	On June 28, 2013 we entered into the Loan Agreement with Oxford Finance LLC and Silicon Valley Bank (together, the “Lenders”), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (Term Loan), subject to the terms and conditions set forth in the loan agreement. The Term Loan accrues interest at a fixed rate of 9.75% per annum. In connection with the Term Loan, on June 28, 2013, we issued to the Lenders warrants to purchase up to an aggregate of 596,553 shares of our common stock at an exercise price of $2.26 per share. These warrants are immediately exercisable and will expire on June 28, 2020. In connection with the Loan Agreement, we prepaid all outstanding amounts under the prior loan agreement, at which time our obligations under the prior loan agreement immediately terminated. The net proceeds of the Term Loans, after payment of lender fees and expenses and prepaying all the outstanding amounts relating to the prior loan agreement, were approximately $7.8 million.

•	On July 30, 2013, we entered into a Sale and Exclusive License/Supply Agreement with Bimini Technologies LLC (“Bimini”), pursuant to which we sold to Bimini substantially all of the assets (other than certain retained rights and licenses) of our Puregraft® product line, a series of standalone fat transplantation products that were developed to improve the predictability of outcomes for autologous fat grafting and aesthetic body contouring. The aggregate value of the consideration paid by Bimini at the execution of the agreement was $5.0 million.

•	On October 29, 2013, we entered into a partnership with Lorem Vascular, to commercialize Cytori Cell Therapy (OICH-D3) for the cardiovascular, renal and diabetes markets, in China, Hong Kong, Malaysia, Singapore and Australia (License/Supply Agreement), and a Common Stock Purchase Agreement. On January 30, 2014 we entered into the Amended and Restated License/Supply Agreement with Lorem Vascular (the “Restated Agreement”) expanding the licensed field to all uses excepting alopecia (hair loss). Under the Restated Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem is required to pay us 30% of their gross profits in China, Hong Kong and Malaysia for the term of the Restated Agreement. Cytori Cell Therapy is derived from our Celution® System, which enables access to a patient’s own adipose-derived regenerative cells (ADRCs) at the point-of-care. In addition, Lorem Vascular agreed to purchase our Celution® System and consumables under the Restated Agreement. Pursuant to the related Common Stock Purchase Agreement, we received $24.0 million in exchange for 8.0 million shares of our common stock issued to Lorem Vascular at $3.00 per share. The equity purchased was closed in two equal installments, in November 2013 and January 2014.

•	In May 2014, we and 47 holders of warrants to purchase a total of 3,156,238 shares of our common stock issued in a private offering in May 2009, agreed to extend the expiration date of the warrants from May 14, 2014 to May 14, 2015 and increase the exercise price of the warrants from $2.62 per share to $3.50 per share pursuant to an Amendment to Warrant to Purchase Common Stock. One holder of warrants did not agree to the Amendment, and their warrants, covering 38,500 shares of Common Stock, expired unexercised on May 14, 2014 in accordance with the original terms.

•	In May 2014, we entered into subscription agreements with certain institutional investors pursuant to which we sold a total of 4,048,584 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $2.47 per unit, in a registered direct offering. Each warrant had an exercise price of $3.00 per share, was exercisable immediately after issuance and expires five years from the date of issuance. The transaction was completed on June 4, 2014 raising approximately $10,000,000 in gross proceeds before deducting any offering expenses or fees payable by us. Under the terms of our Placement Agent Agreement, we granted WBB Securities, LLC warrants to purchase 202,429 shares of common stock. The placement agent warrants have the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $3.09.

•	In September 2014, we and 13 holders of warrants dated June 4, 2014 to purchase a total of 4,032,389 shares of our common stock agreed to amend the warrants in order to reduce the exercise price from $3.00 per share to $1.00 per share and change the expiration date from June 4, 2019 to September 10, 2014. We received proceeds of approximately $4,066,000 from the exercise of the warrants. In addition, pursuant to the terms of the amendment, upon each holder’s exercise of all warrants for cash prior to the amended expiration date, we issued additional warrants for the same number of common shares to the holders. The additional warrants have an exercise price of $2.00 per share, and are exercisable on the date that is six months and one day from the date of issuance and expire five years from the date of issuance. For those investors participating in the October 2014 issuance of Series A 3.6% Convertible Preferred Stock, we agreed to reduce the exercise price of 3,384,601 warrants from $2.00 per share to $0.5771 per share, conditioned upon shareholder approval which was obtained in January 2015.

•	In September 2014, we entered into a 2nd Amendment to the Loan Agreement with the Lenders pursuant to the amended Loan Agreement, under which we were provided a conditional waiver of principal payments subject to meeting certain capital raise requirements, which we achieved in October. The waiver of principal payments continues from November 1, 2014 through April 1, 2015 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments of $1.0 million, sufficient to amortize the Term Loans through the maturity date.

•	In October, 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we sold a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of our Series A 3.6% Convertible Preferred Stock, which is convertible into shares of our common stock with a conversion price of $0.52, and warrants to purchase up to a number of shares of common stock equal to 100% of the conversion shares under the shares of preferred stock, in a registered direct offering. Each warrant has an exercise price of $0.5771 per share, is exercisable six months after the date of issuance and expires five years from the date on which it is initially exercisable. The preferred stock and the warrants were immediately separable and were issued separately. As of December 31, 2014, 8,189 units had been converted into 15,747,000 shares of common stock.

The following summarizes our contractual obligations and other commitments at December 31, 2014, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$26,863,000	$7,462,000	$19,401,000	$—	$—
Interest commitment on long-term obligations	3,670,000	2,205,000	1,465,000	—	—
Operating lease obligations	6,296,000	2,183,000	4,086,000	27,000	—
Joint Venture purchase obligation*	3,297,000	3,297,000	—	—	—
Clinical research study obligations	1,216,000	1,216,000	—	—	—
Total	$41,342,000	$16,363,000	$24,952,000	$27,000	$—

* We have various payment options which could result in the acceleration or deferral of the Joint Venture purchase obligation.  See Note 4 to the Consolidated Condensed Financial Statements for discussion of our acquisition of Olympus’ interest in the Joint Venture.

Net cash used in or provided by operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	Years Ended

	2014	2013	2012

Net cash used in operating activities	$(30,330,000)	$(34,563,000)	$(32,193,000)
Net cash provided by (used in) investing activities	(1,343,000)	3,686,000	(1,204,000)
Net cash provided by financing activities	30,874,000	20,772,000	22,192,000

Operating activities

Operating activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated a $37,368,000 net loss for the year ended December 31, 2014.  The operating cash impact of this loss was $30,330,000, after adjusting for non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of warrants, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities. Overall, our operational cash use decreased as compared to same period in 2013, due primarily to an increase in cash collections from accounts receivable, offset by increased in payments of accounts payable and accrued liabilities.

Operating activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated a $26,177,000 net loss for the year ended December 31, 2013.  The operating cash impact of this loss was $34,563,000, after adjusting for non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option liabilities and warrants, gain on sale of assets and acquisition of Joint Venture, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Operating activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated a $32,279,000 net loss for the year ended December 31, 2012. The operating cash impact of this loss was $32,193,000, after adjusting for the recognition of development revenue of $381,000, and other non-cash development revenues of $5,411,000, the consideration of non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option liabilities and warrants, and changes in working capital due to timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash used in investing activities for the year ended December 31, 2014 resulted in cash outflows for payment of a license termination fee of $400,000, expenditures for intellectual property of $255,000 and for purchases of property and equipment of $764,000 offset by proceeds from the sale of assets of $76,000.

Net cash provided by investing activities for the year ended December 31, 2013 resulted from cash outflows for payment of a license termination fee of $800,000 and for purchases of property and equipment and cash inflows of $5,000,000 from the sale of the Puregraft product line.

Net cash used in investing activities for the year ended December 31, 2012 resulted primarily from purchases of property and equipment, primarily for use in clinical trials and research.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2014 related primarily to a sale of common stock, preferred stock, and exercise of warrants.  In October 2014, we sold a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of our Series A 3.6% Convertible Preferred Stock, which is convertible into shares of our common stock, for approximately $12,370,000, net of issuance costs.  In September 2014, 4,032,389 warrants were exercised and we received proceeds of approximately $4,066,000. In May 2014, we sold 4,048,584 units, consisting of one share of common stock and one warrant to purchase one share of common stock, for approximately $10,000,000 in gross proceeds in connection with a registered direct offering to certain institutional investors. We received $9,000,000 in January 2014 pursuant to our Common Stock Purchase Agreement with Lorem Vascular that was executed in October of 2013, partially offset by principal payments of $1,962,000 primarily relating to our $27.0 million loan and $2,262,000 payment towards our Joint Venture purchase obligation.

The net cash provided by financing activities for the year ended December 31, 2013 related primarily to a sale to Lorem Vascular of 4,000,000 shares for $12,000,000 in gross proceeds, as well as an additional $3,000,000 in gross proceeds (received in 2013) which related to the second closing of an additional 4,000,000 shares in January 2014. The balance of $9,000,000 in gross proceeds for the second closing was received in 2014. In addition, there was a sale of 1,053,000 shares for approximately $3,000,000 in gross proceeds in connection with the underwriter exercising the option to purchase additional shares relating to our December 2012 public offering offset by principal payments of $22,304,000 primarily relating to our $25.0 million loan.  Additionally, in June 2013, we entered into a Loan Agreement with the Lenders pursuant to which the Lenders funded an aggregate principal amount of $27,000,000 offset by $1,744,000 debt issuance costs and loan fees. Net cash provided by this transaction was approximately $7.8 million after repayment of the prior outstanding loan balance, debt issuance costs and loan fees.  Also, during the year ended December 31, 2013, we paid $221,000 payment towards our Joint Venture purchase obligation.

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

Revenue Recognition

In accordance with the Securities and Exchange Commission’s guidance, we recognize revenue from product sales when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting accounts receivable is reasonably assured.  For customers that have not developed a sufficient payment history with us or for whom a letter of credit is not in place at the time of the transaction, we defer revenues until collectability is reasonably assured.

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

Stock-based compensation

The estimated fair value of stock-based awards exchanged for employee and non-employee director services are expenses over the requisite service period.  For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model.  The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock options.  The expected life of the stock options is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options.  The dividend yield assumption is based on our history and expectation of no dividend payouts.  The fair value of restricted stock agreements granted is based on the market price of our common stock on the day of the grant.

Warrant Liability

Warrants issued in connection with our preferred stock offering as well as our Letter Agreement with the Lenders do not trade in an active securities market, and as such, we estimate the fair value of these warrants using Black Scholes or Monte Carlo option pricing models.  Following the authoritative accounting guidance, warrants with variable exercise price features are accounted for as liabilities, with changes in the fair value included in operating expenses. The Company estimated the fair value of the warrants immediately before and after modification using an option pricing model to reclassify its fair value from additional paid-in capital to warrant liability.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of December 31, 2014, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the year ended December 31, 2014, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

We have audited the accompanying consolidated balance sheets of Cytori Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company’s recurring losses from operations, liquidity position, and debt service requirements raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cytori Therapeutics, Inc:

We have audited Cytori Therapeutics, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
March 16, 2015

CYTORI THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$14,622,000	$15,506,000
Accounts receivable, net of reserves of $1,523,000 and of $1,445,000 in 2014 and 2013, respectively	1,243,000	4,152,000
Inventories, net	4,829,000	3,694,000
Other current assets	992,000	1,225,000

Total current assets	21,686,000	24,577,000

Property and equipment, net	1,583,000	1,054,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	1,763,000	2,812,000
Intangibles, net	9,415,000	9,345,000
Goodwill	3,922,000	3,922,000

Total assets	$38,719,000	$42,060,000

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$5,546,000	$6,077,000
Current portion of long-term obligations, net of discount	7,363,000	3,191,000
Termination fee obligation	—	400,000
Puregraft divestiture obligation	—	547,000
Joint Venture purchase obligation	3,008,000	4,691,000

Total current liabilities	15,917,000	14,906,000

Warrant liability	9,793,000	—
Deferred revenues	112,000	212,000
Long-term deferred rent	558,000	710,000
Long-term obligations, net of discount, less current portion	18,041,000	23,100,000

Total liabilities	44,421,000	38,928,000

Commitments and contingencies
Stockholders’ equity:
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued and 5,311 outstanding in 2014, and no shares issued and outstanding in 2013	—	—
Common stock, $0.001 par value; 145,000,000 shares authorized; 99,348,377 and 71,305,375 shares issued and outstanding in 2014 and 2013, respectively	99,000	71,000
Additional paid-in capital	331,772,000	303,710,000
Accumulated other comprehensive income	700,000	256,000
Accumulated deficit	(338,273,000)	(300,905,000)

Total stockholders’ (deficit) equity	(5,702,000)	3,132,000

Total liabilities and stockholders’ (deficit) equity	$38,719,000	$42,060,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2014	2013	2012
Product revenues:
Related party	$—	$1,845,000	$—
Third party	4,953,000	5,277,000	8,709,000
	4,953,000	7,122,000	8,709,000

Cost of product revenues	2,940,000	3,421,000	4,000,000

Gross profit	2,013,000	3,701,000	4,709,000

Development revenues:
Development, related party	—	638,000	2,882,000
Development	—	1,179,000	2,529,000
Government contracts and other	2,645,000	3,257,000	381,000

	2,645,000	5,074,000	5,792,000
Operating expenses:
Research and development	15,105,000	17,065,000	13,628,000
Sales and marketing	6,406,000	9,026,000	9,488,000
General and administrative	15,953,000	16,031,000	15,672,000
Change in fair value of warrants	(369,000)	(418,000)	(209,000)
Change in fair value of option liability	—	(2,250,000)	340,000

Total operating expenses	37,095,000	39,454,000	38,919,000

Operating loss	(32,437,000)	(30,679,000)	(28,418,000)

Other income (expense):
Gain (loss) on asset disposal	42,000	(257,000)	—
Loss on debt extinguishment	—	(708,000)	—
Interest income	6,000	4,000	4,000
Interest expense	(4,371,000)	(3,396,000)	(3,386,000)
Other income (expense), net	(608,000)	(438,000)	(314,000)
Gain on Puregraft divestiture	—	4,453,000	—
Gain on previously held equity interest in joint venture	—	4,892,000	—
Equity loss from investment in joint venture	—	(48,000)	(165,000)

Total other income (expense)	(4,931,000)	4,502,000	(3,861,000)

Net loss	(37,368,000)	(26,177,000)	(32,279,000)
Beneficial conversion feature for
convertible preferred stock	(1,169,000)	—	—
Net loss allocable to common stock holders	(38,537,000)	(26,177,000)	(32,279,000)

Basic and diluted net loss per share allocable to common stockholders	$(0.48)	$(0.39)	$(0.55)

Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	80,830,698	67,781,364	58,679,687

Comprehensive loss:
Net loss	$(37,368,000)	$(26,177,000)	$(32,279,000)
Other comprehensive income – foreign currency translation adjustments	444,000	256,000	—
Comprehensive loss	$(36,924,000)	$(25,921,000)	$(32,279,000)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total
Balance at December 31, 2011	—	$—	56,594,683	$57,000	$252,338,000	$(242,449,000)	$—	$9,946,000
Stock-based compensation expense	—	—	—	—	3,904,000	—	—	3,904,000
Issuance of common stock under stock option plan and employee stock purchase plan	—	—	450,512	—	1,157,000	—	—	1,157,000
Issuance of common stock under stock warrant agreement	—	—	98,855	—	256,000	—	—	256,000
Sale of common stock, net	—	—	8,770,000	9,000	23,462,000	—	—	23,471,000
Net loss for the year ended December 31, 2012	—	—	—	—	—	(32,279,000)	—	(32,279,000)
Balance at December 31, 2012	—	—	65,914,050	$66,000	$281,117,000	$(274,728,000)	$—	$6,455,000
Stock-based compensation expense	—	—	—	—	3,608,000	—	—	3,608,000
Issuance of common stock under stock option plan and employee stock purchase plan	—	—	338,325	—	225,000	—	—	225,000
Sale of common stock, net	—	—	5,053,000	5,000	17,811,000	—	—	17,816,000
Allocation of fair value for debt-related warrants	—	—	—	—	949,000	—	—	949,000
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	256,000	256,000
Net loss for the year ended December 31, 2013	—	—	—	—	—	(26,177,000)	—	(26,177,000)
Balance at December 31, 2013	—	—	71,305,375	$71,000	$303,710,000	$(300,905,000)	$256,000	$3,132,000
Stock-based compensation expense	—	—	—	—	3,101,000	—	—	3,101,000
Issuance of common stock under stock option plan and employee stock purchase plan	—	—	204,288	—	92,000	—	—	92,000
Sale of common stock, net	—	—	8,048,584	8,000	18,582,000	—	—	18,590,000
Issuance of Series A 3.6% Convertible Preferred Stock, net	13,500	—	—	—	2,235,000	—	—	2,235,000
Conversion of Series A 3.6% Convertible Preferred Stock into common stock	(8,189)	—	15,747,397	$16,000	—	—	—	16,000
Issuance of common stock under stock warrant agreement	—	—	4,042,733	$4,000	4,052,000	—	—	4,056,000
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	$444,000	444,000
Net loss for the year ended December 31, 2014	—	—	—	—	—	(37,368,000)	—	(37,368,000)
Balance at December 31, 2014	5,311	—	99,348,377	$99,000	$331,772,000	$(338,273,000)	$700,000	$(5,702,000)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(37,368,000)	$(26,177,000)	$(32,279,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	779,000	1,630,000	933,000
Amortization of deferred financing costs and debt discount	1,220,000	893,000	930,000
Joint venture acquisition obligation accretion	579,000	204,000	—
Provision for doubtful accounts	1,084,000	1,141,000	144,000
Provision for expired enzymes	313,000	—	—
Change in fair value of warrants	(369,000)	(418,000)	(209,000)
Change in fair value of option liability	—	(2,250,000)	340,000
Stock-based compensation	3,101,000	3,608,000	3,904,000
Equity loss from investment in joint venture	—	48,000	165,000
Loss on asset disposal	(33,000)	257,000	—
Gain on previously held equity interest in Joint Venture	—	(4,892,000)	—
Gain on sale of assets	—	(4,453,000)	—
Loss on debt extinguishment	—	708,000	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	2,057,000	(1,209,000)	(1,810,000)
Inventories	(815,000)	(459,000)	143,000
Other current assets	510,000	(24,000)	(324,000)
Other assets	11,000	(854,000)	(74,000)
Accounts payable and accrued expenses	(1,147,000)	(409,000)	1,183,000
Deferred revenues, related party	—	(638,000)	(2,882,000)
Deferred revenues	(100,000)	(1,223,000)	(2,609,000)
Long-term deferred rent	(152,000)	(46,000)	252,000

Net cash used in operating activities	(30,330,000)	(34,563,000)	(32,193,000)

Cash flows from investing activities:
Purchases of property and equipment	(764,000)	(519,000)	(1,204,000)
Expenditures for intellectual property	(255,000)	—	—
Proceeds from sale of assets	76,000	5,000,000	—
License agreement termination fee	(400,000)	(800,000)	—
Cash acquired in purchase of joint venture	—	5,000	—

Net cash (used in) provided by investing activities	(1,343,000)	3,686,000	(1,204,000)

Cash flows from financing activities:
Principal payments on long-term debt obligations	(1,962,000)	(22,304,000)	(2,692,000)
Proceeds from long-term obligations	—	27,000,000	—
Debt issuance costs and loan fees	—	(1,744,000)	—
Joint venture purchase payments	(2,262,000)	(221,000)	—
Proceeds from exercise of employee stock options and warrants and stock purchase plan	4,151,000	225,000	1,413,000
Proceeds from issuance of common stock	19,001,000	18,000,000	24,953,000
Proceeds from issuance of preferred stock	13,500,000	—	—
Costs from sale of common stock	(425,000)	(184,000)	(1,482,000)
Costs from sale of preferred stock	(1,129,000)	—	—

Net cash provided by financing activities	30,874,000	20,772,000	22,192,000

Effect of exchange rate changes on cash and cash equivalents	(85,000)	(106,000)	—

Net decrease in cash and cash equivalents	(884,000)	(10,211,000)	(11,205,000)

Cash and cash equivalents at beginning of year	15,506,000	25,717,000	36,922,000

Cash and cash equivalents at end of year	$14,622,000	$15,506,000	$25,717,000

	For the Years Ended December 31,
	2014	2013	2012

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$2,588,000	$2,252,000	$2,497,000
Final payment fee on long-term debt	—	1,078,000	—

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$16,000	$—	$—
Declared dividend related to preferred stock	72,000	—	—
Fair value of warrants allocated to additional paid-in capital	—	949,000	—
Fair value of intangible assets acquired	—	9,394,000	—
Fair value of tangible assets acquired	—	260,000	—
Joint venture purchase obligation	—	4,709,000	—
Fair value of previously held equity interest at acquisition date	—	4,928,000	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1.	Organization and Operations

The Company

Cytori Therapeutics (NASDAQ: CYTX) develops cell therapies uniquely formulated and optimized for specific diseases and medical conditions with a primary focus on impaired hand function in scleroderma, osteoarthritis of the knee, full thickness thermal burns combined with radiation exposure, and chronic heart failure.
Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our subsidiaries.  All significant intercompany transactions and balances have been eliminated.

We have five subsidiaries located in Japan, United Kingdom, Switzerland, India and Spain that have been established primarily to support our sales and marketing activities in these regions.

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

Capital Availability

We incurred net losses of $37,368,000, $26,177,000 and $32,279,000 for the years ended December 31, 2014, 2013 and 2012, respectively. We have an accumulated deficit of $338,273,000 as of December 31, 2014.  Additionally, we have used net cash of $30,330,000, $34,563,000 and $32,193,000 to fund our operating activities for years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the current portion of long-term debt obligations is $7.4 million and the Joint Venture purchase obligation is $3.0 million.  The combination of these facts and the balance of cash and cash equivalents at December 31, 2014 raises substantial doubt as to the Company’s ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, our ability to raise capital was adversely affected once FDA put a hold on our Athena trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. Our efforts in 2014 to raise capital took longer than we initially anticipated. We expect to continue to utilize our cash and cash equivalents to fund operations at least through June of 2015, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lenders, which requires that we maintain at least three months of cash on hand to avoid an event of default under the Loan and Security Agreement. We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities. Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of operating costs will not provide adequate funding for research, sales and marketing efforts, clinical and preclinical trials, and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this could negatively affect our ability to achieve corporate growth goals.

Specifically, we have prepared an operating plan that calls for us to reduce operations to focus almost entirely on one US clinical program and the supply of current products to existing or new distribution channels. In addition, as part of this plan, there would be minimal expenditures for ongoing scientific research, product development or clinical research. This impacts research and development headcount, external subcontractor expenditures, capital outlay and general and administrative expenditures related to the supervision of such activities. In parallel, we would significantly reduce administrative staff and salaries consistent with the overall reduction in scope of operations. In aggregate, such reductions could result in eliminations of roles for the majority of the Company’s current staff and the deferral or elimination of all ongoing development projects until such time that cash resources were available from operations or outside sources to re-establish development and growth plans. Management is currently reviewing contractual obligations related to the pre-clinical and clinical commitments along with minimum purchase requirements to include deferral of such commitments as part of this plan. While management is actively pursuing it’s near term financial and strategic alternatives it is also, in parallel, continuing to evaluate the timing of implementation of the alternative operating plan and the initiation of the identified reductions.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, valuing the acquisition of the Olympus Joint Venture, valuing warrants, determining the assumptions used in measuring share-based compensation expense and valuing allowances for doubtful accounts, and inventories.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the Consolidated Financial Statements in the periods they are determined to be necessary.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Investments with original maturities of three months or less that were included with and classified as cash and cash equivalents totaled $8,144,000 and $4,644,000 as of December 31, 2014 and 2013, respectively.  We maintain our cash at insured financial institutions.  The combined account balances at each institution periodically exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts in excess of FDIC limits.

Restricted Cash and Cash Equivalents

Restricted cash consists of cash and cash equivalents held in a letter of credit account pursuant to a lease agreement entered into on April 2, 2010 (amended November 4, 2011) for leasing of property at 3020 and 3030 Callan Road, San Diego, California. The lease agreement required us to execute a letter of credit for $350,000 naming the landlord as a beneficiary. The letter of credit was issued in July 2010 and automatically renews every 6 months unless we make changes during the grace period which is the week after the maturity date. The next maturity date is June 29, 2015. It is required by the landlord that we maintain $350,000 as restricted cash for the duration of the lease, which expires October 31, 2017.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation expense, which includes the amortization of capitalized leasehold improvements, is provided for on a straight-line basis over the estimated useful lives of the assets, or the life of the lease, whichever is shorter, and range from three to five years. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is included in operations. Maintenance and repairs are charged to operations as incurred.

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

Goodwill and Intangibles

Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually during the fourth quarter. First the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.  We completed this assessment as of November 30, 2014, and concluded that no impairment existed.

Separable intangible assets that have finite useful lives continue to be amortized over their respective useful lives.

As part of the May 2013 acquisition of the Joint Venture (see Note 4), we acquired intangible assets which consisted primarily of contractual license rights that had previously enabled the Joint Venture to conduct development and manufacturing activities pertaining to certain aspects of Cytori’s Celution ® technology.  The useful life of the identifiable intangible assets was estimated based on the assumed future economic benefit expected to be received from the assets. The technology was valued at $9,394,000 and is being amortized over a useful life of seven years, based on the quarterly revenue forecasted for those years. We have amortized $166,000 and $49,000 as of December 31, 2014 and 2013, respectively. The estimated aggregate amortization expense will be $896,000 for 2015, $1,267,000 for 2016, $1,774,000 for 2017, $2,306,000 for 2018 and $2,883,000 thereafter.

The changes in the carrying amounts of other indefinite and finite-life intangible assets and goodwill for the years ended December 31, 2014 and 2013 are as follows:

December 31, 2014
Other intangibles, net:
Beginning balance	$9,345,000
Increase	255,000
Amortization	(185,000)
Ending balance	9,415,000

Goodwill, net:
Beginning balance	3,922,000
Increase (decrease)	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$13,337,000

December 31, 2013
Other intangibles, net:
Beginning balance	$—
Acquisition of JV Intangible	9,394,000
Amortization	(49,000)
Ending balance	9,345,000

Goodwill, net:
Beginning balance	3,922,000
Increase (decrease)	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$13,267,000

Warrant Liability

Warrants with exercise price reset features (down-round protection) are accounted for as liabilities, with changes in the fair value included in net loss for the respective periods.  In connection with the Securities Purchase Agreement, in October 2014, the Company issued common stock purchase warrants to certain institutional investors.  Each warrant has an exercise price of $0.5771 per share, is exercisable six months after the date of issuance and expires five years from the date on which it is initially exercisable.  The initial fair value of the liability associated with these warrants was $10.0 million, and the fair value decreased to $9.8 million as of December 31, 2014.  All future changes in the fair value of the warrants will be recognized in our consolidated statements of operations until they are either exercised or expire in 2020.  The warrants are not traded in an active securities market, and as such the estimated the fair value at December 31 was determined by using an option pricing model (Monte Carlo) with the following assumptions:

As of December 31, 2014
Expected term	5.3 years
Common stock market price	$0.49
Risk-free interest rate	1.65%
Expected volatility	90.00%
Resulting fair value (per warrant)	$0.38

Expected volatility is based on both historical and implied volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants while implied volatility was computed using publicly traded options of Cytori as well as Cytori’s peer companies. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the warrants. The risk-free interest rate is the U.S. Treasury bond rate as of the valuation date.  The fair value of these warrants also incorporates our assumptions about future equity issuances and their impact to the down-round protection feature.

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

Concentration of Significant Customers & Geographical Sales

For the year ended December 31, 2014, our sales were concentrated with respect to three distributors and one direct customer, which comprised 52% of our product revenue recognized.  Three distributors accounted for 92% of total outstanding accounts receivable (excluding BARDA) as of December 31, 2014.

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

Product revenues, classified by geographic location, are as follows:

	Years ended

	2014		2013		2012
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total

North America	$894,000	18%	$1,079,000	15%	$1,143,000	13%
Japan	3,068,000	62%	2,109,000	30%	4,352,000	50%
Europe	506,000	10%	1,240,000	17%	2,004,000	23%
Other countries	485,000	10%	2,694,000	38%	1,210,000	14%
Total product revenues	$4,953,000	100%	$7,122,000	100%	$8,709,000	100%

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

In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with BARDA. The initial base period included $4.7 million tranche over two years and covered preclinical research and continued development of Cytori’s Celution® system to improve cell processing. The additional contract options, if fully executed, cover clinical development through FDA approval under a device-based PMA regulatory pathway. In August 2014, BARDA exercised Option 1 of the contract for Cytori to perform research, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of the Celution System in thermal burn injury for a total cost-plus fixed fee of up to $12.1 million.  In December 2014, we executed an amendment to the August 2014 contract option to fund continued investigation and development of Cytori Cell Therapy (DCCT-10) for use in thermal burn injuries, which increased the option extension to $14.1 million. Upon IDE approval by the FDA, we anticipate BARDA will increase funding to cover costs associated with execution of the clinical trial, currently estimated at approximately $8.3 million, and bringing the combined value of the first option to up to $22.4 million.  This is a cost reimbursement contract, and related government contract revenue was recorded at the gross amount of reimbursement starting in the fourth quarter of 2012.

We received funds from Olympus and Olympus-Cytori, Inc. during 2005 and 2006.   We recorded upfront fees totaling $28,311,000 as deferred revenues, related party.  In exchange for these proceeds, we agreed to (a) provide Olympus-Cytori, Inc. an exclusive and perpetual license to our Celution® System device technology and certain related intellectual property, and (b) provide future development contributions related to commercializing the Celution® System platform.  The license and development services were not separable and as a result the recognition of this deferred amount as revenue required achievement of service related milestones, under a proportional performance methodology.  Revenue was recognized as the above mentioned R&D milestones were completed. Of the amounts received and deferred, we recognized the last remaining development revenue of $638,000 during the three months ended March 31, 2013 as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway.  During the year ended December 31, 2012, we recognized $2,882,000 of revenue associated with our arrangement with Olympus as a result of two milestones for the APOLLO and PRECISE clinical trials. As of December 31, 2014 and 2013, there are no deferred amounts under this contract.

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

Also included in research and development expenditures are costs incurred to support the government reimbursement contract.

$2,461,000, $3,053,000, and $331,000 qualified expenses were incurred for the years ended December 31, 2014, 2013 and 2012, related to our government contract with BARDA.

Deferred Financing Costs and Other Debt-Related Costs

Deferred financing costs are capitalized and amortized to interest expense over the term of the associated debt instrument using the effective interest method.  If the maturity of the debt is accelerated because of default or early debt repayment, then the amortization would be accelerated.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.  Due to our history of losses, a full valuation allowance has been recognized against our deferred tax assets.

Stock Based Compensation

We recognize the fair value of all share-based payment awards in our statements of operations over the requisite vesting period of each award.  We estimate the fair value of these options using the Black-Scholes option pricing model using assumptions for expected volatility, expected term, and risk-free interest rate.  Expected volatility is based primarily on historical volatility and is computed using daily pricing observations for recent periods that correspond to the expected term of the options. The expected life is based on the expected term of the options. The risk-free interest rate is the interest rate for treasury instruments with maturities that approximate the expected term.

Segment Information

For the years ended December 31, 2014, 2013 and 2012, all of our financial results relate to cell therapy, therefore we report our results as a single segment.

Loss Per Share

Basic per share data is computed by dividing net income or loss allocable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted per share data is computed by dividing net income or loss allocable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock method. Potential common shares were related entirely to outstanding but unexercised options, warrants, employee stock purchase plans, and restricted stock awards for all periods presented.

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share allocable to common stockholders for the years ended December 31, 2014, 2013 and 2012, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 43.7 million, 17.2 million and 17.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Recent Accounting Pronouncements

The following new accounting standards have been issued, but not adopted by the Company as of December 31, 2014:

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

3.	Agreement with Lorem Vascular

On October 29, 2013, we entered into an agreement with Lorem Vascular to commercialize Cytori Cell Therapy (OICH-D3) for the cardiovascular, renal and diabetes markets, in China, Hong Kong, Malaysia, Singapore and Australia (License/Supply Agreement), and a Common Stock Purchase Agreement. On January 30, 2014 we entered into the Amended and Restated License/Supply Agreement with Lorem Vascular (the “Restated Agreement”) which restated the License/Supply Agreement in its entirety and expanded the licensed field to all uses excepting alopecia (hair loss). Under the Restated Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem Vascular is required to pay us 30% of their gross profits in China, Hong Kong and Malaysia for the term of the agreement. In addition, Lorem Vascular has agreed to purchase the Cytori Celution® System and consumables under the Restated Agreement.  Pursuant to the related Common Stock Purchase Agreement, Cytori sold Lorem Vascular 8.0 million shares of Cytori common stock at $3.00 per share for a total of $24.0 million. The equity purchased was closed in two equal installments, in November 2013 and January 2014.

Lorem Vascular initially purchased approximately $1.8 million in Celution® devices and consumables in December 2013. In addition to this purchase, upon achieving regulatory clearance from the Chinese Food and Drug Administration (“CFDA”),  Lorem Vascular has also agreed to purchase an opening order of 23 Celution Systems and 1,100 Celution Consumable Sets (which Lorem Vascular anticipates to be fulfilled within 2015), plus an additional 150 devices and 7,500 consumables during the three-year period following CFDA approval.

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

On May 8, 2013, Cytori and Olympus agreed to terminate the Joint Venture pursuant to a Termination Agreement, and Cytori acquired the remaining 50% equity interest in the Joint Venture from Olympus.  The termination of the relationship and purchase of Olympus’ equity shares of the Joint Venture allowed Cytori to regain full control of the manufacturing rights for the Celution ® system.  The purpose of the acquisition is to gain more flexibility on the manufacturing process and associated costs, enable higher margins, and speed the transition to the critical next-generation systems. In connection with the Termination Agreement, the assets acquired, liabilities assumed, and the Company’s previously held equity interest were recorded at fair value.  For valuation purposes, Cytori determined the acquisition date (the date on which Cytori effectively gained full control of the equity interest previously held by Olympus) to be May 27, 2013.  The remeasurement of the previously held equity interest at the acquisition date resulted in a net gain of $4,892,000 that was recorded in the accompanying Consolidated Statements of Operations.

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

As of May 8, 2014, the Company’s obligation to Olympus had not been settled, and accordingly, the obligation increased by $1.5 million under an alternative payment option. This option calls for $6.0 million in total payments to be made by May 8, 2015. Since we have made payments totaling $2.7 million through December 31, 2014 our remaining payment obligation under this option is now approximately $3.3 million.

As a result of our quarterly reassessment, we have recorded additional interest expense of $579,000 for the year ended December 31, 2014, and have a remaining unrecognized future discount amount of approximately $289,000 as of December 31, 2014.

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

For the year ended December 31, 2013, the Put, as a previously existing contractual relationship between Olympus and Cytori, was cancelled as a result of the Joint Venture termination in May 2013 and therefore its related fair value decreased to zero as a result of the termination.  At December 31, 2012, the fair value of the Put was $2,250,000.   Fluctuations in the Put value were recorded in the Consolidated Statements of Operations as change in fair value of option liabilities.

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

In connection with the sale, Bimini granted to the Company an exclusive, perpetual, royalty bearing license to market and sell the Puregraft products for use in combination with adipose derived regenerative cells, and non-exclusive rights for use in connection with the Company’s licensed cell and tissue banks (in addition to certain Company retained ownership rights in the technology). The Company supplied Puregraft products to Bimini on an interim basis until the Company transferred the manufacturing of the Puregraft products to Bimini in December 2014. After the transfer, Bimini will supply the Puregraft products to the Company.

Pursuant to the agreement, the Company has also granted to Bimini the global, exclusive, perpetual, irrevocable royalty bearing license to purchase from Cytori, use and sell the Celution® System products for alopecia (hair loss). Cytori will supply Celution devices and consumable sets to Bimini, and Bimini will be responsible for all costs associated with commercial development in the alopecia market.

The agreement included certain obligations to be performed by the Company on behalf of Bimini, which included transferring the manufacturing of Puregraft products to an agreed upon third party (transfer was completed by December 31, 2014). The Company recorded a gain on the Puregraft divestiture of $4.5 million in the accompanying Consolidated Statements of Operations in 2013. Bimini is obligated to make certain additional milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft products.

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

•	Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,144,000	$8,144,000	$—	$—

Liabilities:
Warrant liability	$9,793,000	$—	$—	$9,793,000

	Balance as of	Basis of Fair Value Measurements
	December 31, 2013	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,644,000	$4,644,000	$—	$—

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds and therefore these are classified in Level 1 of the fair value hierarchy.

Warrants with exercise price reset features (down-round protection) are accounted for as liabilities, with changes in the fair value included in net loss for the respective periods.  Because some of the inputs to our valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The following table summarizes the change in our Level 3 warrant liability value:

Warrant liability	December 31, 2014	December 31, 2013

Beginning balance	$—	$418,000
Additions to warrant liability	10,162,000	—
Change in fair value	(369,000)	(418,000)
Ending balance	$9,793,000	$—

We valued our Put liability using an option pricing theory based simulation analysis (i.e., a Monte Carlo simulation). The Put was cancelled as a result of the Joint Venture Termination Agreement executed in 2013.  The following table summarizes the change in our Level 3 Put option liability value:

Put option liability	Year ended December 31, 2013

Beginning balance	$(2,250,000)
Decrease (increase) in fair value recognized in operating expenses	2,250,000
Ending balance	$—

7.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at December 31, 2014 and 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At December 31, 2014 and 2013, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	December 31, 2014		December 31, 2013

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$25,206,000	$25,373,000	$26,207,000	$26,241,000

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

Carrying value is net of debt discount of $1,459,000 and $2,379,000 as of December 31, 2014 and 2013, respectively.

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

As part of the May 2013 acquisition of the Joint Venture, we acquired intangible assets which consisted primarily of contractual license rights that had previously enabled the Joint Venture to conduct development and manufacturing activities pertaining to certain aspects of Cytori’s Celution ® technology.  The useful life of the identifiable intangible assets was estimated based on the assumed future economic benefit expected to be received from the assets. The technology was valued at $9,394,000 and is being amortized over a useful life of seven years, based on the quarterly revenue forecasted for those years.

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

In February 2013, we entered into a mutual termination and release agreement with Senko, whereby the Distribution Agreement and all Senko rights, licenses and privileges granted under the Distribution Agreement terminated and reverted to the Company.  As a result of this Termination Agreement, we were obligated to pay Senko $1,200,000 in six quarterly installment payments of $200,000 each through May 2014.  At the time of the Termination Agreement, we had a balance of $2,379,000 in deferred revenues on our balance sheet relating to the payments received from Senko in the past pursuant to the Distribution Agreement.  At the time of the Termination Agreement we accrued $1,200,000 of the termination fee, and recognized the remaining $1,179,000 in development revenues which reflects the Company’s efforts towards commercialization under the agreement. As of December 31, 2014, we have no remaining termination fee obligation.

9.	Composition of Certain Financial Statement Captions

Inventories, net

As of December 31, 2014 and 2013, inventories, net, were comprised of the following:

	December 31,
	2014	2013

Raw materials	$1,715,000	$1,315,000
Work in process	1,301,000	232,000
Finished goods	1,813,000	2,147,000
	$4,829,000	$3,694,000

Other Current Assets

As of December 31, 2014 and 2013, other current assets were comprised of the following:

	December 31,
	2014	2013

Prepaid insurance	$200,000	$264,000
Prepaid other	675,000	850,000
Other receivables	117,000	111,000
	$992,000	$1,225,000

Property and Equipment, net

As of December 31, 2014 and 2013, property and equipment, net, were comprised of the following:

	December 31,
	2014	2013

Manufacturing and development equipment	$5,674,000	$5,059,000
Office and computer equipment	2,006,000	2,274,000
Leasehold improvements	3,271,000	3,271,000
	10,951,000	10,604,000
Less accumulated depreciation and amortization	(9,368,000)	(9,550,000)
	$1,583,000	$1,054,000

Depreciation expense totaled $594,000, $1,581,000 and $741,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Other Assets

As of December 31, 2014 and 2013, other assets were comprised of the following:

	December 31,
	2014	2013

Deposits	$540,000	$479,000
Prepaid supplies, long-term	1,223,000	2,333,000
	$1,763,000	$2,812,000

Accounts Payable and Accrued Expenses

As of December 31, 2014 and 2013, accounts payable and accrued expenses were comprised of the following:

	December 31,
	2014	2013

Accrued legal fees	$544,000	$564,000
Accrued R&D studies	273,000	376,000
Accounts payable	949,000	965,000
Accrued vacation	577,000	918,000
Accrued bonus	758,000	759,000
Accrued expenses	2,006,000	2,167,000
Deferred rent	191,000	138,000
Accrued accounting fees	130,000	140,000
Accrued payroll	118,000	50,000
	$5,546,000	$6,077,000

10.	Commitments and Contingencies

We have contractual obligations to make payments on leases of office and manufacturing space as follows:

Years Ending December 31,	Operating Leases

2015	$2,183,000
2016	2,241,000
2017	1,790,000
2018	55,000
2019	27,000
Total	$6,296,000

Rent expense, which includes common area maintenance, for the years ended December 31, 2014, 2013 and 2012 was $3,332,000, $3,458,000 and $2,980,000, respectively.

We have entered into agreements with various research organizations for clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, enrolling patients, recruiting patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of clinical studies in progress.  As of December 31, 2014, we have clinical research study obligations of $1,216,000 all of which are expected to be complete within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

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

On June 28, 2013 we entered into a Loan and Security Agreement (Loan Agreement) with Oxford Finance LLC and Silicon Valley Bank (together, the Lenders), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (Term Loan), subject to the terms and conditions set forth in the loan agreement.  The Term Loan accrues interest at a fixed rate of 9.75% per annum.  Pursuant to the Loan Agreement, we are required to make interest only payments through July 1, 2014 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through July 1, 2017, the maturity date.  At maturity of the Term Loan, or the earlier repayment in full following a voluntary prepayment or upon acceleration, the Company is required to make a final payment fee in an aggregate amount equal to $1,795,000.  In connection with the Term Loan, on June 28, 2013, we issued to the Lenders warrants to purchase up to an aggregate of 596,553 shares of our common stock at an exercise price of $2.26 per share.  These warrants are immediately exercisable and will expire on June 28, 2020.

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

For the continuing Lenders, we accounted for this amendment as a debt modification.  Accordingly, related fees of $1,942,000 were recorded as debt discount from the prior loan, and along with the unamortized debt discount will be amortized as an adjustment of interest expense using the effective interest method.  For one existing lender that did not participate in the Term Loan, the payoff of their loan was accounted for as debt extinguishment.  Accordingly, a loss on debt extinguishment of $708,000 was recorded, which includes that lender’s portion of unamortized fees and discounts along with prepayment and final payment fees.

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lenders was calculated utilizing the Black-Scholes option pricing model. We are amortizing the resulting additional discount of $949,000 to interest expense over the term of the loan using the effective interest method.  The overall effective interest rate for the Term Loan is 13.86%. The Term Loan is collateralized by the tangible assets of the company, including a security interest in substantially all of its existing and after-acquired assets.

On September 19, 2014, we entered into a Letter Agreement with the Lenders pursuant to which the Lenders waived financial covenant compliance pursuant to the Loan Agreement through October 31, 2014. The Loan Agreement requires the Company to maintain certain minimum cash balances at all times during the term of the Loan Agreement. In exchange for the above waiver, the Company agreed to re-price all 596,553 outstanding warrants issued by the Company to Oxford Finance LLC and Silicon Valley Bank pursuant to the Loan Agreement, with an exercise price per share equal to the lower of (i) the closing price per share of the Company’s common stock on September 30, 2014, or (ii) the average closing price per share of the Company’s common stock for October 1, 2 and 3, 2014.

On September 29, 2014 we entered into a 2nd Amendment to the Loan Agreement with the Lenders Pursuant to the amended Loan Agreement, and we were provided a conditional waiver of principal payments subject to meeting certain capital raise requirements, which we achieved in October. The waiver of principal payments continues through April 1, 2015 and we are then required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through the maturity date.

Additional details relating to the outstanding Term Loan as of December 31, 2014, are presented in the following table:

Origination Date	Original Loan Amount	Interest Rate	Current Monthly Payment*	Original Term	Remaining Principal (Face Value)
June 2013	$27,000,000	9.75%	$203,434	48 Months	$25,038,125

*  Current monthly payment is inclusive of interest only

As of December 31, 2014, the future contractual principal and final fee payments on all of our debt and lease obligations are as follows:

Years Ending December 31,

2015	$7,462,000
2016	10,805,000
2017	8,596,000
Total	$26,863,000

Reconciliation of Face Value to Book Value as of December 31, 2014

Total debt and lease obligations, including final payment fee (Face Value)	$26,863,000
Less: Debt discount	(1,459,000)
Total:	25,404,000
Less: Current portion	(7,363,000)
Long-term obligation	$18,041,000

Our interest expense for the years ended December 31, 2014, 2013 and 2012 was $4,371,000, $3,396,000 and $3,386,000, respectively.  Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $1,220,000, $893,000 and $930,000, respectively, related to the amortization of the debt discount and capitalized loan fees.

12.	Income Taxes

Due to our net losses for the years ended December 31, 2014, 2013 and 2012, and since we have recorded a full valuation allowance against deferred tax assets, there was no provision or benefit for income taxes recorded. There were no components of current or deferred federal or state income tax provisions for the years ended December 31, 2014, 2013 and 2012.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Income tax expense (benefit) at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
Income tax expense (benefit) at state statutory rate	(3.52)%	(3.54)%	(2.79)%
Gain on previously held equity interest in joint venture	0.00%	(7.02)%	0.00%
Mark to market permanent adjustment	(0.37)%	(2.15)%	(0.24)%
Change in valuation allowance	27.12%	80.13%	35.86%
Change in state rate	0.02%	(1.01)%	(8.36)%
Permanent interest adjustments	4.17%	0.00%	0.00%
Debt refinance permanent adjustment	3.92%	0.00%	0.00%
Acquired NOL’s/Intangibles from joint venture	0.00%	(33.40)%	0.00%
Foreign rate differential	0.00%	2.48%	(0.04)%
Other, net	2.66%	(1.49)%	9.57%
	0.00%	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Allowances and reserves	$825,000	$639,000
Accrued expenses	502,000	718,000
Deferred revenue and gain-on-sale	32,000	79,000
Stock based compensation	7,786,000	6,962,000
Net operating loss carryforwards	117,258,000	107,846,000
Income tax credit carryforwards	6,993,000	6,710,000
Property and equipment, principally due to differences in depreciation	926,000	804,000
Other,net	77,000	296,000
	134,399,000	124,054,000
Valuation allowance	(132,583,000)	(122,450,000)

Total deferred tax assets, net of allowance	1,816,000	1,604,000

Deferred tax liabilities:
Intangibles	(1,816,000)	(1,604,000)

Total deferred tax liability	(1,816,000)	(1,604,000)

Net deferred tax assets (liability)	$—	$—

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a full valuation allowance of $132,583,000 as of December 31, 2014 as we do not believe it is more likely than not our net deferred tax assets will be realized. We increased our valuation allowance by approximately $10,133,000 during the year ended December 31, 2014. The valuation allowance includes approximately $579,000 related to stock option deductions, the benefit of which, if realized, will eventually be credited to equity and not to income.

At December 31, 2014, we had federal, and California tax loss carry forwards of approximately $314,349,000, and $187,182,000, respectively, prior to reduction for windfall tax benefits.  The federal and state net operating loss carry forwards begin to expire in 2019 and 2015 respectively, if unused.  At December 31, 2014, we had federal and state tax credit carry forwards of approximately $4,279,000 and $4,113,000, respectively, after reduction for uncertain tax positions.  The Company has not performed a formal reseach and development credit study with respect to these credits.  The federal credits will begin to expire in 2018, if unused, and the state credits carry forward indefinitely.

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

We recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carry forwards resulting from windfall tax benefits.  At December 31, 2014, deferred tax assets do not include $1,262,000 of excess tax benefits from stock-based compensation.

We changed our accounting method of accounting for uncertain tax positions on January 1, 2007.  We had no unrecognized tax benefits as of the date of adoption.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Unrecognized Tax Benefits – Beginning	$1,723,000	$1,394,000	$1,304,000
Gross increases – tax positions in prior period	—	69,000	—
Gross decreases – tax positions in prior period	—	—	—
Gross increase – current-period tax positions	129,000	260,000	90,000
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized Tax Benefits – Ending	$1,852,000	$1,723,000	$1,394,000

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

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses as of December 31, 2014.

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

We implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. We may make discretionary annual contributions to the Plan, which is allocated to the profit sharing accounts based on the number of years of employee service and compensation. At the sole discretion of the Board of Directors, we may also match the participants’ contributions to the Plan. We made no discretionary or matching contributions to the Plan in 2014, 2013 and 2012.

14.	Stockholders’ Equity

Preferred Stock

We have authorized 5,000,000 shares of $0.001 par value preferred stock. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.  There were 13,500 and -0- shares of Series A 3.6% Convertible Preferred Stock issued and 5,311 and -0- shares outstanding as of December 31, 2014 and 2013, respectively.

In October 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company sold a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of the Company’s Series A 3.6% Convertible Preferred Stock, which are convertible into shares of the Company’s common stock with a conversion price of $0.52, and warrants to purchase up to a number of shares of common stock equal to 100% of the conversion shares under the shares of preferred stock, in a registered direct offering. Each warrant has an exercise price of $0.5771 per share, is exercisable six months after the date of issuance and expires five years from the date on which it is initially exercisable. The preferred stock and the warrants were immediately separable and were issued separately. As of December 31, 2014, 8,189 units had been converted into 15,747,000 shares of common stock.

We recorded a dividend of $1.2 million for the year ended December 31, 2014, related to a beneficial conversion feature included in the issuance of our Series A 3.6% Convertible Preferred Stock.  The fair value of the common stock into which the Series A 3.6% preferred stock was convertible on the date of issuance exceeded the proceeds allocated to the preferred stock, resulting in the beneficial conversion feature that we recognized as a dividend to the preferred shareholders and, accordingly, an adjustment to net loss to arrive at net loss allocable to common shareholders.  Certain shares of Series A 3.6% Convertible Preferred Stock were not convertible until shareholder approval, which occurred in January 2015.  As a result, an additional dividend for the beneficial conversion feature of $0.6 million will be recorded during the quarter ended March 31, 2015.

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

In October 2013, we entered into a Common Stock Purchase Agreement with Lorem Vascular for the purchase of 8,000,000 shares at $3.00 per share. The transaction occurred in two separate closings of 4,000,000 shares each. The first closing occurred in November 2013, and the second closing occurred in January 2014. As of December 31, 2013, we received $15,000,000 of the gross proceeds, $12,000,000 for the first closing and $3,000,000 towards the second closing. The balance of $9,000,000 in gross proceeds required to complete the second closing was received in January 2014. In connection with the Common Stock Purchase Agreement, the right to a one time appointment of one member of our Board of directors was granted to Mr. K.T. Lim, Chairman of Lorem Vascular.  Mr. Lim exercised his right to appoint a member to serve on our Board of Directors in June 2014, and Mr. Lim’s appointee, Mr. Ruud Jona, subsequently resigned his appointment to the Board of Directors in July 2014.

In May 2014, we and 47 holders of warrants to purchase a total of 3,156,238 shares of the Company’s common stock, issued in a private offering in May 2009, agreed to extend the expiration date of the warrants from May 14, 2014 to May 14, 2015 and increase the exercise price of the warrants from $2.62 per share to $3.50 per share pursuant to an Amendment to Warrant to Purchase Common Stock. One holder of warrants did not agree to the Amendment, and their warrants, covering 38,500 shares of Common Stock, expired unexercised on May 14, 2014 in accordance with the original terms.

In May 2014, we entered into subscription agreements with certain institutional investors pursuant to which we sold a total of 4,048,584 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $2.47 per unit, in a registered direct offering. Each warrant had an exercise price of $3.00 per share, was exercisable immediately after issuance and expires five years from the date of issuance. The transaction was completed on June 4, 2014 raising approximately $10,000,000 in gross proceeds before deducting any offering expenses or fees payable by us. Under the terms of our Placement Agent Agreement, we granted WBB Securities, LLC warrants to purchase 202,429 shares of common stock. The placement agent warrants have the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $3.09.

In September 2014, the Company and 13 holders of warrants dated June 4, 2014 to purchase a total of 4,032,389 shares of the Company’s common stock agreed to amend the warrants in order to reduce the exercise price from $3.00 per share to $1.00 per share and change the expiration date from June 4, 2019 to September 10, 2014.  The Company received proceeds of approximately $4,033,000 from the exercise of the warrants.  In addition, pursuant to the terms of the amendment, upon each holder’s exercise of all shares for cash prior to the amended expiration date, the Company issued additional warrants for the same number of common shares to the holders.  The additional warrants have an exercise price of $2.00 per share, and are exercisable on the date that is six months and one day from the date of issuance and expire five years from the date of issuance.  For those investors participating in the October 2014 issuance of Series A 3.6% Convertible Preferred Stock, we agreed to reduce the exercise price of 3,384,601 warrants from $2.00 per share to $0.5771 per share, conditioned upon shareholder approval which was obtained in January 2015.

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

The Rights were not exercisable until the Distribution Date and expired on May 29, 2013.

16.	Stock-based Compensation

During 1997, we adopted the 1997 Stock Option and Stock Purchase Plan (the “1997 Plan”), which provides for the direct award or sale of shares and for the grant of incentive stock options (“ISOs”) and non-statutory options to employees, directors or consultants.  The 1997 Plan, as amended, provides for the issuance of up to 7,000,000 shares of our common stock.  The exercise price of ISOs cannot be less than the fair market value of the underlying shares on the date of grant. ISOs can be granted only to employees.  The 1997 Plan expired in October 2007.

During 2004, we adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock through non-qualified stock options, stock appreciation rights, restricted stock units, or restricted stock and cash awards.  The 2004 Plan initially provides for issuance of 3,000,000 shares of our common stock, which number may be cumulatively increased (subject to Board discretion) on an annual basis beginning January 1, 2005, which annual increase shall not exceed 2% of our then outstanding stock.  The 2004 Plan expired in August 2014.

In August 2014, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock in the form of options (incentive or non-qualified), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards other stock-based awards, and deferred compensation awards.  The 2014 Plan initially provides for issuance of 3,975,000 shares of our common stock.  As of December 31, 2014, there are 3,697,000 shares of common stock remaining and available for future issuances under the 2014 Plan, which is exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

Stock Options

Generally, options issued under the 2014 Plan, 2004 Plan or the 1997 Plan are subject to four-year vesting, and have a contractual term of 10 years.  Most options contain one of the following two vesting provisions:

•	12/48 of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or

•	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the year ended December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2014	8,322,289	$4.55
Granted	3,058,190	$1.99
Exercised	(2,667)	$2.62
Expired	(396,328)	$4.14
Cancelled/forfeited	(1,866,136)	$3.45
Balance as of December 31, 2014	9,115,348	$3.93

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2014	9,115,348	$3.93	6.31	$584.4
Vested and expected to vest at December 31, 2014	9,064,341	$3.94	6.30	$560.47
Exercisable at December 31, 2014	6,230,987	$4.70	5.06	$—

The total intrinsic value of stock options exercised was $200, $3,500 and $311,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The fair value of each option awarded during the year ended December 31, 2014, 2013 and 2012 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	Years ended December 31,
	2014	2013	2012
Expected term	6.0 years	6.0 years	5.2 years
Risk-free interest rate	1.86%	1.12%	0.83%
Volatility	77.52%	75.27%	75.63%
Dividends	—	—	—
Resulting weighted average grant date fair value	$1.35	$1.72	$1.96

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

Restricted Stock Awards

Generally, restricted stock awards issued under the 2014 Plan and 2004 Plan are subject to a vesting period that coincides with the fulfillment of service requirements for each award and have a contractual term of 10 years. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date.

A summary of activity for the year ended December 31, 2014 is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2014	106,341	$3.62
Granted	115,808	$2.50
Exercised/Released	(12,200)	$2.80
Cancelled/forfeited	(16,826)	$2.51
Balance as of December 31, 2014	193,123	$3.10

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Balance as of December 31, 2014	193,123	$3.10	8.32
Vested and expected to vest at December 31, 2014	193,123	$3.10	7.21
Exercisable at December 31, 2014	83,641	$3.91	8.32

The following summarizes the total compensation cost recognized for the stock options and restricted stock awards in the accompanying financial statements:

	Years ended December 31,
	2014	2013	2012

Total compensation cost for share-based payment arrangements recognized in the statement of operations (net of tax of $0)	$3,101,000	$3,608,000	$3,904,000

As of December 31, 2014, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $3,944,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.77 years.

Cash received from stock option and warrant exercises and employee stock purchase for the years ended December 31, 2014, 2013 and 2012 was approximately $4,151,000, $225,000 and $1,413,000, respectively.  No income tax benefits have been recorded related to the stock option exercises as the benefits have not been realized in our income tax returns.

To settle stock options and restricted stock awards, we will issue new shares of our common stock.  At December 31, 2014, we have an aggregate of 775,977 shares authorized and available to satisfy option exercises under our plans.

17.	Related Party Transactions

As of December 31, 2014 and 2013, Lorem Vascular was a beneficial owner of more than five percent of our outstanding shares of common stock. During the year ended December 31, 2013, Lorem Vascular purchased Celution® Systems and consumable sets from us for a total of $1,845,000 pursuant to the License/Supply Agreement.

18.	Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented:

	For the three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Product revenues	$1,031,000	$935,000	$518,000	$2,469,000
Gross profit	610,000	169,000	181,000	1,053,000
Development revenues	403,000	356,000	585,000	1,301,000
Operating expenses	(10,560,000)	(11,210,000)	(8,656,000)	(6,669,000)
Other income (expense)	(853,000)	(1,143,000)	(1,495,000)	(1,440,000)
Net loss	$(10,400,000)	$(11,828,000)	$(9,385,000)	$(5,755,000)
Beneficial conversion feature for convertible preferred stock	—	—	—	(1,169,000)
Net loss allocable to common stock holders…	(10,400,000)	(11,828,000)	(9,385,000)	(6,924,000)
Basic and diluted net loss per share	$(0.14)	$(0.15)	$(0.12)	$(0.08)

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Product revenues	$1,392,000	$1,408,000	$1,616,000	$2,706,000
Gross profit	636,000	800,000	685,000	1,580,000
Development revenues	2,366,000	859,000	1,095,000	754,000
Operating expenses	(9,739,000)	(8,022,000)	(10,241,000)	(11,452,000)
Other income (expense)	(930,000)	3,152,000	3,203,000	(923,000)
Net loss	$(7,667,000)	$(3,211,000)	$(5,258,000)	$(10,041,000)
Basic and diluted net loss per share	$(0.11)	$(0.05)	$(0.08)	$(0.14)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-K.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective as of the end of the period covered by this Annual Report.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K based on the criteria set forth in Internal Control - Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on the COSO criteria.  Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting which is included herein.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the material weakness described above.

(d)	Remediation of Material Weakness

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2013, related to the recognition and measurement of revenue in accordance with U.S. generally accepted accounting principles (GAAP). Specifically, our controls did not operate effectively to aggregate and communicate information necessary to (i) verify that the collection of accounts receivable was reasonably assured and (ii) evaluate whether contractual provisions were satisfied in order to recognize revenue.

In order to remediate the material weakness in our internal control over financial reporting, we implemented a remediation plan to improve our systems of disclosure controls and procedures and internal control over financial reporting. This remediation plan included:

1.	reevaluation of our processes for the recognition of revenue,

2.	hiring a qualified individual in Japan with appropriate experience to assist with our review of revenue arrangements and to help facilitate better communication with our Japan subsidiary, and

3.	enhancing our assessment of collectability over our customers to ensure that adequate evidence of collectability is obtained prior to the recognition of revenue. For customers that have not developed an adequate payment history with us and a letter of credit is not in place at the time of the transaction, and assuming all other revenue recognition criteria have been met, we defer revenues until cash is received. Our remediation efforts, including design, implementation and testing continued throughout fiscal year 2014.

Management believes that these steps have remediated the material weakness by improving our systems of disclosure controls and procedures and internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of the seven directors are set forth below (the ages shown are as of March 16, 2015).  All directors are elected annually and serve a one-year term until the next Annual Meeting, or until their respective successors are duly elected.

Directors and Business Experience

Name	Age	Position
David M. Rickey	59	Chairman of the Board of Directors
Marc H. Hedrick, MD	52	President & CEO and Director
Richard J. Hawkins	66	Director
Paul W. Hawran	62	Director
Gary Lyons	63	Director
Tommy G. Thompson	73	Director
Gail K. Naughton, Ph.D.	59	Director

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

Marc H. Hedrick, M.D. was appointed as Chief Executive Officer of the Company in April 2014.  He was appointed as President of the Company in May 2004, and joined us as Chief Scientific Officer, Medical Director and Director in October 2002.  In December 2000, Dr. Hedrick co-founded and served as President and Chief Executive Officer and Director of StemSource, Inc., a company specializing in stem cell research and development, which was acquired by the Company in 2002.  He is a plastic surgeon and is a former Associate Professor of Surgery and Pediatrics at the University of California, Los Angeles (UCLA).  From 1998 until 2005, he directed the Laboratory of Regenerative Bioengineering and Repair for the Department of Surgery at UCLA.  Dr. Hedrick earned his M.D. degree from University of Texas Southwestern Medical School, Dallas and an M.B.A. from UCLA Anderson School of Management.  Dr. Hedrick’s qualifications to sit on our Board of Directors include his experience as a general, vascular and plastic surgeon; his academic appointments and achievements in the life sciences; his executive and managerial experience in stem cell research and scientific product development, and his foundational knowledge, experience and contributions to the specific technology and operations of our company.   In addition, Dr. Hedrick has extensive global experience and familiarity with the cell therapy and regenerative medical industry. On April 2, 2014 the Board of Director’s appointed Dr. Hedrick as Chief Executive Officer.

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

Paul W. Hawran has served as a Director of the Company since February 2005.  Mr. Hawran has held various executive, strategic, financial and operational positions in the health care industry for over 30 years.  Mr. Hawran was a Founder and President and CEO of Ascendant MDx, a molecular diagnostic testing company focused on women’s health care, through June 2013.  Prior to Ascendant MDx, Mr. Hawran was the Chief Financial Officer of Sequenom, Inc., a publicly traded genetics company, from April 2007 to September 2009, served on their Board of Directors from August 2006 to February 2007 and was the Chairman of the Audit Committee of the Board of Directors.  Mr. Hawran also served as a Founder, Executive Vice President and Chief Financial Officer of Neurocrine Biosciences, Inc. from May 1993 through September 2006, and as a Senior Advisor to Neurocrine from September 2006 through April 2007. Neurocrine Biosciences, Inc. is a publicly traded company engaged in pharmaceutical drug development. Mr. Hawran was employed by SmithKline Beecham (now Glaxo SmithKline) from July 1984 to May 1993, most recently as Vice President and Treasurer.  Prior to joining SmithKline in 1984, he held various financial positions at Warner Communications (now Time Warner) involving corporate finance and financial planning and forecasting. Mr. Hawran earned a B.S. in Finance from St. John's University and an M.S. in Taxation from Seton Hall University. He is a Certified Public Accountant (currently inactive) and is a member of the American Institute of Certified Public Accountants.  Mr. Hawran’s qualifications to sit on our Board of Directors include his executive experience in life sciences industries, his extensive experience in strategic and corporate finance and planning, his status as an audit committee financial expert within the meaning of Item 407(d)(5) of SEC Regulation S-K and his service on other public company boards and committees.

Gary A. Lyons has served as a Director of the Company since October 2013. Mr. Lyons has served on the Board of Directors of Neurocrine Biosciences since 1993 and as the President and Chief Executive Officer of Neurocrine from 1993 through January 2008. Prior to joining Neurocrine Biosciences, Mr. Lyons held a number of senior management positions at Genentech, Inc., including Vice President of Business Development and Vice President of Sales. Mr. Lyons currently serves on the Boards of Directors for Rigel Pharmaceuticals, Inc., Vical Incorporated, and KaloBios Pharmaceuticals, Inc. Mr. Lyons was previously a director of PDL BioPharma, Inc., Poniard Pharmaceuticals, Inc., Neurogesx and Facet Biotech Corporation. Mr. Lyons holds a B.S. in marine biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.  Mr. Lyons qualifications to sit on our Board include his executive experience working with life sciences companies, his extensive experience in pharmaceutical business development, his knowledge, understanding and experience in the regulatory development and approval process and his service on other public company boards and committees.

Tommy G. Thompson has served as a Director of the Company since April 2011.  Mr. Thompson was a partner at the law firm of Akin Gump Strauss Hauer & Feld from March 2005 to January 2012.  He served as U.S Department of Health and Human Services Secretary from January 2001 to January 2005, and was Governor of Wisconsin from January 1987 to January 2001.  Mr. Thompson was the Chairman of the Board of Logistics Health, Inc., having been President from February 2005 to January 2011.  Mr. Thompson has served as a Director of C.R. Bard since August 2005; a Director of CareView Communications, Inc. since July 2005; a Director of Centene Corporation since April 2005 and a Director of United Therapeutics Corporation since February 2011.  He also served as Chairman of the Board of AGA Medical Corporation from July 2005 to November 2011.  He is a recipient of the prestigious Horatio Alger Award and has served as chairman of the National Governors’ Association, the Education Commission of the States, and the Midwestern Governors’ Conference. Mr. Thompson received both his B.S. and his J.D. from the University of Wisconsin-Madison and also served in the Wisconsin National Guard and the Army Reserve.  Mr. Thompson’s qualifications to sit on our Board of Directors include his significant experience in the healthcare industry both as a public official and in the private sector; his advocacy of innovative solutions to health care challenges, and his service on other public company boards and committees.

Gail K. Naughton, Ph.D. has served as a Director of the Company since July 2014. Dr. Naughton was the co-founder and co-inventor of the technology at Advanced Tissue Sciences where she held key management positions for more than 15 years, including President, Chief Operating Officer and Director. She also served as the Dean of the College of Business Administration at San Diego State University for nine years. Currently Dr. Naughton serves as the Chief Executive Officer and the Chairman of the Board of Histogen, a regenerative medicine company she founded in 2007. Dr. Naughton has also served on the Board of Directors for CR Bard, Inc. since 2005.  Dr. Naughton holds a B.S. in biology from St. Francis College as well as a Master’s in histology and a Ph.D. in cell biology from New York University Medical Center. She also holds an EMBA from the Anderson School at the University of California, Los Angeles. Dr. Naughton’s qualifications to sit on our Board of Directors include her executive experience working with life sciences companies, her extensive experience in pharmaceutical research and development, her knowledge, understanding and experience in the field of regenerative medicine and her service on other public company boards and committees.

Executive Officers and Business Experience

Name	Age	Position
Marc H. Hedrick, MD	52	President & CEO and Director
Tiago Girão	35	Vice President, Finance & Chief Financial Officer
Steven Kesten	56	Executive Vice President & Chief Medical Officer
Seijiro N. Shirahama	61	President—Asia Pacific

 Tiago Girão was appointed Vice President of Finance and Chief Financial Officer (CFO) in September 2014. Mr. Girão joined Cytori Therapeutics from NuVasive, Inc. where he recently served as International Controller from February 2014 to August 2014. Prior to his International Controller role, he served as Director, Financial Reporting, where he managed a team responsible for all corporate technical accounting and SEC related matters from March 2012 to February 2014. Prior to joining NuVasive, Mr. Girão served as Senior Manager, Assurance at KPMG, Cytori’s independent audit firm from October 2004 to March 2012. Prior to joining KPMG, Mr. Girão was a senior accountant for Ernst & Young in Brazil from October 2000 to August 2004. Mr. Girão is a certified public accountant with 14 years experience in the accounting, finance and reporting for U.S. and public companies and substantial experience in global finance and operations.

Steven Kesten joined Cytori as Executive Vice President and Chief Medical Officer in February 2013. Previously, he served as Vice President and Chief Medical Officer at Uptake Medical from November 2010 – February 2013 and at Boehringer Ingelheim from 2000 – 2010, mostly recently as the vice president, medicine for marketed products for respiratory disease. Prior to that, he served as the medical director of the Rush Advanced Lung Disease and Lung Transplant Program at Rush Presbyterian St. Luke’s Medical Center from 1996 – 1999; in 1995 as the medical director of the Toronto Lung Transplant Program at the University of Toronto; and as a staff pulmonologist at Toronto General Hospital and Toronto Western Hospital from 1989 to 1996. He also served as a faculty member of the University of Toronto and an associate professor of medicine at Rush Medical College. Dr. Kesten received his medical degree and specialty training in internal medicine and pulmonary medicine at the University of Toronto.

Seijiro N. Shirahama was appointed President – Asia Pacific in November 2007. Mr. Shirahama had served as Senior Vice President – Asia Pacific since November 2006, and as Vice President – Asia Pacific, from September 2002 to November 2006. Prior to that, from May 1999 to August 2002, he was President of Touchmetrics K.K., a diagnostic ultrasound firm. He held executive positions with Bristol-Myers Squibb K.K. from April 1997 to October 1998, and from March 1995 until March 1997, was the General Manager for Baxter Biotech Group in Tokyo, Japan. Mr. Shirahama holds a B.A. from Kanagawa University in Yokohama, Japan and an M.A. from the University of San Francisco.There are no family relationships among our officers and directors, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any officer or director was, or is, to be selected as an officer or director.

CORPORATE GOVERNANCE

The Board of Directors held twelve meetings during 2014 and took action via unanimous written consent five times.  The Audit Committee met five times; the Compensation Committee met seven times and took action via unanimous written consent two times; the Governance and Nominating Committee met two times and took action via unanimous written consent once; and the Executive Committee met two times and took action via unanimous written consent two times.

Except for Mr. Lloyd Dean who resigned on November 1, 2014, each member of the Board of Directors attended 75% or more of the aggregate of (i) the total number of Board meetings held during the period of such member’s service and (ii) the total number of meetings of committees of the Board of Directors on which such member served, during the period of such member’s service.

All board members are encouraged to attend our annual stockholders’ meetings in person. Eight of our board members attended last year’s annual stockholders’ meeting.

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

Compensation Committee

The Compensation Committee consists of Mr.Thompson (Chairman), Mr. Hawran and Dr. Naughton. Each of these members is independent as defined by NASDAQ, a “Non-Employee Director” as defined by rule 16b-3(b)(3)(i) of the Securities Exchange Act of 1934, as amended, and an “outside director” as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended.  The Committee Chairman is responsible for setting the Committee’s calendar and meeting agenda.

The Compensation Committee is responsible for developing and implementing compensation programs for our executive officers and other employees, subject only to the discretion of the full Board. More specifically, our Compensation Committee establishes base salary rates for each of the Company’s officers, and administers our 2004 Equity Incentive Plan, our 2014 Equity Incentive Plan, our Executive Management Incentive Compensation Plan, and our 2011 Employee Stock Purchase Plan. This Committee establishes the compensation and benefits for our Chief Executive Officer and other executive officers, and annually reviews the relationship between our performance and our compensation policies as well as assessing any risks associated with our compensation policies. In addition, this Committee reviews and advises the Board concerning regional and industry-wide compensation practices and trends in order to assess the adequacy of our executive compensation programs. The charter of the Compensation Committee has been established and approved by the Board of Directors, and a copy of the charter has been posted on our website at www.cytori.com under Investor Relations – Corporate Governance.

The Compensation Committee has delegated to our CEO the authority to award stock option grants to non-executive employees from a pool of stock options set aside by the Committee from time to time.  Any grant made from such pool to a non-executive employee may not exceed 16,000 shares and all of the grants shall have an exercise price equal to 100% of our Common Stock’s fair market value on the grant date.  We have a written policy that addresses the dates on which it is appropriate to grant such options.  In addition, our CEO:

•	Makes recommendations to the Compensation Committee regarding the base salary, bonus and stock option award levels for our other executive officers; and

•	Provides an annual recommendation to the Compensation Committee regarding overall Company performance objectives for the year and the individual performance objectives of each of our executive officers with respect to our Executive Management Incentive Compensation Plan, and reports to the Compensation Committee on the satisfaction of each such objective.

Our CEO attends some of the meetings of the Compensation Committee upon invitation, but does not participate in the executive sessions of the Compensation Committee.

Audit Committee

During 2014, Mr. Hawran (Chairman), Mr. Thompson and Mr. Hawkins were the members of our Audit Committee.  The Audit Committee is comprised solely of independent directors, as defined by NASDAQ.  The Board of Directors has determined that Mr. Hawran is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.  The charter of the Audit Committee has been established and approved by the Board of Directors, and a copy of the charter has been posted on our website at www.cytori.com under Investor Relations – Corporate Governance.

The Audit Committee selects our auditors, reviews the scope of the annual audit, approves the audit fees and non-audit fees to be paid to our auditors, and reviews our financial accounting controls with the staff and the auditors.  The Audit Committee is also charged with review and oversight of management’s enterprise risk management assessment.

Governance and Nominating Committee

Mr. Hawkins (Chairman), Mr. Dean, and Mr. Lyons comprised the members of our Governance and Nominating Committee in 2014. Mr. Dean resigned from the Committee as well as from the Board of Directors effective November 1, 2014. Dr. Naughton joined the Governance and Nominating Committee in January 2015. Currently, the Governance and Nominating Committee consists of Mr. Hawkins, Mr. Lyons, and Dr. Naughton.

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

Executive Committee

In 2014, the Executive Committee consisted of Dr. Hedrick, Mr. Rickey, Mr. Hawkins, and Mr. Hawran, and Mr. Thompson.

The Executive Committee is responsible to evaluate and approve the material terms of any financing transactions or business transactions as well as to authorize and approve the issuance of stock and/or other equity securities. The Executive Committee also would be able to act on behalf of the full Board in urgent or exigent circumstances wherein it would be very difficult or impossible to assemble the full Board between regularly scheduled meetings. The Sub-Committee of the Executive Committee, consists of Chairman of the Board and the CEO, has the authority to approve corporate expenditures presented by Management in excess of $250,000 up to a maximum of $1,000,000 for a single corporate transaction.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of December 31, 2014, the Compensation Committee consisted of Mr. Thompson (Chairman), Dr. Naughton, and Mr. Hawran, each of whom is an independent director and none of whom is a current or former employee of the Company. None of our executive officers served as a director or member of the Compensation Committee or any Board committee performing equivalent functions for another entity that has one or more executive officers serving on our Board of Directors.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons or entities who own more than ten percent of our common stock, to file with the SEC reports of beneficial ownership and changes in beneficial ownership of our common stock.  Those directors, officers, and stockholders are required by regulations to furnish us with copies of all forms they file under Section 16(a).  Based solely upon a review of the copies of such reports furnished to us and written representations from such directors, officers, and stockholders, we believe that all such reports required to be filed during 2014 were filed on a timely basis.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide stockholders with an understanding of our compensation philosophy and objectives as well as the analysis that we performed in setting executive compensation. It discusses the Compensation Committee’s determination of how and why, in addition to what, compensation actions were taken during the last fiscal year for each person serving as our chief executive officer and our chief financial officer during 2014, and the three other most highly compensated executive officers who were serving as such at the end of 2014.

Our named executive officers for fiscal year 2014 were Christopher J. Calhoun, our former Chief Executive Officer (retired July 2014); Marc H. Hedrick, our President and Chief Executive Officer; Mark E. Saad, our former Chief Financial Officer (resigned August 2014); Tiago Girão, our current Financial Officer (joined the Company in September 2014); Steven Kesten, our Executive Vice President and Chief Medical Officer; and Clyde W. Shores, our former Executive Vice President Marketing & Sales (resigned November 2014), and Seijiro Shirahama, our President of AsiaPacific.

These individuals are collectively referred to in this discussion as the “named executive officers” because they are named in the compensation tables included in this Form 10-K. Investors are encouraged to read this discussion in conjunction with the compensation tables and related notes, which include more detailed information about the compensation of the named executive officers for 2014 as well as prior years.

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

Executive Compensation
In the process of determining compensation for our named executive officers (NEOs), the Committee considers the current financial position of the Company, the strategic goals of the Company and the performance of our executives. The Committee also benchmarks the various components (described below) of our compensation program for executives to compensation paid by other public companies in our defined peer group, compensation data from Radford Global Life Sciences Survey, historical review of all executive officer compensation, and recommendations from our CEO (other than for his own salary). From time to time the Committee engages the services of outside compensation consultants. The Committee has the sole authority to select, compensate and terminate its external advisors.

The Committee utilizes the following components of compensation (described further below) to strike an appropriate balance between promoting sustainable and excellent performance and discouraging any inappropriate short-sighted risk-taking behavior:

•	Base Salary;

•	Annual short-term performance–based cash incentives (The Executive Management Incentive Compensation Plan);

•	Long-term equity compensation in the form of Stock Options;

•	Short-term equity compensation in the potential forms as allowed by our respective 2004 Equity Incentive Plan and 2014 Equity Incentive Plan, including time, and performance vested restricted stock awards or units;

•	Personal benefits and perquisites; and

•	Change in control and severance agreements.

Base Salary

In determining base salary for our executives the Committee considers the factors mentioned above, but base salaries are also designed to account for internal equity, length and depth of experience and the complexity and importance of roles and responsibilities.

In October, 2013, the Committee approved the engagement of Barney & Barney LLC as compensation consultants. Their engagement was specifically to review the Company’s peer group and to provide recommendations to strengthen the peer group used for market assessment of compensation. A prospective list of potential peer companies was generated and along with the current peer list; all were assessed for appropriateness of inclusion based on: industry sector; stage of commercialization; location; company revenue; market capitalization; and number of employees. Based on a result of this analysis, the Committee resolved to adopt the peer group as shown in the table below.

Company	Market Capitalization as of October 14, 2013
Arena Pharmaceuticals	$953.8 Million
Athersys	$109.5 Million
AVEO Pharmaceuticals	$110.6 Million
BioCryst Pharmaceuticals	$386.6 Million
Cell Therapeutics	$218.9 Million
Cytokinetics	$206.6 Million
Dyax	$718.4 Million
Dynavax Technologies	$214.2 Million
Geron	$396.2 Million
Hansen Medical	$138.2 Million
Immunomedics	$448.7 Million
Ligand Pharmaceuticals	$971.3 Million
NeoStem	$188.1 Million
Neurocrine Biosciences	$688.7 Million
Novavax	$627.4 Million
Osiris Therapeutics	$594.2 Million
Pain Therapeutics	$126.3 Million
Peregrine Pharmaceuticals	$222.2 Million
Rigel Pharmaceutics	$296.4 Million
Sangamo BioSciences	$605.5 Million
Solta Medical	$170.7 Million
StemCells	$59.1 Million
Ziopharm Oncology	$375.9 Million

Also in October 2013, the Committee benchmarked each executive’s base salary and target bonus to the comparable positions in the 2013 Radford Global Life Sciences Survey, generally targeting the 50th – 60th percentile and the base salary and bonus of the top five officers was also benchmarked against compensation in our peer companies. The Committee additionally reviewed each executive’s year to date performance progress in relation to the 2013 Executive Management Incentive Compensation Plan (see further discussion below), the salary history for each of the executives, and Mr.Christopher Calhoun’s (our former CEO) recommendations for compensation for each of the officers of the Company below the level of the top three executives (CEO, President, CFO).  Based on the Committee’s review of the various factors mentioned above, the Committee chose not to adjust the base salaries of the executives, and their base salaries remained as follows:  Mr. Calhoun at $467,900; Dr. Hedrick at $406,628 (whose salary was increased to $450,000 in April 2014 upon his appointment to CEO); Mr. Saad at $389,917; Mr. Shores at $334,750; and Dr. Kesten at $400,000. In September 2014, Mr. Girão joined the Company as Vice President of Finance and Chief Financial Officer. Mr. Girão’s salary was set at $240,000.

In October 2014, the Committee approved the engagement of Barney & Barney LLC to review the Company’s peer group and to provide recommendations to strengthen the peer group used for market assessment of compensation. A prospective list of potential peer companies was generated and along with the current peer list; all were assessed for appropriateness of inclusion based on: industry sector; developmental stage; location; and company revenue, market capitalization, and number of employees. Based on a result of this analysis, the Committee resolved to adopt the peer group as shown in the table below.

Company	Market Capitalization as of September 18, 2014
Aastrom Biosciences	$21.5 Million
Arqule	$72.8 Million
Athersys	$112.1 Million
AVEO Pharmaceuticals	$61.7 Million
CTI Biopharma	$400.3 Million
Cytokinetics	$141.7 Million
Dynavax Technologies	$357.5 Million
Fibrocell Science	$111.5 Million
Geron	$362.4 Million
Hansen Medical	$138 Million
Immunomedics	$302.6 Million
NeoStem	$183.3 Million
Neuralstem	$283.1 Million
Osiris Therapeutics	$451.2Million
Pain Therapeutics	$173.9 Million
Peregrine Pharmaceuticals	$251.3 Million
Rigel Pharmaceuticals	$196.7 Million
Senomyx	$378.2 Million
StemCells	$97.5 Million
Stereotaxis	$49.8 Million
Verastem	$248.6 Million
Vical	$102.8 Million
Ziopharm Oncology	$300.2 Million
Zogenix	$170.7 Million

After review of the benchmark data, discussion of each executive’s performance, with input from Mr. Calhoun (except for his own performance), the Committee decided to make no adjustments to base salaries or target bonus percentages.

	2014 Base Salary	Target Bonus %
Dr. Hedrick	$406,628 (increased to $450,000 upon appointment to CEO in April 2014)	40% (Increased to 45% upon appointment to CEO)
Mr. Girão	$240,000	30%
Dr. Kesten	$400,000	25%
Mr. Shirahama (1)	$366,978	25%
Mr. Shores(2)	$329,469	30%
Mr. Calhoun(3)	$467,900	50%
Mr. Saad(4)	$389,917	35%

(1)	Mr. Shirahama’s salary is in Japanese Yen. His base salary was calculated using the average exchange rate over the year.
(2)	Mr. Shores resigned from the Company effective November 2014.
(3)	Mr. Calhoun retired as Chief Executive Officer effective April 2, 2014 and agreed to serve as Managing Director for a transition period beginning April 2, 2014 through July 1, 2014 to facilitate the orderly transfer of responsibilities
(4)	Mr. Saad resigned from the Company effective August 2014.

Executive Management Incentive Compensation Plan

Our Compensation Committee adopted the Cytori Therapeutics Executive Management Incentive Compensation Plan (the EMIC) to increase the performance-based component of our executives’ compensation by linking their bonus payments to achievement of shorter term performance goals. Target bonuses are reviewed annually and established as a percentage of the executive’s base salary, generally based upon seniority of the officer and targeted at or near the median of the peer group and survey data described above. Each year the Committee establishes corporate and individual objectives and respective target percentages, taking into account recommendations from the CEO as it relates to executive positions other than the CEO’s compensation. Objectives for Dr. Hedrick were set by the Committee in 2014 to align with the overall corporate objectives. After fiscal year-end the CEO provided the Committee with a written evaluation showing actual performance as compared to the objectives, and the Committee uses that information, along with the overall corporate performance, to determine what percentage of each executive’s bonus target will be paid out as a bonus for that year. Overall, we attempt to set the corporate and individual functional goals to be highly challenging yet attainable. Our corporate financial objectives are intended to be more difficult to achieve than our actual expected results, such that their attainment would require exceptional performance and dedication from our management team.

For 2014, the general corporate objectives were determined by the Committee to account for 100% of the objectives for Dr. Hedrick, and weight of 50% of the overall target bonus amounts for each of our other named executive officers. The general Company objectives were as follows:

o	Financial Objectives
o	Manage operating loss to specified objectives
o	Achieve 2014 year end cash objectives
o	Clinical Development Objectives

o	Complete ATHENA I and ATHENA II trial and enrollment objectives
o	Identify new pipeline opportunities with development plans and budget for project initiation ready by year-end
o	Complete clinical partnership trial objectives

o	Government Contracting and Development Objectives
o	Transfer specified manufacturing to EU facility
o	Obtain BARDA funding to specified targets

o	Business Development Objectives
o	Bring licensing opportunity to term-sheet
o	Obtain certificate of foreign governments and CFDA class 1 approval
o	Research Sales and Marketing
o	Achieve specified product revenue targets
o	Develop operating plans for regional profitability in 2015.

The individual following named executive officers’ objectives expanded upon their particular function in the overall corporate objectives and were to be weighted as 50% of their respective target bonus amounts.

Mr. Saad’s individual objectives included:
•	Corporate cash burn reduction objectives
•	Capitalization objectives
•	Cash deal objectives
•	Investor relations objectives
•	Vendor cost reduction targets
•	Finance and accounting process improvement objectives
•	Compliance and reporting objectives
•	Bringing at least one substantive partnership to late stage discussion

Dr. Kesten’s individual objectives included:
•	Enrollment and/or Initiation goals for ATHENA I & ATHENA II, Development of new pipeline indications
•	Business development objectives

Mr. Shores’ individual objectives included:
•	Revenue goal to specified targets
•	Achieve overall gross margin and consumable utilization objectives
•	Development of new pipeline indications

Mr. Shirahama’s individual objectives included:
•	Achieve research sales and operational profitability objectives
•	Achieve business development deal objectives
•	Regulatory and clinical objectives

Mr. Girão joined the company in September 2014 and thus did not participate in the formal 2014 EMIC plan.

The 2014 target bonus as a percentage of annual base salary for each named executive officer was: 45% for Dr. Hedrick; 25% for Dr. Kesten; and 25% for Mr. Shirahama. The Committee, in its January 2015 meeting, evaluated our progress in 2014 as compared to overall the corporate objectives in the 2014 EMIC Plan described above. The Committee evaluated the overall results and then evaluated the progress of each executive officer towards their own functional objectives and the results are tabulated in the table below:

Officer and Position	Target Bonus as a % of Salary		% of Target Bonus Awarded		Bonus Awarded as a % of Salary		Amount of 2014 Bonus Paid in 2015(6)

Marc H. Hedrick, President & CEO	45%		90%		40.5%		$182,250
Tiago M. Girão, (1) Chief Financial Officer	30%		33%		9.9%		$25,000
Steven Kesten Executive Vice President & Chief Medical Officer	25%		63.8%		15.9%		$63,750
Seijiro Shirahama(2) President- Asia Pacific	25%		55%		13.8%		$50,460
Clyde Shores, (3) Former Executive Vice President Marketing & Sales	N/	A	N/	A	N/	A	N/	A
Christopher J. Calhoun, (4) Former Chief Executive Officer	N/	A	N/	A	N/	A	N/	A
Mark Saad, (5) Former Chief Financial Officer	N/	A	N/	A	N/	A	N/	A

(1)	Mr. Girão did not formally participate in the 2014 EMIC program, but the Committee, in its discretion awarded Mr. Girão a $25,000 bonus.
(2)	Mr. Shirahama’s bonus was determined by the Committee as 13.8% of his base salary in US Dollars using the 2014 average annual foreign exchange rate.
(3)	Mr. Shores resigned from the Company effective November 2014, therefore his EMIC bonus determination is not applicable.
(4)	Mr. Calhoun retired as Chief Executive Officer effective April 2, 2014 , therefore his EMIC determination bonus is not applicable.
(5)	Mr. Saad resigned from the Company effective August 2014, therefore his EMIC bonus determination is not applicable.
(6)	The 2014 bonus has not been paid as of February 28, 2015. The bonus will be paid in quarterly installments starting April 1, 2015.

Long-Term Equity Compensation

We designed our long-term equity grant program to further align the interests of our executives with those of our stockholders and to reward the executives’ longer-term performance. Historically, the Committee has granted individual option grant awards, although from time-to-time, to further increase the emphasis on compensation tied to performance, the Committee may grant other equity awards as allowed by either the 2004 Equity Incentive Plan or the 2014 Equity Incentive Plan. The Committee grants stock options, restricted stock, or restricted stock units based on its judgment as to whether the complete compensation packages to our executives, including prior equity awards, are sufficient to retain and incentivize the executives and whether the grants balance long-term vs. short-term compensation. The Committee also considers our overall performance as well as the individual performance of each NEO, and the potential dilutive effect of restricted stock awards, and the dilutive and overhang effect of the option grant awards, and recommendations from the CEO (other than with respect to his own option grants or restricted stock awards).

Our customary practice is to grant long-term equity compensation to the executives at the regularly-scheduled Compensation Committee meeting in the first quarter of the year, or as executive new hires are made or promotions granted. The Compensation Committee meeting dates are not related to dates for release of Company information. Stock options are granted with an exercise price equal to the fair market value of our Common Stock on the date of grant and restricted stock is awarded at the fair market value on the date of award. In April 2014, the Committee granted the following stock options to the NEOs:

Officer	Stock options at fair market value($2.38)
Dr. Hedrick	285,000
Dr. Kesten	140,000
Mr. Shirahama	100,000
Mr. Shores(1)	120,000
Mr. Saad(2)	170,000

(1)	Mr. Shores resigned from the Company effective November 2014, therefore his EMIC bonus determination is not applicable.
(2)	Mr. Saad resigned as CFO in August 2014.

Stock options are granted with an exercise price equal to the fair market value of our Common Stock on the date of grant and restricted stock is awarded at the fair market value on the date of award. In August 2014, the Committee granted the following stock options as part of a one-time special grant to the NEOs:

Officer	Stock options at fair market value($1.40)
Dr. Hedrick	100,000
Dr. Kesten	90,000
Mr. Shirahama	50,000
Mr. Shores(1)	50,000

(1)	Mr. Shores resigned from the Company effective November 2014, therefore his EMIC bonus determination is not applicable.

When Mr. Girão joined the Company in September 2014, he was granted 150,000 options at fair market value ($1.36) on September 2, 2014, which would vest 1/48th  each month thereafter, subject to a one year cliff from his date of hire.

These grants represented an increase over 2013 grants, reflecting our increased focus on option-based compensation at above fair market value. You can find more information regarding these grants by referring to our Grants of Plan-Based Awards table on page 91.

Short-Term Equity Compensation

No short term equity was granted to Executives in fiscal year 2013 or 2014.

Personal Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts, 401(k), and Employee Stock Purchase Program (ESPP). These plans are available to all full-time employees. In keeping with our philosophy to provide total compensation that is competitive within our industry we offer limited personal benefits and perquisites to executive officers that include supplemental long-term disability insurance. We also provided a supplemental life insurance policy for Dr. Hedrick. You can find more information on the amounts paid for these perquisites in our 2014 Summary Compensation Table.

Company Acquisition / Post-Termination Compensation

The Company has entered into individual change of control agreements (the CIC Agreements) with  Dr. Hedrick, Mr. Girão,  Dr. Kesten, and Mr. Shirahama. The CIC Agreements provide for certain severance benefits to be paid to each of these executives in the event of his involuntary termination without cause, or due to the executive’s resignation for good reason (including the Company’s material breach of its obligations, material reduction in duties, responsibilities, compensation or benefits, or relocation by more than 30 miles without prior consent), provided such termination or resignation occurs in connection with an acquisition of the Company. Upon such termination or resignation in the event of an acquisition, Dr. Hedrick would receive a lump sum payment of 18 times his monthly base salary, and 18 times his monthly COBRA payments, and Mr. Girão, Dr. Kesten, and Mr. Shirahama would each receive a lump sum payment of 12 times their monthly base salary, and 12 times their monthly COBRA payments. Notwithstanding the foregoing, these executives’ employment may be terminated for cause (including extended disability, repudiation of the CIC Agreement, conviction of a plea of no contest to certain crimes or misdemeanors, negligence that materially harms the company, failure to perform material duties without cure, drug or alcohol use that materially interferes with performance, and chronic unpermitted absence) without triggering an obligation for the Company to pay severance benefits under the CIC Agreements.

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

2014 Summary Compensation Table

The following table sets forth information concerning compensation earned for services rendered to us by the NEOs:

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)
Name and Principal Position	Year	Salary		Stock Awards(1)		Option Awards(2)		Non- Equity Incentive Plan Comp. (3)		All Other Comp-ensation		Total
Marc H. Hedrick, President and Chief	2014	$437,350		—		$554,307		$182,250		—	(4)	$1,173,907
Executive Officer (PEO)	2013	$406,627		—		$465,869		$89,133		—	(4)	$961,629
	2012	$406,627		$212,764	(12)	$241,998		$76,446		—	(4)	$937,835	(8)
Tiago M. Girão,	2014	$79,080		—		$137,561		$50,000	(5)	—		$266,641
VP of Finance and Chief Financial	2013	—		—		—		—		—		—
Officer (PFO)(15)	2012	—		—		—		—		—		—
Steven Kesten, M.D., Executive Vice	2014	$400,000		—		$310,888		$63,750		—	(4)	$774,638
President and Chief Medical Officer	2013	$333,333		—		$271,174		$113,880		$68,401	(6)	$786,788
	2012	—		—		—		—		—		—
Seijiro Shirahama,	2014	$366,978	(7)	—		$208,574		$50,460		—	(4)	$626,012	(8)
President- Asia Pacific	2013	$371,808	(7)	—		$211,758		$24,528		—	(4)	$608,094
	2012	$454,432	(7)	$178,278	(12)	$84,173		$82,843		—	(4)	$779,726
Clyde W. Shores,	2014	$302,013		—		$240,847	(11)	—		$25,344	(10)	$568,204
Former Executive Vice President	2013	$329,469		—		$254,110		$25,237		$35,000	(10)	$643,816
Marketing & Sales(9)	2012	$329,469		$178,278	(12)	$84,173		$65,276		$44,400	(10)	$701,596
Christopher J. Calhoun, Former	2014	$427,406		—		—		—		$129,576	(14)	$556,982
Chief Executive Officer (13)	2013	$467,900		—		$635,276		$82,467		—	(4)	$1,185,643
	2012	$467,900		$293,260	(12)	$483,996		$109,956		—	(4)	$1,355,112	(8)
Mark E. Saad,	2014	$304,433		—		$274,314	(16)	$—		—	(4)	$578,747
Former Chief Financial Officer(15)	2013	$389,917		—		$381,165		$35,660		—	(4)	$806,742
	2012	$389,917		$184,040	(12)	$84,173		$64,141		—	(4)	$722,271	(8)

(1)	This column represents the dollar amount of the aggregate grant date fair value of stock awards, computed in accordance with FASB ASC Topic 718. For information relating to the assumptions made by us in valuing the stock awards made to our named executive officers in 2015, refer to Note 16 to our audited consolidated financial statements.

(2)	This column represents the dollar amount of the aggregate grant date fair value of awards, computed in accordance with FASB ASC Topic 718. For information relating to the assumptions made by us in valuing the option awards made to our named executive officers in 2015, refer to Note 16 to our audited consolidated financial statements.

(3)	The amounts in column (f) reflect the cash awards under our EMIC Plan, which is discussed in further detail in the CD&A under the heading “2015 NEO Compensation – Executive Management Incentive Compensation Plan.”

(4)	Dollar value of the Named Executive Officer’s perquisites and other personal benefits was less than $10,000 for the year reported.

(5)	Includes sign-on bonus ($25,000).

(6)	All Other Compensation for Dr. Kesten who was hired 2/26/2013 includes a relocation allowance ($68,401).

(7)	We pay Mr. Shirahama in Japanese Yen. During 2012, 2013, and 2014 his salary was recorded at the average exchange rate over the year.

(8)	Includes the value of RSA grants that did not vest in the timeframe required by the grants and therefore terminated in their entirety.

(9)	Mr. Shores resigned from the Company effective November 2014.

(10)	All Other Compensation for Mr. Shores include relocation allowance ($44,400) for 2012, additional relocation allowance ($35,000) for 2013 and severance ($24,344) for 2014.

(11)	Options awards were cancelled due to resignation.

(12)	On January 26, 2012, the Compensation Committee granted Restricted Stock Awards as well as Performance based RSAs with performance vesting requirement. In 2013, the Compensation Committee determined that one of the performance milestones was achieved and authorized to continue vesting the shares allocated to this milestone. The Compensation Committee used its discretion to continue vesting a portion of the awards allocated to the milestones that were not achieved by December 31, 2012.

(13)	Mr. Calhoun retired as Chief Executive Officer effective April 2, 2014 and agreed to serve as Managing Director for a transition period beginning April 2, 2014 through July 1, 2014 to facilitate the orderly transfer of responsibilities. From July 2, 2014 to September 29, 2014 Mr. Calhoun continued as a non-Board member Management Director with select Business Development responsibilities.

(14)	All Other Compensation for Mr. Calhoun severance of $129,576 for 2014.

(15)	Mr. Saad resigned as CFO in August 2014, and Mr. Girão joined the Company as Vice President Finance & Chief Financial Officer in September 2014.

(16)	Mr. Saad entered into a consulting services agreement on August 13, 2014. This agreement forfeited 170,000 vested options and 185,000 unvested options. The remaining unvested options continued to vest for the duration of the contract services; the remaining vested options continue to remain eligible for exercise. The fair value was decreased from $1.61 to $0.00 due to option modification revaluation at date of termination.

2014 Grants of Plan-Based Awards

The following table sets forth information regarding grants of stock and option awards made to our Named Executive Officers during fiscal 2014:

(a)	(b)	(c-e)				(f)	(g)	(h)		(i)		(j)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards		Market Price on Date of Grant		Full Grant Date Fair Value of Stock and Option Awards
Named Officers	Grant	Thre-shold	Target		Maxi-mum
	Date	($)	($)		($)	(#)	(#)	($/Sh)		($/Sh)		($)(2)

Marc H. Hedrick, President and Chief Executive Officer	04/11/2014 08/21/2014	– –	$202,500 –		– –	– –	285,000 100,000	$ $	2.38 1.40	$ $	2.38 1.40	$ $	459,885 94,422
Tiago M. Girão, VP of Finance Chief Financial Officer	09/02/2014	–	$78,000		–	–	150,000		$1.36		$1.36		$137,561
Steven Kesten, M.D., Executive Vice President and Chief Medical Officer	04/11/2014 08/21/2014	– –	$100,000 –		– –	– –	140,000 90,000	$ $	2.38 1.40	$ $	2.38 1.40	$ $	225,908 84,979
Seijiro Shirahama, President- Asia Pacific	04/11/2014 08/21/2014	– –	$91,745 –	(3)	– –	– –	100,000 50,000	$ $	2.38 1.40	$ $	2.38 1.40	$ $	161,363 47,210
Clyde W. Shores, Former Executive Vice President Marketing & Sales(4)	04/11/2014 08/21/2014	– –	– –		– –	– –	120,000 50,000	$ $	2.38 1.40		$2.38 1.40	$ $	193,636 47,211
Christopher J. Calhoun, Former Chief Executive Officer(5)	–	–	–		–	–	–		–		–		–
Mark E. Saad, Former Chief Financial Officer(6)	04/11/2014	–	–		–	–	170,000		$2.38		$2.38		$274,317

(1)	Amounts reported represent the target cash bonus amounts that could have been earned under the EMIC, as described under the heading Compensation Discussion & Analysis - Executive Compensation” above.

(2)	Computed in accordance with FASB ASC Topic 718. Refer to Note 16 to our audited consolidated financial statements regarding assumptions underlying valuation of equity awards.

(3)	Mr. Shirahama’s Estimated Future Payouts Under Non-Equity Incentive Plan Awards is based in US Dollars using the 2014 average annual foreign exchange rate.

(4)	Mr. Shores resigned from the Company effective November 2014.

(5)	Mr. Calhoun retired as Chief Executive Officer effective April 2, 2014 and agreed to serve as Managing Director for a transition period beginning April 2, 2014 through July 1, 2014 to facilitate the orderly transfer of responsibilities.

(6)	Mr. Saad resigned from the Company effective August 2014.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The stock options granted to the NEOs in April 2014 have an exercise price of $2.38 and $1.40 for the options granted in August 2014.  Exercise prices for the options granted in April 2014 and August 2014 are determined by the closing sale price of the Company’s common stock on NASDAQ on the date of grant. The April 2014 option awards have a contractual term of ten years and vest in equal monthly installments over a period of four years, subject to the NEO’s continued service to the Company. The August 2014 option awards have a contractual term of ten years and vest over two years, with 50% cliff-vesting on August 21, 2015 and 50% vesting on August 21, 2016, subject to remaining an employee of the Company.

Outstanding Equity Awards at December 31, 2014

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Option Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- Exercisable(2)	Option Exercise Price ($)	Option Ex- piration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Marc H. Hedrick, President and Chief Executive Officer	2/2/2005 1/24/2006 2/26/2007 1/31/2008 1/29/2009 2/5/2010 1/27/2011 1/26/2012 1/31/2013 1/31/2013 4/11/2014 8/21/2014	70,000 70,000 50,000 60,000 75,000 110,000 53,853 83,854 87,847 43,924 47,500 —	— — — — — — 1,147 31,146 95,486 47,843 237,500 100,000(6)	$3.12 $7.04 $5.44 $5.14 $4.80 $6.71 $5.57 $3.44 $2.74 $5.00 $2.38 $1.40	2/2/2015 1/24/2016 2/26/2017 1/31/2018 1/29/2019 2/5/2020 1/27/2021 1/26/2022 1/31/2023 1/31/2023 4/11/2024 8/21/2024	— — — — — — — — — — — —	— — — — — — — — — — — —
Tiago M. Girão, VP of Finance Chief Financial Officer	9/2/2014	—	150,000	$1.36	9/2/2024	—	—
Steven Kesten, M.D., Executive Vice President and Chief Medical Officer	1/31/2013 4/11/2014 8/21/2014	72,354 23,333 —	78,646 116,667 90,000(6)	$2.74 $2.38 $1.40	1/31/2023 4/11/2024 8/21/2024	— — —	— — —
Seijiro Shirahama, President- Asia Pacific	2/2/2005 12/08/2005 1/24/2006 2/26/2007 11/15/2007 1/31/2008 1/29/2009 2/5/2010 1/27/2011 1/26/2012 1/31/2013 1/31/2013 4/11/2014 8/21/2014	35,000 50,000 35,000 30,000 25,000 55,000 65,000 95,000 46,510 29,167 39,930 19,965 16,667 —	— — — — — — — — 990 10,833 43,403 21,702 83,333 50,000(6)	$3.12 $6.86 $7.04 $5.44 $5.35 $5.14 $4.80 $6.71 $5.57 $3.44 $2.74 $5.00 $2.38 $1.40	2/2/2015 12/08/2015 1/24/2016 2/26/2017 11/15/2017 1/31/2018 1/29/2019 2/5/2020 1/27/2021 1/26/2022 1/31/2023 1/31/2023 4/11/2024 8/21/2024	— — — — — — — — — — — — — —	— — — — — — — — — — — — — —
Clyde W. Shores, Former Executive Vice President Marketing & Sales(3)	5/19/2011 1/26/2012 1/31/2013 1/31/2013 4/11/2014	72,187 28,333 43,750 21,875 17,500	— — — — —	$5.37 $3.44 $2.74 $5.00 $2.38	5/19/2021 1/26/2022 1/31/2023 1/31/2023 4/11/2024	— — — — —	— — — — —
Christopher J. Calhoun, Former Chief Executive Officer(4)	2/2/2005 1/24/2006 2/26/2007 1/31/2008 1/29/2009 2/5/2010 1/27/2011 1/26/2012 1/31/2013 1/31/2013	100,000 100,000 70,000 85,000 100,000 150,000 67,186 148,542 250,000 49,479	— — — — — — — — — —	$3.12 $7.04 $5.44 $5.14 $4.80 $6.71 $5.57 $3.44 $2.74 $5.00	2/2/2015 1/24/2016 2/26/2017 1/31/2018 1/29/2019 2/5/2020 1/27/2021 1/26/2022 1/31/2023 1/31/2023	— — — — — — — — — —	— — — — — — — — — —
Mark E. Saad, Chief Former Financial Officer(5)	1/24/2006 2/26/2007 1/31/2008 1/29/2009 1/27/2011 1/26/2012 1/31/2013 1/31/2013 4/11/2014	70,000 50,000 55,000 70,000 48,958 29,167 71,875 35,937 28,333	— — — — 1,042 10,833 78,125 39,063 141,667	$7.04 $5.44 $5.14 $4.80 $5.57 $3.44 $2.74 $5.00 $2.38	1/24/2016 2/26/2017 1/31/2018 1/29/2019 1/27/2021 1/26/2022 1/31/2023 1/31/2023 4/11/2024	— — — — — — — — —	— — — — — — — — —

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options.

(2)	Generally, awards issued under the 1997 or 2004 plans are subject to four-year vesting, and have a contractual term of 10 years. Awards presented in this table contain one of the following two vesting provisions:

•	25% of a granted award vests after one year of service, while an additional 1/48 of the award vests at the end of each month thereafter for 36 months, or

•	1/48 of the award vests at the end of each month over a four-year period.

(3)	Mr. Shores resigned from the Company effective November 2014.

(4)	Mr. Calhoun retired as Chief Executive Officer effective April 2, 2014 and agreed to serve as Managing Director for a transition period beginning April 2, 2014 through July 1, 2014 to facilitate the orderly transfer of responsibilities.

(5)	Mr. Saad resigned from the Company effective August 2014, per his separation agreement his options will continue to vest 12 months after resignation date.

(6)	The August 2014 grant schedule is, 50% of granted award vests after one year of service and the additional 50% on the second anniversary of the grant.

 2014 Option Exercises and Stock Vested

The following table sets forth information regarding options exercised and shares of common stock acquired upon vesting by our Named Executive Officers during the fiscal ended December 31, 2014:

(a)	(b)	(c)	(d)	(e)

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)

Marc H. Hedrick, President & Chief Executive Officer	—	—	21,373	$62,623
Tiago M. Girão, VP of Finance Chief Financial Officer	—	—	—	—
Steven Kesten, M.D., Executive Vice President and Chief Medical Officer	—	—	—	—
Seijiro Shirahama, President- Asia Pacific	—	—	—	—
Clyde W. Shores, Former Executive Vice President Marketing & Sales(3)	—	—	18,458	$54,082
Christopher J. Calhoun, Former Chief Executive Officer (4)	—	—	29,145	$85,395
Mark E. Saad, Former Chief Financial Officer(5)	—	—	19,430	$56,930

(1)	Represents time based restricted stock awards that vested on January 10, 2014.

(2)	The fair market value on January 10, 2014 was $2.93. Computed in accordance with FASB ASC Topic 718. Refer to Note 16 to our audited consolidated financial statements regarding assumptions underlying valuation of equity awards.

(3)	Mr. Shores resigned from the Company effective November 2014.

(4)	Mr. Calhoun retired as Chief Executive Officer effective April 2, 2014 and agreed to serve as Managing Director for a transition period beginning April 2, 2014 through July 1, 2014 to facilitate the orderly transfer of responsibilities

(5)	Mr. Saad resigned from the Company effective August 2014, per his separation agreement his options will continue to vest 12 months after resignation date.

Pension Benefits

We did not have a pension plan nor did we provide pension benefits to our NEOs (or any other employees) during fiscal 2014.

Nonqualified Deferred Compensation

We did not permit compensation deferral by our NEOs (or any other employees) during fiscal year 2014.

Potential Payments Upon Termination or Change In Control

On January 31, 2008, we entered into an individual change of control agreement (the Agreement) with Dr. Hedrick (filed as Exhibit 10.53to our Annual Report on Form 10-K, as filed with the SEC on March 14, 2008). A new Agreement for Dr. Hedrick was executed on March 11, 2015 to account for his appointment to CEO in 2014, which supersedes and replaces his previous signed agreement on January 31, 2008.  On February 12, 2010, February 26, 2013, April 16, 2012, March 11, 2015 respectively we entered into individual change of control agreements with Mr. Shirahama, Dr. Kesten, Mr. Shores and Mr. Girão.  The terms of the Agreements are described in detail in the section above titled, Compensation Discussion & Analysis - Company Acquisition / Post-Termination Compensation.

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Christopher J. Calhoun our former Chief Executive Officer:

	Change in Control(2)	Termination (*)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$129,576

Benefits
COBRA Premiums	—	$5,673

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$271,250

TOTAL VALUE	$—	$406,499

(*) The below amounts represent the severance payments paid to Mr. Calhoun pursuant to his Separation Agreement with the Company executed October 22, 2014.

The following table describes the potential payments upon termination and/or a change in control of the Company for Dr. Hedrick, our President & Chief Executive Officer:

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$675,000

Benefits
COBRA Premiums	—	$33,701

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$708,701

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Saad, our former CFO:

	Change in Control (2)	Termination (*)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$50,000

Benefits
COBRA Premiums	—	$—

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$50,000

(*) The below amounts represent the payments paid to Mr. Saad pursuant to his Consulting Agreement with the Company executed August 13, 2014.

The following table describes the potential payments upon termination and/or a change in control of the Company for Dr. Kesten, our Executive Vice President & Chief Medical Officer.

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$400,000

Benefits
COBRA Premiums	—	$15,902

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$415,902

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Shores, our former Executive Vice President – Marketing and Sales.

	Change in Control (2)	Termination (*)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$25,344

Benefits
COBRA Premiums	—	$—

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$25,344

(*) The below amounts represent the severance payments paid to Mr. Shores pursuant to his Separation Agreement with the Company effective November 28, 2014.

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Shirahama, our President of Asia-Japan.

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$366,978	(6)

Benefits
COBRA Premiums	—	N/	A

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$366,978

The following table describes the potential payments upon termination and/or a change in control of the Company for Mr. Girão, our current Chief Financial Officer.

	Change in Control (2)	Termination Following Change in Control (3)
PAYMENTS DUE UPON ACQUISITION / TERMINATION(1):
Cash Severance
Base Salary(4)	$—	$240,000

Benefits
COBRA Premiums	—	$22,917

Long-Term Incentives
Value of Accelerated Stock Options(5)	$—	$—

TOTAL VALUE	$—	$262,917

(1)	Assumes a triggering event occurred on December 31, 2014.

(2)	Based on the occurrence of a change in control of the Company, provided that the executive is at that time still in the service of the Company.

(3)	Based on the occurrence of either actual or constructive termination without good cause in the context of a change in control of the Company as described in detail in the section above titled, Company Acquisition/Post-Termination Compensation.

(4)	Based on the executive’s annual base salary on December 31, 2014, which was $450,000 for Dr. Hedrick; $400,000 for Dr. Kesten, and $366,978 for Mr. Shirahama. The base salary for Mr. Girão is based upon his salary as of joining the company in September of 2014.

(5)	Based on the difference between the aggregate exercise price of all accelerated in-the-money stock options and the aggregate market value of the underlying shares, calculated based on the per-share closing market price of our common stock on December 31, 2014, $0.49.

(6)	Mr. Shirahama’s salary is in Japanese Yen. His base salary was calculated using the average exchange rate over the current year.

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

The following table summarizes director compensation during fiscal year 2014.

(a)	(b)	(c)		(d)		(e)

Director Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards ($)		Option Awards(11)(12) ($)		Total ($)

David M. Rickey, Chairman	$68,875	$39,864	(3)	$28,012		$$136,751
Lloyd H. Dean(13)	$33,625	$35,363	(4)	$28,012		$$97,000
Richard J. Hawkins	$50,976	$39,676	(5)	$28,012		$$118,664
Paul W. Hawran	$63,875	$41,300	(6)	$28,012		$$133,187
E. Carmack Holmes, MD(13)	$36,750	$34,052	(7)	$28,012		$$98,814
Gary A. Lyons	$35,875	$8,250	(8)	—		$$44,125
Gail K. Naughton, Ph.D.	$25,375	$50,400	(9)	$34,039	(9)	$$109,814
Tommy G. Thompson	$51,438	$40,426	(10)	$28,012		$$119,876
Ruud JP Jona(15)	$3,083

(1)	Mr. Calhoun and Dr. Hedrick are not included in this table as they are employees of the Company and receive no extra compensation for their services as a Director. The compensation received by Mr. Calhoun and Dr. Hedrick as employees of the Company is shown in the 2014 Summary Compensation Table and the three equity-related tables above.

(2)	In fiscal year 2014, each non-employee director’s compensation included a $6,250 quarterly retainer, a fee of $2,000 per quarterly meeting attended, and a fee of $1,000 per special Board meeting attended in person. Attendance of telephonic meetings was compensated at $1,000 per meeting. Compensation Committee, Governance and Nominating Committee and Audit Committee members received $1,000 per meeting attended. Executive Committee members were exempt from receiving committee fees. The Chairman of the Board received an additional annual stipend of $25,000, the Chairman of the Audit Committee received an additional annual stipend of $15,000, and the Chairmen of the Compensation Committee and the Governance and Nominating Committee each received an additional annual stipend of $10,000 and $10,000, respectively.

(3)	David M. Rickey was granted 10,550 shares of restricted stock at a fair value of $2.57, effective on January 1, 2014 with shares cliff vesting on December 31, 2014. In addition he was granted 5,269 shares of restricted stock at a fair value of $2.42, effective on May 19, 2014 with shares cliff vesting on January 2, 2015 in exchange for forfeiting an amount estimated to be approximately 25% of his cash compensation for the second through fourth quarters of 2014.

(4)	Lloyd H. Dean was granted 10,550 shares of restricted stock at a fair value of $2.57, effective on January 1, 2014 with shares cliff vesting on December 31, 2014.

(5)	Richard J. Hawkins was granted 10,550 shares of restricted stock at a fair value of $2.57, effective on January 1, 2014 with shares cliff vesting on December 31, 2014. In addition he was granted 5,862 shares of restricted stock at a fair value of $2.42, effective on May 19, 2014 with shares cliff vesting on January 2, 2015 in exchange for forfeiting an amount estimated to be approximately 25% of his cash compensation for the second through fourth quarters of 2014..

(6)	Paul W. Hawran was granted 10,550 shares of restricted stock at a fair value of $2.57, effective on January 1, 2014 with shares cliff vesting on December 31, 2014. In addition he was granted 5,191 shares of restricted stock at a fair value of $2.42, effective on May 19, 2014 with shares cliff vesting on January 2, 2015 in exchange for forfeiting an amount estimated to be approximately 25% of his cash compensation for the second through fourth quarters of 2014..

(7)	E. Carmack Holmes was granted 10,550 shares of restricted stock at a fair value of $2.57, effective on January 1, 2014 with shares cliff vesting on December 31, 2014.

(8)	Gary A. Lyons was granted 3,409 shares of restricted stock at a fair value of $2.42, effective on May 19, 2014 with shares cliff vesting on January 2, 2015 in exchange for forfeiting an amount estimated to be approximately 25% of his cash compensation for the second through fourth quarters of 2014..

(9)	Gail K. Naughton received an initial stock award and stock option grant upon joining the Board. She was granted 21,000 shares of restricted stock at a fair value of $2.42, effective on July 1, 2014 with 50% of the shares cliff vesting on July 1, 2015 and 50% of the shares cliff vesting on July 1, 2016. She was also awarded 21,000 options to purchase stock at a fair value of $1.62.

(10)	Tommy G. Thompson was granted 10,550 shares of restricted stock at a fair value of $2.57, effective on January 1, 2014 with shares cliff vesting on December 31, 2014. In addition he was granted 5,501 shares of restricted stock at a fair value of $2.42, effective on May 19, 2014 with shares cliff vesting on January 2, 2015 in exchange for forfeiting an amount estimated to be approximately 25% of his cash compensation for the second through fourth quarters of 2014.

(11)	Column (d) represents the grant date fair value of the option awards, computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the 2014 grants, refer to Note 16 to our audited consolidated financial statements regarding assumptions underlying valuation of equity awards.

(12)	Directors were awarded 16,030 options to purchase stock at a fair value of $1.747 effective January 1, 2014.

(13)	Mr. Dean resigned from our Board of Directors effective November 1, 2014.

(14)	Dr. Holmes retired from the Company’s Board of Directors effective December 31, 2014.

(15)	Mr. Jona joined the Board of Directors on June 7, 2014 and resigned from the Board July 15, 2014.

Narrative Disclosure to the Director Compensation Table

The stock options granted to the non-employee directors in January 2014 have an exercise price of $2.57.  The exercise prices of these grants were equal to the closing sale price of the Company’s common stock on NASDAQ on the date of grant.   The option awards have a contractual term of 10 years and vest in equal monthly installments over a period of two years, subject to the director’s continued service to the Company. To align Board compensation with that of our peer group companies, each of our non-employee directors was also granted 10,550 shares of restricted stock, effective on January 1, 2014 with shares cliff vesting on January 2, 2015.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management.  Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Tommy G. Thompson (Chairman)
Paul W. Hawran
Gail K. Naughton, Ph.D.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of our Common Stock as of February 28, 2015 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of our Common Stock, (b) each director and nominee for director, (c) our President & Chief Executive Officer, VP of Finance & Chief Financial Officer and each other executive officer named in the compensation tables appearing in Item 12 of this Form 10-K and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information.  A total of 108,181,358 shares of our common stock were issued and outstanding as of February 28, 2015.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Subject to Options/Warrants Exercisable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership

Sabby Healthcare Master Fund, Ltd. c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay Grand Cayman KY1-9007 Cayman Islands	9,235,675	-	9,235,675	8.5%
Kian Thiam Lim (6)	8,000,000	-	8,000,000	7.4%
Level 12, 2 Queen Street Melbourne, Victoria 3000,Australia
BlackRock, Inc.(5)	5,121,692	-	5,121,692	4.7%
55 East 52nd Street New York, NY 10022
Marc H. Hedrick, MD	515,711	778,646	1,294,357	1.2%
Christopher J. Calhoun	154,975	1,020,207	1,175,182	1.1%
Tiago M. Girão	60,000	5,000	65,000	*
Steven Kesten, M.D.	-	123,459	123,459	*
Seijiro Shirahama	48,659	531,042	579,701	*
Clyde W. Shores	38,458	-	38,458	*
Mark E. Saad	138,430	491,875	630,305	*
David M. Rickey	592,444	153,411	745,855	*
Paul W. Hawran	104,122	165,286	269,408	*
Richard J. Hawkins	41,926	140,286	182,212	*
Tommy Thompson	61,201	56,286	117,487	*
Gary A. Lyons	24,409	19,917	44,326	*
Gail Naughton	21,000	4,167	25,167	*
All executive officers and directors as a group (13)	1,965,201	3,648,697	5,613,898	5.0%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of February 28, 2015.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Cytori Therapeutics, Inc., 3020 Callan Road, San Diego, CA 92121.

(2)	Unless otherwise indicated, represents shares of outstanding common stock owned by the named parties as of February 28, 2015.

(3)	Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days of February 28, 2015 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

(4)	The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which that person has a right to acquire beneficial ownership within 60 days.

(5)	Information reported is based on a Schedule 13G/A as filed with the Securities and Exchange Commission on February 2, 2015. According to the Schedule 13G/A, BlackRock, Inc. has (i) sole power to vote or to direct the vote of 5,045,742 shares; and (ii) sole power to dispose or to direct the disposition of 5,121,692 shares.

(6)	Information reported is based on a Schedule 13D as filed with the Securities and Exchange Commission on February 28, 2014. According to the Schedule 13D, Kian Thiam Lim. has (i) sole power to vote or to direct the vote of 8,000,000 shares; and (ii) sole power to dispose or to direct the disposition of 8,000,000 shares.

(7)	Information reported is based on a Schedule 13G/A as filed with the Securities and Exchange Commission on January 16, 2015. According to the Schedule 13G/A, Sabby Heathcare Master Fund, Ltd. has (i) sole power to vote or to direct the vote of 9,235,675 shares; and (ii) sole power to dispose or to direct the disposition of 9,235,675 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Related Party Transactions

During the fiscal year 2014 there were no related party transactions.

Procedures for Approval of Related Person Transactions

The Governance and Nominating Committee of the Board of Directors is responsible for reviewing and approving most material transactions with related persons.  However, in certain cases, transactions have been approved by the full Board of Directors, the Audit Committee, or some other committee consisting of all independent directors, as the case may be.  In general, transactions with holders of our securities covered by Item 404(a) of Regulation S-K will be reviewed and approved by our full Board of Directors, so long as none of our directors or executive officers or their family members have a material interest in such transaction.  Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members.  This obligation is set forth in writing in our Governance and Nominating Committee Charter. A copy of the Governance and Nominating Committee Charter is available at www.cytori.com under Investor Relations – Corporate Governance.

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

Board Independence

The Board of Directors has determined that Messrs. Hawkins, Hawran, Rickey, Thompson, Lyons, and Dr. Naughton are “independent” under the rules of the NASDAQ Stock Market. Under applicable SEC and the NASDAQ rules, the existence of certain “related person” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. The Board of Directors is not able to considerDr. Hedrick, our President & CEO, independent, as a result of his employment with us during the past three years.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

The Audit Committee has appointed KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014.  The Audit Committee reviews and must pre-approve all audit and non-audit services performed by KPMG LLP as well as the fees charged by KPMG LLP for such services.  No fees were approved under the Regulation S-X Rule 2.01(c)(7)(i)(C) exception to the pre-approval requirement.  In its review of non-audit service fees, the Audit Committee considers, among other things, the possible impact of the performance of such services on the accounting firm’s independence.

The following table shows the aggregate fees paid or accrued by the Company for the audit and other services provided by KPMG LLP for fiscal years ended December 31, 2014 and 2013.

	2014	2013
Audit fees (1)	$470,000	$664,596
Audit related fees (2)	58,000	6,000
Tax Fees (3)	56,000	87,640
All other fees (4)	—	—
Total	$584,000	$758,236

(1)	Audit fees consist of fees for professional services performed by KPMG LLP for the integrated audit of our annual financial statements (and internal control over financial reporting) included in our Form 10-K filing and review of financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees consist of fees for assurance and related services, such as comfort letters, performed by KPMG LLP that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services performed by KPMG LLP with respect to tax compliance, tax advice, tax consulting and tax planning.

(4)	All other fees consist of fees for other permissible work performed by KPMG LLP that does not meet with the above category descriptions. No such fees were incurred in 2014 or 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (2)	Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014, 2013 and 2012
(in thousands of dollars)

	Balance at beginning of year	Additions (A)	Deductions (B)		Other (C)	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2014	$1,445	$1,084		$(995)	$(11)	$1,523
Year ended December 31, 2013	$278	$1,141	$	(16)	$42	$1,445
Year ended December 31, 2012	$474	$144		$(313)	$(27)	$278

(A)	Includes charges to costs and expenses.
(B)	Includes deductions for uncollectible accounts receivable.
(C)	Miscellaneous activity.

(a)(3)	Exhibits

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)	Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

By:	/s/ Marc H. Hedrick, MD
Marc. H. Hedrick, MD
President & Chief Executive Officer
March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David M. Rickey	Chairman of the Board of Directors	March 16, 2015
David M. Rickey

/s/ Marc H. Hedrick, MD	President & Chief Executive Officer (Principal Executive Officer)	March 16, 2015
Marc H. Hedrick, MD

/s/ Tiago M. Girão	VP of Finance and Chief Financial Officer (Principal Financial Officer)	March 16, 2015
Tiago M. Girão

/s/ John W. Townsend	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2015
John W. Townsend

/s/ Paul W. Hawran	Director	March 16, 2015
Paul W. Hawran

/s/ Gail K. Naughton, PhD	Director	March 16, 2015
Gail K. Naughton, PhD

/s/ Richard J. Hawkins	Director	March 16, 2015
Richard J. Hawkins

/s/ Tommy G. Thompson	Director	March 16, 2015
Tommy G. Thompson

/s/ Gary A. Lyons	Director	March 16, 2015
Gary A. Lyons

EXHIBIT INDEX

CYTORI THERAPEUTICS, INC.
EXHIBIT INDEX
Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.	X

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

4.2	Form of Warrant.		8-K	000-32501 Exhibit 4.2	03/10/2009

4.3	Form of Warrant to be dated February 28, 2007.		8-K	000-32501 Exhibit 10.4	02/26/2007

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