Form 10-Q
period 2015-03-31
CYTORI THERAPEUTICS, INC.
filed 2015-05-11
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes   ☐    No  ☒

As of April 30, 2015, there were 125,763,616 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,199,000	$14,622,000
Accounts receivable, net of reserves of $945,000 and of $1,523,000 in 2015 and 2014, respectively	704,000	1,243,000
Inventories, net	4,614,000	4,829,000
Other current assets	1,344,000	992,000

Total current assets	19,861,000	21,686,000

Property and equipment, net	1,778,000	1,583,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	1,785,000	1,763,000
Intangibles, net	9,350,000	9,415,000
Goodwill	3,922,000	3,922,000

Total assets	$37,046,000	$38,719,000

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,614,000	$5,546,000
Current portion of long-term obligations, net of discount	10,000,000	7,363,000
Joint venture purchase obligation	3,088,000	3,008,000

Total current liabilities	18,702,000	15,917,000

Deferred revenues	118,000	112,000
Warrant liability, long-term	25,237,000	9,793,000
Long-term deferred rent and other	507,000	558,000
Long-term obligations, net of discount, less current portion	15,677,000	18,041,000

Total liabilities	60,241,000	44,421,000

Commitments and contingencies
Stockholders’ deficit:
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued; 325 and 5,311 outstanding in 2015 and 2014, respectively	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 114,097,357 and 99,348,377 shares issued and outstanding in 2015 and 2014, respectively	114,000	99,000
Additional paid-in capital	336,186,000	331,772,000
Accumulated other comprehensive income	736,000	700,000
Accumulated deficit	(360,231,000)	(338,273,000)

Total stockholders’ deficit	(23,195,000)	(5,702,000)

Total liabilities and stockholders’ deficit	$37,046,000	$38,719,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

Product revenues	$902,000	$1,031,000

Cost of product revenues	598,000	421,000

Gross profit	304,000	610,000

Development revenues:
Government contracts and other	1,444,000	403,000

Operating expenses:
Research and development	3,963,000	4,292,000
Sales and marketing	839,000	1,928,000
General and administrative	2,499,000	4,340,000
Change in fair value of warrants	15,444,000	—

Total operating expenses	22,745,000	10,560,000

Operating loss	(20,997,000)	(9,547,000)

Other income (expense):
Interest income	1,000	2,000
Interest expense	(1,072,000)	(941,000)
Other income, net	110,000	86,000

Total other expense	(961,000)	(853,000)

Net loss	$(21,958,000)	$(10,400,000)
Beneficial conversion feature for convertible preferred stock	(661,000)	—
Net loss allocable to common stock holders	$(22,619,000)	$(10,400,000)

Basic and diluted net loss per share allocable to common stockholders	$(0.21)	$(0.14)

Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	106,208,857	74,102,396

Comprehensive loss:
Net loss	$(21,958,000)	$(10,400,000)
Other comprehensive income (loss) – foreign currency translation adjustments	36,000	(50,000)
Comprehensive loss	$(21,922,000)	$(10,450,000)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(21,958,000)	$(10,400,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,000	160,000
Amortization of deferred financing costs and debt discount	257,000	281,000
Joint venture acquisition obligation accretion	203,000	—
Provision for doubtful accounts	—	465,000
Change in fair value of warrants	15,444,000	—
Stock-based compensation expense	459,000	687,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	546,000	49,000
Inventories	100,000	(551,000)
Other current assets	(470,000)	(172,000)
Other assets	68,000	379,000
Accounts payable and accrued expenses	138,000	351,000
Deferred revenues	21,000	(165,000)
Long-term deferred rent	(51,000)	(46,000)

Net cash used in operating activities	(5,030,000)	(8,962,000)

Cash flows from investing activities:
Purchases of property and equipment	(187,000)	(287,000)
Expenditures for intellectual property	—	(155,000)
License agreement termination fee	—	(200,000)

Net cash used in investing activities	(187,000)	(642,000)

Cash flows from financing activities:
Joint venture purchase payments	(123,000)	(2,138,000)
Proceeds from exercise of employee stock options and warrants	—	33,000
Proceeds from sale of common stock, net	3,974,000	9,000,000
Dividends paid on preferred stock	(72,000)	—

Net cash provided by financing activities	3,779,000	6,895,000

Effect of exchange rate changes on cash and cash equivalents	15,000	3,000

Net decrease in cash and cash equivalents	(1,423,000)	(2,706,000)

Cash and cash equivalents at beginning of period	14,622,000	15,506,000

Cash and cash equivalents at end of period	$13,199,000	$12,800,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$612,000	$659,000

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	10,000	—
Declared dividend related to preferred stock	3,000	—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2015
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at March 31, 2015 has been derived from the audited financial statements at December 31, 2014, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the “Company”) have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the Consolidated Financial Statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2014.

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

We incurred net losses of $22 million for the three months ended March 31, 2015 and $10.4 million for the three months ended March 31, 2014, respectively.  We have an accumulated deficit of $360 million as of March 31, 2015.  Additionally, we have used net cash of $5 million and $9 million to fund our operating activities for the three months ended March 31, 2015 and 2014, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.  On May 5, 2015, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of its common stock and one warrant to purchase one share of its common stock.

Pursuant to the recently announced securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, the Company believes it has sufficient cash to fund operations through at least the next 18 months, which includes minimum liquidity requirements of the Loan and Security Agreement, which requires us to maintain at least three months of cash on hand. The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives.

Refer to note 12 for a discussion on our May 2015 financing.

4.	Transactions with Olympus Corporation

The Company’s obligation to Olympus, for the purchase of our interest in the Joint venture, has yet to be settled, and accordingly, the obligation calls for $6.0 million in total payments to be made by May 8, 2015. Since we have made payments totaling $2.8 million through March 31, 2015, our remaining payment obligation under this option is now $3.2 million.

As a result of our quarterly reassessment, we have recorded additional interest expense of $0.2 million during the three months ended March 31, 2015, and have a remaining unrecognized future discount amount of approximately $0.1 million as of March 31, 2015.

Index
On April 30, 2015, the Company entered into Amendment One to Joint Venture Termination Agreement (the “Amendment”) with Olympus Corporation (“Olympus”) to that certain Joint Venture Termination Agreement, dated May 8, 2013, by and between Cytori Therapeutics, Inc. and Olympus (the “Agreement”) in order to extend our payment obligations under the Agreement.

Under the Agreement, we are required to pay Olympus a total purchase price of $6 million within two years of the date of the Agreement.  The Amendment amends the payment terms to extend the period for payment of the remaining balance of the $6 million, or $3.2 million, with the balance of the purchase price bearing an interest rate of 6% per annum.  Pursuant to the Amendment, we paid $1 million on May 8, 2015 and are required to pay $0.5 million of principal on or prior to September 30, 2015, $0.5 million of principal on or prior to December 31, 2015, $0.5 million of principal on or prior to March 31, 2016, and the remaining $0.7 million of principal and accrued interest on or prior to May 8, 2016.  We may prepay the remaining principal and accrued interest at any time without penalty.

In accordance with the terms of the Agreement, if we fail to pay the full balance of any installment payment, we will be required to pay Olympus the extended purchase price of a total of $16 million on or prior to March 1, 2020, with any principal payments previously paid applied towards the extended purchase price.

5.	Revenue Recognition

Concentration of Significant Customers

One distributor and one direct customer comprised 50% of our revenue recognized for the three months ended March 31, 2015.  One direct customer and two distributors accounted for 71% of total outstanding accounts receivable as of March 31, 2015.

Three distributors comprised 68% of our revenue recognized for the three months ended March 31, 2014. Two distributors accounted for 70% of total outstanding accounts receivable as of March 31, 2014.

Product revenues, classified by geographic location, are as follows:

	Three months ended

	March 31, 2015		March 31, 2014
	Product Revenues	% of Total	Product Revenues	% of Total

North America	$136,000	15%	$175,000	17%
Japan	605,000	67%	644,000	62%
Europe	89,000	10%	212,000	21%
Other countries	72,000	8%	—	—
Total product revenues	$902,000	100%	$1,031,000	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with governmental agencies like the BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $1.4 million in BARDA revenue for the three months ended March 31, 2015, as compared to $0.4 million for the three months ended March 31, 2014.

6.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	March 31, 2015	December 31, 2014

Raw materials	$1,733,000	$1,715,000
Work in process	1,361,000	1,301,000
Finished goods	1,520,000	1,813,000
	$4,614,000	$4,829,000

Index
7.	Loss per Share

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2015 and 2014, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 40.1 million for the three months ended March 31, 2015 and 17.1 million for the three months ended March 31, 2014.

8.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress.  As of March 31, 2015, we have clinical research study obligations of $5.4 million ($3.7 million of which are expected to be complete within a year).  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We have entered into several lease agreements for our headquarters office location as well as international office locations. As of March 31, 2015, we have remaining lease obligations of $5.7 million ($2.2 million of which are expected to be completed within a year).

We have amended a supply agreement that contains a minimum purchase requirement. Pursuant to the amendment, as of March 31, 2015, we have a minimum purchase obligation of $1 million, all of which is expected to be completed within a year.

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

Refer to note 4 for a discussion of our commitments and contingencies related to our transactions with Olympus.

9.	Fair Value Measurements

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

•  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

Index
The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of March 31, 2015	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,144,000	$6,144,000	$—	$—
Liabilities:
Warrant liability	$25,237,000	$—	$—	$25,237,000

	Balance as of December 31, 2014	Basis of Fair Value Measurements
		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,144,000	$8,144,000	$—	$—
Liabilities:
Warrant liability	$9,793,000	$—	$—	$9,793,000

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds that are classified in Level 1 in the fair value hierarchy.

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

Our stock price can be volatile and there could be material fluctuations in the value of warrants in the future periods.

The following table summarizes the change in our Level 3 warrant liability value:

Warrant liability	Three months ended March 31, 2015

Beginning balance	$9,793,000
Change in fair value	15,444,000
Ending balance	$25,237,000

The main driver for the change in the fair value of warrants was 141% increase in our stock price at March 31, 2015, as compared to the stock price at December 31, 2014.

10.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2015 and December 31, 2014, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At March 31, 2015 and December 31, 2014, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	March 31, 2015		December 31, 2014

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$25,466,000	$25,630,000	$25,206,000	$25,373,000

Index
Carrying value is net of debt discount of $1.2 million and $1.5 million as of March 31, 2015 and December 31, 2014, respectively.

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

11.	Stockholders’ Equity

Preferred Stock

We have authorized 5 million shares of $0.001 par value preferred stock. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.  There were 13,500 shares of Series A 3.6% Convertible Preferred Stock issued at March 31, 2015 and December 31, 2014 and 325 and 5,311 shares outstanding as of March 31, 2015 and December 31, 2014, respectively.

In October 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company sold a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of the Company’s Series A 3.6% Convertible Preferred Stock, which are convertible into shares of the Company’s common stock with a conversion price of $0.52, and warrants to purchase up to a number of shares of common stock equal to 100% of the conversion shares under the shares of preferred stock, in a registered direct offering. Each warrant has an exercise price of $0.5771 per share, is exercisable six months after the date of issuance and expires five years from the date on which it is initially exercisable. The preferred stock and the warrants were immediately separable and were issued separately. As of April 30, 2015, all remaining outstanding Series A 3.6% Convertible Preferred Stock were converted into shares of common stock. As of April 30, 2015, 8.5 million of the October 2014 warrants have been exercised at $0.5771 per share for gross proceeds of $4.9 million.

We recorded a dividend of $1.2 million for the year ended December 31, 2014, related to a beneficial conversion feature included in the issuance of our Series A 3.6% Convertible Preferred Stock.  The fair value of the common stock into which the Series A 3.6% Convertible Preferred Stock was convertible on the date of issuance exceeded the proceeds allocated to the preferred stock, resulting in the beneficial conversion feature that we recognized as a dividend to the preferred shareholders and, accordingly, an adjustment to net loss to arrive at net loss allocable to common shareholders.  Certain shares of Series A 3.6% Convertible Preferred Stock were not convertible until shareholder approval, which occurred in January 2015.  As a result, additional dividends for the beneficial conversion feature of $0.7 million were recorded during the quarter ended March 31, 2015.

In connection with the 3.6% Convertible Preferred Stock outstanding at December 31, 2014, we declared a cash dividend of $0.07 million.  The cash dividend was paid in January 2015.

Common Stock

In May 2014, the Company entered into a sales agreement with Cowen and Company, LLC, relating to shares of our common stock, $0.001 par value per share. Pursuant to this agreement, during the quarter ended March 31, 2015, Cowen sold a total of 3.4 million shares of our common stock, raising approximately $4.2 million in gross proceeds (before deductions for fees and offering costs), through an “at the market offering.”

In September 2014, the Company and 13 holders of warrants dated June 4, 2014 to purchase a total of 4 million shares of the Company’s common stock agreed to amend the warrants in order to reduce the exercise price from $3.00 per share to $1.00 per share and change the expiration date from June 4, 2019 to September 10, 2014.  The Company received proceeds of approximately $4 million from the exercise of the warrants.  In addition, pursuant to the terms of the amendment, upon each holder’s exercise of all shares for cash prior to the amended expiration date, the Company issued additional warrants for the same number of common shares to the holders.  The additional warrants have an exercise price of $2.00 per share, and are exercisable on the date that is six months and one day from the date of issuance and expire five years from the date of issuance.  For those investors participating in the October 2014 issuance of Series A 3.6% Convertible Preferred Stock, we agreed to reduce the exercise price of 3.4 million warrants from $2.00 per share to $0.5771 per share, conditioned upon shareholder approval which was obtained in January 2015.  As of March 31, 2015, there was a cashless exercise of 3.2 million warrants. As of April 30, 2015, the remaining 0.2 million warrants were exercised for proceeds of $0.1 million.

Index
12.	Subsequent Events

In April 2015, the Company’s exclusive licensee, Lorem Vascular Pte. Ltd., was granted regulatory clearance for the Cytori Celution® System by the State Food and Drug Administration of the People’s Republic of China (the “CFDA”). The CFDA clearance triggered certain purchasing obligations for Lorem Vascular, for Cytori Celution Devices and Cytori Celution Consumable Sets. Pursuant to the agreement, Lorem Vascular has submitted their initial purchase order upon receiving CFDA clearance.

On May 5, 2015, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units for a purchase price of $0.77 per unit, with each unit consisting of one share of the its common stock and one warrant to purchase one share of its common stock, in a registered direct offering. Each warrant will have an initial exercise price of $1.02 per share, will be exercisable six months after the date of issuance and expires five years from the date it becomes exercisable. The offering will have two separate closings, the first closing of $19.4 million took place on May 8, 2015 and the second close is subject to shareholder vote, which is anticipated to take place in August 2015.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

These statements include, without limitation, statements about our anticipated expenditures, including those related to clinical research studies and general and administrative expenses; the potential size of the market for our products, future  development and/or expansion of our products and therapies in our markets, our ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance; expectations as to our future performance; the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; our ability to continue as a going concern; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described under the “Risk Factors” in Item 1A of Part I below, which we encourage you to read carefully.

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

This Quarterly report on Form 10-Q refers to trademarks such as Cytori Cell Therapy, Celution and StemSource. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Overview

We develop cellular therapeutics uniquely formulated and optimized for specific diseases and medical conditions. Our lead therapeutics are currently targeted for impaired hand function in scleroderma, osteoarthritis of the knee, and deep thermal burns combined with radiation exposure.

Index
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

Our goal is to bring Cytori Cell Therapy to market first for the treatment of impaired hand function in scleroderma and osteoarthritis of the knee, through Cytori-sponsored clinical development efforts. We received Investigational Device Exemption (IDE) approval from the U.S. Food and Drug Administration (FDA) in late 2014 and in early 2015 initiated the osteoarthritis study. We anticipate initiation of the scleroderma study in mid-2015. In addition, we are developing a treatment for thermal burns combined with radiation injury under a contract from the Biomedical Advanced Research Development Authority (BARDA), a division of the U.S. Department of Health and Human Services. We are also exploring other development opportunities in a variety of other conditions.

In addition to our targeted therapeutic development, we have continued to commercialize the Celution® System under select medical device approvals, clearances and registrations to research customers developing new therapeutic applications for Cytori Cell Therapy in Europe, Japan, and other regions. The sale of systems, consumables and ancillary products in advance of specific regulatory claims and reimbursement contributes a margin that partially offset our operating expenses and will continue to play a role in fostering familiarity within the medical community with our technology. These sales have also facilitated the discovery of new applications for Cytori Cell Therapy by customers conducting investigator-initiated and funded research.

Development Pipeline

The primary therapeutic areas currently in the development pipeline are scleroderma, orthopedics, cardiovascular disease, specifically heart failure due to ischemic heart disease, and the treatment of thermal burns.

Scleroderma

In January 2015, the FDA granted unrestricted IDE approval for a pivotal clinical trial, named the “STAR” trial, to evaluate Cytori Cell Therapy as a potential treatment for impaired hand function in scleroderma, a rare autoimmune disease affecting approximately 50,000 patients in the U.S. The STAR trial is a 48-week, randomized, double blind, placebo-controlled pivotal clinical trial of 80 patients in the U.S. The trial evaluates the safety and efficacy of a single administration of Cytori Cell Therapy (ECCS-50) in scleroderma patients affecting the hands and fingers. The STAR trial plans to use the Cochin Hand Function Scale (CHFS), a validated measure of hand function, as the primary endpoint measured at six months after a single administration of ECCS-50 or placebo. Patients in the placebo group will be eligible for crossover to the active arm of the trial after all patients have completed 48 weeks of follow up. In February 2015, the FDA approved our request to increase the number of investigational sites from 12 to up to 20. The increased number of sites is anticipated to broaden the geographic coverage of the trial and facilitate trial enrollment. The trial is expected to initiate in mid-2015.

The STAR trial is predicated on a completed investigator-initiated pilot phase I/II trial performed in France termed SCLERADEC-I. The trial received partial support from Cytori. The results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrate approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function. Patients perceived their health status to be improved as shown by a 45.2% and 42.4% decrease of the Scleroderma Health Assessment Questionnaire (SHAQ) at month 2 (p=0•001) and at month 6 (p=0•001) respectively. A 47% and 56% decrease of the CHFS at month 2 and month 6 in comparison to baseline was observed (p<0•001 for both). Grip strength increased at month 6 with a mean improvement of +4.8±6.4 kg for the dominant hand (p=0.033) and +4.0±3.5 kg for the non-dominant hand (p=0.002). Similarly, an increase in pinch strength at month 6 was noted with a mean improvement of +1.0±1.1 kg for the dominant hand (p=0.009) and +0.8±1.2 kg for the non-dominant hand (p=0.050). Among subjects having at least one digital ulcer (DU) at inclusion, total number of DU decreased, from 15 DUs at baseline, 10 at month 2 and 7 at month 6. The average reduction of the Raynaud’s Condition Score from baseline was 53.7% at month 2 (p<0.001) and 67.5% at month 6 (p<0.001). Hand pain showed a significant decrease of 63.6% at month 2 (p=0.001) and 70% at month 6 (p<0.001). A preliminary assessment for 12 month follow-up data has been reviewed by Cytori, and Cytori management believes such data reflects no reports of adverse events or safety concerns, average values for CHFS, RCS, and SHAQ score that are statistically consistent with those at the 6 month follow up visit and, while the average hand pain at 12 months was lower than that at baseline (reflecting overall symptom improvement over baseline), there was an approximately 50% reduction in the average therapeutic benefit on hand pain from six to twelve months.

Index
In 2014, Dr.’s Guy Magalon and Brigette Granel from the Assistance Publique des Hôpitaux de Marseille submitted a study for review for a follow-up pivotal/phase III randomized, double-blind, placebo controlled trial in France, to be co-sponsored by Cytori, called SCLERADEC II. Patients will be followed for 6 months post-procedure. The trial was approved by the French government in April 2015.

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

Osteoarthritis

In the later part of 2014, we received approval by the FDA to begin a U.S. IDE pilot (phase IIa/b) trial of Cytori Cell Therapy in patients with osteoarthritis of the knee. The trial, called ACT-OA, is a 90 patient, randomized, double-blind, placebo control study involving two dose escalations of Cytori Cell Therapy, a low dose and a high dose, and will be conducted over 48 weeks. The randomization is 1:1:1 between the control, low and high dose groups. Enrollment on this trial began in February 2015 and as of May 10, 2015, there were 38 patients enrolled into this trial.

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

Cutaneous and Soft Tissue Thermal and Radiation Injuries

Cytori Cell Therapy is also being developed for the treatment of thermal burns combined with radiation injury. In the third quarter of 2012, we were awarded a contract to develop a new countermeasure for thermal burns valued at up to $106 million with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA). The initial base period included $4.7 million over two years and covered preclinical research and continued development of Cytori’s Celution® System to improve cell processing. The additional contract options, if fully executed, could cover our clinical development through FDA approval under a device-based pre-market approved application (PMA) regulatory pathway.

The cost-plus-fixed-fee contract is valued at up to $106 million, with a guaranteed two-year base period of approximately $4.7 million. We submitted reports to BARDA in late 2013 detailing the completion of the objectives in the initial contract. An In-Process Review Meeting in the first half of 2014 confirmed completion of the proof of concept phase.

In August and December, 2014, BARDA awarded Cytori contract options of $14 million. The options allow for continuation of research, regulatory, clinical, and other activities required for approval and completion of a pilot clinical trial using Cytori Cell Therapy for the treatment of thermal burns combined with radiation injury. The award for conducting the pilot trial, approximately $8 million, would follow FDA approval of the trial protocol and associated documentation. Once the data from pilot trial is analyzed, the final phase would include research, regulatory, and clinical activities necessary to achieve regulatory clearances to optimize a treatment for combined injury involving thermal burn and radiation exposure. A pivotal clinical trial of the use of the Cytori Cell Therapy for thermal burn injury would be the primary basis of an FDA approval. The total award is intended to support all clinical, preclinical, regulatory, and technology development activities needed to complete the FDA approval process for use in thermal burn injury under a device-based PMA regulatory pathway.

Other Clinical Indications

Cardiovascular disease remains a target therapeutic application of Cytori Cell Therapy. The ATHENA and ATHENA II trial programs sought to evaluate the safety and feasibility of Cytori Cell Therapy in patients with heart failure due to ischemic heart disease. In 2014, we truncated enrollment at 31 patients in the U.S. ATHENA trials as a result of delays associated with reviews of safety data. While the trials received FDA approval to proceed, we elected to discontinue further enrollment in order to examine 6 and 12 month data in 2015 and with the analysis, strategically examine whether further investments in the cardiac program are warranted at this time.

Another therapeutic target under evaluation by us is stress urinary incontinence in men following removal of the prostate gland (radical prostatectomy), which is based on positive data reported in a peer reviewed journal resulting from the use of adipose-derived regenerative cells processed by our Celution System. A study is currently being planned by Dr.’s Magalon and Granel in Japan and anticipated to begin this year. This study will receive substantial support from Japan’s Ministry of Health, Labour and Welfare (MHLW).

Index
Recent Developments

Regulatory Clearance

In April 2015, one of our exclusive licensees, Lorem Vascular Pty. Ltd, was granted regulatory clearance for the Cytori Celution® System by the State Food and Drug Administration of the People’s Republic of China (CFDA). This regulatory clearance officially makes our Celution System available in the largest healthcare market in the world and triggers a 2015 product purchase order for the Company from Lorem Vascular.

Orphan Designation

In April 2015, the European Commission, acting on the positive recommendation from the European Medicines Agency Committee for Orphan Medicinal Products, has designated our ECCS-50 cellular therapeutic as an orphan medicinal product for the treatment of scleroderma. This designation marks the first autologous adipose derived cell therapy for scleroderma granted orphan status in the European Union.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® System, related consumables and StemSource® Cell Banks.

The following table summarizes the components for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,

	2015	2014

Product revenues - third party	$902,000	$1,031,000

We experienced a decrease in product revenue during the quarter ended March 31, 2015 as compared to the same period in 2014, primarily due to decreased revenue in Europe of $0.1 million due to fewer device and consumables sales related to changes in the regulatory environment.

The future:  We expect to continue to generate product revenues from the sale of Celution® Systems, related consumables and StemSource® Cell Banks.  We will sell these products to a diverse group of researchers and clinicians in EMEA, Japan, Asia Pacific, and Americas, who may apply the products towards reconstructive surgery, soft tissue repair, research, aesthetics, and cell and tissue banking as approved in each country. Additionally, as a result of Class I Device Clearance for Celution® and a number of our other products in Japan and regulatory clearance from the CFDA, we anticipate selling these products to researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori’s Cell Therapy.

Index
Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,

	2015	2014

Cost of product revenues	$579,000	$402,000
Share-based compensation	19,000	19,000
Total cost of product revenues	$598,000	$421,000
Total cost of product revenues as % of product revenues	66%	41%

Cost of product revenues as a percentage of product revenues was 66% for the three months ended March 31, 2015 and 41% for the three months ended March 31, 2014, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, geographic mix and allocation of overhead.

The future:  We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate.

Development revenues

   Under our government contract with BARDA, we recognized a total of $1.4 million in revenues for the three months ended March 31, 2015, which included allowable fees as well as cost reimbursements. During the three months ended March 31, 2015, we incurred $1.3 million in qualified expenditures. We recognized a total of $0.4 million in revenues for the three months ended March 31, 2014, which also included allowable fees as well as cost reimbursements.  During the three months ended March 31, 2014, we incurred $0.3 million in qualified expenditures. The increase in revenues for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to the commencing of the new contract option awarded in August 2014 and amended in December 2014.

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

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,

	2015	2014

Research and development	$3,835,000	$4,170,000
Share-based compensation	128,000	122,000
Total research and development expenses	$3,963,000	$4,292,000

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications as well as the continued development efforts related to our Celution® System.

Index
The decrease in research and development expenses of $0.3 million for the three months ended March 31, 2015 as compared to the same period in 2014, is due to a decrease of approximately $0.3 million in non-BARDA labor costs, a decrease of $0.2 million in professional services and a decrease of $0.1 million in travel and entertainment, all consistent with the shift in focus from cardiac to scleroderma and osteoarthritis indications, which are lower risk and lower cost clinical programs; offset by an increase of $0.3 million in expenses related to BARDA.

The future:  We expect research and development expenditures to increase from current levels as we enroll and conduct two clinical trials in 2015;  STAR, a trial for treatment of impaired hand function in scleroderma, and ACT-OA, a trial for the potential treatment for osteoarthritis of the knee.  In addition, we expect increased expenditures due to our development work under our amended Option 1 of the BARDA contract.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,

	2015	2014

Sales and marketing	$810,000	$1,813,000
Share-based compensation	29,000	115,000
Total sales and marketing expenses	$839,000	$1,928,000

The decrease in sales and marketing expense during the three months ended March 31, 2015 as compared to the same period in 2014 is mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $0.5 million due to reduction in headcount, decrease in professional services of $0.2 million and a decrease in travel and entertainment of $0.2 million, consistent with our cost curtailment efforts implemented throughout 2014.

The future:  We expect sales and marketing expenditures to stabilize or slightly increase in 2015, if revenues increase.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,

	2015	2014

General and administrative	$2,216,000	$3,909,000
Share-based compensation	283,000	431,000
Total general and administrative expenses	$2,499,000	$4,340,000

The decrease in general and administrative expenses during the three months ended March 31, 2015 as compared to the same period in 2014 is mainly attributed to a decrease in salary and related benefits expense of $0.4 million (excluding share-based compensation) due to reduction in headcount, a decrease in professional services of $0.7 million, travel and entertainment expense and advertising and promotion expense of $0.1 million, consistent with our cost curtailment efforts implemented in 2014; and a decrease in non-cash accounts receivable charges of $0.6 million.

The future:  We expect general and administrative expenditures to remain consistent at current levels throughout 2015.

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

Index
The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,

	2015	2014

Cost of product revenues	$19,000	$19,000
Research and development-related	128,000	122,000
Sales and marketing-related	29,000	115,000
General and administrative-related	283,000	431,000
Total share-based compensation	$459,000	$687,000

The decrease in share-based compensation expenses for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily related to a lower annual grant caused by reductions in headcount and due to the decline in the stock price during the first quarter in 2015 as compared to the same period in 2014, and its corresponding impact into the share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of March 31, 2015, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $3.6 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.74 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,

	2015	2014

Change in fair value of warrants	$15,444,000	$—

The change in fair value of our warrant liability associated with the warrants issued in connection with the issuance of Series A 3.6% Convertible Preferred Stock financing in October 2014, for the three months ended March 31, 2015, is due to a 141% increase in our stock price at March 31, 2015, as compared to the stock price at December 31, 2014.

The future: Future changes in the fair value of the warrants will be recognized in earnings until such time as the warrants are exercised or expire. Our stock price can be volatile and there could be material fluctuations in the value of warrants in the future periods.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,

	2015	2014

Interest income	$1,000	$2,000
Interest expense	(1,072,000)	(941,000)
Other income, net	110,000	86,000
Total	$(961,000)	$(853,000)

•	Interest expense increased for the three months ended March 31, 2015 as compared to the same periods in 2014, due to cash interest and non-cash amortization of debt and warrant costs related to our $27.0 million term loan and increased accretion expense related to our Joint venture liability.

Index
•	The changes in other income, net during the three months ended March 31, 2015 as compared to the same period in 2014 resulted primarily from changes in foreign currency exchange rates.

The future: Subject to our future financing activities, we expect interest expense in 2015 to decrease as we start paying the principal on our $27.0 million amended Term Loan and record reduced accretion expense related to our 2013 acquisition of the Joint venture.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2015 and December 31, 2014:

	As of March 31, 2015	As of December 31, 2014

Cash and cash equivalents	$13,199,000	$14,622,000

Current assets	$19,861,000	$21,686,000
Current liabilities	18,702,000	15,917,000
Working capital	$1,159,000	$5,769,000

We incurred net losses of $22 million for the three months ended March 31, 2015 and $10.4 million for the three months ended March 31, 2014, respectively.  We have an accumulated deficit of $360 million as of March 31, 2015.  Additionally, we have used net cash of $5 million and $9 million to fund our operating activities for the three months ended March 31, 2015 and 2014, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. As of March 31, 2015, we had cash and cash equivalents of approximately $13.2 million. From March 31, 2015 and through May 1, 2015, we sold 2,401,292 shares of our common stock under the ATM, receiving net proceeds of approximately $3.2 million in connection with these sales and certain of our outstanding warrants were exercised on a cash basis for a total of 8,639,965 shares of common stock resulting in approximately $5.0 million in proceeds from the exercise of warrants. Giving effect to these issuances, we have received approximately $8.2 million in proceeds from the sale of securities since March 31, 2015, in addition to our cash and cash equivalents at March 31, 2015. On May 5, 2015, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of its common stock and one warrant to purchase one share of its common stock. The offering will have two separate closings, the first closing of $19.4 million took place on May 8, 2015 and the second close is subject to shareholder vote, which is anticipated to take place in August 2015.

Pursuant to the recently announced securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least the next 18 months, which includes minimum liquidity requirements of the Loan and Security Agreement, which requires us to maintain at least three months of cash on hand. The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives.

Refer to note 12 above for a discussion on our May 2015 financing.

The following table summarizes our contractual obligations and other commitments at March 31, 2015, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$26,858,000	$10,065,000	$16,793,000	$—	$—
Interest commitment on long-term obligations	3,058,000	2,002,000	1,056,000	—	—
Operating lease obligations	5,744,000	2,194,000	3,537,000	13,000	—
Minimum purchase obligation	1,022,000	1,022,000	—	—	—
Joint venture purchase obligation	3,088,000	2,318,000	770,000	—	—
Clinical research study obligations	5,452,000	3,722,000	1,730,000	—	—
Total	$45,222,000	$21,323,000	$23,886,000	$13,000	$—

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2015 and 2014 is summarized as follows:

	For the three months ended March 31,
	2015	2014

Net cash used in operating activities	$(5,030,000)	$(8,962,000)
Net cash used in investing activities	(187,000)	(642,000)
Net cash provided by financing activities	3,779,000	6,895,000
Effect of exchange rate changes on cash and cash equivalents	15,000	3,000
Net decrease in cash and cash equivalents	$(1,423,000)	$(2,706,000)

Index
Operating activities

Net cash used in operating activities, for the quarter ended March 31, 2015 was $5.0 million, approximately 4.0 million lower than the same period in 2014, primarily due to the $3.4 million decrease in operating net loss, adjusted for non-cash items, such as fair value of warrants and our overall working capital improvement of $0.5 million due to decreased payments related to accounts payable, accrued liabilities and inventories, and increased collections on outstanding accounts receivable.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2015 resulted from cash outflows for purchases of tooling equipment of $0.2 million, related to the development of our next generation Celution device. The cash outflow was $0.4 million lower than the same period in 2014 due to the culmination of our license fee obligation and due to expense reduction efforts implemented throughout 2014.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2015 related primarily to a sale of common stock through an “at the market offering”.  In March 2015, Cowen and Company sold 3.4 million shares of our common stock, raising approximately $4.2 million in gross proceeds, net of $4 million. The cash inflow from financing activities was approximately $3 million lower than the same period in 2014, primarily due to the fact that there was $4.8 million more in capital raised during the quarter ended March 31, 2014 as compared to the same period in 2015, offset by a reduction of $2 million in purchase price payments to Olympus.

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

We believe it is important for you to understand our most critical accounting policies.  Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements
None

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates. There have been no material changes in our market risks during the quarter ended March 31, 2015.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of March 31, 2015, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Index
Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended March 31, 2015, a hypothetical 10% adverse change in the Euro or Yen against the U.S. Dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2015, we were not a party to any material legal proceeding.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we strongly encourage you to review with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. In addition to those risk factors, we identified the following  new risks or substantive changes from the risks  described in our Annual Report on Form 10-K. If any of the risks described in our Annual Report on Form 10-K or discussed below actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Index
New or Updated Risks Related to Our Business

Our independent registered public accounting firm has issued a “going concern” opinion.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity and/or debt. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations. The outcome of these matters cannot be predicted at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our business plan or to generate positive operating results. Our independent registered public accounting firm has indicated that these matters, among others, raise substantial doubt about our ability to continue as a going concern.

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

Pursuant to the recently announced securities transaction and related equity purchase, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least the next 18 months, which includes minimum liquidity requirements of the Loan and Security Agreement, which requires us to maintain at least three months of cash on hand. The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives.

We may not be able to obtain shareholder approval or refinance our outstanding debt principal as required by our May 5, 2015 financing.

On May 5, 2015, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell an aggregate of up to $25 million of units, with each unit consisting of one share of common stock and one warrant to purchase one share in two closings. At the initial closing, we issued and sold units in an amount such that the shares of common stock included in the Units equals up to 19.99% of our issued and outstanding common stock on the Initial Closing date of the agreement.

We agreed to seek approval from our stockholders as may be required by the applicable rules and regulations of the Nasdaq Stock Market, including the issuance of all of the shares of common stock included in the units (including such shares of common stock issuable upon exercise of the warrants) in excess of 19.99% of our issued and outstanding common stock on the initial closing date. We refer to this approval as the “Stockholder Approval.” Subject to receipt of such stockholder approval and the satisfaction of certain other conditions, including a refinancing of our outstanding debt under our Loan Agreement, we expect to complete a second closing within 5 business days of receipt of such Stockholder Approval, in which we expect to sell up to $5.6 million of units consisting of one share of our common stock and one warrant to purchase one share of common stock. Depending on the price of our common stock in the five trading days prior to the second closing, at the second closing we will sell and issue units in an amount up to 15 million units but in any event not less than 7.3 million units. We intend to use a portion of the proceeds to refinance our existing debt to provide that our outstanding debt under our Loan Agreement does not exceed $18.0 million, however there are no assurances that we will be able to refinancing on acceptable terms, or on a timely basis. If we are unable to obtain the Stockholder Approval or refinance our outstanding debt under our Loan Agreement, or if any of the other closing conditions to the second closing are not satisfied, we will not be able to sell up to $5.6 million of units we will offer and the proceeds to us from this offering will be reduced accordingly.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Index
Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Refer to the Exhibit Index immediately following the signature page, which is incorporated herein by reference.

Index
 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 11, 2015		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: May 11, 2015		Tiago Girao
VP of Finance and Chief Financial Officer

Index
Exhibits Index

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2015)

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014).

10.1	Amendment One to the Securities Purchase Agreement, dated March 16, 2015, between the Company and certain institutional investors (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*      These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350 and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.