Form 10-Q
period 2015-06-30
CYTORI THERAPEUTICS, INC.
filed 2015-08-10
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes   ☐    No   ☒

As of July 31, 2015, there were 150,958,152 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

Index
PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$23,842,000	$14,622,000
Accounts receivable, net of reserves of $900,000 and of $1,523,000 in 2015 and 2014, respectively	750,000	1,243,000
Inventories, net	4,079,000	4,829,000
Other current assets	986,000	992,000

Total current assets	29,657,000	21,686,000

Property and equipment, net	1,860,000	1,583,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	1,480,000	1,763,000
Intangibles, net	9,255,000	9,415,000
Goodwill	3,922,000	3,922,000

Total assets	$46,524,000	$38,719,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$7,003,000	$5,546,000
Current portion of long-term obligations, net of discount	26,000	7,363,000
Joint venture purchase obligation	2,192,000	3,008,000

Total current liabilities	9,221,000	15,917,000

Deferred revenues	253,000	112,000
Warrant liabilities, long-term	18,187,000	9,793,000
Long-term deferred rent and other	419,000	558,000
Long-term obligations, net of discount, less current portion	16,184,000	18,041,000

Total liabilities	44,264,000	44,421,000

Commitments and contingencies
Stockholders’ equity (deficit):
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued; 0 and 5,311 outstanding in 2015 and 2014, respectively	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 150,958,152 and 99,348,377 shares issued and outstanding in 2015 and 2014, respectively	151,000	99,000
Additional paid-in capital	356,940,000	331,772,000
Accumulated other comprehensive income	951,000	700,000
Accumulated deficit	(355,782,000)	(338,273,000)

Total stockholders’ equity (deficit)	2,260,000	(5,702,000)

Total liabilities and stockholders’ equity (deficit)	$46,524,000	$38,719,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Product revenues	$1,614,000	$935,000	$2,516,000	$1,965,000

Cost of product revenues	1,296,000	766,000	1,894,000	1,187,000

Gross profit	318,000	169,000	622,000	778,000

Development revenues:
Government contracts and other	1,847,000	356,000	3,291,000	759,000
	1,847,000	356,000	3,291,000	759,000
Operating expenses:
Research and development	6,048,000	4,674,000	10,012,000	8,966,000
Sales and marketing	654,000	1,934,000	1,493,000	3,861,000
General and administrative	2,793,000	4,602,000	5,292,000	8,942,000
Change in fair value of warrant liabilities	(13,122,000)	—	2,322,000	—

Total operating expenses	(3,627,000)	11,210,000	19,119,000	21,769,000

Operating income (loss)	5,792,000	(10,685,000)	(15,206,000)	(20,232,000)

Other income (expense):
Income (loss) on asset disposal	(1,000)	(1,000)	8,000	(1,000)
Loss on debt extinguishment	(260,000)	—	(260,000)	—
Interest income	3,000	1,000	3,000	3,000
Interest expense	(936,000)	(1,085,000)	(2,007,000)	(2,026,000)
Other income (expense), net	(148,000)	(58,000)	(47,000)	28,000

Total other expense	(1,342,000)	(1,143,000)	(2,303,000)	(1,996,000)

Net income (loss)	$4,450,000	$(11,828,000)	$(17,509,000)	$(22,228,000)

Beneficial conversion feature for convertible preferred stock	—	—	(661,000)	—
Net income (loss) allocable to common stockholders	$4,450,000	$(11,828,000)	$(18,170,000)	$(22,228,000)

Net income (loss) per share allocable to common stockholders
Basic	$0.03	$(0.15)	$(0.15)	$(0.29)
Diluted	$0.03	$(0.15)	$(0.15)	$(0.29)

Weighted average shares used in calculating net income (loss) per share allocable to common stockholders
Basic	138,992,108	76,682,643	122,691,044	75,399,647
Diluted	147,368,073	76,682,643	122,691,044	75,399,647

Comprehensive income (loss):
Net income (loss)	$4,450,000	$(11,828,000)	$(17,509,000)	$(22,228,000)
Other comprehensive income (loss) – foreign currency translation adjustments	215,000	193,000	251,000	143,000
Comprehensive income (loss)	$4,665,000	$(11,635,000)	$(17,258,000)	$(22,085,000)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,509,000)	$(22,228,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	510,000	344,000
Amortization of deferred financing costs and debt discount	500,000	562,000
Joint Venture acquisition obligation accretion	307,000	145,000
Provision for doubtful accounts	—	836,000
Provision for expired enzyme	—	209,000
Change in fair value of warrants	2,322,000	—
Stock-based compensation expense	1,146,000	1,448,000
Loss on debt extinguishment	260,000	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	544,000	1,386,000
Inventories	730,000	(526,000)
Other current assets	(106,000)	(59,000)
Other assets	407,000	(281,000)
Accounts payable and accrued expenses	1,089,000	124,000
Deferred revenues	151,000	—
Long-term deferred rent	(139,000)	(97,000)

Net cash used in operating activities	(9,788,000)	(18,137,000)

Cash flows from investing activities:
Purchases of property and equipment	(497,000)	(467,000)
Expenditures for intellectual property	(13,000)	(255,000)
License agreement termination fee	—	(400,000)

Net cash used in investing activities	(510,000)	(1,122,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(25,032,000)	—
Proceeds from long-term obligations	17,700,000	—
Debt issuance costs and loan fees	(1,854,000)	—
Joint Venture purchase payments	(1,123,000)	(2,189,000)
Proceeds from exercise of employee stock options and warrants	4,986,000	33,000
Proceeds from sale of common stock, net	24,930,000	18,665,000
Dividends paid on preferred stock	(75,000)	—

Net cash provided by financing activities	19,532,000	16,509,000

Effect of exchange rate changes on cash and cash equivalents	(14,000)	4,000

Net increase (decrease) in cash and cash equivalents	9,220,000	(2,746,000)

Cash and cash equivalents at beginning of period	14,622,000	15,506,000

Cash and cash equivalents at end of period	$23,842,000	$12,760,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,202,000	$1,318,000

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	10,000	—
Declared dividend related to preferred stock	3,000	—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2015
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at June 30, 2015 has been derived from the audited financial statements at December 31, 2014, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the Company) have been included.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2014.

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

We have net income of $4.5 million and net loss of $17.5 million for the three and six months ended June 30, 2015, respectively and incurred net losses of $11.8 million and $22.2 million for the three and six months ended June 30, 2014, respectively.  We have an accumulated deficit of $356 million as of June 30, 2015.  Additionally, we have used net cash of $9.8 million and $18.1 million to fund our operating activities for the six months ended June 30, 2015 and 2014, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. On May 5, 2015, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of its common stock and one warrant to purchase one share of its common stock.

Pursuant to the recently announced securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, the Company believes it has sufficient cash to fund operations through at least the next 12 months. The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives.

See Note 12 for further discussion on our May 2015 Securities Purchase Agreement.

4.	Transactions with Olympus Corporation

On April 30, 2015, the Company entered into Amendment One to Joint Venture Termination Agreement (the “Amendment”) with Olympus Corporation (“Olympus”) to that certain Joint Venture Termination Agreement, dated May 8, 2013, by and between  the Company and Olympus (the “Agreement”) in order to extend our payment obligations under the Agreement.

Under the original Agreement, we were required to pay Olympus a total purchase price of $6 million within two years of the date of the Agreement.  The Amendment amends the payment terms of the Agreement to extend the period for payment of the remaining balance of the $6 million, or $3.2 million, with the balance of the purchase price bearing an interest rate of 6% per annum.  Pursuant to the Amendment, we paid $1 million on May 8, 2015 and are required to pay $0.5 million of principal on or prior to September 30, 2015, $0.5 million of principal on or prior to December 31, 2015, $0.5 million of principal on or prior to March 31, 2016, and the remaining $0.7 million of principal and accrued interest on or prior to May 8, 2016.  We may prepay the remaining principal and accrued interest at any time without penalty.

Index
In accordance with the terms of the Agreement, if we fail to pay the full balance of any installment payment, we will be required to pay Olympus the extended purchase price of a total of $16 million on or prior to March 1, 2020, with any principal payments previously paid applied towards the extended purchase price.

5.	Long-term Debt

On May 29, 2015 we entered into the Loan and Security Agreement with Oxford Finance LLC (“Oxford” or “Lender”), pursuant to which the Lender funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the loan agreement. The Term Loan accrues interest at a floating rate of 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan Agreement, we are required to make interest only payments through June 1, 2016 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term loan through June 1, 2019, the maturity date. If we receive positive data on our US ACT-OA clinical trial or close a licensing, partnership or similar transaction on terms acceptable to the Lender by May 31, 2016, the interest only payments will be extended to December 1, 2016. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment fee in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to the Lender warrants to purchase an aggregate of 1,416,618 shares of our common stock at an exercise price of $0.69 per share. These warrants are exercisable on or after November 30, 2015 and will expire on May 29, 2025, and following the authoritative accounting guidance, are equity classified.

In connection with the Loan Agreement, we prepaid all outstanding amounts under our prior loan agreement, at which time the Company’s obligations under the prior loan agreement immediately terminated. The Company paid to the prior agent and the prior lenders (Oxford Finance LLC and Silicon Valley Bank) approximately $25.4 million, consisting of the then outstanding principal balance due of approximately $23.4 million, accrued but unpaid interest of approximately $0.2 million, final payment and other agency fees of approximately $1.8 million and other customary lender fees and expenses.

For Oxford, we accounted for this Term Loan as a debt modification.  The Company retired $3.1 million of the principal of the previous loan and the corresponding unamortized fees were expensed. The remaining fees of $0.8 million, were recorded as debt discount, and along with the new loan fees, will be amortized as an adjustment of interest expense using the effective interest method.  For Silicon Valley Bank, which did not participate in the Term Loan, the payoff of the loan was accounted for as debt extinguishment.  Accordingly, a total loss on debt extinguishment of $0.3 million was recorded, which includes the unamortized fees and discounts along with final payment fees.

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to the Lender was calculated utilizing the Black-Scholes option pricing model. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free interest rate for period within the contractual life of the warrant is based on the U.S. Treasury yield in effect at the time of grant. We will amortize the relative fair value of the warrants as a discount of $0.8 million over the term of the loan using the effective interest method, with an effective interest rate of 14.95%. The Term Loan is collateralized by a security interest in substantially all of the Company’s existing and after-acquired assets, subject to certain exceptions set forth in the Loan Agreement and excluding its intellectual property assets, which are subject to a negative pledge.

6.	Revenue Recognition

Concentration of Significant Customers

Two distributors and three direct customers comprised 68% of our revenue recognized for the six months ended June 30, 2015.  Two direct customers accounted for 73% of total outstanding accounts receivable as of June 30, 2015.

Five distributors comprised 71% of our revenue recognized for the six months ended June 30, 2014.  Three distributors accounted for 78% of total outstanding accounts receivable as of June 30, 2014.

Index
Product revenues, classified by geographic location, are as follows:

	Three months ended				Six months ended

	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total

Americas	$272,000	17%	$227,000	24%	$477,000	19%	$264,000	14%
Japan	352,000	22%	618,000	66%	957,000	38%	1,263,000	64%
Europe	328,000	20%	90,000	10%	416,000	17%	438,000	22%
Asia Pacific	662,000	41%	—	—	666,000	26%	—	—
Total product revenues	$1,614,000	100%	$935,000	100%	$2,516,000	100%	$1,965,000	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with governmental agencies like the BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $1.8 million and $3.3 million in BARDA revenue for the three and six months ended June 30, 2015, respectively as compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively.

7.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	June 30, 2015	December 31, 2014

Raw materials	$1,556,000	$1,715,000
Work in process	829,000	1,301,000
Finished goods	1,694,000	1,813,000
	$4,079,000	$4,829,000

8.	Income (Loss) per Share

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

We have included 8.4 million dilutive securities for the purposes of calculating earnings per share for the three months ended June 30, 2015. We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the six month period ended June 30, 2015 and three and six month periods ended June 30, 2014, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 55.1 million for the six month periods ended June 30, 2015 and 22.5 million for the three and six month periods ended June 30, 2014, respectively.

Index
9.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress.  As of June 30, 2015, we have clinical research study obligations of $9.2 million ($5.2 million of which are expected to be complete within a year).  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We have entered into several lease agreements for our headquarters office location as well as international office locations. As of June 30, 2015, we have remaining lease obligations of $5.2 million ($2.2 million of which are expected to be completed within a year).

We have amended a supply agreement that contains a minimum purchase requirement. Pursuant to the amendment, as of June 30, 2015, we have a minimum purchase obligation of $1 million, all of which is expected to be completed within a year.

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

See Note 4 for a discussion of our commitments and contingencies related to our transactions with Olympus.

10.	Fair Value Measurements

Fair value measurements are market-based measurements, not entity-specific measurements.  Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  We follow a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values.  The basis for fair value measurements for each level within the hierarchy is described below:

● Level 1: Quoted prices in active markets for identical assets or liabilities.

● Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

● Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	June 30, 2015	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,644,000	$5,644,000	$—	$—
Liabilities:
Warrant liability	$18,187,000	$—	$—	$18,187,000

	Balance as of	Basis of Fair Value Measurements
	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,144,000	$8,144,000	$—	$—
Liabilities:
Warrant liability	$9,793,000	$—	$—	$9,793,000

We use quoted market prices to determine the fair value of our cash equivalents, which consist of money market funds that are classified in Level 1 of the fair value hierarchy.

Warrants with exercise price reset features (down-round protection) are accounted for as liabilities, with changes in the fair value included in net income (loss) for the respective periods.  Because some of the inputs to our valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

Our stock price can be volatile and there could be material fluctuations in the value of warrants in future periods.

Index
Warrant Liability

In connection with the October 2014 Securities Purchase Agreement the Company issued common stock purchase warrants to certain institutional investors.  Each warrant has an exercise price of $0.5771 per share, is exercisable six months after the date of issuance and expires five years from the date on which it is initially exercisable.  The initial fair value of the liability associated with these warrants was $10.0 million. The fair value of the October warrants was $7.5 million as of June 30, 2015 and $9.8 million as of December 31, 2014.

In May 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering. The Securities Purchase Agreement contemplates two closings, the first of which occurred on May 8, 2015, the second of which will occur upon satisfaction of certain conditions precedent, including, but not limited to, receipt of required stockholder approval.  Each warrant issued at the initial closing has an initial exercise price of $1.02 per share, will be exercisable six months and one day after the date of issuance and expires five years from the date it becomes exercisable. The initial fair value of the liability associated with these warrants was $14.3 million, and the fair value decreased to $10.7 million as of June 30, 2015.

All future changes in the fair value of the warrants will be recognized in our consolidated statements of operations until they are either exercised or expire in 2020.  The warrants are not traded in an active securities market, and as such the estimated the fair value as of June 30, 2015 and December 31, 2014 was determined by using an option pricing model (Monte Carlo) with the following assumptions:

	As of June 30, 2015	As of December 31, 2014
October 2014 Warrants
Expected term	4.8 years	5.3 years
Common stock market price	$0.56	$0.49
Risk-free interest rate	1.63%	1.65%
Expected volatility	90-120%	90.00%
Resulting fair value (per warrant)	$0.43	$0.38

	As of June 30, 2015	As of December 31, 2014
May 2015 Warrants
Expected term	5.4 years	—
Common stock market price	$0.56	—
Risk-free interest rate	1.63%	—
Expected volatility	90-120%	—
Resulting fair value (per warrant)	$0.42	—

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

Index
The following table summarizes the change in our Level 3 warrant liability value:

Warrant liability	Six months ended June 30, 2015

Beginning balance	$9,793,000
Issuance of warrants	14,329,000
Exercised warrants	(8,257,000)
Change in fair value	2,322,000
Ending balance	$18,187,000

The main drivers for the change in the fair value of warrants at June 30, 2015, were issuance of new warrants, exercise of issued warrants and changes in our stock price, as compared to the stock price at December 31, 2014.

11.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2015 and December 31, 2014, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At June 30, 2015 and December 31, 2014, the aggregate fair value and the carrying value of the Company’s long-term debt were as follows:

	June 30, 2015		December 31, 2014

	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt	$16,219,000	$16,184,000	$25,206,000	$25,373,000

Carrying value is net of debt discount of $2.7 million and $1.5 million as of June 30, 2014 and December 31, 2014, respectively.

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

12.	Stockholders’ Equity

Preferred Stock

We have authorized 5 million shares of $0.001 par value preferred stock. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.  There were 13,500 shares of Series A 3.6% Convertible Preferred Stock issued at June 30, 2015 and December 31, 2014 and 0 and 5,311 shares outstanding as of June 30, 2015 and December 31, 2014, respectively.

In October 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company sold a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of the Company’s Series A 3.6% Convertible Preferred Stock, which are convertible into shares of the Company’s common stock with a conversion price of $0.52, and warrants to purchase up to a number of shares of common stock equal to 100% of the conversion shares under the shares of preferred stock, in a registered direct offering. The preferred stock and the warrants were immediately separable and were issued separately. As of June 30, 2015, all remaining outstanding Series A 3.6% Convertible Preferred Stock were converted into shares of common stock.

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

Index
In connection with the 3.6% Convertible Preferred Stock outstanding at December 31, 2014, we declared a cash dividend of $0.07 million.  The cash dividend was paid in January 2015.

Common Stock

In May 2014, the Company entered into a sales agreement with Cowen and Company, LLC, relating to shares of our common stock, $0.001 par value per share. Pursuant to this agreement, through April 30, 2015, Cowen sold a total of 5.8 million shares of our common stock, raising approximately $7.2 million in net proceeds (after deductions for sales agent commissions and discounts and other offering costs), through an “at the market offering.”

In September 2014, the Company and 13 holders of warrants dated June 4, 2014 to purchase a total of 4 million shares of the Company’s common stock agreed to amend the warrants in order to reduce the exercise price from $3.00 per share to $1.00 per share and change the expiration date from June 4, 2019 to September 10, 2014.  The Company received proceeds of approximately $4 million from the exercise of the warrants.  In addition, pursuant to the terms of the amendment, upon each holder’s exercise of all shares for cash prior to the amended expiration date, the Company issued additional warrants for the same number of common shares to the holders.  The additional warrants have an exercise price of $2.00 per share, and are exercisable on the date that is six months and one day from the date of issuance and expire five years from the date of issuance.  For those investors participating in the October 2014 issuance of Series A 3.6% Convertible Preferred Stock, we agreed to reduce the exercise price of 3.4 million warrants from $2.00 per share to $0.5771 per share, conditioned upon shareholder approval which was obtained in January 2015.  As of June 30, 2015, all 3.4 million warrants had been exercised, some via cash and others on a cashless basis resulting in the issuance of an aggregate of 1.8 million shares of Common Stock, and receipt by the Company of $0.1 million in net proceeds.

In October 2014 the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which it issued common stock purchase warrants to the institutional investors.  Each warrant has an exercise price of $0.5771 per share, is exercisable six months after the date of issuance and expires five years from the date on which it is initially exercisable.  As of June 30, 2015, 8.5 million of the October 2014 warrants have been exercised for cash at $0.5771 per share for net proceeds of $4.9 million and 17.5 million October 2014 warrants remain outstanding.

In May 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering.  The purchase and sale of the units is expected to take place in two separate closings.  At the initial closing, which took place on May 8, 2015, the Company received approximately $17.7 million in net proceeds from the sale of units. The purchase price for each unit sold at the initial closing was $0.77. Each warrant issued as part of the units at the initial closing has an initial exercise price of $1.02 per share, will be exercisable six months and one day after the date of issuance and expires five years from the date it becomes exercisable. The second closing of the purchase and sale of the units is subject to certain conditions, including, without limitation, shareholder vote, which is anticipated to take place at the Company’s annual stockholder meeting in August 2015. If the Company satisfies these conditions, the second closing will occur within ten days after satisfaction (or waiver) of these conditions.

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

Overview

We develop cellular therapeutics uniquely formulated and optimized for specific diseases and medical conditions. Our lead therapeutics are currently targeted for impaired hand function in scleroderma, osteoarthritis of the knee, stress urinary incontinence, and deep thermal burns combined with radiation exposure.

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

Our goal is to bring Cytori Cell Therapy to market first for the treatment of impaired hand function in scleroderma and osteoarthritis of the knee, through Cytori-sponsored clinical development efforts. We received Investigational Device Exemption (IDE) approval from the U.S. Food and Drug Administration (FDA) in late 2014 and in early 2015 initiated the osteoarthritis study. Enrollment in the osteoarthritis study was completed in June 2015. The first sites for the scleroderma study were initiated towards the end of July 2015. In addition, we are developing a treatment for thermal burns combined with radiation injury under a contract from the Biomedical Advanced Research Development Authority (BARDA), a division of the U.S. Department of Health and Human Services. We are also exploring other development opportunities in a variety of other conditions.

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

Development Pipeline

The primary therapeutic areas currently in the development pipeline are scleroderma, orthopedics, stress urinary incontinence, and the treatment of thermal burns.

Scleroderma

In January 2015, the FDA granted unrestricted IDE approval for a pivotal clinical trial, named the “STAR” trial, to evaluate Cytori Cell Therapy as a potential treatment for impaired hand function in scleroderma, a rare autoimmune disease affecting approximately 50,000 patients in the U.S. The STAR trial is a 48-week, randomized, double blind, placebo-controlled pivotal clinical trial of 80 patients in the U.S. The trial evaluates the safety and efficacy of a single administration of Cytori Cell Therapy (ECCS-50) in scleroderma patients affecting the hands and fingers. The STAR trial plans to use the Cochin Hand Function Scale (CHFS), a validated measure of hand function, as the primary endpoint measured at six months after a single administration of ECCS-50 or placebo. Patients in the placebo group will be eligible for crossover to the active arm of the trial after all patients have completed 48 weeks of follow up. In February 2015, the FDA approved our request to increase the number of investigational sites from 12 to up to 20. The increased number of sites is anticipated to broaden the geographic coverage of the trial and facilitate trial enrollment. The first sites for the scleroderma study were initiated towards the end of July 2015.

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

In 2014, Dr.’s Guy Magalon and Brigette Granel from the Assistance Publique des Hôpitaux de Marseille submitted a study for review for a follow-up pivotal/phase III randomized, double-blind, placebo controlled trial in France, to be co-sponsored by Cytori, called SCLERADEC II. Patients will be followed for 6 months post-procedure. The trial was approved by the French government in April 2015. The study will be initiated in the fourth quarter of 2015.

Index
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

Osteoarthritis

In the later part of 2014, we received approval by the FDA to begin a U.S. IDE pilot (phase IIa/b) trial of Cytori Cell Therapy in patients with osteoarthritis of the knee. The trial, called ACT-OA, is a 90 patient, randomized, double-blind, placebo control study involving two dose escalations of Cytori Cell Therapy, a low dose and a high dose, and will be conducted over 48 weeks. The randomization is 1:1:1 between the control, low and high dose groups. Enrollment on this trial began in February 2015 and was completed in June 2015.

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

Stress Urinary Incontinence

Another therapeutic target under evaluation by us is stress urinary incontinence in men following surgical removal of the prostate gland, which is based on positive data reported in a peer reviewed journal resulting from the use of adipose-derived regenerative cells processed by our Celution System. The ADRESU trial is a 45 patient, open-label, multi-center, and single arm trial that has recently been approved by Japan’s Ministry of Health, Labour and Welfare (MHLW) and is being led by both Momokazu Gotoh, MD, Ph.D., Professor and Chairman of the Department of Urology and Tokunori Yamamoto, MD, Ph.D., Associate Professor Department of Urology at Nagoya University Graduate School of Medicine. The goal of this investigator-initiated trial will be to gain product approval for Cytori Cell Therapy technology for this indication. This clinical trial is primarily sponsored and funded by the Japanese Government.

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

Other Clinical Indications

Heart failure due to ischemic heart disease does not represent a clinical target at this time and the Company intends to minimize expenses related to its initiatives in this area. The ATHENA and ATHENA II trial programs, which sought to evaluate the safety and feasibility of Cytori Cell Therapy in patients with heart failure due to ischemic heart disease, were truncated and we intend to use the data from these trial programs for regulatory support for our other indications and also to publish in peer reviewed forums.

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

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® System, related consumables and StemSource® Cell Banks.

The following table summarizes the components for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,

	2015	2014	2015	2014

Product revenues - third party	$1,614,000	$935,000	$2,516,000	$1,965,000

We experienced an increase in product revenue during the three and six months ended June 30, 2015 as compared to the same periods in 2014, due principally to the partial fulfillment of Lorem Vascular’s opening purchase order upon CFDA’s clearance during the second quarter.

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

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,

	2015	2014	2015	2014

Cost of product revenues	$1,276,000	$746,000	$1,855,000	$1,148,000
Share-based compensation	20,000	20,000	39,000	39,000
Total cost of product revenues	$1,296,000	$766,000	$1,894,000	$1,187,000
Total cost of product revenues as % of product revenues	80.3%	81.9%	75.3%	60.4%

Index
Cost of product revenues as a percentage of product revenues was 80.3% and 75.3% for the three and six months ended June 30, 2015 and 81.9% and 60.4% for the three and six months ended June 30, 2014, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocation of overhead.

The future.  We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate.

Development revenues

Under our government contract with BARDA, we recognized a total of $1.9 million and $3.3 million in revenues for the three and six months ended June 30, 2015, respectively which included allowable fees as well as cost reimbursements. During the three and six months ended June 30, 2015, we incurred $1.7 million and $3.1 million in qualified expenditures, respectively. We recognized a total of $0.4 million and $0.8 million in revenues for the three and six months ended June 30, 2014, respectively which also included allowable fees as well as cost reimbursements.  During the three and six months ended June 30, 2014, we incurred $0.3 million and $0.7 million in qualified expenditures, respectively. The increase in revenues for the three and six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to increased research and development activities aligned with the commencement of the new contract option awarded.

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

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,

	2015	2014	2015	2014

General research and development	$5,906,000	$4,530,000	$9,743,000	$8,700,000
Share-based compensation	142,000	144,000	269,000	266,000
Total research and development expenses	$6,048,000	$4,674,000	$10,012,000	$8,966,000

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications as well as the continued development efforts related to our Celution® System.

The increase in research and development expenses for the three and six months ended June 30, 2015 as compared to the same periods in 2014 is due to increases in clinical study expense of $1.8 million and $1.9 million, respectively and an increase in research supplies expense of $0.1 million and $0.1 million, respectively both increases were primarily driven by faster than anticipated enrollment of our ACT-OA clinical trial. These increases were offset by a decrease in salary and related benefits expense (excluding share-based compensation) of $0.3 million and $0.4 million, respectively and decrease in consulting expenses of $0.3 million and $0.4 million respectively.

The future:  We expect research and development expenditures to stay consistent at current levels as we conduct two clinical trials in 2015;  STAR, a trial for treatment of impaired hand function in scleroderma, and ACT-OA, a trial for the potential treatment for osteoarthritis of the knee.

Index
Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,

	2015	2014	2015	2014

Sales and marketing	$627,000	$1,784,000	$1,437,000	$3,596,000
Share-based compensation	27,000	150,000	56,000	265,000
Total sales and marketing expenses	$654,000	$1,934,000	$1,493,000	$3,861,000

The decrease in sales and marketing expense during the three and six months ended June 30, 2015 as compared to the same periods in 2014 is mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $0.8 million and $1.2 million, respectively due to reduction in headcount, decrease in travel and entertainment expenses of $0.2 million and $0.4 million, respectively, decrease in professional services expense of $0.1 million and  $0.3 million, respectively and other reduction in expenses consistent with our cost curtailment efforts implemented throughout 2014.

The future:  We expect sales and marketing expenditures to stabilize or slightly increase in 2015, if revenues increase.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,

	2015	2014	2015	2014

General and administrative	$2,294,000	$4,154,000	$4,510,000	$8,064,000
Share-based compensation	499,000	448,000	782,000	878,000
Total general and administrative expenses	$2,793,000	$4,602,000	$5,292,000	$8,942,000

The decrease in general and administrative expenses during the three and six months ended June 30, 2015 as compared to the same period in 2014 is mainly attributed to a decrease in salary and related benefits expense of $0.7 million and $1.1 million (excluding share-based compensation), respectively, due to reduction in headcount, a decrease in professional services of $0.6 million and $1.3 million, respectively, consistent with our cost curtailment efforts implemented in 2014; and a decrease in non-cash accounts receivable charges of $0.4 million and $0.9 million, respectively.

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

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,

	2015	2014	2015	2014

Cost of product revenues	$20,000	$20,000	$39,000	$39,000
Research and development-related	142,000	144,000	269,000	266,000
Sales and marketing-related	27,000	150,000	56,000	265,000
General and administrative-related	499,000	448,000	782,000	878,000
Total share-based compensation	$688,000	$762,000	$1,146,000	$1,448,000

Index
The decrease in share-based compensation expenses for the three and six months ended June 30, 2015 as compared to the same period in 2014 is primarily related to a lower annual grant caused by reductions in headcount and due to the decline in the stock price during 2015 as compared to the same period in 2014, and its corresponding impact into the share-based compensation.

The future.  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of June 30, 2015, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $3.4 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.61 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,

	2015	2014	2015	2014

Change in fair value of warrant liability	$(13,122,000)	$—	$2,322,000	$—

The main drivers for the change in the fair value of warrants at June 30, 2015, as compared to the stock price at December 31, 2014 were issuance of new warrants, exercise of issued warrants and change in our stock price.

The future: Future changes in the fair value of the warrants will be recognized in earnings until such time as the warrants are exercised or expire. Our stock price can be volatile and there could be material fluctuations in the value of warrants in the future periods.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,

	2015	2014	2015	2014

Loss on debt extinguishment	$(260,000)	$—	$(260,000)	$—
Interest income	3,000	1,000	3,000	3,000
Interest expense	(936,000)	(1,085,000)	(2,007,000)	(2,026,000)
Other income (expense), net	(148,000)	(58,000)	(47,000)	28,000
Total	$(1,341,000)	$(1,142,000)	$(2,311,000)	$(1,995,000)

●
In connection with the Loan and Security Agreement entered into on May 29, 2015 (the “Loan Agreement”) with Oxford Finance LLC (the “Lender”), a loss on debt extinguishment was recorded that relates to the payoff of the prior loan obligation.  See Notes to Consolidated Condensed Financial Statements for further information.

●	Interest expense decreased for the three and six months ended June 30, 2015 as compared to the same period in 2014, due to paydown and refinance of principal loan balance.

●	The changes in other income (expense) during the three months ended June 30, 2015 as compared to the same period in 2014 resulted primarily from changes in foreign currency exchange rates.

The future: We expect interest expense in 2015 to decrease as we refinanced and decreased the principal of our outstanding Term Loan.

Index
Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2015 and December 31, 2014:

	As of June 30, 2015	As of December 31, 2014

Cash and cash equivalents	$23,842,000	$14,622,000

Current assets	$29,657,000	$21,686,000
Current liabilities	9,221,000	15,917,000
Working capital	$20,436,000	$5,769,000

We have net income of $4.5 million and net loss of $17.5 million for the three and six months ended June 30, 2015, respectively and incurred net losses of $11.8 million and $22.2 million for the three and six months ended June 30, 2014, respectively.  We have an accumulated deficit of $356 million as of June 30, 2015.  Additionally, we have used net cash of $9.8 million and $18.1 million to fund our operating activities for the six months ended June 30, 2015 and 2014, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. As of June 30, 2015, we had cash and cash equivalents of approximately $23.8 million. Through April 30, 2015, we sold a total of 5.8 million shares of our common stock, raising approximately $7.2 million in net proceeds through an ATM facility, 8.5 million of the October 2014 warrants have been exercised at $0.5771 per share for net proceeds of $4.9 million and in May 2015, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of its common stock and one warrant to purchase one share of its common stock. The offering will have two separate closings, the first closing took place on May 8, 2015, and we received $17.7 million in net proceeds.  The second closing is subject to certain conditions, including, without limitation, shareholder vote, which is anticipated to take place in August 2015. Giving effect to these issuances we have received approximately $30 million in proceeds from the sale of securities for the six months ended June 30, 2015.

Pursuant to the recently announced securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least the next 12 months. The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives.

See Note 12 above for a discussion on our May 2015 Securities Purchase Agreement.

The following table summarizes our contractual obligations and other commitments at June 30, 2015, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$18,807,000	$19,000	$18,788,000	$—	$—
Interest commitment on long-term obligations	4,089,000	1,611,000	2,478,000	—	—
Operating lease obligations	5,201,000	2,207,000	2,994,000	—	—
Minimum purchase obligation	1,022,000	1,022,000	—	—	—
Joint venture purchase obligation	2,192,000	2,192,000	—	—	—
Clinical research study obligations	9,203,000	5,203,000	4,000,000	—	—
Total	$40,514,000	$12,254,000	$28,260,000	$—	$—

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2014 and 2013 is summarized as follows:

	For the six months ended June 30,
	2015	2014

Net cash used in operating activities	$(9,788,000)	$(18,137,000)
Net cash used in investing activities	(510,000)	(1,122,000)
Net cash provided by financing activities	19,532,000	16,509,000
Effect of exchange rate changes on cash and cash equivalents	(14,000)	4,000
Net increase (decrease) in cash and cash equivalents	$9,220,000	$(2,746,000)

Index
Operating activities

Net cash used in operating activities, for the six months ended June 30, 2015 was $9.8 million, approximately $8.3 million lower than the same period in 2014, primarily due to the $6.2 million decrease in operating net loss, adjusted for non-cash items, such as fair value of warrants, and our overall working capital improvement of approximately $2.1 million due primarily to decreased payments related to inventories, accounts payable and accrued liabilities.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2015 resulted from cash outflows for payment for purchases of property and equipment of $0.5 million. The cash outflow was $0.6 million lower than the same period in 2014 due to the culmination of our license fee obligation and due to lower expenditures related to our intellectual property.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2015 was approximately $3.0 million higher than the same period it 2014 and it was related primarily to a sale of common stock in connection with a Securities Purchase Agreement to sell up to $25 million of units, of which we received net proceeds of $17.7 million. We also received net proceeds of $7.2 million for the sale of 5.3 million shares through an “at the market offering” and proceeds of $4.9 million through warrant exercises. These proceeds were offset by cash outflows for the debt refinance and its related final payment fees, issuance costs and other loan fees as well as payments towards our Joint Venture purchase obligation.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or the FASB, or other standard setting bodies that the Company adopts as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial condition or results of operations upon adoption.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest. The standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability. The Company is currently evaluating the impact of ASU 2015-03 on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company beginning in the first quarter of fiscal 2018 and allows for a full retrospective or a modified retrospective adoption approach. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standard Update (ASU) 2015-11, simplifying the measurement of Inventory. The standard requires companies to measure inventory (excluding inventory measured using LIFO and retail inventory methods) at the lower of cost or net realizable value. The Company is currently evaluating the impact of ASU 2015-11 on its consolidated financial statements.

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates. There have been no material changes in our market risks during the quarter ended June 30, 2015.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of June 30, 2015, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended June 30, 2015, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2015, we were not a party to any material legal proceeding.

Index
Item 1A.	Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, , as supplemented and updated by the risk factors included in Part II, Item 1A. "Risk Factors" in our quarterly report on Form 10-Q for the period ended March 31, 2015, which we strongly encourage you to review with all other information contained or incorporated by reference in this report before you decide to invest in our common stock.

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 10, 2015		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: August 10, 2015		Tiago Girao
VP of Finance and Chief Financial Officer

Index
Exhibits Index

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2015)

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014)

4.1	Form of Initial Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 5, 2015)

4.2	Form of Additional Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 5, 2015)

4.3	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 5, 2015)

10.1
Form of Securities Purchase Agreement, dated May 5, 2015, by and among Cytori Therapeutics, Inc. and the investors named therein (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 5, 2015)

10.2
Placement Agency Agreement, dated May 5, 2015, by and between Cytori Therapeutics, Inc. and Mizuho Securities USA Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 5, 2015)

10.3
Amendment One to Joint Venture Termination Agreement, dated April 30, 2015, by and between Cytori Therapeutics, Inc. and Olympus Corporation (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 5, 2015)

10.4	Loan and Security Agreement, dated May 29, 2015, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*      These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350 and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.