Form 10-Q
period 2015-09-30
CYTORI THERAPEUTICS, INC.
filed 2015-11-06
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes   ☐    No  ☒

As of October 31, 2015, there were 158,485,195 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	3

		Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 (unaudited)	4

		Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	5

		Notes to Consolidated Condensed Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	23
	Item 1A.	Risk Factors	23
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
	Item 3.	Defaults Upon Senior Securities	24
	Item 4.	Mine Safety Disclosures	24
	Item 5.	Other Information	24
	Item 6.	Exhibits	24

Index
PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$18,970,000	$14,622,000
Accounts receivable, net of reserves of $900,000 and of $1,523,000 in 2015 and 2014, respectively	1,134,000	1,243,000
Inventories, net	4,612,000	4,829,000
Other current assets	1,314,000	992,000

Total current assets	26,030,000	21,686,000

Property and equipment, net	1,734,000	1,583,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	1,214,000	1,763,000
Intangibles, net	9,196,000	9,415,000
Goodwill	3,922,000	3,922,000

Total assets	$42,446,000	$38,719,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,279,000	$5,546,000
Current portion of long-term obligations, net of discount	1,446,000	7,363,000
Joint venture purchase obligation	1,725,000	3,008,000

Total current liabilities	9,450,000	15,917,000

Deferred revenues	143,000	112,000
Warrant liabilities, long-term	12,527,000	9,793,000
Long-term deferred rent and other	348,000	558,000
Long-term obligations, net of discount, less current portion	14,978,000	18,041,000

Total liabilities	37,446,000	44,421,000

Commitments and contingencies
Stockholders’ equity (deficit):
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued; 0 and 5,311 outstanding in 2015 and 2014, respectively	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 158,468,645 and 99,348,377 shares issued and outstanding in 2015 and 2014, respectively	159,000	99,000
Additional paid-in capital	358,035,000	331,772,000
Accumulated other comprehensive income	1,061,000	700,000
Accumulated deficit	(354,255,000)	(338,273,000)

Total stockholders’ equity (deficit)	5,000,000	(5,702,000)

Total liabilities and stockholders’ equity (deficit)	$42,446,000	$38,719,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Product revenues	$766,000	$518,000	$3,281,000	$2,484,000

Cost of product revenues	502,000	337,000	2,395,000	1,524,000

Gross profit	264,000	181,000	886,000	960,000

Development revenues:
Government contracts and other	1,711,000	585,000	5,002,000	1,345,000
	1,711,000	585,000	5,002,000	1,345,000
Operating expenses:
Research and development	4,352,000	3,140,000	14,363,000	12,106,000
Sales and marketing	566,000	1,471,000	2,059,000	5,332,000
General and administrative	2,370,000	4,179,000	7,662,000	13,121,000
Change in fair value of warrant liabilities	(7,310,000)	(134,000)	(4,988,000)	(134,000)

Total operating expenses	(22,000)	8,656,000	19,096,000	30,425,000

Operating income (loss)	1,997,000	(7,890,000)	(13,208,000)	(28,120,000)

Other income (expense):
Income (loss) on asset disposal	(3,000)	(14,000)	6,000	(15,000)
Loss on debt extinguishment	—	—	(260,000)	—
Interest income	3,000	1,000	6,000	4,000
Interest expense	(669,000)	(1,260,000)	(2,677,000)	(3,286,000)
Other income (expense), net	199,000	(222,000)	152,000	(195,000)

Total other expense	(470,000)	(1,495,000)	(2,773,000)	(3,492,000)

Net income (loss)	$1,527,000	$(9,385,000)	$(15,981,000)	$(31,612,000)
Beneficial conversion feature for convertible preferred stock	—	—	(661,000)	—
Net income (loss) allocable to common stockholders	$1,527,000	$(9,385,000)	$(16,642,000)	$(31,612,000)

Net income (loss) per share allocable to common stockholders
Basic	$0.01	$(0.12)	$(0.12)	$(0.41)
Diluted	$0.01	$(0.12)	$(0.12)	$(0.41)

Weighted average shares used in calculating net income (loss) per share allocable to common stockholders
Basic	153,798,471	80,430,061	133,174,133	77,091,624
Diluted	157,968,958	80,430,061	133,174,133	77,091,624

Comprehensive income (loss):
Net income (loss)	$1,527,000	$(9,385,000)	$(15,981,000)	$(31,612,000)
Other comprehensive income (loss) – foreign currency translation adjustments	110,000	58,000	361,000	201,000
Comprehensive income (loss)	$1,637,000	$(9,327,000)	$(15,620,000)	$(31,411,000)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(15,981,000)	$(31,612,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	761,000	525,000
Amortization of deferred financing costs and debt discount	714,000	961,000
Joint Venture acquisition obligation accretion	340,000	362,000
Provision for doubtful accounts	—	1,126,000
Provision for expired enzyme	—	313,000
Change in fair value of warrants	(4,988,000)	(134,000)
Stock-based compensation expense	1,617,000	2,566,000
Loss on asset disposal	5,000	15,000
Loss on debt extinguishment	260,000	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	131,000	2,505,000
Inventories	(10,000)	(1,158,000)
Other current assets	(258,000)	(19,000)
Other assets	762,000	(124,000)
Accounts payable and accrued expenses	870,000	(666,000)
Deferred revenues	41,000	47,000
Long-term deferred rent	(210,000)	(81,000)

Net cash used in operating activities	(15,946,000)	(25,374,000)

Cash flows from investing activities:
Purchases of property and equipment	(544,000)	(792,000)
Expenditures for intellectual property	(13,000)	(255,000)
License agreement termination fee	—	(400,000)

Net cash used in investing activities	(557,000)	(1,447,000)

Cash flows from financing activities:
Principal payments on long-term obligations	(25,032,000)	(1,303,000)
Proceeds from long-term obligations	17,700,000	—
Debt issuance costs and loan fees	(1,854,000)	—
Joint Venture purchase payments	(1,623,000)	(2,236,000)
Proceeds from exercise of employee stock options and warrants	4,986,000	4,066,000
Proceeds from sale of common stock, net	26,749,000	18,650,000
Dividends paid on preferred stock	(75,000)	—

Net cash provided by financing activities	20,851,000	19,177,000

Effect of exchange rate changes on cash and cash equivalents	—	(13,000)

Net increase (decrease) in cash and cash equivalents	4,348,000	(7,657,000)

Cash and cash equivalents at beginning of period	14,622,000	15,506,000

Cash and cash equivalents at end of period	$18,970,000	$7,849,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,607,000	$1,972,000

Supplemental schedule of non-cash investing and financing activities:
Fair value of warrants allocated to (from) additional paid-in capital	—	(296,000)
Conversion of preferred stock into common stock	10,000	—
Declared dividend related to preferred stock	3,000	—

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)

1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at September 30, 2015 has been derived from the audited financial statements at December 31, 2014, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the “Company”) have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2014.

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

We have net income of $1.5 million and net loss of $16.0 million for the three and nine months ended September 30, 2015, respectively, and incurred net losses of $9.4 million and $31.6 million for the three and nine months ended September 30, 2014, respectively.  We have an accumulated deficit of $354 million as of September 30, 2015.  Additionally, we have used net cash of $15.9 million and $25.4 million to fund our operating activities for the nine months ended September 30, 2015 and 2014, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. On May 5, 2015, we entered into a Securities Purchase Agreement (the “May 2015 Securities Purchase Agreement”) with certain institutional investors pursuant to which the Company sold $22 million of units in two separate closings, with each unit consisting of its common stock and one warrant to purchase one share of its common stock.

Pursuant to this securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, the Company believes it has sufficient cash to fund operations through June 30, 2016. The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives.

See Note 12 for further discussion of our May 2015 Securities Purchase Agreement.

4.	Transactions with Olympus Corporation

On April 30, 2015, the Company entered into Amendment One to the Joint Venture Termination Agreement (the “Amendment”) with Olympus Corporation (“Olympus”) to that certain Joint Venture Termination Agreement, dated May 8, 2013, by and between  the Company and Olympus (the “Agreement”) in order to extend our payment obligations under the Agreement.

Under the original Agreement, we were required to pay Olympus a total purchase price of $6 million within two years of the date of the Agreement.  The Amendment amends the payment terms of the Agreement to extend the period for payment of the remaining balance of the $6 million, or $3.2 million, with the balance of the purchase price bearing an interest rate of 6% per annum.  Pursuant to the Amendment, we paid $1 million on May 8, 2015 and $0.5 million on September 30, 2015 and expect to pay $0.5 million of principal on or prior to December 31, 2015, $0.5 million of principal on or prior to March 31, 2016, and the remaining $0.7 million of principal and accrued interest on or prior to May 8, 2016.  We may prepay the remaining principal and accrued interest at any time without penalty.

Index
In accordance with the terms of the Agreement, if we fail to pay the full balance of any installment payment, we will be required to pay Olympus the extended purchase price of a total of $16 million on or prior to March 1, 2020, with any principal payments previously paid applied towards the extended purchase price.

5.	Long-term Debt

On May 29, 2015, we entered into the Loan and Security Agreement (“Loan Agreement”) with Oxford Finance LLC (“Oxford” or “Lender”), pursuant to which the Lender funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the loan agreement. The Term Loan accrues interest at a floating rate of 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan Agreement, we are required to make interest only payments through June 1, 2016 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term loan through June 1, 2019, the maturity date. If we receive positive data on our US ACT-OA clinical trial or close a licensing, partnership or similar transaction on terms acceptable to the Lender by May 31, 2016, the interest only payments will be extended to December 1, 2016. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment fee in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to the Lender warrants to purchase an aggregate of 1,416,618 shares of our common stock at an exercise price of $0.69 per share. These warrants are exercisable on or after November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified.

In connection with the Loan Agreement, we prepaid all outstanding amounts under our prior loan agreement with Oxford and Silicon Valley Bank, at which time the Company’s obligations under the prior loan agreement immediately terminated. The Company paid to the prior agent and the prior lenders (Oxford and Silicon Valley Bank) approximately $25.4 million, consisting of the then outstanding principal balance due of approximately $23.4 million, accrued but unpaid interest of approximately $0.2 million, final payment and other agency fees of approximately $1.8 million and other customary lender fees and expenses.

For Oxford, we accounted for this Term Loan as a debt modification.  The Company retired $3.1 million of the principal of the previous loan and the corresponding unamortized fees were expensed. The remaining fees of $0.8 million were recorded as debt discount, and along with the new loan fees, will be amortized as an adjustment of interest expense using the effective interest method.  For Silicon Valley Bank, which did not participate in the Term Loan, the payoff of the loan was accounted for as debt extinguishment.  Accordingly, a total loss on debt extinguishment of $0.3 million was recorded, which includes the unamortized fees and discounts along with final payment fees.

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

Concentration of Significant Customers

One distributor and three direct customers comprised 72% of our revenue recognized for the three months ended September 30, 2015. Two distributors and three direct customers comprised 67% of our revenue recognized for the nine months ended September 30, 2015.  Three distributors and three direct customers accounted for 63% of total outstanding accounts receivable as of September 30, 2015.

Five distributors comprised 62% of our revenue recognized for the nine months ended September 30, 2014. Three distributors accounted for 92% of total outstanding accounts receivable as of December 31, 2014.

Index
Product revenues, classified by geographic location, are as follows:

	Three months ended				Nine months ended

	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total

Americas	$120,000	16%	$175,000	34%	$597,000	18%	$614,000	25%
Japan	451,000	59%	60,000	12%	1,408,000	43%	1,323,000	53%
Europe	75,000	10%	271,000	52%	491,000	15%	535,000	22%
Asia Pacific	120,000	16%	12,000	2%	785,000	24%	12,000	0%
Total product revenues	$766,000	100%	$518,000	100%	$3,281,000	100%	$2,484,000	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with governmental agencies like the BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $1.7 million and $5 million in BARDA revenue for the three and nine months ended September 30, 2015, respectively, as compared to $0.6 million and $1.3 million for the three and nine months ended September 30, 2014, respectively.

7.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	September 30, 2015	December 31, 2014

Raw materials	$1,603,000	$1,715,000
Work in process	1,293,000	1,301,000
Finished goods	1,716,000	1,813,000
	$4,612,000	$4,829,000

8.	Income (Loss) per Share

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

We have included 4.2 million dilutive securities for the purposes of calculating earnings per share for the three months ended September 30, 2015. We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the nine month period ended September 30, 2015 and three and nine month periods ended September 30, 2014, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 62.9 million for the nine month periods ended September 30, 2015 and 18.7 million for the three and nine month periods ended September 30, 2014, respectively.

9.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress.  As of September 30, 2015, we have clinical research study obligations of $7.6 million ($3.7 million of which are expected to be complete within a year).  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

Index
We have entered into several lease agreements for our headquarters office location as well as international office locations. As of September 30, 2015, we have remaining lease obligations of $4.7 million ($2.2 million of which are expected to be completed within a year).

We have amended a supply agreement that contains a minimum purchase requirement. Pursuant to the amendment, as of September 30, 2015, we have a minimum purchase obligation of $1 million, all of which is expected to be completed within a year.

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

•  Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable in active markets.

The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis:

	Balance as of	Basis of Fair Value Measurements
	September 30, 2015	Level 1	Level 2	Level 3
Liabilities:
Warrant liability	$12,527,000	$—	$—	$12,527,000

	Balance as of	Basis of Fair Value Measurements
	December 31, 2014	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,144,000	$8,144,000	$—	$—
Liabilities:
Warrant liability	$9,793,000	$—	$—	$9,793,000

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

Warrant Liability

In connection with the October 2014 Securities Purchase Agreement, the Company issued common stock purchase warrants (the October Warrants) to certain institutional investors with certain exercise price reset features.  Each warrant has an initial exercise price of $0.5771 per share, is exercisable six months and one day after the date of issuance and expires five years from the date on which it is initially exercisable. Pursuant to the second closing of the May 2015 Securities Purchase Agreement, the exercise price of these warrants was reset to $0.3263. The initial fair value of the liability associated with these warrants was $10.0 million. The fair value of the October Warrants was $4.4 million as of September 30, 2015 and $9.8 million as of December 31, 2014.

Index
In May 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering. The May 2015 Securities Purchase Agreement contemplated two closings, the first of which occurred on May 8, 2015, the second of which occurred upon satisfaction of certain conditions precedent, including, but not limited to, receipt of required stockholder approval, on August 27, 2015.  Each warrant issued at the initial closing (the May 2015 Warrants) has an initial exercise price of $1.02 per share, is exercisable six months and one day after the date of issuance and expires five years from the date on which it is initially exercisable. Each warrant issued at the second closing (the August 2015 Warrants) has an initial exercise price of $0.401 per share, and expires five years from the date of issuance. The initial fair value of the liability associated with the May 2015 Warrants was $14.3 million, and the fair value decreased to $6.3 million as of September 30, 2015. The initial fair value of the liability associated with the August 2015 Warrants was $1.6 million, and the fair value increased to $1.9 million as of September 30, 2015.

All future changes in the fair value of the warrants will be recognized in our consolidated statements of operations until they are either exercised or expire.  The warrants are not traded in an active securities market, and as such the estimated the fair value as of September 30, 2015 and December 31, 2014 was determined by using an option pricing model (Monte Carlo) with the following assumptions:

	As of September 30, 2015	As of December 31, 2014
October 2014 Warrants
Expected term	4.5 years	5.3 years
Common stock market price	$0.34	$0.49
Risk-free interest rate	1.37%	1.65%
Expected volatility	90 - 120%	90.00%
Resulting fair value (per warrant)	$0.25	$0.38

	As of September 30, 2015	As of December 31, 2014
May 2015 Warrants
Expected term	5.1 years	—
Common stock market price	$0.34	—
Risk-free interest rate	1.37%	—
Expected volatility	90 - 120%	—
Resulting fair value (per warrant)	$0.25	—

	As of September 30, 2015	As of December 31, 2014
August 2015 Warrants
Expected term	4.91 years	—
Common stock market price	$0.34	—
Risk-free interest rate	1.37%	—
Expected volatility	90 - 120%	—
Resulting fair value (per warrant)	$0.25	—

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

Index
The following table summarizes the change in our Level 3 warrant liability value:

Warrant liability	Nine months ended September 30, 2015

Beginning balance	$9,793,000
Issuance of warrants	15,979,000
Exercised warrants	(8,257,000)
Change in fair value	(4,988,000)
Ending balance	$12,527,000

The main drivers for the change in the fair value of warrants at September 30, 2015, were issuance of new warrants, exercise of issued warrants and changes in our stock price, as compared to the stock price at December 31, 2014.

11.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2015 and December 31, 2014, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At September 30, 2015 and December 31, 2014, the aggregate fair value and the carrying value of the Company’s long-term debt were as follows:

	September 30, 2015		December 31, 2014

	Fair Value	Carrying Value	Fair Value	Carrying Value

Long-term debt	$16,630,000	$16,410,000	$25,206,000	$25,373,000

Carrying value is net of debt discount of $2.4 million and $1.5 million as of September 30, 2014 and December 31, 2014, respectively.

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

12.	Stockholders’ Equity

Preferred Stock

We have authorized 5 million shares of $0.001 par value preferred stock. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.  There were 13,500 shares of Series A 3.6% Convertible Preferred Stock issued at September 30, 2015 and December 31, 2014 and 0 and 5,311 shares outstanding as of September 30, 2015 and December 31, 2014, respectively.

In October 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company sold a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of the Company’s Series A 3.6% Convertible Preferred Stock, which are convertible into shares of the Company’s common stock with a conversion price of $0.52, and warrants to purchase up to a number of shares of common stock equal to 100% of the conversion shares under the shares of preferred stock, in a registered direct offering. The preferred stock and the warrants were immediately separable and were issued separately. As of September 30, 2015, all outstanding Series A 3.6% Convertible Preferred Stock had been converted into shares of common stock.

Index
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

In September 2014, the Company and 13 holders of warrants dated June 4, 2014 to purchase a total of 4 million shares of the Company’s common stock agreed to amend the warrants in order to reduce the exercise price from $3.00 per share to $1.00 per share and change the expiration date from June 4, 2019 to September 10, 2014.  The Company received proceeds of approximately $4 million from the exercise of the warrants.  In addition, pursuant to the terms of the amendment, upon each holder’s exercise of all shares for cash prior to the amended expiration date, the Company issued additional warrants for the same number of common shares to the holders.  The additional warrants have an exercise price of $2.00 per share, and are exercisable during the period commencing on the date that is six months and one day from the date of issuance and expiring five years from the date of issuance.  For those investors participating in the October 2014 issuance of Series A 3.6% Convertible Preferred Stock, we agreed to reduce the exercise price of 3.4 million warrants held by such investors from $2.00 per share to $0.5771 per share, conditioned upon stockholder approval which was obtained in January 2015.  As of September 30, 2015, all 3.4 million warrants had been exercised, some via cash and others on a cashless basis resulting in the issuance of an aggregate of 1.8 million shares of Common Stock, and receipt by the Company of $0.1 million in net proceeds.

In October 2014, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which it issued common stock purchase warrants to the institutional investors with certain exercise price reset features.  Each warrant had an initial exercise price of $0.5771 per share, and is exercisable during the period commencing six months and one day after the date of issuance and expiring five years from the date on which it is initially exercisable. Pursuant to the second closing of the May 2015 Securities Purchase Agreement, the exercise price of these warrants was reset to $0.3263. During the second quarter of 2015, approximately 8.5 million of the October 2014 warrants were exercised for cash at $0.5771 per share for net proceeds of $4.9 million. As of September 30, 2015, 17.5 million of the October 2014 warrants remain outstanding.

In May 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering.  The purchase and sale of the units is took place in two separate closings.  At the initial closing, which took place on May 8, 2015, the Company received approximately $17.7 million in net proceeds from the sale of units. The purchase price for each unit sold at the initial closing was $0.77. Each warrant issued as part of the units at the initial closing has an initial exercise price of $1.02 per share, and is exercisable during the period commencing six months and one day after the date of issuance and expiring five years from the date on which it is initially exercisable. The second closing of the purchase and sale of the units occurred on August 27, 2015 upon satisfaction of certain conditions, including, without limitation, stockholder vote, and the Company received approximately $2.2 million in net proceeds from the sale of 7,499,993 units of the 14,999,993 units available for sale at the second closing. The purchase price for each unit sold at the second closing was $0.3263 and each warrant issued has an initial exercise price of $0.401 and expire five years from the date of issuance.

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

These statements include, without limitation, statements about our anticipated expenditures, including those related to clinical research studies and general and administrative expenses; the potential size of the market for our products, future  development and/or expansion of our products and therapies in our markets, our ability to generate  product revenues or effectively manage our gross profit margins; our ability to obtain regulatory clearance and reimbursement; expectations as to our future performance; the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; our ability to continue as a going concern; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: our need and ability to raise additional cash, our joint ventures, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described under the “Risk Factors” in Item 1A of Part I below, which we encourage you to read carefully.

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

Index
Our cellular therapeutics are collectively known by the trademarked name, Cytori Cell TherapyTM, and consist of a heterogeneous population of specialized cells including stem cells that are involved in response to injury, repair and healing. These cells are extracted from an adult patient’s own adipose (fat) tissue using our fully automated, enzymatic, sterile Celution® System devices and consumable sets at the place where the patient is receiving their care (i.e. there is no off-site processing or manufacturing). Cytori Cell Therapy can either be administered to the patient the same day or banked for future use. An independent published study has reported that our proprietary process resulted in higher nucleated cell viability, less residual enzyme activity, less processing time, and improved economics in terms of cell progenitor output compared to other semi-automated and automated processes available.

Our goal is to bring Cytori Cell Therapy to market first for the treatment of impaired hand function in scleroderma and osteoarthritis of the knee, through Cytori-sponsored clinical development efforts. We received Investigational Device Exemption (IDE) approval from the U.S. Food and Drug Administration (FDA) in late 2014 for our osteoarthritis study and in early 2015 we initiated this study. Enrollment in the osteoarthritis study was completed in June 2015. The first sites for the scleroderma study were initiated towards the end of July 2015. In addition, in July 2015, a Company-supported male stress urinary incontinence (SUI) trial in Japan for male prostatectomy patients (after prostate surgery) received approval to being enrolled from the Japanese Ministry of Health, Labor and Welfare. The goal of this investigator-initiated trial will be to gain regulatory approval in Japan of our Cytori Cell Therapy for this indication. We are also developing a treatment for thermal burns combined with radiation injury under a contract from the Biomedical Advanced Research Development Authority (BARDA), a division of the U.S. Department of Health and Human Services. We are also exploring other development opportunities in a variety of other conditions.

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

Scleroderma

In January 2015, the FDA granted unrestricted IDE approval for a pivotal clinical trial, named the “STAR” trial, to evaluate Cytori Cell Therapy as a potential treatment for impaired hand function in scleroderma, a rare autoimmune disease affecting approximately 50,000 patients in the U.S. The STAR trial is a 48-week, randomized, double blind, placebo-controlled pivotal clinical trial of 80 patients in the U.S. The trial evaluates the safety and efficacy of a single administration of Cytori Cell Therapy (ECCS-50) in scleroderma patients affecting the hands and fingers. The STAR trial plans to use the Cochin Hand Function Scale (CHFS), a validated measure of hand function, as the primary endpoint measured at six months after a single administration of ECCS-50 or placebo. Patients in the placebo group will be eligible for crossover to the active arm of the trial after all patients have completed 48 weeks of follow up. In February 2015, the FDA approved our request to increase the number of investigational sites from 12 to up to 20. The increased number of sites is anticipated to broaden the geographic coverage of the trial and facilitate trial enrollment. The enrollment of this trial began in August 2015.

The STAR trial is predicated on a completed investigator-initiated pilot phase I/II trial performed in France termed SCLERADEC-I. The trial received partial support from Cytori. The results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrate approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function. Patients perceived their health status to be improved as shown by a 45.2% and 42.4% decrease of the Scleroderma Health Assessment Questionnaire (SHAQ) at month 2 (p=0•001) and at month 6 (p=0•001) respectively. A 47% and 56% decrease of the CHFS at month 2 and month 6 in comparison to baseline was observed (p<0•001 for both). Grip strength increased at month 6 with a mean improvement of +4.8±6.4 kg for the dominant hand (p=0.033) and +4.0±3.5 kg for the non-dominant hand (p=0.002). Similarly, an increase in pinch strength at month 6 was noted with a mean improvement of +1.0±1.1 kg for the dominant hand (p=0.009) and +0.8±1.2 kg for the non-dominant hand (p=0.050). Among subjects having at least one digital ulcer (DU) at inclusion, total number of DU decreased, from 15 DUs at baseline, 10 at month 2 and 7 at month 6. The average reduction of the Raynaud’s Condition Score from baseline was 53.7% at month 2 (p<0.001) and 67.5% at month 6 (p<0.001). Hand pain showed a significant decrease of 63.6% at month 2 (p=0.001) and 70% at month 6 (p<0.001). One year results were recently published in the journal Rheumatology. Relative to baseline, the CHFS and the SHAQ improved by 51.3% and 46.8% respectively (p<0.001 for both). The Raynaud’s score improved by 63.2% from baseline (p<0.001). Other findings include a 30.5% improvement in grip strength (p=0.002) and a 34.5% improvement in hand pain (p=0.052).

Index
In 2014, Dr.’s Guy Magalon and Brigitte Granel from the Assistance Publique des Hôpitaux de Marseille submitted a study for review for a follow-up pivotal/phase III randomized, double-blind, placebo controlled trial in France, to be co-sponsored by Cytori, called SCLERADEC II. Patients will be followed for 6 months post-procedure. The trial was approved by the French government in April 2015. Enrollment of this trial commenced in October 2015.

Scleroderma is a chronic autoimmune disorder associated with fibrosis of the skin, destructive changes in blood vessels and multiple organ systems as the result of a generalized overproduction of collagen. Scleroderma affects women four times more frequently than men and is typically detected between the ages of 30 and 50. More than 90 percent of scleroderma patients have hand involvement that is typically progressive and can result in chronic pain, blood flow changes and severe dysfunction. The limited available treatments for scleroderma may provide some benefit but do little to modify disease progression or substantially improve symptoms. Treatment options are directed at protecting the hands from injury and detrimental environmental conditions as well as the use of vasodilators. When the disease is advanced, immunosuppressive and other medications may be used but are often accompanied by significant side effects.

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

Stress Urinary Incontinence

Another therapeutic target under evaluation by us is stress urinary incontinence in men following surgical removal of the prostate gland, which is based on positive data reported in a peer reviewed journal resulting from the use of adipose-derived regenerative cells processed by our Celution System. The ADRESU trial is a 45 patient, open-label, multi-center, and single arm trial that has recently been approved by Japan’s Ministry of Health, Labour and Welfare (MHLW) and is being led by both Momokazu Gotoh, MD, Ph.D., Professor and Chairman of the Department of Urology and Tokunori Yamamoto, MD, Ph.D., Associate Professor Department of Urology at Nagoya University Graduate School of Medicine. The goal of this investigator-initiated trial will be to gain product approval for Cytori Cell Therapy technology for this indication. This clinical trial is primarily sponsored and funded by the Japanese Government. Enrollment of this trial began in September 2015.

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

Index
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

Regulatory Developments

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

Orphan Designation

In April 2015, the European Commission, acting on the positive recommendation from the European Medicines Agency Committee for Orphan Medicinal Products, issued orphan drug designation to autologous adipose derived stromal vascular cells (ECCS-50) processed with the Celution System for Systemic sclerosis. This designation marks the first autologous adipose derived cell therapy to be designated orphan drug status in Europe for scleroderma.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® System, related consumables and StemSource® Cell Banks.

The following table summarizes the components for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,

	2015	2014	2015	2014

Product revenues	$766,000	$518,000	$3,281,000	$2,484,000

We experienced an increase in product revenue during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, due principally to the partial fulfillment of Lorem Vascular’s opening purchase order upon CFDA’s clearance during the second quarter.

The future:  We expect to continue to generate product revenues from the sale of Celution® Systems, related consumables and StemSource® Cell Banks.  We intend to sell these products to a diverse group of researchers and clinicians in EMEA, Japan, Asia Pacific, and Americas, who may apply the products towards reconstructive surgery, soft tissue repair, research, aesthetics, and cell and tissue banking as approved in each country. Additionally, as a result of Class I Device Clearance for Celution® and a number of our other products in Japan and regulatory clearance from the CFDA, we anticipate selling these products to researchers at academic hospitals seeking to perform investigator-initiated and funded studies using Cytori’s Cell Therapy.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2015 and 2014:

Index
	For the three months ended September 30,		For the nine months ended September 30,

	2015	2014	2015	2014

Cost of product revenues	$481,000	$315,000	$2,335,000	$1,464,000
Share-based compensation	21,000	22,000	60,000	60,000
Total cost of product revenues	$502,000	$337,000	$2,395,000	$1,524,000
Total cost of product revenues as % of product revenues	65.5%	65.1%	73.0%	61.4%

Cost of product revenues as a percentage of product revenues were 65.5% and 73.0% for the three and nine months ended September 30, 2015 and 65.1% and 61.4% for the three and nine months ended September 30, 2014, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, and allocation of overhead.

The future.  We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate.

Development revenues

Under our government contract with BARDA, we recognized a total of $1.7 million and $5.0 million in revenues for the three and nine months ended September 30, 2015, respectively which included allowable fees as well as cost reimbursements. During the three and nine months ended September 30, 2015, we incurred $1.6 million and $4.6 million in qualified expenditures, respectively. We recognized a total of $0.6 million and $1.3 million in revenues for the three and nine months ended September 30, 2014, respectively which also included allowable fees as well as cost reimbursements.  During the three and nine months ended September 30, 2014, we incurred $0.5 million and $1.2 million in qualified expenditures, respectively. The increase in revenues for the three and nine months ended September 30, 2015 as compared to the same period in 2014 is primarily due to increased research and development activities aligned with the commencement of the new contract option awarded.

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

The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,

	2015	2014	2015	2014

General research and development	$4,200,000	$2,977,000	$13,943,000	$11,677,000
Share-based compensation	152,000	163,000	420,000	429,000
Total research and development expenses	$4,352,000	$3,140,000	$14,363,000	$12,106,000

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications as well as the continued development efforts related to our Celution® System.

The increase in research and development expenses for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 is due to increases in clinical study expense of $1.4 million and $3.4 million, respectively and an increase in research supplies expense of $0.1 million and $0.2 million, respectively both increases were primarily driven by faster than anticipated enrollment of our ACT-OA clinical trial. These increases were offset by a decrease in salary and related benefits expense (excluding share-based compensation) of $0.2 million and $0.6 million, respectively and decrease in consulting expenses of $0.3 million and $0.7 million respectively.

Index
The future:  We expect research and development expenditures to stay consistent at current levels as we sponsor two U.S. clinical trials; STAR, a trial for treatment of impaired hand function in scleroderma, and ACT-OA, a trial for the potential treatment for osteoarthritis of the knee, and support two physician initiated non-U.S. trials, ADRESU, a Japanese trial for treatment of men with urinary incontinence and SCLERADEC II, a European trial for the treatment of impaired hand function in scleroderma.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, tradeshows, physician training, and promotional activities and materials. The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,

	2015	2014	2015	2014

Sales and marketing	$539,000	$1,342,000	$1,976,000	$4,937,000
Share-based compensation	27,000	129,000	83,000	395,000
Total sales and marketing expenses	$566,000	$1,471,000	$2,059,000	$5,332,000

The decrease in sales and marketing expense during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 is mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $0.5 million and $1.7 million, respectively due to reduction in headcount, decrease in travel and entertainment expenses of $0.1 million and $0.5 million, respectively, decrease in professional services expense of $0.1 million and  $0.4 million, respectively and other reduction in expenses consistent with our cost curtailment efforts implemented throughout 2014 and 2015.

The future:  We expect sales and marketing expenditures to stabilize or slightly increase in the remainder of 2015, if revenues increase.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,

	2015	2014	2015	2014

General and administrative	$2,098,000	$3,375,000	$6,608,000	$11,439,000
Share-based compensation	272,000	804,000	1,054,000	1,682,000
Total general and administrative expenses	$2,370,000	$4,179,000	$7,662,000	$13,121,000

The decrease in general and administrative expenses during the three and nine months ended September 30, 2015 as compared to the same period in 2014 is mainly attributed to a decrease in salary and related benefits expense of $0.4 million and $1.5 million (excluding share-based compensation), respectively, due to reduction in headcount, a decrease in professional services of $0.3 million and $1.6 million, respectively, consistent with our cost curtailment efforts implemented in 2014 and 2015; and a decrease in non-cash accounts receivable charges of $0.3 million and $1.1 million, respectively.

The future:  We expect general and administrative expenditures to remain consistent at current levels for the remainder of 2015.

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

Index
The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,

	2015	2014	2015	2014

Cost of product revenues	$21,000	$22,000	$60,000	$60,000
Research and development-related	152,000	163,000	420,000	429,000
Sales and marketing-related	27,000	129,000	83,000	395,000
General and administrative-related	272,000	804,000	1,054,000	1,682,000
Total share-based compensation	$472,000	$1,118,000	$1,617,000	$2,566,000

The decrease in share-based compensation expenses for the three and nine months ended September 30, 2015 as compared to the same period in 2014 is primarily related to a lower annual grant caused by reductions in headcount and due to the decline in the stock price during 2015 as compared to the same period in 2014, and its corresponding impact into the share-based compensation.

The future.  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of September 30, 2015, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $2.8 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.61 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,

	2015	2014	2015	2014

Change in fair value of warrant liability	$(7,310,000)	$(134,000)	$(4,988,000)	$(134,000)

The main drivers for the change in the fair value of warrants at September 30, 2015, as compared to the stock price at December 31, 2014 were issuance of new warrants, exercise of issued warrants and change in our stock price.

The future: Future changes in the fair value of the warrants will be recognized in earnings until such time as the warrants are exercised or expire. Our stock price can be volatile and there could be material fluctuations in the value of warrants in the future periods.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,

	2015	2014	2015	2014

Loss on debt extinguishment	$—	$—	$(260,000)	$—
Interest income	3,000	1,000	6,000	4,000
Interest expense	(669,000)	(1,260,000)	(2,677,000)	(3,286,000)
Other income (expense), net	199,000	(222,000)	152,000	(195,000)
Total	$(467,000)	$(1,481,000)	$(2,779,000)	$(3,477,000)

•	In connection with the Loan and Security Agreement entered into on May 29, 2015 (the “Loan Agreement”) with Oxford Finance LLC (the “Lender”), a loss on debt extinguishment was recorded that relates to the payoff of the prior loan obligation. See Notes to Consolidated Condensed Financial Statements for further information.

Index
•	Interest expense decreased for the three and nine months ended September 30, 2015 as compared to the same period in 2014, due to paydown and refinance of principal loan balance.

•	The changes in other income (expense) during the three months ended September 30, 2015 as compared to the same period in 2014 resulted primarily from changes in foreign currency exchange rates.

The future: We expect interest expense in 2015 to decrease as we refinanced and decreased the principal of our outstanding Term Loan.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2015 and December 31, 2014:

	As of September 30, 2015	As of December 31, 2014

Cash and cash equivalents	$18,970,000	$14,622,000

Current assets	$26,030,000	$21,686,000
Current liabilities	9,450,000	15,917,000
Working capital	$16,580,000	$5,769,000

We have net income of $1.5 million and net loss of $16.0 million for the three and nine months ended September 30, 2015, respectively and incurred net losses of $9.4 million and $31.6 million for the three and nine months ended September 30, 2014, respectively.  We have an accumulated deficit of $354 million as of September 30, 2015.  Additionally, we have used net cash of $15.9 million and $25.4 million to fund our operating activities for the nine months ended September 30, 2015 and 2014, respectively. To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits. As of September 30, 2015, we had cash and cash equivalents of approximately $18.9 million. Through April 30, 2015, we sold a total of 5.8 million shares of our common stock, raising approximately $7.2 million in net proceeds through an ATM facility,  8.5 million of the October 2014 warrants have been exercised at $0.5771 per share for net proceeds of $4.9 million and in May 2015, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of its common stock and one warrant to purchase one share of its common stock. The offering contemplated two closings, the first of which occurred on May 8, 2015, pursuant to which we received approximately $17.7 million in net proceeds, the second of which occurred upon satisfaction of certain conditions precedent, including, but not limited to, receipt of required stockholder approval, on August 27, 2015, pursuant to which we received approximately $2.2 million in net proceeds. Giving effect to these issuances we have received approximately $32 million in net proceeds from the sale of securities for the nine months ended September 30, 2015.

Pursuant to the recently announced securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least June 30, 2016. The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives.

See Note 12 above for a discussion on our May 2015 Securities Purchase Agreement.

The following table summarizes our contractual obligations and other commitments at September 30, 2015, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$18,801,000	$1,488,000	$17,313,000	$—	$—
Interest commitment on long-term obligations	3,684,000	1,600,000	2,084,000	—	—
Operating lease obligations	4,661,000	2,224,000	2,437,000	—	—
Minimum purchase obligation	1,022,000	1,022,000	—	—	—
Joint venture purchase obligation	1,725,000	1,725,000	—	—	—
Clinical research study obligations	7,555,000	3,706,000	3,849,000	—	—
Total	$37,448,000	$11,765,000	$25,683,000	$—	$—

Index
Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	For the nine months ended September 30,
	2015	2014

Net cash used in operating activities	$(15,924,000)	$(25,374,000)
Net cash used in investing activities	(565,000)	(1,447,000)
Net cash provided by financing activities	20,851,000	19,177,000
Effect of exchange rate changes on cash and cash equivalents	(14,000)	(13,000)
Net increase (decrease) in cash and cash equivalents	$4,348,000	$(7,657,000)

Operating activities

Net cash used in operating activities, for the nine months ended September 30, 2015 was $15.9 million, approximately $9.5 million lower than the same period in 2014, primarily due to the $8.5 million decrease in operating net loss, adjusted for non-cash items, such as fair value of warrants, and our overall working capital improvement of approximately $1 million due primarily to decreased payments related to accounts payable, accrued liabilities and other assets.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2015 resulted from cash outflows for payment for purchases of property and equipment of $0.6 million. The cash outflow was $0.9 million lower than the same period in 2014 due to the culmination of our license fee obligation and due to lower expenditures related to our intellectual property and property and equipment.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2015 was approximately $1.6 million higher than the same period in 2014 and it was related primarily to a sale of common stock in connection with a Securities Purchase Agreement to sell up to $25 million of units, of which we received net proceeds of $19.5 million. We also received net proceeds of $7.2 million for the sale of 5.3 million shares through an “at the market offering” and proceeds of $5.0 million through warrant exercises. These proceeds were offset by cash outflows for the debt refinance and its related final payment fees, issuance costs and other loan fees as well as payments towards our Joint Venture purchase obligation.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB enacted a one-year deferral to the effective date, but permits entities to adopt one year earlier if they choose (i.e., the original effective date). As such, ASU 2014-09 will be effective for the Company beginning in the first quarter of fiscal 2018 and allows for a full retrospective or a modified retrospective adoption approach. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements.

Index
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

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates. There have been no material changes in our market risks during the quarter ended September 30, 2015.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest.  Our exposure relates primarily to short-term investments, including funds classified as cash equivalents.  As of September 30, 2015, all excess funds were invested in money market funds and other highly liquid investments, therefore our interest rate exposure is not considered to be material.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended September 30, 2015, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Index
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2015, we were not a party to any material legal proceeding.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, , as supplemented and updated by the risk factors included in Part II, Item 1A. "Risk Factors" in our quarterly report on Form 10-Qs for the periods ended March 31, 2015 and June 30, 2015, which we strongly encourage you to review with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. In addition to those risk factors, we identified the following  new risks or substantive changes from the risks  described in our Annual Report on Form 10-K, as updated by our Form 10-Q for the period ended March 31, 2015. If any of the risks described in our Annual Report on Form 10-K, our Quarterly Reports, or discussed below actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

New or Updated Risks Related to Our Business

We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital.

On June 4, 2015, we received a letter (the “Notice”) from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until December 1, 2015, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Global Market, with the exception of the bid price requirement, if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are then otherwise not eligible, Nasdaq will provide us notice that our common stock will be subject to delisting.

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: November 6, 2015		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: November 6, 2015		Tiago Girao
VP of Finance and Chief Financial Officer

Index
Exhibits Index

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2015)

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*      These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350 and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.