Form 10-K
period 2015-12-31
CYTORI THERAPEUTICS, INC.
filed 2016-03-11
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $83,722,318 based on the closing sales price of the registrant’s common stock on June 30, 2015 as reported on the Nasdaq Global Market, of $0.56 per share.

As of January 31, 2016, there were 195,186,460 shares of the registrant’s common stock outstanding.

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

This Annual report on Form 10-K refers to trademarks such as Cytori Cell Therapy, Celution, Celase, Intravase, Puregraft and StemSource. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

General

We develop cellular therapeutics uniquely formulated and optimized for specific diseases and medical conditions and related products. Our lead therapeutics are currently targeted for impaired hand function in scleroderma, osteoarthritis of the knee, stress urinary incontinence, and deep thermal burns including those complicated by radiation exposure.

Our cellular therapeutics are collectively known by the trademarked name, Cytori Cell TherapyTM, and consist of a mixed population of specialized cells including stem cells that are involved in response to injury, repair and healing. These cells are extracted from an adult patient’s own adipose (fat) tissue using our fully automated Celution® System device, proprietary enzymes, and sterile consumable sets at the place where the patient is receiving their care or potentially at an off-site processing center. Cytori Cell Therapy can either be administered to the patient the same day or cryopreserved for future use. An independent published study has reported that our proprietary technology process resulted in higher nucleated cell viability, less residual enzyme activity, less processing time, and improved economics in terms of cell progenitor output compared to the three other semi-automated and automated processes that were reviewed.

Lead Program & Development Pipeline

Our primary near-term goal is for Cytori Cell Therapy to be the first cell therapy to market for the treatment of impaired hand function in scleroderma, through Cytori-sponsored clinical development efforts. The STAR trial is a 48-week, randomized, double blind, placebo-controlled phase III pivotal clinical trial of 80 patients in the U.S. The trial evaluates the safety and efficacy of a single administration of Cytori Cell Therapy (ECCS-50) in scleroderma patients affecting the hands and fingers. The first sites for the scleroderma study were initiated in July 2015. Approximately 25% of patients were enrolled in the STAR trial by the end of January 2016.

With respect to the remainder of our clinical pipeline, we received Investigational Device Exemption (IDE) approval from the U.S. Food and Drug Administration (FDA) in late 2014 for our phase II ACT-OA osteoarthritis study and in early 2015 we initiated this study, and enrollment was completed in June 2015. In addition, in July 2015, a Company-supported male stress urinary incontinence (SUI) trial in Japan for male prostatectomy patients (after prostate surgery) received approval to being enrolled from the Japanese Ministry of Health, Labor and Welfare. The goal of this investigator-initiated trial is to gain regulatory approval in Japan of our Cytori Cell Therapy for this indication. In addition, we are developing a treatment for thermal burns combined with radiation injury under a contract from the Biomedical Advanced Research Development Authority (BARDA), a division of the U.S. Department of Health and Human Services. We are also exploring other development opportunities in a variety of other conditions.

In addition to our targeted therapeutic development, we have continued to commercialize the Celution® System under select medical device approvals, clearances and registrations to research and commercial customers in Europe, Japan, and other regions. Many of these customers are research customers evaluating new therapeutic applications of Cytori Cell Therapy. The sale of systems, consumables and ancillary products contributes a margin that partially offsets our operating expenses and will continue to play a role in fostering familiarity within the medical community with our technology. These sales have also facilitated the discovery of new applications for Cytori Cell Therapy by customers conducting investigator-initiated and funded research.

Lead Indication: Scleroderma

Scleroderma is a rare and chronic autoimmune disorder associated with fibrosis of the skin, destructive changes in blood vessels and multiple organ systems as the result of a generalized overproduction of collagen. Scleroderma affects approximately 50,000 patients in the U.S. (women are affected four times more frequently than men) and is typically detected between the ages of 30 and 50. More than 90 percent of scleroderma patients have hand involvement that is typically progressive and can result in chronic pain, blood flow changes and severe dysfunction. The limited available treatments for scleroderma may provide some benefit but do little to modify disease progression or substantially improve symptoms. Treatment options are directed at protecting the hands from injury and detrimental environmental conditions as well as the use of vasodilators. When the disease is advanced, immunosuppressive and other medications may be used but are often accompanied by significant side effects.

In January 2015, the FDA granted unrestricted IDE approval for a pivotal clinical trial, named the “STAR” trial, to evaluate Cytori Cell Therapy as a potential treatment for impaired hand function in scleroderma. The STAR trial is a 48-week, randomized, double blind, placebo-controlled pivotal clinical trial of 80 patients in the U.S. The trial evaluates the safety and efficacy of a single administration of Cytori Cell Therapy (ECCS-50) in scleroderma patients affecting the hands and fingers. The STAR trial plans to use the Cochin Hand Function Scale (CHFS), a validated measure of hand function, as the primary endpoint measured at six months after a single administration of ECCS-50 or placebo. Patients in the placebo group will be eligible for crossover to the active arm of the trial after all patients have completed 48 weeks of follow up. In February 2015, the FDA approved our request to increase the number of investigational sites from 12 to up to 20. The increased number of sites is anticipated to broaden the geographic coverage of the trial and facilitate trial enrollment. The enrollment of this trial began in August 2015 and we recently reported that we enrolled 20 patients and expect to complete enrollment of this trial in mid-2016.

The STAR trial is predicated on a completed investigator-initiated pilot phase I/II trial performed in France termed SCLERADEC I. The SCLERADEC I trial received partial support from Cytori. The results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrate approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function. Patients perceived their health status to be improved as shown by a 45.2% and 42.4% decrease of the Scleroderma Health Assessment Questionnaire (SHAQ) at month 2 (p=0•001) and at month 6 (p=0•001), respectively. A 47% and 56% decrease of the CHFS at month 2 and month 6 in comparison to baseline was observed (p<0•001 for both). Grip strength increased at month 6 with a mean improvement of +4.8±6.4 kg for the dominant hand (p=0.033) and +4.0±3.5 kg for the non-dominant hand (p=0.002). Similarly, an increase in pinch strength at month 6 was noted with a mean improvement of +1.0±1.1 kg for the dominant hand (p=0.009) and +0.8±1.2 kg for the non-dominant hand (p=0.050). Among subjects having at least one digital ulcer (DU) at inclusion, total number of DU decreased, from 15 DUs at baseline, 10 at month 2 and 7 at month 6. The average reduction of the Raynaud’s Condition Score from baseline was 53.7% at month 2 (p<0.001) and 67.5% at month 6 (p<0.001). Hand pain showed a significant decrease of 63.6% at month 2 (p=0.001) and 70% at month 6 (p<0.001). One year results were recently published in the journal Rheumatology. Relative to baseline, the CHFS and the SHAQ improved by 51.3% and 46.8% respectively (p<0.001 for both). The Raynaud’s score improved by 63.2% from baseline (p<0.001). Other findings include a 30.5% improvement in grip strength (p=0.002) and a 34.5% improvement in hand pain (p=0.052). In February 2016, two-year follow up data in the SCLERADEC I trial was presented at the Systemic Sclerosis World Congress, which demonstrated sustained improvement in the following four key endpoints: Cochin Hand Function Score (CHFS), Scleroderma Health Assessment Questionnaire, Raynaud’s Condition Score (which assesses severity of Raynaud’s Phenomenon), and hand pain, as assessed by a standard visual analogue scale. The major findings at 24 months following single administration of Cytori Cell Therapy™ (ECCS-50) were as follows:

•	Hand dysfunction assessed by the CHFS, showed a 62% reduction in hand dysfunction at two years (p<0.001).
•	Raynaud’s Condition Score decreased by an average of 89% over baseline at two years (p<0.001).
•	Hand pain, as measured by a 100 mm Visual Analogue Scale, and the Scleroderma Health Assessment Questionnaire (SHAQ) score at two years both showed improvement of 50% over baseline (p=0.01 and p<0.001 respectively).
•	Improvement of 20% in grip strength and 330% in pinch strength at two years (p=0.05 and p=0.004 respectively)
•	Continued reduction in the number of ulcers from 15 at baseline to 9 at one year and 6 at two years.

In 2014, Drs. Guy Magalon and Brigitte Granel, under the sponsorship of the Assistance Publique des Hôpitaux de Marseille, submitted a study for review for a follow-up phase III randomized, double-blind, placebo controlled trial in France using our Celution Cell Therapy, to be supported by Cytori, called SCLERADEC II. Patients will be followed for 6 months post-procedure. The trial was approved by the French government in April 2015. Enrollment of this trial commenced in October 2015.

In January 2015, we entered into an agreement with Idis Managed Access, part of Clinigen Group plc (“Idis”), to establish a managed access program, or MAP, in select countries across EMEA for patients with impaired hand function due to scleroderma.  We established this MAP, also known as a “compassionate use,” early access” or “named patient” program, to make our ECCS-50 therapy available to patients in advance of obtaining regulatory clearance.  We believe this MAP program is justified and needed based on a number of apparent circumstances, including scleroderma’s status as a rare disease, the favorable risk-benefit profile reported by the 12-patient, open-label SCLERADEC I clinical study results, our two hand scleroderma phase III trials currently enrolling, and clear unmet scleroderma patient needs.  We hope to offer our ECCS-50 therapy to patients who are unable to participate in our scleroderma clinical trials, generally due to a lack of geographic proximity to a site.  Beyond the benefit of helping patients in need of new therapies for scleroderma, the MAP will increase awareness of and facilitate a positive experience with Cytori Cell Therapy among healthcare providers in advance of commercialization, and will also allow for tracking and collection of key program data and documentation which will provide valuable insight regarding the demand for and use of Cytori Cell Therapy.

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

Osteoarthritis

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

In the later part of 2014, we received approval by the FDA to begin an exploratory U.S. IDE pilot (phase IIa/b) trial of Cytori Cell Therapy in patients with osteoarthritis of the knee. The trial, called ACT-OA, is a 94 patient, randomized, double-blind, placebo control study involving two dose escalations of Cytori Cell Therapy, a low dose and a high dose, and will be conducted over 48 weeks. The randomization is 1:1:1 between the control, low and high dose groups. Enrollment on this trial began in February 2015 and was completed in June 2015. The goal of this proof-of-concept trial is to help determine: (1) safety and feasibility of the ECCO-50 therapeutic for osteoarthritis, (2) provide dosing guidance and (3) explore key trial endpoints useful for a phase III trial.

A pre-specified partial unblinding and top-line analysis of 24 week data was recently completed.  The objective of the analysis was to provide early data to facilitate key regulatory and business development discussions and provide better understanding of the therapeutic mechanism of action that may impact other clinical programs. The interim top-line data shows the following:

•	The randomization is relatively balanced among the three treatment groups; low dose, high dose, and placebo.
•	Intra-articular application of a single dose of ECCO-50 appears to be safe and feasible in an outpatient day-surgery setting. No complications occurred related to the fat harvest, cell processing or cell delivery.
•	A significant placebo response was observed, similar to that demonstrated in other OA trials.
•	The pre-specified primary endpoint, pain on walking at 12 weeks, as measured by a single question from the Knee Injury and Osteoarthritis Outcome Score (KOOS) did not obtain statistical significance.
•	Key secondary endpoints include the total and sub-scores of the KOOS, patient self-assessments (knee pain, knee stability, osteoarthritis activity and osteoarthritis damage), use of as-needed pain medication, pain while walking 50 feet and health status as measured by the SF-36. Consistent trends were observed suggesting improvement in the cell treated group relative to the placebo group at the 12 and 24 week time periods for patient reported outcomes; however, in general, between-group differences were small.
•	Both high dose and low dose of ECCO-50 performed similarly.

In the 3rd quarter of 2016, following full unblinding of the 48 week data, the Company will be able to fully evaluate the data including 48 week follow up, patient subset analyses, and the effect on knee cartilage as measured by magnetic resonance imaging results changes between baseline and 48 weeks.

Stress Urinary Incontinence

Another therapeutic target under evaluation by Cytori in combination with the University of Nagoya and the Japanese Ministry of Health Labour and Welfare is stress urinary incontinence in men following surgical removal of the prostate gland, which is based on positive data reported in a peer reviewed journal resulting from the use of adipose-derived regenerative cells processed by our Celution System. The ADRESU trial is a 45 patient, open-label, multi-center, and single arm trial that has recently been approved by Japan’s Ministry of Health, Labour and Welfare (MHLW) and is being led by both Momokazu Gotoh, MD, Ph.D., Professor and Chairman of the Department of Urology and Tokunori Yamamoto, MD, Ph.D., Associate Professor Department of Urology at Nagoya University Graduate School of Medicine. The goal of this investigator-initiated trial will be to apply for product approval for Cytori Cell Therapy technology for this indication. This clinical trial is primarily sponsored and funded by the Japanese Government. Enrollment of this trial began in September 2015.

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

In 2014, an In-Process Review Meeting was held at which Cytori confirmed completion of the objectives of the initial phase of the contract. In August, 2014, BARDA exercised contract option 1 in the amount of approximately $12 million. In December this was supplemented with an additional $2 million. This funded continuation of research, regulatory, clinical, and other activities required for submission of an Investigational Device Exemption (IDE) request to the FDA for a pilot clinical trial using Cytori Cell Therapy (DCCT-10) for the treatment of thermal burns.  Upon receipt of IDE approval to execute this pilot clinical trial, we anticipate that BARDA will provide funding to cover costs associated with execution of the clinical trial and related activities, currently estimated at approximately $8.3 million.

Our contract with BARDA contains two additional options to fund a pivotal clinical trial and additional preclinical work in thermal burn complicated by radiation exposure. These options are valued at up to $45 million and $23 million respectively.

The total award under the BARDA contract is intended to support all clinical, preclinical, regulatory, and technology development activities needed to complete the FDA approval process for use in thermal burn injury under a device-based PMA regulatory pathway and to provide robust preclinical data in burn complicated by radiation exposure.

Other Clinical Indications

Heart failure due to ischemic heart disease does not represent a clinical target at this time and the Company intends to minimize expenses related to its initiatives in this area.  The ATHENA and ATHENA II trials, which sought to evaluate the safety and feasibility of Cytori Cell Therapy in patients with heart failure due to ischemic heart disease, were truncated and we intend to use the data from these trial programs for regulatory support for our other indications and also for publication in peer reviewed forums.

Regulatory Developments

China Regulatory Clearance

In April 2015, one of our exclusive licensees, Lorem Vascular Pty. Ltd, was granted regulatory clearance for the Cytori Celution® System by the State Food and Drug Administration of the People’s Republic of China (CFDA). This regulatory clearance officially makes our Celution System available in the largest healthcare market in the world and triggered a 2015 product purchase order for the Company from Lorem Vascular which was partially fulfilled in 2015.

EU Orphan Designation

In April 2015, the European Commission, acting on the positive recommendation from the European Medicines Agency Committee for Orphan Medicinal Products, granted an orphan drug designation to Assistance Publique Hopitaux du Marseille (France), the sponsor institution for the SCLERADEC I and trials using Cytori Cell Therapy, for autologous adipose derived regenerative cells for the treatment of systemic sclerosis.

In December 2015, Cytori submitted an expanded application for orphan medicinal product (OMP) designation for autologous adipose tissue-derived regenerative cells for the treatment of systemic scleroderma. We believe that we will be granted orphan designation in the first half of 2016, whereupon we will promptly approach appropriate representatives of the European Medicines Agency, or EMA, to seek protocol assistance with respect to our ECCS-50 development program in Europe for scleroderma.  This protocol assistance will better inform us as to the EMA’s view of our position statements regarding our ECCS-50 therapy and facilitate our efforts to obtain full marketing authorization for our ECCS-50 therapy under the EMA’s centralized procedure.

Sales & Marketing

Cytori Cell TherapyTM

A majority of Cytori’s product revenue in 2015 was derived from sales of our devices and consumables in Japan. New cell therapy regulations in Japan have reduced regulatory uncertainties and provided greater clarity for the Company moving forward.  Besides revenue, these sales provide strategic value for us through the investigator relationships that are built, clinical data that is compiled and the global visibility generated.  In Europe, Celution® System has CE mark approval for select indications.  Our European customers include hospitals and clinics as well as researchers performing investigator-initiated and funded studies. One of these customers, Odense University Hospital in Denmark, published results from an open-label, single-arm erectile dysfunction study in February 2016.  In April 2015, one of our exclusive licensees, Lorem Vascular Pty. Ltd, was granted regulatory clearance for the Cytori Celution® System by the State Food and Drug Administration of the People’s Republic of China (CFDA). This regulatory clearance officially makes our Celution System available in the largest healthcare market in the world and triggered a 2015 product purchase order for the Company from Lorem Vascular. In July 2015, another of our exclusive licensees, Bimini Technologies, received U.S. Food and Drug Administration conditional Investigational Device Exemption approval to conduct a clinical trial, STYLE, studying the safety and feasibility of its technology for the treatment of female and early male pattern baldness (androgenic alopecia).  The STYLE Phase II clinical study is approved to enroll up to 70 patients at up to 8 centers within the United States.  Patients have been enrolled and treated at 2 sites as of January 2016.

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

Customers and Partners

In Japan, Europe, Middle East, Asia-Pacific, and Latin America we offer Cytori Cell Therapy and Cytori Cell and Tissue Banking through direct sales reps, distributors, and partners, to hospitals, clinics, and researchers, including for purposes of performing investigator-initiated and funded studies.

Pursuant to our Sale and Exclusive License/Supply Agreement (“Bimini Agreement”) with Bimini Technologies LLC (“Bimini”), we granted Bimini a global exclusive license to our devices and consumable products for hair applications.  Bimini’s focus is on the aesthetics cash-pay market.  Through Kerastem, its wholly owned subsidiary, Bimini is conducting an FDA-approved phase II clinical trial in the United States for Kerastem’s solution for female and male pattern baldness, and  in parallel is engaged in market development activities in Europe and Japan. The Kerastem Hair Therapy is CE mark approved for patients with alopecia (hair loss) outside the United States. Under the Bimini Agreement, Bimini is required, among other things, to pay an eight percent (8%) royalty on its net sales of our products for contemplated hair applications.

Pursuant to our Amended and Restated License/Supply Agreement with Lorem Vascular (the “Lorem Agreement”) we granted Lorem Vascular an exclusive license in all fields of use (excluding hair applications subject to Bimini’s license) to our products for sale into China, Hong Kong, Malaysia, Singapore and Australia.  Under the Lorem Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem Vascular is required to pay us 30% of their gross profits in China, Hong Kong and Malaysia for the term of the Lorem Agreement.  Lorem Vascular has certain minimum product purchase obligations, including purchase obligations triggered by achievement of regulatory clearance for our products in China, which regulatory clearance was achieved in April 2015.  Lorem Vascular has partially satisfied these related product purchase obligations, and as a result, we are currently in discussions with Lorem Vascular regarding restructuring of its obligations and our rights under the agreement.  We cannot guarantee that our restructuring discussions with Lorem will be successful.  Should we be unable to conclude these negotiations to our satisfaction, a dispute may ensue.  See, also, our discussions of the regulatory landscape in China for our products as well as discussions regarding our relationship with Lorem Vascular in the “Risk Factors” section and in the “Competition” and “Governmental Regulation” sections of this “Business” section below.

Manufacturing and Raw Materials

Our products are currently manufactured at the Company’s headquarters in San Diego, CA and in Wales, United Kingdom. Our manufacturing capabilities are expected to enable us to meet anticipated demand in 2016. We are, and the manufacturer of any future therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacturer of devices and products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities, such as our Notified Body in Europe.

Most of the raw materials required to manufacture the Celution® System family of products are commonly available from multiple sources, and we have identified and executed supply agreements with our preferred vendors. Some specialty components are custom made for us, and we are dependent on the ability of these suppliers to deliver functioning parts or materials in a timely manner to meet the ongoing demand for our products. In particular, our Celase and Intravase reagents, which are used to digest patients’ autologous adipose (fat) tissue, are manufactured exclusively by Roche Diagnostics Corporation, or Roche.  We do not have a second qualified supplier to manufacture these reagents.  Though we have significant inventory related to these reagents on hand which we believe are sufficient to satisfy anticipated internal and customer demand for a period of approximately 19 months, if our agreement with Roche were to terminate or if Roche were otherwise unable to manufacture sufficient volumes of the reagents to meet our customer demand, our business could be materially and adversely affected. The initial term of our agreement with Roche will expire December 31, 2020 and will continue thereafter for additional five-year renewal period.

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

Companies researching and developing cell-based therapies for our lead indications include, but are not limited to, Anterogen, Arteriocyte Medical Systems, Celgene Cellular Therapeutics, Cellular Biomedicine Group, Osiris Therapeutics, Regeneus Ltd, Stempeutics, TiGenix NV, Vericel Corporation., Cyfuse Biomedical and Medicon. These companies are in various stages of clinical development for their respective cell therapies. In addition, we are aware of several surgeons who are performing autologous fat transfers using manual methods, some of whom enrich the fat with autologous adipose-derived cells. In 2014, the FDA released several guidances which are anticipated to limit the availability of non-FDA approved cell therapies including those derived from adipose tissue.  FDA has issued specific guidance on the use of cells from adipose tissue.  Specifically, FDA has indicated that the process of separating the stromal vascular fraction from adipose tissue is considered a regulated process and such cells are considered drugs that would need FDA oversight prior to use on humans.  It is these same stromal vascular cells that are produced by the Celution device.  Since Cytori has previously initiated a regulatory pathway with FDA that is consistent with this new public announcement (PMA pathway for Celution System), the regulatory impact to Cytori is minimal and confirmatory in nature.  However, the regulatory impact for Cytori competitors is unknown as the full impact of these new FDA guidelines are not known. In Europe, we anticipate that our Celution Cell Therapy will be regulated as an advanced-therapy medicinal product, or ATMP, which is essentially a drug classification.  As our combination of Celution system platform and Cytori Cell Therapy output (autologous, same surgical procedure) is novel, we intend to work with the European Medicines Agency and its appropriate subcommittees to discuss our product offering and confirm our regulatory approval pathway.  Competitors with product offerings more clearly categorizable as drugs in the EU may face fewer regulatory hurdles and/or have quicker pathways to regulatory approval. In Japan, Celution Cell Therapy is approved as a Class I medical device which means it can be sold and used in Japan but without any specific claims or receive reimbursement. Facilities who use our products must 1) certify their facility and 2) receive approval for the protocols through the process outlined in the November 2014 Regenerative Medicine Law. Product approval for Celution Cell Therapy for specific indications (including reimbursement) are outlined in the Japan Pharmaceutical and Medical Device Act, or PMD Act, which has provisions for Drugs, Devices and Regenerative Medicine Products. Celution Cell Therapy can be approved as either a Device or Regenerative Medicine Product. The organization is in the process of determining the optimal pathway(s).

In China, our Celution device and our proprietary enzymes (Celase and Intravase) have Class 1 clearances, which means they can be sold into China for research purposes without any specific claims or receive reimbursement.  However, cell therapies in China are subject to significant regulation, and we are currently dependent on the efforts of Lorem Vascular to navigate the regulatory landscape to successfully commercialize our technology in China.   Competitors with product offerings that are further advanced in the regulatory process or that face fewer regulatory restrictions in China may have quicker pathways to commercial access and success.

We expect to compete based on, among other things, the clinical safety, clinical efficacy, regulatory approvals, and cost effectiveness of our solutions.  We also believe the newly announced FDA policies on the isolation and selection of stromal vascular fraction cells from adipose cells are favorable for Cytori Celution System given the fact that Cytori had previously initiated a regulatory pathway that is consistent with these new FDA announcements.

Research and Development

Research and development expenses were $19,000,000, $15,105,000 and $17,065,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  These expenses have supported the basic research, product development and clinical activities necessary to bring our products to market.

Our research and development efforts in 2015 focused predominantly on the following areas:

•	Supported enrollment in the ACT-OA (osteoarthritis) and STAR (scleroderma) trials;

•	Supported ongoing preclinical and other research activities towards BARDA contract milestones;

•	Continued patient follow-up and data analysis from the Athena trials and European ADVANCE trial;

•	Prepared and submitted multiple regulatory filings in the United States, Europe, Japan, and other regions related to various cell and tissue processing systems under development;

•	Developed new configurations and expanded functionality of our Celution® platform to address the current Japan approval as a medical device (Japan Class I) and other markets;

•	Conducted adipose derived regenerative cells (ADRC) viability and transport studies in support of clinical trial requirements;

•	Conducted, presented, and published research efforts related to ADRC characterization and potency to further establish scientific leadership in the field; and

•	Continued to optimize and develop the Celution® System family of products and next-generation devices, single-use consumables and related instrumentation.

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

To protect our proprietary medical technologies, including the Celution® System platform and other scientific discoveries, Cytori has over 80 issued patents worldwide. We have 24 issued U.S. patents and 58 issued international patents. Of the 24 issued U.S. patents, 2 were issued in 2015. Of the 58 issued international patents, 4 were issued in 2015. In addition, we have over 45 patent applications pending worldwide related to our technology. We are seeking additional patents on methods and systems for processing adipose-derived stem and regenerative cells, on the use of adipose-derived stem and regenerative cells for a variety of therapeutic indications, including their mechanisms of actions, on compositions of matter that include adipose-derived stem and regenerative cells, and on other scientific discoveries. We are also the exclusive, worldwide licensee of the Regents of the University of California’s rights to a portfolio related to isolated adipose derived stem cells, which includes one US patent and twelve foreign patents. We are seeking additional patents on methods and systems for processing adipose-derived stem and regenerative cells, on the use of adipose-derived stem and regenerative cells for a variety of therapeutic indications, including their mechanisms of action, on compositions of matter that include adipose-derived stem and regenerative cells, and on other scientific discoveries. We are also the exclusive, worldwide licensee of the Regents of the University of California’s rights to a portfolio related to isolated adipose derived stem cells, which includes one US patent and twelve foreign patents.

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

There is a risk that any patent applications that we file and any patents that we hold or later obtain could be challenged by third parties and declared invalid or infringing of third party claims. For many of our pending applications, patent interference proceedings may be instituted with the U.S. Patent and Trademark Office (USPTO) when more than one person files a patent application covering the same technology, or if someone wishes to challenge the validity of an issued patent. At the completion of the interference proceeding, the USPTO will determine which competing applicant is entitled to the patent, or whether an issued patent is valid. Patent interference proceedings are complex, highly contested legal proceedings, and the USPTO’s decision is subject to appeal. This means that if an interference proceeding arises with respect to any of our patent applications, we may experience significant expenses and delay in obtaining a patent, and if the outcome of the proceeding is unfavorable to us, the patent could be issued to a competitor rather than to us.  Third parties can file post-grant proceedings in the USPTO, seeking to have issued patent invalidated, within nine months of issuance. This means that patents undergoing post-grant proceedings may be lost, or some or all claims may require amendment or cancellation, if the outcome of the proceedings is unfavorable to us. Post-grant proceedings are complex and could result in a reduction or loss of patent rights. The institution of post-grant proceedings against our patents could also result in significant expenses.

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

Our current and future Celution® Systems are, or will be, subject to stringent government regulation in the United States by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA regulates the design/development process, clinical testing, manufacture, safety, labeling, sale, distribution, and promotion of medical devices and drugs. Included among these regulations are pre-market clearance and pre-market approval requirements, design control requirements, and the Quality System Regulations/Good Manufacturing Practices. Other statutory and regulatory requirements govern, among other things, registration and inspection, medical device listing, prohibitions against misbranding and adulteration, labeling and post-market reporting.

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

Worldwide, the regulatory process can be lengthy, expensive, and uncertain with no guarantee of approval. Before any new medical device may be introduced to the U.S. market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process or the lengthier pre-market approval application (PMA) process, which requires clinical trials to generate clinical data supportive of safety and efficacy. Approval of a PMA could take four or more years from the time the process is initiated due to the requirement for clinical trials. Our core Celution® System processing device products under development are generally subject to the lengthier PMA process for many specific applications. Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

Specifically, regulation of the Celution® System in Europe and the U.S. for use in  various diseases such as scleroderma require that we conduct clinical trials to collect safety and efficacy data to support marketing approvals. Our collaborators in France have completed a pilot study in Europe for hand manifestations in scleroderma. We completed a pilot study for chronic myocardial ischemia in Europe and based on the data are seeking a limited approval in Europe. In the U.S., we are currently conduction an 80 patient study   STAR for hand manifestations in scleroderma under the device regulations via the PMA pathway.

Regulations in Asia Pacific are currently evolving for cell therapy products.  For example, Japan has recently enacted a regenerative medicine law in November of 2014 following sweeping changes in the medical device regulations in 2014.  In China, the regulatory landscape for cell therapies such as ours is subject to increasing regulation, and success in this market will depend heavily on a firm understanding of applicable regulations and a commitment to pursuing appropriate regulatory approvals, including any required approvals from the National Health and Family Planning Commission of the People’s Republic of China, or NHFPC, and other governmental entities.  To the extent that Lorem Vascular is unable or unwilling to pursue and obtain necessary regulatory approvals, existing regulations in Chain regarding cell therapies may serve to hamper commercialization efforts for our technology. In part because of perceived challenges in addressing the Chinese market, we have engaged in discussions with Lorem Vascular Pty, Ltd., or Lorem Vascular, our exclusive licensee in China, regarding restructuring of our agreement. No assurance can be given that our discussions with Lorem Vascular will be successful or that Lorem Vascular will be able to successfully execute its current business strategy in China. These regulatory uncertainties further complicate the regulatory process in Asia Pacific and may lengthen approval timelines and / or market entrance / penetration.

Summary of Celution®System Family Regulatory Status

Region	Clinical Applications	Regulatory Status

Japan	Cell Banking	Approved
	Celution® Centrifuge, Celbrush	Class I Notification
China	Celution 800/IV, Celase, Intravase	Class I Notification

Europe	Celution® 800: Cell Processing for re-implantation or re-infusion into same patient (General Processing)	CE Mark
	Celution® 800: Breast reconstruction and other cosmetic procedures	CE Mark
	Celution® 800: Crohn’s fistula	CE Mark
	Intravase® for use with Celution® 800	CE Mark
	Cell Concentration	CE Mark

U.S.	Osteoarthritis	ACT-OA IDE trial completed in June 2015
U.S.	Scleroderma	STAR (full IDE approval granted in January 2015) - enrolling
U.S.	Refractory Heart Failure	ATHENA and ATHENA II IDE trial enrolled
Australia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction)	ARTG Certificate
Croatia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction)	Approval Certificated from the Croatia Agency for Medicinal Products and Medical Devices

New Zealand	Celution 800	WAND Registered
Russia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction)	Roszdravnadzor Certificate (Federal Service for Control of Healthcare and Social Development)
Serbia	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction)	ALIMS (Medicines and Medical Devices Agency of Serbia)
Singapore	Celution 800 Cell Processing for re-implantation or re-infusion into same patient (general/plastic reconstruction)	HSA approved, SMDR Registered

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

Employees

As of December 31, 2015, we had 80 full-time employees. These employees are comprised of 9 employees in manufacturing, 39 employees in research and development, 6 employees in sales and marketing and 26 employees in management, finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

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

In analyzing our company, you should consider carefully the following risk factors together with all of the other information included in this Annual Report on Form 10-K, including our audited Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.  If any of the risks described below occur, our business, operating results, and financial condition could be adversely affected and the value of our common stock could decline.

Risks Related to Our Business

* We will need to raise more cash in the future

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

To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, our ability to raise capital on terms attractive to us was adversely affected once FDA put a hold on our Athena trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  More recently, a continued downward trend in our stock price resulting from general economic and industry conditions as well as the market’s unfavorable view of our recent equity financings (which financings were priced at a discount to market and included 100% warrant coverage and our Nasdaq listing deficiency, have made it more difficult to procure additional capital on terms reasonably acceptable to us. If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding. We expect to continue to utilize our cash and cash equivalents to fund operations at least through September of 2016, subject to minimum cash and cash liquidity requirements contained in that certain Loan and Security Agreement, dated May 29, 2015, with Oxford Finance, LLC (“Oxford”), as further described below (the “Loan and Security Agreement”), which requires that we maintain at least $5 million of cash on hand to avoid an event of default under the Loan and Security Agreement.

We have been placing, and will continue to place, significant effort into raising additional capital that will provide adequate capital resources to allow us to continue to fund our future operations.   Based on our cash and cash equivalents on hand of approximately $14 million at December 31, 2015, and our minimum liquidity requirements under the Loan and Security Agreement with Oxford that requires us to make interest payments of $136,000 per month (but which will require principal and interest payments commencing January 2017) and our obligation to maintain at least $5 million of cash on hand, we estimate that we must raise additional capital and/or  obtain a waiver or restructure the Loan and Security Agreement on or before  July, 2016 to avoid an event of default under it. If we are unable to avoid an event of default under the Loan and Security Agreement , Oxford would have the right to cause the outstanding loan amount of approximately $17.7 million to become immediately due and payable.  Our financing plans include pursuing additional cash through use of our at-the-market offering program (“ATM”), strategic corporate partnerships, licensing and sales of equity.  While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us.  There is also no guarantee that that we will be able to service our existing debt to Oxford. If our efforts to obtain sufficient additional funds are not successful, in addition to the lender’s ability to cause the loan amount to be immediately due and payable, we would at a minimum be required to delay, scale back, or eliminate some or all of our research or product development, manufacturing operations, administrative operations, including our employee base, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals. In addition, the indebtedness under our Loan and Security Agreement with Oxford is secured by a security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets which are subject to a negative pledge, and therefore, if we are unable to repay such indebtedness, the lender could foreclose on these assets, which would, at a minimum, have a severe material adverse effect on our ability to operate our business.

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

*Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity

Under our Loan and Security Agreement with Oxford, as collateral agent and lender, Oxford agreed to make a term loan to us in an aggregate principal amount of $17,700,000 (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement (the “Loan Facility”).  In connection with securing the Loan Facility, we prepaid all outstanding amounts under our Loan and Security Agreement, dated June 28, 2013, with Oxford and Silicon Valley Bank.

The Term Loan accrues interest at a floating rate equal to the three-month LIBOR rate (with a floor of 1.00%) plus 7.95% per annum.  In February 2016, Oxford acknowledged that we had received positive data on our ACT-OA clinical trial, which acknowledgement automatically deferred commencement of the Amortization Commencement Date under the Loan and Security Agreement from June 1, 2016 to January 1, 2017, thus extending our interest-only payment period for six months. The Company is required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2019, the maturity date.  All unpaid principal and accrued and unpaid interest with respect to the Term Loan is due and payable in full on June 1, 2019.

As security for its obligations under the Loan and Security Agreement, the Company granted a security interest in substantially all of its existing and after-acquired assets, subject to certain exceptions set forth in the Loan and Security Agreement and excluding its intellectual property assets, which are subject to a negative pledge by the Company.

Our indebtedness to Oxford could adversely affect our operations and liquidity, by, among other things:

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

The Loan Agreement requires us to maintain at least three months of cash on hand and includes certain reporting and other covenants, that, among other things, restrict our ability to: (i) dispose of assets, (ii) change the business we conduct, (iii) make acquisitions, (iv) engage in mergers or consolidations, (v) incur additional indebtedness, (vi) create liens on assets, (vii) maintain any collateral account, (viii) pay dividends, (ix) make investments, loans or advances, (x) engage in certain transactions with affiliates, and (xi) prepay certain other indebtedness or amend other financing arrangements. If we fail to comply with any of these covenants or restrictions, such failure may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and such acceleration would adversely affect our business and financial condition.

In addition, the indebtedness under our Loan and Security Agreement is secured by a security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets (which is subject to a negative pledge), and therefore, if we are unable to repay such indebtedness, the Lender could foreclose on these assets, which would, at a minimum, have a severe material effect on our ability to operate our business.  Further, if we fail to receive positive data on our ACT-OA clinical trial, as determined by Oxford, or close a licensing, partnership or similar transaction on terms acceptable to Oxford by May 31, 2016, we will be required to commence making principal payments in July 2016, which payments will materially decrease cash available for operations and make us more reliant on obtaining outside sources of additional capital.

*We could be delisted from NASDAQ, which could seriously harm the liquidity of our stock and our ability to raise capital

On June 4, 2015, we received a letter from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the our common stock for the previous 30 consecutive trading days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until December 1, 2015, in which to regain compliance. We were unable to regain compliance with the minimum bid price requirement within this 180-day period, and on December 3, 2015, we received a Staff Determination Letter notifying us that our stock would be delisted from the Nasdaq Stock Market unless we appealed the determination to the Nasdaq Hearing Panel, or we were eligible to transfer from the Nasdaq Global Market, or NGM, to the Nasdaq Capital Market, or NCM. Though we were eligible to transfer to the NCM, we elected to appeal the delisting determination to the Nasdaq Hearing Panel, which election stayed the Nasdaq Staff’s determination pending the Hearing Panel’s decision on our appeal. The hearing was held on January 21, 2016, and on January 27, 2016, the Nasdaq Hearing Panel issued its determination letter which it granted us an additional 180-day period (expiring May 31, 2016) to come into compliance with its minimum bid price requirement, and which required that:

•	By mid-March, 2016, we shall have filed our definite proxy for a stockholders meeting which includes a request to approve a reverse stock split to bring our stock priced above $1;

•	On or before May 10, 2016, we shall have held a stockholders meeting at which the stockholders approve a reverse stock sufficient to demonstrate compliance with Nasdaq’s minimum $1 bid price requirement;

•	On or before May 31, 2016, we shall have demonstrated a closing bid price of $1 or more for a minimum of ten consecutive trading days.

The Company transferred the listing of its common stock from The NASDAQ Global Market tier to The NASDAQ Capital Market tier on February 1, 2016 and on February 10, 2016, the Listing Qualification Staff sent a letter to the Company approving and confirming the Company’s move from the NGM tier to the NGM tier.  In the event we do not cure our listing deficiency by May 31, 2016, Nasdaq will provide us notice that our common stock will be subject to delisting.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements, or that we will be eligible for listing on the NGM, NCM or any comparable trading market. To regain compliance with Nasdaq’s minimum bid requirement, we have committed to consummate a reverse stock split at our annual stockholder meeting (unless our stock price organically rises above $1 and cures our bid price deficiency), which split would likely be unfavorably received by the market and could further depress the market for our shares.  There is no guarantee that a reverse stock split, if consummated, would cure, in the short-term or long-term, our Nasdaq listing deficiencies.  If we cease to be eligible to trade on either the NGM or NCM:

•	we would be forced to seek to be traded on a less recognized or accepted exchange or market such as the OTC Bulletin Board or the “pink sheets;”

•	the trading price of our common stock would be adversely affected, including an increased spread between the “bid” and “asked” prices quoted by market makers;

•	the liquidity and marketability of shares of our common stock would be adversely affected, thereby reducing the ability of holders of our common stock to purchase or sell our shares as quickly and as inexpensively as they have done historically (if our stock is traded as a “penny stock,” transactions in our stock would be more difficult and cumbersome);

•	our ability to access capital on terms favorable to us (or at all) would be adversely affected, as companies trading on the OCT Bulletin Board or “pink sheets” are viewed as less attractive investments with materially higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock (which may also cause the market price of our common stock to decline).

Continued turmoil in the economy could harm our business

Negative trends in the general economy, including trends resulting from an actual or perceived recession, tightening credit markets, increased cost of commodities, including oil, actual or threatened military action by the United States and threats of terrorist attacks in the United States and abroad, could cause a reduction of investment in and available funding for companies in certain industries, including ours and our customers. Our ability to raise capital has been, and may in the future, be adversely affected by downturns in current credit conditions, financial markets and the global economy.

We have never been profitable on an operational basis and expect significant operating losses for at least the next one to two years

We have incurred net operating losses each year since we started business. As our focus on Cytori Cell Therapy, the Celution® System platform and development of therapeutic applications for Cytori Cell Therapy has increased, losses have resulted primarily from expenses associated with research and development activities and general and administrative expenses. While we have implemented and continue implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and expect that recurring operating expenses will be at high levels for at least the next one to two years, in order to perform clinical trials, additional pre-clinical research, product development, and marketing. As a result of our historic losses, we have been, and are likely to continue to be, reliant on raising outside capital to fund our operations.

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

*Many potential applications of our technology are pre-commercialization, which subjects us to development and marketing risks

We are in a relatively early stage of the path to commercialization with many of our products. We believe that our long-term viability and growth will depend in large part on our ability to develop commercial quality cell processing devices and useful procedure-specific consumables, and to establish the safety and efficacy of our therapies through clinical trials and studies. With our Cytori Cell Therapy, we are pursuing new approaches for therapies for osteoarthritis, scleroderma, burns, soft tissue defects, reconstructive surgery, preservation of stem and regenerative cells for potential future use, and other conditions.  There is no assurance that our development programs will be successfully completed or that required regulatory clearances or approvals will be obtained on a timely basis, if at all.

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

*If we or our distributors or collaborators fail to comply with regulatory requirements applicable to the development, manufacturing, and marketing of our products, regulatory agencies may take action against us or them, which could significantly harm our business

Our products and product candidates, along with the clinical development process, the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA, state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, our distributors and collaborators and our and their respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of products, required submissions of safety and other post-market information and reports, registration requirements, Clinical Good Manufacturing Practices (cGMP) regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our distributors and collaborators and our and their respective contractors, suppliers and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

*We must rely on the performance of Lorem Vascular for the commercialization of our products in China, Hong Kong, Singapore, Malaysia and Australia

Lorem Vascular is the exclusive licensee for our products in China, Hong Kong, Singapore, Malaysia and Australia, and while we will are supportive of their efforts, they are responsible for obtaining regulatory approvals, market development and sales in these countries. Lorem Vascular is also a relatively new company and as such will be required to develop the expertise, personnel and relationships in each of these countries required to successfully market and sell our products.  We cannot guarantee that Lorem Vascular will make the investments required to be successful in these countries. We cannot guarantee that the necessary regulatory approvals can be obtained, and we cannot guarantee that our products will be successful in these markets even if advantageous market regulatory approvals are obtained. In the absence of obtaining regulatory approvals required by applicable Chinese governmental entities such as the National Health and Family Planning Commission of the People’s Republic of China, Lorem Vascular may be unable to fully penetrate the Chinese market, and may be materially limited in its ability to sell our products.    We believe that Lorem Vascular will be required to better understand the regulatory landscape in China and the conditions under which our technology may be successfully sold. However, no assurance can be given that Lorem Vascular will be able to successfully navigate any challenges presented by these regulations, or implement or successfully achieve a reasonable near or long-term regulatory or commercial strategy for China.  Any such challenges could adversely affect Lorem Vascular’s ability to penetrate the market, grow sales, and satisfy its product purchase minimums under our agreement with them.

Further, we are in discussions with Lorem Vascular to appropriately restructure our agreement with them. If we are unable to agree with Lorem Vascular on revised terms to our agreement, our relationship with them could suffer. A dispute may arise between us and Lorem Vascular that could lead to diversion of management time and attention and cause us to realize little if any sales or royalty revenues from sales activities in the territories under our exclusive license with Lorem Vascular .  Even if we successfully restructure our agreement with Lorem Vascular, there can be no assurance that Lorem Vascular will be able to successfully grow its Celution business in China.  Further, to the extent Lorem fails to comply with any regulations applicable to its marketing and commercialization of our products, we cannot assure you that regulators might not try to hold us responsible for such activities if they believe we somehow facilitated or were otherwise responsible for Lorem’s actions.

If we are unable to successfully partner with other companies to commercialize our therapeutic offerings, our business could materially suffer

We intend to enter into strategic partnerships/collaborations to commercialize our indications, as we do not have the financial, human or other resources necessary to introduce and sell our therapeutic offerings in all of the geographies that we are targeting.  We expect that our partners would provide regulatory and reimbursement/pricing expertise, sales and marketing resources, and other expertise and resources vital to the success of our product offerings in their territories.  We further expect that these partnerships would include upfront cash payments to us in return for the rights to sell our products in specified territories, as well as downstream revenues in the form of milestone payment and royalties.   If we are unable to identify suitable partners for our indications, including our lead ECCS-50 hand scleroderma indication, or if we are required to enter into agreements with such partners on unfavorable terms, our business and prospects could materially suffer.  We are currently prioritizing our efforts to find a strategic partner for our hand scleroderma therapy (ECCS-50) in the EU.  The EU regulatory environment is complicated, and our technology approach is novel.  We cannot guarantee that the European Medicines Agencies and national competent authorities in the EU will grant regulatory approval for ECCS-50 on acceptable terms, if at all, nor can we guarantee that reimbursement agencies and other third party payers in the EU will grant us favorable reimbursement for our ECCS-50 product offering.   These commercialization risks could affect prospective partners’ or collaborators’ willingness to enter into partnering arrangements on terms acceptable to us. See risk factors below for further discussion regarding regulatory and market risks associated with our products.

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

*Our revenue, results of operations, and cash flows may suffer upon the loss of a significant customer or a significant reduction in the amount of product ordered by any such customer

Our largest customer accounted for 23% of our revenue during the year ended December 31, 2015. Loss of this significant customer or a significant reduction in the amount of product ordered by this customer could adversely affect our revenue, results of operations, and cash flows.

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

Material weakness in our internal control over financial reporting have occurred in the past and could occur in the future

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2013, which may have adversely affected investor confidence in us and, as a result, the value of our common stock. While no such material weakness was identified for the years ended December 31, 2014 or December 31, 2015, we cannot assure you that additional material weaknesses will not be identified in the future.

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

Risks Related to Ownership of our Common Stock

*The market price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for stockholders and subject us to litigation

The market price of our common stock may be subject to significant fluctuations. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our operating results or the operating results of our competitors;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	variance in our financial performance from the expectations of securities analysts;
•	changes in the estimates of the future size and growth rate of our markets;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	conditions and trends in the markets we serve;
•	changes in general economic, industry and market conditions;
•	success of competitive products and services;
•	changes in market valuations or earnings of our competitors;
•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;
•	the outcome of clinical trials involving the use of our products, including our sponsored trials;
•	our continuing ability to list our securities on an established market or exchange;
•	the timing and outcome of regulatory reviews and approvals of our products;
•	the commencement or outcome of litigation involving our company, our general industry or both;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	actual or expected sales of our common stock by the holders of our common stock; and
•	the trading volume of our common stock.

In addition, the stock market in general, the NASDAQ markets and the market for cell therapy development companies in particular may experience a loss of investor confidence. A loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, our financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose us to securities class-action litigation. Class-action litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

*Future sales of our common stock may depress our share price

As of December 31, 2015, we had 195,058,395 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, or the expectation of such sales, could cause the market price of our common stock to decline.  We may also sell additional common stock or securities convertible into or exercisable or exchangeable for common stock in subsequent public or private offerings or other transactions, which may adversely affect the market price of our common stock.

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

We pay no dividends in connection with our common stock

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in connection with our common stock in the foreseeable future. Furthermore, our Loan Agreement with the Lender currently prohibits our issuance of cash dividends.  This could make an investment in our company inappropriate for some investors, and may serve to narrow our potential sources of additional capital.

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

We lease 77,585 square feet at 3020 and 3030 Callan Road, San Diego, California that we use for our corporate headquarters and manufacturing facilities. The related lease agreement, as amended, provides for a monthly rent that commenced at a rate of $1.80 per square foot, with annual increase of $0.05 per square foot. The lease term is 88 months, commencing on July 1, 2010 and expiring on October 31, 2017.

Additionally, we entered into several lease agreements for international office locations. For these properties, we pay an aggregate of approximately $28,000 in rent per month.  The lease for property in Japan will expire on May, 2017, and the lease for the property in UK will expire on June, 2019.

Item 3.	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of December 31, 2015, we were not a party to any material legal proceeding.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

From August 2000 (our initial public offering in Germany) through September 2007 our common stock was quoted on the Frankfurt Stock Exchange under the symbol “XMPA” (formerly XMP). In September 2007 our stock closed trading on the Frankfurt Stock Exchange.  Effective December 19, 2005, our common stock began trading on the NASDAQ Capital Market under the symbol “CYTX,” and then transferred to the NASDAQ Global Market effective February 14, 2006 and on February 1, 2016, we transferred back into the NASDAQ Capital Market. The following tables show the high and low sales prices for our common stock and warrants for the periods indicated, as reported by the NASDAQ Stock Market. These prices do not include retail markups, markdowns or commissions.

Common Stock
	High	Low

2014
Quarter ended March 31, 2014	$3.47	$2.44
Quarter ended June 30, 2014	$2.88	$2.14
Quarter ended September 30, 2014	$2.52	$0.66
Quarter ended December 31, 2014	$0.70	$0.36

2015
Quarter ended March 31, 2015	$1.37	$0.44
Quarter ended June 30, 2015	$1.35	$0.56
Quarter ended September 30, 2015	$0.55	$0.30
Quarter ended December 31, 2015	$0.42	$0.19

All of our outstanding shares have been deposited with the Depository Trust & Clearing Corporation (DTCC) since December 9, 2005.

As of January 31, 2016, we had approximately 21 record holders of our common stock.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock and do not anticipate paying any in the foreseeable future. Furthermore, our loan agreement with the Lender currently prohibits our issuance of cash dividends on common stock.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	221,800	$5.68	—

Equity compensation plans not approved by security holders (2)	6,023,846	$3.84	—

Equity compensation plans not approved by security holders (3)	2,816,500	$0.46	5,576,623

Equity compensation plans not approved by security holders (4)	1,000,000	$—	1,000,000
Total	10,062,146	$2.84	6,576,623

(1)	The 1997 Stock Option and Stock Purchase Plan expired in October 2007.
(2)	The 2004 Stock Option and Stock Purchase Plan expired in August 2014.
(3)	See Notes to the Consolidated Financial Statements included elsewhere herein for a description of our 2014 Equity Incentive Plan.
(4)	See Notes to the Consolidated Financial Statements included elsewhere herein for a description of our 2015 New Employee Incentive Plan.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the NASDAQ Composite Index and the NASDAQ Biotechnology Index during the period from December 31, 2010 through December 31, 2015. The performance shown is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

The selected data presented below under the captions “Statements of Operations Data,” “Statements of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2015, are derived from, and should be read in conjunction with, our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015, which have been audited by KPMG LLP, an independent registered public accounting firm, and their report thereon, are included elsewhere in this annual report. The consolidated balance sheets as of December 31, 2013, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, which were also audited by KPMG LLP, are included with our annual reports previously filed.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report (in thousands except share and per share data):

	For the year ended December 31
	2015	2014	2013	2012	2011
Statements of Operations Data:
Product revenues:
Sales to related party	$—	$—	$1,845	$—	$—
Sales to third parties	4,838	4,953	5,277	8,709	7,983
	4,838	4,953	7,122	8,709	7,983

Cost of product revenues	3,186	2,940	3,421	4,000	3,837
Gross profit	1,652	2,013	3,701	4,709	4,146

Development revenues:
Development, related party	—	—	638	2,882	1,992
Development	—	—	1,179	2,529	—
Government contracts and other	6,821	2,645	3,257	381	21
	6,821	2,645	5,074	5,792	2,013
Operating expenses:
Research and development	19,000	15,105	17,065	13,628	10,904
Sales and marketing	2,662	6,406	9,026	9,488	13,560
General and administrative	9,765	15,953	16,031	15,672	14,727
Change in fair value of warrants	(7,668)	(369)	(418)	(209)	(4,360)
Change in fair value of option liabilities	—	—	(2,250)	340	740
Total operating expenses	23,759	37,095	39,454	38,919	35,571
Total operating loss	(15,286)	(32,437)	(30,679)	(28,418)	(29,412)

Other income (expense):
Gain (loss) on asset disposal	3	42	(257)	—	—
Loss on debt extinguishment	(260)	—	(708)	—	—
Interest income	9	6	4	4	9
Interest expense	(3,379)	(4,371)	(3,396)	(3,386)	(2,784)
Other income (expense), net	169	(608)	(438)	(314)	(55)
Gain on Puregraft divestiture	—	—	4,453	—	—
Gain on previously held equity interest in JV	—	—	4,892	—	—
Equity loss in investments	—	—	(48)	(165)	(209)
Net loss	$(18,744)	$(37,368)	$(26,177)	$(32,279)	$(32,451)
Beneficial conversion feature for convertible preferred stock	(661)	(1,169)	—	—	—
Net loss allocable to common stockholders	$(19,405)	$(38,537)	$(26,177)	$(32,279)	$(32,451)
Basic and diluted net loss per share allocable to common stockholders	$(0.14)	$(0.48)	$(0.39)	$(0.55)	$(0.61)
Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	140,797,316	80,830,698	67,781,364	58,679,687	53,504,030

Statements of Cash Flows Data:
Net cash used in operating activities	$(20,468)	$(30,330)	$(34,563)	$(32,193)	$(35,323)
Net cash provided by(used in) investing activities	(613)	(1,343)	3,686	(1,204)	(560)
Net cash provided by financing activities	20,797	30,874	20,772	22,192	20,137
Effect of exchange rate changes on cash and cash equivalents	—	(85)	(106)	—	—
Net decrease in cash	(284)	(884)	(10,211)	(11,205)	(15,746)
Cash and cash equivalents at beginning of year	14,622	15,506	25,717	36,922	52,668
Cash and cash equivalents at end of year	$14,338	$14,622	$15,506	$25,717	$36,922

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,338	$14,622	$15,506	$25,717	$36,922
Working capital	12,806	5,769	9,671	16,366	35,516
Total assets	37,698	38,719	42,060	43,250	51,534
Deferred revenues, related party	—	—	—	638	3,520
Deferred revenues	105	112	212	2,635	5,244
Warrant liabilities, long-term	—	9,793	—	—	627
Option liabilities	—	—	—	2,250	1,910
Long-term deferred rent	269	558	710	756	504
Long-term obligations, less current portion	16,681	18,041	23,100	12,903	21,962
Total stockholders’ equity (deficit)	$12,206	$(5,702)	$3,132	$6,455	$9,946

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company dedicated to the development of novel treatments and devices for a range of disorders using cells as a key part of the therapy. We are presently focused on developing our primary product, Cytori Cell Therapy, for patients with scleroderma hand dysfunction, orthopedic disorders, urinary incontinence and thermal burns including those complicated by radiation. We are actively investigating broadening the use of our technology platform into other areas as well, through internal research and that of our partners.

Cytori Cell Therapy consists of a heterogeneous population of specialized cells including stem cells that are involved in response to injury, repair and healing. These cells are extracted from an adult patient’s own adipose (fat) tissue using our fully automated, enzymatic, sterile Celution® System devices and consumable sets at the place where the patient is receiving their care (i.e. there is no off-site processing or manufacturing).  Cytori Cell Therapy can either be administered to the patient the same day or banked for future use.  An independent published study has demonstrated that Cytori’s proprietary process results in higher nucleated cell viability, less residual enzyme activity, less processing time, and improved economics in terms of cell progenitor output compared to the three other semi-automated and automated processes assessed.

In addition to our targeted therapeutic development, we have continued to upgrade and sell our Celution® System under select medical device clearances to commercial customers, as well as research customers developing new therapeutic applications for Cytori Cell Therapy, in Europe, Japan, and other regions. The sales enhance the body of clinical feasibility data using our technology that could lead to new indications and intellectual property, contribute to near term marginal profit that partially offset our operating expenses and provide the basis for further partnerships and commercial experience that should facilitate future product revenue growth.

Development Pipeline

The primary therapeutic areas currently in the development pipeline are scleroderma, orthopedics, urinary incontinence, and the treatment of thermal burns.

In January 2015, the FDA granted unrestricted IDE approval for a pivotal clinical trial, named the “STAR” trial, to evaluate Cytori Cell Therapy as a potential treatment for impaired hand function in scleroderma, a rare autoimmune disease affecting approximately 50,000 patients in the United States. The STAR trial is a 48 week, randomized, double blind, placebo-controlled pivotal clinical trial of 80 patients in the United States. The trial evaluates the safety and efficacy of a single administration of Cytori Cell Therapy in scleroderma patients affecting the hands and fingers. Based on our internal analysis of the clinical and commercial chances of success, we have decided that scleroderma is our most advanced clinical indication as it is a phase III pivotal study.

In the later part of 2014, we received approval by the FDA to begin a U.S. IDE pilot (phase IIa/b) trial of Cytori Cell Therapy in patients with osteoarthritis of the knee.  The trial, called ACT-OA, is a 94 patient, randomized, double-blind, placebo control study involving two dose escalations of Cytori Cell Therapy, a low dose and a high dose conducted over 48 weeks.  The randomization is 1:1:1 between the control, low dose and high dose groups. The first patient was enrolled in February 2015, and enrollment was completed in June 2015. A pre-specified partial unblinding and top-line analysis of 24 week data was completed in Q1 of 2016. The objective of the analysis was to determine whether early high level data could be useful in planning the anticipated phase III program or support ongoing R&D activities that could accelerate the overall clinical development of the technology. In the 3rd quarter of 2016, following full un-blinding of the data, the Company will be able to more fully evaluate the data including 48 week follow up, patient subset analyses, and the effect on knee cartilage as measured by magnetic resonance imaging results changes between baseline and 48 weeks.

Another therapeutic target under evaluation is stress urinary incontinence in men following radical prostatectomy, which is based on positive data reported in a peer reviewed journal. In July 2015, a Company-supported male stress urinary incontinence (SUI) trial in Japan for male prostatectomy patients (after prostate surgery) received approval to being enrolled from the Japanese Ministry of Health, Labor and Welfare. The goal of this investigator-initiated trial is to gain regulatory approval in Japan of our Cytori Cell Therapy for this indication.

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

In August and December 2014, BARDA awarded to us contract options of $14 million. The options allowed for continuation of research, regulatory, clinical, and other activities required for approval and completion of a pilot clinical trial using Cytori Cell Therapy (DCCT-10) for the treatment of thermal burns combined with radiation injury.

In August 2014, we announced the execution of a contract option with BARDA to fund the continued investigation and development of Cytori Cell Therapy for use in thermal burn injuries. The extension was valued at approximately $12.1 million. Upon investigational device exemption (IDE) approval by the FDA, we anticipate that BARDA would provide funding to cover costs associated with execution of the clinical trial, currently estimated at approximately $8.3 million, bringing the combined value to up to $20.4 million.

The execution of this option served to fund the remaining research and development activities required to enable a pilot clinical trial of Cytori Cell Therapy in thermal burn. It also served to fund approximately two years of preclinical studies in other burn-related areas that could lead to broadening of the utility of Cytori technology to burn centers and in wound healing more generally. Our contract with BARDA contains two additional options to fund a pivotal clinical trial and additional work in thermal burn complicated by radiation exposure valued at up to $45 million and $23 million, respectively.

The total award under the BARDA contract is intended to support all clinical, preclinical, regulatory, and technology development activities needed to complete the FDA approval process for use in thermal burn injury under a device-based PMA regulatory pathway.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from our Celution® System devices, consumables and StemSource® Cell Banks.

The following table summarizes the components for the years ended December 31, 2015, 2014 and 2013:

	Years ended

	2015	2014	2013

Related party	$—	$—	$1,845,000
Third party	4,838,000	4,953,000	5,277,000

Total product revenues	$4,838,000	$4,953,000	$7,122,000

A majority of our product revenue in 2015 was derived from Japan. With two new regenerative medicine laws in Japan going into effect in November 2014 that removed regulatory uncertainties and provided a clear path for us to offer Cytori Cell Therapy in Japan, we expect continued demand from researchers at academic hospitals seeking to perform investigator-initiated and funded studies.

We experienced a decrease in product revenue during the year ended December 31, 2015 as compared to the same period in 2014, primarily due to decreased revenue in Americas of $0.2 million and decreased revenue in Japan of $0.7 million, offset by increased revenues in Asia Pacific of approximately $0.8 million.  Revenue deferred in the years ended December 31, 2015, 2014, and 2013 was $0.1million, $1.4 million, and $3.6 million, respectively.

The future:  We expect to continue to generate a majority of product revenues from the sale of Celution® System devices and consumables to researchers, clinicians, and distributors in EMEA, Japan, Asia Pacific, and Americas. In Japan and EMEA, researchers will use the Celution® System to construct ongoing and new investigator-initiated and funded studies focused on, but not limited to, hand scleroderma, Crohn’ disease, peripheral artery disease, erectile dysfunction, and diabetic foot ulcer.  ECCS-50 therapy for hand scleroderma prepared with the Celution® System will be accessible to patients and physicians through a Managed Access Program that launched in EMEA in early 2016.  In the America’s, Cytori’s partner, Kerastem, will utilize the Celution® System as part of their FDA-approved STYLE trial. Overall, we expect 2016 product revenues to grow modestly as compared to 2015.

Cost of product revenues

Cost of product revenues relate primarily to Celution® System products and StemSource® Cell Banks and include material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the years ended December 31, 2015, 2014 and 2013:

	Years ended

	2015	2014	2013

Cost of product revenues	$3,107,000	$2,856,000	$3,338,000
Share-based compensation	79,000	84,000	83,000
Total cost of product revenues	$3,186,000	$2,940,000	$3,421,000
Total cost of product revenues as % of product revenues	66%	59%	48%

Cost of product revenues as a percentage of product revenues was 66%, 59% and 48% for the years ended December 31, 2015, 2014 and 2013, respectively.  Fluctuation in this percentage is to be expected due to the product mix, distributor and direct sales mix, geographic mix and allocation of overhead.  In 2015 and 2014, we also experienced the impact of the weakness of the Japanese Yen, which resulted in a decrease to our gross profit margin.

The future:  We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. In addition, in 2016, we anticipate the ability to command a premium price for ECCS-50 for the treatment of the rare disease, hand impairment due to scleroderma, as part of the EMEA Managed Access Program which may increase our gross profit margin.

Development revenues

The following table summarizes the components of our development revenues for the years ended December 31, 2015, 2014 and 2013:

	Years ended

	2015	2014	2013

Government contract (BARDA) and other	$6,821,000	$2,645,000	$3,257,000
Development (Olympus)	—	—	638,000
Development (Senko)	—	—	1,179,000

Total development revenues	$6,821,000	$2,645,000	$5,074,000

During the year ended December 31, 2015, we incurred $6.3 million in BARDA qualified expenditures, and recognized a total of $6.8 million in BARDA revenues, which included allowable fees as well as cost reimbursements. During the year ended December 31, 2014, we incurred $2.5 million in BARDA qualified expenditures, and recognized a total of $2.6 million in BARDA revenues, which included allowable fees as well as cost reimbursements.  During the year ended December 31, 2013, we incurred $3.0 million in BARDA qualified expenditures, and recognized a total of $3.3 million in BARDA revenues, which included allowable fees as well as cost reimbursements.  The increase in revenues for the year ended December 31, 2015 as compared to the same period in 2014 is primarily due to increased research and development activities aligned with the commencement of the new contract option awarded to us in late 2014. The decrease in revenues for the year ended December 31, 2014 as compared to the same period in 2013 is primarily due to the closing of the initial base period and timing of execution of the first contract option in August of 2014, as well as our outsourced animal studies which were largely completed in the second half of 2013 and the first half of 2014.

We recognize deferred revenues, related party, related to our relationships with Olympus and Senko, as development revenue when certain performance obligations are met (i.e., using a proportional performance approach). No development revenues related to our relationships with Olympus and Senko were recognized for the years ended December 31, 2015 and 2014.  During the year ended December 31, 2013, we recognized $0.6 million of revenue associated with our arrangements with Olympus as a result of the United States Court of Appeals upholding the FDA’s previous determination that our cell processing devices were not substantially equivalent to the cited predicate devices.  The recognition of revenue associated with this event reflects the completion of our efforts expended to use commercially reasonable efforts to obtain device regulatory approvals in the United States as it pertains to the 510(k) pathway.

In February 2013, we entered into a mutual termination and release agreement with Senko, whereby the Distribution Agreement and all Senko rights, licenses and privileges granted under the Distribution Agreement terminated and reverted to the Company.  As a result of this Termination Agreement, we were obligated to pay Senko $1.2 million in six quarterly installment payments of $0.2 million each through May 2014.  At the time of the Termination Agreement, we had a balance of $2.4 million in deferred revenues on our balance sheet relating to the payments received from Senko in the past pursuant to the Distribution Agreement.  At the time of the Termination Agreement, we accrued $1.2 million of the termination fee, and recognized the remaining $1.2 million in development revenues which reflects the Company’s efforts towards commercialization under the agreement.

The future:  In August 2014, BARDA exercised Option 1 of the contract, as amended in December 2014, for us to perform research, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of the Cytori Cell Therapy (DCCT-10) in thermal burn injury, amendments to the Statement of Work, and reorganization of the contract options for a total fixed fee of up to $14 million.  We expect the work associated with Option 1, as amended, to be completed by the end of 2016 and overall contract revenues to remain materially consistent with 2015.

Research and development expenses

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications as well as the continued development efforts related to our Celution® System.

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, regulatory fees, laboratory supplies, pre-clinical and clinical studies.  The following table summarizes the components of our research and development expenses for the years ended December 31, 2015, 2014 and 2013:

	Years ended

	2015	2014	2013

Research and development	$18,442,000	$14,527,000	$16,444,000
Development milestone (Joint Venture)	—	—	16,000
Stock-based compensation	558,000	578,000	605,000
Total research and development expenses	$19,000,000	$15,105,000	$17,065,000

Research and development expenses for the year ended December 31, 2015 as compared to the same period in 2014 increased primarily due to the increase in our clinical expenses of $3.5 million related to the ACT-OA and STAR clinical trials, increase in BARDA related expenses of $2.6 million, offset by a decrease in product development expenses of $1.5 million, decrease of $0.4 million in scientific affairs and decrease of $0.4 million in quality assurance.

Research and development expenses for the year ended December 31, 2014 as compared to the same period in 2013 decreased due to a decrease of $0.6 million of supplies and preclinical activity expenses related to the completion of the base period of the BARDA contract, $0.5 million in product samples due to decreased enrollment in the ATHENA trials, and $0.9 million in depreciation costs related to accelerated depreciation of equipment in 2013 due to the termination of our Joint Venture with Olympus.

The future:  We expect research and development expenditures to slightly decrease as we completed enrollment of the U.S. ACT-OA clinical trial in 2015, but continue to sponsor the U.S. STAR clinical trial, a trial for treatment of impaired hand function in scleroderma, and support two physician initiated non-U.S. trials, ADRESU, a Japanese trial for treatment of men with urinary incontinence and SCLERADEC II, a European trial for the treatment of impaired hand function in scleroderma.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion. The following table summarizes the components of our sales and marketing expenses for the years ended December 31, 2015, 2014 and 2013:

	Years ended

	2015	2014	2013

Sales and marketing	$2,552,000	$5,946,000	$8,329,000
Stock-based compensation	110,000	460,000	697,000
Total sales and marketing	$2,662,000	$6,406,000	$9,026,000

The decrease in sales and marketing expense during the year ended December 31, 2015 as compared to the same period in 2014 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $1.9 million due to a decrease in headcount, $0.5 million in travel expenses, $0.3 million in professional services expenses, $0.3 million in rent and utilities and $0.2 million in promotion and other expenses. These decreases are mostly attributable to the expense reduction initiative implemented throughout 2014 and 2015 in our Sales and Marketing organization.

The decrease in sales and marketing expense during the year ended December 31, 2014 as compared to the same period in 2013 was mainly attributed to the decrease in salary and related benefits expense (excluding share-based compensation) of $1.1 million related to a decrease in headcount of 10 full-time equivalent employees, $0.6 million of professional services expenses, $0.3 million in travel, and $0.2 million in advertising and promotion.

The future:  We expect sales and marketing expenditures to stabilize or slightly increase during 2016, associated with investments toward the EMEA Managed Access Program and commercial planning activities for hand scleroderma, knee osteoarthritis and stress urinary incontinence.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2015, 2014 and 2013:

	Years ended

	2015	2014	2013

General and administrative	$8,471,000	$13,974,000	$13,808,000
Stock-based compensation	1,294,000	1,979,000	2,223,000
Total general and administrative expenses	$9,765,000	$15,953,000	$16,031,000

For the year ended December 31, 2015 as compared to the same period in 2014, the general and administrative expenses (excluding share-based compensation) decreased primarily due to a decrease in salary and related benefits expense (excluding share-based compensation) of $1.6 million related to a decrease in headcount, $2.1 million decrease in professional services expenses, $0.4 million decrease in rent and utilities, $1.3 million decrease in bad debt expense and $0.1 million decrease in travel expenses.  These decreases are mostly attributable to the expense reduction initiative implemented throughout 2014 and 2015 throughout the organization.

For the year ended December 31, 2014 as compared to the same period in 2013, the general and administrative expenses (excluding share-based compensation) remained relatively consistent.  However, within general and administrative expenses we had a decrease in salary and related benefits expense (excluding share-based compensation) of $0.7 million related to a decrease of headcount of 13 full-time equivalent employees, partially offset by an increase in professional services (which includes legal and consulting services) of $0.7 million.

The future:  We expect general and administrative expenditures to remain consistent at current levels or slightly increase throughout 2016.

Stock-based compensation expenses

Stock-based compensation expenses include charges related to options and restricted stock awards issued to employees, directors and non-employees along with charges related to the employee stock purchases under the Employee Stock Purchase Plan (ESPP).  We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our stock-based compensation for the years ended December 31, 2015, 2014 and 2013:

	Years ended

	2015	2014	2013

Cost of product revenues	$79,000	$84,000	$83,000
Research and development related	558,000	578,000	605,000
Sales and marketing related	110,000	460,000	697,000
General and administrative related	1,294,000	1,979,000	2,223,000
Total stock-based compensation	$2,041,000	$3,101,000	$3,608,000

Most of the share-based compensation expenses for the years ended December 31, 2015, 2014 and 2013 related to the vesting of stock option and restricted stock awards to employees.  See Note 15 to the Consolidated Financial Statements included elsewhere herein for disclosure and discussion of share-based compensation.

The decrease in share-based compensation for the year ended December 31, 2015 as compared to the same period in 2014 is primarily related to a lower annual grant and due to the decline in the stock price during 2015 as compared to the same period in 2014, and its corresponding impact into the share-based compensation.

The decrease in share-based compensation for the year ended December 31, 2014 as compared to the same period in 2013 is primarily due to the decrease in headcount of 37 full-time equivalent employees, the stock price decrease experienced in 2014 and share-based compensation expense reversals due to option cancellations.

The future:  We expect to continue to grant options and stock awards to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of December 31, 2015, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $2.4 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.61 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of warrant liability for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,

	2015	2014	2013

Change in fair value of warrant liability	$(7,668,000)	$(369,000)	$(418,000)

The change in fair value of our warrant liability for the years ended December 31, 2015 and 2014 is primarily related to changes in stock price and the issuance of warrants with exercise price reset features during the October 2014, May 2015 and August 2015 equity financings.  For the year ended December 31, 2013, the balance relates to warrants issued in 2008 in connection with a private placement that expired in August 2013.

The future: We do not expect any further changes in fair value of warrant liability, as all of our outstanding warrants with exercise price reset features were settled during December 2015.

Change in fair value of option liability

The following is a table summarizing the change in fair value of option liability for the years ended December 31, 2015, 2014 and 2013:

	Years ended

	2015	2014	2013

Change in fair value of option liability	$—	$—	$(2,250,000)

Changes in fair value of our put option liability are due to changes in assumptions used in estimating the value of the Put, such as bankruptcy threshold for Cytori, fair value of the Olympus Joint Venture, volatility and others.

The Put was cancelled as a result of the Joint Venture termination agreement executed in 2013.

Financing items

The following table summarizes interest income, interest expense, and other income and expenses for the years ended December 31, 2015, 2014 and 2013:

	Years ended

	2015	2014	2013

Gain (loss) on asset disposal	$3,000	$42,000	$(257,000)
Loss on debt extinguishment	(260,000)	—	(708,000)
Interest income	9,000	6,000	4,000
Interest expense	(3,379,000)	(4,371,000)	(3,396,000)
Other income (expense), net	169,000	(608,000)	(438,000)
Gain on Puregraft divestiture	—	—	4,453,000
Gain on previously held equity interest in joint venture	—	—	4,892,000
Equity loss from investment in joint venture	—	—	(48,000)
Beneficial conversion feature for convertible preferred stock	(661,000)	(1,169,000)	—
Total	$(4,119,000)	$(6,100,000)	$4,502,000

•	In connection with the May 2015 and June 2013 Loan Agreements, losses on debt extinguishment were recorded that relate to the payoff of the prior loan obligations. See Note 11 to the Consolidated Financial Statements for further information.

•	Interest expense decreased for the year ended December 31, 2015 as compared to 2014, due to pay down and refinance of principal loan balance.

•	Interest expense increased for the year ended December 31, 2014 as compared to 2013, due to cash interest and non-cash amortization of debt and warrant costs related to our $27.0 million Term Loan executed in June 2013, and increased accretion expense related to our Joint Venture liability.

•	The changes in other income (expense) in 2015, 2014 and 2013 resulted primarily from changes in exchange rates related to transactions in foreign currency.

•	Refer to Note 5 of the Notes to Consolidated Financial Statements for discussion of gain on Puregraft divestiture.

•	Refer to Note 4 of the Notes to Consolidated Financial Statements for discussion of gain on previously held equity interest in joint venture.

•	We recorded a beneficial conversion feature of $661,000 and $1,169,000 in December of 2015 and 2014, respectively, related to the issuance of our Series A 3.6% Convertible Preferred Stock. The fair value of the common stock into which the Series A 3.6% Preferred Stock was convertible on the respective dates of issuance of the preferred stock exceeded the proceeds allocated to the Series A 3.6% Convertible Preferred Stock, resulting in a beneficial conversion feature.

The future: We expect interest expense in 2016 to decrease as we refinanced and decreased the principal of our outstanding Term Loan.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2015 and 2014:

	As of December 31,

	2015	2014

Cash and cash equivalents	$14,338,000	$14,622,000

Current assets	$21,243,000	$21,686,000
Current liabilities	8,437,000	15,917,000
Working capital	$12,806,000	$5,769,000

We incurred net losses of $18,744,000, $37,368,000 and $26,177,000 for the years ended December 31, 2015, 2014 and 2013, respectively. We have an accumulated deficit of $357,017,000 as of December 31, 2015.  Additionally, we have used net cash of $20,468,000, $30,330,000 and $34,563,000 to fund our operating activities for years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, we had $14.3 million of cash and had a Joint Venture purchase obligation of $1.8 million and our Loan and Security Agreement contains cash liquidity requirements to maintain at least $5 million of cash on hand to avoid an event of default. The combination of these facts and the balance of cash and cash equivalents at December 31, 2015 raises substantial doubt as to the Company’s ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, our ability to raise capital was adversely affected once FDA put a hold on our Athena trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  More recently, a continued downward trend in our stock price resulting from general economic and industry conditions as well as the market’s unfavorable view of our recent equity financings (which financings were priced at a discount to market and included 100% warrant coverage) and our Nasdaq listing deficiency, have made it more difficult to procure additional capital on terms reasonably acceptable to us. If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. Our efforts in 2015 to raise capital took longer than we initially anticipated. We expect to continue to utilize our cash and cash equivalents to fund operations at least through September of 2016, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lender, which requires that we maintain at least $5 million of cash on hand to avoid an event of default under the Loan and Security Agreement. We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities. Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of operating costs will not provide adequate funding for research, sales and marketing efforts, clinical and preclinical trials, and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this could negatively affect our ability to achieve corporate growth goals.

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

From January 1, 2013 to December 31, 2015, we have financed our operations primarily by:

•	In January 2013, Lazard Capital Markets, LLC (underwriter) exercised its overallotment option and as a result we sold an additional 1,053,000 shares raising approximately $3.0 million in gross proceeds before deducting underwriting discounts and commissions and other offering expenses payable by us.

•	On June 28, 2013 we entered into the Loan Agreement with Oxford Finance LLC and Silicon Valley Bank (together, the “Lenders”), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (the “Term Loan”), subject to the terms and conditions set forth in the loan agreement. The Term Loan accrues interest at a fixed rate of 9.75% per annum. In connection with the Term Loan, on June 28, 2013, we issued to the Lenders warrants to purchase up to an aggregate of 596,553 shares of our common stock at an exercise price of $2.26 per share. These warrants are immediately exercisable and will expire on June 28, 2020. In connection with the Loan Agreement, we prepaid all outstanding amounts under the prior loan agreement, at which time our obligations under the prior loan agreement immediately terminated. The net proceeds of the Term Loans, after payment of lender fees and expenses and prepaying all the outstanding amounts relating to the prior loan agreement, were approximately $7.8 million.

•	On July 30, 2013, we entered into a Sale and Exclusive License/Supply Agreement with Bimini Technologies LLC (“Bimini”), pursuant to which we sold to Bimini substantially all of the assets (other than certain retained rights and licenses) of our Puregraft® product line, a series of standalone fat transplantation products that were developed to improve the predictability of outcomes for autologous fat grafting and aesthetic body contouring. The aggregate value of the consideration paid by Bimini at the execution of the agreement was $5.0 million.

•	On October 29, 2013, we entered into a partnership with Lorem Vascular, to commercialize Cytori Cell Therapy (OICH-D3) for the cardiovascular, renal and diabetes markets, in China, Hong Kong, Malaysia, Singapore and Australia (the “License/Supply Agreement”), and a Common Stock Purchase Agreement. On January 30, 2014 we entered into the Amended and Restated License/Supply Agreement with Lorem Vascular (the “Restated Agreement”) expanding the licensed field to all uses excepting alopecia (hair loss). Under the Restated Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem is required to pay us 30% of their gross profits in China, Hong Kong and Malaysia for the term of the Restated Agreement. Cytori Cell Therapy is derived from our Celution® System, which enables access to a patient’s own adipose-derived regenerative cells (ADRCs) at the point-of-care. In addition, Lorem Vascular agreed to purchase our Celution® System and consumables under the Restated Agreement. Pursuant to the related Common Stock Purchase Agreement, we received $24.0 million in exchange for 8.0 million shares of our common stock issued to Lorem Vascular at $3.00 per share. The equity purchased was closed in two equal installments, in November 2013 and January 2014.

•	In May 2014, we and 47 holders of warrants to purchase a total of 3,156,238 shares of our common stock issued in a private offering in May 2009, agreed to extend the expiration date of the warrants from May 14, 2014 to May 14, 2015 and increase the exercise price of the warrants from $2.62 per share to $3.50 per share pursuant to an Amendment to Warrant to Purchase Common Stock. One holder of warrants did not agree to the Amendment, and their warrants, covering 38,500 shares of Common Stock, expired unexercised on May 14, 2014 in accordance with the original terms.

•	In May 2014, we entered into subscription agreements with certain institutional investors pursuant to which we sold a total of 4,048,584 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a purchase price of $2.47 per unit, in a registered direct offering. Each warrant had an exercise price of $3.00 per share, was exercisable immediately after issuance and expires five years from the date of issuance. The transaction was completed on June 4, 2014 raising approximately $10.0 million in gross proceeds before deducting any offering expenses or fees payable by us. Under the terms of our Placement Agent Agreement, we granted WBB Securities, LLC warrants to purchase 202,429 shares of common stock. The placement agent warrants have the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $3.09.

•	In September 2014, we and 13 holders of warrants dated June 4, 2014 to purchase a total of 4,032,389 shares of our common stock agreed to amend the warrants in order to reduce the exercise price from $3.00 per share to $1.00 per share and change the expiration date from June 4, 2019 to September 10, 2014. We received proceeds of approximately $4.1 million from the exercise of the warrants. In addition, pursuant to the terms of the amendment, upon each holder’s exercise of all warrants for cash prior to the amended expiration date, we issued additional warrants for the same number of common shares to the holders. The additional warrants have an exercise price of $2.00 per share, and are exercisable on the date that is six months and one day from the date of issuance and expire five years from the date of issuance. For those investors participating in the October 2014 issuance of Series A 3.6% Convertible Preferred Stock, we agreed to reduce the exercise price of 3,384,601 warrants from $2.00 per share to $0.5771 per share, conditioned upon shareholder approval which was obtained in January 2015.

•	In September 2014, we entered into a 2nd Amendment to the Loan Agreement with the Lenders pursuant to the amended Loan Agreement, under which we were provided a conditional waiver of principal payments subject to meeting certain capital raise requirements, which we achieved in October. The waiver of principal payments continues from November 1, 2014 through April 1, 2015 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments of $1.0 million, sufficient to amortize the Term Loans through the maturity date.

•	In October, 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which we sold a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of our Series A 3.6% Convertible Preferred Stock, which was convertible into shares of our common stock with a conversion price of $0.52, and warrants to purchase up to a number of shares of common stock equal to 100% of the conversion shares under the shares of preferred stock, in a registered direct offering. Each warrant had an exercise price of $0.5771 per share, was exercisable six months after the date of issuance and expires five years from the date on which it is initially exercisable. The preferred stock and the warrants were immediately separable and were issued separately. As of December 31, 2015, all units had been converted into shares of common stock.

•	On May 5, 2015, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering. The purchase and sale of the units is took place in two separate closings. At the initial closing, which took place on May 8, 2015, the Company received approximately $17.7 million in net proceeds from the sale of units. The purchase price for each unit sold at the initial closing was $0.77. Each warrant issued as part of the units at the initial closing had an initial exercise price of $1.02 per share, and was exercisable during the period commencing six months and one day after the date of issuance and expiring five years from the date on which it was initially exercisable. The second closing of the purchase and sale of the units occurred on August 27, 2015 upon satisfaction of certain conditions, including, without limitation, stockholder vote, and the Company received approximately $2.2 million in net proceeds from the sale of 7,499,993 units of the 14,999,993 units available for sale at the second closing. The purchase price for each unit sold at the second closing was $0.3263 and each warrant issued had an initial exercise price of $0.401 and expire five years from the date of issuance. As of December 31, 2015, all units had been converted into shares of common stock.

The following summarizes our contractual obligations and other commitments at December 31, 2015, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$18,789,000	$—	$14,160,000	$4,629,000	$—
Interest commitment on long-term obligations	3,684,000	1,611,000	1,980,000	93,000	—
Operating lease obligations	4,109,000	2,240,000	1,842,000	27,000	—
Minimum purchase obligation	6,163,000	1,069,000	2,147,000	2,947,000	—
Joint Venture purchase obligation*	1,750,000	1,750,000	—	—	—
Clinical research study obligations	6,739,000	6,243,000	496,000	—	—
Total	$41,234,000	$12,913,000	$20,625,000	$7,696,000	$—

* We have various payment options which could result in the acceleration or deferral of the Joint Venture purchase obligation.  See Note 4 to the Consolidated Condensed Financial Statements for discussion of our acquisition of Olympus’ interest in the Joint Venture.

Net cash used in or provided by operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	Years Ended

	2015	2014	2013

Net cash used in operating activities	$(20,468,000)	$(30,330,000)	$(34,563,000)
Net cash (used in) provided by investing activities	(613,000)	(1,343,000)	3,686,000
Net cash provided by financing activities	20,797,000	30,874,000	20,772,000

Operating activities

Operating activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, and generated $18,744,000 net loss for the year ended December 31, 2015. The operating cash impact of this loss was $20,468,000, after adjusting for non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of warrants, and changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities. Overall, our operational cash use decreased as compared to the same period in 2014, due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $9 million and an improvement in overall working capital management of $0.8 million.

Operating activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated a $37,368,000 net loss for the year ended December 31, 2014.  The operating cash impact of this loss was $30,330,000, after adjusting for non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of warrants, and changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities. Overall, our operational cash use decreased as compared to the same period in 2013, due primarily to an increase in cash collections from accounts receivable, offset by an increase in payments of accounts payable and accrued liabilities.

Operating activities, inclusive of research and development, sales and marketing, and general and administrative efforts, offset in part by product sales, generated a $26,177,000 net loss for the year ended December 31, 2013.  The operating cash impact of this loss was $34,563,000, after adjusting for non-cash share-based compensation, other adjustments for material non-cash activities, such as depreciation, amortization, change in fair value of option liabilities and warrants, gain on sale of assets and acquisition of Joint Venture, and changes in working capital due to the timing of product shipments (accounts receivable) and payment of liabilities.

Investing activities

Net cash used in investing activities for the year ended December 31, 2015 resulted in cash outflows for payment of expenditures for intellectual property of $13,000 and for purchases of property and equipment of $611,000.

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

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2015 related primarily to a sale of common stock. In May 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering.  The purchase and sale of the units is took place in two separate closings. At the initial closing, which took place on May 8, 2015, the Company received approximately $17.4 million in net proceeds from the sale of units. The purchase price for each unit sold at the initial closing was $0.77. Each warrant issued as part of the units at the initial closing has an initial exercise price of $1.02 per share, and is exercisable during the period commencing six months and one day after the date of issuance and expiring five years from the date on which it is initially exercisable. The second closing of the purchase and sale of the units occurred on August 27, 2015 upon satisfaction of certain conditions, including, without limitation, stockholder vote, and the Company received approximately $2.1 million in net proceeds from the sale of 7,499,993 units of the 14,999,993 units available for sale at the second closing. The purchase price for each unit sold at the second closing was $0.3263 and each warrant issued has an initial exercise price of $0.401 and expire five years from the date of issuance. We also received net proceeds of $7.2 million for the sale of 5.3 million shares through an “at the market offering” and proceeds of $5.0 million through warrant exercises. These proceeds were offset by cash outflows for the debt refinance and its related final payment fees, issuance costs and other loan fees as well as payments towards our Joint Venture purchase obligation.

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

Goodwill and Intangibles

Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually on November 30th. In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350 Intangibles – Goodwill and Other. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

Stock-based compensation

The estimated fair value of stock-based awards exchanged for employee and non-employee director services are expensed over the requisite service period and over the period during which the employee and non-employee director is required to provide service in exchange for the award.  For purposes of calculating stock-based compensation, we estimate the fair value of stock options and shares issued under the Employee Stock Purchase Plan using a Black-Scholes option-pricing model.  The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.  The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected term of the stock options.  The expected life of the stock options is based on historical and other economic data trended into the future.  The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our stock options.  The dividend yield assumption is based on our history and expectation of no dividend payouts.  The fair value of restricted stock agreements granted is based on the market price of our common stock on the day of the grant.

Warrant Liability

Warrants issued in connection with our preferred stock offering and the May 2015 offering as well as our Letter Agreement with the Lenders do not trade in an active securities market, and as such, we estimate the fair value of these warrants using Black Scholes or Monte Carlo option pricing models.  Following the authoritative accounting guidance, warrants with variable exercise price reset features are accounted for as liabilities, with changes in the fair value included in operating expenses. If there is a modification to the warrants, the Company estimates the fair value of the warrants immediately before and after the modification using an option pricing model, with changes in the fair value included in operating expenses.

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

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the year ended December 31, 2015, a hypothetical 10% adverse change in the Euro or Yen against the U.S. dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

We have audited the accompanying consolidated balance sheets of Cytori Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the accompanying schedule of valuation and qualifying accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company’s recurring losses from operations and liquidity position raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cytori Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
San Diego, California
March 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cytori Therapeutics, Inc:

We have audited Cytori Therapeutics, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cytori Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cytori Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytori Therapeutics, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Diego, California
March 11, 2016

CYTORI THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$14,338,000	$14,622,000
Accounts receivable, net of reserves of $797,000 and of $1,523,000 in 2015 and 2014, respectively	1,052,000	1,243,000
Inventories, net	4,298,000	4,829,000
Other current assets	1,555,000	992,000

Total current assets	21,243,000	21,686,000

Property and equipment, net	1,631,000	1,583,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	1,521,000	1,763,000
Intangibles, net	9,031,000	9,415,000
Goodwill	3,922,000	3,922,000

Total assets	$37,698,000	$38,719,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,687,000	$5,546,000
Current portion of long-term obligations, net of discount	—	7,363,000
Joint Venture purchase obligation	1,750,000	3,008,000

Total current liabilities	8,437,000	15,917,000

Warrant liability	—	9,793,000
Deferred revenues	105,000	112,000
Long-term deferred rent	269,000	558,000
Long-term obligations, net of discount, less current portion	16,681,000	18,041,000

Total liabilities	25,492,000	44,421,000

Commitments and contingencies
Stockholders’ equity:
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued and no shares outstanding in 2015; 13,500 shares issued and 5,311 outstanding in 2014	—	—
Common stock, $0.001 par value; 290,000,000 shares authorized; 195,058,395 and 99,348,377 shares issued and outstanding in 2015 and 2014, respectively	195,000	99,000
Additional paid-in capital	368,032,000	331,772,000
Accumulated other comprehensive income	996,000	700,000
Accumulated deficit	(357,017,000)	(338,273,000)

Total stockholders’ equity (deficit)	12,206,000	(5,702,000)

Total liabilities and stockholders’ equity (deficit)	$37,698,000	$38,719,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2015	2014	2013
Product revenues:
Related party	$—	$—	$1,845,000
Third party	4,838,000	4,953,000	5,277,000
	4,838,000	4,953,000	7,122,000

Cost of product revenues	3,186,000	2,940,000	3,421,000

Gross profit	1,652,000	2,013,000	3,701,000

Development revenues:
Development, related party	—	—	638,000
Development	—	—	1,179,000
Government contracts and other	6,821,000	2,645,000	3,257,000

	6,821,000	2,645,000	5,074,000
Operating expenses:
Research and development	19,000,000	15,105,000	17,065,000
Sales and marketing	2,662,000	6,406,000	9,026,000
General and administrative	9,765,000	15,953,000	16,031,000
Change in fair value of warrants	(7,668,000)	(369,000)	(418,000)
Change in fair value of option liability	—	—	(2,250,000)

Total operating expenses	23,759,000	37,095,000	39,454,000

Operating loss	(15,286,000)	(32,437,000)	(30,679,000)

Other income (expense):
Gain (loss) on asset disposal	3,000	42,000	(257,000)
Loss on debt extinguishment	(260,000)	—	(708,000)
Interest income	9,000	6,000	4,000
Interest expense	(3,379,000)	(4,371,000)	(3,396,000)
Other income (expense), net	169,000	(608,000)	(438,000)
Gain on Puregraft divestiture	—	—	4,453,000
Gain on previously held equity interest in joint venture	—	—	4,892,000
Equity loss from investment in joint venture	—	—	(48,000)

Total other income (expense)	(3,458,000)	(4,931,000)	4,502,000

Net loss	(18,744,000)	(37,368,000)	(26,177,000)
Beneficial conversion feature for convertible preferred stock	(661,000)	(1,169,000)	—
Net loss allocable to common stockholders	(19,405,000)	(38,537,000)	(26,177,000)

Basic and diluted net loss per share allocable to common stockholders	$(0.14)	$(0.48)	$(0.39)

Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	140,797,316	80,830,698	67,781,364

Comprehensive loss:
Net loss	$(18,744,000)	$(37,368,000)	$(26,177,000)
Other comprehensive income – foreign currency translation adjustments	296,000	444,000	256,000
Comprehensive loss	$(18,448,000)	$(36,924,000)	$(25,921,000)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	—	—	65,914,050	$66,000	$281,117,000	$(274,728,000)	—	$6,455,000
Stock-based compensation expense	—	—	—	—	$3,608,000	—	—	$3,608,000
Issuance of common stock under stock option plan and employee stock purchase plan	—	—	338,325	—	$225,000	—	—	$225,000
Sale of common stock, net	—	—	5,053,000	$5,000	$17,811,000	—	—	$17,816,000
Allocation of fair value for debt-related warrants	—	—	—	—	$949,000	—	—	$949,000
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	$256,000	$256,000
Net loss for the year ended December 31, 2013	—	—	—	—	—	$(26,177,000)	—	$(26,177,000)
Balance at December 31, 2013	—	—	71,305,375	$71,000	$303,710,000	$(300,905,000)	$256,000	$3,132,000
Stock-based compensation expense	—	—	—	—	$3,101,000	—	—	$3,101,000
Issuance of common stock under stock option plan and employee stock purchase plan	—	—	204,288	—	$92,000	—	—	$92,000
Sale of common stock, net	—	—	8,048,584	$8,000	$18,582,000	—	—	$18,590,000
Issuance of Series A 3.6% Convertible Preferred Stock, net	13,500	—	—	—	$2,235,000	—	—	$2,235,000
Conversion of Series A 3.6% Convertible Preferred Stock into common stock	(8,189)	—	15,747,397	$16,000	—	—	—	$16,000
Issuance of common stock under stock warrant agreement	—	—	4,042,733	$4,000	$4,052,000	—	—	$4,056,000
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	$444,000	$444,000
Net loss for the year ended December 31, 2014	—	—	—	—	—	$(37,368,000)	—	$(37,368,000)
Balance at December 31, 2014	5,311	—	99,348,377	$99,000	$331,772,000	$(338,273,000)	$700,000	$(5,702,000)
Stock-based compensation expense	—	—	—	—	$2,041,000	—	—	$2,041,000
Issuance of common stock under stock option plan and employee stock purchase plan			231,558	—	27,000			$27,000
Conversion of Series A 3.6% Convertible Preferred Stock into common stock	(5,311)	—	10,214,143	$10,000	$(12,000)	—	—	$(2,000)
Issuance of common stock under stock warrant agreement, net	—	—	46,853,649	$47,000	$22,766,000	—	—	$22,813,000
Sale of common stock, net	—	—	38,410,668	$39,000	$10,662,000	—	—	$10,701,000
Allocation of fair value for debt-related warrants	—	—	—	—	$776,000	—	—	$776,000
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	$296,000	$296,000
Net loss for the year ended December 31, 2015	—	—	—	—	—	$(18,744,000)	—	$(18,744,000)
Balance at December 31, 2015	—	—	195,058,395	$195,000	$368,032,000	$(357,017,000)	$996,000	$12,206,000

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(18,744,000)	$(37,368,000)	$(26,177,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,093,000	779,000	1,630,000
Amortization of deferred financing costs and debt discount	979,000	1,220,000	893,000
Joint venture acquisition obligation accretion	365,000	579,000	204,000
Provision for doubtful accounts	(105,000)	1,084,000	1,141,000
Provision for expired enzymes	—	313,000	—
Change in fair value of warrants	(7,668,000)	(369,000)	(418,000)
Change in fair value of option liability	—	—	(2,250,000)
Stock-based compensation	2,041,000	3,101,000	3,608,000
Equity loss from investment in joint venture	—	—	48,000
Gain (loss) on asset disposal	8,000	(33,000)	257,000
Gain on previously held equity interest in Joint Venture	—	—	(4,892,000)
Gain on sale of assets	—	—	(4,453,000)
Loss on debt extinguishment	260,000	—	708,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	328,000	2,057,000	(1,209,000)
Inventories	490,000	(815,000)	(459,000)
Other current assets	(637,000)	510,000	(24,000)
Other assets	363,000	11,000	(854,000)
Accounts payable and accrued expenses	1,045,000	(1,147,000)	(409,000)
Deferred revenues, related party	—	—	(638,000)
Deferred revenues	3,000	(100,000)	(1,223,000)
Long-term deferred rent	(289,000)	(152,000)	(46,000)

Net cash used in operating activities	(20,468,000)	(30,330,000)	(34,563,000)

Cash flows from investing activities:
Purchases of property and equipment	(611,000)	(764,000)	(519,000)
Expenditures for intellectual property	(13,000)	(255,000)	—
Proceeds from sale of assets	11,000	76,000	5,000,000
License agreement termination fee	—	(400,000)	(800,000)
Cash acquired in purchase of joint venture	—	—	5,000

Net cash (used in) provided by investing activities	(613,000)	(1,343,000)	3,686,000

Cash flows from financing activities:
Principal payments on long-term debt obligations	(25,032,000)	(1,962,000)	(22,304,000)
Proceeds from long-term obligations	17,700,000	—	27,000,000
Debt issuance costs and loan fees	(1,854,000)	—	(1,744,000)
Joint venture purchase payments	(1,623,000)	(2,262,000)	(221,000)
Proceeds from exercise of employee stock options and warrants and stock purchase plan	4,997,000	4,151,000	225,000
Proceeds from issuance of common stock	29,054,000	19,001,000	18,000,000
Proceeds from issuance of preferred stock	—	13,500,000	—
Costs from sale of common stock	(2,370,000)	(425,000)	(184,000)
Costs from sale of preferred stock	—	(1,129,000)	—
Dividends paid on preferred stock	(75,000)	—	—

Net cash provided by financing activities	20,797,000	30,874,000	20,772,000

Effect of exchange rate changes on cash and cash equivalents	—	(85,000)	(106,000)

Net decrease in cash and cash equivalents	(284,000)	(884,000)	(10,211,000)

Cash and cash equivalents at beginning of year	14,622,000	15,506,000	25,717,000

Cash and cash equivalents at end of year	$14,338,000	$14,622,000	$15,506,000

	For the Years Ended December 31,
	2015	2014	2013

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,994,000	$2,588,000	$2,252,000
Final payment fee on long-term debt	1,839,000	—	1,078,000

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$10,000	$16,000	$—
Declared dividend related to preferred stock	3,000	72,000	—
Fair value of warrants allocated to additional paid-in capital	776,000	—	949,000
Fair value of intangible assets acquired	—	—	9,394,000
Fair value of tangible assets acquired	—	—	260,000
Joint venture purchase obligation	—	—	4,709,000
Fair value of previously held equity interest at acquisition date	—	—	4,928,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1.	Organization and Operations

The Company

Cytori Therapeutics (NASDAQ: CYTX) develops cell therapies uniquely formulated and optimized for specific diseases and medical conditions with a primary focus on impaired hand function in scleroderma, in addition to our other pipeline areas, such as osteoarthritis of the knee, stress urinary incontinence, and full thickness thermal burns including those complicated by radiation exposure, and chronic heart failure.

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

Capital Availability

We incurred net losses of $18.7 million, $37.4 million and $26.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. We have an accumulated deficit of $357.0 million as of December 31, 2015.  Additionally, we have used net cash of $20.5 million, $30.3 million and $34.6 million to fund our operating activities for years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, we had $14.3 million of cash and had a Joint Venture purchase obligation of $1.8 million and our Loan and Security Agreement contains cash liquidity requirements to maintain at least $5 million of cash on hand to avoid an event of default. The combination of these facts and the balance of cash and cash equivalents at December 31, 2015 raises substantial doubt as to the Company’s ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, our ability to raise capital was adversely affected once FDA put a hold on our Athena trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  More recently, a continued downward trend in our stock price resulting from general economic and industry conditions as well as the market’s unfavorable view of our recent equity financings (which financings were priced at a discount to market and included 100% warrant coverage) and our Nasdaq listing deficiency, have made it more difficult to procure additional capital on terms reasonably acceptable to us. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. If we are unsuccessful in our efforts to raise outside capital in the near term, we will be required to significantly reduce our research, development, and administrative operations, including reduction of our employee base, in order to offset the lack of available funding.

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. Our efforts in 2014 to raise capital took longer than we initially anticipated. We expect to continue to utilize our cash and cash equivalents to fund operations at least through September of 2015, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lender, which requires that we maintain at least $5 million of cash on hand to avoid an event of default under the Loan and Security Agreement. We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities. Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of operating costs will not provide adequate funding for research, sales and marketing efforts, clinical and preclinical trials, and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this could negatively affect our ability to achieve corporate growth goals.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Our most significant estimates and critical accounting policies involve recognizing revenue, estimating useful lives of long-lived assets, valuing warrants, determining the assumptions used in measuring share-based compensation expense and valuing allowances for doubtful accounts, and inventories.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There is no investment recorded as of December 31, 2015. Investments with original maturities of three months or less that were included with and classified as cash and cash equivalents totaled $14,338,000 and $8,144,000 as of December 31, 2015 and 2014, respectively.  We maintain our cash at insured financial institutions.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company periodically assesses the collectability of accounts receivable considering factors such as specific evaluation of collectability, historical collection experience, the age of accounts receivable and other currently available evidence of the collectability, and records an allowance for doubtful accounts for the estimated uncollectible amount. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Goodwill and Intangibles

Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually during the fourth quarter. First the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.  We completed this assessment as of November 30, 2015, and concluded that no impairment existed.

Separable intangible assets that have finite useful lives continue to be amortized over their respective useful lives.

As part of the May 2013 acquisition of the Joint Venture (see Note 4), we acquired intangible assets which consisted primarily of contractual license rights that had previously enabled the Joint Venture to conduct development and manufacturing activities pertaining to certain aspects of Cytori’s Celution ® technology.  The useful life of the identifiable intangible assets was estimated based on the assumed future economic benefit expected to be received from the assets. The technology was valued at $9,394,000 and is being amortized over a useful life of seven years, commensurate with the expected cash flows. We have amortized $397,000 and $166,000 as of December 31, 2015 and 2014, respectively. The estimated aggregate amortization expense will be $782,000 for 2016, $1,539,000 for 2017, $2,415,000 for 2018 and $3,864,000 thereafter.

The changes in the carrying amounts of other indefinite and finite-life intangible assets and goodwill for the years ended December 31, 2015 and 2014 are as follows:

December 31, 2015
Other intangibles, net:
Beginning balance	$9,415,000
Increase	13,000
Amortization	(397,000)
Ending balance	9,031,000

Goodwill, net:
Beginning balance	3,922,000
Increase (decrease)	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$12,953,000

December 31, 2014
Other intangibles, net:
Beginning balance	$9,345,000
Acquisition of JV Intangible	255,000
Amortization	(185,000)
Ending balance	9,415,000

Goodwill, net:
Beginning balance	3,922,000
Increase (decrease)	—
Ending balance	3,922,000

Total goodwill and other intangibles, net	$13,337,000

Warrant Liability

In connection with the October 2014 Securities Purchase Agreement, the Company issued common stock purchase warrants (the “October Warrants”) to certain institutional investors with certain exercise price reset features.  Each warrant has an initial exercise price of $0.5771 per share, is exercisable six months and one day after the date of issuance and expires five years from the date on which it is initially exercisable. Pursuant to the second closing of the May 2015 Securities Purchase Agreement, the exercise price of these warrants was reset to $0.3263. The initial fair value of the liability associated with these warrants was $10.0 million and it decreased to $9.8 million as of December 31, 2014. The fair value of the October Warrants was $3.3 million as of December 17, 2015 on or before December 31, 2015 when these warrants were cashless exercised by all holders.

In May 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering. The May 2015 Securities Purchase Agreement contemplated two closings, the first of which occurred on May 8, 2015, the second of which occurred upon satisfaction of certain conditions precedent, including, but not limited to, receipt of required stockholder approval, on August 27, 2015.  Each warrant issued at the initial closing (the “May 2015 Warrants”) has an initial exercise price of $1.02 per share, is exercisable six months and one day after the date of issuance and expires five years from the date on which it is initially exercisable. Each warrant issued at the second closing (the “August 2015 Warrants”) has an initial exercise price of $0.401 per share, and expires five years from the date of issuance. The initial fair value of the liability associated with the May 2015 Warrants was $14.3 million and it decreased to $5.0 million as of December 17, 2015, on or before such time these warrants were cashless exercised by all holders. The initial fair value of the liability associated with the August 2015 Warrants was $1.6 million, and it decreased to $1.5 million as of December 17, 2015, on or before such time these warrants were cashless exercised by all holders.

On December 17, 2015, the “Company” and the holders of October 2014 warrants agreed to amend the October 2014 Warrants pursuant to an Amendment to Common Stock Purchase Warrant (the “2014 Amendment”). Also on December 17, 2015, the Company and the holders of the May 2015 Warrants and the August 2015 Warrants (collectively the “2015 Warrants”) agreed to amend the 2015 Warrants pursuant to an Amendment to Series A-1 Warrant to Purchase Common Stock and Amendment to Series A-2 Warrant to Purchase Common Stock, respectively (the “2015 Amendment” and, together with the 2014 Amendment, the “Warrant Amendments”). The Warrant Amendments provide that the holders may exercise their warrants on a “cashless exercise” basis in whole on or prior to December 31, 2015, whereby each exercising holder of the amended 2015 Warrants would receive 0.75 shares for each warrants share exercised and each exercising holder of the amended 2014 Warrants would 0.69 shares for each warrant share exercised. In addition, the Warrant Amendments removed certain provisions which provided that the exercise price of the Warrants would be reset in the event of certain equity issuances by the Company for a price below the exercise price of the Warrants as of the time of such issuance. All 2014 Warrants and all 2015 Warrants were cashless exercised on or before December 31, 2015.

The warrants were not traded in an active securities market and, as such, the estimated the fair value as of December 31, 2015 and December 31, 2014 was determined by using an option pricing model (Monte Carlo) with the following assumptions:

As of December 31, 2014
October 2014 Warrants
Expected term	5.3 years
Common stock market price	$0.49
Risk-free interest rate	1.65%
Expected volatility	90.00%
Resulting fair value (per warrant)	$0.38

Expected volatility was determined based on both historical and implied volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term of the warrants while implied volatility was computed using publicly traded options of Cytori as well as Cytori’s peer companies. The expected life was based on the remaining contractual term of the warrants. The risk-free interest rate is the U.S. Treasury bond rate as of the valuation date.  The fair value of these warrants also incorporated our assumptions about future equity issuances and their impact to the down-round protection feature.

Fluctuations in the fair value of the warrants were impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and its impact to the down-round protection feature. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement. The main drivers for the change in the fair value of warrants throughout 2015 were the issuance of new warrants, exercise of issued warrants and changes in our stock price.

Refer to Note 6 of the Notes to Consolidated Financial Statements for a discussion of the change in our Level 3 warrant liability value.

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

For all sales, we use a binding purchase order or a signed agreement as evidence of an arrangement.  If the other revenue recognition criteria are met, revenue for these product sales is recognized upon delivery to the customer as all risks and rewards of ownership have been substantively transferred to the customer at that point.  For sales to customers who arrange for and manage the shipping process, we recognize revenue upon shipment from our facilities. Shipping and handling costs that are billed to our customers are classified as revenue.  The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent use or resale of our products. For sales where all revenue recognition criteria are not met, revenue is deferred and related inventory remains on our books.

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

Concentration of Significant Customers & Geographical Sales

For the year ended December 31, 2015, our sales were concentrated with respect to one distributor and four direct customers, which comprised 63% of our product revenue recognized.  Two direct customers accounted for 73% of total outstanding accounts receivable (excluding receivables from Biomedical Advanced Research and Development Authority (BARDA)) as of December 31, 2015.

For the year ended December 31, 2014, our sales were concentrated with respect to three distributors and one direct customer, which comprised 52% of our product revenue recognized.  Three distributors accounted for 92% of total outstanding accounts receivable (excluding receivables from BARDA) as of December 31, 2014.

For the year ended December 31, 2013, our sales were concentrated with respect to one distributor, which comprised 26% of our product revenue recognized.  Two distributors and one direct customer accounted for 55% of total outstanding accounts receivable as of December 31, 2013.

Product revenues, classified by geographic location, are as follows:

	Years ended

	2015		2014		2013
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total

Americas	$982,000	20%	$1,224,000	25%	$1,152,000	16%
Japan	2,394,000	50%	3,068,000	62%	1,450,000	21%
Europe	675,000	14%	649,000	13%	1,948,000	27%
Asia Pacific	787,000	16%	12,000	0%	2,572,000	36%
Total product revenues	$4,838,000	100%	$4,953,000	100%	$7,122,000	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with both commercial enterprises, such as Olympus and Senko, and governmental agencies like the U.S. Department of Health and Human Service’s BARDA.  Revenue earned under development agreements with commercial enterprises is classified as development revenues.  Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our consolidated statements of operations.

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

$6,345,000, $2,461,000, and $3,053,000 qualified expenses were incurred for the years ended December 31, 2015, 2014 and 2013, related to our government contract with BARDA.

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

Stock Based Compensation

We recognize the fair value of all share-based payment awards in our statements of operations over the requisite vesting period of each award and over the period during which the employee and non-employee director is required to provide service in exchange for the award. We estimate the fair value of these options using the Black-Scholes option pricing model using assumptions for expected volatility, expected term, and risk-free interest rate.  Expected volatility is based primarily on historical volatility and is computed using daily pricing observations for recent periods that correspond to the expected term of the options. The expected life is based on the expected term of the options. The risk-free interest rate is the interest rate for treasury instruments with maturities that approximate the expected term.

Segment Information

For the years ended December 31, 2015, 2014 and 2013, all of our financial results relate to cell therapy, therefore we report our results as a single segment.

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock and warrants, from the calculation of diluted loss per share allocable to common stockholders for the years ended December 31, 2015, 2014 and 2013, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 12.3 million, 43.7 million and 17.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) jointly issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30). The standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability. The effective date of ASU 2015-03 is for reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of ASU 2015-03 on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory (Topic 330). The standard requires companies to measure inventory (excluding inventory measured using LIFO and retail inventory methods) at the lower of cost or net realizable value. The effective date of ASU 2015-11 is for reporting periods beginning after December 15, 2016. There is not expected to be a material impact of ASU 2015-11 on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The effective date of ASU 2015-17 is for reporting periods beginning after December 15, 2016. The ASU 2015-17 has been early adopted on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new topic supersedes Topic 840, Leases, and increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosures of key information about leasing arrangements. The effective date of ASU 2016-02 is for reporting periods beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements.

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

Lorem Vascular initially purchased approximately $1.8 million in Celution® devices and consumables in December 2013. In addition to this purchase, upon achieving regulatory clearance from the Chinese Food and Drug Administration (“CFDA”), Cytori’s license agreement with Lorem Vascular obligates Lorem Vascular to purchase an opening order of 23 Celution Systems and 1,100 Celution Consumable Sets. Class I regulatory clearance was granted in April 2015.  As of December 31, 2015, Lorem Vascular has partially satisfied this purchase order.

4.	Transactions with Olympus Corporation

Acquisition of Olympus’ Interest in the Joint Venture

On May 8, 2013, Cytori and Olympus agreed to terminate a Joint Venture pursuant to a Termination Agreement, and Cytori acquired the remaining 50% equity interest in the Joint Venture from Olympus. For valuation purposes, Cytori determined the acquisition date (the date on which Cytori effectively gained full control of the equity interest previously held by Olympus) to be May 27, 2013.  The remeasurement of the previously held equity interest at the acquisition date resulted in a net gain of $4,892,000 that was recorded in the accompanying Consolidated Statements of Operations.

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

Under the original Agreement, we were required to pay Olympus a total purchase price of $6 million within two years of the date of the Agreement.  The Amendment amends the payment terms of the Agreement to extend the period for payment of the remaining balance of the $6 million, or $3.2 million, with the balance of the purchase price bearing an interest rate of 6% per annum.  Pursuant to the Amendment, we paid $1 million on May 8, 2015 and $0.5 million on September 30, 2015 and paid $0.5 million in early January 2016, and expect to pay $0.5 million of principal on or prior to March 31, 2016, and the remaining $0.7 million of principal and accrued interest on or prior to May 8, 2016.  We may prepay the remaining principal and accrued interest at any time without penalty.

In accordance with the terms of the Agreement, if we fail to pay the full balance of any installment payment, we will be required to pay Olympus the extended purchase price of a total of $16 million on or prior to March 1, 2020, with any principal payments previously paid applied towards the extended purchase price.

5.	Sale and Exclusive License/Supply Agreement with Bimini Technologies

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

As of December 31, 2015, the Company did not have any assets or liabilities measured at fair value. The following table provides a summary of the recognized assets and liabilities that we measure at fair value on a recurring basis as of December 31, 2014:

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

The following table summarizes the change in our Level 3 warrant liability value:

Warrant liability	December 31, 2015	December 31, 2014

Beginning balance	$9,793,000	$—
Additions to warrant liability	15,979,000	10,162,000
Exercised warrants	(18,104,000)	—
Change in fair value	(7,668,000)	(369,000)
Ending balance	$—	$9,793,000

7.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at December 31, 2015 and 2014 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At December 31, 2015 and 2014, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	December 31, 2015		December 31, 2014

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$16,844,000	$16,681,000	$25,206,000	$25,373,000

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs, primarily the effective interest rate, to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

Carrying value is net of debt discount of $2,108,000 and $1,459,000 as of December 31, 2015 and 2014, respectively. The amortization of deferred financing cost and debt discount totaled $979,000, $1,220,000 and $893,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

9.	Composition of Certain Financial Statement Captions

Inventories, net

As of December 31, 2015 and 2014, inventories, net, were comprised of the following:

	December 31,
	2015	2014

Raw materials	$1,009,000	$1,715,000
Work in process	816,000	1,301,000
Finished goods	2,473,000	1,813,000
	$4,298,000	$4,829,000

Other Current Assets

As of December 31, 2015 and 2014, other current assets were comprised of the following:

	December 31,
	2015	2014

Prepaid insurance	$300,000	$200,000
Prepaid supplies and other, current	995,000	675,000
Other receivables	260,000	117,000
	$1,555,000	$992,000

Property and Equipment, net

As of December 31, 2015 and 2014, property and equipment, net, were comprised of the following:

	December 31,
	2015	2014

Manufacturing and development equipment	$5,464,000	$5,674,000
Office and computer equipment	1,939,000	2,006,000
Leasehold improvements	3,391,000	3,271,000
	10,794,000	10,951,000
Less accumulated depreciation and amortization	(9,163,000)	(9,368,000)
	$1,631,000	$1,583,000

Depreciation and amortization expenses totaled $696,000, $594,000 and $1,581,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Other Assets

As of December 31, 2015 and 2014, other assets were comprised of the following:

	December 31,
	2015	2014

Deposits	$525,000	$540,000
Prepaid supplies, long-term	996,000	1,223,000
	$1,521,000	$1,763,000

Accounts Payable and Accrued Expenses

As of December 31, 2015 and 2014, accounts payable and accrued expenses were comprised of the following:

	December 31,
	2015	2014

Accrued legal fees	$372,000	$544,000
Accrued R&D studies	1,117,000	273,000
Accounts payable	1,009,000	949,000
Accrued vacation	573,000	577,000
Accrued payroll and bonus	1,058,000	876,000
Accrued expenses	2,022,000	2,006,000
Deferred rent	221,000	191,000
Accrued accounting fees	315,000	130,000
	$6,687,000	$5,546,000

10.	Commitments and Contingencies

We have contractual obligations to make payments on leases of office and manufacturing space as follows:

Years Ending December 31,	Operating Leases

2016	$2,240,000
2017	1,789,000
2018	53,000
2019	27,000
Total	$4,109,000

Rent expense, which includes common area maintenance, for the years ended December 31, 2015, 2014 and 2013 was $2,455,000, $3,332,000 and $3,458,000, respectively.

We have entered into minimum purchase agreement with Roche Diagnostics Corporation, and the obligations to make payments on products as follows:

Years Ending December 31,	Minimum Purchase Obligation

2016	$1,069,000
2017	1,074,000
2018	1,074,000
2019	1,473,000
2020	1,473,000
Total	$6,163,000

We have entered into agreements with various research organizations for clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, enrolling patients, recruiting patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements was estimated based on current schedules of clinical studies in progress.  As of December 31, 2015, we have clinical research study obligations of $6,739,000, $6,243,000 of which are expected to be complete within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

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

On June 28, 2013 we entered into a Loan and Security Agreement (the “2013 Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank (together, the Lenders), pursuant to which the Lenders funded an aggregate principal amount of $27.0 million (Term Loan), subject to the terms and conditions set forth in the 2013 Loan Agreement.  The Term Loan accrues interest at a fixed rate of 9.75% per annum.  Pursuant to the 2013 Loan Agreement, we are required to make interest only payments through July 1, 2014 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through July 1, 2017, the maturity date.  At maturity of the Term Loan, or the earlier repayment in full following a voluntary prepayment or upon acceleration, the Company is required to make a final payment fee in an aggregate amount equal to $1,795,000.  In connection with the Term Loan, on June 28, 2013, we issued to the Lenders warrants to purchase up to an aggregate of 596,553 shares of our common stock at an exercise price of $2.26 per share.  These warrants are immediately exercisable and will expire on June 28, 2020.

In connection with the funding of the 2013 Loan Agreement, we prepaid all outstanding amounts under the prior loan agreement, at which time the Company’s obligations under the prior loan agreement immediately terminated.  The Company paid to the prior agent and the prior lenders approximately $18,866,000, consisting of the then outstanding principal balance due of approximately $17,325,000, accrued but unpaid interest of approximately $119,000, a final payment fee (net of fees waived or refunded by the Lenders under the new loan agreement) of approximately $1,078,000, a prepayment fee (net of fees waived or refunded by the Lenders under the new loan agreement) of approximately $312,000 and other customary lender fees and expenses.

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

On September 19, 2014, we entered into a Letter Agreement with the Lenders pursuant to which the Lenders waived financial covenant compliance pursuant to the 2013 Loan Agreement through October 31, 2014. The 2013 Loan Agreement requires the Company to maintain certain minimum cash balances at all times during the term of the 2013 Loan Agreement. In exchange for the above waiver, the Company agreed to re-price all 596,553 outstanding warrants issued by the Company to Oxford Finance LLC and Silicon Valley Bank pursuant to the 2013 Loan Agreement, with an exercise price per share equal to the lower of (i) the closing price per share of the Company’s common stock on September 30, 2014, or (ii) the average closing price per share of the Company’s common stock for October 1, 2 and 3, 2014.

On September 29, 2014 we entered into a 2nd Amendment to the 2013 Loan Agreement with the Lenders Pursuant to the amended 2013 Loan Agreement, and we were provided a conditional waiver of principal payments subject to meeting certain capital raise requirements, which we achieved in October. The waiver of principal payments continued through April 1, 2015 and we were then required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through the maturity date.

On May 29, 2015, we entered into the Loan and Security Agreement (“Loan Agreement”) with Oxford Finance LLC (“Oxford” or “Lender”), pursuant to which the Lender funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the loan agreement. The Term Loan accrues interest at a floating rate of 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan Agreement, we are required to make interest only payments through June 1, 2016 and thereafter we are required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term loan through June 1, 2019, the maturity date. On February 23, 2016, Cytori received an acknowledgement and agreement from Oxford related to the positive data on Cytori US ACT-OA clinical trial. As a result, pursuant to the Loan Agreement, the period for which the Company is required to make interest-only payment was extended from July 1, 2016 to January 1, 2017. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment fee in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to the Lender warrants to purchase an aggregate of 1,416,618 shares of our common stock at an exercise price of $0.69 per share. These warrants are exercisable on or after November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified.

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

Additional details relating to the outstanding Term Loan as of December 31, 2015 and 2014 are presented in the following table:

Year ended December 31, 2015
Origination Date	Original Loan Amount	Interest Rate**	Current Monthly Payment*	Original Term	Remaining Principal (Face Value)
May 2015	$17,700,000	8.95%	$136,413	48 Months	$17,700,000

Year ended December 31, 2014
Origination Date	Original Loan Amount	Interest Rate	Current Monthly Payment*	Original Term	Remaining Principal (Face Value)
June 2013	$27,000,000	9.75%	$203,434	48 Months	$25,038,125

*	Current monthly payment is inclusive of interest only
**	3 month LIBOR rate with a floor of 1% plus 7.95%

As of December 31, 2015, the future contractual principal and final fee payments on all of our debt and capital lease obligations are as follows:

Years Ending December 31,

2016	$—
2017	7,080,000
2018	7,080,000
2019	4,629,000
Total	$18,789,000

Reconciliation of Face Value to Book Value as of December 31, 2015

Total debt and lease obligations, including final payment fee (Face Value)	$18,789,000
Less: Debt discount	(2,108,000)
Long-term obligation	$16,681,000

Our interest expense for the years ended December 31, 2015, 2014 and 2013 was $3,379,000, $4,371,000 and $3,396,000, respectively.  Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $979,000, $1,220,000 and $893,000, respectively, related to the amortization of the debt discount and capitalized loan fees.

12.	Income Taxes

Due to our net losses for the years ended December 31, 2015, 2014 and 2013, and since we have recorded a full valuation allowance against deferred tax assets, there was no provision or benefit for income taxes recorded. There were no components of current or deferred federal or state income tax provisions for the years ended December 31, 2015, 2014 and 2013.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Income tax expense (benefit) at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
Income tax expense (benefit) at state statutory rate	(4.40)%	(3.52)%	(3.54)%
Gain on previously held equity interest in joint venture	0.00%	0.00%	(7.02)%
Mark to market permanent adjustment	(13.91)%	(0.37)%	(2.15)%
Change in valuation allowance	(7.45)%	27.12%	80.13%
Change in state rate	(0.09)%	0.02%	(1.01)%
Permanent interest adjustments	6.25%	4.17%	0.00%
Stock compensation	20.43%	0.00%	0.00%
Transfer pricing	18.49%	0.00%	0.00%
Debt refinance permanent adjustment	0.00%	3.92%	0.00%
Acquired NOL’s/Intangibles from joint venture	0.00%	0.00%	(33.40)%
Research credit	(2.37)%	(0.74)%	(3.75)%
Foreign rate differential	0.69%	0.00%	2.48%
NOLs expiring and adjustments to NOL	13.92%	0.00%	0.00%
Other, net	2.44%	3.40%	2.26%
	0.00%	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Allowances and reserves	$673,000	$825,000
Accrued expenses	951,000	502,000
Deferred revenue and gain-on-sale	39,000	32,000
Stock based compensation	4,547,000	7,786,000
Net operating loss carryforwards	119,000,000	117,258,000
Income tax credit carryforwards	7,437,000	6,993,000
Property and equipment, principally due to differences in depreciation	683,000	926,000
Other,net	16,000	77,000
	133,346,000	134,399,000
Valuation allowance	(131,187,000)	(132,583,000)

Total deferred tax assets, net of allowance	2,159,000	1,816,000

Deferred tax liabilities:
Intangibles	(2,159,000)	(1,816,000)

Total deferred tax liability	(2,159,000)	(1,816,000)

Net deferred tax assets (liability)	$—	$—

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a full valuation allowance of $131,187,000 as of December 31, 2015 as we do not believe it is more likely than not our net deferred tax assets will be realized. We decreased our valuation allowance by approximately $1,396,000 during the year ended December 31, 2015.

At December 31, 2015, we had federal, and California tax loss carry forwards of approximately $323,938,000, and $166,612,000, respectively, prior to reduction for windfall tax benefits.  The federal and state net operating loss carry forwards begin to expire in 2019 and 2016 respectively, if unused.  At December 31, 2015, we had federal and state tax credit carry forwards of approximately $4,618,000 and $4,271,000, respectively, after reduction for uncertain tax positions.  The Company has not performed a formal research and development credit study with respect to these credits.  The federal credits will begin to expire in 2018, if unused, and the state credits carry forward indefinitely.

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

We recognize tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carry forwards resulting from windfall tax benefits.  At December 31, 2015, deferred tax assets do not include $1,265,000 of excess tax benefits from stock-based compensation.

We changed our accounting method of accounting for uncertain tax positions on January 1, 2007.  We had no unrecognized tax benefits as of the date of adoption.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Unrecognized Tax Benefits – Beginning	$1,852,000	$1,723,000	$1,394,000
Gross increases – tax positions in prior period	—	—	69,000
Gross decreases – tax positions in prior period	—	—	—
Gross increase – current-period tax positions	135,000	129,000	260,000
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized Tax Benefits – Ending	$1,987,000	$1,852,000	$1,723,000

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

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses as of December 31, 2015.

The Company’s material tax jurisdictions are United States and California.  To our knowledge, the Company is currently not under examination by the Internal Revenue Service or any other taxing authority.

The Company’s tax years for 1998 (federal) and 1997 (CA) and forward can be subject to examination by the United States and California tax authorities due to the carry forward of net operating losses and research development credits.

13.	Employee Benefit Plan

We implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. We may make discretionary annual contributions to the Plan, which is allocated to the profit sharing accounts based on the number of years of employee service and compensation. At the sole discretion of the Board of Directors, we may also match the participants’ contributions to the Plan. We made no discretionary or matching contributions to the Plan in 2015, 2014 and 2013.

14.	Stockholders’ Equity

Preferred Stock

We have authorized 5 million shares of $0.001 par value preferred stock. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.  There were 13,500 shares of Series A 3.6% Convertible Preferred Stock issued at December 31, 2015 and December 31, 2014 and 0 and 5,311 shares outstanding as of December 31, 2015 and December 31, 2014, respectively.

In October 2014, we entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company sold a total of 13,500 units for a purchase price of $1,000 per unit, with each unit consisting of one share of the Company’s Series A 3.6% Convertible Preferred Stock, which are convertible into shares of the Company’s common stock with a conversion price of $0.52, and warrants to purchase up to a number of shares of common stock equal to 100% of the conversion shares under the shares of preferred stock, in a registered direct offering. The preferred stock and the warrants were immediately separable and were issued separately. As of December 31, 2015, all outstanding Series A 3.6% Convertible Preferred Stock had been converted into shares of common stock.

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

In September 2014, the Company and 13 holders of warrants dated June 4, 2014 to purchase a total of 4 million shares of the Company’s common stock agreed to amend the warrants in order to reduce the exercise price from $3.00 per share to $1.00 per share and change the expiration date from June 4, 2019 to September 10, 2014.  The Company received proceeds of approximately $4 million from the exercise of the warrants.  In addition, pursuant to the terms of the amendment, upon each holder’s exercise of all shares for cash prior to the amended expiration date, the Company issued additional warrants for the same number of common shares to the holders.  The additional warrants have an exercise price of $2.00 per share, and are exercisable during the period commencing on the date that is six months and one day from the date of issuance and expiring five years from the date of issuance.  For those investors participating in the October 2014 issuance of Series A 3.6% Convertible Preferred Stock, we agreed to reduce the exercise price of 3.4 million warrants held by such investors from $2.00 per share to $0.5771 per share, conditioned upon stockholder approval which was obtained in January 2015.  As of December 31, 2015, all 3.4 million warrants had been exercised, some via cash and others on a cashless basis resulting in the issuance of an aggregate of 1.8 million shares of Common Stock, and receipt by the Company of $0.1 million in net proceeds.

In October 2014, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which it issued common stock purchase warrants to the institutional investors with certain exercise price reset features.  Each warrant had an initial exercise price of $0.5771 per share, and is exercisable during the period commencing six months and one day after the date of issuance and expiring five years from the date on which it is initially exercisable. Pursuant to the second closing of the May 2015 Securities Purchase Agreement, the exercise price of these warrants was reset to $0.3263. During the second quarter of 2015, approximately 8.5 million of the October 2014 warrants were exercised for cash at $0.5771 per share for net proceeds of $4.9 million. In December 2015, all the remaining outstanding October Warrants were cashless exercised.

In May 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering.  The purchase and sale of the units is took place in two separate closings.  At the initial closing, which took place on May 8, 2015, the Company received approximately $17.4 million in net proceeds from the sale of units. The purchase price for each unit sold at the initial closing was $0.77. Each warrant issued as part of the units at the initial closing has an initial exercise price of $1.02 per share, and is exercisable during the period commencing six months and one day after the date of issuance and expiring five years from the date on which it is initially exercisable. The second closing of the purchase and sale of the units occurred on August 27, 2015 upon satisfaction of certain conditions, including, without limitation, stockholder vote, and the Company received approximately $2.1 million in net proceeds from the sale of 7,499,993 units of the 14,999,993 units available for sale at the second closing. The purchase price for each unit sold at the second closing was $0.3263 and each warrant issued has an initial exercise price of $0.401 and expire five years from the date of issuance.

On December 17, 2015, the Company and the holders of October 2014 warrants agreed to amend the October 2014 Warrants pursuant to an Amendment to Common Stock Purchase Warrant (the “2014 Amendment”). Also on December 17, 2015, the Company and the holders of the May 2015 Warrants and the August 2015 Warrants (collectively the “2015 Warrants”) agreed to amend the 2015 Warrants pursuant to an Amendment to Series A-1 Warrant to Purchase Common Stock and Amendment to Series A-2 Warrant to Purchase Common Stock, respectively (the “2015 Amendment” and, together with the 2014 Amendment, the “Warrant Amendments”). The Warrant Amendments provide that the holders may exercise their warrants on a “cashless exercise” basis in whole on or prior to December 31, 2015, whereby each exercising holder of the amended 2015 Warrants would receive 0.75 shares for each warrants share exercised and each exercising holder of the amended 2014 Warrants would 0.69 shares for each warrant share exercised. In addition, the Warrant Amendments removed certain provisions which provided that the exercise price of the Warrants would be reset in the event of certain equity issuances by the Company for a price below the exercise price of the Warrants as of the time of such issuance. All 2014 Warrants and all 2015 Warrants were cashless exercised on or before December 31, 2015.

Also on December 17, 2015, the Company entered into Amendment One to the Securities Purchase Agreement between the Company and certain institutional investors dated May 5, 2015 (the “SPA Amendment”). The SPA Amendment provides that, among other things, the Company will not to conduct any offering of its equity securities, including through its “at-the-market offering” program, until February 5, 2016, subject to certain limited exceptions.

15.	Stock-based Compensation

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

In August 2014, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock in the form of options (incentive or non-qualified), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards other stock-based awards, and deferred compensation awards.  The 2014 Plan initially provides for issuance of 3,975,000 shares of our common stock.  On August 13, 2015 the Company amended the 2014 Plan to add 4,527,000 shares to its share pool. In addition, the amendment increased the number of “incentive stock options” which may be issued under the 2014 Plan by an identical amount.

On December 29, 2015, we adopted the 2015 New Employee Incentive Plan (the “2015 Plan”). Awards under the 2015 Plan may only be made to an employee who has not previously been an employee or member of the Board or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The 2015 Plan provides for issuance of 1,000,000 shares, no issuance took place in 2015.

As of December 31, 2015, there are 5,576,623 shares of common stock remaining and available for future issuances under the 2014 Plan, which is exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

Stock Options

Generally, options issued under the 2014 Plan, 2004 Plan or the 1997 Plan are subject to four-year vesting, and have a contractual term of 10 years.  Most options contain one of the following two vesting provisions:

●	12/48 of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or

●	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the year ended December 31, 2015 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2015	9,115,348	$3.93
Granted	2,168,000	$0.46
Exercised	—	$—
Expired	(445,151)	$3.85
Cancelled/forfeited	(2,232,292)	$4.23
Balance as of December 31, 2015	8,605,905	$2.99

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	8,605,905	$2.99	6.69	$—
Vested and expected to vest at December 31, 2015	8,470,861	$3.02	6.65	$—
Exercisable at December 31, 2015	5,368,247	$4.04	5.39	$—

There were no stock options exercised in 2015. The total intrinsic value of stock options exercised was $200 and $3,500 for the years ended December 31, 2014 and 2013, respectively.

The fair value of each option awarded during the year ended December 31, 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	Years ended December 31,
	2015	2014	2013
Expected term	6.0 years	6.0 years	6.0 years
Risk-free interest rate	1.58%	1.86%	1.12%
Volatility	75.07%	77.52%	75.27%
Dividends	—	—	—
Resulting weighted average grant date fair value	$0.30	$1.35	$1.72

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

A summary of activity for the year ended December 31, 2015 is as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Balance as of January 1, 2015	199,223	$3.09
Granted	541,377	$0.68
Exercised/Released	(152,682)	$3.13
Expired	(108,877)	$0.73
Cancelled/forfeited	(11,100)	$1.84
Balance as of December 31, 2015	467,941	$0.81

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)
Balance as of December 31, 2015	467,941	$0.81	0.94
Vested and expected to vest at December 31, 2015	279,897	$0.90	1.21
Outstanding at December 31, 2015	18,241	$3.21	6.82

The following summarizes the total compensation cost recognized for the stock options and restricted stock awards in the accompanying financial statements:

	Years ended December 31,
	2015	2014	2013

Total compensation cost for share-based payment arrangements recognized in the statement of operations (net of tax of $0)	$2,041,000	$3,101,000	$3,608,000

As of December 31, 2015, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $2,358,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.61 years.

Cash received from stock option and warrant exercises and employee stock purchase for the years ended December 31, 2015, 2014 and 2013 was approximately $4,997,000, $4,151,000 and $225,000, respectively.  No income tax benefits have been recorded related to the stock option exercises as the benefits have not been realized in our income tax returns.

To settle stock options and restricted stock awards, we will issue new shares of our common stock.  At December 31, 2015, we have an aggregate of 94,237,220 shares authorized and available to satisfy option exercises under our plans.

16.	Related Party Transactions

As of December 31, 2014 and 2013, Lorem Vascular was a beneficial owner of more than five percent of our outstanding shares of common stock. During the year ended December 31, 2013, Lorem Vascular purchased Celution® Systems and consumable sets from us for a total of $1,845,000 pursuant to the License/Supply Agreement.

In April 2015, Lorem Vascular sold a portion of our shares of common stock and is no longer a beneficial owner of more than five percent of our outstanding shares of common stock, pursuant to which it became an unrelated party.

17.	Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented:

	For the three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Product revenues	$902,000	$1,614,000	$766,000	$1,556,000
Gross profit	305,000	318,000	264,000	765,000
Development revenues	1,444,000	1,847,000	1,710,000	1,820,000
Operating expenses	(22,745,000)	3,626,000	16,000	(4,656,000)
Other income (expense)	(961,000)	(1,342,000)	(470,000)	(685,000)
Net income (loss)	$(21,957,000)	$4,449,000	$1,520,000	$(2,756,000)
Beneficial conversion feature for convertible preferred stock	(661,000)	—	—	—
Net income (loss) allocable to common stock holders	(22,618,000)	4,449,000	1,520,000	(2,756,000)
Basic and diluted net loss per share	$(0.21)	$0.03	$0.01	$(0.02)

	For the three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Product revenues	$1,031,000	$935,000	$518,000	$2,469,000
Gross profit	610,000	169,000	181,000	1,053,000
Development revenues	403,000	356,000	585,000	1,301,000
Operating expenses	(10,560,000)	(11,210,000)	(8,656,000)	(6,669,000)
Other income (expense)	(853,000)	(1,143,000)	(1,495,000)	(1,440,000)
Net loss	$(10,400,000)	$(11,828,000)	$(9,385,000)	$(5,755,000)
Beneficial conversion feature for convertible preferred stock	—	—	—	(1,169,000)
Net loss allocable to common stock holders	(10,400,000)	(11,828,000)	(9,385,000)	(6,924,000)
Basic and diluted net loss per share	$(0.14)	$(0.15)	$(0.12)	$(0.08)

18.	Subsequent Events

On February 23, 2016, Cytori received an acknowledgement and agreement from Oxford related to the positive data on Cytori US ACT-OA clinical trial. As a result, pursuant to the Loan Agreement, the period for which the Company is required to make interest-only payment was extended from July 1, 2016 to January 1, 2017. The current portion of the long-term obligation was reclassified to noncurrent liability as of December 31, 2015.

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015 based on the COSO criteria.  Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting which is included herein.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the information set forth in the Proxy Statement to be filed in connection with our 2016 Annual Meeting of Stockholders, or the Proxy Statement.

Item 11.	Executive Compensation

Incorporated herein by reference to the information set forth in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to the information set forth in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to the information set forth in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference to the information set forth in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (2)	Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2015, 2014 and 2013
(in thousands of dollars)

	Balance at beginning of year	Additions (A)	Deductions (B)	Other (C)	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2015	$1,523	$—	$(709)	$(17)	$797
Year ended December 31, 2014	$1,445	$1,084	$(995)	$(11)	$1,523
Year ended December 31, 2013	$278	$1,141	$(16)	$42	$1,445

(A)	Includes charges to costs and expenses.
(B)	Deductions for uncollectible accounts receivable includes payments collected and devices recovered from customers.
(C)	Miscellaneous activity.

(a) (3)	Exhibits

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)	Exhibits

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
March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David M. Rickey	Chairman of the Board of Directors	March 11, 2016
David M. Rickey

/s/ Marc H. Hedrick, MD	President & Chief Executive Officer (Principal Executive Officer)	March 11, 2016
Marc H. Hedrick, MD

/s/ Tiago M. Girão	VP of Finance and Chief Financial Officer (Principal Financial Officer)	March 11, 2016
Tiago M. Girão

/s/ Paul W. Hawran	Director	March 11, 2016
Paul W. Hawran

/s/ Gail K. Naughton, PhD	Director	March 11, 2016
Gail K. Naughton, PhD

/s/ Richard J. Hawkins	Director	March 11, 2016
Richard J. Hawkins

/s/ Tommy G. Thompson	Director	March 11, 2016
Tommy G. Thompson

/s/ Gary A. Lyons	Director	March 11, 2016
Gary A. Lyons

EXHIBIT INDEX
CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.	X

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc.		8-K	001-34375	05/06/2014

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-034375	10/08/2014

4.1	Warrant to Purchase Common Stock issued by the Company on October 14, 2008 in favor of Silicon Valley Bank, pursuant to the Loan and Security Agreement dated October 14, 2008.		10-K	000-32501 Exhibit 10.62	03/06/2009

4.2
Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of GE Capital Equity Investments, Inc., pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010.
			8-K	001-34375 Exhibit 10.73	06/17/2010

4.3	Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of Silicon Valley Bank, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010.		8-K	001-34375 Exhibit 10.74	06/17/2010

4.4	Warrant to Purchase Common Stock issued by the Company on June 11, 2010 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010.		8-K	001-34375 Exhibit 10.75	06/17/2010

4.5
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of GE Capital Equity Investments, Inc., pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.
			8-K	001-34375 Exhibit 10.84	09/15/2011

4.6	Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of Silicon Valley Bank, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.		8-K	001-34375 Exhibit 10.85	09/15/2011

4.7
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.
			8-K	001-34375 Exhibit 10.86	09/15/2011

4.8
Warrant to Purchase Common Stock issued by the Company on September 9, 2011 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.
			8-K	001-34375 Exhibit 10.87	09/15/2011

4.9	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.17	08/09/2013

4.10	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.18	08/09/2013

4.12	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.19	08/09/2013

4.13	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.20	08/09/2013

4.14	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Silicon Valley Bank pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.21	08/09/2013

4.15	Form of Warrant to Purchase Common Stock for Investors in the Units		8-K	001-34375	05/30/2014

4.16	Form of Warrant to Purchase Common Stock for Placement Agent of the Units		8-K	001-34375	05/30/2014

4.17	Form of Amendment to Warrant to Purchase Common Stock.		8-K	001-34375	09/08/2014

4.18	Form of Warrant to Purchase Common Stock.		8-K	001-34375	09/08/2014

4.19	Form of Warrant for Purchasers in the Units		8-K	001-034375	10/08/2014

4.20	Form of Initial Warrant to Purchase Common Stock		8-K	001-034375	05/05/2015

4.21	Form of Additional Warrant to Purchase Common Stock		8-K	001-034375	05/05/2015

4.22	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	001-034375	05/05/2015

4.23	Amendment to Common Stock Purchase Warrant	X

4.24	Amendment to Series A-1 Warrant to Purchase Common Stock	X

4.25	Amendment to Series A-2 Warrant to Purchase Common Stock	X

10.1#	Amended and Restated 1997 Stock Option and Stock Purchase Plan.		10	000-32501 Exhibit 10.1	03/30/2001

10.1.1#
Board of Directors resolution adopted November 9, 2006 regarding determination of fair market value for stock option grant purposes (incorporated by reference to Exhibit 10.10.1 filed as Exhibit 10.10.1 to our Form 10-K Annual Report, as filed on March 30, 2007 and incorporated by reference  herein)
			10-K	000-32501 Exhibit 10.10.1	03/30/2007

10.2	2004 Equity Incentive Plan of Cytori Therapeutics, Inc		8-K	000-32501 Exhibit 10.1	08/27/2004

10.3#	Board of Directors resolution adopted November 9, 2006 regarding determination of fair market value for stock option grant purposes.		10-K	000-32501 Exhibit 10.10.1	03/30/2007

10.4#	Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory).		10-Q	000-32501 Exhibit 10.19	11/15/2004

10.5#	Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Nonstatutory) with Cliff.		10-Q	000-32501 Exhibit 10.20	11/15/2004

10.6#	Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive).		10-Q	000-32501 Exhibit 10.21	11/15/2004

10.7#	Notice and Agreement for Stock Options Grant Pursuant to Cytori Therapeutics, Inc. 1997 Stock Option and Stock Purchase Plan; (Incentive) with Cliff.		10-Q	000-32501 Exhibit 10.22	11/15/2004

10.8#	Form of Options Exercise and Stock Purchase Agreement Relating to the 2004 Equity Incentive Plan.		10-Q	000-32501 Exhibit 10.23	11/15/2004

10.9#	Form of Notice of Stock Options Grant Relating to the 2004 Equity Incentive Plan.		10-Q	000-32501 Exhibit 10.24	11/15/2004

10.10	Sublease Agreement dated May 24, 2005, between Biogen Idec, Inc. and the Company.		10-Q	000-32501 Exhibit 10.21	08/15/2005

10.11+	License & Royalty Agreement, effective August 23, 2007, by and between Olympus-Cytori, Inc. and Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 10.49	11/13/2007

10.69	Lease Agreement entered into on April 2, 2010, between HCP Callan Rd, LLC. and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.69	05/06/2010

10.76	Common Stock Purchase Agreement, dated December 6, 2010, by and among Cytori Therapeutics, Inc. and Astellas Pharma Inc.		8-K	001-34375 Exhibit 10.76	12/09/2010

10.77	Form of Notice and Restricted Stock Award Agreement for grants of performance-based restricted stock awards under the 2004 Equity Incentive Plan.		8-K	001-34375 Exhibit 10.1	03/04/2011

10.88	First Amendment to Lease Agreement entered into on November 4, 2011, between HCP Callan Rd, LLC. and the Company.		10-Q	001-34375 Exhibit 10.88	11/08/2011

10.89#	2011 Employee Stock Purchase Plan		DEF 14A	001-34375 Appendix A	05/02/2011

10.90+
Contract HHSO100201200008C dated September 27, 2012, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (portions of the exhibit have been omitted pursuant to a request for confidential treatment).
			8-K	001-34375 Exhibit 10.90	10/03/2012

10.91	Joint Venture Termination Agreement dated May 8, 2013 by and between the Company and Olympus Corporation.		10-Q	001-34375 Exhibit 10.91	05/10/2013

10.93+	Puregraft Sale-License-Supply Agreement, dated July 30, 2013, by and among the Company and Bimini Technologies LLC.		10-Q/A	001-34375 Exhibit 10.93	11/12/2013

10.94+	Amended and Restated License and Supply Agreement dated January 30, 2014, by and between the Company and Lorem Vascular Pty. Ltd.		8-K	001-34375	02/04/2014

10.95	Sales Agreement, dated May 12, 2014, by and between Cytori Therapeutics, Inc. and Cowen and Company, LLC.		8-K	001-34375	05/12/2014

10.98	Cytori Therapeutics, Inc. 2014 Equity Incentive Plan.		DEF 14A	001-34375	06/12/2014

10.99
Contract HHSO100201200008C Amendment No. 1 dated August 13, 2014, by and between the Company and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority.
			8-K	001-34375	08/19/2014

10.103	Confidential Separation Agreement and General Release of all claims dated October 2, 2014, by and among the Company, and Clyde Shores.		10-Q	001-34375	11/06/2014

10.104	Form of Securities Purchase Agreement by and between Cytori Therapeutics, Inc. and the Purchasers (as defined therein), dated as of October 8, 2014.		8-K	001-034375	10/08/2014

10.105	Placement Agency Agreement, dated October 8, 2014, between Cytori Therapeutics, Inc. and Roth Capital Partners, LLC.		8-K	001-034375	10/08/2014

10.106	Amendment One to the Securities Purchase Agreement, dated March 16, 2015, between the Company and certain institutional investors		10-Q	001-034375	05/11/2015

10.107	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Cytori Therapeutics, Inc. and the investors named therein		8-K	001-034375	05/05/2015

10.108	Placement Agency Agreement, dated May 5, 2015, by and between Cytori Therapeutics, Inc. and Mizuho Securities USA Inc.		8-K	001-034375	05/05/2015

10.109	Amendment One to Joint Venture Termination Agreement, dated April 30, 2015, by and between Cytori Therapeutics, Inc. and Olympus Corporation		8-K	001-034375	05/05/2015

10.110	Loan and Security Agreement, dated May 29, 2015, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC		10-Q	001-034375	08/10/2015

10.111	Amendment One to the Securities Purchase Agreement between the Company and certain institutional investors dated May 5, 2015	X

10.112#	2015 New Employee Incentive Plan		8-K	001-034375	01/0 5/ 2016

10.113#	Form of Agreement for Acceleration and/or Severance	X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

*	XBRL Presentation Linkbase Document	X

+	Confidential treatment has been granted with respect to certain portions of this exhibit.

#	Indicates management contract or compensatory plan or arrangement.