Form 10-Q
period 2016-03-31
CYTORI THERAPEUTICS, INC.
filed 2016-05-10
CIK 1095981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes   ☐    No  ☒

As of April 15, 2016, there were 13,333,310 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

On May 10, 2016, the Company effected a reverse stock split at a ratio of 1-for-15. All share and per share information presented herein has been retroactively restated to reflect the reverse split.

Index
PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,358,000	$14,338,000
Accounts receivable, net of reserves of $795,000 and of $797,000 in 2016 and 2015, respectively	829,000	1,052,000
Inventories, net	4,462,000	4,298,000
Other current assets	1,866,000	1,555,000

Total current assets	16,515,000	21,243,000

Property and equipment, net	1,523,000	1,631,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	1,682,000	1,521,000
Intangibles, net	8,923,000	9,031,000
Goodwill	3,922,000	3,922,000

Total assets	$32,915,000	$37,698,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,693,000	$6,687,000
Current portion of long-term obligations, net of discount	1,724,000	—
Joint venture purchase obligation	1,267,000	1,750,000

Total current liabilities	9,684,000	8,437,000

Deferred revenues	101,000	105,000
Long-term deferred rent and other	189,000	269,000
Long-term obligations, net of discount, less current portion	15,198,000	16,681,000

Total liabilities	25,172,000	25,492,000

Commitments and contingencies
Stockholders’ equity:
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued; no shares outstanding in 2016 and 2015	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 13,310,740 and 13,003,893 shares issued and outstanding in 2016 and 2015, respectively	13,000	13,000
Additional paid-in capital	369,339,000	368,214,000
Accumulated other comprehensive income	747,000	996,000
Accumulated deficit	(362,356,000)	(357,017,000)

Total stockholders’ equity	7,743,000	12,206,000

Total liabilities and stockholders’ equity	$32,915,000	$37,698,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

Product revenues	$1,333,000	$902,000

Cost of product revenues	567,000	598,000

Gross profit	766,000	304,000

Development revenues:
Government contracts and other	1,585,000	1,444,000

Operating expenses:
Research and development	4,127,000	3,963,000
Sales and marketing	1,035,000	839,000
General and administrative	2,286,000	2,499,000
Change in fair value of warrants	—	15,444,000

Total operating expenses	7,448,000	22,745,000

Operating loss	(5,097,000)	(20,997,000)

Other income (expense):

Interest income	2,000	1,000
Interest expense	(657,000)	(1,072,000)
Other income, net	413,000	110,000

Total other expense	(242,000)	(961,000)

Net loss	$(5,339,000)	$(21,958,000)
Beneficial conversion feature for convertible preferred stock	—	(661,000)
Net loss allocable to common stock holders	$(5,339,000)	$(22,619,000)

Basic and diluted net loss per share allocable to common stockholders	$(0.41)	$(3.19)

Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	13,086,376	7,080,590

Comprehensive loss:
Net loss	$(5,339,000)	$(21,958,000)
Other comprehensive (loss) income– foreign currency translation adjustments	(249,000)	36,000
Comprehensive loss	$(5,588,000)	$(21,922,000)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,339,000)	$(21,958,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,000	213,000
Amortization of deferred financing costs and debt discount	232,000	257,000
Joint venture acquisition obligation accretion	17,000	203,000
Change in fair value of warrants	—	15,444,000
Stock-based compensation expense	317,000	459,000
Loss on asset disposal	2,000	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	155,000	546,000
Inventories	(206,000)	100,000
Other current assets	(408,000)	(470,000)
Other assets	(211,000)	68,000
Accounts payable and accrued expenses	176,000	138,000
Deferred revenues	(4,000)	21,000
Long-term deferred rent	(80,000)	(51,000)

Net cash used in operating activities	(5,058,000)	(5,030,000)

Cash flows from investing activities:
Purchases of property and equipment	(69,000)	(187,000)

Net cash used in investing activities	(69,000)	(187,000)

Cash flows from financing activities:
Joint venture purchase payments	(500,000)	(123,000)
Proceeds from sale of common stock, net	562,000	3,974,000
Dividends paid on preferred stock	—	(72,000)

Net cash provided by financing activities	62,000	3,779,000

Effect of exchange rate changes on cash and cash equivalents	85,000	15,000

Net decrease in cash and cash equivalents	(4,980,000)	(1,423,000)

Cash and cash equivalents at beginning of period	14,338,000	14,622,000

Cash and cash equivalents at end of period	$9,358,000	$13,199,000

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$400,000	$612,000

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	—	10,000
Declared dividend related to preferred stock	—	3,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Index
CYTORI THERAPEUTICS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2016
(UNAUDITED)
1.	Basis of Presentation

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at March 31, 2016 has been derived from the audited financial statements at December 31, 2015, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (the “Company”) have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the Consolidated Financial Statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016.

On May 10, 2016, following stockholder and Board approval, an amendment (the “Amendment”) to the Company’s amended and restated certificate of incorporation, as amended, was filed and declared effective, which Amendment (i) effectuated a one-for-fifteen (1:15) reverse stock split of the Company’s (ii) outstanding common stock, and (iii) common stock reserved for issuance upon exercise of outstanding warrants and options decreased the total number of authorized shares of common stock of the Company from 290 million to 75 million (The “1;15 Reverse Stock Split”).  Upon effectiveness of the 1:15 Reverse Stock Split, the number of shares of the Company’s common stock (x) issued  and  outstanding  decreased from  approximately  200  million  shares  (as of March 31, 2016) to  approximately  13  million  shares; (y) reserved for issuance upon exercise of outstanding warrants and options decreased from approximately 16 million shares to approximately 1.1 million shares, and (z) reserved but unallocated under our current equity incentive plans (including the stockholder-approved share increase to the Company’s 2014 Equity Incentive Plan) decreased from approximately 1.5 million common shares to approximately 0.1 million common shares.  The number of authorized shares of preferred stock remained unchanged. Following the reverse split, certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation. The Company adjusted shareholders' equity to reflect the reverse stock split by reclassifying an amount equal to the par value of the additional shares arising from the split from common stock to the Additional Paid-in Capital during the first quarter of fiscal 2016, resulting in no net impact to shareholders' equity on our consolidated balance sheets. The Company has been advised that shares of our common stock will commence trading on a split-adjusted basis on May 12, 2016. Fractional shares will be rounded up to the nearest whole share and proportional adjustments will be made to the Company’s outstanding stock options, warrants and equity incentive plans.

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

3.	Capital Availability

We incurred net losses of $5.3 million for the three months ended March 31, 2016 and $22.6 million for the three months ended March 31, 2015, respectively.  We have an accumulated deficit of $362 million as of March 31, 2016.  Additionally, we have used net cash of $5 million to fund our operating activities for the three months ended March 31, 2016 and 2015.

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

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. Our efforts in 2014 and 2015 to raise capital took longer than we initially anticipated. We expect to continue to utilize our cash and cash equivalents to fund operations at least through September of 2016, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lender, which requires that we maintain at least $5 million of cash on hand to avoid an event of default under the Loan and Security Agreement. We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities. Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of operating costs will not provide adequate funding for research, sales and marketing efforts, clinical and preclinical trials, and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this could negatively affect our ability to achieve corporate goals.

Index
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

4.	Transactions with Olympus Corporation

Under our Joint Venture Termination Agreement (“Termination Agreement”), dated May 8, 2013, with Olympus Corporation   (“Olympus”), we were required to pay Olympus a total purchase price of $6 million within two years of the date of the Termination Agreement. Pursuant to amendments to the Joint Venture Termination Agreement, dated April 30, 2015 and January 8, 2016, the Company’s repayment obligations were extended through May 8, 2016.  We made payments under the Termination Agreement totaling approximately $4.2 million through December 31, 2015, as well as separate payments of $0.5 million each in January 2016 and April 2016.  We paid the remaining balance of $0.8 million before the May 8, 2016 due date.

5.	Long-term Debt

On May 29, 2015, we entered into the Loan and Security Agreement (“Loan Agreement”) with Oxford Finance LLC (“Oxford” or “Lender”), pursuant to which the Lender funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the loan agreement. The Term Loan accrues interest at a floating rate of 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan Agreement, we were previously required to make interest only payments through June 1, 2016 and thereafter we were required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term loan through June 1, 2019, the maturity date. On February 23, 2016, Cytori received an acknowledgement and agreement from Oxford related to the positive data on Cytori US ACT-OA clinical trial. As a result, pursuant to the Loan Agreement, the period for which the Company is required to make interest-only payments was extended from July 1, 2016 to January 1, 2017. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment fee in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to the Lender warrants to purchase an aggregate of 94,441 shares of our common stock at an exercise price of $10.35 per share. These warrants are exercisable on or after November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified.

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

Index
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

Concentration of Significant Customers

One distributor and one direct customer comprised 68% of our revenue recognized for the three months ended March 31, 2016.  Two direct customers and one distributor accounted for 68% of total outstanding accounts receivable (excluding receivables from U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (BARDA)) as of March 31, 2016.

Three distributors comprised 68% of our revenue recognized for the three months ended March 31, 2015. Two direct customers accounted for 73% of total outstanding accounts receivable as of December 31, 2015.

Product revenues, classified by geographic location, are as follows:

	Three months ended

	March 31, 2016		March 31, 2015
	Product Revenues	% of Total	Product Revenues	% of Total

Americas	$235,000	18%	$201,000	22%
Japan	966,000	72%	605,000	67%
EMEA	132,000	10%	92,000	10%
Asia Pacific	—	0%	4,000	1%
Total product revenues	$1,333,000	100%	$902,000	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with governmental agencies like the BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $1.6 million in BARDA revenue for the three months ended March 31, 2016, as compared to $1.4 million for the three months ended March 31, 2015.

7.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	March 31, 2016	December 31, 2015

Raw materials	$981,000	$1,009,000
Work in process	1,189,000	816,000
Finished goods	2,292,000	2,473,000
	$4,462,000	$4,298,000

Index
8.	Loss per Share

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three months ended March 31, 2016 and 2015, as their inclusion would be antidilutive.  Potentially dilutive common shares excluded from the calculations of diluted loss per share were 1.1 million for the three months ended March 31, 2016 and 2.7 million for the three months ended March 31, 2015.

9.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress.  As of March 31, 2016, we have clinical research study obligations of $5.1 million, $4.2 million of which are expected to be complete within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We have entered into several lease agreements for our headquarters office location as well as international office locations. As of March 31, 2016, we have remaining lease obligations of $3.6 million, $2.3 million of which are expected to be completed within a year.

We have entered into minimum purchase agreement with Roche Diagnostics Corporation. Pursuant to the agreement, as of March 31, 2016, we have a minimum purchase obligation of $6.0 million, $1.2 million of which is expected to be completed within a year.

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

Refer to note 4 for a discussion of our commitments and contingencies related to our transactions with Olympus Corporation.

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

As of March 31, 2016 and as of December 31, 2015, the Company did not have any assets or liabilities measured at fair value.

Warrants with exercise price reset features (down-round protection) were accounted for as liabilities, with changes in the fair value included in net loss for the respective periods.  Because some of the inputs to our valuation model were either not observable or were not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability was classified as Level 3 in the fair value hierarchy. All of these warrants were cashless exercised on or before December 31, 2015.

Index
11.	Fair Value

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2016 and December 31, 2015, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At March 31, 2016 and December 31, 2015, the aggregate fair value and the carrying value of the Company’s fixed rate long-term debt were as follows:

	March 31, 2016		December 31, 2015

	Fair Value	Carrying Value	Fair Value	Carrying Value

Fixed rate long-term debt	$16,988,000	$16,919,000	$16,844,000	$16,681,000

Carrying value is net of debt discount and capitalized loan fees of $1.9 million and $2.1 million as of March 31, 2016 and December 31, 2015, respectively.

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

12.	Stockholders’ Equity

Preferred Stock

We have authorized 5 million shares of $0.001 par value preferred stock. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.  There were 13,500 shares of Series A 3.6% Convertible Preferred Stock that had been issued at March 31, 2016 and December 31, 2015, none of which were outstanding as of either date.

The fair value of the common stock into which the Series A 3.6% Convertible Preferred Stock was convertible on the date of issuance exceeded the proceeds allocated to the preferred stock, resulting in the beneficial conversion feature that we recognized as a dividend to the preferred shareholders and, accordingly, an adjustment to net loss to arrive at net loss allocable to common shareholders.  Certain shares of Series A 3.6% Convertible Preferred Stock were not convertible until shareholder approval, which occurred in January 2015.  As a result, dividend for the beneficial conversion feature of $0.7 million was recorded during the quarter ended March 31, 2015.

In connection with the 3.6% Convertible Preferred Stock outstanding at December 31, 2014, we declared a cash dividend of $0.08 million. The cash dividend was paid in January and April 2015.

Common Stock

In May 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25 million of units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering.  The purchase and sale of the units took place in two separate closings.  At the initial closing, which took place on May 8, 2015, the Company received approximately $17.4 million in net proceeds from the sale of units. The second closing of the purchase and sale of the units occurred on August 27, 2015 upon satisfaction of certain conditions, including, without limitation, stockholder vote, and the Company received approximately $2.1 million in net proceeds from the sale of 500,000 units of the 1,000,000 units available for sale at the second closing.

Index
On December 17, 2015, the Company and the holders of October 2014 warrants agreed to amend the October 2014 Warrants pursuant to an Amendment to Common Stock Purchase Warrant (the “2014 Amendment”). Also on December 17, 2015, the Company and the holders of the May 2015 Warrants and the August 2015 Warrants (collectively the “2015 Warrants”) agreed to amend the 2015 Warrants pursuant to an Amendment to Series A-1 Warrant to Purchase Common Stock and Amendment to Series A-2 Warrant to Purchase Common Stock, respectively (the “2015 Amendment” and, together with the 2014 Amendment, the “Warrant Amendments”). The Warrant Amendments provide that the holders may exercise their warrants on a “cashless exercise” basis in whole on or prior to December 31, 2015, whereby each exercising holder of the amended 2015 Warrants would receive 0.75 shares for each warrants share exercised and each exercising holder of the amended 2014 Warrants would receive 0.69 shares for each warrant share exercised. In addition, the Warrant Amendments removed certain provisions which provided that the exercise price of the Warrants would be reset in the event of certain equity issuances by the Company for a price below the exercise price of the Warrants as of the time of such issuance. All 2014 Warrants and all 2015 Warrants were cashless exercised on or before December 31, 2015.

13.	Subsequent Events

On April 6, 2016, the Company filed a Registration Statement on Form S-1 registering non-transferable subscription rights to purchase up to $10,000,000 of units to be distributed at no charge to the holders of our common stock as of the record date.  The rights provide the holders the option to subscribe for units, with each unit consisting of one share of common stock and a fraction of a warrant (with each whole warrant representing the right to purchase one share of common stock).  The record date and pricing terms of the rights offering have not yet been determined. There is no guarantee that the rights offering will be consummated, or if it is consummated that it will raise sufficient capital to enable the Company to continue to execute its business strategy as currently contemplated. See “Risk Factors” below for more information.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Index
Our cellular therapeutics are collectively known by the trademarked name, Cytori Cell Therapy, and consist of a mixed population of specialized cells including stem cells that are involved in response to injury, repair and healing. These cellular therapeutics are extracted from an adult patient’s own adipose (fat) tissue using our fully automated Celution System, proprietary enzymes, and sterile consumable sets at the place where the patient is receiving their care or potentially at an off-site processing center. Cytori Cell Therapy can either be administered to the patient the same day or cryopreserved for future use. An independent published study has reported that our proprietary technology process resulted in higher nucleated cell viability, less residual enzyme activity, less processing time, and improved economics in terms of cell progenitor output compared to the three other semi-automated and automated processes that were reviewed.

Our primary near-term goal is for Cytori Cell Therapy to be the first cell therapy to market for the treatment of impaired hand function in scleroderma, through Cytori-sponsored and supported clinical development efforts. The STAR trial is a 48-week, randomized, double blind, placebo-controlled phase III pivotal clinical trial of 80 patients in the U.S. The trial evaluates the safety and efficacy of a single administration of Cytori Cell Therapy, or ECCS-50, in scleroderma patients affecting the hands and fingers. The first sites for the scleroderma study were initiated in July 2015. Over 75% of patients have been enrolled in the STAR study.  We anticipate that the target enrollment of 80 patients will be achieved by mid-June of 2016.

With respect to the remainder of our clinical pipeline, we received Investigational Device Exemption, or IDE, approval from the U.S. Food and Drug Administration, or FDA, in late 2014 for our phase II ACT-OA osteoarthritis study and in early 2015 we initiated this study, and enrollment was completed in June 2015. Data analysis of the 48-week data will be available during the third quarter of 2016. In July 2015, a Company-supported male stress urinary incontinence, or SUI, trial in Japan for male prostatectomy patients (after prostate surgery) received approval to begin enrollment from the Japanese Ministry of Health, Labor and Welfare, or MHLW. The goal of this investigator-initiated trial is to gain regulatory approval in Japan of Cytori Cell Therapy for this indication. We are also developing a treatment for thermal burns combined with radiation injury under a contract from the Biomedical Advanced Research Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services. We are also exploring other development opportunities in a variety of other conditions.

In addition to our targeted therapeutic development, we have continued to commercialize the Cytori cell therapy technology under select medical device approvals, clearances and registrations to research and commercial customers in Europe, Japan, and other regions. Many of these customers are research customers evaluating new therapeutic applications of Cytori Cell Therapy. The sale of systems, consumables and ancillary products contributes a margin that partially offsets our operating expenses and will continue to play a role in fostering familiarity within the medical community with our technology. These sales have also facilitated the discovery of new applications for Cytori Cell Therapy by customers conducting investigator-initiated and funded research.

Lead Indication: Scleroderma

Scleroderma is a rare and chronic autoimmune disorder associated with fibrosis of the skin, and destructive changes in blood vessels and multiple organ systems as the result of a generalized overproduction of collagen. Scleroderma affects approximately 50,000 patients in the U.S. (women are affected four times more frequently than men) and is typically detected between the ages of 30 and 50. More than 90 percent of scleroderma patients have hand involvement that is typically progressive and can result in chronic pain, blood flow changes and severe dysfunction. The limited availability of treatments for scleroderma may provide some benefit but do little to modify disease progression or substantially improve symptoms. Treatment options are directed at protecting the hands from injury and detrimental environmental conditions as well as the use of vasodilators. When the disease is advanced, immunosuppressive and other medications may be used but are often accompanied by significant side effects.

In January 2015, the FDA granted unrestricted IDE approval for a pivotal clinical trial, named the “STAR” trial, to evaluate Cytori Cell Therapy as a potential treatment for impaired hand function in scleroderma. The STAR trial is a 48-week, randomized, double blind, placebo-controlled pivotal clinical trial of 80 patients in the U.S. The trial evaluates the safety and efficacy of a single administration of ECCS-50 in scleroderma patients affecting the hands and fingers. The STAR trial uses the Cochin Hand Function Scale, or CHFS, a validated measure of hand function, as the primary endpoint measured at six months after a single administration of ECCS-50 or placebo. Patients in the placebo group will be eligible for crossover to the active arm of the trial after all patients have completed 48 weeks of follow up. In February 2015, the FDA approved our request to increase the number of investigational sites from 12 to up to 20. The increased number of sites is anticipated to broaden the geographic coverage of the trial and facilitate trial enrollment. The enrollment of this trial began in August 2015 and we recently reported that we enrolled the 60th patient and expect to complete enrollment of this trial in mid-June, 2016.

Index
The STAR trial is predicated on a completed investigator-initiated pilot phase I/II trial performed in France termed SCLERADEC I. The SCLERADEC I trial received partial support from Cytori. The results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrate approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function. Patients perceived their health status to be improved as shown by a 45.2% and 42.4% decrease of the Scleroderma Health Assessment Questionnaire, or SHAQ, at month 2 (p=0.001) and at month 6 (p=0.001), respectively. A 47% and 56% decrease of the CHFS at month 2 and month 6 in comparison to baseline was observed (p<0.001 for both). Grip strength increased at month 6 with a mean improvement of +4.8±6.4 kg for the dominant hand (p=0.033) and +4.0±3.5 kg for the non-dominant hand (p=0.002). Similarly, an increase in pinch strength at month 6 was noted with a mean improvement of +1.0±1.1 kg for the dominant hand (p=0.009) and +0.8±1.2 kg for the non-dominant hand (p=0.050). Among subjects having at least one digital ulcer (DU) at inclusion, total number of DU decreased, from 15 DUs at baseline, 10 at month 2 and 7 at month 6. The average reduction of the Raynaud’s Condition Score from baseline was 53.7% at month 2 (p<0.001) and 67.5% at month 6 (p<0.001). Hand pain showed a significant decrease of 63.6% at month 2 (p=0.001) and 70% at month 6 (p<0.001). One year results were recently published in the journal Rheumatology. Relative to baseline, the CHFS and the SHAQ improved by 51.3% and 46.8% respectively (p<0.001 for both). The Raynaud’s score improved by 63.2% from baseline (p<0.001). Other findings include a 30.5% improvement in grip strength (p=0.002) and a 34.5% improvement in hand pain (p=0.052). In February 2016, two-year follow up data in the SCLERADEC I trial was presented at the Systemic Sclerosis World Congress, which demonstrated sustained improvement in the following four key endpoints: Cochin Hand Function Score (CHFS), Scleroderma Health Assessment Questionnaire, Raynaud’s Condition Score (which assesses severity of Raynaud’s Phenomenon), and hand pain, as assessed by a standard visual analogue scale. The major findings at 24 months following single administration of Cytori Cell Therapy (ECCS-50) were as follows:

•	Hand dysfunction assessed by the CHFS, showed a 62% reduction in hand dysfunction at two years (p<0.001).

•	Raynaud’s Condition Score decreased by an average of 89% over baseline at two years (p<0.001).

•	Hand pain, as measured by a 100 mm Visual Analogue Scale, and the Scleroderma Health Assessment Questionnaire (SHAQ) score at two years both showed improvement of 50% over baseline (p=0.01 and p<0.001 respectively).

•	Improvement of 20% in grip strength and 330% in pinch strength at two years (p=0.05 and p=0.004 respectively).

•	Continued reduction in the number of ulcers from 15 at baseline to 9 at one year and 6 at two years.

In 2014, Drs. Guy Magalon and Brigitte Granel, under the sponsorship of the Assistance Publique - Hôpitaux de Marseille, submitted a study for review for a follow-up phase III randomized, double-blind, placebo-controlled trial in France using Cytori Cell Therapy, to be supported by Cytori. The trial name is SCLERADEC II and was approved by the French government in April 2015. Enrollment of this trial commenced in October 2015. Patients will be followed for 6 months post-procedure.

In January 2016, we entered into an agreement with Idis Managed Access, part of Clinigen Group plc, or Idis, to establish a managed access program, or MAP, in select countries across Europe, the Middle East and Africa, or EMEA, for patients with impaired hand function due to scleroderma.  We established this MAP, also known as a “compassionate use,” “early access” or “named patient” program, to make our ECCS-50 therapy available to patients in advance of obtaining regulatory clearance.  We believe this MAP program is justified and needed based on a number of factors, including scleroderma’s status as a rare disease, the favorable risk-benefit profile reported by the 12-patient, open-label SCLERADEC I clinical study results, our two scleroderma phase III trials currently enrolling, and clear unmet scleroderma patient needs.  We hope to offer our ECCS-50 therapy to patients who are unable to participate in our scleroderma clinical trials, generally due to a lack of geographic proximity to a site.  Beyond the benefit of helping patients in need of new therapies for scleroderma, the MAP will increase awareness of and facilitate a positive experience with Cytori Cell Therapy among healthcare providers in advance of commercialization, and will also allow for tracking and collection of key program data and documentation which will provide valuable insight regarding the demand for and use of Cytori Cell Therapy.

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

Osteoarthritis

Osteoarthritis is a disease of the entire joint involving the cartilage, joint lining, ligaments and underlying bone. The breakdown of tissue leads to pain, joint stiffness and reduced function. It is the most common form of arthritis and affects an estimated 13.9% of US adults over the age of 25, and 33.6% of US adults over the age of 65. Current treatments include physical therapy, non-steroidal anti-inflammatory medications, viscosupplement injections, and total knee replacement. A substantial medical need exists as present medications have limited efficacy and joint replacement is a relatively definitive treatment for those with the most advanced disease.

Index
In the later part of 2014, we received approval by the FDA to begin an exploratory U.S. IDE pilot (phase IIa/b) trial of Cytori Cell Therapy in patients with osteoarthritis of the knee. The trial, called ACT-OA, is a 94-patient, randomized, double-blind, placebo controlled study involving two doses of Cytori Cell Therapy, a low dose and a high dose, and will be conducted over 48 weeks. The randomization is 1:1:1 between the control, low and high dose groups. Enrollment on this trial began in February 2015 and was completed in June 2015. The goal of this proof-of-concept trial is to help determine: (1) safety and feasibility of the ECCO-50 therapeutic for osteoarthritis, (2) provide dosing guidance and (3) explore key trial endpoints useful for a phase III trial.

A pre-specified partial unblinding and top-line analysis of 24-week data was recently completed.  The objective of the analysis was to provide early data to facilitate key regulatory and business development discussions and provide better understanding of the therapeutic mechanism of action that may impact other clinical programs. The interim top-line data shows the following:

•	The randomization is relatively balanced among the three treatment groups; low dose, high dose, and placebo.
•	Intra-articular application of a single dose of ECCO-50 appears to be safe and feasible in an outpatient day-surgery setting. No complications occurred related to the fat harvest, cell processing or cell delivery.
•	A significant placebo response was observed, similar to that demonstrated in other OA trials.
•	The pre-specified primary endpoint, pain on walking at 12 weeks, as measured by a single question from the Knee Injury and Osteoarthritis Outcome Score, or KOOS, did not obtain statistical significance.
•	Key secondary endpoints include the total and sub-scores of the KOOS, patient self-assessments (knee pain, knee stability, osteoarthritis activity and osteoarthritis damage), use of as-needed pain medication, pain while walking 50 feet and health status as measured by the SF-36. Consistent trends were observed suggesting improvement in the cell treated group relative to the placebo group at the 12 and 24-week time periods for patient reported outcomes; however, in general, between-group differences were small.
•	Both high doses and low doses of ECCO-50 performed similarly.

In the third quarter of 2016, following full unblinding of the 48-week data, we expect to be able to fully evaluate the data including 48-week follow-up, patient subset analyses, and the effect on knee cartilage as measured by magnetic resonance imaging results changes between baseline and 48 weeks.

Stress Urinary Incontinence

Another therapeutic target under evaluation by Cytori in combination with the University of Nagoya and the Japanese MHLW is stress urinary incontinence in men following surgical removal of the prostate gland, which is based on positive data reported in a peer reviewed journal resulting from the use of adipose-derived regenerative cells processed by our Celution System. The ADRESU trial is a 45 patient, open-label, multi-center, and single arm trial that was approved by Japan’s MHLW in July 2015 and is being led by both Momokazu Gotoh, MD, Ph.D., Professor and Chairman of the Department of Urology and Tokunori Yamamoto, MD, Ph.D., Associate Professor Department of Urology at University of Nagoya Graduate School of Medicine. The goal of this investigator-initiated trial will be to apply for product approval for Cytori Cell Therapy technology for this indication. This clinical trial is primarily sponsored and funded by the Japanese government. Enrollment of this trial began in September 2015.

Cutaneous and Soft Tissue Thermal and Radiation Injuries

Cytori Cell Therapy is also being developed for the treatment of thermal burns combined with radiation injury. In the third quarter of 2012, we were awarded a contract valued at up to $106 million with BARDA to develop a medical countermeasure for thermal burns. The initial base period included $4.7 million over two years and covered preclinical research and continued development of Cytori’s Celution System to improve cell processing.

In 2014, an In-Process Review Meeting was held at which Cytori confirmed completion of the objectives of the initial phase of the contract. In August 2014, BARDA exercised contract option 1 in the amount of approximately $12 million. In December 2014, this was supplemented with an additional $2 million. This funded continuation of research, regulatory, clinical and other activities required for submission of an Investigational Device Exemption, or IDE, request to the FDA for a pilot clinical trial using Cytori Cell Therapy (DCCT-10) for the treatment of thermal burns.  Upon receipt of IDE approval to execute this pilot clinical trial, we anticipate that BARDA will provide funding to cover costs associated with execution of the clinical trial and related activities, currently estimated at approximately $8.3 million.

Our contract with BARDA contains two additional options to fund a pivotal clinical trial and additional preclinical work in thermal burn complicated by radiation exposure. These options are valued at up to $45 million and $23 million, respectively.

The total award under the BARDA contract is intended to support all clinical, preclinical, regulatory and technology development activities needed to complete the FDA approval process for use of Cytori Cell Therapy, or DCCT-10, in thermal burn injury under a device-based PMA regulatory pathway and to provide preclinical data in burn complicated by radiation exposure.

Other Clinical Indications

Heart failure due to ischemic heart disease does not represent a current clinical target for the Company.  Our ATHENA and ATHENA II trials related to that indication were truncated and we have minimized expenses related to initiatives in this area. While we may use the data from these trial programs for regulatory support for our other indications and also for publication in peer reviewed forums, the Company is not actively pursuing indications related to these trials.  The 12 month results of the ATHENA Trials were presented by the investigators at the Society of Cardiac Angiography and Interventions Annual Scientific Meeting on May 5, 2016.

Index
Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of Cytori cell therapy related products.

The following table summarizes the components for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,

	2016	2015

Product revenues - third party	$1,333,000	$902,000

We experienced an increase in product revenue during the quarter ended March 31, 2016 as compared to the same period in 2015, primarily due to increased revenue in Japan of $0.4 million.

The future:  We expect to continue to generate a majority of product revenues from the sale of Cytori cell therapy related products to researchers, clinicians, and distributors in EMEA, Japan, Asia Pacific, and the Americas. In Japan and EMEA, researchers will use our technology in ongoing and new investigator-initiated and funded studies focused on, but not limited to, hand scleroderma, Crohn’s disease, peripheral artery disease, erectile dysfunction, and diabetic foot ulcer.  ECCS-50 therapy for hand scleroderma will be accessible to patients and physicians through a managed access program, or named patient program, that we initiated in EMEA in 2016.  In the America’s, Cytori’s partner, Kerastem, will utilize the Cytori cell therapy technology as part of its FDA-approved STYLE trial for patients with alopecia, or hair loss. Overall, we expect 2016 product revenues to grow modestly as compared to 2015.

Cost of product revenues

Cost of product revenues relate primarily to Cytori cell therapy related products and includes material, manufacturing labor, and overhead costs.  The following table summarizes the components of our cost of revenues for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,

	2016	2015

Cost of product revenues	$551,000	$579,000
Share-based compensation	16,000	19,000
Total cost of product revenues	$567,000	$598,000
Total cost of product revenues as % of product revenues	43%	66%

Cost of product revenues as a percentage of product revenues was 43% for the three months ended March 31, 2016 and 66% for the three months ended March 31, 2015, respectively.  Fluctuation in this percentage is due to the product mix, distributor and direct sales mix, geographic mix and allocation of overhead.

The future:  We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. In addition, in 2016, as part of our EMEA managed access program we anticipate the ability to command a premium price for ECCS-50 for the treatment of hand impairment due to scleroderma, a rare (or orphan) disease, which may increase our gross profit margin.

Index
Development revenues

Under our government contract with BARDA, we recognized a total of $1.6 million in revenues for the three months ended March 31, 2016, which included allowable fees as well as cost reimbursements. During the three months ended March 31, 2016, we incurred $1.5 million in qualified expenditures. We recognized a total of $1.4 million in revenues for the three months ended March 31, 2015, which also included allowable fees as well as cost reimbursements.  During the three months ended March 31, 2015, we incurred $1.3 million in qualified expenditures. The increase in revenues for the three months ended March 31, 2016 as compared to the same period in 2015 is primarily due to increased research and development activities.

The future:  In August 2014, BARDA exercised Option 1 of our contract for us to perform research, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of the Cytori Cell Therapy in thermal burn injury (DCCT-10). The contract was amended in December 2014 to reflect amendments to the Statement of Work, and reorganization of the contract options for a total fixed fee of up to $14 million.  We expect the work associated with Option 1, as amended, to be completed by the end of 2016 and overall contract revenues to remain materially consistent with 2015.

Research and development expenses

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications as well as the continued development efforts related to our Cytori cell therapy technology.

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, payment of regulatory fees, laboratory supplies, pre-clinical studies and clinical studies.

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,

	2016	2015

Research and development	$3,992,000	$3,835,000
Share-based compensation	135,000	128,000
Total research and development expenses	$4,127,000	$3,963,000

The increase in research and development expenses of $0.2 million for the three months ended March 31, 2016 as compared to the same period in 2015 is due to an increase of approximately $0.2 million in expenses related to BARDA, an increase of $0.2 million in expenses related to clinical studies, offset by a decrease of $0.2 million in expenses related to professional services.

The future:  We expect aggregate research and development expenditures to slightly decrease. We completed enrollment of the U.S. ACT-OA clinical trial in 2015, but continue to sponsor the U.S. STAR clinical trial, a trial for treatment of impaired hand function in scleroderma, and support two physician initiated non-U.S. trials, ADRESU, a Japanese trial for treatment of men with urinary incontinence following radical prostatectomy, and SCLERADEC II, a French trial for the treatment of impaired hand function in scleroderma.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion. The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,

	2016	2015

Sales and marketing	$986,000	$810,000
Share-based compensation	49,000	29,000
Total sales and marketing expenses	$1,035,000	$839,000

The increase in sales and marketing expense during the three months ended March 31, 2016 as compared to the same period in 2015 is mainly attributed to the increase in professional services expense of $0.2 million.

Index
The future:  We expect sales and marketing expenditures to stabilize or slightly increase during 2016, associated with investments in our EMEA managed access program and commercial planning activities for hand scleroderma, knee osteoarthritis and stress urinary incontinence.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,

	2016	2015

General and administrative	$2,169,000	$2,216,000
Share-based compensation	117,000	283,000
Total general and administrative expenses	$2,286,000	$2,499,000

The decrease in general and administrative expenses during the three months ended March 31, 2016 as compared to the same period in 2015 is mainly attributed to an increase in sublease income of $0.1 million.

The future:  We expect general and administrative expenditures to remain at current levels or slightly increase throughout 2016.

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

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,

	2016	2015

Cost of product revenues	$16,000	$19,000
Research and development-related	135,000	128,000
Sales and marketing-related	49,000	29,000
General and administrative-related	117,000	283,000
Total share-based compensation	$317,000	$459,000

The decrease in share-based compensation expenses for the three months ended March 31, 2016 as compared to the same period in 2015 is primarily related to the decline in the stock price during the first quarter in 2016 as compared to the same period in 2015, and its corresponding impact into the share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of March 31, 2016, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans was approximately $2.2 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.67 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,

	2016	2015

Change in fair value of warrants	$—	$15,444,000

Index
The change in fair value of our warrant liability for the three months ended March 31, 2016 as compared to the same period in 2015 is due to the fact that all warrants with price reset features were cashless exercised on or before December, 31, 2015.

The future: We do not expect any further changes in fair value of warrant liability, as all of our outstanding warrants with exercise price reset features were settled during December 2015.

Financing items

The following table summarizes interest income, interest expense, and other income for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,

	2016	2015

Interest income	$2,000	$1,000
Interest expense	(657,000)	(1,072,000)
Other income, net	413,000	110,000
Total	$(242,000)	$(961,000)

•	Interest expense decreased for the three months ended March 31, 2016 as compared to the same period in 2015 due to pay down and refinance of principal loan balance in May 2015.

•	The increase in other income, net during the three months ended March 31, 2016 as compared to the same period in 2015 resulted primarily from changes in exchange rates related to transactions in foreign currency.

The future: We expect interest expense in 2016 to decrease as we refinanced and decreased the principal of our outstanding Term Loan with Oxford Finance, LLC in 2015.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2016 and December 31, 2015:

	As of March 31, 2016	As of December 31, 2015

Cash and cash equivalents	$9,358,000	$14,338,000

Current assets	$16,515,000	$21,243,000
Current liabilities	9,684,000	8,437,000
Working capital	$6,831,000	$12,806,000

We incurred net losses of $5.3 million for the three months ended March 31, 2016 and $22.0 million for the three months ended March 31, 2015, respectively.  We have an accumulated deficit of $362 million as of March 31, 2016.  Additionally, we have used net cash of $5 million to fund our operating activities for the three months ended March 31, 2016 and 2015.

To date, these operating losses have been funded primarily from outside sources of invested capital and gross profits.

Index
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

We are pursuing financing opportunities in both the private and public debt and equity markets as well as through strategic corporate partnerships. We have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties. Our efforts in 2014 and 2015 to raise capital took longer than we initially anticipated. We expect to continue to utilize our cash and cash equivalents to fund operations at least through September of 2016, subject to minimum cash and cash liquidity requirements of the Loan and Security Agreement with the Lender, which requires that we maintain at least $5 million of cash on hand to avoid an event of default under the Loan and Security Agreement. We continue to seek additional cash through product revenues, strategic collaborations, and future sales of equity or debt securities. Although there can be no assurance given, we hope to successfully complete one or more additional financing transactions and corporate partnerships in the near-term. Without this additional capital, current working capital and cash generated from sales and containment of operating costs will not provide adequate funding for research, sales and marketing efforts, clinical and preclinical trials, and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this could negatively affect our ability to achieve corporate goals.

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

The following table summarizes our contractual obligations and other commitments at March 31, 2016, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Long-term obligations	$18,789,000	$1,770,000	$14,160,000	$2,859,000	$—
Interest commitment on long-term obligations	3,283,000	1,593,000	1,663,000	27,000	—
Operating lease obligations	3,553,000	2,256,000	1,297,000	—	—
Minimum purchase obligation	6,025,000	1,199,000	2,247,000	2,579,000	—
Joint venture purchase obligation	1,267,000	1,267,000	—	—	—
Clinical research study obligations	5,110,000	4,188,000	922,000	—	—
Total	$38,027,000	$12,273,000	$20,289,000	$5,465,000	$—

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2016 and 2015 is summarized as follows:

	For the three months ended March 31,
	2016	2015

Net cash used in operating activities	$(5,058,000)	$(5,030,000)
Net cash used in investing activities	(69,000)	(187,000)
Net cash provided by financing activities	62,000	3,779,000
Effect of exchange rate changes on cash and cash equivalents	85,000	15,000
Net decrease in cash and cash equivalents	$(4,980,000)	$(1,423,000)

Index
Operating activities

Net cash used in operating activities for the three months ended March 31, 2016 was $5.1 million. Overall, our operational cash use remained materially consistent as compared to the same period in 2015, due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $0.9 million offset by a similar amount related to changes in working capital.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2016 resulted from cash outflows for purchases of tooling equipment of $0.1 million, related to the development of our next generation Celution device. The cash outflow was $0.1 million lower than the same period in 2015 due to expense reduction efforts implemented throughout 2016.

Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2016 related primarily to a sale of common stock through the Company’s ATM offering program. The cash inflow from financing activities was approximately $3.7 million lower than the same period in 2015, primarily due to the fact that there was $3.4 million less in capital raised during the quarter ended March 31, 2016 as compared to the same period in 2015, and an increase of $0.4 million in purchase price payments to Olympus.

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

We believe it is important for you to understand our most critical accounting policies.  Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

The recent accounting pronouncements applicable to the Company remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk related to fluctuations in interest rates and in foreign currency exchange rates. There have been no material changes in our market risks during the quarter ended March 31, 2016.

Interest Rate Exposure

We are not subject to market risk due to fluctuations in interest rates on our long-term obligations as they bear a fixed rate of interest. We might be exposed to increase in interest rates related to future financing activities to support our operations.

Foreign Currency Exchange Rate Exposure

Our exposure to market risk due to fluctuations in foreign currency exchange rates relates primarily to our activities in Europe and Japan.  Transaction gains or losses resulting from cash balances and revenues have not been significant in the past and we are not currently engaged in any hedging activity in the Euro, the Yen or other currencies.  Based on our cash balances and revenues derived from markets other than the United States for the three months ended March 31, 2016, a hypothetical 10% adverse change in the Euro or Yen against the U.S. Dollar would not result in a material foreign currency exchange loss.  Consequently, we do not expect that reductions in the value of such sales denominated in foreign currencies resulting from even a sudden or significant fluctuation in foreign exchange rates would have a direct material impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2016, we were not a party to any material legal proceeding.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 10, 2016		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: May 10, 2016		Tiago Girao
VP of Finance and Chief Financial Officer

Index
Exhibits Index

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 11, 2015)

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014).

10.1	2015 New Employee Incentive Plan (incorporated by reference to our Current Report on Form 8-K filed on January 5, 2016).

10.2	Form of Stock Option Agreement under the New Employee Incentive Plan (incorporated by reference to our Registration Statement on Form S-8, filed on March 15, 2016)

10.3	Form of Notice of Grant of Stock Option under the 2015 New Employee Incentive Plan (incorporated by reference to our Registration Statement on Form S-8, filed on March 15, 2016)

10.4	Amendment Two to Joint Venture Termination Agreement, dated January 8, 2016, by and between the Company and Olympus Corporation (filed with this Form 10-Q)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*      These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350 and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.