Form 10-K/A
period 2015-12-31
CYTORI THERAPEUTICS, INC.
filed 2016-09-30
CIK 1095981

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of August 31, 2016, there were 20,494,369 shares of the registrant’s common stock outstanding. This outstanding share total reflects a 1-for-15 reverse stock split that was consummated by the registrant in May 2016.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Cytori Therapeutics, Inc. (the “Company”) for the fiscal year ended December 31, 2015 (the “2015 Form 10-K)”, that was filed with the Securities and Exchange Commission on March 11, 2016.  The purpose of the Amendment is solely to correct a typographical error in the fiscal year-end date in Exhibit 32 of the 2015 Form 10-K.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2012	—	—	65,914,050	$66,000	$281,117,000	$(274,728,000)	—	$6,455,000
Stock-based compensation expense	—	—	—	—	$3,608,000	—	—	$3,608,000
Issuance of common stock under stock option plan and employee stock purchase plan	—	—	338,325	—	$225,000	—	—	$225,000
Sale of common stock, net	—	—	5,053,000	$5,000	$17,811,000	—	—	$17,816,000
Allocation of fair value for debt-related warrants	—	—	—	—	$949,000	—	—	$949,000
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	$256,000	$256,000
Net loss for the year ended December 31, 2013	—	—	—	—	—	$(26,177,000)	—	$(26,177,000)
Balance at December 31, 2013	—	—	71,305,375	$71,000	$303,710,000	$(300,905,000)	$256,000	$3,132,000
Stock-based compensation expense	—	—	—	—	$3,101,000	—	—	$3,101,000
Issuance of common stock under stock option plan and employee stock purchase plan	—	—	204,288	—	$92,000	—	—	$92,000
Sale of common stock, net	—	—	8,048,584	$8,000	$18,582,000	—	—	$18,590,000
Issuance of Series A 3.6% Convertible Preferred Stock, net	13,500	—	—	—	$2,235,000	—	—	$2,235,000
Conversion of Series A 3.6% Convertible Preferred Stock into common stock	(8,189)	—	15,747,397	$16,000	—	—	—	$16,000
Issuance of common stock under stock warrant agreement	—	—	4,042,733	$4,000	$4,052,000	—	—	$4,056,000
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	$444,000	$444,000
Net loss for the year ended December 31, 2014	—	—	—	—	—	$(37,368,000)	—	$(37,368,000)
Balance at December 31, 2014	5,311	—	99,348,377	$99,000	$331,772,000	$(338,273,000)	$700,000	$(5,702,000)
Stock-based compensation expense	—	—	—	—	$2,041,000	—	—	$2,041,000
Issuance of common stock under stock option plan and employee stock purchase plan			231,558	—	27,000			$27,000
Conversion of Series A 3.6% Convertible Preferred Stock into common stock	(5,311)	—	10,214,143	$10,000	$(12,000)	—	—	$(2,000)
Issuance of common stock under stock warrant agreement, net	—	—	46,853,649	$47,000	$22,766,000	—	—	$22,813,000
Sale of common stock, net	—	—	38,410,668	$39,000	$10,662,000	—	—	$10,701,000
Allocation of fair value for debt-related warrants	—	—	—	—	$776,000	—	—	$776,000
Accumulated other comprehensive income (loss)	—	—	—	—	—	—	$296,000	$296,000
Net loss for the year ended December 31, 2015	—	—	—	—	—	$(18,744,000)	—	$(18,744,000)
Balance at December 31, 2015	—	—	195,058,395	$195,000	$368,032,000	$(357,017,000)	$996,000	$12,206,000

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(18,744,000)	$(37,368,000)	$(26,177,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,093,000	779,000	1,630,000
Amortization of deferred financing costs and debt discount	979,000	1,220,000	893,000
Joint venture acquisition obligation accretion	365,000	579,000	204,000
Provision for doubtful accounts	(105,000)	1,084,000	1,141,000
Provision for expired enzymes	—	313,000	—
Change in fair value of warrants	(7,668,000)	(369,000)	(418,000)
Change in fair value of option liability	—	—	(2,250,000)
Stock-based compensation	2,041,000	3,101,000	3,608,000
Equity loss from investment in joint venture	—	—	48,000
Gain (loss) on asset disposal	8,000	(33,000)	257,000
Gain on previously held equity interest in Joint Venture	—	—	(4,892,000)
Gain on sale of assets	—	—	(4,453,000)
Loss on debt extinguishment	260,000	—	708,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	328,000	2,057,000	(1,209,000)
Inventories	490,000	(815,000)	(459,000)
Other current assets	(637,000)	510,000	(24,000)
Other assets	363,000	11,000	(854,000)
Accounts payable and accrued expenses	1,045,000	(1,147,000)	(409,000)
Deferred revenues, related party	—	—	(638,000)
Deferred revenues	3,000	(100,000)	(1,223,000)
Long-term deferred rent	(289,000)	(152,000)	(46,000)
Net cash used in operating activities	(20,468,000)	(30,330,000)	(34,563,000)
Cash flows from investing activities:
Purchases of property and equipment	(611,000)	(764,000)	(519,000)
Expenditures for intellectual property	(13,000)	(255,000)	—
Proceeds from sale of assets	11,000	76,000	5,000,000
License agreement termination fee	—	(400,000)	(800,000)
Cash acquired in purchase of joint venture	—	—	5,000
Net cash (used in) provided by investing activities	(613,000)	(1,343,000)	3,686,000
Cash flows from financing activities:
Principal payments on long-term debt obligations	(25,032,000)	(1,962,000)	(22,304,000)
Proceeds from long-term obligations	17,700,000	—	27,000,000
Debt issuance costs and loan fees	(1,854,000)	—	(1,744,000)
Joint venture purchase payments	(1,623,000)	(2,262,000)	(221,000)
Proceeds from exercise of employee stock options and warrants and stock purchase plan	4,997,000	4,151,000	225,000
Proceeds from issuance of common stock	29,054,000	19,001,000	18,000,000
Proceeds from issuance of preferred stock	—	13,500,000	—
Costs from sale of common stock	(2,370,000)	(425,000)	(184,000)
Costs from sale of preferred stock	—	(1,129,000)	—
Dividends paid on preferred stock	(75,000)	—	—
Net cash provided by financing activities	20,797,000	30,874,000	20,772,000
Effect of exchange rate changes on cash and cash equivalents	—	(85,000)	(106,000)
Net decrease in cash and cash equivalents	(284,000)	(884,000)	(10,211,000)
Cash and cash equivalents at beginning of year	14,622,000	15,506,000	25,717,000
Cash and cash equivalents at end of year	$14,338,000	$14,622,000	$15,506,000

	For the Years Ended December 31,
	2015	2014	2013
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,994,000	$2,588,000	$2,252,000
Final payment fee on long-term debt	1,839,000	—	1,078,000
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	10,000	$16,000	$—
Declared dividend related to preferred stock	3,000	72,000	—
Fair value of warrants allocated to additional paid-in capital	776,000	—	949,000
Fair value of intangible assets acquired	—	—	9,394,000
Fair value of tangible assets acquired	—	—	260,000
Joint venture purchase obligation	—	—	4,709,000
Fair value of previously held equity interest at acquisition date	—	—	4,928,000

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

*Current monthly payment is inclusive of interest only

**3 month LIBOR rate with a floor of 1% plus 7.95%

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
September 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David M. Rickey	Chairman of the Board of Directors	September 30, 2016
David M. Rickey

/s/ Marc H. Hedrick, MD	President & Chief Executive Officer (Principal Executive Officer)	September 30, 2016
Marc H. Hedrick, MD

/s/ Tiago M. Girão	VP of Finance and Chief Financial Officer (Principal Financial Officer)	September 30, 2016
Tiago M. Girão

/s/ Paul W. Hawran	Director	September 30, 2016
Paul W. Hawran

/s/ Gail K. Naughton, PhD	Director	September 30, 2016
Gail K. Naughton, PhD

/s/ Richard J. Hawkins	Director	September 30, 2016
Richard J. Hawkins

/s/ Gary A. Lyons	Director	September 30, 2016
Gary A. Lyons

EXHIBIT INDEX

CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1**	Composite Certificate of Incorporation.	X

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc.		8-K	001-34375	05/06/2014

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-034375	10/08/2014

4.1	Warrant to Purchase Common Stock issued by the Company on October 14, 2008 in favor of Silicon Valley Bank, pursuant to the Loan and Security Agreement dated October 14, 2008.		10-K	000-32501 Exhibit 10.62	03/06/2009

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

			8-K	001-34375 Exhibit 10.87	09/15/2011

4.9	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.17	08/09/2013

4.10	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.18	08/09/2013

4.12	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.19	08/09/2013

4.13	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.20	08/09/2013

4.14	Warrant to Purchase Common Stock issued by the Company on June 28, 2013 in favor of Silicon Valley Bank pursuant to the Loan and Security Agreement dated June 28, 2013.		10-Q	001-34375 Exhibit 4.21	08/09/2013

4.15	Form of Warrant to Purchase Common Stock for Investors in the Units		8-K	001-34375	05/30/2014

4.16	Form of Warrant to Purchase Common Stock for Placement Agent of the Units		8-K	001-34375	05/30/2014

CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed

4.17	Form of Amendment to Warrant to Purchase Common Stock.		8-K	001-34375	09/08/2014

4.18	Form of Warrant to Purchase Common Stock.		8-K	001-34375	09/08/2014

4.19	Form of Warrant for Purchasers in the Units		8-K	001-034375	10/08/2014

4.20	Form of Initial Warrant to Purchase Common Stock		8-K	001-034375	05/05/2015

4.21	Form of Additional Warrant to Purchase Common Stock		8-K	001-034375	05/05/2015

4.22	Form of Pre-Funded Warrant to Purchase Common Stock		8-K	001-034375	05/05/2015

4.23**	Amendment to Common Stock Purchase Warrant	X

4.24**	Amendment to Series A-1 Warrant to Purchase Common Stock	X

4.25**	Amendment to Series A-2 Warrant to Purchase Common Stock	X

10.1#	Amended and Restated 1997 Stock Option and Stock Purchase Plan.		10	000-32501 Exhibit 10.1	03/30/2001

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

			8-K	001-34375	08/19/2014

10.103	Confidential Separation Agreement and General Release of all claims dated October 2, 2014, by and among the Company, and Clyde Shores.		10-Q	001-34375	11/06/2014

10.104	Form of Securities Purchase Agreement by and between Cytori Therapeutics, Inc. and the Purchasers (as defined therein), dated as of October 8, 2014.		8-K	001-034375	10/08/2014

10.105	Placement Agency Agreement, dated October 8, 2014, between Cytori Therapeutics, Inc. and Roth Capital Partners, LLC.		8-K	001-034375	10/08/2014

10.106	Amendment One to the Securities Purchase Agreement, dated March 16, 2015, between the Company and certain institutional investors		10-Q	001-034375	05/11/2015

10.107	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Cytori Therapeutics, Inc. and the investors named therein		8-K	001-034375	05/05/2015

10.108	Placement Agency Agreement, dated May 5, 2015, by and between Cytori Therapeutics, Inc. and Mizuho Securities USA Inc.		8-K	001-034375	05/05/2015

10.109	Amendment One to Joint Venture Termination Agreement, dated April 30, 2015, by and between Cytori Therapeutics, Inc. and Olympus Corporation		8-K	001-034375	05/05/2015

10.110	Loan and Security Agreement, dated May 29, 2015, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC		10-Q	001-034375	08/10/2015

10.111**	Amendment One to the Securities Purchase Agreement between the Company and certain institutional investors dated May 5, 2015	X

10.112#	2015 New Employee Incentive Plan		8-K	001-034375	01/05/ 2016

10.113#**	Form of Agreement for Acceleration and/or Severance	X

CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed

23.1**	Consent of KPMG LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Schema Document	X

101.CAL**	XBRL Calculation Linkbase Document	X

101.DEF**	XBRL Definition Linkbase Document	X

101.LAB**	XBRL Label Linkbase Document	X

*	XBRL Presentation Linkbase Document	X

+	Confidential treatment has been granted with respect to certain portions of this exhibit.
#	Indicates management contract or compensatory plan or arrangement.
**	Previously filed.