Form 10-Q
period 2016-09-30
CYTORI THERAPEUTICS, INC.
filed 2016-11-09
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 20,500,553 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

INDEX

			Page
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited)	3

		Consolidated Condensed Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4

		Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)	5

		Notes to Consolidated Condensed Financial Statements (unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	23
	Item 1A.	Risk Factors	23
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
	Item 3.	Defaults Upon Senior Securities	25
	Item 4.	Mine Safety Disclosures	25
	Item 5.	Other Information	25
	Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	As of September 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$14,924,000	$14,338,000
Accounts receivable, net of reserves of $173,000 and $797,000 in 2016 and 2015, respectively	918,000	1,052,000
Inventories, net	3,946,000	4,298,000
Other current assets	1,253,000	1,555,000
Total current assets	21,041,000	21,243,000
Property and equipment, net	1,292,000	1,631,000
Restricted cash and cash equivalents	350,000	350,000
Other assets	1,474,000	1,521,000
Intangibles, net	8,763,000	9,031,000
Goodwill	3,922,000	3,922,000
Total assets	$36,842,000	$37,698,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,637,000	$6,687,000
Current portion of long-term obligations, net of discount	5,267,000	—
Joint venture purchase obligation	—	1,750,000
Total current liabilities	10,904,000	8,437,000
Deferred revenues	97,000	105,000
Long-term deferred rent and other	41,000	269,000
Long-term obligations, net of discount, less current portion	12,130,000	16,681,000
Total liabilities	23,172,000	25,492,000
Commitments and contingencies
Stockholders’ equity:
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued; no shares outstanding in 2016 and 2015	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,495,069 and 13,003,893 shares issued and outstanding in 2016 and 2015, respectively	20,000	13,000
Additional paid-in capital	387,119,000	368,214,000
Accumulated other comprehensive income	675,000	996,000
Accumulated deficit	(374,144,000)	(357,017,000)
Total stockholders’ equity	13,670,000	12,206,000
Total liabilities and stockholders’ equity	$36,842,000	$37,698,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenues	$731,000	$766,000	$3,190,000	$3,281,000
Cost of product revenues	618,000	502,000	1,770,000	2,395,000
Gross profit	113,000	264,000	1,420,000	886,000
Development revenues:
Government contracts and other	1,879,000	1,711,000	5,163,000	5,002,000
	1,879,000	1,711,000	5,163,000	5,002,000
Operating expenses:
Research and development	3,960,000	4,352,000	13,334,000	14,363,000
Sales and marketing	818,000	566,000	2,742,000	2,059,000
General and administrative	2,011,000	2,370,000	6,625,000	7,662,000
Change in fair value of warrant liabilities	—	(7,310,000)	—	(4,988,000)
Total operating expenses	6,789,000	(22,000)	22,701,000	19,096,000
Operating (loss) income	(4,797,000)	1,997,000	(16,118,000)	(13,208,000)
Other income (expense):
Income (loss) on asset disposal	—	(3,000)	2,000	6,000
Loss on debt extinguishment	—	—	—	(260,000)
Interest income	4,000	3,000	8,000	6,000
Interest expense	(645,000)	(669,000)	(1,947,000)	(2,677,000)
Other income, net	54,000	199,000	928,000	152,000
Total other expense	(587,000)	(470,000)	(1,009,000)	(2,773,000)
Net (loss) income	$(5,384,000)	$1,527,000	$(17,127,000)	$(15,981,000)
Beneficial conversion feature for convertible preferred stock	—	—	—	(661,000)
Net (loss) income allocable to common stockholders	$(5,384,000)	$1,527,000	$(17,127,000)	$(16,642,000)
Net income (loss) per share allocable to common stockholders
Basic	$(0.26)	$0.15	$(1.06)	$(1.87)
Diluted	$(0.26)	$0.15	$(1.06)	$(1.87)
Weighted average shares used in calculating net income (loss) per share allocable to common stockholders
Basic	20,493,840	10,253,231	16,147,042	8,878,276
Diluted	20,493,840	10,531,264	16,147,042	8,878,276
Comprehensive (loss) income:
Net (loss) income	$(5,384,000)	$1,527,000	$(17,127,000)	$(15,981,000)
Other comprehensive (loss) income – foreign currency translation adjustments	58,000	110,000	(321,000)	361,000
Comprehensive (loss) income	$(5,326,000)	$1,637,000	$(17,448,000)	$(15,620,000)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,127,000)	$(15,981,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	794,000	761,000
Amortization of deferred financing costs and debt discount	714,000	714,000
Joint Venture acquisition obligation accretion	24,000	340,000
Provision for expired inventory	26,000	—
Change in fair value of warrants	—	(4,988,000)
Stock-based compensation expense	925,000	1,617,000
Loss on asset disposal	2,000	5,000
Loss on debt extinguishment	—	260,000
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	91,000	131,000
Inventories	190,000	(10,000)
Other current assets	205,000	(258,000)
Other assets	32,000	762,000
Accounts payable and accrued expenses	(1,013,000)	870,000
Deferred revenues	(8,000)	41,000
Long-term deferred rent	(227,000)	(210,000)
Net cash used in operating activities	(15,372,000)	(15,946,000)
Cash flows from investing activities:
Purchases of property and equipment	(110,000)	(544,000)
Expenditures for intellectual property	—	(13,000)
Net cash used in investing activities	(110,000)	(557,000)
Cash flows from financing activities:
Principal payments on long-term obligations	—	(25,032,000)
Proceeds from long-term obligations	—	17,700,000
Debt issuance costs and loan fees	—	(1,854,000)
Joint Venture purchase payments	(1,774,000)	(1,623,000)
Proceeds from exercise of employee stock options and warrants	—	4,986,000
Proceeds from sale of common stock, net	17,702,000	26,749,000
Dividends paid on preferred stock	—	(75,000)
Net cash provided by financing activities	15,928,000	20,851,000
Effect of exchange rate changes on cash and cash equivalents	140,000	—
Net increase in cash and cash equivalents	586,000	4,348,000
Cash and cash equivalents at beginning of period	14,338,000	14,622,000
Cash and cash equivalents at end of period	$14,924,000	$18,970,000
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,213,000	$1,607,000
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	—	10,000
Declared dividend related to preferred stock	—	3,000

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2015 has been derived from the audited financial statements at December 31, 2015, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (collectively, the “Company”) have been included.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016.

On May 10, 2016, following stockholder and Board approval, an amendment (the “Amendment”) to the Company’s amended and restated certificate of incorporation, as amended was filed and declared effective, which Amendment effectuated a one-for-fifteen (1:15) reverse stock split of the Company’s (i) outstanding common stock, and (ii) common stock reserved for issuance upon exercise of outstanding warrants and options (the “1:15 Reverse Stock Split”).  Upon effectiveness of the 1:15 Reverse Stock Split, the number of shares of the Company’s common stock (x) issued  and  outstanding  decreased from  approximately  200  million  shares  (as of May 10, 2016) to  approximately  13.3  million  shares; (y) reserved for issuance upon exercise of outstanding warrants and options decreased from approximately 16 million shares to approximately 1.1 million shares, and (z) reserved but unallocated under our current equity incentive plans (including the stockholder-approved share increase to the Company’s 2014 Equity Incentive Plan) decreased from approximately 6.5 million common shares to approximately 0.4 million common shares. In connection with the 1:15 Reverse Stock Split, the Company also decreased the total number of its authorized shares of common stock from 290 million to 75 million. The number of authorized shares of preferred stock remained unchanged. Following the 1:15 Reverse Stock Split, certain reclassifications have been made to the prior periods’ financial statements to conform to the current period's presentation. The Company adjusted stockholders’ equity to reflect the 1:15 Reverse Stock Split by reclassifying an amount equal to the par value of the shares eliminated by the split from common stock to the Additional Paid-in Capital during the first quarter of fiscal 2016, resulting in no net impact to stockholders' equity on our consolidated balance sheets. The Company’s shares of common stock commenced trading on a split-adjusted basis on May 12, 2016. Proportional adjustments for the reverse stock split were made to the Company's outstanding stock options, warrants and equity incentive plans for all periods presented.

The following table provides a brief description of recent accounting pronouncements that had and/or could have a material impact on the Company’s consolidated condensed financial statements. The Company is currently evaluating the impact of adopting the following standards on its consolidated financial statements.

New Accounting Standards

ASU Number and Name	Description	Date of Adoption
2016-15, Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the emerging issues take force)

This standard addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. Transition method: prospectively.

January 1, 2018. Early adoption is permitted.

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

The amendments in this update will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern and, if management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, to disclose in the notes to the entity’s financial statements the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of their significance, and management’s plans that alleviated or are intended to alleviate substantial doubt about the entity’s ability to continue as a going concern. After adoption at December 31, 2016, the Company will apply this guidance to assess going concern.

Annual period ending after December 15, 2016. Early adoption is permitted.

2.	Use of Estimates

The preparation of Consolidated Condensed Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, reviewing goodwill and intangible assets for impairment, valuing warrants, determining the assumptions used in measuring share-based compensation expense, measuring accretion expense related to our acquisition of the joint venture, and valuing allowances for doubtful accounts and inventory reserves.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the Consolidated Condensed Financial Statements in the periods they are determined to be necessary.

3.	Liquidity

We incurred net losses of $5.4 million and $17.1 million for the three and nine months ended September 30, 2016, respectively, and incurred net income of $1.5 million and a net loss of $16.0 million for the three and nine months ended September 30, 2015, respectively.  We have an accumulated deficit of $374.1 million as of September 30, 2016.  Additionally, we have used net cash of $15.4 million and $15.9 million to fund our operating activities for the nine months ended September 30, 2016 and 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed Rights Offering (discussed below), our at-the-market equity facility, our Loan and Security Agreement with Oxford Finance, LLC and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations.

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

Pursuant to this securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, the Company believes it has sufficient cash to fund operations through Q2 2017. The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under our awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives.

Should we be unable to raise additional cash from outside sources, this will have an adverse impact on our operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

4.	Transactions with Olympus Corporation

Under our Joint Venture Termination Agreement (“Termination Agreement”), dated May 8, 2013, with Olympus Corporation (“Olympus”), we were required to pay Olympus a total purchase price of $6.0 million within two years of the date of the Termination Agreement. Pursuant to amendments to the Joint Venture Termination Agreement, dated April 30, 2015 and January 8, 2016, the Company’s repayment obligations were extended through May 8, 2016.  We made payments under the Termination Agreement totaling approximately $4.2 million through December 31, 2015, as well as separate payments of $0.5 million each in January 2016 and April 2016, and paid the remaining balance of $0.8 million before the May 8, 2016 due date. There were no outstanding obligations to Olympus as of September 30, 2016.

5.	Long-term Debt

On May 29, 2015, we entered into the Loan and Security Agreement, dated May 29, 2015 (“Loan Agreement”), with Oxford Finance LLC (“Oxford”), pursuant to which it funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the Loan Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan Agreement, we were previously required to make interest only payments through June 1, 2016 and thereafter we were required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term loan through June 1, 2019, the maturity date. On February 23, 2016, we received an acknowledgement and agreement from Oxford related to the positive data on our U.S. ACT-OA clinical trial. As a result, pursuant to the Loan Agreement, the period for which we are required to make interest-only payments was extended from July 1, 2016 to January 1, 2017. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, we are required to make a final payment in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to Oxford warrants to purchase an aggregate of 94,441 shares of our common stock at an exercise price of $10.35 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified.

In connection with the Loan Agreement, we prepaid all outstanding amounts under our prior loan agreement with Oxford and Silicon Valley Bank, at which time the Company’s obligations under the prior loan agreement immediately terminated. We paid approximately $25.4 million to Oxford and Silicon Valley Bank, consisting of the then outstanding principal balance due of approximately $23.4 million, accrued but unpaid interest of approximately $0.2 million, final payment and other agency fees of approximately $1.8 million and other customary lender fees and expenses.

For Oxford, we accounted for this Term Loan as a debt modification.  We retired $3.1 million of the principal of the previous loan and the corresponding unamortized fees were expensed. The remaining fees of $0.8 million were recorded as debt discount, and along with the new loan fees, are amortized as an adjustment of interest expense using the effective interest method.  For Silicon Valley Bank, which did not participate in the Term Loan, the payoff of the loan was accounted for as debt extinguishment.  Accordingly, a total loss on debt extinguishment of $0.3 million was recorded in the second quarter of 2015, which includes the unamortized fees and discounts along with final payment fees.

We allocated the aggregate proceeds of the Term Loan between the warrants and the debt obligations based on their relative fair values.  The fair value of the warrants issued to Oxford was calculated utilizing the Black-Scholes option pricing model. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period. The risk-free interest rate for period within the contractual life of the warrant is based on the U.S. Treasury yield in effect at the time of grant. We amortize the relative fair value of the warrants at the issuance date as a discount of $0.8 million over the term of the loan using the effective interest method, with an effective interest rate of 14.95%. The Term Loan is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, subject to certain exceptions set forth in the Loan Agreement and excluding its intellectual property assets, which are subject to a negative pledge. The minimum liquidity covenant is $5 million. As of September 30, 2016 we were in compliance with the debt covenants.

6.	Revenue Recognition

Concentration of Significant Customers

Three distributors and two direct customers comprised 80% of our revenue recognized for the nine months ended September 30, 2016.  Two distributors and one direct customer accounted for 28% of total outstanding accounts receivable (excluding receivables from BARDA as of September 30, 2016.

Two distributors and three direct customers comprised 67% of our revenue recognized for the nine months ended September 30, 2015.  Three distributors and three direct customers accounted for 63% of total outstanding accounts receivable as of September 30, 2015.

Product revenues, classified by geographic location, are as follows:

	Three months ended				Nine months ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$79,000	11%	$120,000	16%	$670,000	21%	$597,000	18%
Japan	575,000	79%	451,000	58%	2,232,000	70%	1,408,000	43%
EMEA	76,000	10%	75,000	10%	281,000	9%	491,000	15%
Asia Pacific	1,000	0%	120,000	16%	7,000	0%	785,000	24%
Total product revenues	$731,000	100%	$766,000	100%	$3,190,000	100%	$3,281,000	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $1.9 million and $5.2 million in BARDA revenue for the three and nine months ended September 30, 2016, respectively, as compared to $1.7 million and $5.0 million for the three and nine months ended September 30, 2015, respectively.

7.	Inventories

Inventories are carried at the lower of cost or market, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$831,000	$1,009,000
Work in process	934,000	816,000
Finished goods	2,181,000	2,473,000
	$3,946,000	$4,298,000

8.	Earnings per Share

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three and nine month periods ended September 30, 2016 and nine-month period ended September 30, 2015, as their inclusion would be antidilutive.  We have included 0.3 million dilutive securities for the purposes of calculating earnings per share for the three months ended September 30, 2015. Potentially dilutive common shares excluded from the calculations of diluted loss per share was 4.3 million as of September 30, 2016, which includes 3.5 million outstanding warrants and 0.8 million options and restricted stock awards.

9.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress.  As of September 30, 2016, we have clinical research study obligations of $4.3 million, $3.6 million of which are expected to be complete within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We lease facilities for our headquarters office location as well as international office locations. As of September 30, 2016, we have remaining lease obligations of $2.5 million, $2.2 million of which are expected to be completed within a year.

We are party to an agreement with Roche Diagnostics Corporation which requires us to make certain product purchase minimums. Pursuant to the agreement, as of September 30, 2016, we have a minimum purchase obligation of $5.9 million, $1.3 million of which is expected to be completed within a year.

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

As of September 30, 2016 and as of December 31, 2015, the Company did not have any assets or liabilities measured at fair value presented on the Company’s balance sheets.

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

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2016 and December 31, 2015, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

At September 30, 2016 and December 31, 2015, the aggregate fair value and the carrying value of the Company’s long-term debt were as follows:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt	$17,393,000	$17,397,000	$16,844,000	$16,681,000

Carrying value is net of debt discount of $1.4 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively.

The fair value of debt is classified as Level 3 in the fair value hierarchy as some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means.

12.	Stockholders’ Equity

Preferred Stock

We have authorized 5 million shares of $0.001 par value preferred stock. Our Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.  There were 13,500 shares of Series A 3.6% Convertible Preferred Stock that had been issued at September 30, 2016 and December 31, 2015, none of which were outstanding as of either date.

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

Common Stock

In May 2015, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell up to $25.0 million of units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock, in a registered direct offering.  The purchase and sale of the units took place in two separate closings.  At the initial closing, which took place on May 8, 2015, the Company received approximately $17.4 million in net proceeds from the sale of units. The second closing occurred on August 27, 2015 upon satisfaction of certain conditions, including, without limitation, stockholder vote, and the Company received approximately $2.1 million in net proceeds from the sale of 500,000 units of the 1,000,000 units available for sale at the second closing.

On December 17, 2015, the Company and the holders of October 2014 warrants agreed to amend the October 2014 Warrants pursuant to an Amendment to Common Stock Purchase Warrant (the “2014 Amendment”). Also on December 17, 2015, the Company and the holders of the May 2015 Warrants and the August 2015 Warrants (collectively the “2015 Warrants”) agreed to amend the 2015 Warrants pursuant to an Amendment to Series A-1 Warrant to Purchase Common Stock and Amendment to Series A-2 Warrant to Purchase Common Stock, respectively (the “2015 Amendment” and, together with the 2014 Amendment, the “Warrant Amendments”). The Warrant Amendments provided that the holders may exercise their warrants on a “cashless exercise” basis in whole on or prior to December 31, 2015, whereby each exercising holder of the amended 2015 Warrants would receive 0.75 shares for each warrants share exercised and each exercising holder of the amended 2014 Warrants would receive 0.69 shares for each warrant share exercised. In addition, the Warrant Amendments removed certain provisions which provided that the exercise price of the Warrants would be reset in the event of certain equity issuances by the Company for a price below the exercise price of the Warrants at the time of such issuance. All 2014 Warrants and all 2015 Warrants were cashless exercised on or before December 31, 2015.

From January 1, 2016 and through September 30, 2016, we sold 766,382 shares of our common stock under an at-the-market offering program (“ATM”), receiving total net proceeds of approximately $2.7 million.

Pursuant to a registration statement on Form S-1, originally filed on April 6, 2016, as amended (the “Registration Statement”), and declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 26, 2016, and related prospectus (as supplemented), the Company registered, offered and sold to its participating stockholders of record as of the announced May 20, 2016 record date, one non-transferable subscription right for each share of common stock held by each stockholder as of the record date (the “Rights Offering”). Each right entitled the holder thereof to purchase one unit at the subscription price of $2.55 per unit, composed of one share of common stock and 0.5 of a warrant, with each whole warrant exercisable to purchase one share of common stock at an exercise price of $3.06 per share for 30 months from the date of issuance.  Pursuant to the Rights Offering, which closed on June 15, 2016, the Company sold an aggregate of 6,704,852 units, resulting in total net proceeds to the Company of $15.3 million, respectively.  The warrants issued pursuant to the Rights Offering are currently listed on NASDAQ under the symbol “CTYXW.”  Based on the relevant authoritative accounting guidance, the warrants were equity classified at the issuance date. The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $7.65 per share for 10 consecutive trading days.

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

These statements include, without limitation, statements about our anticipated expenditures, including research and development, sales and marketing, and general and administrative expenses; the potential size of the market for our products; future development and/or expansion of our products and therapies in our markets, our ability to generate  product or development revenues and the sources of such revenues; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Stock Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our need and ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described under the “Risk Factors” in Item 1A of Part I below, which we encourage you to read carefully.

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

General

We develop cellular therapeutics uniquely formulated and optimized for specific diseases and medical conditions and related products. Lead therapeutics in our pipeline are currently targeted for impaired hand function in scleroderma, osteoarthritis of the knee, stress urinary incontinence, and deep thermal burns including those complicated by radiation exposure.

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

With respect to the remainder of our clinical pipeline, we received Investigational Device Exemption, or IDE, approval from the U.S. Food and Drug Administration, or the FDA, in late 2014 for our phase II ACT-OA osteoarthritis study and in early 2015 we initiated this study, and enrollment was completed in June 2015. The 48-week analysis was performed as planned and the top-line data are described in the “Osteoarthritis” section below. In July 2015, a Company-supported male stress urinary incontinence, or SUI, trial in Japan for male prostatectomy patients (after prostate surgery) received approval to begin enrollment from the Japanese Ministry of Health, Labor and Welfare, or MHLW. Patient enrollment is ongoing. Partial funding of this study is granted by AMED (Japan Agency for Medical Research and Development). The goal of this investigator-initiated trial is to gain regulatory approval in Japan of Cytori Cell Therapy for this indication. We are also developing a treatment for thermal burns combined with radiation injury under a contract from the Biomedical Advanced Research Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services. We are also exploring other development opportunities in a variety of other conditions.

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

In January 2015, the FDA granted IDE approval for a pivotal clinical trial, named the “STAR” trial, to evaluate Cytori Cell Therapy as a potential treatment for impaired hand function in scleroderma. The STAR trial is a 48-week, randomized, double blind, placebo-controlled pivotal clinical trial of 88 patients in the U.S. The trial evaluates the safety and efficacy of a single administration of ECCS-50 in patients with scleroderma affecting the hands and fingers. The STAR trial uses the Cochin Hand Function Scale, or CHFS, a validated measure of hand function, as the primary endpoint measured at six months after a single administration of ECCS-50 or placebo. Patients in the placebo group will be eligible for crossover to the active arm of the trial after all patients have completed 48 weeks of follow up. In February 2015, the FDA approved our request to increase the number of investigational sites from 12 to up to 20. The increased number of sites served to broaden the geographic coverage of the trial and facilitate trial enrollment. The enrollment of this trial began in August 2015 and was completed at 88 patients in June 2016.  We anticipate that we will receive 48-week follow-up data on this phase III pivotal clinical trial in mid-2017.

The STAR trial is predicated on a completed investigator-initiated pilot 12-patient, open-label phase I trial performed in France termed SCLERADEC I. The SCLERADEC I trial received partial support from Cytori. The six-month results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrated approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function. Patients perceived their health status to be improved as shown by a 45.2% and 42.4% decrease of the Scleroderma Health Assessment Questionnaire, or SHAQ, at month 2 (p=0.001) and at month 6 (p=0.001), respectively. A 47% and 56% decrease of the CHFS at month 2 and month 6 in comparison to baseline was observed (p<0.001 for both). Grip strength increased at month 6 with a mean improvement of +4.8±6.4 kg for the dominant hand (p=0.033) and +4.0±3.5 kg for the non-dominant hand (p=0.002). Similarly, an increase in pinch strength at month 6 was noted with a mean improvement of +1.0±1.1 kg for the dominant hand (p=0.009) and +0.8±1.2 kg for the non-dominant hand (p=0.050). Among subjects having at least one digital ulcer, or DU, at inclusion, total number of DU decreased, from 15 DUs at baseline, 10 at month 2 and 7 at month 6. The average reduction of the Raynaud’s Condition Score from baseline was 53.7% at month 2 (p<0.001) and 67.5% at month 6 (p<0.001). Hand pain showed a significant decrease of 63.6% at month 2 (p=0.001) and 70% at month 6 (p<0.001). One year results were published in September 2015 in the journal Rheumatology. Relative to baseline, the CHFS and the SHAQ improved by 51.3% and 46.8% respectively (p<0.001 for both). The Raynaud’s score improved by 63.2% from baseline (p<0.001). Other findings at one-year included a 30.5% improvement in grip strength (p=0.002) and a 34.5% improvement in hand pain (p=0.052). In February 2016, two-year follow up data in the SCLERADEC I trial was presented at the Systemic Sclerosis World Congress, which demonstrated sustained improvement in the following four key endpoints: Cochin Hand Function Score (CHFS), Scleroderma Health Assessment Questionnaire, Raynaud’s Condition Score (which assesses severity of Raynaud’s Phenomenon), and hand pain, as assessed by a standard visual analogue scale. The major findings at 24 months following a single administration of ECCS-50 were as follows:

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

In 2014, Drs. Guy Magalon and Brigitte Granel, under the sponsorship of the Assistance Publique - Hôpitaux de Marseille, submitted a study for review for a follow-up phase III randomized, double-blind, placebo-controlled trial in France using Cytori Cell Therapy, to be supported by Cytori. The trial name is SCLERADEC II and was approved by the French government in April 2015. Enrollment of this trial commenced in October 2015 and is ongoing. Patients will be followed for a 6-month post-procedure.

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

In the later part of 2014, we received approval by the FDA to begin an exploratory U.S. IDE pilot (phase II) trial of Cytori Cell Therapy (ECCO-50) in patients with osteoarthritis of the knee. The trial, called ACT-OA, is a 94-patient, randomized, double-blind, placebo controlled study involving two doses of Cytori Cell Therapy, a low dose and a high dose, and was conducted over 48 weeks. The randomization is 1:1:1 between the control, low and high dose groups. Enrollment on this trial began in February 2015 and was completed in June 2015. The goal of this proof-of-concept trial is to help determine: (1) safety and feasibility of the ECCO-50 therapeutic for osteoarthritis, (2) provide dosing guidance and (3) explore key trial endpoints useful for a phase III trial.

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

•

Consistent trends observed in most secondary endpoints at 12, 24 and 48 weeks in the target knee of the treated group relative to placebo control group; 12-week primary endpoint of single pain on walking question did not achieve statistical significance.

•

Consistent trends observed in all 6 pre-specified MRI Osteoarthritis Knee Score (MOAKS) classification scores suggesting decrease in target knee joint pathologic features at 48 weeks for the treated group relative to placebo control group. The differences against placebo favored ADRCs specifically in the number of bone marrow lesions, the percentage of the bone marrow lesion that is not a cyst, the size of the bone marrow lesions as a percentage of the total sub-region volume, percentage of full thickness cartilage loss, cartilage loss as a percentage of cartilage surface area and the size of the largest osteophyte.

In summary, the ACT-OA phase II trial demonstrated feasibility of same day fat harvesting, cell processing and intraarticular administration of autologous ADRCs (ECCO-50) with a potential for a cell benefit effect. Additional analyses are ongoing.  The accumulated data and experienced gained will be critical in considering designs of further clinical trials in osteoarthritis and other potential indications.  As well, the multicenter nature of the trial in the United States provides relevant information as to optimizing commercialization.

Stress Urinary Incontinence

Another therapeutic target under evaluation by Cytori in combination with the University of Nagoya and the Japanese MHLW is stress urinary incontinence in men following surgical removal of the prostate gland, which is based on positive data reported in a peer reviewed journal resulting from the use of adipose-derived regenerative cells processed by our Celution System. The ADRESU trial is a 45 patient, open-label, multi-center, and single arm trial that was approved by Japan’s MHLW in July 2015 and is being led by both Momokazu Gotoh, MD, Ph.D., Professor and Chairman of the Department of Urology and Tokunori Yamamoto, MD, Ph.D., Associate Professor Department of Urology at University of Nagoya Graduate School of Medicine. Partial funding of this study is granted by AMED (Japan Agency for Medical Research and Development). The goal of this investigator-initiated trial will be to apply for product approval for Cytori Cell Therapy technology for this indication. This clinical trial is primarily sponsored and funded by the Japanese government. Enrollment of this trial began in September 2015.

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

In 2014, an in-process review meeting was held with BARDA at which Cytori confirmed completion of the objectives of the initial phase of the contract. In August 2014, BARDA exercised contract option 1 in the amount of approximately $12 million. In December 2014 and September 2016, the option 1 was supplemented with an additional $2 million and $2.5 million in funds, respectively. This funded continuation of research, regulatory, clinical and other activities required for submission of an Investigational Device Exemption, or IDE, request to the FDA for a pilot clinical trial using Cytori Cell Therapy (DCCT-10) for the treatment of thermal burns.  We anticipate that we will receive IDE approval in the fourth quarter of 2016 to execute this pilot clinical trial.  Upon receipt of IDE approval, we anticipate that BARDA will provide funding to cover costs associated with execution of the clinical trial and related activities, currently estimated at approximately $8.3 million.

Our contract with BARDA contains two additional options to fund a pivotal clinical trial and additional preclinical work in thermal burn complicated by radiation exposure. These options are valued at up to $45 million and $23 million, respectively.

The total award under the BARDA contract is intended to support all clinical, preclinical, regulatory and technology development activities needed to complete the FDA approval process for use of DCCT-10 in thermal burn injury under a device-based PMA regulatory pathway and to provide preclinical data in burn complicated by radiation exposure.

Other Clinical Indications

Heart failure due to ischemic heart disease does not represent a current clinical target for us at this time.  Our ATHENA and ATHENA II trials related to that indication were truncated and we have minimized expenses related to initiatives in this area.  While the safety data from these trial programs will be used for regulatory support for our other indications and also for publication in peer reviewed forums, we are not actively pursuing indications related to these trials.  The 12 month results of the ATHENA Trials were presented by the investigators at the Society of Cardiac Angiography and Interventions Annual Scientific Meeting on May 5, 2016 and data was published in the Catheterization and Cardiovascular Interventions journal in June 2016.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of Cytori Cell Therapy-related products.

The following table summarizes the components for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Product revenues - third party	$731,000	$766,000	$3,190,000	$3,281,000

We experienced a slight decrease of $35,000 in product revenue during the three months ended September 30, 2016 as compared to the same period in 2015, due to decreased revenue in Asia Pacific and the Americas of $0.2 million, offset by increased revenues in Japan of $0.1 million due to continued adoption of Cytori Cell Therapy primarily in the aesthetic and osteoarthritis business. We experienced a decrease of $0.1 million in product revenue during the nine months ended September 30, 2016 as compared to the same period in 2015, due to decreased revenues in Asia Pacific of $0.8 million, primarily due to the opening order from Lorem Vascular in the second quarter of 2015 and lack of ongoing orders in subsequent periods, decreased revenue in EMEA of $0.2 million offset by increased revenues in Japan of $0.8 million due to continued adoption of Cytori Cell Therapy, for the same reason mentioned above.

The future:  We expect to continue to generate a majority of product revenues from the sale of Cytori Cell Therapy-related products to researchers, clinicians, and distributors in EMEA, Japan, Asia Pacific, and the Americas. In Japan and EMEA, researchers will use our technology in ongoing and new investigator-initiated and funded studies focused on, but not limited to, hand scleroderma, Crohn’s disease, peripheral artery disease, erectile dysfunction, and diabetic foot ulcers.  ECCS-50 therapy for hand scleroderma will be accessible to patients and physicians through a managed access program, or MAP, that we initiated in EMEA in 2016.  In the America’s, Cytori’s partner, Kerastem, is utilizing the Cytori Cell Therapy technology as part of its FDA-approved STYLE trial for patients with alopecia, or hair loss. Overall, we expect 2016 product revenues to remain relatively consistent with 2015.

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs. The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Cost of product revenues	$608,000	$481,000	$1,735,000	$2,335,000
Share-based compensation	10,000	21,000	35,000	60,000
Total cost of product revenues	$618,000	$502,000	$1,770,000	$2,395,000
Total cost of product revenues as % of product revenues	84.5%	65.5%	55.5%	73.0%

Cost of product revenues as a percentage of product revenues was 84.5% and 55.5% for the three and nine months ended September 30, 2016 and 65.5% and 73.0% for the three and nine months ended September 30, 2015, respectively.  Fluctuation in this percentage is due to the product mix, distributor and direct sales mix, geographic mix, foreign exchange rates and allocation of overhead.

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

Development revenues

Under our government contract with BARDA, we recognized a total of $1.9 million and $5.2 million in revenues for the three and nine months ended September 30, 2016, respectively which included allowable fees as well as cost reimbursements.  During the three and nine months ended September 30, 2016, we incurred $1.7 million and $4.8 million in qualified expenditures, respectively. We recognized a total of $1.7 million and $5.0 million in revenues for the three and nine months ended September 30, 2015, respectively which included allowable fees as well as cost reimbursements. During the three and nine months ended September 30, 2015, we incurred $1.6 million and $4.6 million in qualified expenditures, respectively. The increase in revenues for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 is primarily due to slight increases in research and development activities related to BARDA.

The future: In August 2014, BARDA exercised Option 1 of our contract for us to perform research, regulatory, clinical and other tasks required for initiation of a pilot clinical trial of DCCT-10 in thermal burn injury. The contract was amended in December 2014 to reflect amendments to the Statement of Work, and reorganization of the contract options for a total fixed fee of up to $14.0 million.  We expect the work associated with Option 1, as amended, to be completed by the end of 2016 and overall contract revenues to remain materially consistent with 2015.

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

The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
General research and development	$3,858,000	$4,200,000	$12,971,000	$13,943,000
Share-based compensation	102,000	152,000	363,000	420,000
Total research and development expenses	$3,960,000	$4,352,000	$13,334,000	$14,363,000

The decrease in research and development expenses for the three months ended September 30, 2016 as compared to the same period in 2015 is due to a decrease of approximately $0.2 million due to headcount reduction, $0.1 million decreases in professional services and $0.1 million in clinical studies, respectively. The decrease in research and development expenses for the nine months ended September 30, 2016 as compared to the same period in 2015 is due to a decrease of approximately $1.0 million in clinical studies and related professional services as a result of a decrease in the number of the U.S. clinical trials enrolling from two trials in 2015 to one trial in 2016.

The future:  We expect aggregate research and development expenditures to decrease in the remainder of 2016 as we completed the U.S. ACT-OA clinical trial in 2016, and completed enrollment in the U.S. STAR clinical trial in June 2016.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Sales and marketing	$779,000	$539,000	$2,611,000	$1,976,000
Share-based compensation	39,000	27,000	131,000	83,000
Total sales and marketing expenses	$818,000	$566,000	$2,742,000	$2,059,000

Sales and marketing expenses excluding share-based compensation increased by approximately $0.2 million and $0.6 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 due to increases in salary and related benefits expense and professional services mostly related to investments in the EMEA managed access program, commercial planning activities for scleroderma in the U.S. and our operations in Japan.

The future:  We expect sales and marketing expenditures to stabilize or slightly increase during the remainder of 2016, associated with investments in our EMEA managed access program and commercial planning activities for hand scleroderma, knee osteoarthritis and stress urinary incontinence.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
General and administrative	$1,883,000	$2,098,000	$6,230,000	$6,608,000
Share-based compensation	128,000	272,000	395,000	1,054,000
Total general and administrative expenses	$2,011,000	$2,370,000	$6,625,000	$7,662,000

General and administrative expenses excluding share-based compensation decreased by $0.3 million and $0.4 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 is primarily due to decreases in salary and related benefits expense and professional services consistent with our ongoing cost curtailment efforts.

The future:  We expect general and administrative expenditures to remain at current levels or slightly increase in the remainder of 2016.

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

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Cost of product revenues	$10,000	$21,000	$35,000	$60,000
Research and development-related	102,000	152,000	363,000	420,000
Sales and marketing-related	39,000	27,000	131,000	83,000
General and administrative-related	128,000	272,000	395,000	1,054,000
Total share-based compensation	$279,000	$472,000	$924,000	$1,617,000

The decrease in share-based compensation expenses for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 is primarily related to a lower annual grant activities caused by reductions in headcount and due to the decline in the stock price during 2016 as compared to the same periods in 2015, and its corresponding impact into the share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of September 30, 2016, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $1.5 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.63 years.

Change in fair value of warrant liability

The following is a table summarizing the change in fair value of our warrant liability for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Change in fair value of warrant liability	$—	$(7,310,000)	$—	$(4,988,000)

The change in fair value of our warrant liability for the three and nine months ended September 30, 2016 as compared to the same period in 2015 is due to the fact that all warrants with price reset features accounted for as liabilities were cashless exercised on or before December, 31, 2015.

The future: We do not expect any further changes in fair value of warrant liability, as all of our outstanding warrants with exercise price reset features were settled during December 2015.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Income (loss) on asset disposal	$—	$(3,000)	$2,000	$6,000
Loss on debt extinguishment	—	—	—	(260,000)
Interest income	4,000	3,000	8,000	6,000
Interest expense	(645,000)	(669,000)	(1,947,000)	(2,677,000)
Other income, net	54,000	199,000	928,000	152,000
Total	$(587,000)	$(470,000)	$(1,009,000)	$(2,773,000)

•	In connection with the May 2015 Loan Agreement, a loss on debt extinguishment was recorded that relate to the payoff of the prior loan obligations.

•	Interest expense decreased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, due to pay down and refinance of principal loan balance in May 2015.
•

The changes in other income during the three and nine months ended September 30, 2016 as compared to the same periods in 2015 resulted primarily from changes in exchange rates related to transactions in foreign currency.

The future: We expect interest expense in 2016 to decrease as we refinanced and decreased the principal of our outstanding Loan and Security Agreement entered into with Oxford Finance, LLC in 2015.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2016 and December 31, 2015:

	As of September 30,	As of December 31,
	2016	2015
Cash and cash equivalents	$14,924,000	$14,338,000

Current assets	$21,041,000	$21,243,000
Current liabilities	10,904,000	8,437,000
Working capital	$10,137,000	$12,806,000

We incurred net losses of $5.4 million and $17.1 million for the three and nine months ended September 30, 2016, respectively and incurred net income of $1.5 million and a net loss of $16.0 million for the three and nine months ended September 30, 2015, respectively.  We have an accumulated deficit of $374.1 million as of September 30, 2016.  Additionally, we have used net cash of $15.4 million and $15.9 million to fund our operating activities for the nine months ended September 30, 2016 and 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed Rights Offering, our at-the-market or ATM offering program, Loan and Security Agreement and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations.

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

From January 1, 2016 and through September 30, 2016, we sold 766,382 shares of our common stock under our ATM offering program, receiving total net proceeds of approximately $2.7 million.  Although sales of our common stock have taken place pursuant to our ATM offering program, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  In addition, under current Securities and Exchange Commission regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM offering program, is limited to an aggregate of one-third of our public float. As of October 31, 2016, our public float was 20.3 million shares, the value of which was $36.1 million based upon the closing price of our common stock of $1.78 on such date. The value of one-third of our public float calculated on the same basis was $12.0 million.

Pursuant to this securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least Q2 2017. The Company continues to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives.

Should we be unable to raise additional cash from outside sources, this will have an adverse impact on our operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

As of September 30, 2016, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015 is summarized as follows:

	For the Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(15,372,000)	$(15,946,000)
Net cash used in investing activities	(110,000)	(557,000)
Net cash provided by financing activities	15,928,000	20,851,000
Effect of exchange rate changes on cash and cash equivalents	140,000	—
Net increase in cash and cash equivalents	$586,000	$4,348,000

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $15.4 million. Overall, our operational cash use increased during the nine months ended September 30, 2016 as compared to the same period in 2015, due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $2.6 million offset by $2.0 million in changes in working capital.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2016 resulted from cash outflows for payment for purchases of property and equipment of $0.1 million. The cash outflow was $0.4 million lower than the same period in 2015 due to expense reduction efforts implemented throughout 2016.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2016 related primarily to a sale of common stock through our Rights Offering and ATM offering program. The cash inflow from financing activities was approximately $4.9 million lower than the same period in 2015, primarily due to the fact that there was $14.0 million less in capital raised during the nine months ended September 30, 2016 as compared to the same period in 2015, an increase of $0.2 million in Joint Venture purchase payments to Olympus, and $9.2 million decrease in principal payment on long-term obligations and loan fees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2016, there have been no material changes in our market risks from those described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2016, we were not a party to any material legal proceeding.

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

There is substantial doubt concerning our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses for the foreseeable future. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2015, the Report of Independent Registered Public Accounting Firm included immediately prior to the Consolidated Financial Statements included in our Annual Report on Form 10-K as filed March 11, 2016, includes a going concern explanatory paragraph. There was no change in this assessment as of September 30, 2016. Management plans to raise additional funds with the following activities: future financing events; increasing revenue by seeking new arrangements with commercial distribution partners and increasing revenues from existing customers; and by the reduction of expenditures. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: November 9, 2016		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: November 9, 2016		Tiago Girao
VP of Finance and Chief Financial Officer

Exhibits Index

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2015)

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014)

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

10.1	Amendment of Solicitation/Amendment of Contract, effective September 9, 2016, by and between ASPR-BARDA and Cytori Therapeutics, Inc. (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350 and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.