Form 10-Q
period 2017-03-31
CYTORI THERAPEUTICS, INC.
filed 2017-05-12
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, there were 32,478,201 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of March 31, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$6,255	$12,560
Accounts receivable, net of reserves of $167 in both 2017 and 2016, respectively	873	1,242
Restricted cash	350	350
Inventories, net	4,107	3,725
Other current assets	500	870
Total current assets	12,085	18,747

Property and equipment, net	3,611	1,157
Other assets	2,008	2,336
Intangibles, net	8,145	8,447
Goodwill	3,922	3,922
Total assets	$29,771	$34,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,196	$5,872
Current portion of long-term obligations, net of discount	6,686	6,629
Total current liabilities	12,882	12,501

Deferred revenues	109	97
Long-term deferred rent and other	17	17
Long-term obligations, net of discount, less current portion	9,400	11,008
Total liabilities	22,408	23,623

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued; no shares outstanding in 2017 and 2016	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 23,767,423 and 21,707,890 shares issued and outstanding in 2017 and 2016, respectively	24	22
Additional paid-in capital	392,748	388,769
Accumulated other comprehensive income	1,198	1,258
Accumulated deficit	(386,607)	(379,063)
Total stockholders’ equity	7,363	10,986
Total liabilities and stockholders’ equity	$29,771	$34,609

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2017	2016
Product revenues	$591	$1,333
Cost of product revenues (excluding below amortization of intangible assets)	410	468
Amortization of intangible assets	306	99
Gross (loss) profit	(125)	766

Development revenues:
Government contracts and other	1,018	1,585
	1,018	1,585
Operating expenses:
Research and development	3,289	4,127
Sales and marketing	939	1,035
General and administrative	2,108	2,286
In process research and development acquired from Azaya Therapeutics	1,686	—
Total operating expenses	8,022	7,448
Operating loss	(7,129)	(5,097)

Other income (expense):
Interest income	11	2
Interest expense	(591)	(657)
Other income, net	165	413
Total other expense	(415)	(242)
Net loss	$(7,544)	$(5,339)

Basic and diluted net loss per share	$(0.33)	$(0.41)
Basic and diluted weighted average shares used in calculating net loss per share	22,736,366	13,086,376

Comprehensive loss:
Net loss	$(7,544)	$(5,339)
Other comprehensive loss – foreign currency translation adjustments	(60)	(249)
Comprehensive loss	$(7,604)	$(5,588)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,544)	$(5,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	291
Amortization of deferred financing costs and debt discount	219	232
In process research and development acquired from Azaya Therapeutics	1,686	—
Joint Venture acquisition obligation accretion	—	17
Provision for expired inventory	340	—
Stock-based compensation expense	199	317
Loss on asset disposal	2	2
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	335	155
Inventories	7	(206)
Other current assets	(65)	(408)
Other assets	24	(211)
Accounts payable and accrued expenses	(484)	176
Deferred revenues	12	(4)
Long-term deferred rent	—	(80)
Net cash used in operating activities	(4,827)	(5,058)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(69)
Purchase of long-lived assets part of Azaya Therapeutics acquisition	(1,158)	—
Net cash used in investing activities	(1,163)	(69)
Cash flows from financing activities:
Principal payments on long-term obligations	(1,770)	—
Joint Venture purchase payments	—	(500)
Proceeds from sale of common stock, net	1,435	562
Net cash (used in) provided by financing activities	(335)	62
Effect of exchange rate changes on cash and cash equivalents	20	85
Net decrease in cash and cash equivalents	(6,305)	(4,980)
Cash and cash equivalents at beginning of period	12,560	14,338
Cash and cash equivalents at end of period	$6,255	$9,358
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$384	$400
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in payment for the assets acquired from Azaya Therapeutics	$2,311	$-
Unpaid liabilities assumed in payment for the assets acquired from Azaya Therapeutics	$279	$-

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2017

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2016 has been derived from the audited financial statements at December 31, 2016, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (collectively, the “Company”) have been included.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 24, 2017.

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

Recently Issued and Recently Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this update should be applied using a retrospective transition method to each period presented. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The adoption of this standard will change the presentation of our statement of cash flows to include our restricted cash balance. We do not anticipate that the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This update applies to companies that measure inventory on a first in, first out, or FIFO, or average cost basis. Under this update, companies are to measure their inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion. The amendments in this update are effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016 with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption, effective January 1, 2017, did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled, as opposed to additional paid-in-capital where it is currently recorded. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting. All tax-related cash flows resulting from stock-based payments are to be reported as operating activities on the statement of cash flows. The guidance also allows a Company to make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We have elected to keep our policy consistent for the application of a forfeiture rate and, as such, the adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. We elected to early adopt the new guidance effective January 1, 2017 and was used in our assessment of the Azaya Therapeutics asset purchase agreement entered into in February 2017.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, reviewing goodwill and intangible assets for impairment, determining the assumptions used in measuring share-based compensation expense, measuring accretion expense related to our acquisition of the joint venture, measuring expense related to our in process research and development acquisition, and valuing allowances for doubtful accounts and inventory reserves.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

3.	Liquidity

We incurred net losses of $7.5 million and for the three months ended March 31, 2017, and $5.3 million and for the three months ended March 31, 2016.  We have an accumulated deficit of $386.6 million as of March 31, 2017.  Additionally, we have used net cash of $4.8 million and $5.1 million to fund our operating activities for the three months ended March 31, 2017 and 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement, with Oxford Finance, LCC (“Oxford”), as further described in Note 5, requires us to maintain a minimum of $5.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $6.3 million at March 31, 2017, and our obligation to make payments of principal of $0.6 million plus accrued interest in monthly installments, we estimate that we must raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement on or before August 2017 to avoid defaulting under our $5.0 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed underwritten public offering, Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and the Rights Offering (each defined below), our at-the-market (“ATM”) equity facility, the Loan and Security Agreement and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations.

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC “Maxim”) relating to the issuance and sale of 8.6 million shares of our common stock, par value $0.001 per share. The price to the public in this offering was $1.10 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.0395 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we have granted Maxim a 45-day option to purchase up to 944,000 additional shares of common stock.

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

Under our Joint Venture Termination Agreement (“Termination Agreement”), dated May 8, 2013, with Olympus Corporation (“Olympus”), we were required to pay Olympus a total purchase price of $6.0 million within two years of the date of the

Termination Agreement. Pursuant to amendments to the Joint Venture Termination Agreement, dated April 30, 2015 and January 8, 2016, the Company’s repayment obligations were extended through May 8, 2016.  We made payments under the Termination Agreement totaling approximately $4.2 million through December 31, 2015, as well as separate payments of $0.5 million each in January 2016 and April 2016, and paid the remaining balance of $0.8 million before the May 8, 2016 due date. There were no outstanding obligations to Olympus as of March 31, 2017 and December 31, 2016.

5.	Long-term Debt

On May 29, 2015, we entered into the Loan and Security Agreement, dated May 29, 2015, with Oxford, pursuant to which it funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, we were previously required to make interest only payments through June 1, 2016 and thereafter we were required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2019, the maturity date. On February 23, 2016, we received an acknowledgement and agreement from Oxford related to the positive data on our U.S. ACT-OA clinical trial. As a result, pursuant to the Loan and Security Agreement, the period for which we are required to make interest-only payments was extended from July 1, 2016 to January 1, 2017. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, we are required to make a final payment in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to Oxford warrants to purchase an aggregate of 94,441 shares of our common stock at an exercise price of $10.35 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

The Term Loan is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, subject to certain exceptions set forth in the Loan and Security Agreement and excluding its intellectual property assets, which are subject to a negative pledge. The minimum liquidity covenant is $5.0 million. As of March 31, 2017, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

Our interest expense for the three-months ended March 31, 2017 and 2016 was $0.6 million for both periods. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.2 million for both periods, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

6.	Revenue Recognition

Concentration of Significant Customers

Three direct customers comprised 51% of our revenue recognized for the three months ended March 31, 2017.   Two direct customers accounted for 53% of total outstanding accounts receivable (excluding receivables from the Biomedical Advanced Research Development Authority, a division of the U.S. Department of Health and Human Services (“BARDA”)) as of March 31, 2017.

One distributor and one direct customer comprised 68% of our revenue recognized for the three months ended March 31, 2016.  One distributor and two direct customers accounted for 68% of total outstanding accounts receivable as of March 31, 2016.

Product revenues, classified by geographic location, are as follows (in thousands):

	Three months ended
	March 31, 2017		March 31, 2016
	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$148	25%	$235	18%
Japan	320	54%	966	72%
EMEA	112	19%	132	10%
Asia Pacific	11	2%	—	0%
Total product revenues	$591	100%	$1,333	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research

and development expense in our statements of operations.   We recognized $1.0 million in BARDA revenue for the three months ended March 31, 2017, as compared to $1.6 million for the three months ended March 31, 2016.

7.	Inventories

Inventories are carried at the lower of cost or net realizable value, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$1,318	$885
Work in process	1,039	1,021
Finished goods	1,750	1,819
	$4,107	$3,725

8.	Loss per Share

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three month periods ended March 31, 2017 and 2016, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share was 4.7 million as of March 31, 2017, which includes 3.6 million outstanding warrants and 1.1 million options and restricted stock awards. Potentially dilutive common shares excluded from the calculation of diluted loss per share were 1.1 million for the three months ended March 31, 2016.

9.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of March 31, 2017, we have clinical research study obligations of $2.6 million,  all of which is expected to be completed within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We are party to an agreement with Roche Diagnostics Corporation which requires us to make certain product purchase minimums. Pursuant to the agreement, as of March 31, 2017, we have a minimum purchase obligation of $6.6 million, $1.1 million of which is expected to be completed within a year.

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

On February 27, 2017, we entered into a Lease Agreement of office space for our corporate headquarters in San Diego, California (the “Lease”). The initial term of the Lease is 63 months and may be extended upon mutual agreement.  We are scheduled to take possession of the premises on November 1, 2017, unless they are earlier occupied by us or the commencement date is delayed to allow for substantial completion of tenant improvements. In connection with the Lease, we issued a letter of credit, or Letter of Credit, in favor of the Landlord in the initial principal amount of approximately $0.1 million, which Letter of Credit and corresponding restricted cash will increase to $0.3 million on June 1, 2017, and to $0.5 million on the commencement date.  The Letter of Credit will remain in effect for the term of the Lease.

In addition to the base rent, we will also be obligated under the Lease to make certain payments for operating expenses, property taxes, insurance, insurance deductibles and other amounts.

On January 27, 2017, we entered into a Lease Agreement of office space for our office in Tokyo, Japan (the “Japan Lease”). The initial term of the Japan Lease is 61 months, and may be extended upon mutual agreement.  The Lease commenced on April 15, 2017.

We lease facilities for our headquarters office location as well as international office locations. As of March 31, 2017, we have remaining lease obligations of $7.9 million, $1.9 million of which are expected to be completed within a year.

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

As of March 31, 2017, and as of December 31, 2016, the Company did not have any assets or liabilities measured at fair value presented on the Company’s balance sheets.

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2017 and December 31, 2016, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments. Further, based on the borrowing rates currently available for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.

11.	Asset Purchase Agreement with Azaya Therapeutics

On February 15, 2017 (the “Closing Date”), we completed the acquisition from Azaya Therapeutics, Inc. (“Azaya”) of certain tangible assets which consisted of a research lab, equipment and leasehold improvements and the assumption of certain of liabilities of Azaya, pursuant to an Asset Purchase Agreement (the “Agreement”). The book value of the tangible assets acquired was approximately $3.0 million at the acquisition date. The assets acquired are located in a facility rented in San Antonio, TX, by Cytori. In addition, pursuant to the Agreement, we acquired intangible assets comprised of two drug candidates in process research and development (IPR&D) stage (i) ATI-0918, a generic bioequivalent formulation of DOXIL/CAELYX, a chemotherapy drug that is a liposomal encapsulation of doxorubicin (ATI-0918); and (ii) ATI-1123, a liposomal formulation of docetaxel (ATI-1123).

At the closing of the acquisition, we (i) issued 1,173,241 of shares of our common stock in Azaya’s name, (A) 879,931 of which were delivered to Azaya promptly after the Closing, and (B) 293,310 of which were deposited into a 15-month escrow pursuant to a standard escrow agreement; and (ii) assumed the obligation to pay approximately $1.8 million of Azaya’s existing payables, of which $1.5 million in payments were made on or prior to March 31, 2017.  At the Closing Date, Azaya had no employees and therefore no Azaya employees were transitioned to us.

In addition, as of the Closing Date, the Company committed to certain contingent considerations to: (i) pay Azaya fixed commercialization milestone payments based upon achievement of certain net sales milestones for ATI-0918; (ii) make certain earn-out payments to Azaya equal to a mid-single-digit percentage of net sales of ATI-0918; and (iii) make certain earn-out payments to Azaya equal to a low single-digit percentage of net sales of any product (each a “Patented Product”), including ATI-1123, that practices a claim in the related patent assigned by Azaya to the Company (the “ATI-1123 Patent”).  Our aggregate earn-out payment obligations to Azaya from global net sales of both ATI-0918 and any Patented Product will not exceed $100.0 million (the “Earn-Out Cap”).

Further, the Agreement provides that if we enter into certain assignments, licenses or other transfers of rights to a Patented

Product or the ATI-1123 Patent, we will pay Azaya a percentage in the low to mid-teens of the consideration received by us, provided, that our aggregate payment obligation to Azaya for any such assignment, license or other transfer of rights will not exceed $50.0 million.

If the Company or its successors, sublicenses or transferees sells a competing product to ATI-0918 at any time prior to satisfaction of the Earn-Out Cap, other than because ATI-0918 fails to receive marketing authorization from the European Medicines Agency within a certain period of time or fails to generate a minimum threshold of net sales within a pre-determined amount of time, then 50% of the net sales of such competing product would be deemed to be net sales of ATI-0918 under the Agreement for purposes of calculating commercialization milestone payments and earn-out payments.

We accounted for the acquisition as an asset acquisition because the acquired set of assets did not meet the definition of a business. The total consideration of $4.3 million, which consists of $2.3 million related to the fair value of the common stock issued to Azaya at the acquisition date, $1.8 million in assumed liabilities and $0.2 million in acquisition costs, was allocated to the assets acquired based on their relative fair values at the time of acquisition. All other future payments were deemed contingent consideration which will be accounted for when the contingency is resolved and the consideration is paid or becomes payable.

When determining the fair value of tangible assets acquired, the Company estimated the cost to replace the tangible asset with a new asset, taking into consideration such factors as age, condition and the economic useful life of the asset. When determining the fair value of intangible assets acquired, the Company used a discounted cash flow model with key inputs being the applicable discount rate, market growth rates and the timing and amount of future cash flows. The acquired IPR&D is in the early stage of development. Additional research, pre-clinical studies, and regulatory approvals must be successfully completed prior to selling any product. Because there is no current alternative use for the IPR&D, following the authoritative accounting guidance, the Company has expensed it in full on the Closing Date. The Company measured the fair value of the shares issued as consideration in the acquisition of the assets based on the stock price at the acquisition date. Transaction costs directly related to the acquisition of the assets have been capitalized. The total consideration was allocated on a relative fair value basis to the assets acquired, as follows (in thousands):

February 15, 2017
Tangible assets	$2,586
Intangible assets	1,686
Total assets	$4,272

Accounts payable	$1,796
Fair value of the common stock issued	2,311
Transaction costs	165
Total consideration	$4,272

12.	Stockholders’ Equity

Pursuant to a registration statement on Form S-1, originally filed on April 6, 2016, as amended (the “Registration Statement”), and declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 26, 2016, and related prospectus (as supplemented), the Company registered, offered and sold to its participating stockholders of record as of the announced May 20, 2016 record date, one non-transferable subscription right for each share of common stock held by each stockholder as of the record date (the “Rights Offering”). Each right entitled the holder thereof to purchase one unit at the subscription price of $2.55 per unit, composed of one share of common stock and 0.5 of a warrant, with each whole warrant exercisable to purchase one share of common stock at an exercise price of $3.06 per share for 30 months from the date of issuance.  Pursuant to the Rights Offering, which closed on June 15, 2016, the Company sold an aggregate of 6,704,852 units, resulting in total net proceeds to the Company of $15.3 million.  The warrants issued pursuant to the Rights Offering are currently listed on NASDAQ under the symbol “CYTXW.”  Based on the relevant authoritative accounting guidance, the warrants were equity classified at the issuance date. The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $7.65 per share for 10 consecutive trading days.

On December 22, 2016, we entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital, LLC (“Lincoln Park”) pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million in amounts of shares, of our common stock, over the 30-month period commencing on the date that a registration statement, which we filed with the SEC in December 2016. We may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. Our sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day our closing price is less than the floor price of $0.50 per share as set forth in the Purchase Agreement. On December 22, 2016, we issued to Lincoln Park 127,419 shares of common stock with a market value on the date of issuance of approximately $0.2 million as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. We will issue up to an additional 382,258 shares of common stock on a pro rata basis to Lincoln Park only as and when shares are sold under the Lincoln Park Purchase Agreement to Lincoln Park. Through March 31, 2017, we sold no shares under the Lincoln Park Purchase Agreement.

During the three months ended March 31, 2017, we sold 886,292 shares of our common stock under an ATM program, receiving total net proceeds of approximately $1.5 million. During 2016, we sold 1,840,982 shares of our common stock under an ATM program, receiving total net proceeds of approximately $4.4 million.

On April 11, 2017, we entered into an underwriting agreement with Maxim relating to the issuance and sale of 8.6 million shares of our common stock, par value $0.001 per share. The price to the public in this offering is $1.10 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.0395 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the underwriting agreement, we have granted Maxim a 45-day option to purchase up to 944,000 additional shares of common stock.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

These statements include, without limitation, statements about our anticipated expenditures, including research and development, sales and marketing, and general and administrative expenses; the potential size of the market for our products; future development and/or expansion of our products and therapies in our markets, our ability to generate  product or development revenues and the sources of such revenues; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; our ability to continue as a going concern; our ability to remain listed on the NASDAQ Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.   Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our need and ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with  laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, to name a few. The forward-looking statements included in this report are subject to a number of additional material risks and uncertainties, including but not limited to the risks described under the “Risk Factors” in Item 1A of Part I below, which we encourage you to read carefully.

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

This Quarterly report on Form 10-Q refers to trademarks such as Cytori Cell Therapy, Habeo Cell Therapy, Celution StemSource and Cytori Nanomedicine. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Overview

Our strategy is to build a profitable and growing specialty therapeutics company focused on rare and niche opportunities frequently overlooked by larger companies but requiring breadth of scope, expertise and focus often not possessed by or available to smaller companies.  To meet this objective, we have, thus far, identified two therapeutic development platforms, discussed below, and candidate therapeutics in our pipeline that hold promise for many patients and significant market potential. Our current corporate activities fall substantially into one of two key areas related to our two therapeutic development platforms: Cytori Cell Therapy and

Cytori Nanomedicine.

Cytori Cell Therapy, or “CCT”, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions.  To bring this promise to health providers, we are developing novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated Celution devices and single-use procedure sets consisting of Celution consumables, Celase reagent, and Intravase reagent.  Our lead product candidate, Habeo Cell Therapy, is being evaluated in a U.S. pivotal clinical trial for the treatment of impaired hand function in scleroderma and 48 week data for 88 patients is expected in 2017.  Additional CCT treatments are in various stages of development in the areas of immunology, urology, wounds, and orthopedics.  Further, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources.  Currently, we internally manufacture the CCT capital equipment and procedure sets in the United States. and the United Kingdom and source our Celase and Intravase reagents from a third party supplier.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and disposable components, in certain markets outside the United States.  In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

The Cytori Nanomedicine platform features a versatile protein-stabilized liposomal nanoparticle technology for drug encapsulation that has thus far provided the foundation to bring two promising drugs into early/late stage clinical trials.   Nanoparticle encapsulation is promising because it can help improve the trafficking and metabolism of many drugs, thus potentially enhancing the therapeutic profile and patient benefits.  Our lead drug candidate, ATI-0918 is a generic version of pegylated liposomal encapsulated doxorubicin.  Pegylated liposomal encapsulated doxorubicin is a heavily relied upon chemotherapeutic used in many cancer types on a global basis.  We believe that data from a 60-patient European study of ATI-0918 has met the statistical criteria for bioequivalence to Caelyx®, the current reference listed drug in Europe.  We intend that these bioequivalence data will serve as a basis for our planned regulatory submission to the European Medicines Agency, or EMA, for ATI-0918. We are currently evaluating our options to ATI-0918 in the U.S. market. Our second nanomedicine drug candidate is ATI-1123, a novel and new chemical entity which is a nanoparticle-encapsulated form of docetaxel, also a standard chemotherapeutic drug used for many cancers.  A Phase I clinical trial of ATI-1123 has been completed, and we are investigating possible expansion of this trial to Phase II, most likely in conjunction with a development partner.  In addition, we are early in the long-term research and development of encapsulated regenerative medicine drugs, focused first on the treatment of scleroderma and related connective disorders.  Finally, in connection with our acquisition of the ATI-0918 and ATI-1123 drug candidates, we have acquired know-how (including proprietary processes and techniques) and a scalable nanoparticle manufacturing plant in San Antonio, Texas from which we intend to test, validate and eventually manufacture commercial quantities of our nanoparticle drugs.

Cytori Cell Therapy

The primary near-term goal is for Cytori Cell Therapy to be the first cell therapy to market for the treatment of impaired hand function in scleroderma, through Cytori-sponsored and supported clinical development efforts. The Cytori-sponsored Scleroderma Treatment with Celution Processed Adipose Derived Regenerative Cells, or STAR clinical trial, is a randomized, double-blind, placebo-controlled, Phase III pivotal clinical trial in the U.S. The purpose of the STAR trial is to evaluate the safety and efficacy of a single administration of Habeo™ Cell Therapy (formerly named ECCS-50) in patients with scleroderma affecting the hands. The first sites for our STAR trial were initiated in July 2015 and final enrollment of 88 patients was completed in June 2016. We anticipate 48-week follow-up data in mid-2017. Once the study is unblinded and data are available, subjects randomized to the placebo arm will be given the option of being treated within a crossover arm of the study.

With respect to the remainder of our current cellular therapeutics clinical pipeline:

•

We completed our Phase II Celution Prepared Adipose Derived Regenerative Cells in the Treatment of OsteoArthritis of the Knee, or ACT-OA clinical trial, in June 2015. The 48-week analysis of the ECCO-50 therapeutic was performed as planned and the top-line data are described in the “Osteoarthritis” section below.

•

In July 2015, a Japanese investigator-initiated study of the ECCI-50 therapeutic in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, received approval to begin enrollment from the Japanese Ministry of Health, Labor and Welfare, or MHLW. In December 2016, we announced that the ADRESU trial had reached 50% enrollment. The Japan Agency for Medical Research and Development, or AMED, has provided partial funding for the ADRESU trial.

•

We are developing the DCCT-10 therapeutic for thermal burns under a contract from the Biomedical Advanced Research Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services. In April 2017, we received approval of an Investigational Device Exemption (“IDE”) from the U.S. Food and Drug

Administration (“FDA”) to conduct a pilot clinical trial of CCT in patients with thermal burn injuries. This trial is referred to as the RELIEF clinical trial. We are now seeking execution of an option within our current contract with BARDA that would fund RELIEF. We have received a no-cost extension of the current contract option which extends the period of performance through to June 30, 2017. We expect the option that will fund RELIEF to be executed before the expiration of this extension. If this option is executed we anticipate initiation of RELIEF in 2017.

•

We recently announced our intent to initiate clinical trials for Habeo Cell Therapy in secondary Raynaud’s Phenomenon, or SRP.  This decision was based upon the encouraging Raynaud’s Condition Score follow-up data at 36 months from the investigator-initiated, Phase I, open-label, 12-patient SCLERADEC I clinical trial assessing use of Habeo Cell Therapy in patients with impaired hand function due to systemic scleroderma.

In addition to our targeted therapeutic development, we have continued to commercialize our Cytori Cell Therapy technology under select medical device approvals, clearances and registrations to customers in Europe, Japan and other regions. These customers are a mix of research customers evaluating new therapeutic applications of Cytori Cell Therapy and commercial customers, including our licensing partners, distributors, and end user hospitals, clinics and physicians, that use our Celution cell processing system (as further described in “Sales, Marketing and Service” below) mostly for treatment of patients in private pay procedures. In Japan, our largest commercial market, we gained increased utilization of our products in the private pay marketplace in 2016 due to several factors, including increased clarity around the November 2014 Regenerative Medicine Law (implemented in November 2015 as it relates to regenerative medicine products like Cytori Cell Therapy) and we project that our sales and market presence in Japan will continue to grow in 2017.  The sale of Celution devices, procedure sets, and ancillary products contribute a margin that partially offsets our operating expenses and will continue to play a role in fostering familiarity within the medical community with our technology. It also provides us with product and customer feedback.

Habeo Cell Therapy for Impaired Hand Function in Scleroderma and Secondary Raynaud’s Phenomenon

Scleroderma is a rare and chronic autoimmune disorder associated with fibrosis of the skin and destructive changes in blood vessels and multiple organ systems as the result of a generalized overproduction of collagen. Scleroderma affects approximately 50,000 patients in the United States, 90,000 patients in Europe and 30,000 patients in Japan. Women are affected four times more frequently than men and the condition is typically detected between the ages of 30 and 50. More than 90% of scleroderma patients are afflicted with hand involvement that is typically progressive and can result in chronic pain, blood flow changes and severe dysfunction. A small number of treatments are occasionally used off-label for hand scleroderma, but they do little to modify disease progression or substantially improve symptoms. Current treatment options are directed at protecting the hands from injury and detrimental environmental conditions as well as the use of vasodilators.  When the disease is advanced, prostanoids, endothlein receptor antagonists, and immunosuppressants may be used but are often accompanied by side effects.  If these medications are unsuccessful, health providers may perform a sympathectomy to remove nerves to increase blood flow and decrease long-term pain.

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

•

Consistent trends were observed in all six pre-specified MRI Osteoarthritis Knee Score (MOAKS) classification scores suggesting a lower degree of target knee joint pathological worsening at 48 weeks for the treated group relative to placebo control group. The differences against placebo favored ADRCs, some parameters achieving statistical significance, specifically in the number of bone marrow lesions, the percentage of the bone marrow lesion that is not a cyst, the size of the bone marrow lesions as a percentage of the total sub-region volume, percentage of full thickness cartilage loss, cartilage loss as a percentage of cartilage surface area and the size of the largest osteophyte.

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

Cutaneous and Soft Tissue Thermal and Radiation Injuries

We are also developing Cytori Cell Therapy, or DCCT-10, for the treatment of thermal burns. In the third quarter of 2012, we were awarded a contract by BARDA valued at up to $106 million to develop a medical countermeasure for thermal burns. The total award under the BARDA contract has been intended to support all clinical, preclinical, regulatory and technology development activities needed to complete the FDA approval process for use of DCCT-10 in thermal burn injury under a device-based pre-market authorization (“PMA”) regulatory pathway and to provide preclinical data in burn complicated by radiation exposure.

Pursuant to this contract, BARDA initially awarded us approximately $4.7 million over the initial two-year base period to fund preclinical research and continued development of our Celution System to improve cell processing. In August 2014, BARDA determined that Cytori had completed the objectives of the initial phase of the contract, and exercised its first contract option in the amount of approximately $12 million. In December 2014 and September 2016, BARDA exercised additional contract options pursuant to which it provided us with $2.0 million and $2.5 million in supplemental funds, respectively. These additional funds supported continuation of our research, regulatory, clinical and other activities required for submission of an IDE request to the FDA for RELIEF, a pilot clinical trial using DCCT-10 for the treatment of thermal burns. In April 2017, we received approval of an IDE from the FDA to conduct a pilot clinical trial of CCT in patients with thermal burn injuries. This trial is referred to as the RELIEF clinical trial. We are now seeking execution of an option within our current contract with BARDA that would fund RELIEF.

The period of performance for latest BARDA contract modification, entered into in September 2016, has been extended to June 30, 2017. We are in active negotiations with BARDA regarding entry into a new contract or contract option, which, if executed, would provide funding for the proposed RELIEF pilot trial and related costs and expenses. We anticipate that this option will be executed prior to expiration of the updated period of performance for the current contract.

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

•

In February 2017, the U.S. FDA Division of Industry and Consumer Education, or DICE, granted us Small Business status for fiscal year 2017, thus entitling us to receive significant financial incentives, fee reductions, and fee waivers for selective FDA medical device regulatory filings. We anticipate that this grant of small business status will substantially reduce filing fees in 2017 for our planned PMA application for Habeo Cell Therapy, should the STAR Phase III data support filing of this application.

Cytori Nanomedicine

In February 2017, we completed our acquisition of the assets of Azaya Therapeutics, Inc., or Azaya, pursuant to the terms of an Asset Purchase Agreement, dated January 26, 2017.  Pursuant to the terms of the agreement, we acquired equipment, certain intellectual property including, a portfolio of investigational therapies and related assets, and assumed certain liabilities, from Azaya in exchange for the issuance of 1,173,241 of shares of our common stock in the amount of approximately $2.0 million, assumption of approximately $1.8 million in Azaya’s payables, and the obligation to pay Azaya future milestones, earn-outs and licensing fees. The acquisition of Azaya brought two additional product candidates, ATI-0918 and ATI-1123, into the Cytori pipeline and we intend to develop and potentially commercialize both compounds, most likely in conjunction with a commercial and or commercial partner.

ATI-0918 is a complex generic formulation of the market leading Doxil®/Caelyx®, which is a pegylated liposomal encapsulation of doxorubicin and approved in the United States for use in ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma; and in the European Union for breast cancer, ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma. The current approval pathway for ATI-0918 is to demonstrate bioequivalence to Caelyx® for approval in the EU and to Lipodox® in the U.S.  A study to demonstrate ATI-0918’s bioequivalence to Caelyx®, for purposes of EMA approval, has been completed and we intend for these data to serve as the basis for our submission of a marketing authorization application for ATI-0918 to the EMA. We are also making plans to perform a bioequivalence study of ATI-0918 to the U.S. Reference Standard (RS) to serve as the basis for submission of an ANDA for U.S. FDA approval. We currently anticipate that any U.S. bioequivalence trial for ATI-0918 would be funded by a development partner or licensee.

ATI-1123 is a novel liposomal formulation of docetaxel.  Docetaxel is currently approved for non-small cell lung cancer, breast cancer, squamous cell carcinoma of the head and neck cancer, gastric adenocarcinoma, and hormone refractory prostate cancer.  Its side effects include hair loss, bone marrow suppression, and allergic reactions. It is currently available as a generic drug and there is no form of docetaxel as a liposomal formulation. There is a protein (albumin) bound form of a similar chemotherapeutic drug, paclitaxel known as Abraxane®, which demonstrated some clinical advantages to paclitaxel. ATI-1123 has shown superiority to docetaxel in several animal models including some tumor types not amenable to treatment by docetaxel. A Phase I study of ATI-1123 has been completed in late stage refractory patients and has shown some activity in several tumor types (mostly stable disease). We are currently evaluating clinical scenarios to bring into Phase II studies in several indications and potential development partnerships.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of Cytori Cell Therapy-related products.

The following table summarizes the components for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Product revenues - third party	$591	$1,333

We experienced a decrease of $0.7 million in product revenue during the three months ended March 31, 2017 as compared to the same period in 2016, due to decreased revenue in Asia Pacific and the Americas of $0.1 million, offset by increased revenues in Japan of $0.6 million due to continued adoption of Cytori Cell Therapy primarily in the aesthetic and osteoarthritis business.

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

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs, as well as amortization of intangible assets. The following table summarizes the components of our cost of revenues for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Cost of product revenues (excluding amortization of intangible assets and share-based compensation)	$402	$452
Amortization of intangible assets	306	99
Share-based compensation	8	16
Total cost of product revenues	$716	$567
Total cost of product revenues as % of product revenues	121.2%	43.0%

Cost of product revenues as a percentage of product revenues was 121.2% for the three months ended March 31, 2017 and 43.0% for the three months ended March 31, 2016.  Fluctuation in this percentage is due to our product mix, distributor and direct sales mix, geographic mix, foreign exchange rates, idle capacity, allocation of overhead, and higher intangible amortization expense.

The future: We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. We are investigating various pricing options for our cellular therapeutics, including orphan pricing for our Habeo Cell Therapy, which may help to increase our gross profit margins in 2017 and beyond.

Development revenues

Under our government contract with BARDA, we recognized a total of $1.0 million in revenues for the three months ended March 31, 2017 which included allowable fees as well as cost reimbursements.  During the three months ended March 31, 2017, we incurred $0.9 million in qualified expenditures. During the three months ended March 31, 2016, we recognized revenue of $1.6 million and incurred $1.5 million in qualified expenditures, respectively. The decrease in revenues for the three months ended March 31, 2017 as compared to the same periods in 2016 is primarily due to slight decreases in research and development activities related to BARDA.

The future: Our current contract with BARDA was extended through June 30, 2017. We are in the process of negotiating an extension of the current contract option for initiation of a pilot clinical trial of DCCT-10 in thermal burn injury.

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

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
General research and development	$3,242	$3,992
Share-based compensation	47	135
Total research and development expenses	$3,289	$4,127

The decrease in research and development expenses, excluding share-based compensation, for the three months ended March 31, 2017 as compared to the same period in 2016 is due to a decrease of approximately $0.4 million in clinical study expenses as well as a decrease of approximately $0.3 million in salaries and benefits as a result of completion of enrollment in our U.S. clinical trials enrolling in 2016.

The future:  We expect aggregate research and development expenditures to increase in 2017 as we incur development costs in preparation of Habeo U.S. PMA filing submission, our development efforts of the recently acquired assets from Azaya, and ongoing activities of the U.S. STAR clinical trial.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Sales and marketing	$907	$986
Share-based compensation	32	49
Total sales and marketing expenses	$939	$1,035

Sales and marketing expenses excluding share-based compensation decreased by approximately $0.1 million during the three months ended March 31, 2017 as compared to the same period in 2016 due to increases in salary and related benefits expense and professional services mostly related to our operations in Japan, commercial planning activities for scleroderma in the United States and investments in the EMEA managed access program.

The future:  We expect sales and marketing expenditures to slightly increase during the balance of 2017. These expenditures will have a greater increase in the second half of 2017 as we prepare for commercial readiness for hand scleroderma in the United States and knee osteoarthritis, aesthetics and stress urinary incontinence in Japan.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
General and administrative	$1,996	$2,169
Share-based compensation	112	117
Total general and administrative expenses	$2,108	$2,286

General and administrative expenses excluding share-based compensation decreased by $0.2 million during the three months ended March 31, 2017, as compared to the same periods in 2016 is primarily due to decreases in salary and related benefits expense and professional services consistent with our ongoing cost curtailment efforts.

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

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Cost of product revenues	$8	$16
Research and development-related	47	135
Sales and marketing-related	32	49
General and administrative-related	112	117
Total share-based compensation	$199	$317

The decrease in share-based compensation expenses for the three months ended March 31, 2017 as compared to the same periods in 2016 is primarily related to a lower annual grant activities caused by reductions in headcount and due to the decline in the stock price during 2017 as compared to the same period in 2016, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of March 31, 2017, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $1.3 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.66 years.

In process research and development acquired from Azaya Therapeutics

In February 2017, we entered into an agreement to acquire assets, including in process research and development (“IPR&D) related to two drug candidates, from Azaya Therapeutics. In connection with this agreement, we recorded an IPR&D charge totaling $1.7 million. The acquired IPR&D is in the early stage of development and has no alternative use. Additional research, pre-clinical studies, and regulatory approvals must be successfully completed prior to commercialization of any product.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Interest income	$11	$2
Interest expense	(591)	(657)
Other income, net	165	413
Total	$(415)	$(242)
•	Interest expense decreased for the three months ended March 31, 2017 as compared to the same period in 2016, due to the commencement of principal payments on our debt.
•

The changes in other income during the three months ended March 31, 2017 as compared to the same period in 2016 resulted primarily from changes in exchange rates related to transactions in foreign currency.

The future: We expect interest expense in 2017 to decrease as we continue to make payments on the principal balance of the Loan and Security Agreement, dated May 29, 2015, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31,	As of December 31,
	2017	2016
Cash and cash equivalents	$6,255	$12,560

Current assets	$12,085	$18,747
Current liabilities	12,882	12,501
Working capital	$(797)	$6,246

We incurred net losses of $7.5 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively.  We have an accumulated deficit of $386.6 million as of March 31, 2017.  Additionally, we have used net cash of $4.8 million and $5.1 million to fund our operating activities for the three months ended March 31, 2017 and 2016, respectively.

Further, our Loan and Security Agreement with Oxford requires us to maintain a minimum of $5.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $6.3 million at March 31, 2017, and our obligation to make payments of principal of $0.6 million plus accrued interest in monthly installments, we estimate that we must raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement on or before August 2017 to avoid defaulting under our $5.0 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed underwritten public offering, our Lincoln Park Purchase Agreement (“Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and the Rights Offering (each defined below), our at-the-market (“ATM”) equity facility, the Loan and Security Agreement and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations.

On June 15, 2016, the Company closed a rights offering originally filed under Form S-1 registration statement in April 2016 (“Rights Offering”). Pursuant to the Rights Offering, the Company sold an aggregate of 6,704,852 units consisting of a total of 6,704,852 shares of common stock and 3,352,306 warrants, with each warrant exercisable for one share of common stock at an exercise price of $3.06 per share, resulting in total gross proceeds to us of $17.1 million.

During the first quarter of 2017, we sold 886,292 shares of our common stock under our ATM offering program, receiving total net proceeds of approximately $1.5 million.  Although sales of our common stock have taken place pursuant to our ATM offering program, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM offering program, is limited to an aggregate of one-third of our public float. As of December 31, 2016, our public float was 21.5 million shares, the value of which was $32.5 million based upon the closing price of our common stock of $1.51 on such date. The value of one-third of our public float calculated on the same basis was approximately $11.0 million.

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

Pursuant to this securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least the third quarter of 2017 We continue to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives. However, there can be no assurance that we will be successful in securing additional resources when needed, on terms acceptable to us or at all. Therefore, there exists substantial doubt about our ability to continue as a going concern.

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) relating to the issuance and sale of 8.6 million shares of our common stock, par value $0.001 per share. The price to the public in this offering is $1.10 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.0395 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we have granted Maxim a 45-day option to purchase up to 944,000 additional shares of common stock.

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

As of March 31, 2017, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2017 and 2016 is summarized as follows (in thousands):

	For the three months ended March 31,
	2017	2016
Net cash used in operating activities	$(4,827)	$(5,058)
Net cash used in investing activities	(1,163)	(69)
Net cash (used in) provided by financing activities	(335)	62
Effect of exchange rate changes on cash and cash equivalents	20	85
Net decrease in cash and cash equivalents	$(6,305)	$(4,980)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2017 was $4.8 million. Overall, our operational cash use decreased during the three months ended March 31, 2017 as compared to the same period in 2016, due primarily to an increase in losses from operations (when adjusted for non-cash items) of $0.2 million offset by $0.4 million in working capital improvements.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2017 resulted primarily from cash outflows for payment for long-lived assets purchased as part of Azaya’s acquisition of $1.2 million.

Financing Activities

The net cash used in financing activities for the three months ended March 31, 2017 related primarily to principal payments on our debt of $1.8 million offset by cash provided by a sale of common stock of $1.4 million.

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

We believe it is important for you to understand our most critical accounting policies.  Our critical accounting policies and estimates remain consistent with those reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2017, there have been no material changes in our market risks from those described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2017, we were not a party to any material legal proceeding.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 24, 2017.

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 12, 2017		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: May 12, 2017		Tiago Girao
VP of Finance and Chief Financial Officer

Exhibits Index

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2015)

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014)

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 8, 2014)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 10, 2016)

4.4	Form of Warrant by and between Cytori Therapeutics, Inc. and Maxim Group LLC (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on April 12, 2017)

10.1	Amendment of Solicitation/Amendment of Contract, effective April 14, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc. (filed herewith).

10.2#

Third Amendment to the Cytori Therapeutics, Inc. 2014 Equity Incentive Plan, dated January 26, 2017 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 24, 2017)

10.3†

Asset Purchase Agreement by and between Cytori Therapeutics, Inc. and Azaya Therapeutics, Inc., effective January 16, 2017 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 24, 2017)

10.4

Lease Agreement, dated February 27, 2017, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc. (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 24, 2017)

10.5#

First Amendment to the Cytori Therapeutics, Inc. 2015 New Employee Incentive Plan, dated January 26, 2017 (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 24, 2017)

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

#	Indicates management contract or compensatory plan or arrangement.

†        Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.