Form 10-Q
period 2017-06-30
CYTORI THERAPEUTICS, INC.
filed 2017-08-11
CIK 1095981

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were 34,716,318 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of June 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$9,028	$12,560
Accounts receivable, net of reserves of $167 in both 2017 and 2016, respectively	807	1,242
Restricted cash	429	350
Inventories, net	4,243	3,725
Other current assets	1,116	870
Total current assets	15,623	18,747

Property and equipment, net	3,387	1,157
Other assets	1,712	2,336
Intangibles, net	7,832	8,447
Goodwill	3,922	3,922
Total assets	$32,476	$34,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,485	$5,872
Current portion of long-term obligations, net of discount	6,744	6,629
Total current liabilities	13,229	12,501

Deferred revenues	110	97
Long-term deferred rent and other	136	17
Long-term obligations, net of discount, less current portion	7,771	11,008
Total liabilities	21,246	23,623

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued; no shares outstanding in 2017 and 2016	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 33,328,401 and 21,707,890 shares issued and outstanding in 2017 and 2016, respectively	33	22
Additional paid-in capital	402,670	388,769
Accumulated other comprehensive income	1,183	1,258
Accumulated deficit	(392,656)	(379,063)
Total stockholders’ equity	11,230	10,986
Total liabilities and stockholders’ equity	$32,476	$34,609

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Product revenues	$969	$1,126	$1,560	$2,459
Cost of product revenues	401	503	811	971
Amortization of intangible assets	306	82	612	181
Gross profit	262	541	137	1,307

Development revenues:
Government contracts and other	531	1,699	1,549	3,284
	531	1,699	1,549	3,284
Operating expenses:
Research and development	2,992	5,247	6,281	9,374
Sales and marketing	1,263	889	2,202	1,924
General and administrative	2,119	2,328	4,227	4,614
In process research and development acquired from Azaya Therapeutics	—	—	1,686	—
Total operating expenses	6,374	8,464	14,396	15,912
Operating loss	(5,581)	(6,224)	(12,710)	(11,321)

Other income (expense):
Interest income	7	2	18	4
Interest expense	(538)	(645)	(1,129)	(1,302)
Other income, net	63	462	228	876
Total other expense	(468)	(181)	(883)	(422)
Net loss	$(6,049)	$(6,405)	$(13,593)	$(11,743)

Basic and diluted net loss per share	$(0.19)	$(0.43)	$(0.50)	$(0.84)
Basic and diluted weighted average shares used in calculating net loss per share	31,250,872	14,778,616	26,993,619	13,932,496

Comprehensive loss:
Net loss	$(6,049)	$(6,405)	$(13,593)	$(11,743)
Other comprehensive loss – foreign currency translation adjustments	(15)	(130)	(75)	(379)
Comprehensive loss	$(6,064)	$(6,535)	$(13,668)	$(12,122)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,593)	$(11,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,052	574
Amortization of deferred financing costs and debt discount	418	468
In process research and development acquired from Azaya Therapeutics	1,686	—
Joint Venture acquisition obligation accretion	—	24
Provision for expired inventory	340	26
Stock-based compensation expense	410	645
Loss on asset disposal	19	2
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	409	66
Inventories	159	(380)
Other current assets	(736)	137
Other assets	43	34
Accounts payable and accrued expenses	(194)	(431)
Deferred revenues	13	1
Long-term deferred rent	119	(158)
Net cash used in operating activities	(9,855)	(10,735)
Cash flows from investing activities:
Purchases of property and equipment	(95)	(105)
Purchase of long-lived assets part of Azaya Therapeutics’ acquisition	(1,201)	—
Change in restricted cash	(79)	—
Net cash used in investing activities	(1,375)	(105)
Cash flows from financing activities:
Principal payments on long-term obligations	(3,540)	—
Joint Venture purchase payments	—	(1,774)
Proceeds from sale of common stock, net	11,225	18,179
Net cash provided by financing activities	7,685	16,405
Effect of exchange rate changes on cash and cash equivalents	13	139
Net (decrease) increase in cash and cash equivalents	(3,532)	5,704
Cash and cash equivalents at beginning of period	12,560	14,338
Cash and cash equivalents at end of period	$9,028	$20,042
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$740	$805
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in payment for the assets acquired from Azaya Therapeutics	$2,311	$-

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2016 has been derived from the audited financial statements at December 31, 2016, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (collectively, the “Company”) have been included.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 24, 2017.

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

Recently Issued and Recently Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-12, Revenue from Contracts with Customers, the amendment of which addressed narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as providing a practical expedient for contract modifications. In April 2016, March 2016 and December 2016 the FASB issued ASU No. 2016-10, ASU No. 2016-08 and ASU No. 2016-20, respectively, the amendments of which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance, improvements to the operability and understandability of the implementation guidance on principal versus agent considerations and contract cost clarifications. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2016-10 is permitted but not before the original effective date (annual periods beginning after December 15, 2017). We performed a preliminary assessment of the impact of ASU 2014-09 and related amendments on the consolidated financial statements, and considered all items outlined in the standard. In assessing the impact, we have outlined all revenue generating activities, mapped those activities to deliverables and traced those deliverables to the standard. We are currently assessing what impact the change in standard will have on those deliverables. We will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on the consolidated financial statements and related disclosures throughout 2017. We will adopt the new standard beginning January 2018.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this update should be applied using a retrospective transition method to each period presented. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The adoption of this standard will change the presentation of our statement of cash flows to include our restricted cash balance with the non-restricted cash balances. We do not anticipate that the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  We do not anticipate that the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. We elected to early adopt the new guidance effective January 1, 2017 and this guidance was used in our assessment of the Azaya Therapeutics asset purchase agreement entered into in February 2017.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, reviewing goodwill and intangible assets for impairment, determining the assumptions used in measuring share-based compensation expense, measuring expense related to our in process research and development acquisition, and valuing allowances for doubtful accounts and inventory reserves.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

3.	Liquidity

We incurred net losses of $6.0 million and $13.6 million for the three and six months ended June 30, 2017, and $6.4 million and $11.7 million for the three and six months ended June 30, 2016.  We have an accumulated deficit of $392.7 million as of June 30, 2017.  Additionally, we have used net cash of $9.9 million and $10.7 million to fund our operating activities for the six months ended June 30, 2017 and 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement, with Oxford Finance, LCC (“Oxford”), as further described in Note 5, requires us to maintain a minimum of $5.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $9.0 million at June 30, 2017, and our obligation to make payments of principal of $0.6 million plus accrued interest in monthly installments, we estimate that we must raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in September 2017 to avoid defaulting under our $5.0 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed underwritten public offering, Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and the Rights Offering (each defined below), our at-the-market (“ATM”) equity facility, the Loan and Security Agreement and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash will have a material and adverse impact on operations and will cause us to default on our loan.

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC “Maxim”) relating to the issuance and sale of 8.6 million shares of our common stock, par value $0.001 per share. The price to the public in this offering was $1.10 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.0395 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 944,000 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased

849,000 shares at $1.10 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

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

Under our Joint Venture Termination Agreement (“Termination Agreement”), dated May 8, 2013, with Olympus Corporation (“Olympus”), we were required to pay Olympus a total purchase price of $6.0 million within two years of the date of the Termination Agreement. Pursuant to amendments to the Joint Venture Termination Agreement, dated April 30, 2015 and January 8, 2016, the Company’s repayment obligations were extended through May 8, 2016.  We made payments under the Termination Agreement totaling approximately $4.2 million through December 31, 2015, as well as separate payments of $0.5 million each in January 2016 and April 2016, and paid the remaining balance of $0.8 million before the May 8, 2016 due date. There were no outstanding obligations to Olympus as of June 30, 2017 and December 31, 2016.

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

The Term Loan is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, subject to certain exceptions set forth in the Loan and Security Agreement and excluding its intellectual property assets, which are subject to a negative pledge. The minimum liquidity covenant is $5.0 million. As of June 30, 2017, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

Our interest expense for the three and six months ended June 30, 2017 was $0.5 million and $1.1 million and for the three and six months ended June 30, 2016 was $0.6 million and $1.3 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.2 million and $0.4 million for the three and six months ended June 30, 2017 and $0.2 million and $0.5 million for the three and six months ended June 30, 2016, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Term Loan Agreement contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by us under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could harm our financial condition. Oxford has not invoked the material adverse change clause.

6.	Revenue Recognition

Concentration of Significant Customers

Three direct customers comprised 63% of our revenue recognized for the six months ended June 30, 2017.   Two direct customers accounted for 77% of total outstanding accounts receivable (excluding receivables from the Biomedical Advanced Research Development Authority, a division of the U.S. Department of Health and Human Services (“BARDA”)) as of June 30, 2017.

Two distributors and two direct customers comprised 76% of our revenue recognized for the six months ended June 30, 2016.  Two distributors and one direct customer accounted for 75% of total outstanding accounts receivable as of June 30, 2016.

Product revenues, classified by geographic location, are as follows (in thousands):

	Three months ended				Six months ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$55	6%	$356	31%	$203	13%	$591	24%
Japan	835	86%	690	61%	1,155	74%	1,657	67%
EMEA	74	8%	74	7%	186	12%	205	8%
Asia Pacific	5	0%	6	1%	16	1%	6	1%
Total product revenues	$969	100%	$1,126	100%	$1,560	100%	$2,459	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $0.5 million and $1.5 million in BARDA revenue for the three and six months ended June 30, 2017, as compared to $1.7 million and $3.3 million for the three and six months ended June 30, 2016.

7.	Inventories

Inventories are carried at the lower of cost or net realizable value, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$1,522	$885
Work in process	996	1,021
Finished goods	1,725	1,819
	$4,243	$3,725

8.	Loss per Share

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three and six month periods ended June 30, 2017 and 2016, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 4.9 million for both the three and six months ended June 30, 2017, which includes 3.6 million outstanding warrants and 1.3 million options and restricted stock awards. Potentially dilutive common shares excluded from the calculation of diluted loss per share were 4.2 million and 4.4 million for the three and six months ended June 30, 2016.

9.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of June 30, 2017, we have clinical research study obligations of $2.3 million,      which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We are party to an agreement with Roche Diagnostics Corporation which requires us to make certain product purchase minimums. Pursuant to the agreement, as of June 30, 2017, we have a minimum purchase obligation of $7.5 million, $0.5 million of which is expected to be completed within a year.

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

On February 27, 2017, we entered into a Lease Agreement of office space for our corporate headquarters in San Diego, California (the “Lease”). The initial term of the Lease is 63 months and may be extended upon mutual agreement.  We are scheduled to take possession of the premises on November 1, 2017, unless they are earlier occupied by us or the commencement date is delayed to allow for substantial completion of tenant improvements. In connection with the Lease, we issued a letter of credit, or Letter of Credit, in favor of the Landlord in the initial principal amount of approximately $0.1 million, which Letter of Credit and corresponding restricted cash increased to $0.3 million on June 1, 2017, and will increase to $0.5 million on the commencement date.  The Letter of Credit will remain in effect for the term of the Lease.

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

We lease facilities for our headquarters office location as well as international office locations. As of June 30, 2017, we have remaining lease obligations of $7.5 million, $1.7 million of which are expected to be completed within a year.

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

As of June 30, 2017, and as of December 31, 2016, the Company did not have any assets or liabilities measured at fair value presented on the Company’s balance sheets.

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2017 and December 31, 2016, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

11.	Asset Purchase Agreement with Azaya Therapeutics

On February 15, 2017 (the “Closing Date”), we completed the acquisition from Azaya Therapeutics, Inc. (“Azaya”) of certain tangible assets which consisted of a research lab, equipment and leasehold improvements and the assumption of certain of liabilities of Azaya, pursuant to an Asset Purchase Agreement (the “Agreement”). The book value of the tangible assets acquired was approximately $3.0 million at the acquisition date. The assets acquired are located in a facility rented in San Antonio, TX, by Cytori. In addition, pursuant to the Agreement, we acquired intangible assets comprised of two drug candidates in process research and development (IPR&D) stage (i) ATI-0918, a generic bioequivalent formulation of DOXIL/CAELYX, a chemotherapy drug that is a liposomal formulation of doxorubicin (ATI-0918); and (ii) ATI-1123, a liposomal formulation of docetaxel (ATI-1123).

At the closing of the acquisition, we (i) issued 1,173,241 of shares of our common stock in Azaya’s name, (A) 879,931 of which were delivered to Azaya promptly after the Closing, and (B) 293,310 of which were deposited into a 15-month escrow pursuant to a standard escrow agreement; and (ii) assumed the obligation to pay approximately $1.8 million of Azaya’s existing payables, all of which were paid on or prior to June 30, 2017.  At the Closing Date, Azaya had no employees and therefore no Azaya employees were transitioned to us.

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

On December 22, 2016, we entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital, LLC (“Lincoln Park”) pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million in amounts of shares, of our common stock, over the 30-month period commencing on the date that a registration statement, which we filed with the SEC in December 2016. We may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. Our sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day our closing price is less than the floor price of $0.50 per share as set forth in the Purchase Agreement. On December 22, 2016, we issued to Lincoln Park 127,419 shares of common stock with a market value on the date of issuance of approximately $0.2 million as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. We will issue up to an additional 382,258 shares of common stock on a pro rata basis to Lincoln Park only as and when shares are sold under the Lincoln Park Purchase Agreement to Lincoln Park. Through June 30, 2017, we sold a total of 103,000 shares under the Lincoln Park Purchase Agreement, for proceeds of approximately $0.2 million.

During the six months ended June 30, 2017, we sold 894,050 shares of our common stock under an ATM program, receiving total net proceeds of approximately $1.5 million. During 2016, we sold 1,840,982 shares of our common stock under an ATM program, receiving total net proceeds of approximately $4.4 million.

On April 11, 2017, we entered into an underwriting agreement with Maxim relating to the issuance and sale of 8.6 million shares of our common stock, par value $0.001 per share. The price to the public in this offering is $1.10 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.0395 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the underwriting agreement, we granted Maxim a 45-day overallotment option to purchase up to 944,000 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 849,000 shares at $1.10 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

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

Cytori Cell Therapy, or “CCT”, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions.  To bring this promise to health providers, we are developing novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated Celution devices and single-use procedure sets consisting of Celution consumables, Celase reagent, and Intravase reagent.  Our lead product candidate, Habeo™ Cell Therapy™, is being evaluated in a U.S. pivotal clinical trial for the treatment of impaired hand function in scleroderma.  On July 24, 2017, we announced top-line, preliminary data from our Phase III pivotal STAR trial of Habeo in patients with scleroderma.  The U.S. multi-center STAR trial enrolled and evaluated 88 patients with scleroderma, including 51 patients within the diffuse cutaneous subset and 37 with limited cutaneous scleroderma.  While the primary and secondary endpoints did not reach statistical significance at 24 or 48 weeks, the trial data reported clinically meaningful improvement in the primary and secondary endpoints of both hand function and scleroderma-associated functional disability, for Habeo treated patients compared to placebo, in the pre-specified subgroup of patients with diffuse cutaneous scleroderma. Additional CCT treatments are in various stages of development in the areas of immunology, urology, wound healings, and orthopedics.  Further, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources.  Currently, we internally manufacture the CCT processing device and procedure sets in the United States. and the United Kingdom and source our Celase and Intravase reagents from a third-party supplier.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and disposable components, in certain markets outside the United States.  In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

The Cytori Nanomedicine platform features a liposomal nanoparticle technology for drug encapsulation that has thus far provided the foundation to bring two promising drugs into early/late stage clinical trials.   Nanoparticle encapsulation is promising because it can help improve the trafficking and metabolism of many drugs, thus potentially enhancing the therapeutic profile and patient benefits.  Our lead drug candidate, ATI-0918 is a generic version of pegylated liposomal encapsulated doxorubicin.  pegylated liposomal encapsulated doxorubicin is a heavily relied upon chemotherapeutic used in many cancer types on a global basis.  We believe that data from a 60-patient European study of ATI-0918 has met the statistical criteria for bioequivalence to CAELYX®, the current reference listed drug in Europe.  We intend that these bioequivalence data will serve as a basis for our planned regulatory submission to the European Medicines Agency, or EMA, for ATI-0918. We are currently evaluating our options to ATI-0918 in the U.S. market. Our second nanomedicine drug candidate is ATI-1123, a novel and new chemical entity which is a nanoparticle-encapsulated form of docetaxel, also a standard chemotherapeutic drug used for many cancers.  A Phase I clinical trial of ATI-1123 has been completed, and we are investigating possible expansion of this trial to Phase II, potentially in conjunction with a development partner.  In addition, we are early in the long-term research and development of encapsulated regenerative medicine drugs, focused first on the treatment of scleroderma and related connective disorders.  Finally, in connection with our acquisition of the ATI-0918 and ATI-1123 drug candidates, we have acquired know-how (including proprietary processes and techniques) and a scalable nanoparticle manufacturing plant in San Antonio, Texas from which we intend to test, validate and eventually manufacture commercial quantities of our nanoparticle drugs.

Cytori Cell Therapy

The primary near-term goal is for Cytori Cell Therapy to be the first cell therapy to market for the treatment of impaired hand function in scleroderma, through Cytori-sponsored and supported clinical development efforts. The Cytori-sponsored Scleroderma Treatment with Celution Processed Adipose Derived Regenerative Cells, or STAR clinical trial, is a randomized, double-blind, placebo-controlled, Phase III pivotal clinical trial in the U.S. The purpose of the STAR trial is to evaluate the safety and efficacy of a single administration of Habeo™ Cell Therapy (formerly named ECCS-50) in patients with scleroderma affecting the hands. The first sites for our STAR trial were initiated in July 2015 and final enrollment of 88 patients was completed in June 2016. As noted above, preliminary assessment of unblinded topline data show that while the primary and secondary endpoints did not reach statistical significance at 24 or 48 weeks, the trial data reported clinically meaningful improvement in the primary and secondary endpoints of both hand function and scleroderma-associated functional disability, for Habeo treated patients compared to placebo, in the subgroup of patients with diffuse cutaneous scleroderma.

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

•

In July 2015, a Japanese investigator-initiated study of the ECCI-50 therapeutic in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, received approval to begin enrollment from the Japanese Ministry of Health, Labor and Welfare, or MHLW. In June 2017, the ADRESU trial had over 66% enrolled. The Japan Agency for Medical Research and Development, or AMED, has provided partial funding for the ADRESU trial.

•

We are developing the DCCT-10 therapeutic for thermal burns under a contract from the Biomedical Advanced Research Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services. In April 2017, we received approval of an Investigational Device Exemption (“IDE”) from the U.S. Food and Drug Administration (“FDA”) to conduct a pilot clinical trial of CCT in patients with thermal burn injuries. This trial is referred to as the RELIEF clinical trial. In May 2017, we announced BARDA’s exercise of Option 2 of up to approximately $13.4 million to fund RELIEF. We anticipate initiation of RELIEF in 2017.

In addition to our targeted therapeutic development, we have continued to commercialize our Cytori Cell Therapy technology under select medical device approvals, clearances and registrations to customers in Europe, Japan and other regions. These customers are a mix of research customers evaluating new therapeutic applications of Cytori Cell Therapy and commercial customers, including our licensing partners, distributors, and end user hospitals, clinics and physicians, that use our Celution cell processing system (as further described in “Sales, Marketing and Service” below) mostly for treatment of patients in private pay procedures. In Japan, our largest commercial market, we gained increased utilization of our products in the private pay marketplace in 2016 due to several factors, including increased clarity around the November 2014 Regenerative Medicine Law (implemented in November 2015 as it relates to regenerative medicine products like Cytori Cell Therapy) and we project that our sales of consumable sets and market presence in Japan will continue to grow in 2017.  The sale of Celution devices, procedure sets, and ancillary products contribute a margin that partially offsets our operating expenses and will continue to play a role in fostering familiarity within the medical community with our technology. It also provides us with product and customer feedback.

Habeo Cell Therapy for Impaired Hand Function in Scleroderma and Secondary Raynaud’s Phenomenon

Scleroderma is a rare and chronic connective tissue disease generally classified as an autoimmune rheumatic disorder. An estimated 300,000 Americans have scleroderma, about one-third of whom have the systemic form of the disease, known as systemic sclerosis (SSc). SSc is further sub-classified as diffuse cutaneous and limited cutaneous SSc. Diffuse subset has more severe disease with significant hand dysfunction and internal organ involvement. Diffuse scleroderma accounts for between one third and one half of all cases of systemic sclerosis. Women are affected four times more frequently than men and the condition is typically detected between the ages of 30 and 50. More than 90% of scleroderma patients are afflicted with hand involvement that is typically progressive and can result in chronic pain, blood flow changes and severe dysfunction. A small number of treatments are occasionally used off-label for hand scleroderma, but they do little to modify disease progression or substantially improve symptoms. Current treatment options are directed at protecting the hands from injury and detrimental environmental conditions as well as the use of vasodilators.  When the disease is advanced, prostanoids, Endothelin-1 receptor antagonists, and immunosuppressants may be used but are often accompanied by side effects.  If these medications are unsuccessful, health providers may perform a sympathectomy to remove nerves to increase blood flow and decrease long-term pain.

SCLERADEC-I is a completed, investigator-initiated, 12-patient, open-label, Phase I pilot trial sponsored by Assistance Publique-Hôpitaux de Marseille, or AP-HM, in Marseille, France. The SCLERADEC I trial received partial support from Cytori. The six-month results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrated approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function. Two-year follow up data in the SCLERADEC I trial was presented at the Systemic Sclerosis World Congress in February 2016 and published in the journal Current Research in Translational Medicine in November 2016 and demonstrated sustained improvement in the following four key endpoints: CHFS, SHAQ, RCS, and hand pain, as assessed by a standard visual analogue scale.

Further, on December 5, 2016, we released topline results for three-year follow-up data showing sustained benefits materially consistent with those shown in two-year data.

In 2014, Drs. Guy Magalon and Brigitte Granel, under the sponsorship of AP-HM, submitted a study for review for a follow-up randomized, double-blind, placebo-controlled trial in France using Cytori Cell Therapy, to be supported by us. The trial, named SCLERADEC II, received approval from the French government in April 2015. Enrollment of this trial commenced in October 2015 and is ongoing. The trial is currently approaching 75% enrollment and we expect enrollment to be completed in 2017, approximately one year later than originally projected, due to delays in French regulatory approvals of participating sites. Patients will be followed at six-month post-treatment and compared with placebo treated patients.  Pending the six-month results patients in the placebo group will be eligible for crossover using Habeo cells stored at the time of the initial procedure. This crossover arm will open after all patients have completed six-month follow up.

Based on the results of the SCLERADEC-I trial, we initiated the US-based STAR trial. The STAR trial is a 48-week, 19 site, randomized, double blind, placebo-controlled pivotal clinical trial of 88 patients in the U.S. for the treatment of impaired hand function in scleroderma. The trial evaluates the safety and efficacy of a single administration of Habeo Cell Therapy in patients with scleroderma affecting the hands and fingers. The STAR trial uses the Cochin Hand Function Scale, or CHFS, a validated measure of hand function, as the primary endpoint measured at 24 weeks and 48 weeks (approximately 6 and 12 months) after a single administration of Habeo Cell Therapy or placebo. Of the 88 patients enrolled in STAR, 51 had diffuse cutaneous scleroderma while 37 had the limited form of the disease.

On July 24, 2017, we announced top-line, preliminary data from the STAR trial. While the primary and secondary endpoints did not reach statistical significance at 24 or 48 weeks, the trial data reported clinically meaningful improvement in the primary and secondary endpoints of both hand function and scleroderma-associated functional disability for Habeo™ treated patients compared to placebo, in the subgroup of patients with diffuse cutaneous scleroderma.

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

Stress Urinary Incontinence

Another therapeutic target under evaluation by Cytori led by the University of Nagoya and three other sites and partially supported by the Japanese MHLW, is stress urinary incontinence in men following surgical removal of the prostate gland, which is based on positive data reported in a peer reviewed journal resulting from the use of ADRCs prepared by our Celution System. The ADRESU trial is a 45 patient, investigator-initiated, open-label, multi-center, single arm trial that was approved by the Japanese MHLW in July 2015 and is being led by both Momokazu Gotoh, MD, Ph.D., Professor and Chairman of the Department of Urology and Tokunori Yamamoto, MD, Ph.D., Associate Professor Department of Urology at University of Nagoya Graduate School of Medicine. Trial enrollment began in September 2015, and in June 2017, the trial is over 66% enrolled.  This clinical trial is primarily sponsored and funded by the Japanese government, including a grant provided by AMED.

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

Pursuant to this contract, BARDA initially awarded us approximately $4.7 million over the initial two-year base period to fund preclinical research and continued development of our Celution System to improve cell processing. In August 2014, BARDA determined that Cytori had completed the objectives of the initial phase of the contract, and exercised its first contract option in the amount of approximately $12 million. In December 2014 and September 2016, BARDA exercised additional contract options pursuant to which it provided us with $2.0 million and $2.5 million in supplemental funds, respectively. These additional funds supported continuation of our research, regulatory, clinical and other activities required for submission of an IDE request to the FDA for RELIEF, a pilot clinical trial using DCCT-10 for the treatment of thermal burns. In April 2017, we received approval of an IDE from the FDA to conduct a pilot clinical trial of CCT in patients with thermal burn injuries. This trial is referred to as the RELIEF clinical trial. In May 2017, we announced BARDA’s exercise of Option 2 of up to approximately $13.4 million to fund RELIEF.

In accordance with the terms of the Amendments, BARDA will provide us with reimbursement of costs incurred, plus payment of a fixed fee, in the aggregate amount of up to approximately $13.4 million (the “Funding Amount”).  We are responsible for further costs in excess of the Funding Amount, if any, to meet the objectives of the Pilot Trial. The Amendments also extend the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020.

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

Cytori Nanomedicine

In February 2017, we completed our acquisition of the assets of Azaya Therapeutics, Inc., or Azaya, pursuant to the terms of an Asset Purchase Agreement, dated January 26, 2017.  Pursuant to the terms of the agreement, we acquired equipment, certain intellectual property including, a portfolio of investigational therapies and related assets, and assumed certain liabilities, from Azaya in exchange for the issuance of 1,173,241 of shares of our common stock in the amount of $2.3 million, assumption of approximately $1.8 million in Azaya’s payables, and the obligation to pay Azaya future milestones, earn-outs and licensing fees. The acquisition of Azaya brought two additional product candidates, ATI-0918 and ATI-1123, into the Cytori pipeline and we intend to develop and potentially commercialize both compounds, most likely in conjunction with a commercial and or commercial partner.

ATI-0918 is a complex generic formulation of the market leading DOXIL®/CAELYX®, which is a pegylated liposomal encapsulation of doxorubicin and approved in the United States for use in ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma; and in the European Union for breast cancer, ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma. The current approval pathway for ATI-0918 is to leverage existing bioequivalence data to CAELYX® for approval in the EU and to demonstrate bioequivalence to Lipodox® in the U.S.  A study to demonstrate ATI-0918’s bioequivalence to CAELYX®, for purposes of EMA approval, has been completed and we intend for these data to serve as the basis for our submission of a marketing authorization application for ATI-0918 to the EMA. We are also making plans to perform a bioequivalence study of ATI-0918 to the U.S. Reference Standard (RS) to serve as the basis for submission of an ANDA for U.S. FDA approval. We currently anticipate that any U.S. bioequivalence trial for ATI-0918 would be funded by a development partner or licensee.

ATI-1123 is a novel liposomal formulation of docetaxel.  Docetaxel is currently approved for non-small cell lung cancer, breast cancer, squamous cell carcinoma of the head and neck cancer, gastric adenocarcinoma, and hormone refractory prostate cancer.  Its side effects include hair loss, bone marrow suppression, and allergic reactions. It is currently available as a generic drug and there is no form of docetaxel as a liposomal formulation. There is a protein (albumin) bound form of a similar chemotherapeutic drug, paclitaxel known as Abraxane®, which demonstrated some clinical advantages to paclitaxel. ATI-1123 has shown promising results in preclinical animal models that suggest it may have superior qualities to doxetaxel, including actions against some tumor types that are not amenable to treatment by doxetaxel. A Phase I study of ATI-1123 has been completed in late stage refractory patients and has shown some activity in several tumor types (mostly stable disease). We are currently evaluating clinical scenarios to bring into Phase II studies in several indications and potential development partnerships.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of Cytori Cell Therapy-related products.

The following table summarizes the components for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Product revenues - third party	$969	$1,126	$1,560	$2,459

We experienced a decrease of $0.2 million and $0.9 million in product revenue during the three and six months ended June 30, 2017 as compared to the same period in 2016. The decrease in the three-month period is due to lower sales in the Americas of $0.3 million partially offset by increased revenues in Japan of $0.1 million. The decrease in the six-month period is due to lower sales in the Americas of $0.4 million and Japan of $0.5 million. The lower sales in the Americas for the three and six months periods is primarily due to the completion of a customer’s clinical trial, for which Cytori was suppling the products.

The future:  We expect to continue to generate a majority of product revenues from the sale of Cytori Cell Therapy-related products to researchers, clinicians, and distributors in EMEA, Japan, Asia Pacific, and the Americas. In Japan and EMEA, researchers will use our technology in ongoing and new investigator-initiated and funded studies focused on, but not limited to, hand scleroderma, Crohn’s disease, peripheral artery disease, erectile dysfunction, and diabetic foot ulcers.  Habeo Cell Therapy for hand scleroderma will continue to be accessible to patients and physicians through a managed access program, or MAP. We announced in mid-June of 2017 that we ended our MAP agreement with IDIS (initiated in 2016) and partnered with a new vendor, myTomorrows, with expanded geographical coverage for MAP, including Europe, Middle East and Latin America (excluding of Chile). myTomorrows is an innovative and fully integrated organization dedicated to providing fully compliant early access to innovative therapeutics in advance of the products full marketing authorization in the countries that it serves.

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs, as well as amortization of intangible assets. The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Cost of product revenues (excluding amortization of intangible assets and share-based compensation)	$396	$494	$798	$946
Amortization of intangible assets	306	82	612	181
Share-based compensation	5	9	13	25
Total cost of product revenues	$707	$585	$1,423	$1,152
Total cost of product revenues as % of product revenues	73.0%	52.0%	91.2%	46.8%

Cost of product revenues as a percentage of product revenues was 73.0% and 91.2% for the three and six months ended June 30, 2017 and 52.0% and 46.8% for the three and six months ended June 30, 2016.  Fluctuation in this percentage is due to our product mix, distributor and direct sales mix, geographic mix, foreign exchange rates, idle capacity, allocation of overhead, and higher intangible amortization expense.

The future: We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. We are investigating various pricing options for our cellular therapeutics, which may help to increase our gross profit margins in 2017 and beyond.

Development revenues

Under our government contract with BARDA, we recognized a total of $0.5 million and $1.5 million in revenues for the three and six months ended June 30, 2017 which included allowable fees as well as cost reimbursements.  During the three and six months ended June 30, 2017, we incurred $0.5 million and $1.4 million in qualified expenditures. During the three and six months ended June 30, 2016, we recognized revenue of $1.7 million and $3.3 million and incurred $1.6 million and $3.1 million in qualified expenditures, respectively. The decrease in revenues for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is primarily due to slight decreases in research and development activities related to BARDA.

The future: We entered into an amendment with BARDA in May 2017 for the initiation of a pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020.

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

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
General research and development	$2,950	$5,121	$6,192	$9,113
Share-based compensation	42	126	89	261
Total research and development expenses	$2,992	$5,247	$6,281	$9,374

The decrease in research and development expenses, excluding share-based compensation, for the three and six months ended June 30, 2017 as compared to the same period in 2016 is due to a decrease of approximately $1.8 million and $2.4 million for the three and six months periods in clinical study expenses as well as a decrease of approximately $0.2 million and $0.5 million in salaries and benefits as a result of completion of enrollment in our U.S. clinical trials enrolling in 2016.

The future:  We expect aggregate research and development expenditures remain consistent at current levels for the balance of 2017, as we complete the STAR clinical trial and begin our activities on the RELIEF clinical trial as well as our development efforts of the recently acquired assets from Azaya.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Sales and marketing	$1,233	$846	$2,140	$1,832
Share-based compensation	30	43	62	92
Total sales and marketing expenses	$1,263	$889	$2,202	$1,924

Sales and marketing expenses excluding share-based compensation increased by approximately $0.4 million and $0.3 million during the three and six months ended June 30, 2017 as compared to the same period in 2016 due to increases in professional services mostly related to our operations in Japan, commercial planning activities for scleroderma in the United States and investments in the EMEA managed access program.

The future:  We expect sales and marketing expenditures to slightly decrease during the second half of 2017, as we delay efforts on commercial readiness activities for hand scleroderma in the United States.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
General and administrative	$1,985	$2,178	$3,981	$4,347
Share-based compensation	134	150	246	267
Total general and administrative expenses	$2,119	$2,328	$4,227	$4,614

General and administrative expenses excluding share-based compensation decreased by $0.2 million and $0.4 million during the three and six months ended June 30, 2017, as compared to the same periods in 2016 is primarily due to decreases in salary and related benefits expense consistent with our ongoing cost curtailment efforts.

The future:  We expect general and administrative expenditures to moderately increase with the acquisition of Azaya assets and as we integrate its operations under the Cytori Therapeutics umbrella.

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

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Cost of product revenues	$5	$9	$13	$25
Research and development-related	42	126	89	261
Sales and marketing-related	30	43	62	92
General and administrative-related	134	150	246	267
Total share-based compensation	$211	$328	$410	$645

The decrease in share-based compensation expenses for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is primarily related to a lower annual grant activities caused by reductions in headcount and due to the decline in the stock price during 2017 as compared to the same period in 2016, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of June 30, 2017, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $1.2 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.64 years.

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

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Interest income	$7	$2	$18	$4
Interest expense	(538)	(645)	(1,129)	(1,302)
Other income, net	63	462	228	876
Total	$(468)	$(181)	$(883)	$(422)
•	Interest expense decreased for the three and six months ended June 30, 2017 as compared to the same period in 2016, due to the commencement of principal payments on our debt.
•

The changes in other income during the three and six months ended June 30, 2017 as compared to the same period in 2016 resulted primarily from changes in exchange rates related to transactions in foreign currency.

The future: We expect interest expense in 2017 to decrease as we continue to make payments on the principal balance of the Loan and Security Agreement, dated May 29, 2015, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30,	As of December 31,
	2017	2016
Cash and cash equivalents	$9,028	$12,560

Current assets	$15,623	$18,747
Current liabilities	13,229	12,501
Working capital	$2,394	$6,246

We incurred net losses of $6.0 million and $13.6 million for the three and six months ended June 30, 2017, and $6.4 million and $11.7 million for the three and six months ended June 30, 2016, respectively.  We have an accumulated deficit of $392.7 million as of June 30, 2017.  Additionally, we have used net cash of $9.9 million and $10.7 million to fund our operating activities for the six months ended June 30, 2017 and 2016, respectively.

Further, our Loan and Security Agreement with Oxford requires us to maintain a minimum of $5.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $9.0 million at June 30, 2017, and our obligation to make payments of principal of $0.6 million plus accrued interest in monthly installments, we estimate that we must raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in September 2017 to avoid defaulting under our $5.0 million minimum cash/cash equivalents covenant.

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

During the six months ended June 30, 2017, we sold 894,050 shares of our common stock under our ATM offering program, receiving total net proceeds of approximately $1.5 million.  Although sales of our common stock have taken place pursuant to our ATM offering program, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM offering program, is limited to an aggregate of one-third of our public float. As of December 31, 2016, our public float was 21.5 million shares, the value of which was $32.5 million based upon the closing price of our common stock of $1.51 on such date. The value of one-third of our public float calculated on the same basis was approximately $11.0 million.

On December 22, 2016, we entered into the Lincoln Park Purchase Agreement and a registration rights agreement, with Lincoln Park pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million in amounts of shares, of our common stock, over the 30-month period commencing on the date that a registration statement, that we filed with the Securities and Exchange Commission (the “SEC”) in December 2016. We may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. Our sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day our closing price is less than the floor price of $0.50 per share as set forth in the Lincoln Park Purchase Agreement. On December 22, 2016, we issued to Lincoln Park 127,419 shares of common stock as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. Through June 30, 2017, we sold a total of 103,000 shares under the Lincoln Park Purchase Agreement, for proceeds of approximately $0.2 million. We will issue up to an additional 279,258 shares of common stock on a pro rata basis to Lincoln Park only as and when shares are sold under the Lincoln Park Purchase Agreement to Lincoln Park.

Pursuant to this securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least the third quarter of 2017. We continue to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives. However, there can be no assurance that we will be successful in securing additional resources when needed, on terms acceptable to us or at all. Therefore, there exists substantial doubt about our ability to continue as a going concern.

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) relating to the issuance and sale of 8.6 million shares of our common stock, par value $0.001 per share. The price to the public in this offering is $1.10 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.0395 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 944,000 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 849,000 shares at $1.10 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

Our inability to raise additional cash will have a material and adverse impact on operations and will cause us to default on our loan.

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

As of June 30, 2017, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2017 and 2016 is summarized as follows (in thousands):

	For the six months ended June 30,
	2017	2016
Net cash used in operating activities	$(9,855)	$(10,735)
Net cash used in investing activities	(1,375)	(105)
Net cash provided by financing activities	7,685	16,405
Effect of exchange rate changes on cash and cash equivalents	13	139
Net decrease in cash and cash equivalents	$(3,532)	$5,704

Operating activities

Net cash used in operating activities for the six months ended June 30, 2017 was $9.9 million. Overall, our operational cash use decreased during the six months ended June 30, 2017 as compared to the same period in 2016, due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $0.3 million and by $0.5 million in working capital improvements.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2017 resulted primarily from cash outflows for payment for long-lived assets purchased as part of Azaya’s acquisition of $1.2 million.

Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2017 related primarily to sale of common stock of $11.2 million offset by cash used in principal payments on our debt of $3.5 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2017, there have been no material changes in our market risks from those described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2017, we were not a party to any material legal proceeding.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 24, 2017, which we strongly encourage you to review with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. In addition to those risk factors, we identified the following new risks or substantive changes from the risks described in our Annual Report on Form 10-K. If any of the risks described in our Annual Report on Form 10-K, our Quarterly Reports, or discussed below actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our success depends in large part upon the successful development and commercialization of our cellular therapeutics, especially Habeo Cell Therapy, which recently failed to achieve its primary or secondary endpoints in a Phase III clinical trial assessing the safety and efficacy of Habeo Cell Therapy in the treatment of finger and hand dysfunction due to scleroderma. While we are continuing to assess the topline data from the trial, we may be unable to identify a viable path forward for continued development of this product candidate, which in turn could materially and adversely affect our business and operations.

Our success in large part is dependent upon our ability to develop our Cytori Cell Therapy products, and in particular, our Habeo Cell Therapy product.  Habeo Cell Therapy is our lead product candidate. In July 2017, we announced topline results from our Phase III STAR clinical trial that evaluated the efficacy and safety of Habeo Cell Therapy in the treatment of finger and hand dysfunction due to scleroderma. In this trial, Habeo Cell Therapy did not achieve its primary endpoint of improvement in hand dysfunction, compared to placebo, in patients with scleroderma, as measured by the Cochin Hand Function Score, or CHFS, at twenty-four (24) and forty-eight (48) weeks, nor did it achieve its secondary endpoints of improvement in the Raynaud’s Condition Score, or RCS, and the Scleroderma Health Assessment Questionnaire, or SHAQ, at forty-eight (48) weeks, compared to placebo. The Company does not believe that this STAR clinical data is sufficient to submit a pre-market approval, or PMA, application for Habeo Cell Therapy to the FDA for hand manifestations of scleroderma.

Analysis of the Phase III data indicated that within a pre-specified subgroup analysis, the STAR patients within the diffuse cutaneous scleroderma subset indicated improvements in the Cochin Hand Function Score and the Health Assessment Questionnaire-Disability Index, or HAQ-DI (a measure of functional disability), that met or exceeded the published criteria for minimally important clinical differences in these measures as compared to STAR patients within the limited cutaneous scleroderma subset.  However, these differences may not be deemed sufficient to continue development of Habeo Cell Therapy for scleroderma. Thorough analysis of our Phase III data may result in the determination that there is not a viable plan for continued development of Habeo Cell Therapy for scleroderma. Further, anticipated discussions with the FDA and with other regulatory authorities regarding our Phase III data and Habeo Cell Therapy may be unsuccessful or may result in imposition of onerous requirements should we pursue further development of this therapy. Even if we desire to design further trials and continue to pursue a path toward potential regulatory approval of Habeo Cell Therapy, any such development will likely require significant financial and personnel resources. We may be unable to obtain sufficient capital to fund such further trials, and any such trials, if funded, may fail to yield positive results. Further, the failure to achieve our primary or secondary endpoints in the STAR Phase III trial will likely have an adverse effect on our current commercial sales of our cellular therapeutics, on the development and implementation of our EU managed access program, our and our partners’ efforts to develop, commercialize and sell our cellular therapeutics, and on our efforts to find additional partners to develop and commercialize our cellular therapeutic product candidates.

There can be no assurance that we will be able to further develop Habeo Cell Therapy. Our continuing analyses of data from the Phase III trial may produce negative or inconclusive results, or may be inconsistent with our previously announced top-line results. Because our cell therapy business is in substantial part dependent on the success of Habeo Cell Therapy, if we are unable to identify, fund and ultimately execute an alternative development strategy for this product candidate or our other cell therapy candidates, we may be required to reduce or curtail our cell therapy activities, which would materially and adversely affect our business and operations, and could require us to liquidate, dissolve or otherwise wind down our operations.  Further, if we decide to sell or otherwise dispose of our cell therapy platform, we may be unable to identify a suitable acquirer, or may be unable to negotiate and consummate a transaction on terms acceptable to us.

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

We are currently prioritizing our efforts to find a strategic partner for our Habeo Cell Therapy, formerly ECCS-50, which is specifically intended for treatment of hand dysfunction in scleroderma patients.  For various reasons, including the preliminary topline data from our U.S. Phase III STAR clinical trial announced in July 2017 and the novelty of our cellular therapeutic approach, the regulatory and reimbursement environments for Habeo Cell Therapy in certain markets, including Europe and the Asia-Pacific region, are complex and uncertain. There can be no assurance that regulatory agencies or authorities in the U.S., Europe, the Asia-Pacific region or elsewhere will grant conditional or full regulatory approval for Habeo Cell Therapy on the timeframes we anticipate, or at all, nor can we guarantee that government or commercial payers will grant us favorable reimbursement for use of Habeo Cell Therapy. In fact, we anticipate that our preliminary topline STAR Phase III clinical data will result in delays in our regulatory approval efforts of our Habeo Cell Therapy efforts, or cause us to abandon or materially alter our regulatory approval strategies for Habeo Cell Therapy.  Further, even if we receive regulatory approval and favorable reimbursement, there is no guarantee that a market will develop for Habeo Cell Therapy at our intended price points, or at all. These commercialization risks could affect prospective partners’ or collaborators’ willingness to enter into partnering arrangements on terms acceptable to us, or at all.  Prospective partners may be unwilling to enter into Habeo collaboration/partnering agreements with us in light of our topline STAR clinical trial data.  We anticipate that it will be difficult to find a commercialization partner for our Habeo Cell Therapy on favorable terms, if at all.  Further, if data from the currently enrolling French investigator-initiated SCLERADEC II trial are not positive, or if the trial is discontinued prior to receipt of data, the regulatory and commercial hurdles for Habeo Cell Therapy will further increase, especially in the EU.

We are also prioritizing our efforts to find a strategic partner to help commercialize and sell our ATI-0918 drug candidate, initially in Europe, and secondarily, to fund development and commercialization of our ATI-1123 product candidate. We do not currently have the commercial expertise or resources to market and sell either ATI-0918 or ATI-1123.  There can be no assurance that we will enter into partnering agreements for either ATI-0918 or ATI-1123 with suitable partners on terms acceptable to us, or at all.  At present, we do not intend to expend significant resources on development of ATI-1123.  However, regardless of whether we enter into a partnering agreement for ATI-0918, we will still incur significant costs and expenses in manufacturing, testing and validating it and in performing necessary regulatory and clinical work to ready our EMA marketing dossier for submission.  If we cannot find a suitable partner for our ATI-0918 product candidate, our business could be significantly harmed.

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

There can be no assurance that these male SUI and SRP pipeline indications will be attractive to prospective partners. The male SUI market is small (approximately $45.0 million), and the viability of both indications, especially SRP, is in substantial part dependent upon receipt of positive STAR and/or SCLERADEC II clinical data.  We anticipate that the failure to achieve the primary and secondary endpoints in our STAR Phase III trial could materially hamper our efforts to identify prospective cell therapy partners or to negotiate cell therapy partnering transactions on terms favorable to us, or at all.

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

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations to profitability, including our continuing substantial research and development expenses. We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future.  Although it is difficult to predict future liquidity requirements, we believe that our $9 million in cash and cash equivalents on hand as of June 30, 2017 will be sufficient to fund our currently contemplated operations at least through October 2017.  Our future capital requirements will depend on many factors, including:

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

We have secured capital historically from grant revenues, collaboration proceeds, and debt and equity offerings. We will need to secure substantial additional capital to fund our future operations. We cannot be certain that additional capital will be available on terms acceptable to us, or at all.  Our ability to raise capital was adversely affected when the FDA put a hold on our ATHENA cardiac trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  Subsequently, a continued downward trend in our stock price resulting from a number of factors, including (i) general economic and industry conditions, (ii) challenges faced by the regenerative medicine industry as a whole, (iii) the market’s unfavorable view of certain of our recent equity financings conducted in 2014 and 2015 (which financings were priced at a discount to market and included 100% warrant coverage), (iv) market concerns regarding our continued need for capital (and the effects of any future capital raising transactions we may consummate), (v) market perceptions of our ATHENA and ACT-OA clinical trial data, and (vi) our recent NASDAQ Stock Market LLC, or Nasdaq, listing deficiency issues and resultant 1-for-15 reverse stock split, made it more difficult to procure additional capital on terms reasonably acceptable to us.  Most recently, the release in July 2017 of the top-line data from our STAR Phase III trial, in which we announced the failure to achieve the trial’s primary and secondary endpoints, resulted in a further substantial decrease in our stock price.  Though our recent acquisition of the Cytori Nanomedicine business from Azaya Therapeutics, including our ATI-0918 and ATI-1123 drug candidates, appear to have been viewed favorably by our investors and the marketplace, we cannot assure you that this acquisition will not ultimately be viewed negatively and thus further hamper our efforts to attract additional capital. If we are unsuccessful in our efforts to raise any such additional capital, we may be required to take actions that could materially and adversely harm our business, including a possible significant reduction in our research, development and administrative operations (including reduction of our employee base), surrendering of our rights to some technologies or product opportunities, delaying of our clinical trials or regulatory and reimbursement efforts, or curtailing of or even ceasing operations.

Our financing plans include pursuing additional cash through use of our at-the-market, or ATM, offering program, strategic corporate partnerships, licensing and sales of equity.  In addition, in December 2016, we entered into a purchase agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we may direct Lincoln Park to purchase up to $20.0 million in shares of our common stock from time to time over a 30-month period, subject to satisfaction of certain conditions.  While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources or on terms acceptable to us.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM offering program, is limited to an aggregate of one-third of our public float. As of June 30, 2017, our public float was 33.1 million shares, the value of which was $36.4 million based upon the closing price of our common stock of $1.10 on such date. The value of one-third of our public float calculated on the same basis was approximately $12.1 million.

Further, our Loan and Security Agreement with Oxford Finance, LLC, or Oxford, as further described below, requires us to maintain a minimum of $5.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $9 million at June 30, 2017, and our obligation to make payments of principal of $590,000 plus accrued interest in monthly installments, we estimate that we must raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in September 2017 to avoid defaulting under our $5 million minimum cash/cash equivalents covenant. If we are unable to avoid an event of default under the Loan and Security Agreement, our business could be severely harmed.

In addition to the funding sources previously mentioned, we continue to seek additional capital through product revenues and state and federal development programs, including additional funding opportunities though our current BARDA contract.

We may be or become the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities, the reporting of unfavorable news or continued decline in a company’s stock price, security holders have often instituted class action litigation. The market value of our securities has steadily declined over the past several years for a variety of reasons, including the announcement of the results of our Phase III clinical trial in July 2017, and for other reasons discussed elsewhere in this “Risk Factors” section, which heightens our litigation risk.  If we face such litigation, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.  Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 11, 2017		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: August 11, 2017		Tiago Girao
VP of Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 16, 2015)

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014)

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 8, 2014)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 10, 2016)

4.1	Form of Warrant by and between Cytori Therapeutics, Inc. and Maxim Group LLC (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on April 12, 2017)

4.2	Form of Restated Warrant by and between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc. (filed herein)

10.1

Sixth Amendment of Solicitation/Modification of Contract, effective April 14, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on May 12, 2017)

10.2#

2014 Equity Incentive Plan of Cytori Therapeutics, Inc. as Amended and Restated (incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 10, 2017)

10.3+	Seventh Amendment of Solicitation/Modification of Contract, effective May 19, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc. (filed herewith)

10.4+	Eighth Amendment of Solicitation/Modification of Contract, effective May 23, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc. (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350 and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

#	Indicates management contract or compensatory plan or arrangement.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.