Form 10-Q
period 2017-09-30
CYTORI THERAPEUTICS, INC.
filed 2017-11-09
CIK 1095981

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 35,119,410 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of September 30, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$4,783	$12,560
Accounts receivable, net of reserves of $167 in both 2017 and 2016, respectively	230	1,242
Restricted cash	429	350
Inventories, net	3,508	3,725
Other current assets	892	870
Total current assets	9,842	18,747

Property and equipment, net	3,308	1,157
Other assets	1,854	2,336
Intangibles, net	7,520	8,447
Goodwill	3,922	3,922
Total assets	$26,446	$34,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,907	$5,872
Current portion of long-term obligations, net of discount	13,497	6,629
Total current liabilities	18,404	12,501

Deferred revenues	103	97
Long-term deferred rent and other	120	17
Long-term obligations, net of discount, less current portion	—	11,008
Total liabilities	18,627	23,623

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A 3.6% convertible preferred stock, $0.001 par value; 5,000,000 shares authorized; 13,500 shares issued; no shares outstanding in 2017 and 2016	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 34,716,318 and 21,707,890 shares issued and outstanding in 2017 and 2016, respectively	35	22
Additional paid-in capital	404,047	388,769
Accumulated other comprehensive income	1,199	1,258
Accumulated deficit	(397,462)	(379,063)
Total stockholders’ equity	7,819	10,986
Total liabilities and stockholders’ equity	$26,446	$34,609

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Product revenues	$467	$731	$2,027	$3,190
Cost of product revenues	181	561	992	1,533
Amortization of intangible assets	306	57	919	237
Gross (loss) profit	(20)	113	116	1,420

Development revenues:
Government contracts and other	1,306	1,879	2,856	5,163
	1,306	1,879	2,856	5,163
Operating expenses:
Research and development	3,004	3,960	9,284	13,334
Sales and marketing	840	818	3,043	2,742
General and administrative	1,785	2,011	6,012	6,623
In process research and development acquired from Azaya Therapeutics	—	—	1,686	—
Total operating expenses	5,629	6,789	20,025	22,699
Operating loss	(4,343)	(4,797)	(17,053)	(16,116)

Other income (expense):
Interest income	5	4	24	8
Interest expense	(474)	(645)	(1,603)	(1,947)
Other income, net	5	54	233	928
Total other expense	(464)	(587)	(1,346)	(1,011)
Net loss	$(4,807)	$(5,384)	$(18,399)	$(17,127)

Basic and diluted net loss per share	$(0.14)	$(0.26)	$(0.62)	$(1.06)
Basic and diluted weighted average shares used in calculating net loss per share	34,490,828	20,493,840	29,564,032	16,147,042

Comprehensive loss:
Net loss	$(4,807)	$(5,384)	$(18,399)	$(17,127)
Other comprehensive loss – foreign currency translation adjustments	16	58	(59)	(321)
Comprehensive loss	$(4,791)	$(5,326)	$(18,458)	$(17,448)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,399)	$(17,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,618	794
Amortization of deferred financing costs and debt discount	580	714
In process research and development acquired from Azaya Therapeutics	1,686	—
Joint Venture acquisition obligation accretion	—	24
Provision for expired inventory	413	26
Stock-based compensation expense	588	925
Loss on asset disposal	9	2
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	991	91
Inventories	457	190
Other current assets	(284)	205
Other assets	74	32
Accounts payable and accrued expenses	(1,746)	(1,013)
Deferred revenues	6	(8)
Long-term deferred rent	103	(227)
Net cash used in operating activities	(13,904)	(15,372)
Cash flows from investing activities:
Purchases of property and equipment	(271)	(110)
Proceeds from sale of assets	10	—
Purchase of long-lived assets part of Azaya Therapeutics' acquisition	(1,201)	—
Change in restricted cash	(79)	—
Net cash used in investing activities	(1,541)	(110)
Cash flows from financing activities:
Principal payments on long-term obligations	(4,720)	—
Joint Venture purchase payments	—	(1,774)
Proceeds from sale of common stock, net	12,377	17,702
Net cash provided by financing activities	7,657	15,928
Effect of exchange rate changes on cash and cash equivalents	11	140
Net (decrease) increase in cash and cash equivalents	(7,777)	586
Cash and cash equivalents at beginning of period	12,560	14,338
Cash and cash equivalents at end of period	$4,783	$14,924
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,059	$1,213
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in payment for the assets acquired from Azaya Therapeutics	$2,311	$-

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2017

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2016 has been derived from the audited financial statements at December 31, 2016, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (collectively, the “Company”) have been included.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 24, 2017.

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

Recently Issued and Recently Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-12, Revenue from Contracts with Customers, the amendment of which addressed narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition as well as providing a practical expedient for contract modifications. In April 2016, March 2016 and December 2016 the FASB issued ASU No. 2016-10, ASU No. 2016-08 and ASU No. 2016-20, respectively, the amendments of which further clarified aspects of Topic 606: identifying performance obligations and the licensing and implementation guidance, improvements to the operability and understandability of the implementation guidance on principal versus agent considerations and contract cost clarifications. The FASB issued the initial release of Topic 606 in ASU No. 2014-09, which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities may use a full retrospective approach or a modified retrospective approach as of the date of adoption. We expect to use the modified retrospective approach. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2016-10 is permitted but not before the original effective date (annual periods beginning after December 15, 2017). We performed a preliminary assessment of the impact of ASU 2014-09 and related amendments on the consolidated financial statements, and considered all items outlined in the standard. In assessing the impact, we have outlined all revenue generating activities, mapped those activities to deliverables and traced those deliverables to the standard. We are currently assessing what impact the change in standard will have on those deliverables. We will continue to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on the consolidated financial statements and related disclosures throughout 2017. We believe the adoption will modify the way we analyze contracts. We will adopt the new standard beginning January 2018.

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

We incurred net losses of $4.8 million and $18.4 million for the three and nine months ended September 30, 2017, and $5.4 million and $17.1 million for the three and nine months ended September 30, 2016.  We have an accumulated deficit of $397.5 million as of September 30, 2017.  Additionally, we have used net cash of $13.9 million and $15.4 million to fund our operating activities for the nine months ended September 30, 2017 and 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement, with Oxford Finance, LCC (“Oxford”), as amended and further described in Note 5, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $4.8 million at September 30, 2017, we estimate that we must raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed underwritten public offering, Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and the 2016 Rights Offering (each defined below), our at-the-market (“ATM”) equity facility, the Loan and Security Agreement and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash will have a material and adverse impact on operations and will cause us to default on our loan.

On September 5, 2017, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.

On September 1, 2017, the Company announced a substantial corporate restructuring intended to significantly reduce expenses while maintaining its ability to execute on its U.S. BARDA-sponsored cell therapy program, Japanese cell therapy business and oncology drug program. The restructuring reduced Cytori’s workforce by approximately 50% and significantly reduced the Company’s operational cash burn.

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

On June 15, 2016, we closed a rights offering originally filed under Form S-1 registration statement in April 2016. Pursuant to the 2016 Rights Offering (as defined in Note 12 below), we sold an aggregate of 6,704,852 units consisting of a total of 6,704,852 shares of common stock and 3,352,306 warrants, with each warrant exercisable for one share of common stock at an exercise price of $3.06 per share, resulting in total gross proceeds of $17.1 million. See Note 12 for further discussion on the 2016 Rights Offering.

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

Under our Joint Venture Termination Agreement (“Termination Agreement”), dated May 8, 2013, with Olympus Corporation (“Olympus”), we were required to pay Olympus a total purchase price of $6.0 million within two years of the date of the Termination Agreement. Pursuant to amendments to the Joint Venture Termination Agreement, dated April 30, 2015 and January 8, 2016, the Company’s repayment obligations were extended through May 8, 2016.  We made payments under the Termination Agreement totaling approximately $4.2 million through December 31, 2015, as well as separate payments of $0.5 million each in January 2016 and April 2016, and paid the remaining balance of $0.8 million before the May 8, 2016 due date. There were no outstanding obligations to Olympus as of September 30, 2017 and December 31, 2016.

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

On September 20, 2017, we entered into an amendment to the Term Loan, pursuant to which, among other things, Oxford and the Lenders agreed to reduce the minimum liquidity covenant level originally at $5 million to $1.5 million.  The Amendment also extends the interest-only period under the Loan Agreement to January 1, 2018, with a further extension through August 1, 2018 if the Company receives unrestricted net cash proceeds of at least $5 million on or before December 29, 2017.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving certain liquidity level when the total principal outstanding under the Loan Agreement is less than $3 million. As of September 30, 2017, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

Our interest expense for the three and nine months ended September 30, 2017 was $0.5 million and $1.6 million and for the three and nine months ended September 30, 2016 was $0.6 million and $1.9 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.2 million and $0.6 million for the three and nine months ended September 30, 2017 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Term Loan Agreement contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by us or a declaration of material adverse change by our lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could materially harm our financial condition. As of September 30, 2017, we were in compliance with all covenants under the Term Loan and have not received any notification or indication from the Lenders to invoke the material adverse change clause. However, due to our current cash flow position and the substantial doubt about our ability to continue as a going concern, the entire principal amount of the Term Loan has been reclassified to short-term. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

6.	Revenue Recognition

Concentration of Significant Customers

Six direct customers comprised 61% of our revenue recognized for the nine months ended September 30, 2017.   Four direct customers accounted for 78% of total outstanding accounts receivable (excluding receivables from the Biomedical Advanced Research Development Authority, a division of the U.S. Department of Health and Human Services (“BARDA”)) as of September 30, 2017.

Three distributors and two direct customers comprised 80% of our revenue recognized for the nine months ended September 30, 2016.  Two distributors and one direct customer accounted for 28% of total outstanding accounts receivable as of September 30, 2016.

Product revenues, classified by geographic location, are as follows (in thousands):

	Three months ended				Nine months ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$112	24%	$79	11%	$315	15%	$670	21%
Japan	279	60%	575	79%	1,434	71%	2,232	70%
EMEA	18	4%	76	10%	204	10%	281	9%
Asia Pacific	58	12%	1	0%	74	4%	7	0%
Total product revenues	$467	100%	$731	100%	$2,027	100%	$3,190	100%

Research and Development

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $1.3 million and $2.9 million in BARDA revenue for the three and nine months ended September 30, 2017, as compared to $1.9 million and $5.2 million for the three and nine months ended September 30, 2016.

7.	Inventories

Inventories are carried at the lower of cost or net realizable value, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$907	$885
Work in process	839	1,021
Finished goods	1,762	1,819
	$3,508	$3,725

8.	Loss per Share

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the three and nine month periods ended September 30, 2017 and 2016, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 4.8 million for both the three and nine months ended September 30, 2017, which includes 3.7 million outstanding warrants and 1.1 million options and restricted stock awards. Potentially dilutive common shares excluded from the calculation of diluted loss per share were 4.3 million for both the three and nine months ended September 30, 2016.

9.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of September 30, 2017, we have clinical research study obligations of $0.8 million, which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We are party to an agreement with Roche Diagnostics Corporation which requires us to make certain product purchase minimums. Pursuant to the agreement, as of September 30, 2017, we have a minimum purchase obligation of $4.5 million, $0.5 million of which is expected to be completed within a year.

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

On February 27, 2017, we entered into a Lease Agreement of office space for our corporate headquarters in San Diego, California (the “Lease”). The initial term of the Lease is 63 months and may be extended upon mutual agreement.  We are currently scheduled to take possession of the premises on January 1, 2018, unless they are earlier occupied by us or the commencement date is delayed to allow for substantial completion of tenant improvements. In connection with the Lease, we issued a letter of credit, or Letter of Credit, in favor of the Landlord in the initial principal amount of approximately $0.1 million, which Letter of Credit and corresponding restricted cash increased to $0.3 million on June 1, 2017, and will increase to $0.5 million on the commencement date.  The Letter of Credit will remain in effect for the term of the Lease.

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

We lease facilities for our headquarters office location as well as international office locations. As of September 30, 2017, we have remaining lease obligations of $7.3 million, $1.2 million of which are expected to be completed within a year.

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

As of September 30, 2017, and as of December 31, 2016, the Company did not have any assets or liabilities measured at fair value presented on the Company’s balance sheets.

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2017 and December 31, 2016, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

11.	Asset Purchase Agreement with Azaya Therapeutics

On February 15, 2017 (the “Closing Date”), we completed the acquisition from Azaya Therapeutics, Inc. (“Azaya”) of certain tangible assets which consisted of a research lab, equipment and leasehold improvements and the assumption of certain of liabilities of Azaya, pursuant to an Asset Purchase Agreement (the “Agreement”). The book value of the tangible assets acquired was approximately $3.0 million at the acquisition date. The assets acquired are located in a facility rented in San Antonio, TX, by Cytori. In addition, pursuant to the Agreement, we acquired intangible assets comprised of two drug candidates in process research and development (IPR&D) stage (i) ATI-0918, a generic bioequivalent formulation of DOXIL/CAELYX, a chemotherapy drug that is a liposomal formulation of doxorubicin; and (ii) ATI-1123, a chemotherapy drug that is a liposomal formulation of docetaxel.

At the closing of the acquisition, we (i) issued 1,173,241 of shares of our common stock in Azaya’s name, (A) 879,931 of which were delivered to Azaya promptly after the Closing, and (B) 293,310 of which were deposited into a 15-month escrow pursuant to a standard escrow agreement; and (ii) assumed the obligation to pay approximately $1.8 million of Azaya’s existing payables, all of which were paid on or prior to September 30, 2017.  At the Closing Date, Azaya had no employees and therefore no Azaya employees were transitioned to us.

In addition, as of the Closing Date, the Company committed to certain contingent considerations to: (i) pay Azaya fixed commercialization milestone payments based upon achievement of certain net sales milestones for ATI-0918; (ii) make certain earn-out payments to Azaya equal to a mid-single-digit percentage of net sales of ATI-0918; and (iii) make certain earn-out payments to Azaya equal to a low single-digit percentage of net sales of any product (ATI-0918 is the “Generic Product” and ATI-1123 is the “Patented Product”), including ATI-1123, that practices a claim in the related patent assigned by Azaya to the Company (the “ATI-1123 Patent”).  Our aggregate earn-out payment obligations to Azaya from global net sales of both ATI-0918 and any Patented Product will not exceed $100.0 million (the “Earn-Out Cap”).

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

Pursuant to a registration statement on Form S-1, originally filed on April 6, 2016, as amended (the “Registration Statement”), and declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 26, 2016, and related prospectus (as supplemented), the Company registered, offered and sold to its participating stockholders of record as of the announced May 20, 2016 record date, one non-transferable subscription right for each share of common stock held by each stockholder as of the record date (the “2016 Rights Offering”). Each right entitled the holder thereof to purchase one unit at the subscription price of $2.55 per unit, composed of one share of common stock and 0.5 of a warrant, with each whole warrant exercisable to purchase one share of common stock at an exercise price of $3.06 per share for 30 months from the date of issuance.  Pursuant to the 2016 Rights Offering, which closed on June 15, 2016, the Company sold an aggregate of 6,704,852 units, resulting in total net proceeds to the Company of $15.3 million.  The warrants issued pursuant to the 2016 Rights Offering are currently listed on Nasdaq under the symbol “CYTXW.”  Based on the relevant authoritative accounting guidance, the warrants were equity classified at the issuance date. The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $7.65 per share for 10 consecutive trading days.

On December 22, 2016, we entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million in amounts of shares, of our common stock, over the 30-month period commencing on the date that a registration statement, which we filed with the SEC in December 2016. We may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. Our sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day our closing price is less than the floor price of $0.50 per share as set forth in the Purchase

Agreement. On December 22, 2016, we issued to Lincoln Park 127,419 shares of common stock with a market value on the date of issuance of approximately $0.2 million as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. We will issue up to an additional 382,258 shares of common stock on a pro rata basis to Lincoln Park only as and when shares are sold under the Lincoln Park Purchase Agreement to Lincoln Park. Through September 30, 2017, we sold a total of 1,490,937 shares under the Lincoln Park Purchase Agreement, for proceeds of approximately $1.5 million.

During the nine months ended September 30, 2017, we sold 894,050 shares of our common stock under an ATM program, receiving total net proceeds of approximately $1.5 million. During 2016, we sold 1,840,982 shares of our common stock under an ATM program, receiving total net proceeds of approximately $4.4 million.

On April 11, 2017, we entered into an underwriting agreement with Maxim relating to the issuance and sale of 8.6 million shares of our common stock, par value $0.001 per share. The price to the public in the offering is $1.10 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.0395 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the underwriting agreement, we granted Maxim a 45-day overallotment option to purchase up to 944,000 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 849,000 shares at $1.10 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

13. Subsequent Events

In November 2017, we commenced a public offering in which we distributed to holders of our common stock, at no charge, non-transferable subscription rights to purchase up to 10,000 units, each consisting of one share of our Series B Convertible Preferred Stock and 1,250 warrants to purchase one share of our common stock, at a subscription price of $1,000 per unit (the “2017 Rights Offering”). Each share of Series B Convertible Preferred Stock will be convertible into 2,500 shares of our common stock, subject to adjustment.  Sales of the units in the 2017 Rights Offering, if any, will be made under our registration statement on Form S-1, filed on August 14, 2017.

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

This Quarterly report on Form 10-Q refers to trademarks such as Cytori Cell Therapy, Habeo Cell Therapy, Celution, StemSource, Celase, Intravase, and Cytori Nanomedicine. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

Cytori Cell Therapy, or CCT, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions.  To bring this promise to health providers, we are developing novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated, standardized Celution devices and single-use procedure sets consisting of Celution consumables, Celase reagent, and Intravase reagent.  Our lead product candidate, Habeo Cell Therapy (formerly named ECCS-50), was evaluated in a Cytori-sponsored U.S. randomized, placebo-controlled, double-blind, multi-center clinical trial, STAR (Scleroderma Treatment with Celution Processed Adipose Derived Regenerative Cells), for the treatment of impaired hand function in patients with scleroderma.  On July 24, 2017, we announced top-line, preliminary data.  The STAR trial enrolled and evaluated 88 patients with scleroderma, including 51 patients within the diffuse cutaneous subset and 37 with limited cutaneous scleroderma.  While the primary and secondary endpoints did not reach statistical significance for the population as a whole, the trial data reported clinically meaningful improvement in the primary and secondary endpoints of both hand function and scleroderma-associated functional disability, for Habeo-treated patients compared to placebo, in the pre-specified subgroup of patients with diffuse cutaneous scleroderma. Additional CCT treatments are in various stages of development in the areas of urology, wounds, and orthopedics.  Further, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources.  Currently, we internally manufacture the Celution devices and consumables in the U.S. and the United Kingdom and source our Celase and Intravase reagents from a third-party supplier.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and consumables and associated reagents, in certain markets outside the U.S.  In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

The Cytori Nanomedicine platform features a versatile protein-stabilized liposomal nanoparticle technology for drug encapsulation that has thus far provided the foundation to bring two promising drugs into early/late stage clinical trials.  Nanoparticle encapsulation is promising because it can help improve the trafficking and metabolism of many drugs, thus potentially enhancing the therapeutic profile and patient benefits.  Our lead drug candidate, ATI-0918, is a generic version of pegylated liposomal encapsulated doxorubicin.  Pegylated liposomal encapsulated doxorubicin is a heavily relied upon chemotherapeutic used in many cancer types on a global basis.  We believe that data from a 60-patient European study of ATI-0918 has met the statistical criteria for bioequivalence to CAELYX®, the current reference listed drug in Europe.  We intend that these bioequivalence data will serve as a basis for our planned regulatory submission to the European Medicines Agency, or EMA, for ATI-0918. We are currently evaluating our strategic options to bring ATI-0918 to the U.S. market. Our second nanomedicine drug candidate is ATI-1123, a novel and new chemical entity which is a nanoparticle-encapsulated form of docetaxel, also a workhorse chemotherapeutic drug used for many cancers.  A Phase I clinical trial of ATI-1123 has been completed and we are investigating possible expansion of this trial to Phase II, most likely in conjunction with a development partner. Finally, in connection with our acquisition of the ATI-0918 and ATI-1123 drug candidates, we have acquired know-how (including proprietary processes and techniques) and a scalable nanoparticle manufacturing plant in San Antonio, Texas from which we intend to test, validate and eventually manufacture commercial quantities of our nanoparticle drugs.

Cytori Cell Therapy

The primary near-term goal is for Habeo Cell Therapy to be the first cell therapy product approved for the treatment of impaired hand function in patients with scleroderma through Cytori-sponsored and supported clinical development efforts.

In the U.S., the STAR clinical trial evaluated the safety and efficacy of a single administration of Habeo Cell Therapy for impaired hand function in patients with scleroderma. The first sites for our STAR trial were initiated in July 2015 and final enrollment of 88 patients was completed in June 2016. As noted above, preliminary assessment of unblinded top-line data show that while the primary and secondary endpoints did not reach statistical significance at 24 or 48 weeks, the trial data reported potentially clinically meaningful improvement in the primary and secondary endpoints of both hand function and scleroderma-associated functional disability, for Habeo-treated patients compared to placebo, in the subgroup of patients with diffuse cutaneous scleroderma. Further analysis of this data is ongoing.

In Europe, the Investigator-initiated SCLERADEC-II (Subcutaneous Injection of Autologous Adipose Tissue-derived Stromal Vascular Fraction into the Fingers of Patients with Systemic Sclerosis) clinical trial is evaluating the safety and efficacy of a single administration of Habeo Cell Therapy for impaired hand function in patients with scleroderma.  The first sites were initiated in October 2015; and 32 of 40 targeted patients were enrolled through September 2017.

In Japan, Cytori held an informal consultation meeting with PMDA in September 2017 to discuss the feasibility of potential Habeo development strategies and clinical trial designs for a single approval trial based on the results from the U.S. STAR clinical trial.  Cytori believes that a single arm 20 patient clinical trial of Habeo Cell Therapy for diffuse scleroderma will be required to obtain approval.

With respect to the remainder of our current CCT clinical pipeline:

•

We completed our U.S. Phase II ACT-OA (Celution Prepared Adipose Derived Regenerative Cells in the Treatment of OsteoArthritis of the Knee), or ACT-OA clinical trial, in June 2015. The 48-week analysis of ECCO-50 Cell Therapy was performed as planned and the top-line data are described in the “Osteoarthritis” section below.

•

In July 2015, a Japanese investigator-initiated study of ECCI-50 Cell Therapy in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, received approval to begin enrollment from the Japanese Ministry of Health, Labor and Welfare, or MHLW. In October 2017, the ADRESU trial had over 75% enrolled. The Japan Agency for Medical Research and Development, or AMED, has provided partial funding for the ADRESU trial.

•

We are developing DCCT-10 Cell Therapy for thermal burns under a contract from the Biomedical Advanced Research Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services. In April 2017, we received approval of an Investigational Device Exemption, or IDE, from the U.S. Food and Drug Administration, or FDA, to conduct a pilot clinical trial, RELIEF (Safety and Feasibility of Adipose Derived Regenerative Cells (ADRCs) in the Treatment of Deep Partial Thickness and Full Thickness Thermal Wounds), of DCCT-10 administered intravenously in up to 30 patients with thermal burn injuries at up to 10 U.S. institutions. In May 2017, we announced BARDA’s exercise of Option 2 of up to approximately $13.4 million to fund RELIEF. We anticipate initiation of RELIEF in 2017 and 1st patient treated in the first half of 2018.

In addition to our targeted therapeutic development, we have continued to commercialize our CCT technology under select medical device approvals, clearances and registrations to customers in Europe, Japan and other regions. These customers are a mix of research customers evaluating new therapeutic applications of CCT and commercial customers, including our licensing partners, distributors, and end user hospitals, clinics and physicians, that use our Celution System mostly for treatment of patients in private pay procedures. In Japan, our largest commercial market, we gained increased utilization of our products in the private pay marketplace in 2016 due to several factors, including increased clarity around the November 2014 Regenerative Medicine Law (implemented in November 2015 as it relates to regenerative medicine products like CCT) and we project that our sales of consumable sets and market presence in Japan will continue to grow in 2017.  The sale of Celution devices, procedure sets, and ancillary products contribute a margin that partially offsets our operating expenses and will continue to play a role in fostering familiarity within the medical community with our technology. It also provides us with valuable product and customer feedback.

Scleroderma

Scleroderma is a rare and chronic connective tissue disease generally classified as an autoimmune rheumatic disorder. An estimated 300,000 Americans have scleroderma, about one-third of whom have the systemic form of the disease, known as systemic sclerosis, or SSc. SSc is further sub-classified as diffuse cutaneous and limited cutaneous SSc. Diffuse subset tends to produce more severe manifestations with significant hand dysfunction and internal organ involvement. Diffuse scleroderma accounts for between one third and one half of all cases of systemic sclerosis. Women are affected four times more frequently than men and the condition is typically detected between the ages of 30 and 50. More than 90% of scleroderma patients are afflicted with hand involvement that is typically progressive and can result in chronic pain, blood flow changes and severe dysfunction. A small number of treatments are occasionally used off-label for hand scleroderma, but they do little to modify disease progression or substantially improve symptoms with some challenging side-effects. Current treatment options are directed at protecting the hands from injury and detrimental environmental conditions as well as the use of vasodilators.  When the disease is advanced, prostanoids, Endothelin-1 receptor antagonists, and immunosuppressants may be used but are often accompanied by side effects.  If these medications are unsuccessful, health providers may perform a sympathectomy to remove nerves to increase blood flow and decrease long-term pain.

SCLERADEC-I is a completed, investigator-initiated, 12-patient, open-label, Phase I pilot trial sponsored by Assistance Publique-Hôpitaux de Marseille, or AP-HM, in Marseille, France. The SCLERADEC-I trial received partial support from Cytori. The six-month results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrated approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function. Two-year follow up data in the SCLERADEC-I trial was presented at the Systemic Sclerosis World Congress in February 2016 and published in the journal Current Research in Translational Medicine in November 2016 and demonstrated sustained improvement in the following four key endpoints: CHFS, SHAQ, RCS, and hand pain, as assessed by a standard visual analogue scale.

Further, on December 5, 2016, we released top-line results for three-year follow-up data showing sustained benefits materially consistent with those shown in two-year data.

In 2014, Drs. Guy Magalon and Brigitte Granel, under the sponsorship of AP-HM, submitted a study for review for a follow-up randomized, double-blind, placebo-controlled trial in France using Cytori Cell Therapy, partially supported by Cytori. The trial, named SCLERADEC II, received approval from the French government in April 2015. Enrollment of this trial commenced in October 2015 and is ongoing. The trial is currently approaching 75% enrollment and we expect enrollment to be completed in 2017, approximately one year later than originally projected, due to delays in French regulatory approvals of participating sites. Patients will be followed at six-month post-treatment and compared with placebo treated patients.  Pending the six-month results patients in the placebo group will be eligible for crossover using Habeo cells stored at the time of the initial procedure. This crossover arm will open after all patients have completed six-month follow up.

Based on the results of the SCLERADEC-I trial, we initiated the US-based STAR trial. The STAR trial was a 48-week, 19 site, randomized, double blind, placebo-controlled pivotal clinical trial of 88 patients in the U.S. for the treatment of impaired hand function in scleroderma. The trial evaluates the safety and efficacy of a single administration of Habeo Cell Therapy in patients with scleroderma affecting the hands and fingers. The STAR trial uses the Cochin Hand Function Scale, or CHFS, a validated measure of hand function, as the primary endpoint measured at 24 weeks and 48 weeks (approximately 6 and 12 months) after a single administration of Habeo Cell Therapy or placebo. Of the 88 patients enrolled in STAR, 51 had diffuse cutaneous scleroderma while 37 had the limited form of the disease.

On July 24, 2017, we announced top-line, preliminary data from the STAR trial. While the primary and secondary endpoints did not reach statistical significance at 24 or 48 weeks, the trial data reported clinically meaningful improvement in the primary and secondary endpoints of both hand function and scleroderma-associated functional disability for Habeo treated patients compared to placebo, in the subgroup of patients with diffuse cutaneous scleroderma. The Company plans to release a more detailed assessment of STAR trial data at the World Scleroderma Congress in February 2018.

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

We completed top-line analysis of the final 48-week data in July 2016.  A total of 94 patients were randomized (33 placebo, 30 low dose ECCO-50, 31 high dose ECCO-50). In general, a clear difference between low and high dose ECCO-50 was not observed and therefore the data for both groups have been combined.  We evaluated numerous endpoints that can be summarized as follows:

•

Intra-articular application of a single dose of ECCO-50 is feasible in an outpatient day-surgery setting; no serious adverse events were reported related to the fat harvest, cell injection or to the cell therapy.

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

In summary, the ACT-OA Phase II trial demonstrated feasibility of same day fat harvesting, cell processing and intra-articular administration of autologous ADRCs (ECCO-50) with a potential for a beneficial effect of ECCO-50. The accumulated data and experienced gained will be critical in considering designs of further clinical trials in osteoarthritis and other potential indications.  In addition, we are actively pursuing partnering and commercialization opportunities for ECCO-50 to further develop our knee osteoarthritis program and also to support our growing commercial sales into the knee osteoarthritis market in Japan.

Stress Urinary Incontinence

Another therapeutic target under evaluation by Cytori led by the University of Nagoya and three other sites and partially supported by the Japanese MHLW, is stress urinary incontinence in men following surgical removal of the prostate gland, which is based on positive data reported in a peer reviewed journal resulting from the use of ADRCs prepared by our Celution System. The ADRESU trial is a 45 patient, investigator-initiated, open-label, multi-center, single arm trial that was approved by the Japanese MHLW in July 2015 and is being led by both Momokazu Gotoh, MD, Ph.D., Professor and Chairman of the Department of Urology and Tokunori Yamamoto, MD, Ph.D., Associate Professor Department of Urology at University of Nagoya Graduate School of Medicine. Trial enrollment began in September 2015, and in October 2017, the trial is over 75% enrolled. Full enrollment is expected by the end of 2017 with top-line results available in late 2018. This clinical trial is primarily sponsored and funded by the Japanese government, including a grant provided by AMED.

Cutaneous and Soft Tissue Thermal and Radiation Injuries

We are also developing Cytori Cell Therapy, or DCCT-10, for the treatment of thermal burns. In the third quarter of 2012, we were awarded a contract by BARDA valued at up to $106 million to develop a medical countermeasure for thermal burns. The total award under the BARDA contract has been intended to support all clinical, preclinical, regulatory and technology development activities needed to complete the FDA approval process for use of DCCT-10 in thermal burn injury under a device-based pre-market authorization, or PMA, regulatory pathway and to provide preclinical data in burn complicated by radiation exposure.

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

In accordance with the terms of the Amendments, BARDA will provide us with reimbursement of costs incurred, plus payment of a fixed fee, in the aggregate amount of up to approximately $13.4 million, or the Funding Amount.  We are responsible for further costs in excess of the Funding Amount, if any, to meet the objectives of the Pilot Trial. The Amendments also extend the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020.

Cytori Nanomedicine

In February 2017, we completed our acquisition of the assets of Azaya Therapeutics, Inc., or Azaya, pursuant to the terms of an Asset Purchase Agreement, dated January 26, 2017.  Pursuant to the terms of the agreement, we acquired equipment and certain intellectual property including a portfolio of investigational therapies and related assets, and assumed certain liabilities, from Azaya in exchange for the issuance of 1,173,241 of shares of our common stock in the amount of $2.3 million, assumption of approximately $1.8 million in Azaya’s payables, and the obligation to pay Azaya future milestones, earn-outs and licensing fees. The acquisition of Azaya brought two additional product candidates, ATI-0918 and ATI-1123, into the Cytori pipeline and we intend to develop and potentially commercialize both, most likely in conjunction with a commercial and or commercial partner.

ATI-0918 is a complex generic formulation of the market-leading oncology drug, DOXIL®/CAELYX®, which is a pegylated liposomal encapsulation of doxorubicin and approved in the U.S. for ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma; and in the European Union for breast cancer, ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma. The current approval pathway for ATI-0918 is to leverage existing bioequivalence data to CAELYX® for approval in the EU and to demonstrate bioequivalence to Lipodox® in the U.S.  A study to demonstrate ATI-0918’s bioequivalence to CAELYX®, for purposes of EMA approval, has been completed and we intend for these data to serve as the basis for our submission of a marketing authorization application for ATI-0918 to the EMA. We are also making plans to perform a bioequivalence study of ATI-0918 to the U.S. Reference Standard, or RS, to serve as the basis for submission of an ANDA for U.S. FDA approval. We currently anticipate that any U.S. bioequivalence trial for ATI-0918 would be funded by a development partner or licensee.

ATI-1123 is a novel liposomal formulation of docetaxel. Generic forms of docetaxel are currently FDA approved and marketed for non-small cell lung cancer, breast cancer, squamous cell carcinoma of the head and neck cancer, gastric adenocarcinoma, and hormone refractory prostate cancer.  Its side effects include hair loss, bone marrow suppression, and allergic reactions. There is currently no form of liposomal docetaxel approved or commercially available. There is a protein (albumin) bound form of a similar chemotherapeutic drug, paclitaxel known as Abraxane®, which demonstrated some clinical advantages to paclitaxel. ATI-1123 has shown promising results in preclinical animal models that suggest it may have superior qualities to docetaxel, including actions against some tumor types that are not amenable to treatment by docetaxel. A Phase I study of ATI-1123 has been completed in late stage refractory patients and has shown some activity in several tumor types (mostly stable disease). We are currently evaluating clinical scenarios to bring into Phase II studies in several indications, including small cell lung cancer, and potential development partnerships.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of Cytori Cell Therapy-related products.

The following table summarizes the components for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Product revenues - third party	$467	$731	$2,027	$3,190

We experienced a decrease of $0.3 million and $1.2 million in product revenue during the three and nine months ended September 30, 2017 as compared to the same period in 2016. The decrease in the three-month period is due to lower sales in Japan of $0.3 million. The decrease in the nine-month period is primarily due to lower sales in the Americas of $0.4 million and Japan of $0.5 million. The lower sales in Japan for the three and nine months periods is primarily due to lack of Celution device sales, offset by an increase in Celution consumable utilization.

The future:  We expect to continue to generate a majority of product revenues from the sale of Cytori Cell Therapy-related products to researchers, clinicians, and distributors in all regions. In Japan and EMEA, researchers will use our technology in ongoing and new investigator-initiated and funded studies focused on, but not limited to, hand scleroderma, Crohn’s disease, peripheral artery disease, erectile dysfunction, and diabetic foot ulcers.  Habeo Cell Therapy for hand scleroderma will continue to be accessible to patients and physicians through a managed access program, or MAP. We announced in mid-June of 2017 that we ended our MAP agreement with IDIS (initiated in 2016) and partnered with a new vendor, myTomorrows, with expanded geographical coverage for MAP, including Europe, Middle East and Latin America (excluding Chile). myTomorrows is an innovative and fully integrated organization dedicated to providing fully compliant early access to innovative therapeutics in advance of the products full marketing authorization in the countries that it serves.

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs, as well as amortization of intangible assets. The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Cost of product revenues (excluding amortization of intangible assets and share-based compensation)	$176	$551	$974	$1,498
Amortization of intangible assets	306	57	919	237
Share-based compensation	5	10	18	35
Total cost of product revenues	$487	$618	$1,911	$1,770
Total cost of product revenues as % of product revenues	104.3%	84.5%	94.3%	55.5%

Cost of product revenues as a percentage of product revenues was 104.3% and 94.3% for the three and nine months ended September 30, 2017 and 84.5% and 55.5% for the three and nine months ended September 30, 2016.  Fluctuation in this percentage is due to our product mix, distributor and direct sales mix, geographic mix, foreign exchange rates, idle capacity, allocation of overhead, and higher intangible amortization expense.

The future: We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. We are investigating various pricing options for our cellular therapeutics, which may help to increase our gross profit margins in 2017 and beyond.

Development revenues

Under our government contract with BARDA, we recognized a total of $1.3 million and $2.9 million in revenues for the three and nine months ended September 30, 2017 which included allowable fees as well as cost reimbursements.  During the three and nine months ended September 30, 2017, we incurred $1.2 million and $2.7 million in qualified expenditures. During the three and nine months ended September 30, 2016, we recognized revenue of $1.9 million and $5.2 million and incurred $1.7 million and $4.8 million in qualified expenditures, respectively. The decrease in revenues for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is primarily due to slight decreases in research and development activities related to BARDA.

The future: We entered into an amendment with BARDA in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020.

Research and development expenses

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications, oncology drug program expenses, as well as the continued development efforts related to our clinical trials.

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, payment of regulatory fees, laboratory supplies, pre-clinical studies and clinical studies.

The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
General research and development	$2,976	$3,858	$9,168	$12,971
Share-based compensation	28	102	116	363
Total research and development expenses	$3,004	$3,960	$9,284	$13,334

The decrease in research and development expenses, excluding share-based compensation, for the three and nine months ended September 30, 2017 as compared to the same period in 2016 is due to a decrease of approximately $0.7 million and $3.2 million for the three and nine months periods in clinical study expenses as well as a decrease of approximately $0.3 million and $0.7 million in salaries and benefits as a result of completion of enrollment in our U.S. clinical trials enrolling in 2016.

The future:  We expect aggregate research and development expenditures remain consistent at current levels for the balance of 2017, as we begin our clinical activities on the RELIEF clinical trial and our ongoing development efforts of the recently acquired ATI-0918 asset from Azaya.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Sales and marketing	$812	$779	$2,952	$2,611
Share-based compensation	28	39	91	131
Total sales and marketing expenses	$840	$818	$3,043	$2,742

Sales and marketing expenses excluding share-based compensation remained consistent at $0.8 million during the three months ended September 30, 2017 and increased by approximately $0.3 million during the nine months ended September 30, 2017 as compared to the same period in 2016 due to increases in professional services mostly related to our operations in Japan, commercial planning activities for Habeo in the U.S. and investments in the EMEA managed access program.

The future:  We expect sales and marketing expenditures to slightly decrease during the balance of 2017, as we delay efforts on commercial readiness activities for Habeo in the U.S.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
General and administrative	$1,668	$1,883	$5,649	$6,228
Share-based compensation	117	128	363	395
Total general and administrative expenses	$1,785	$2,011	$6,012	$6,623

General and administrative expenses excluding share-based compensation decreased by $0.2 million and $0.6 million during the three and nine months ended September 30, 2017, as compared to the same periods in 2016 is primarily due to decreases in salary and related benefits expense consistent with our ongoing cost curtailment efforts.

The future:  We expect general and administrative expenditures to remain materially consistent at current levels for the balance of 2017.

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

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Cost of product revenues	$5	$10	$18	$35
Research and development-related	28	102	116	363
Sales and marketing-related	28	39	91	131
General and administrative-related	117	128	363	395
Total share-based compensation	$178	$279	$588	$924

The decrease in share-based compensation expenses for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is primarily related to a lower annual grant activity caused by reductions in headcount and due to the decline in the stock price during 2017 as compared to the same period in 2016, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of September 30, 2017, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $1.3 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.58 years.

In process research and development acquired from Azaya Therapeutics

In February 2017, we entered into an agreement to acquire assets, including in process research and development (“IPR&D”) related to two oncology drug product candidates, from Azaya Therapeutics. In connection with this agreement, we recorded an IPR&D charge totaling $1.7 million. The acquired IPR&D is in the early stage of development and has no alternative use. Additional research, pre-clinical studies, and regulatory approvals must be successfully completed prior to commercialization of any product.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Interest income	$5	$4	$24	$8
Interest expense	(474)	(645)	(1,603)	(1,947)
Other income, net	5	54	233	928
Total	$(464)	$(587)	$(1,346)	$(1,011)
•	Interest expense decreased for the three and nine months ended September 30, 2017 as compared to the same period in 2016, due to principal payments made on our debt from January through August 2017.
•

The changes in other income during the three and nine months ended September 30, 2017 as compared to the same period in 2016 resulted primarily from changes in exchange rates related to transactions in foreign currency.

The future: We expect interest expense in 2017 to decrease due to the decrease in the principal balance of the Loan and Security Agreement, dated May 29, 2015, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30,	As of December 31,
	2017	2016
Cash and cash equivalents	$4,783	$12,560

Current assets	$9,842	$18,747
Current liabilities	18,404	12,501
Working capital	$(8,562)	$6,246

We incurred net losses of $4.8 million and $18.4 million for the three and nine months ended September 30, 2017, and $5.4 million and $17.1 million for the three and nine months ended September 30, 2016, respectively.  We have an accumulated deficit of $397.5 million as of September 30, 2017.  Additionally, we have used net cash of $13.9 million and $15.4 million to fund our operating activities for the nine months ended September 30, 2017 and 2016, respectively.

Further, the Loan and Security Agreement, with Oxford Finance, LCC (“Oxford”), as amended and further described in Note 5, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $4.8 million at September 30, 2017, we estimate that we must raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant.

On September 1, 2017, the Company announced a substantial corporate restructuring intended to significantly reduce expenses while maintaining its ability to execute on its BARDA-sponsored cell therapy program, Japanese business and oncology program. The restructuring reduced Cytori’s workforce by approximately 50% and significantly reduced the Company’s operational cash burn.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed underwritten public offering, our Lincoln Park Purchase Agreement (“Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and the 2016 Rights Offering (each defined below), our at-the-market (“ATM”) equity facility, the Loan and Security Agreement and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations.

In November 2017, we commenced a public offering in which we distributed to holders of our common stock, at no charge, non-transferable subscription rights to purchase up to 10,000 units, each consisting of one share of our Series B Convertible Preferred Stock and 1,250 warrants to purchase one share of our common stock, at a subscription price of $1,000 per unit (the “2017 Rights Offering”). Each share of Series B Convertible Preferred Stock will be convertible into 2,500 shares of our common stock, subject to adjustment.  Sales of the units in the 2017 Rights Offering, if any, will be made under our registration statement on Form S-1, filed on August 14, 2017. The 2017 Rights Offering is being conducted on a best-efforts basis and there is no minimum amount of proceeds necessary to be received in order for us to close the offering.  However, we cannot provide any assurances that we will sell any of the units offered in the 2017 Rights Offering.

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

During the nine months ended September 30, 2017, we sold 894,050 shares of our common stock under our ATM offering program, receiving total net proceeds of approximately $1.5 million.  Although sales of our common stock have taken place pursuant to our ATM offering program, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM offering program, is limited to an aggregate of one-third of our public float. As of September 30, 2017, our public float was 34.5 million shares, the value of which was $12.6 million based upon the closing price of our common stock of $0.37 on such date. The value of one-third of our public float calculated on the same basis was approximately $4.2 million.

On December 22, 2016, we entered into the Lincoln Park Purchase Agreement and a registration rights agreement, with Lincoln Park pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million in amounts of shares, of our common stock, over the 30-month period commencing on the date that a registration statement, that we filed with the Securities and Exchange Commission (the “SEC”) in December 2016. We may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. Our sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day our closing price is less than the floor price of $0.50 per share as set forth in the Lincoln Park Purchase Agreement. On December 22, 2016, we issued to Lincoln Park 127,419 shares of common stock as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. Through September 30, 2017, we sold a total of 1,490,937 shares under the Lincoln Park Purchase Agreement, for proceeds of approximately $1.5 million. We will issue up to an additional 279,258 shares of common stock on a pro rata basis to Lincoln Park only as and when shares are sold under the Lincoln Park Purchase Agreement to Lincoln Park.

Pursuant to this securities transaction and related equity issuance, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least the first quarter of 2018. We continue to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives. However, there can be no assurance that we will be successful in securing additional resources when needed, on terms acceptable to us or at all. Therefore, there exists substantial doubt about our ability to continue as a going concern.

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

Our inability to raise additional cash will have a material adverse impact on operations and will cause us to default on our loan.

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

As of September 30, 2017, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016 is summarized as follows (in thousands):

	For the nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(13,904)	$(15,372)
Net cash used in investing activities	(1,541)	(110)
Net cash provided by financing activities	7,657	15,928
Effect of exchange rate changes on cash and cash equivalents	11	140
Net decrease in cash and cash equivalents	$(7,777)	$586

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 was $13.9 million. Overall, our operational cash use decreased during the nine months ended September 30, 2017 as compared to the same period in 2016, due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $1.1 million and an improvement of $0.3 million in working capital management.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2017 resulted primarily from cash outflows for payment for long-lived assets purchased as part of Azaya’s acquisition of $1.2 million and purchase of fixed assets of $0.3 million.

Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2017 related primarily to sale of common stock of $12.4 million offset by cash used in principal payments on our debt of $4.7 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2017, there have been no material changes in our market risks from those described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2017, we were not a party to any material legal proceeding.

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

On September 5, 2017, we received notice from Nasdaq staff relating to our noncompliance with the $1.00 minimum bid price per share requirement. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day compliance period, or until March 5, 2018, to regain compliance with the minimum bid price requirement. During the compliance period, our shares of common stock will continue to be listed and traded on Nasdaq. To regain compliance, the closing bid price of our shares of common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during the 180 calendar day compliance period.

If we are not in compliance by March 5, 2018, we may be afforded a second 180 calendar day compliance period. To qualify for this additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq with the exception of the minimum bid price requirement. In addition, we will be required to notify Nasdaq of our intention to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.

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

Our success depends in large part upon the successful development and commercialization of our cellular therapeutics, especially Habeo Cell Therapy for hand impairment in patients with scleroderma.  The U.S. STAR clinical trial assessed the safety and efficacy of Habeo Cell Therapy and failed to achieve its primary and secondary endpoints. While we are continuing to assess the top-line data from the trial, we may be unable to identify a viable path forward for continued development of this product candidate, which in turn could materially and adversely affect our business and operations.

Our success in large part is dependent upon our ability to develop our CCT products, and in particular, our lead product candidate, Habeo Cell Therapy (“Habeo”). In July 2017, we announced top-line results from our U.S. STAR clinical trial that evaluated the safety and efficacy of Habeo for hand impairment in patients with scleroderma. In this trial, Habeo did not achieve its primary endpoint of improvement in hand dysfunction, compared to placebo, as measured by the Cochin Hand Function Score, or CHFS, at twenty-four (24) and forty-eight (48) weeks, nor did it achieve its secondary endpoints of improvement in the Raynaud’s Condition Score, or RCS, and the Scleroderma Health Assessment Questionnaire, or SHAQ, at forty-eight (48) weeks, compared to placebo. The Company does not believe that this STAR clinical data is sufficient to submit a pre-market approval, or PMA, application for Habeo to the FDA for hand impairment in patients with scleroderma.

Analysis of the STAR data indicated that within a pre-specified subgroup analysis, Habeo-treated patients within the diffuse cutaneous scleroderma subset indicated improvements in the CHFS and the Health Assessment Questionnaire-Disability Index, or HAQ-DI (a measure of functional disability), that met or exceeded the published criteria for minimally important clinical differences in these measures as compared to STAR patients with diffuse cutaneous scleroderma within the placebo group.  However, these differences may not be deemed sufficient to continue development of Habeo. Thorough analysis of our STAR data may result in the determination that there is not a viable plan for continued development of Habeo. Further, anticipated discussions with the FDA and with other regulatory authorities regarding our STAR data and Habeo may be unsuccessful or may result in imposition of onerous requirements should we pursue further development of this therapy. Even if we desire to design further trials and continue to pursue a path toward potential regulatory approval of Habeo, any such development will likely require significant financial and personnel resources. We may be unable to obtain sufficient capital to fund such further trials, and any such trials, if funded, may fail to yield positive results. Further, the failure to achieve our primary or secondary endpoints in the STAR trial will likely have an adverse effect on our current commercial sales of our cellular therapeutics, on the development and implementation of our EMEA managed access program, our and our partners’ efforts to develop, commercialize and sell our cellular therapeutics, and on our efforts to find additional partners to develop and commercialize our cellular therapeutic product candidates.

There can be no assurance that we will be able to further develop Habeo. Our continuing analyses of data from the STAR trial may produce negative or inconclusive results, or may be inconsistent with our previously announced top-line results. Because our cell therapy business is in substantial part dependent on the success of Habeo, if we are unable to identify, fund and ultimately execute an alternative development strategy for this product candidate or our other cell therapy candidates, we may be required to reduce or curtail our cell therapy activities, which would materially and adversely affect our business and operations, and could require us to liquidate, dissolve or otherwise wind down our operations.  Further, if we decide to sell or otherwise dispose of our cell therapy platform, we may be unable to identify a suitable acquirer, or may be unable to negotiate and consummate a transaction on terms acceptable to us.

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

We are currently prioritizing our efforts to find a strategic partner for our Habeo.  For various reasons, including the preliminary top-line data from our STAR clinical trial announced in July 2017 and the novelty of our cellular therapeutic approach, the regulatory and reimbursement environments for Habeo in certain markets, including Europe and the Asia-Pacific region, are complex and uncertain. There can be no assurance that regulatory agencies or authorities in the U.S., Europe, the Asia-Pacific region or elsewhere will grant conditional or full regulatory approval for Habeo on the timeframes we anticipate, or at all, nor can we guarantee that government or commercial payers will grant us favorable reimbursement for use of Habeo. In fact, we anticipate that our preliminary top-line STAR data will result in delays in our regulatory approval efforts for Habeo, or cause us to abandon or materially alter our regulatory approval strategies for Habeo.  Further, even if we receive regulatory approval and favorable reimbursement, there is no guarantee that a market will develop for Habeo at our intended price points, or at all. These commercialization risks could affect prospective partners’ or collaborators’ willingness to enter into partnering arrangements on terms acceptable to us, or at all.  Prospective partners may be unwilling to enter into Habeo collaboration/partnering agreements with us in light of our top-line STAR clinical trial data.  We anticipate that it will be difficult to find a commercialization partner for Habeo on favorable terms, if at all.  Further, if data from the currently enrolling French investigator-initiated SCLERADEC-II trial are not positive, or if the trial is discontinued prior to receipt of data, the regulatory and commercial hurdles for Habeo will further increase, especially in the EU.

We are also prioritizing our efforts to find a strategic partner to help commercialize and sell our ATI-0918 drug candidate, initially in Europe, the U.S., and China, and secondarily, to fund development and commercialization of our ATI-1123 product candidate. We do not currently have the commercial resources to market and sell either ATI-0918 or ATI-1123.  There can be no assurance that we will enter into partnering agreements for either ATI-0918 or ATI-1123 with suitable partners on terms acceptable to us, or at all.  At present, we do not intend to expend significant resources on development of ATI-1123.  However, regardless of whether we enter into a partnering agreement for ATI-0918, we will still incur significant costs and expenses related to manufacturing, testing validation, and regulatory and clinical work necessary to support a generic drug application submission to EMA.  If we cannot find a suitable partner for our ATI-0918 product candidate, our business could be significantly harmed.

We may also solicit partnering interest in our ECCO-50 Cell Therapy for use in knee osteoarthritis, but we anticipate that our partnering efforts with respect to this indication will be subordinate to our Habeo Cell Therapy and ATI-0918 partnering efforts. Further, while consistent trends were observed in most secondary endpoints relative to the placebo group in our ACT-OA knee osteoarthritis trial, the 12-week endpoint of single pain on walking question did not achieve statistical significance, so there can be no assurance that our partnering efforts for our ECCS-50 therapeutics will be successful.

In addition, we may seek development and/or commercial partners for the other therapeutic indications set forth in our clinical pipeline, including use of ECCI-50 Cell Therapy in stress urinary incontinence, or SUI, in men following surgical removal of the prostate gland (this therapeutic indication is currently the subject of a Phase III, investigator-initiated trial in Japan, called ADRESU).

There can be no assurance that this male SUI pipeline indication will be attractive to prospective partners. The male SUI market is small (approximately $45.0 million).  We anticipate that the failure to achieve the primary and secondary endpoints in our STAR trial could materially hamper our efforts to identify prospective cell therapy partners or to negotiate cell therapy partnering transactions on terms favorable to us, or at all.

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

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations to profitability, including our continuing substantial research and development expenses. We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future.  Although it is difficult to predict future liquidity requirements, we believe that our $4.8 million in cash and cash equivalents on hand as of September 30, 2017 will be sufficient to fund our currently contemplated operations at least through the first quarter of 2018.  Our future capital requirements will depend on many factors, including:

•	our ability to raise capital to fund our operations on terms acceptable to us, or at all;
•

our perceived capital needs with respect to development of our CCT and Cytori Nanomedicines development programs, and any delays in, adverse events of, and excessive costs of such programs beyond what we currently anticipate;

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

We have secured capital historically from grant revenues, collaboration proceeds, and debt and equity offerings. We will need to secure substantial additional capital to fund our future operations. We cannot be certain that additional capital will be available on terms acceptable to us, or at all.  Our ability to raise capital was adversely affected when the FDA put a hold on our ATHENA cardiac trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  Subsequently, a continued downward trend in our stock price resulting from a number of factors, including (i) general economic and industry conditions, (ii) challenges faced by the regenerative medicine industry as a whole, (iii) the market’s unfavorable view of certain of our recent equity financings conducted in 2014 and 2015 (which financings were priced at a discount to market and included 100% warrant coverage), (iv) market concerns regarding our continued need for capital (and the effects of any future capital raising transactions we may consummate), (v) market perceptions of our ATHENA and ACT-OA clinical trial data, and (vi) our recent Nasdaq listing deficiency issues and resultant 1-for-15 reverse stock split, made it more difficult to procure additional capital on terms reasonably acceptable to us.  Most recently, the release in July 2017 of the top-line data from our STAR trial, in which we announced the failure to achieve the trial’s primary and secondary endpoints, resulted in a further substantial decrease in our stock price.  Though our recent acquisition of the Cytori Nanomedicine business from Azaya Therapeutics, including our ATI-0918 and ATI-1123 drug candidates, appear to have been viewed favorably by our investors and the marketplace, we cannot assure you that this acquisition will not ultimately be viewed negatively and thus further hamper our efforts to attract additional capital. If we are unsuccessful in our efforts to raise any such additional capital, we may be required to take actions that could materially and adversely harm our business, including a possible significant reduction in our research, development and administrative operations (including reduction of our employee base), surrendering of our rights to some technologies or product opportunities, delaying of our clinical trials or regulatory and reimbursement efforts, or curtailing of or even ceasing operations.

Our financing plans include pursuing additional cash through use of our at-the-market, or ATM, offering program, strategic corporate partnerships, licensing and sales of equity. In November 2017, we commenced a public offering in which we distributed to holders of our common stock, at no charge, non-transferable subscription rights to purchase up to 10,000 units, each consisting of one share of our Series B Convertible Preferred Stock and 1,250 warrants to purchase one share of our common stock, at a subscription price of $1,000 per unit (the “2017 Rights Offering”). Each share of Series B Convertible Preferred Stock will be convertible into 2,500 shares of our common stock, subject to adjustment.  Sales of the units in the 2017 Rights Offering, if any, will be made under our registration statement on Form S-1, filed on August 14, 2017. The 2017 Rights Offering is being conducted on a best-efforts basis and there is no minimum amount of proceeds necessary to be received in order for us to close the offering.  However, we cannot provide any assurances that we will sell any of the units offered in the 2017 Rights Offering.

In addition, in December 2016, we entered into a purchase agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we may direct Lincoln Park to purchase up to $20.0 million in shares of our common stock from time to time over a 30-month period, subject to satisfaction of certain conditions.  While we have an established history of raising capital through these platforms, and we are currently involved in negotiations with multiple parties, there is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources or on terms acceptable to us.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM offering program, is limited to an aggregate of one-third of our public float. As of September 30, 2017, our public float was 34.5 million shares, the value of which was $12.6 million based upon the closing price of our common stock of $0.37 on such date. The value of one-third of our public float calculated on the same basis was approximately $4.2 million.

Further, our Loan and Security Agreement with Oxford Finance, LLC, or Oxford, as amended, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $4.8 million at September 30, 2017, we estimate that we must raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant. If we are unable to avoid an event of default under the Loan and Security Agreement, our business could be severely harmed.

In addition to the funding sources previously mentioned, we continue to seek additional capital through product revenues and state and federal development programs, including additional funding opportunities though our current BARDA contract.

We may be or become the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities, the reporting of unfavorable news or continued decline in a company’s stock price, security holders have often instituted class action litigation. The market value of our securities has steadily declined over the past several years for a variety of reasons, including the announcement of the results of our STAR clinical trial in July 2017, and for other reasons discussed elsewhere in this “Risk Factors” section, which heightens our litigation risk.  If we face such litigation, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.  Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Effective, November 3, 2017, the Company appointed Broadridge Corporate Issuer Solutions, Inc., or Broadridge, as its transfer agent and registrar. All of the Company’s registered securities have been transferred from the Company’s previous transfer agent, Computershare Trust Company N.A., to Broadridge.

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Composite Certificate of Incorporation (incorporated by reference to our Annual Report on Form 10-K filed with the Commission on March 11, 2016)

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003)

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Commission on May 6, 2014)

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock (incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 8, 2014)

10.1

Contract HHSO100201200008C dated September 27, 2012, by and between Cytori Therapeutics, Inc. and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority (incorporated by reference to Amendment No. 1 to Form S-1 filed with the Commission on October 3, 2017)

10.2

First Amendment to Loan and Security Agreement, dated September 20, 2017, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC (incorporated by reference to Amendment No. 1 to Form S-1 (Registration No. 333-219967) filed with the Commission on October 3, 2017)

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: November 9, 2017		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: November 9, 2017		Tiago Girao
VP of Finance and Chief Financial Officer