Form 10-K
period 2017-12-31
CYTORI THERAPEUTICS, INC.
filed 2018-03-09
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $36.4 million based on the closing sales price of the registrant’s common stock on June 30, 2017 as reported on the Nasdaq Capital Market, of $1.10 per share.

As of January 31, 2018, there were 59,819,615 shares of the registrant’s common stock outstanding.

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

General

Our objective is to build a profitable and growing specialty therapeutics company.  To meet this objective, we have acquired and are developing two technology platforms that hold promise for treating millions of patients and represent significant potential for increasing shareholder value. Our current corporate activities fall substantially into advancing these platforms: Cytori Nanomedicine and Cytori Cell Therapy.

The Cytori Nanomedicine platform features a versatile liposomal nanoparticle technology for drug encapsulation that has thus far provided the foundation to bring two promising drugs into mid/late stage clinical trials.  Nanoparticle encapsulation is promising because it can help improve the delivery and metabolism of many drugs, thus potentially enhancing the therapeutic profile and patient benefits.  Our lead drug candidate, ATI-0918 is a generic version of pegylated liposomal encapsulated doxorubicin.  Pegylated liposomal encapsulated doxorubicin is a heavily relied upon chemotherapeutic used in many cancer types on a global basis.  We believe that data from a 60-patient European study of ATI-0918 has met the statistical criteria for bioequivalence to Janssen’s Caelyx®, the current reference listed drug in Europe.  We intend that these bioequivalence data will serve as a basis for our planned regulatory submission to the European Medicines Agency, or EMA, for ATI-0918. We are currently evaluating our strategic options to bring ATI-0918 to the U.S., China, and other markets.  Our second nanomedicine drug candidate is ATI-1123, a novel and new chemical entity which is a nanoparticle-encapsulated form of docetaxel, also a workhorse chemotherapeutic drug used for many cancers.  A Phase I clinical trial of ATI-1123 has been completed and published, and we are investigating possible expansion of this trial to Phase II, most likely in conjunction with a development partner.  Finally, in connection with our acquisition of the ATI-0918 and ATI-1123 drug candidates, we have acquired know-how (including proprietary processes and techniques) and a scalable nanoparticle manufacturing plant in San Antonio, Texas from which we intend to manufacture commercial quantities of our nanoparticle drugs.

Cytori Cell Therapy, or CCT, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions.  To bring this promise to health providers and their patients, we are developing novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated, standardized Celution devices, single-use Celution consumable sets, Celase reagent, and Intravase reagent.  Our lead product candidate, Habeo™ Cell Therapy, was evaluated in a Cytori-sponsored U.S. randomized, placebo-controlled, double-blind, multi-center clinical trial, STAR (Scleroderma Treatment with Celution Processed Adipose Derived Regenerative Cells), for the treatment of impaired hand function in patients with scleroderma.  On July 24, 2017, we announced top-line, preliminary data and presented the full data analysis on October 18, 2017.  The STAR trial enrolled and evaluated 88 patients with scleroderma, including 51 patients within the diffuse cutaneous subset and 37 with limited cutaneous scleroderma.  While the primary and secondary endpoints did not reach statistical significance at 24 or 48 weeks, the trial data reported clinically meaningful improvement in the primary and secondary endpoints of both hand function and scleroderma-associated functional disability, for Habeo treated patients compared to placebo, in the pre-specified subgroup of patients with diffuse cutaneous scleroderma. Further, on January 22, 2018, we announced the investigator-initiated and Cytori-supported SCLERADEC-II clinical trial in France using Habeo Cell Therapy completed its enrollment and data is anticipated in the second half of 2018. Additional CCT treatments are in various stages of development in the areas of urology, wounds, and orthopedics.  Further, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources, detailed in an announcement on November 13, 2017.  Currently, we internally manufacture the Celution devices and consumables in the United States and the United Kingdom and source our Celase and Intravase reagents from a third-party supplier.  We are exploring contract manufacturing organization options for the Celution System to reduce overhead and product costs of goods sold.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and consumables and associated reagents, in certain markets outside the U.S.  In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

Development Pipeline

Cytori Nanomedicine

In February 2017, we completed our acquisition of the assets of Azaya Therapeutics, Inc., or Azaya, pursuant to the terms of an Asset Purchase Agreement, dated January 26, 2017.  Pursuant to the terms of the agreement, we acquired equipment and certain intellectual property, including a portfolio of investigational therapies and related assets, and assumed certain liabilities, from Azaya in exchange for the issuance of 1,173,241 of shares of our common stock in the amount of $2.3 million, assumption of approximately $1.8 million in Azaya’s payables, and the obligation to pay Azaya future milestones, earn-outs and licensing fees. The acquisition of Azaya brought two additional product candidates, ATI-0918 and ATI-1123, into the Cytori pipeline and we intend to develop and potentially commercialize both, most likely in conjunction with a commercial partner.

ATI-0918 is a complex generic formulation of the widely used oncology drug, Doxil®/Caelyx®, which is a pegylated liposomal encapsulation of doxorubicin and approved in the U.S. for ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma; and in the European Union for breast cancer, ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma. The current approval pathway for ATI-0918 is to leverage existing bioequivalence data to Caelyx® for approval in the European Union and to demonstrate bioequivalence to Sun Pharma’s Lipodox®, the reference standard, in the U.S.  A study to demonstrate ATI-0918’s bioequivalence to Caelyx®, for purposes of EMA approval, has been completed and we intend for these data to serve as the basis for our submission of a marketing authorization application for ATI-0918 to the EMA. We are also making plans to perform a bioequivalence study of ATI-0918 compared against Lipodox® to serve as the basis for submission of an abbreviated new drug application, or ANDA, for U.S. FDA approval. We currently anticipate that any U.S. bioequivalence trial for ATI-0918 would be funded by a development partner or licensee.

ATI-1123 is a novel liposomal formulation of docetaxel.  Generic forms of docetaxel are currently FDA approved and marketed for non-small cell lung cancer, breast cancer, squamous cell carcinoma of the head and neck cancer, gastric adenocarcinoma, and hormone refractory prostate cancer.  Its side effects include hair loss, bone marrow suppression, and allergic reactions. There is currently no form of liposomal docetaxel approved or commercially available. There is a protein (albumin) bound form of a similar chemotherapeutic drug, paclitaxel known as Abraxane®, which demonstrated some clinical advantages to paclitaxel. ATI-1123 has shown promising results in preclinical animal models that suggest it may have superior qualities to docetaxel, including actions against some tumor types that are not amenable to treatment by docetaxel. A Phase I study of ATI-1123 has been completed and published (Cancer Chemother Pharmacol (2014) 74:1241–1250), in late stage refractory patients and has shown some activity in several tumor types (mostly stable disease). We are currently evaluating opportunities to bring ATI-1123 into Phase II studies in several indications, including small cell lung cancer, via potential development partner or licensee.

Cytori Cell Therapy

The primary near-term goal is for Habeo Cell Therapy to be the first cell therapy product approved for the treatment of impaired hand function in patients with scleroderma, through Cytori-sponsored and supported clinical development efforts.

In the U.S., the STAR clinical trial evaluated the safety and efficacy of a single administration of Habeo Cell Therapy for impaired hand function in patients with scleroderma. The first sites for our STAR trial were initiated in July 2015 and final enrollment of 88 patients was completed in June 2016. As noted above, preliminary assessment of unblinded top-line data show that treatment of ADRC’s was safe and while not meeting the primary endpoint for all scleroderma patients, subjects with diffuse scleroderma appeared to exhibit clinically meaningful improvement in several parameters of both hand function and scleroderma-associated functional disability, for Habeo™ treated patients compared to placebo. In Europe, the investigator-initiated and Cytori-supported SCLERADEC-II (Subcutaneous Injection of Autologous Adipose Tissue-derived Stromal Vascular Fraction into the Fingers of Patients with Systemic Sclerosis) clinical trial is evaluating the safety and efficacy of a single administration of Habeo Cell Therapy for impaired hand function in patients with scleroderma.  The first sites were initiated in October 2015 and final enrollment of 40 patients was completed in January 2018. Data is anticipated in the second half of 2018.

In Japan, Cytori held an informal consultation meeting with the Pharmaceuticals and Medical Devices Agency, or PMDA, to discuss the feasibility of potential Habeo development strategies and clinical trial designs for a single approval trial based on the results from the U.S. STAR clinical trial.  Cytori believes that a single arm 20 patient clinical trial of Habeo Cell Therapy for diffuse scleroderma will be required to obtain approval.

With respect to the remainder of our current CCT clinical pipeline:

•

In July 2015, a Japanese investigator-initiated study of ECCI-50 Cell Therapy in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, received approval to begin enrollment from the Japanese Ministry of Health, Labor and Welfare, or MHLW. Details of the ADRESU trial protocol were published in 2017.  The basis for initiating ADRESU was a previously completed pilot trial, with short-term results of 11 patients published in 2014 and long-term results of 14 patients presented in 2017.  In February 2018, the ADRESU trial had over 90% enrolled. The Japan Agency for Medical Research and Development, or AMED, has provided partial funding for the ADRESU trial.

•

We are developing DCCT-10 Cell Therapy for thermal burns under a contract from the Biomedical Advanced Research Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services. In April 2017, we received approval of an Investigational Device Exemption, or IDE, from the U.S. Food and Drug Administration, or FDA, to conduct a pilot clinical trial, RELIEF (Safety and Feasibility of Adipose Derived Regenerative Cells (ADRCs) in the Treatment of Deep Partial Thickness and Full Thickness Thermal Wounds), of DCCT-10 administered intravenously in up to 30 patients with thermal burn injuries at up to 10 U.S. institutions. In May 2017, we announced BARDA’s exercise of Option 2 of up to approximately $13.4 million to fund RELIEF. We initiated RELIEF in 2017 and anticipate that the first patient will be treated in the first half of 2018.

In addition to our targeted therapeutic development, we have continued to commercialize our CCT technology under select medical device approvals, clearances and registrations to customers in Asia-Pacific, Europe, Japan and other regions. These customers are a mix of research customers evaluating new therapeutic applications of CCT and commercial customers, including our licensing partners, distributors, and end user hospitals, clinics and physicians, that use our Celution System mostly for treatment of patients in private pay procedures. In Japan, our largest commercial market, we gained increased utilization of our products in the private pay marketplace due to several factors, including increased clarity around the November 2014 Regenerative Medicine Law (implemented in November 2015 as it relates to regenerative medicine products like CCT) and we project that our sales of Celution consumable sets and market presence in Japan will continue to grow in 2018.  The sale of Celution devices and consumable sets, reagents, and ancillary products contribute a margin that partially offsets our operating expenses and will continue to play a role in fostering familiarity within the medical community with our technology. It also provides us with valuable product and customer feedback.

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

Some of the first scleroderma patients treated with Cytori Cell Therapy was through SCLERADEC I, a completed, investigator-initiated, 12-patient, open-label, Phase I pilot trial sponsored by Assistance Publique-Hôpitaux de Marseille, or AP-HM, in Marseille, France. The SCLERADEC-I trial received partial support from Cytori. The six-month results were published in the Annals of the Rheumatic Diseases in May 2014 and demonstrated approximately a 50 percent improvement at six months across four important and validated endpoints used to assess the clinical status in patients with scleroderma with impaired hand function. Two-year follow up data in the SCLERADEC I trial was presented at the Systemic Sclerosis World Congress in February 2016 and published in the journal Current Research in Translational Medicine in November 2016 and demonstrated sustained improvement in the following four key endpoints: the Cochin Hand Function Scale, or CHFS, the Scleroderma Health Assessment Questionnaire, Raynaud’s Condition Score, and hand pain, as assessed by a standard visual analogue scale. Further, on December 5, 2016, we released topline results for three-year follow-up data showing sustained benefits materially consistent with those shown in two-year data.

In 2014, Drs. Guy Magalon and Brigitte Granel, under the sponsorship of AP-HM, submitted a study for review for a follow-up randomized, double-blind, placebo-controlled trial in France using Cytori Cell Therapy, partially supported by Cytori. The trial, named SCLERADEC II, received approval from the French government in April 2015. Enrollment of this trial commenced in October and the last patient treated was in January 2018. We anticipate data in the second half of 2018. Patients will be followed at six-month post-treatment and compared with placebo treated patients. The SCLERADEC II trial includes an open-label crossover arm in which patients originally randomized to the placebo arm may be eligible to be treated with their cryopreserved cells after the aforementioned six-month data have been analyzed and reviewed by an independent monitoring committee.  Eligible patients electing to receive treatment with these cryopreserved cells will be followed for both safety and efficacy for six months.

Based on the results of SCLERADEC I, we initiated the STAR trial, a 48-week, randomized, double blind, placebo-controlled pivotal clinical trial of 88 patients at 19 sites in the U.S. to evaluate the safety and efficacy of Habeo Cell Therapy for scleroderma patients with impaired hand function. The STAR trial used the CHFS, a validated measure of hand function, as the primary endpoint measured at 24 weeks and 48 weeks (approximately 6 and 12 months) after a single administration of Habeo Cell Therapy or placebo. Of the 88 patients enrolled in STAR, 51 had diffuse cutaneous scleroderma while 37 had the limited form of the disease.

On July 24, 2017, we announced top-line, preliminary data from the STAR trial. The results from the STAR Trial showed that that treatment of ADRC’s was safe and while not meeting the primary endpoint for all SSc patients, subjects with diffuse SSc appeared to exhibit clinically meaningful improvement in several hand parameters of both hand function and scleroderma-associated functional disability, for Habeo™ treated patients compared to placebo. We recently released a more detailed assessment of STAR Trial data at the World Scleroderma Congress this past February. Further, we anticipate feedback from our FDA pre-submission meeting later this quarter, which will provide us with a clearer picture of the optimal path forward with this therapy in the U.S.

In November 2016, the US FDA Office of Orphan Products Development granted Cytori an orphan drug designation for cryopreserved or centrally processed Habeo for scleroderma. In April 2016, the European Commission, acting on the positive recommendation from the European Medicines Agency Committee for Orphan Medicinal Products, issued orphan drug designation to a broad range of Cytori Cell Therapy formulations when used for the treatment of systemic sclerosis under Community Register of Orphan Medicinal Products number EU/3/16/1643.

Stress Urinary Incontinence

Another therapeutic target under evaluation by Cytori, led by the University of Nagoya and three other sites and partially supported by the Japanese MHLW, is stress urinary incontinence in men following surgical removal of the prostate gland, which is based on positive data reported in a peer reviewed journal resulting from the use of ADRCs prepared by our Celution System. The ADRESU trial is a 45 patient, investigator-initiated, open-label, multi-center, single arm trial that was approved by the Japanese MHLW in July 2015 and is being led by both Momokazu Gotoh, MD, Ph.D., Professor and Chairman of the Department of Urology and Tokunori Yamamoto, MD, Ph.D., Associate Professor Department of Urology at University of Nagoya Graduate School of Medicine. ADRESU is based on promising pilot trial data published in the International Journal of Urology in 2014 and presented at the International Continence Society in 2017. The primary endpoint for the ADRESU trial will be the number of patients who experience reduction of urinary leakage volume (as measured by the weight of diaper pads used over 24 hours) 52 weeks after treatment. If the endpoint is successfully achieved, the data will be used to seek approval of Cytori Cell Therapy for this indication. Trial enrollment began in

September 2015, and in February 2018, the trial is over 90% enrolled. Full enrollment is expected by the second quarter of 2018 with top-line results available in late 2018 or 2019. This clinical trial is primarily sponsored and funded by the Japanese government, including a grant provided by AMED.

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

Pursuant to this contract, BARDA initially awarded us approximately $4.7 million over the initial two-year base period to fund preclinical research and continued development of our Celution System to improve cell processing. In August 2014, BARDA determined that Cytori had completed the objectives of the initial phase of the contract, and exercised its first contract option in the amount of approximately $12 million. In December 2014 and September 2016, BARDA exercised additional contract options pursuant to which it provided us with $2.0 million and $2.5 million in supplemental funds, respectively. These additional funds supported continuation of our research, regulatory, clinical and other activities required for submission of an IDE request to the FDA for RELIEF, a pilot clinical trial using DCCT-10 for the treatment of thermal burns. In April 2017, we received approval of an IDE from the FDA to conduct a pilot clinical trial of CCT in patients with thermal burn injuries. This trial is referred to as the RELIEF clinical trial. In May 2017, we announced BARDA’s exercise of Option 2 of up to approximately $13.4 million to fund RELIEF. We initiated RELIEF in 2017 through amendments to our contract with BARDA, or the Amendments. We anticipate that the first patient will be treated in the first half of 2018.

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

Sales, Marketing and Service

Cytori Nanomedicine™

Our Cytori Nanomedicine pipeline includes both early and late stage nanomedicine product candidates, patented liposomal encapsulated docetaxel (ATI-1123) and generic pegylated liposomal encapsulated doxorubicin (ATI-0918), respectively.  We are actively seeking regional and global partnerships with either leading pharmaceutical companies or wholesale distributors for both of these product candidates, with priority on ATI-0918 in Europe where a generic form of liposomal doxorubicin is neither approved nor available.

Cytori Cell Therapy

We sell Celution cell processing systems, or Celution Systems, StemSource cell and tissue banking systems, or StemSource Systems, and surgical accessories and instrumentation to hospitals, clinics, physicians, researchers and other customers for commercial and research purposes, including performance of investigator-initiated studies. Our proprietary enzymatic reagents, which we market and sell under the brand names Celase and Intravase, are sold as part of our Celution Systems and StemSource Systems (with respect to Celase), or under certain circumstances, are sold separately.

We sell our Celution and StemSource Systems through a combination of a direct sales force, third-party distributors, independent sales representatives, and licensees.  Our strategy is to grow and leverage our installed base of Celution and StemSource devices at cell processing facilities, clinics, hospitals and research labs to drive recurring sales of our proprietary consumable sets and gain valuable customer feedback.  To increase product familiarity and usage among current customers, we launch product enhancements, expand the approved indications for use, perform clinical and technical training, provide on-site case support, and facilitate facility-level licensing with regional and/or national regulatory bodies.

In Japan, we sell our products through our wholly owned subsidiary, Cytori Therapeutics, K.K., which has a direct sales capability.  We currently intend to increase our direct sales personnel in Japan over time.  In the Bahamas, Chile, Europe, South Korea, Russia and Vietnam, we sell our full product portfolio either directly to customers or through numerous third-party distributors.  In the U.S., we are limited to selling only research reagents and surgical accessories and instrumentation directly to customers.  Bimini Technologies, LLC, through its wholly owned subsidiary Kerastem Technologies, LLC, has a global exclusive license to sell our Celution cell processing systems for hair applications.  Lorem Vascular has an exclusive license to sell our full product portfolio in all fields of use, excluding hair applications, in Australia, China, Hong Kong, Malaysia and Singapore. We also have engaged with partners to potentially leverage Managed Access Programs (also known as early access program or named patient programs) in various locations.

As of December 31, 2017, we had two individuals in our global marketing team responsible for market assessments and business plans, competitive intelligence, distribution strategy, product management, social media and websites, forecasting, pricing and reimbursement, customer communication, relationship management, events and trade shows, and service.  We create awareness of and demand for our products among physicians and researchers through digital advertising, e-marketing campaigns, webinars, pre-clinical and clinical publications, patient advocacy group partnerships, sales collateral, and industry and medical society meetings.

As of December 31, 2017, we had two Cytori employees/contractors in our field service team responsible for providing Celution and StemSource installations, maintenance, training, troubleshooting, and hardware and software update/upgrade services to new and existing customers.  This team also initiates and closes sites participating in Cytori-sponsored clinical trials.

For the year ended December 31, 2017, our sales were concentrated with respect to five direct customers, which comprised 68% of our product revenue recognized.  One licensee and one direct customer accounted for 77% of total outstanding accounts receivable (excluding receivables from BARDA) as of December 31, 2016.

Customers and Partners

In Japan, Europe, the Middle East, the Asia-Pacific region and Latin America, we offer our Cytori Systems and StemSource Systems through direct sales representatives, distributors and licensing partners, to hospitals, clinics and researchers, including for purposes of performing investigator-initiated and funded studies.

Pursuant to our Sale and Exclusive License/Supply Agreement with Bimini Technologies, LLC, or Bimini Agreement, we granted Bimini a global exclusive license to our Cytori Cell Therapy devices and consumable products for hair applications only, excluding systemic or intravascular delivery of adipose-derived regenerative cells, or ADRCs.  Hair loss affects more than 40 million men and 21 million women in the U.S. alone.  The global hair loss treatment market generates more than $7 billion annually and currently has limited options for men (grades I-III) and women (grades I-II) with early stage hair loss.  Through Kerastem, its wholly owned subsidiary, Bimini completed a FDA-approved Phase II multi-center, randomized, single-blinded, and controlled clinical trial in the U.S., called STYLE (A Trial of Cell Enriched Adipose For Androgenetic Alopecia), to study the safety and feasibility of Kerastem’s therapy for female and male pattern baldness. The Kerastem therapy is a one-time treatment that utilizes adipose (fat) derived regenerative cells combined with purified fat delivered to the affected area of scalp.  In September 2016, Bimini announced completion of its STYLE trial enrollment of 70 patients at four clinical trial sites within the U.S.  In December 2017, Bimini announced six-month top-line data from STYLE.  The low dose ADRC plus Puregraft fat treatment group achieved a statistically significant increase in mean terminal hair count, when compared to control, in men with early stage hair loss (Norwood Grades I-III). An average increase of 29 terminal hairs per cm2 of scalp was observed, corresponding to a 17% increase (p < 0.05) from baseline.  All treatment arms of STYLE were safe with no serious adverse events reported. Outside of the United States, Bimini is engaged in market development efforts in Europe and Japan for the hair market. The Kerastem Hair Therapy is CE mark approved in the EU for sales to patients with alopecia, or hair loss. Under the Bimini Agreement, Bimini is required, among other things, to pay an eight percent (8%) royalty on its net sales of our products for contemplated hair applications.

Pursuant to our Amended and Restated License/Supply Agreement, or Lorem Agreement, with Lorem Vascular Pte. Ltd., or Lorem Vascular, we granted Lorem Vascular an exclusive license in all fields of use (excluding hair applications subject to Bimini’s license) to our Cytori Cell Therapy products for sale into China, Hong Kong, Malaysia, Singapore and Australia.  In April 2015, Cytori and Lorem Vascular announced that China Food and Drug Administration had granted regulatory clearance to the Celution System.  Under the Lorem Agreement, Lorem Vascular committed to pay up to $500 million in license fees in the form of revenue milestones. In addition, Lorem Vascular is required to pay Cytori 30% of their gross profits in China, Hong Kong and Malaysia for the term of the Lorem Agreement.  Lorem Vascular has certain minimum product purchase obligations, including purchase obligations triggered by achievement of applicable regulatory clearance for our products in China, which regulatory clearance was achieved as of April 2015.  Lorem Vascular has partially satisfied these related product purchase obligations, and as a result, we are currently in discussions with Lorem Vascular regarding restructuring of its obligations and our rights under the Lorem agreement.  We cannot guarantee that our restructuring discussions with Lorem Vascular will be successful.  Should we be unable to conclude these negotiations to our satisfaction, a dispute may ensue.  See, also, our discussions of the regulatory landscape in China for our products as well as discussions regarding our relationship with Lorem Vascular in the “Risk Factors” section and in the “Competition” and “Governmental Regulation” sections of this “Business” section below.

Refer to Note 2 of the Notes to Consolidated Financial Statements for a discussion of geographical concentration of sales.

Manufacturing

Cytori Nanomedicine

We are in the process of obtaining facility validations at our recently acquired nanoparticle manufacturing facility located in San Antonio, Texas.   Once validation is complete, the facility and processes are designed to comply with cGMP per FDA and EMA regulations to manufacture drug candidates for clinical, research, development and commercial use. Upon approval of our drug candidates, our manufacturing capabilities will include validated manufacturing processes for drug product as well as a quality assurance product release process with the ability to ultimately scale-up the process to meet increasing market demands. We believe our strategic investments in the analytical and manufacturing capabilities, including personnel from drug discovery through drug development, will allow us to advance our product candidates more quickly. Expertise gained in manufacturing ATI-0918 may be applied to other formulations in the future, further leveraging our capabilities. Our San Antonio facility enables us to produce drug substance in a cost-effective manner while retaining control over the process and timing. As needed, the use of a qualified Clinical Manufacturing Organization may be utilized to perform various manufacturing processes as we deem appropriate to meet our operational objectives.

Our current principal suppliers for our Cytori Nanomedicine business are LGM Pharma, which supplies our active pharmaceutical ingredient, or API (doxorubicin HC1), as well as Lipoid, LLC and Dishman Netherlands, B.V., which supply us with other raw materials used in the manufacture of our ATI-0918 and ATI-1123 drug candidates.  Each of these suppliers is currently a sole source supplier.

Cytori Cell Therapy

We currently manufacture Celution Systems in our headquarters in San Diego, California. As a part of our September 2017 corporate restructuring, we are in the process of consolidating manufacturing of our disposable systems to a single third party manufacturer. We have sufficient inventory on hand to meet global demand while we execute and complete our outsourcing plan. As a manufacturer, our products are subject to periodic inspection by regulatory authorities and distribution partners. Manufacturers of devices and products for human use are subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities, such as Notified Bodies in Europe and the California Food and Drug Branch.

Raw materials for the Celution device, Celution consumable kit and other products are sourced from a variety of suppliers. Most of these components are available from multiple vendors either as off-the-shelf items or as custom fabrication.  However, we purchase our Celase and Intravase regents exclusively from Roche Diagnostics Corporation, or Roche.  While we have significant inventory of these reagents in inventory, we do not have a second source to provide us with these reagents should our supply arrangement with Roche terminate or be suspended, or should Roche be unable to meet its supply obligations thereunder.

Competition

We compete primarily on the basis of the safety and efficacy of our therapies across a broad range of clinical indications to address significant unmet medical and market needs, supported by our brand name, pricing, products, published clinical data, regulatory approvals, and reimbursement.  We believe that our continued success depends on our ability to:

•	Develop and innovate our product and technology platforms;
•	Initiate new and advance existing clinical development programs;
•	Secure and maintain regulatory agency approvals;
•	Build and expand our commercial footprint;
•	Produce high quality products per our specifications and in line with customer expectations
•	Achieve improved economies of scale and scope;
•	Generate and protect intellectual property;
•	Hire and retain key talent; and
•	Successfully execute acquisition, licensing, and partnership activities.

Cytori Nanomedicine

ATI-0918, our generic pegylated liposomal encapsulated doxorubicin product candidate is expected to face competition from both patented and generic nanomedicine products for the treatment of breast cancer (BC), ovarian cancer (OC), multiple myeloma (MM), and/or Kaposi’s Sarcoma (KS) in all geographies.  New nanoparticle-doxorubicin monotherapies and drug combination therapies represent next generation approaches intended to be safer and more effective than today’s patented and generic pegylated liposomal doxorubicin (PLD).

U.S.
Company	Product	Formulation	Stage		Indications
JNJ Janssen	DOXIL	PLD	Commercial		BC, OC, MM, KS
Sun	Lipodox	PLD	Commercial		BC, OC, MM, KS
Dr. Reddy’s	Doxorubicin HCl Liposome	PLD	Commercial		BC, OC, MM, KS
Ipsen	Doxorubicin Liposome	PLD	ANDA Submitted		BC, OC, MM, KS
Fudan Zhangjiang	Libod	PLD	BE Study vs Sun Lipodox		OC
Tolmar	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox		OC
Panacea Biotech	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox		OC
Emcure	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox		OC
Cadila	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox		OC
Cipla	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox		OC
Auromedics	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox		OC
Europe
Company		Product	Formulation	Stage	Indications
JNJ Janssen		CAELYX	PLD	Commercial	BC, OC, KS
Teva		Myocet	Non-PLD	Commercial	Breast (with cyclophosphamide)
Taiwan Liposome Co		Doxisome	PLD	MAA Submitted	BC, OC
Sun Pharma		Lipodox	PLD	BE Study vs Janssen CAELYX	BC, OC
Dr. Reddy’s		Doxorubicin HCl Liposome	PLD	BE Study vs Janssen CAELYX	BC, OC
Teva		Doxorubicin HCl Liposome	PLD	BE Study vs Janssen CAELYX	BC, OC
Rest of World
Country	Company	Product	Formulation	Stage	Indications
China	Fudan Zhangjiang	Libod	PLD	Commercial	BC, OC, KS
China	CSPC	Duomeisu	PLD	Commercial	BC, OC, KS, MM, lymphoma
China	Changzhou Jinyuan	Lixing	PLD	Commercial
Hong Kong	NAL Pharma	NAL1872	PLD	Preclinical	BC, OC, KS
India	Intas Pharma	Pegadria	PLD	BE Study vs DOXIL	BC, OC, KS
India	Alkem Labs	Lipisol	PLD	Commercial
India	Celon Labs	Lippod	PLD	Commercial	BC, OC, MM, KS
India	Cipla	Oncodox PEG	PLD	Commercial	BC, OC, MM, KS
India	Natco Pharma	Natdox-LP	PLD	Commercial	OC
India	SRS Pharma	Dox HCl Liposome	PLD	Commercial	BC, OC, KS
India	Parenteral Drugs	Doxopar	PLD	Commercial	BC, OC, KS
India	Zuventus	Rubilong	PLD	Commercial	BC, OC, KS
India	Zydus Cadila	Nudoxa	PLD	Commercial	BC, OC, KS
Japan	JNJ Janssen	DOXIL	PLD	Commercial	OC, KS
Philippines Sri Lanka Taiwan Thailand Vietnam	TTY Biopharm	Lipo-dox	PLD	Commercial	BC, OC, MM, KS
Philippines Sri Lanka Taiwan Thailand Vietnam	TTY Biopharm	CAELYX II	PLD	Development	BC, OC, MM, KS
Russia	Oasmia	Doxophos	Nanoparticle doxorubicin	Commercial	BC, OC, MM, others

Our ATI-1123 product candidate is expected to face competition from both Sanofi’s Taxotere, which is approved for 11 indications and available in 90 countries with a majority of sales from China, Japan, Korea, and Taiwan, and generic docetaxel which is available from major suppliers in the U.S., Europe and Japan including, but not limited to, Accord, Actavis, Dr. Reddy’s Labs, GLS Pharma, Hospira, Sun Pharma, Teva, and Winthrop.  Further competition may result from advances made by companies currently developing nanoparticle-docetaxel products including, but not limited to, Adocia, Cristal Therapeutics, Merrimack, and Oasmia Pharmaceutical.

Cytori Cell Therapy

According to the Alliance for Regenerative Medicine, there over 700 companies worldwide and 801 clinical trials underway within the global regenerative medicine market.  Per Allied Market Research, this market is projected to reach $30.2 billion by 2022 and to be dominated by the cell therapy segment.

Today, we compete directly against companies within the autologous adipose-derived cell therapy segment offering manual, semi-automated, or full automated cell processing and/or banking systems used with or without tissue dissociation reagents.  Our primary competitors include, but are not limited to, Adisave, Biosafe Group, GID Group, Healeon Medical, Human Med AG, InGeneron, Medikan International, PNC International, SERVA Electrophoresis GmbH, and Tissue Genesis.  None of these companies are conducting clinical trials for the treatment of hand dysfunction in scleroderma patients.  However, they are engaged in a number of clinical trials around the world.

Company	Clinical Trial
	Affiliation	Location	Indication
Adisave	Sponsor	Canada	Wounds and Soft Tissue Defects
GID Group	Sponsor	U.S.	Alopecia
GID Group	Sponsor	U.S.	Erectile Dysfunction
GID Group	Sponsor	U.S.	Knee Osteoarthritis
Healeon Medical	Sponsor	U.S.	Alopecia
Healeon Medical	Sponsor	U.S.	Chronic Obstructive Pulmonary Disease
Healeon Medical	Sponsor	U.S.	Inflammatory Bowel Disease
Healeon Medical	Sponsor	U.S.	Neurological Disorders and Disease
Healeon Medical	Sponsor	U.S.	Systemic Pain Conditions
Healeon Medical	Sponsor	U.S., Honduras	Multiple Sclerosis
Human Med AG	Co-Collaborator	France	Knee Osteoarthritis
InGeneron	Sponsor	U.S.	Rotator Cuf Tears
InGeneron	Sponsor	U.S.	Chronic Venous Leg Ulcers
Tissue Genesis	Sponsor	U.S.	Critical Limb Ischemia
Tissue Genesis	Collaborator	U.S.	Rotator Cuff Tears

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

Research and Development

Research and development expenses were $11.7 million and $16.2 million for the years ended December 31, 2017 and 2016, respectively.  These expenses have supported the basic research, product development and clinical activities necessary to bring our products to market.

Our research and development efforts in 2017 focused predominantly on the following areas:

•	Completion of enrollment in the STAR (hand manifestation of scleroderma) trial and data analysis and trial close out costs related to our previous conducted Phase IIACT-OA (knee osteoarthritis) trial;
•	Support of ongoing preclinical and other research activities towards BARDA contract milestones;
•	Support of the investigator initiated trials ADRESU in Japan and SCLERADEC-II in France;
•	Planning and development of next generation Celution Cell Therapy products, including detailed product roadmaps for the device, consumables and accessories;
•	Development of new configurations and expanded functionality of our Celution platform to address the current Japanese regulatory approval as a medical device (Japan Class I) and other markets;
•	Conduct ADRC viability and transport studies in support of clinical trial requirements;
•	Conduct presentation and publishing of research efforts related to ADRC characterization and potency to further establish scientific leadership in the field; and
•	Continued optimization and development of the Celution System family of products and next-generation devices, single-use consumables and related instrumentation.

Intellectual Property

Our success depends in large part on our ability to protect our proprietary technology, including the Celution System product platform, and to operate without infringing on the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Our success also depends, in part, on our ability to avoid infringing patents issued to others. If we were judicially determined to be infringing on any third-party patent, we could be required to pay damages, alter our products or processes, obtain licenses or cease certain activities.

To protect our proprietary medical technologies, including the Celution System platform and other scientific discoveries, we have a portfolio of over 100 issued patents worldwide. We currently have 34 issued U.S. patents and 68 issued international patents. Of the 34 issued U.S. patents, eight were issued in 2017. Of the 68 issued international patents, seven were issued in 2017. In addition, we have over 45 patent applications pending worldwide related to our Cytori Cell Therapy and Nanomedicine technologies. We are seeking additional patents on methods and systems for processing adipose-derived stem and regenerative cells, on the use of adipose-derived stem and regenerative cells for a variety of therapeutic indications, including their mechanisms of action, on compositions of matter that include adipose-derived stem and regenerative cells, and on other scientific discoveries. Regarding our Cytori Nanomedicine program, as part of our asset acquisition transaction with Azaya Therapeutics, we acquired Azaya Therapeutics’ patent portfolio consisting of two issued patents, one pending patent application and valuable proprietary liposome manufacturing know-how. Since the Azaya asset acquisition, we have filed one patent application relating to Cytori Nanomedicine, and intend to actively continue to enhance our nanomedicine portfolio.

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

Government Regulation – Nanoparticle Oncology Drugs

Our nanoparticle oncology drug products must receive regulatory approvals from the EMA and the FDA and from other applicable governments prior to their sale.

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

Our nanoparticle oncology drugs must also comply with the government regulations of each individual country in which the products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. International government regulations vary from country to country and region to region. For instance, our ATI-0918 drug candidate relies on an expedited approval process referred to as ‘bioequivalence’ or BE approved under an ANDA.  ANDA and BE products require a ‘reference drug’, ‘reference standard’, or RS, and/or ‘reference listed drug’, or RLD, to with which to show equivalence. The reference drug may not be the same in all territories or countries, which could require different and unique BE clinical studies for some territories. Furthermore, the level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Additionally, government regulations can change with little to no notice and may result in the elimination of the BE regulatory pathway in some regions, creating increased regulatory burden.

Worldwide, the regulatory process can be lengthy, expensive, and uncertain with no guarantee of approval. Before any new drugs may be introduced to the U.S. market, the manufacturer generally must obtain FDA approval through either ANDA process for generic drugs off patent that allow for bioequivalence to and existing reference listed drug, or the lengthier new drug approval (NDA) process, which typically requires multiple successful Phase III clinical trials to generate clinical data supportive of safety and efficacy along with extensive pharmacodynamic and pharmacokinetic preclinical testing to demonstrate safety. Approval of an ANDA could take four or more years from the time the development process is initiated due to the requirement for clinical trials. NDA drugs could take significantly longer due to the additional preclinical requirements along with the typical requirement for two successful Phase III clinical trials.

Our lead ATI-0918 drug candidate is eligible for the ANDA regulatory pathway in the U.S., while our ATI-1123 drug candidate is subject to the significantly lengthier NDA process. Changes to the RS and RLD for drugs eligible for the ANDA process can result in significant delays in the regulatory process as BE clinical studies may need to be repeated for regions / countries that no longer recognize the RS or RLD utilized in BE clinical studies.  Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals, refusals to approve new applications or notifications, and criminal prosecution.

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

Government Regulation – Medical Devices

As a specialty therapeutics company, we operate under stringent regulations and our companies and products are subject to a variety of distinct regulations around the world that are subject to modification or change.

Cytori Cell Therapy

Cytori Cell Therapy technology is regulated through a variety or agencies and approaches around the world. Our products must receive regulatory clearances or approvals from regulatory bodies such as the EMA in the European Union, the FDA in the U.S., PMDA and MHLW in Japan, and the China Food and Drug Administration in China and from other applicable governments prior to their sale or in some cases prior to clinical trials. This technology platform incorporates multiple elements including devices, reagents and software that in combination yield an autologous cellular product. As a result of the complex nature of our products and differing regulations through the world, there is no single unified of global set of regulatory requirements or common approach to regulation and is therefore region specific.

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

Outside the U.S., the Cytori Cell Therapy family of products must also comply with the government regulations of each individual country in which the products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. International government regulations vary from country to country and region to region. For example, regulations in some parts of the world only require product registration while other regions/countries require a complex product approval process. Due to the fact that there are new and emerging cell therapy and cell banking regulations that have recently been drafted and/or implemented in various countries around the world, the application and subsequent implementation of these new and emerging regulations have little to no precedent. Furthermore, the level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our products, thereby, creating a greater regulatory burden for our cell processing and cell banking technology products.

In Europe, Cytori Cell Therapy is CE Mark approved as the Celution device and consumable product and is sold for commercial and research use. Expansion of use of Cytori Cell Therapy in Europe will likely require an expansion of our regulatory claims that would likely include disease-specific claims obtained through the completion of clinical trials. It is possible that Cytori Cell Therapy may be regulated as a device, similar to its regulatory pathway in the U.S., or as an advanced tissue medicinal product or ATMP, or some combination of the two in Europe. Cytori is currently working with both European authorities and country-specific competent authorities to clarify the proper path for Cytori’s Habeo Cell Therapy in Europe.

Regulations in the Asia-Pacific and Japan regions are currently evolving for cell therapy products.  For example, the Japan Diet enacted a regenerative medicine law in November of 2014 following sweeping changes in Japan’s medical device regulations in 2014.  In China, the regulatory landscape for cell therapies such as ours is subject to increasing regulation, and success in this market will depend heavily on a firm understanding of applicable regulations and a commitment to pursuing appropriate regulatory approvals, including any required approvals from the National Health and Family Planning Commission of the People’s Republic of China, and other governmental entities. These regulatory uncertainties further complicate the regulatory process in the Asia-Pacific region and may lengthen approval timelines and/or market entrance or penetration.

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

In April 2016, the European Commission, acting on the positive recommendation from the European Medicines Agency Committee for Orphan Medicinal Products, granted orphan drug designation to a broad range of Cytori Cell Therapy formulations when used for the treatment of systemic sclerosis under Community Register of Orphan Medicinal Products number EU/3/16/1643.

In November 2016, the U.S. FDA Office of Orphan Products Development granted Cytori an orphan drug designation for cryopreserved or centrally processed ECCS-50 Habeo for scleroderma.

Employees

As of December 31, 2017, we had 37 full-time employees. Of these full-time employees, three were engaged in manufacturing, 13 were engaged in research and development, seven were engaged in sales and marketing and eight were engaged in management, finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

Corporate Information and Web Site Access to SEC Filings

We were initially formed as a California general partnership in July 1996, and incorporated in the State of Delaware in May 1997. We were formerly known as MacroPore Biosurgery, Inc., and before that as MacroPore, Inc. Our corporate offices are located at 3020 Callan Road, San Diego, CA  92121. Our telephone number is (858) 458-0900. We maintain a website at www.cytori.com. Through this site, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. In addition, we publish on our website all reports filed under Section 16(a) of the Exchange Act by our directors, officers and stockholders owning more than 10% of our outstanding common stock. These materials are accessible via the Investor Relations—Reports and Filings section of our website within the “SEC Filings” link. Some of the information is stored directly on our website, while other information can be accessed by selecting the provided link to the section on the SEC website, which contains filings for our company and its insiders.

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

We have almost always had negative cash flows from operations and have incurred net operating losses each year since we started business. For the years ended December 31, 2017 and 2016, we incurred net loss of $22.7 million and $22.0 million, respectively, our net cash used in operating activities was $18.1 million and $19.5 million, respectively, and, at December 31, 2017, our accumulated deficit was $401.7 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year.  As our focus on development of Cytori Cell Therapy, Cytori Nanomedicine, and the development of therapeutic applications has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. While we have implemented and continue to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and expect that recurring operating expenses will be at even higher levels for at least the next year to perform clinical trial and other development activities for our Cytori Cell Therapy and Cytori Nanomedicine products and product candidates, including additional pre-clinical research, clinical trial-related activities, pre-commercialization activities (including regulatory and reimbursement analysis and market research), and marketing.

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

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations to profitability, including our continuing substantial research and development expenses. We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future.  Although it is difficult to predict future liquidity requirements, we believe that our $9.6 million in cash and cash equivalents on hand as of December 31, 2017 will be sufficient to fund our currently contemplated operations at least through the third quarter of 2018.  Our future capital requirements will depend on many factors, including:

•	our ability to raise capital to fund our operations on terms acceptable to us, or at all;
•

our perceived capital needs with respect to development of our CCT and Cytori Nanomedicine development programs, and any delays in, adverse events of, and excessive costs of such programs beyond what we currently anticipate;

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

Our financing plans include pursuing additional cash through use of offering programs, strategic corporate partnerships, licensing and sales of equity. In November 2017, we completed a public offering in which we distributed to holders of our common stock, at no charge, non-transferable subscription rights to purchase up to 10,000 units, each consisting of one share of our Series B Convertible Preferred Stock and 1,800 warrants to purchase one share of our common stock, at a subscription price of $1,000 per unit, or the 2017 Rights Offering, raising a total of $10 million in gross proceeds. Each share of Series B Convertible Preferred Stock is convertible into approximately 3,000 shares of our common stock, subject to adjustment.  We sold a total of 10,000 units as part of the 2017 Rights Offering, under our registration statement on Form S-1, filed on August 14, 2017, as amended.

In addition, in December 2016, we entered into a purchase agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we may direct Lincoln Park to purchase up to $20.0 million in shares of our common stock from time to time over the 30-month period following March 31, 2017, subject to the satisfaction of certain conditions.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources or on terms acceptable to us.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM offering program, is limited to an aggregate of one-third of our public float. As of December 31, 2017, our public float was 57.6 million shares, the value of which was $17.4 million based upon the closing price of our common stock of $0.3016 on such date. The value of one-third of our public float calculated on the same basis was approximately $5.8 million.

Further, our Loan and Security Agreement with Oxford Finance, LLC, or Oxford, as amended, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $9.6 million at December 31, 2017, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant. If we are unable to avoid an event of default under the Loan and Security Agreement, our business could be severely harmed.

In addition to the funding sources previously mentioned, we continue to seek additional capital through product revenues and state and federal development programs, including additional funding opportunities though our current BARDA contract.

Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

Under our Loan and Security Agreement with Oxford, as collateral agent and lender, Oxford made a term loan to us in an aggregate principal amount of $17,700,000, or the Term Loan, subject to the terms and conditions set forth in the Loan and Security Agreement. The outstanding principal balance of the Term Loan is $13 million as of December 31, 2017.

The Term Loan accrues interest at a floating rate equal to the three-month LIBOR rate (with a floor of 1.00%) plus 7.95% per annum. However, from January 2017 through August 2017, we were required to make payments of principal (in the amount of $590,000 per month) and accrued interest in equal monthly installments of approximately $725,000. On September 20, 2017, we and Oxford amended the Loan and Security Agreement to extend the interest-only period to August 1, 2018 (as we satisfied a requirement to raise unrestricted net cash proceeds of at least $5 million on or before December 29, 2017), beginning September 2018, we will be required to make payments of principal (in the amount of approximately $1.3 million per month) and accrued interest in equal monthly installments of approximately $1.4 million to amortize the Term Loan through June 1, 2019, the maturity date.

As security for our obligations under the Loan and Security Agreement, we granted a security interest in substantially all of our existing and after-acquired assets, subject to certain exceptions set forth in the Loan and Security Agreement.  If we are unable to discharge these obligations, Oxford could foreclose on these assets, which would, at a minimum, have a severe material effect on our ability to operate our business.

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

The Loan and Security Agreement, as amended, requires us to maintain at least $1.5 million in unrestricted cash and/or cash equivalents and includes certain reporting and other covenants, that, among other things, restrict our ability to (i) dispose of assets, (ii) change the business we conduct, (iii) make acquisitions, (iv) engage in mergers or consolidations, (v) incur additional indebtedness, (vi) create liens on assets, (vii) maintain any collateral account, (viii) pay dividends, (ix) make investments, loans or advances, (x) engage in certain transactions with affiliates, and (xi) prepay certain other indebtedness or amend other financing arrangements. If we fail to comply with any of these covenants or restrictions, such failure may result in an event of default, which if not cured or waived, could result in Oxford causing the outstanding loan amount ($13 million as of December 31, 2017) to become immediately due and payable. If the maturity of our indebtedness is accelerated, we may not have, or be able to timely procure, sufficient cash resources to satisfy our debt obligations, and such acceleration would adversely affect our business and financial condition.

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

The audit report of our independent registered public accounting firm covering the December 31, 2017 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations, liquidity position, and debt service requirements raises substantial doubt about our ability to continue as a going concern.  This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  To date, our operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, no assurance can be given that additional capital will be available when required or on terms acceptable to us. If we are unsuccessful in our efforts to raise any such additional capital, we would be required to take actions that could materially and adversely affect our business, including significant reductions in our research, development and administrative operations (including reduction of our employee base), possible surrender or other disposition of our rights to some technologies or product opportunities, delaying of our clinical trials or curtailing or ceasing operations.  We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause third parties to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.

We may not be able to access the full amounts available under the Lincoln Park Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

In December 2016, we entered into the Lincoln Park Purchase Agreement, pursuant to which we may direct Lincoln Park to purchase up to $20.0 million of shares of our common stock from time to time over the 30-month period following March 31, 2017, subject to the satisfaction of certain conditions. Thereafter, on any trading day selected by us, we may sell shares of common stock to Lincoln Park in amounts up to 100,000 shares per regular sale (such purchases, Regular Purchases) up to the aggregate commitment of $20.0 million. If the market price of our common stock is not below $2.00 per share on the purchase date, then the Regular Purchase amount may be increased to 150,000 shares. If the market price is not below $3.00 per share on the purchase date, then the Regular Purchase amount may be increased to 300,000 shares. Although there are no upper limits on the per share price Lincoln Park may pay to purchase our common stock, we may not sell more than $1.0 million in shares of common stock to Lincoln Park per any individual Regular Purchase. The purchase price of Regular Purchases will be based on the prevailing market prices of shares of our common stock, which shall be equal to the lesser of the lowest sale price of the common shares during the purchase date and the average of the three lowest closing sale prices of the common shares during the ten business days prior to the purchase date.

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

In December 2016, we entered into the Lincoln Park Purchase Agreement, pursuant to which Lincoln Park has committed to purchase up to $20.0 million of our common stock. Concurrently with the execution of the Lincoln Park Purchase Agreement, we issued 127,419 shares of our common stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the Lincoln Park Purchase Agreement. Further, for each additional purchase by Lincoln Park, we will issue additional commitment shares in commensurate amounts up to a total of 382,258 shares based upon the relative proportion of the aggregate amount of $20.0 million purchased by Lincoln Park. The purchase shares that may be sold pursuant to the Lincoln Park Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over the 30-month period following March 31, 2017, subject to the satisfaction of certain conditions. The purchase price for the shares that we may sell to Lincoln Park under the Lincoln Park Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

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

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2013, which may have adversely affected investor confidence in us and, as a result, the value of our common stock. While no such material weakness was identified for the years ended December 31, 2017 or December 31, 2016, we cannot assure you that additional material weaknesses will not be identified in the future.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income and taxes may be limited. We may have experienced, or may in the future experience, “ownership changes” as a result of shifts in stock ownership. Any such ownership changes could limit our ability to use net operating loss carryforwards and other pre-change tax attributes. Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond may be used to offset only 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, and revising the rules governing net operating losses and foreign tax credits. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we have reflected a $45.8 million write-down of our federal deferred income tax assets (including the value of our net operating loss carryforwards and our tax credit carryforwards) due to the reduction of the U.S. corporate income tax rate. This amount may be subject to further adjustment in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact on us of the recent tax legislation. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

Risks Related to Our Business and Industry

Our success depends in large part upon the successful development and commercialization of our cellular therapeutics, especially Habeo Cell Therapy for hand impairment in patients with scleroderma.  The U.S. STAR clinical trial assessed the safety and efficacy of Habeo Cell Therapy and failed to achieve its primary and secondary endpoints. We completed the analysis of the data from the trial, and recently provided a pre-submission meeting briefing document focused on PMA content and format review for Celution System and scleroderma to the FDA required in advance of an  in-person meeting with the FDA scheduled for later in March 2018, whereas depending on the outcome of such meeting, we may be unable to identify a viable path forward for continued development of this product candidate, which in turn could materially and adversely affect our business and operations.

Our success in large part is dependent upon our ability to develop our CCT products, and in particular, our lead product candidate, Habeo Cell Therapy, or Habeo. In July 2017, we announced top-line results from our U.S. STAR clinical trial that evaluated the safety and efficacy of Habeo for hand impairment in patients with scleroderma. In this trial, Habeo did not achieve its primary endpoint of improvement in hand dysfunction, compared to placebo, as measured by the Cochin Hand Function Score, or CHFS, at twenty-four (24) and forty-eight (48) weeks, nor did it achieve its secondary endpoints of improvement in the Raynaud’s Condition Score and the Scleroderma Health Assessment Questionnaire at forty-eight (48) weeks, compared to placebo.

Analysis of the STAR data indicated that within a pre-specified subgroup analysis, Habeo-treated patients within the diffuse cutaneous scleroderma subset indicated improvements in the CHFS and the Health Assessment Questionnaire-Disability Index (a measure of functional disability), that met or exceeded the published criteria for minimally important clinical differences in these measures as compared to STAR patients with diffuse cutaneous scleroderma within the placebo group.  However, these differences may not be deemed sufficient to continue development of Habeo. Thorough analysis of our STAR data may result in the determination that there is not a viable plan for continued development of Habeo.  Further, anticipated discussions with the FDA and with other regulatory authorities regarding our STAR data and Habeo may be unsuccessful or may result in imposition of onerous requirements should we pursue further development of this therapy. Even if we desire to design further trials and continue to pursue a path toward potential regulatory approval of Habeo, any such development will likely require significant financial and personnel resources. We may be unable to obtain sufficient capital to fund such further trials, and any such trials, if funded, may fail to yield positive results. Further, the failure to achieve our primary or secondary endpoints in the STAR trial will likely have an adverse effect on our current commercial sales of our cellular therapeutics, on the development and implementation of our EMEA managed access program, our and our partners’ efforts to develop, commercialize and sell our cellular therapeutics, and on our efforts to find additional partners to develop and commercialize our cellular therapeutic product candidates.

There can be no assurance that we will be able to further develop Habeo. Our continuing analyses of data from the STAR trial may produce negative or inconclusive results, or may be inconsistent with our previously announced data results. Because our cell therapy business is in substantial part dependent on the success of Habeo, if we are unable to identify, fund and ultimately execute an alternative development strategy for this product candidate or our other cell therapy candidates, we may be required to reduce or curtail our cell therapy activities, which would materially and adversely affect our business and operations, and could require us to liquidate, dissolve or otherwise wind down our operations.  Further, if we decide to sell or otherwise dispose of our cell therapy platform, we may be unable to identify a suitable acquirer, or may be unable to negotiate and consummate a transaction on terms acceptable to us.

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

In February 2017, we acquired substantially all of the assets of Azaya Therapeutics Inc, or Azaya, including Azaya’s two drug candidates, ATI-0918 and ATI-1123, and related manufacturing equipment and inventory. Our ability to successfully integrate, develop and commercialize these assets is subject to a number of risks, including the following:

•

Azaya suspended its business, including its research and development efforts, at the end of 2015, so we must recommence the business, including (i) recalibration, revalidation and requalification of the acquired drug manufacturing equipment and manufacturing facility located in San Antonio, Texas; and (ii) hiring of substantial numbers of new employees to operate the Cytori Nanomedicine business. We may encounter unexpected issues and expenses in recommencing this business;

•

We do not have substantive drug development, manufacturing, and commercialization experience, and thus we may be required to hire and rely on significant numbers of scientific, quality, regulatory and other technical personnel with the experience and expertise necessary to develop, manufacture, and commercialize our Cytori Nanomedicine drug candidates.  We may be unable to identify, hire and retain personnel with the requisite experience to conduct the operations necessary to obtain regulatory approval and commercialize our ATI-0918 and ATI-1123 product candidates, in which case our business would be materially harmed;

•

ATI-0918, a complex generic pegylated liposomal formulation of doxorubicin, is very difficult to manufacture, and we can offer no assurances that we will (i) be able to manufacture this drug in accordance with all applicable laws and regulations; or (ii) demonstrate bioequivalence to Lipodox® (Sun Pharma) in the United States; or Caelyx® (Janssen, a Johnson & Johnson company) in Europe as required to obtain regulatory approvals within our currently anticipated timeframes, or at all;

•

We intend to find a commercialization partner to share or assume responsibility for marketing, sales, and distribution activities and related costs and expenses for our ATI-0918 and ATI-1123 drug candidates. We do not currently have the financial resources to perform an ATI-0918 bioequivalence study against Lipodox required to submit an ANDA to

FDA or develop our ATI-1123 drug candidate internally, nor do we currently have the financial or human resources to market, sell, and distribute ATI-0918 or ATI-1123 if and when approved by regulatory agencies, so if we are unable to find a suitable partner to share in these activities and costs, we may be forced to delay or suspend our development and commercialization activities, or procure additional capital to continue development of these drug candidates ourselves. There can be no assurance that we would obtain sufficient capital to fund the development, manufacturing, and commercialization of our Cytori Nanomedicine program ourselves, or if we do obtain such capital, that our development, manufacturing, and commercialization efforts would be successful;

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

We are currently prioritizing our efforts to find a strategic partner for Habeo, among other assets.  For various reasons, including the data from our STAR clinical trial and the novelty of our cellular therapeutic approach, the regulatory and reimbursement environments for Habeo in certain markets, including Europe and the Asia-Pacific region, are complex and uncertain. There can be no assurance that regulatory agencies or authorities in the U.S., Europe, the Asia-Pacific region or elsewhere will grant conditional or full regulatory approval for Habeo on the timeframes we anticipate, or at all, nor can we guarantee that government or commercial payers will grant us favorable reimbursement for use of Habeo. In fact, we anticipate that our STAR data will result in delays in our regulatory approval efforts for Habeo, or cause us to abandon or materially alter our regulatory approval strategies for Habeo.  Further, even if we receive regulatory approval and favorable reimbursement, there is no guarantee that a market will develop for Habeo at our intended price points, or at all. These commercialization risks could affect prospective partners’ or collaborators’ willingness to enter into partnering arrangements on terms acceptable to us, or at all.  Prospective partners may be unwilling to enter into Habeo collaboration/partnering agreements with us in light of our STAR clinical trial data.  We anticipate that it will be difficult to find a commercialization partner for Habeo on favorable terms, if at all.  Further, if data from the recently enrolled French investigator-initiated and Cytori-supported SCLERADEC-II trial are not positive, or if the trial is discontinued prior to receipt of data, the regulatory and commercial hurdles for Habeo will further increase, especially in the EU.

We are also prioritizing our efforts to find a strategic partner to help commercialize and sell our ATI-0918 drug candidate, initially in Europe, the U.S., and China, and secondarily, to fund development and commercialization of our ATI-1123 product candidate. We do not currently have the commercial resources to market and sell either ATI-0918 or ATI-1123.  There can be no assurance that we will enter into partnering agreements for either ATI-0918 or ATI-1123 with suitable partners on terms acceptable to us, or at all.  At present, we do not intend to expend significant resources on development of ATI-1123.  However, regardless of whether we enter into a partnering agreement for ATI-0918, we may still incur significant costs and expenses related to manufacturing, testing validation, and regulatory and clinical work necessary to support a generic drug application submission to EMA.  If we cannot find a suitable partner for our ATI-0918 product candidate, our business could be significantly harmed.

We may also solicit partnering interest in our ECCO-50 Cell Therapy for use in knee osteoarthritis, but we anticipate that our partnering efforts with respect to this indication will be subordinate to our Habeo Cell Therapy and ATI-0918 partnering efforts. Further, while consistent trends were observed in most secondary endpoints relative to the placebo group in our ACT-OA knee osteoarthritis trial, the 12-week endpoint of single pain on walking question did not achieve statistical significance, so there can be no assurance that our partnering efforts for our ECCO-50 therapeutics will be successful.

In addition, we may seek development and/or commercial partners for the other therapeutic indications set forth in our clinical pipeline, including use of ECCI-50 Cell Therapy in stress urinary incontinence, or SUI, in men following surgical removal of the prostate gland (this therapeutic indication is currently the subject of an investigator-initiated trial in Japan, called ADRESU).

There can be no assurance that this male SUI pipeline indication will be attractive to prospective partners. The male SUI market is small (approximately $45.0 million) in Japan.  We anticipate that the failure to achieve the primary and secondary endpoints in our STAR trial could materially hamper our efforts to identify prospective cell therapy partners or to negotiate cell therapy partnering transactions on terms favorable to us, or at all.

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

Our current business strategy is to aggressively develop and commercialize our Cytori Cell Therapy and Cytori Nanomedicine platforms, while simultaneously controlling expenses and preserving and growing our existing contract and commercial product revenues.   We also believe that there are synergies between our existing cellular therapeutic technologies and our oncology drug assets that we can exploit and commercialize in the long-term with significant investment.

Our current business strategy is a high-risk strategy for a number of reasons including the following:

•

current and anticipated clinical trials using Cytori Cell Therapy, including our current STAR clinical trial, the investigator-initiated and Cytori-supported SCLERADEC II trial, and investigator-initiated ADRESU trial, may not yield positive results;

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
o

multiple procedures - liposuction followed by preparation and same-day administration of the autologous cellular therapeutic – for which there may not be existing reimbursement codes (or which reimbursement codes and payment levels may not be deemed adequate by prospective partners); and

o

processing of cells via our Celution System (which to date has been regulated as a medical device by the FDA, BSI, and MHLW), followed by administration of our Cytori Cell Therapy, which is considered to be an ATMP by EMA and other regulatory agencies.

•

our current installed base of Celution devices may pose potential risks to us if the operators of these devices (i) harm a patient during the course of treating the patient with Cytori Cell therapy; or (ii) treat patients “off label” in a manner that is competitive with us, creates channel conflict with us, or otherwise negatively impacts our business;

•	our Celution platform is a novel technology that may never receive marketing authorization for our intended therapeutic indications;

•

we may incur material costs and expenses in executing our business strategy that are not currently contemplated and that could cause our operating expenses to materially increase beyond current projections;

•

our Celution technology is potentially subject to different regulatory regimes in different territories, and we are not experienced in obtaining regulatory approvals for therapeutic indications, such as hand impairment in scleroderma patients, of our Cytori Cell Therapy products;

•	we do not have an operating history as a drug company, or prior experience with obtaining regulatory, reimbursement or other approvals for product candidates such as ATI-0918 and ATI-1123;
•

our ATI-0918 and ATI-1123 drug candidates, if commercialized, will compete against established competitive drugs that are marketed and sold by large companies with significant human, technical and financial resources;

•	we are not experienced in acquiring and integrating new assets, such as those acquired from Azaya;
•

an intense and rapidly evolving competitive landscape for our Cytori Nanomedicine product candidates, and as such key assumptions regarding market entry, pricing, and revenue/unit share may not be realized;

•	our product candidates may never become commercially viable;
•	we may not be able to prevent other companies from depriving us of market share and profit margins by selling products based on our intellectual property and developments; and
•	the regenerative medicine industry is very risky and this has adversely affect our ability to attract investment capital and collaborators for our Cytori Cell Therapy.

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

We expect that product candidates in our pipeline, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage and reimbursement by third-party payers, extent of adverse side effects and convenience of treatment procedures.  One or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, EMA, MHLW or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed may have an effect on our product prices, market share and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of or technological approaches to our product candidates and/or alternative cell therapy or drug delivery technologies that address our targeted indications.

Cytori Cell Therapy:  Cytori Cell Therapy may face competition from cell therapies derived from autologous or allogeneic tissue sources such as adipose tissue, bone marrow and cord blood, and processed using alternative approaches, methods and technologies such as cryopreserved, cultured, expanded, manual, non-enzymatic, selectively isolated cell therapies, and other therapeutic approaches including those administered using oral, subcutaneous, topical and intravenous routes.  If approved for the treatment of hand dysfunction in scleroderma patients, Habeo Cell Therapy will likely compete against other products and product candidates.  GlaxoSmithKline is sponsoring a U.S. Phase 2 multi-center clinical trial to evaluate GSK2330811 in patients with systemic sclerosis.  Corbus Pharmaceuticals is conducting the international multicenter Phase 3 RESOLVE-1 study, a double-blind, randomized, placebo-controlled study assessing the efficacy and safety of lenabasum for the treatment of systemic sclerosis.  The study will enroll approximately 354 subjects at 70 sites in North America, Europe, Israel, Japan, South Korea, and Australia. The planned duration of treatment with study drug is 52 weeks. Subjects will be randomized 1:1:1 to receive lenabasum 5 mg twice per day, lenabasum 20 mg twice per day, or placebo twice per day.  The primary efficacy outcome of the RESOLVE-1 will be change from baseline in modified Rodnan Skin Score, a measure of skin fibrosis and a standard clinical trial outcome in systemic sclerosis University of Pittsburgh, in collaboration with the National Institute of Arthritis and Musculoskeletal and Skin Diseases, is conducting a Phase II clinical trial evaluating Lipitor’s (atorvastatin) effect on blood vessel function and Raynaud symptoms in patients with early diffuse systemic sclerosis.   The University of Michigan, in collaboration with Pfizer, is performing a Phase 1/2 clinical study to evaluate tofacitinb treatment in subjects with diffuse cutaneous systemic scleroderma.  Bayer is a collaborator in a Phase 2 clinical trial evaluating Adempas (riociguat) in patients with scleroderma-associated digital ulcers.  Bristol-Myers Squibb and National Institute of Allergy and Infectious Diseases are collaborators in a Phase 2 clinical trial evaluating Abatacept in patients with diffuse cutaneous systemic sclerosis.  Invtiva Pharma is sponsoring a Phase 2 clinical trial evaluating IVA337 in patients with diffuse cutaneous systemic sclerosis.  Seoul St. Mary’s Hospital is involved in clinical trials evaluating autologous stromal vascular fraction injected into the fingers of patients with systemic sclerosis.  Sanofi is sponsoring a Phase 2 clinical trial evaluating SAR156597 in patients with diffuse systemic sclerosis. Hoffman-La Roche is sponsoring Phase 3 clinical trials evaluating Actemra (tocilizumab) in patients with systemic sclerosis.  UMC Utrecht is conducting the Phase 1/2 MANUS trial which aims to examine the safety, feasibility and potential efficacy of intramuscularly injected allogeneic mesenchymal stromal cells as treatment of digital ulcers of systemic sclerosis.  Many of these studies use the primary and secondary outcome measures as used in our STAR clinical trial.

Our Cytori Cell Therapy may also face competition from lower priced, alternative therapies, including manually processed, or “home brewed” ADRCs or fat grafts that are harvested and used to treat patients for a wide range of indications. There are hundreds of stromal vascular fraction clinics within the United States alone that purport to offer cell therapy treatments for ailments ranging from facial rejuvenation to stroke.  Though the FDA has indicated that it intends to regulate this “home brew” industry, if it fails to do so, then companies without FDA approvals may continue to offer cell therapy treatments on an “off-label,” unapproved basis at substantially lower prices then we intend to command.  Similar clinics exist in every other market in which we currently or intend to compete.

Cytori Nanomedicine:  We may face competition for our ATI-0918 asset (which is intended for the treatment of breast and ovarian cancers, multiple myeloma, and Kaposi’s sarcoma) from multiple drug classes including antiretrovirals, chemotherapies, corticosteroids, histone deacetaylase inhibitors, hormone therapies, immunotherapies, and targeted therapies, as well as companies seeking approvals in Europe or the United States for their pegylated liposomal doxorubicin products. In particular, if a competitor is first to the European market with an EMA-approved generic pegylated liposomal doxorubicin that is bioequivalent to Caelyx, our projections and market assumptions for our ATI-0918 would have to be materially altered and our business could be harmed.  Taiwan Liposome Company has reported that they filed a Marketing Authorization Application, or MAA, with the EMA in the first half of 2017 for its generic TLC177 product, which is ahead of our schedule for submitting our MAA for ATI-0918.  Further, Dr. Reddy’s, Sun Pharma, and Teva are performing bioequivalence studies against Caelyx, data from which they may use to support EMA MAAs as well.  In the United States, we may face competition for ATI-0918 from multiple generic formulations of pegylated liposomal doxorubicin.  Sun Pharma’s Lipodox and Dr. Reddy’s DOXOrubicin HCl Liposome products are currently approved in the United States and   Actavis has reported that it has filed an ANDA with the FDA.  Further, Watson, Tolmar, Panacea Biotec, Emcure, Cadila, Cipla, and Aurobindo are performing bioequivalence studies against Lipodox, data from which they may to use to support FDA ANDAs.

Companies that currently have or have had development programs for nanoparticle-docetaxel products and may be future competitors for our ATI-1123 asset include:

•	Intas / Accord and INSYS / NeoPharm which previously completed clinical studies of liposomal docetaxel for breast cancer, metastatic pancreatic cancer, metastatic prostate cancer, and solid tumors.
•	Adocia’s DriveIn nanoparticle-docetaxel product candidate, which is in the preclinical stage;
•

Cristal Therapeutics’ CriPac nanoparticle-docetaxel, which is currently being evaluated in a Phase 1a/1b clinical trial for the treatment of solid tumors and which was recently awarded with a Horizon 2020 grant to advance through Phase 2 trials; and

•	Oasmia’s Docecal, a formulation of docetaxel combined with a patented nanoparticle-based technology, XR17, which is currently being evaluated in a Phase 1 clinical trial.
•	NanOlogy is evaluating NanoDoce, a sterile nanoparticle docetaxel, in preclinical studies
•

Jazz Pharma acquired Celator Pharmaceuticals’ preclinical stage product candidate, CPX-8, a hydrophobic docetaxel prodrug nanoparticle formulation being studied by the NCI’s Nanotechnology Characterization Laboratory

•	Merrimack Pharmaceuticals’ MM-310, a liposomal formulation of docetaxel, is being evaluated in a Phase 1 open-label study in patients with solid tumors.

Competitors may have greater experience in developing drugs or devices, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization. It is possible that competitors may obtain patent protection, approval, or clearance from the FDA or achieve commercialization earlier than we can, any of which could have a substantial negative effect on our business. Compared to us, many of our potential competitors have substantially greater:

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

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for Habeo Cell Therapy or any of our other product candidates, which could prevent or significantly delay their regulatory approval and commercialization, which would have a material and adverse impact on our business.

Clinical testing of our products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage.  Many factors, currently known and unknown, can adversely affect clinical trials and the ability to evaluate a product candidate’s efficacy. During the course of treatment, patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not obtain applicable regulatory approval for a variety of other reasons.  For instance, the investigator-initiated 12-patient, open-label SCLERADEC I trial investigating use of Habeo Cell Therapy for hand complications of scleroderma, sponsored by the Assistance Publique Hôpitaux de Marseille, or AP-HM, located in Marseille, France, has reported strong clinical data suggesting safety and efficacy of a single treatment of Habeo Cell Therapyout to three years after treatment.  However, the six and 12 month results of the STAR trial failed to demonstrate statistical significance of the primary and secondary endpoints. Therefore, there can be no assurances that AP-HM’s current SCLERADEC II clinical trial will be successful.  This trial is testing broader human use of Habeo Cell Therapy in blinded, randomized, placebo-controlled trial settings, as opposed to SCLERADEC I’s open-label, single arm, uncontrolled, unblinded format. In addition, we recently released a more detailed assessment of STAR Trial data at the World Scleroderma Congress this past February, and in late 2017, submitted a request for a a pre-submission meeting with FDA, which shall happen later this quarter, and shall provide us with a clearer picture of the optimal path forward with Habeo Cell therapy in the U.S. Many companies in our industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials.  If the results of our FDA pre-submission meeting are not favorable, or if our Cytori-supported SCLERADEC II clinical trial do not meet their primary endpoints, we will likely be unable to obtain regulatory approval for our Habeo Cell Therapy, and may be forced to abandon our scleroderma development program, which would severely affect our business.

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

We also face clinical trial-related risks with regard to our reliance on other third parties in the performance of many of the clinical trial functions, including CROs, that help execute our clinical trials, the hospitals and clinics at which our trials are conducted, the clinical investigators at the trial sites, and other third-party service providers. Failure of any third-party service provider to adhere to applicable trial protocols, laws and regulations in the conduct of one of our clinical trials could adversely affect the conduct and results of such trial (including possible data integrity issues), which could seriously harm our business.

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

•

If Habeo Cell Therapy is classified as an ATMP in Europe, then we may be required to comply with applicable cGMP requirements, as interpreted and implemented at the national level in each country, which would take longer and cost more to get to market than if Habeo Cell Therapy were classified as a medical device, and would in turn increase the costs of commercializing Habeo Cell Therapy in these countries.  Further, potential pharmaceutical partners may be wary of the medical device component of our cell therapy.  These commercialization hurdles could increase the difficulties in finding suitable partners to help us commercialize this product offering in Europe.

•

The EMA has approved nine ATMPs in Europe to date, of which only five are still on the market with three being withdrawn and one suspended, with application review periods ranging from approximately thirteen to thirty-five months.  This wide range in review periods makes it difficult to predict whether and on what timeframe our Habeo Cell Therapy would receive EMA approval, if at all.

•

Given the novelty of our cellular therapeutics technology, we anticipate that we may face regulatory hurdles in other jurisdictions outside of the United States and Europe that could delay regulatory approval and commercial launch of Habeo Cell Therapy.

•

The reference drugs for ATI-0918, which are currently Lipodox® in the United States and Caelyx® in Europe, may change and we could be required to conduct a bioequivalence trial to establish bioequivalence with the new reference drugs, which would adversely affect our business and operations.

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

•

We may decide to seek scientific advice from the EMA regarding required elements of the MAA before we submit the MAA, and if the EMA’s scientific advice requires us to conduct substantive additional work (including possible provision of substantial additional data or information), our submission of the MAA could be materially delayed, which in turn would materially push back our anticipated launch date for ATI-0918 in Europe.

•

If we are unable to satisfy the EMA’s requirements to issuance of the marketing authorization for ATI-0918, we will not be able to launch ATI-0918 in Europe, and our business would be materially harmed.

If a product candidate is not approved in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory approval process, it could have a material adverse effect on our business, and we may become more dependent on the development of other proprietary products and/or our ability to successfully acquire other products and technologies. There can be no assurance that any product candidate will receive regulatory approval in a timely manner, or at all.

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

We face similar competitive pressures with our Cytori Nanomedicine product candidates.  As a generic pegylated liposomal encapsulation of doxorubicin, ATI-0918, if approved and launched commercially, will potentially compete against Caelyx in Europe and Doxil, Lipodox®, and DOXOrubicin HCl Liposome in the United States.  These existing competitive liposomal doxorubicin products have been on the market for many years, have gained widespread physician acceptance and are marketed by competitors with substantially greater resources than we have.  Further, our ATI-1123 product candidate, if developed and commercialized, would compete against a number of established docetaxel drugs, including Taxotere® (Sanofi S.A.) and numerous existing generic docetaxel products, as well as other potential liposomal docetaxel products being developed and commercialized by competitors.

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

Regarding our cell therapy products, we believe that our long-term viability and growth will depend in large part on our ability to establish the safety and efficacy of our cell therapies through clinical trials and studies. Though we generate revenues from commercial sales of our Celution products, there is no proven path for commercializing Cytori Cell Therapy in a way to earn a durable profit commensurate with the medical benefit. We have been engaged for a number of years in commercial sales of our Celution devices and consumable kits in Japan, Europe, and certain Asia Pacific markets, and our cell banking products in Japan, but we have not achieved significant growth due in significant part to our inability thus far to obtain therapeutic, on-label use that is reimbursed by payers. Thus, we do not expect the market for our products to appreciably increase until we have positive clinical data from a validated, Phase III, controlled, randomized trial that reports safety and efficacy of our cellular therapeutic in a discrete disease state or condition.  However, there can be no assurance that one or more clinical trials of our cell therapy product candidates will yield positive results.

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

Our ATI-1123 drug candidate is in early clinical stages and is subject to all of the attendant risks of an early-stage drug. Should we wish to commercialize ATI-0918 in the United States, we believe we will need to conduct a clinical trial to demonstrate bioequivalence to the then-current reference drug in the United States (currently Lipodox®). Any such bioequivalency trial would be time and resource intensive and could ultimately fail to demonstrate ATI-0918’s bioequivalence to the reference drug. Also, we intend to find a partner to develop our ATI-1123 drug candidate, but and if we are unsuccessful in doing so, our ATI-1123 development program could be delayed or suspended.

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

•

Lorem Vascular, is our exclusive licensee for our Cytori Cell Therapy products in all fields of use in China, Hong Kong, Singapore, Malaysia and Australia under the terms of the Lorem Agreement.  Lorem Vascular is responsible for commercializing our Cytori Cell Therapy products in these territories.  Lorem Vascular is relatively new company with limited operating history, and has yet to generate meaningful revenues in its licensed territories.  There can be no assurance that Lorem Vascular will be able to generate meaningful revenues in its licensed territories in the future.  We are in ongoing discussions with Lorem Vascular regarding the terms of our collaboration, including the structure of the Lorem Agreement. If we are unable to agree with Lorem Vascular on revised terms to our collaboration, our relationship with them could suffer. A dispute may arise between us and Lorem Vascular that could lead to arbitration or other adversarial proceedings. Any such proceedings could cause significant diversion of management time and attention, cause us significant expense, and could potentially result in an outcome adverse to us. Further, any such dispute could negatively affect our ability to realize any sales or royalty revenues from Lorem Vascular’s commercial activities in the territories under its exclusive license.  Even if we successfully restructure or otherwise revise our agreement with Lorem Vascular, there can be no assurance that Lorem Vascular will be able to successfully commercialize our Celution products in China or in the other territories subject to its license.  Further, if Lorem Vascular fails to comply with any regulations applicable to its development, marketing and sale of our products, there can be no assurance that regulators would not try to hold us responsible for such activities.

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

We currently sell our Celution-based Cell Therapy products in numerous markets outside of the United States for research and commercial use. These markets have different, and in some cases, less burdensome, regulatory schemes applicable to our products than in the United States.  To the extent any of our customers, whether inside or outside the United States, use or further market our products in their home market or in other markets in a way that does not comply with applicable local regulations, regulators could try to hold us responsible if they believe we facilitated or were otherwise responsible for the customer’s actions. While we take measures in an effort to protect us against these types of risks, we cannot ensure you that such measures would prevent us from becoming subject to any such claims.

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

The regulatory process for our cell therapy products can be lengthy, expensive, and uncertain. Before any new medical device may be introduced to the U.S. market, the manufacturer generally must obtain FDA clearance or approval through either the 510(k) pre-market notification process or the lengthier pre-market approval, or PMA, process. It generally takes from three to 12 months from submission to obtain 510(k) pre-market clearance, although it may take longer. Approval of a PMA could take four or more years from the time the process is initiated. The 510(k) and PMA processes can be expensive, uncertain, and lengthy, and there can be no assurance of ultimate clearance or approval. Our Celution products under development today and in the foreseeable future will be subject to the lengthier PMA process. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA. Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals or clearances, refusals to approve or clear new applications or notifications, and criminal prosecution.

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

Cytori Nanomedicine:  The worldwide regulatory process for our Cytori Nanomedicine drug candidates can be lengthy and expensive, with no guarantee of approval.

Before any new drugs may be introduced to the U.S. market, the manufacturer generally must obtain FDA approval through either an abbreviated new drug application, or ANDA, process for generic drugs off patent that allow for bioequivalence to an existing reference listed drug, or RLD, or the lengthier new drug approval, or NDA, process, which typically requires multiple successful and successive clinical trials to generate clinical data supportive of safety and efficacy along with extensive pharmacodynamic and pharmacokinetic preclinical testing to demonstrate safety.  Our lead drug product under development (ATI-0918) is eligible ANDA process, while our ATI-1123 drug candidate is subject to the significantly lengthier NDA process.  Approval of an ANDA could take four or more years from the time the process is initiated due to the requirement for clinical trials. NDA drugs could take significantly longer due to the additional preclinical requirements along with the typical requirement for two successful Phase III clinical studies.

In Europe, as in the United States, there are two regulatory steps to complete before a drug candidate is approved to be marketed in the European Union. These two steps are clinical trial application and marketing authorization application. Clinical trial applications are approved at the member state level, whereas marketing authorization applications are approved at both the member state and centralized levels. Both ATI-0918 and ATI-1123 may follow the centralized procedure for EMA regulatory approval.  The centralized procedure allows the applicant to obtain a marketing authorization that is valid throughout the EU. Similar to the FDA process, the EMA centralized process requires bioequivalence data for generic drug candidates such as ATI-0918, and robust clinical data for non-generic drug candidates like ATI-1123 similar to clinical data required for NDA drug candidates.

There are numerous risks arising out of the regulation of our ATI-0918 and ATI-1123 drug candidates include the following:

•

We can provide no assurances that our current and future oncology drugs will meet all of the stringent government regulation in the United States, by the FDA under the Federal Food, Drug and Cosmetic Act, and/or in international markets such as Europe, by the EMA under its Medicinal Products Directive.

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

•

It is required for ANDA and BE drug candidates that there is a RLD, with which the drug candidate must demonstrate equivalence. There are no assurances that the reference drug for ATI-0918 will be the same in all territories or countries, which could require different and unique BE clinical studies for some territories where we currently intend to commercialize ATI-0918. Changes in the RLD may result in the nullification of BE clinical studies and can result in significant delays in the regulatory process as BE clinical studies may need to be repeated for jurisdictions that no longer recognize the reference drug utilized in BE clinical studies.

•

Our Cytori Nanomedicine drug candidates, if approved, will still be subject to post-market reporting requirements for deaths or serious injuries when the drug may have caused or contributed to the death or serious injury, or serious adverse events.  There are no assurances that our drug products will not have safety or effectiveness problems occurring after the drugs reach the market. There are no assurances that regulatory authorities will not take steps to prevent or limit further marketing of the drug due to safety concerns.

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

In Japan, the Japanese Diet passed the Act regarding Ensuring of Safety of Regenerative Medicine, or the Regenerative Medicine Law, and the revisions to the Pharmaceutical Affairs Law as applied to drugs, medical devices and regenerative medicine.  The Regenerative Medicine Law initially caused some confusion for regenerative companies operating in Japan, but we believe that this law, as currently implemented, benefits Cytori and its customers by allowing an expedited path for our customers in Japan to obtain licenses under the Regenerative Medicine Law to treat patients with Cytori Cell Therapy. However, we cannot be certain that the Regenerative Medicine Law will not be repealed or that current interpretations and implementation of the Regenerative Medicine Law will not change in a manner adverse to our business. Further, we currently import and sell our products in Japan under Class I notifications that we obtained several years ago.  However, at the request of Japanese regulators, we are in the process of obtaining Class III approvals for our Celution device and consumable kits. Though we are pursuing these Class III approvals process without any anticipated interruption to our commercial activities, it is possible that other jurisdictions in which we currently sell may require similar heightened regulatory approvals but with potential restrictions on our ability to market and sell our Cytori Cell Therapy products in such territories during the application process and review period for the required regulatory approvals.

Any regulatory review committees and advisory groups and any contemplated new guidelines may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we may be required to consult with these regulatory and advisory groups, and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product candidate to market could decrease our ability to generate sufficient revenue to maintain our business. Divergence in regulatory criteria for different regulatory agencies around the globe could result in the repeat of clinical studies and/or preclinical studies to satisfy local territory requirements, resulting in the repeating of studies and/or delays in the regulatory process.  Some territories may require clinical data in their indigenous population, resulting in the repeat of clinical studies in whole or in part. Some territories may object to the formulation ingredients in the final finished product and may require reformulation to modify or remove objectionable components; resulting in delays in regulatory approvals.  Such objectionable reformulations include, but are not limited to, human or animal components, BSE/TSE risks, banned packaging components, prohibited chemicals, banned substances, etc. There can be no assurances that FDA or foreign regulatory authorities will accept our pre-clinical and/or clinical data.

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

Cytori Nanomedicine:  Our nanoparticle technology is also subject to government regulations that are subject to change.  Our lead drug product, ATI-0918 is regulated under bioequivalence rules that rely on a reference listed drug, or RLD, for equivalence in the United States and other jurisdictions.  Government agencies can change the reference listed drug or reference drug without notice.  These changes in the RLD could invalidate clinical studies and require the initiation of new clinical studies for determining equivalence to a newly assigned RLD.  Furthermore, bioequivalence studies may need to be repeated in certain foreign entities as some governments may require additional confirmatory studies in their patient populations.  These additional requirements could result in additional clinical studies or delays in the regulatory process.  Other risks with the RLD criteria are in the criteria for demonstrating bioequivalence.  Bioequivalence criteria may not be identical in all geographical regions, resulting in the requirement for new bioequivalence studies to demonstrate equivalence to a more stringent standard.  Additionally, bioequivalence criteria rely on the products being “off patent” in the territory.  Patent expiration dates may vary in different regions which may result in bioequivalence regulatory pathways being delayed in some territories.   Current regulatory pathways such as the abbreviated new drug application, or ANDA, pathway, of we are currently relying on, are subject to change and may cease to be viable regulatory pathways in the future.

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

New and emerging cell therapy and cell banking technologies, such as those provided by the Cytori Cell Therapy family of products, may have difficulty or encounter significant delays in obtaining health care reimbursement in some or all countries around the world due to the novelty of our cell therapy and cell banking technology and subsequent lack of existing reimbursement schemes/pathways. Therefore, the creation of new reimbursement pathways may be complex and lengthy with no assurances that such reimbursements will be successful. The lack of health insurance reimbursement or reduced or minimal reimbursement pricing may have a significant impact on our ability to successfully sell our cell therapy and cell banking technology products into a county or region at pricing that is profitable and that adequately compensates Cytori for its development costs, which would negatively impact our operating results.

Our European managed access program for Habeo Cell Therapy may not be successful, which in turn could adversely affect our Habeo Cell Therapy commercialization efforts.

Our managed access program, or MAP (also known as early access program or named patient program), is intended to provide access in select countries across Europe, the Middle East and Africa, and Latin America to our Habeo Cell Therapy for patients with impaired hand function due to scleroderma in advance of anticipated commercialization of Habeo Cell Therapy.  Our MAP has faced and may continue to face numerous challenges, including the following:

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

•

Because Cytori is targeting an orphan indication in scleroderma where there is an established need for effective therapies, regulators in Europe have been willing to allow an approval trial based on limited data from the 12-patient, investigator initiated SCLERADEC I pilot trial. The lack of robust Phase 2/3 clinical data has also proven to be a hurdle to MAP acceptance. We believe that positive results from future clinical trials will help drive interest in our MAP, but there is no guarantee that these trials will achieve positive results.

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

We generate 71% of our sales revenues from Japan, with 83% of those revenues generated by sales to four customers.  This concentration of sales in one territory, and to one small group of customers in Japan, makes us vulnerable to the loss of our key customers and to adverse changes in the Japanese market.

In 2017, we generated approximately $1.9 million in sales revenues in Japan, representing 71% of our overall global sales revenues.  83% of the Japan sales revenues were from four key customers. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. This concentration of sales in one country, and in a small subset of customers within such country, represents a risk to our business. Our existing business in Japan, and our prospects for further growth of product sales in Japan, are subject to a number of risks, including the following:

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

We are dependent on sole source suppliers to manufacture the API (active pharmaceutical ingredient) and certain other components of our Cytori Nanomedicine drug candidates.  There are no assurances that these sole source suppliers will enter into supply agreements with us to provide contractual assurance to us around supply and pricing. Regardless whether a sole source supplier enters into a written supply arrangement with us, such supplier could still delay, suspend or terminate supply of raw materials to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, bankruptcy or insolvency, or other occurrences.

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

BARDA may terminate or suspend its agreement with us, or suspend, delay or reduce its funding of our development hereunder, which could delay and/or adversely affect our business and our ability to further develop DCCT-10.

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

We have received over $23.5 million in cost-plus-fixed-fee funding from BARDA to fund our preclinical research, development, and clinical research to conduct a pilot clinical trial, referred to as RELIEF clinical trial, of Cytori Cell Therapy for thermal burn, or DCCT-10, and to fund development of our Celution cell processing system.  There are additional contract options under the BARDA Agreement to provide over $60 million in additional funds to:

•	conduct a pivotal clinical trial, and related clinical, regulatory, and other activities, with the objective of obtaining FDA approval for intravenous use of DCCT-10 in thermal burn injury; and
•	conduct of clinical, regulatory and other tasks required to develop and obtain FDA clearance for other characteristics suitable for use in thermal burn injury following a mass casualty event.

In April 2017, we received approval of an Investigational Device Exemption, or IDE, from the FDA to conduct a pilot clinical trial of CCT in patients with thermal burn injuries. In May 2017, we announced BARDA’s exercise of Option 2 of up to approximately $13.4 million to fund RELIEF. We initiated RELIEF in 2017 and expect to enroll first patients into this trial in 2018. But there can be no assurance that BARDA will agree to fund the entire cost of the trial. If BARDA declines to fund the full costs of the trial, we may be required to terminate our DCCT-10 development program.

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

Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain, and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We compete for talent with numerous companies, as well as universities and non-profit research organizations.  In the near term, we intend to hire a significant number of scientists, quality and regulatory personnel, and other technical staff with the requisite expertise to support and expand our Cytori Nanomedicine business. The manufacturing of these oncology drug assets is a highly complex process that requires significant experience and know-how. If we are unable to attract personnel with the necessary skills and experience to reestablish and expand our Cytori Nanomedicine business, which is currently conducted out of our San Antonio, Texas facility, our business could be harmed.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations, and maintain a cohesive and stable environment. In particular, we are highly dependent on our executive officers, especially Marc Hedrick, M.D., our Chief Executive Officer, and Tiago Girão, our Chief Financial Officer.  Given their leadership, extensive technical, scientific and financial expertise and management and operational experience, these individuals would be difficult to replace. Consequently, the loss of services of one or more of these named individuals could result in product development delays or the failure of our collaborations with current and future collaborators, which, in turn, may hurt our ability to develop and commercialize products and generate revenues.  We have not entered into any employment agreements with our executive officers or key personnel, nor do we maintain key man life insurance on the lives of any of the members of our senior management. Although we have a stock option plan pursuant to which we provide our executive officers with various economic incentives to remain employed with us, these incentives may not be sufficient to retain them. The loss of key personnel for any reason or our inability to hire, retain, and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.

Our restructuring activities may not be successful, and our restructuring activities may cause uncertainty regarding the future of our business and may adversely impact employee hiring and retention, our stock price and our results of operations and financial condition.

On September 1, 2017, we announced a corporate restructuring intended to significantly reduce expenses.  The restructuring reduced our workforce by approximately 50%. The restructuring plan also includes renegotiating certain of our material contracts, such as the termination of a lease to move our headquarters announced on February 23, 2018, and reassessing certain other obligations.

Our ability to achieve the anticipated benefits, including the anticipated cost savings, of our restructuring activities within expected timeframes is subject to many estimates, assumptions and uncertainties. Additional restructuring or reorganization activities may also be required in the future, which could further increase the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated impact of, our restructuring or execute successfully on our restructuring plan, in the timeframes we desire or at all. If we fail to realize the anticipated benefits from these measures, or if we incur charges or costs in amounts that are greater than anticipated, our financial condition and operating results may be adversely affected. Additionally, our restructuring efforts, including a significant reduction in our employee headcount, may disrupt our staff and our business, and we may not be successful, or as successful, in advancing our existing Cytori Cell Therapy and Cytori Nanomedicine candidates, or in discovering or developing new Cytori Cell Therapy and Cytori Nanomedicine candidates as a result of lower staffing levels and potential reductions in our spending on these programs due to the restructuring.

The changes and potential changes to our operations and the workforce reduction measures as a result of the restructuring, may introduce uncertainty regarding our prospects and may result in disruption of our business. As a result of these actions, we incurred significant expenses and charges, including the approximately $570,000 charge incurred as a result of restructuring and cancelation of our San Diego headquarters lease announced on February 2018, and we may incur additional expenses and charges related to these actions. In addition, these changes and measures could distract our employees, decrease employee morale and make it more difficult to retain and hire new talent, and harm our reputation. These changes and activities caused our stock price to decline, and may cause it to further decline in the future. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected.

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

We may rely on trade secrets to protect our technology, especially with respect to the Cytori Nanomedicine products, as well as in areas where we do not believe patent protection is appropriate or obtainable. Trade secrets are difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, state laws in the Unites States vary, and their courts as well as courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. If our confidential or proprietary information is divulged to or acquired by third parties, including our competitors, our competitive position in the marketplace will be harmed and our ability to successfully penetrate our target markets could be severely compromised.

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

As of December 31, 2017, we had 57,825,729 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, including pursuant to the Lincoln Park Purchase Agreement, or our ATM program, or the expectation of such sales, could cause the market price of our common stock to decline.  We may also sell additional common stock or securities convertible into or exercisable or exchangeable for common stock in subsequent public or private offerings or other transactions, which may adversely affect the market price of our common stock.

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

On September 5, 2017, we received notice from Nasdaq staff relating to our noncompliance with the $1.00 minimum bid price per share requirement. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were granted a 180 calendar day compliance period, or until March 5, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our shares of common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during the 180 calendar day compliance period. We requested an additional 180 calendar day compliance period, or until September 4, 2018, to regain compliance and was granted such extension on March 6, 2018.  During the additional compliance period, our shares of common stock will continue to be listed and traded on Nasdaq.

In our request for an additional 180 calendar day compliance period we notified Nasdaq of our intention to cure the minimum bid price deficiency by effecting a reverse stock split, if necessary. However, if we are notable to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.

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

If you hold warrants issued pursuant to our rights offerings, you may be limited in your ability to engage in certain hedging transactions that could provide you with financial benefits.

In June 2016, we closed our 2016 rights offering to subscribe for units at a subscription price of $2.55 per unit, or the 2016 Rights Offering. Pursuant to the 2016 Rights Offering, we sold to our stockholders of record (as of May 20, 2016) an aggregate of 6,704,852 units consisting of 6,704,852 shares of common stock and 3,352,306 warrants, or CYTXW Warrants, with each CYTXW Warrant exercisable for one share of common stock at an exercise price of $3.06 per share.

In November 2017, we closed our 2017 rights offering to subscribe for units at a subscription price of $1,000 per unit, or the 2017 Rights Offering (together with the 2016 Rights Offering, the Rights Offerings). Pursuant to the 2017 Rights Offering, we sold to our stockholders of record (as of October 27, 2017) an aggregate of 10 million units consisting of 10,000 shares of Series B Convertible Preferred stock and 18,000,000 warrants, or CYTXS Warrants (together with the CYTXW Warrants the, Warrants), with each CYTXS Warrant exercisable for one share of common stock at an exercise price of $0.3333 per share. Holders of Warrants and CYTXS Warrants were required to represent to us that they will not enter into any short sale or similar transaction with respect to our common stock for so long as they continue to hold Warrants or CYTXS Warrants.  These requirements prevent our Warrant holders from pursuing certain investment strategies that could provide them greater financial benefits than they might have realized had they not been required to make this representation.

Absence of a public trading market for the CYTXW Warrants may limit the ability to resell the CYTXW Warrants.

The CYTXW Warrants are listed for trading on Nasdaq under the symbol “CYTXW,” but there can be no assurance that a robust market will exist for the CYTXW Warrants. Even if a market for the CYTXW Warrants does develop, the price of the CYTXW Warrants may fluctuate and liquidity may be limited. If the CYTXW Warrants cease to be eligible for continued listing on Nasdaq, or if the market for the CYTXW Warrants does not fully develop (or subsequently weakens), then purchasers of the CYTXW Warrants may be unable to resell the CYTXW Warrants or sell them only at an unfavorable price for an extended period of time, if at all. Future trading prices of the CYTXW Warrants will depend on many factors, including:

•	our operating performance and financial condition;
•	our ability to continue the effectiveness of the registration statement covering the CYTXW Warrants and the common stock issuable upon exercise of the CYTXW Warrants;
•	the interest of securities dealers in making and maintaining a market; and
•	the market for similar securities.

Absence of a public trading market for the CYTXS Warrants may limit your ability to resell the Warrants.

There is no established trading market for the CYTXS Warrants issued pursuant to this 2017 Rights Offering, and the CYTXS Warrants may not be widely distributed. We have applied to list the CYTXS Warrants for trading on Nasdaq under the symbol “CYTXS,” but there can be no assurance that the CYTXS Warrants will meet minimum listing criteria to be accepted for listing on Nasdaq or that a market will develop for the CYTXS Warrants. Even if a market for the CYTXS Warrants does develop, the price of the CYTXS Warrants may fluctuate and liquidity may be limited. If the CYTXS Warrants are not accepted for listing on Nasdaq or if a market for the CYTXS Warrants does not develop, then purchasers of these warrants may be unable to resell them or sell them only at an unfavorable price for an extended period of time, if at all. Future trading prices of the CYTXS Warrants will depend on many factors, including:

•	our operating performance and financial condition;
•

our ability to continue the effectiveness of the registration statement, of which this prospectus is a part, covering the CYTXS Warrants and the common stock issuable upon exercise of the CYTXS Warrants;

•	the interest of securities dealers in making a market; and
•	the market for similar securities.

The market price of our common stock may fall below or never exceed the exercise price of the Warrants issued in connection with the Rights Offerings.

The CYTXW Warrants issued pursuant to the 2016 Rights Offering became exercisable upon issuance and will expire thirty (30) months from the date of issuance. The market price of our common stock may never exceed the exercise price of the CYTXW Warrants prior to their date of expiration.  The CYTXS Warrants issued pursuant to the 2017 Rights Offering become exercisable upon approval of the increase in authorized shares by our stockholders and will expire thirty (30) months thereafter.  The market price of our common stock may fall below the exercise price of the CYTXS Warrants prior to their date of expiration and before holders have exercised the CYTXS Warrants. Any Warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the Warrant holder.

The Warrants contain features that may reduce Warrant holders’ economic benefit from owning them.

The Warrants contain features that allow us to redeem the Warrants and that prohibit Warrant holders from engaging in certain investment strategies.  We may redeem the CYTXW Warrants for $0.01 per CYTXW Warrant once the closing price of our common stock has equaled or exceeded $7.65 per share, subject to adjustment, for ten consecutive trading days, provided that we may do so only upon not less than thirty (30) days’ prior written notice of redemption. We may redeem the CYTXS Warrants for $0.01 per CYTXS Warrant once the closing price of our common stock has equaled or exceeded $0.8333 per share, subject to adjustment, for ten consecutive trading days, provided that we may not do so prior to the first anniversary of closing of the 2017 Rights Offering, and only upon not less than thirty (30) days’ prior written notice of redemption.  If we give notice of redemption, applicable Warrant holders will be forced to sell or exercise their Warrants or accept the redemption price. The notice of redemption could come at a time when it is not advisable or possible for Warrant holders to exercise the Warrants. As a result, Warrant holders may be unable to benefit from owning the Warrants being redeemed. In addition, for so long as Warrant holders continue to hold Warrants, they will not be permitted to enter into any short sale or similar transaction with respect to our common stock.  This could prevent Warrant holders from pursuing investment strategies that could provide them greater financial benefits from owning the Warrants.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease 17,535 square feet at 3020 and 3030 Callan Road, San Diego, California that we use for our corporate headquarters and manufacturing facilities. The related lease agreement, as amended, provides for a monthly rent that commenced at a rate of $1.50 per square foot. The lease term is on a month-to-month basis, commenced on November 1, 2017 and expires on December 31, 2018.

We also entered into two lease agreements for our San Antonio, Texas locations. We pay an aggregate of approximately $12,000 in rent per month for these properties.  The leases for these properties will expire in June 2022.

Additionally, we entered into several lease agreements for international office locations. For these properties, we pay an aggregate of approximately $35,000 in rent per month.  The lease for the property in Japan will expire in April 2022 and the lease for the property in the United Kingdom will expire in June 2019.

Item 3. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of December 31, 2017, we were not a party to any material legal proceeding.

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

Common Stock

	High	Low
2016
Quarter ended March 31, 2016	$3.30	$1.95
Quarter ended June 30, 2016	$5.25	$2.00
Quarter ended September 30, 2016	$2.25	$1.83
Quarter ended December 31, 2016	$2.00	$1.36

2017
Quarter ended March 31, 2017	$1.99	$1.53
Quarter ended June 30, 2017	$1.72	$0.92
Quarter ended September 30, 2017	$1.17	$0.31
Quarter ended December 31, 2017	$0.63	$0.23

All of our outstanding shares have been deposited with the Depository Trust & Clearing Corporation (DTCC) since December 9, 2005.

As of January 31, 2018, we had approximately 26 record holders of our common stock.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock and do not anticipate paying any in the foreseeable future. Furthermore, our Loan and Security Agreement currently prohibits our issuance of cash dividends on common stock.

Equity Compensation Plan Information

The following table gives information as of December 31, 2017 about shares of our common stock that may be issued upon the exercise of outstanding options, and shares remaining available for issuance under all of our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	175,529	$56.83	—
Equity compensation plans not approved by security holders (2)	822,859	$2.55	2,060,504
Equity compensation plans not approved by security holders (3)	12,500	$0.99	304,166
Total	1,010,888	$11.96	2,364,670

(1)	The 2004 Stock Option and Stock Purchase Plan expired in August 2014.
(2)	See Notes to the Consolidated Financial Statements included elsewhere herein for a description of our 2014 Equity Incentive Plan.
(3)	See Notes to the Consolidated Financial Statements included elsewhere herein for a description of our 2015 New Employee Incentive Plan.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index during the period from December 31, 2012 through December 31, 2017. The performance shown is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The selected data presented below under the captions “Statements of Operations Data,” “Statements of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the two-year period ended December 31, 2017, are derived from, and should be read in conjunction with, our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, which have been audited by BDO USA, LLP, an independent registered public accounting firm, and their report thereon, is included elsewhere in this Annual Report.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report:

Consolidated Statements of Operations and Comprehensive Loss (in thousands)

	For the Years Ended December 31,
	2017	2016
Product revenues	$2,689	$4,656
Cost of product revenues	1,318	2,170
Amortization of intangible assets	1,225	545
Gross profit	146	1,941
Development revenues:
Government contracts and other	3,722	6,724
	3,722	6,724
Operating expenses:
Research and development	11,678	16,197
Sales and marketing	3,593	3,611
General and administrative	7,594	8,563
In process research and development acquired from Azaya	1,686	—
Total operating expenses	24,551	28,371
Operating loss	(20,683)	(19,706)
Other income (expense):
Interest income	33	19
Interest expense	(2,049)	(2,592)
Other income, net	13	233
Total other expense	(2,003)	(2,340)
Net loss	$(22,686)	$(22,046)
Beneficial conversion feature for convertible preferred stock	(3,977)	—
Net loss allocable to common stockholders	$(26,663)	$(22,046)

Basic and diluted net loss per share allocable to common stockholders	$(0.82)	$(1.28)
Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	32,389,831	17,290,933

Comprehensive loss:
Net loss	$(22,686)	$(22,046)
Other comprehensive income – foreign currency translation adjustments	129	262
Comprehensive loss	$(22,557)	$(21,784)

Consolidated Statements of Cash Flows (in thousands)

	For the Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(18,128)	$(19,533)
Net cash provided by (used in) used in investing activities	(1,708)	64
Net cash provided by financing activities	16,815	17,609
Effect of exchange rate changes on cash and cash equivalents	11	82
Net decrease in cash and cash equivalents	(3,010)	(1,778)
Cash and cash equivalents at beginning of year	12,560	14,338
Cash and cash equivalents at end of year	$9,550	$12,560

Consolidated Balance Sheet Details (in thousands)

	As of December 31,
	2017	2016
Cash and cash equivalents	$9,550	$12,560
Working capital (deficit)	(3,550)	6,246
Total assets	31,615	34,609
Deferred revenues	94	97
Long-term deferred rent and other	107	17
Long-term obligations, net of discount, less current portion	—	11,008
Total stockholders’ equity	13,000	10,986

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to build a profitable and growing specialty therapeutics company.  To meet this objective, we have acquired and are developing two technology platforms that hold promise for treating millions of patients and represent significant potential for increasing shareholder value. Our current corporate activities fall substantially into advancing these platforms: Cytori Cell Therapy and Cytori Nanomedicine.

Cytori Cell Therapy, or CCT, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions.  To bring this promise to health providers and their patients, we are developing novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated, standardized Celution devices, single-use Celution consumable sets, Celase reagent, and Intravase reagent.  Our lead product candidate, Habeo™ Cell Therapy, was evaluated in a Cytori-sponsored U.S. randomized, placebo-controlled, double-blind, multi-center clinical trial, STAR (Scleroderma Treatment with Celution Processed Adipose Derived Regenerative Cells), for the treatment of impaired hand function in patients with scleroderma.  On July 24, 2017, we announced top-line, preliminary data and presented the full data analysis on October 18, 2017.  The STAR trial enrolled and evaluated 88 patients with scleroderma, including 51 patients within the diffuse cutaneous subset and 37 with limited cutaneous scleroderma.  While the primary and secondary endpoints did not reach statistical significance at 24 or 48 weeks, the trial data reported clinically meaningful improvement in the primary and secondary endpoints of both hand function and scleroderma-associated functional disability, for Habeo treated patients compared to placebo, in the pre-specified subgroup of patients with diffuse cutaneous scleroderma. Further, on January 22, 2018, we announced the investigator-initiated and Cytori-supported SCLERADEC-II clinical trial in France using Habeo Cell Therapy completed its enrollment and data is anticipated in the second half of 2018. Additional CCT treatments are in various stages of development in the areas of urology, wounds, and orthopedics.  Further, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources, detailed in an announcement on November 13, 2017.  Currently, we internally manufacture the Celution devices and consumables in the United States and the United Kingdom and source our Celase and Intravase reagents from a third-party supplier.  We are exploring contract manufacturing organization options for the Celution System to reduce overhead and product costs of goods sold.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and consumables and associated reagents, in certain markets outside the U.S.  In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

The Cytori Nanomedicine platform features a versatile liposomal nanoparticle technology for drug encapsulation that has thus far provided the foundation to bring two promising drugs into early/late stage clinical trials.  Nanoparticle encapsulation is promising because it can help improve the delivery and metabolism of many drugs, thus potentially enhancing the therapeutic profile and patient benefits.  Our lead drug candidate, ATI-0918 is a generic version of pegylated liposomal encapsulated doxorubicin.  Pegylated liposomal encapsulated doxorubicin is a heavily relied upon chemotherapeutic used in many cancer types on a global basis.  We believe that data from a 60-patient European study of ATI-0918 has met the statistical criteria for bioequivalence to Janssen’s Caelyx®, the current reference listed drug in Europe.  We intend that these bioequivalence data will serve as a basis for our planned regulatory submission to the European Medicines Agency, or EMA, for ATI-0918. We are currently evaluating our strategic options to bring ATI-0918 to the U.S., China, and other markets.  Our second nanomedicine drug candidate is ATI-1123, a novel and new chemical entity which is a nanoparticle-encapsulated form of docetaxel, also a workhorse chemotherapeutic drug used for many cancers.  A Phase I clinical trial of ATI-1123 has been completed and published, and we are investigating possible expansion of this trial to Phase II, most likely in conjunction with a development partner.  Finally, in connection with our acquisition of the ATI-0918 and ATI-1123 drug candidates, we have acquired know-how (including proprietary processes and techniques) and a scalable nanoparticle manufacturing plant in San Antonio, Texas from which we intend to test, validate and eventually manufacture commercial quantities of our nanoparticle drugs.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of our Cytori Cell Therapy-related products.

The following table summarizes the components for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Product revenues - third party	$2,689	$4,656

A majority of our product revenue in 2017 and 2016 was derived from Japan. Two new regenerative medicine laws in Japan went into effect in November 2014, removing regulatory uncertainties and providing a clear path for us to offer Cytori Cell Therapy in Japan, where our technology is mainly being used in the aesthetics and orthopedic fields. Further, we expect continued demand from researchers at academic hospitals seeking to perform investigator-initiated and funded studies.

 We experienced a decrease of $2.0 million in product revenue during the year ended December 31, 2017 as compared to 2016, primarily due to decrease in the number of Celution device sales in Japan of approximately $1.4 million and product revenues in the Americas of $0.6 million, but partially offset by an increase in our Celution consumable utilization in Japan.

The future:  We expect to continue to generate increased consumable utilization and a majority of product revenues from the sale of Cytori Cell Therapy-related products to researchers, clinicians, and distributors in all regions. In Japan and EMEA, researchers will use our technology in ongoing and new investigator-initiated and funded studies focused on, but not limited to, hand scleroderma, Crohn’s disease, peripheral artery disease, erectile dysfunction, liver cirrhosis, and diabetic foot ulcers.

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs, as well as amortization of intangible assets. The following table summarizes the components of our cost of revenues for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Cost of product revenues	$1,294	$2,128
Amortization of intangible assets	1,225	546
Share-based compensation	24	41
Total cost of product revenues	$2,543	$2,715
Total cost of product revenues as % of product revenues	95%	58%

Cost of product revenues as a percentage of product revenues was 95% and 58% for the years ended December 31, 2017 and 2016, respectively.  Fluctuation in this percentage is due to our product mix, distributor and direct sales mix, geographic mix, foreign exchange rates, idle capacity, allocation of overhead, and higher intangible amortization expense, which increased by approximately $0.7 million in 2017 compared to 2016.

The future: We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. We are investigating various pricing options for our cellular therapeutics, which may help to increase our gross profit margins in 2018 and beyond.

Development revenues

Under our government contract with BARDA, we recognized a total of $3.7 million and $6.7 million in development revenues for the years ended December 31, 2017 and 2016, respectively which included allowable fees as well as cost reimbursements. During the years ended December 31, 2017 and 2016, we incurred $3.5 million and $6.3 million in qualified expenditures, respectively. The decrease in revenues for the years ended December 31, 2017 as compared to 2016 is primarily due to decreases in research and development activities related to our contract with BARDA as we began a new clinical phase of the contract.

The future: We entered into a contract amendment with BARDA in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020. We expect to begin enrollment of patients into the RELIEF trial in 2018.

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

The following table summarizes the components of our research and development expenses for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
General research and development	$11,540	$15,846
Share-based compensation	138	351
Total research and development expenses	$11,678	$16,197

The decrease in research and development expenses, excluding share-based compensation for the year ended December 31, 2017 as compared to 2016 is due to a decrease of approximately $3.1 million in clinical studies and related professional services as a result of completion of enrollment in our U.S. clinical trials enrolling in 2016 as well as the decrease related to BARDA related expenditures, and a decrease of $1.2 million in salaries and benefits as a result of the restructuring activities we implemented in September 2017.

The future:  We expect aggregate research and development expenditures remain at current levels for 2018, as we begin enrollment of our RELIEF clinical trial and our ongoing development efforts of ATI-0918.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion. The following table summarizes the components of our sales and marketing expenses for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Sales and marketing	$3,477	$3,444
Share-based compensation	116	167
Total sales and marketing expenses	$3,593	$3,611

Sales and marketing expenses excluding share-based compensation presented no material variance for the year ended December 31, 2017 as compared to 2016.

The future:  We expect sales and marketing expenditures to slightly decrease during 2018, as we delay efforts on commercial readiness activities for Habeo in the U.S.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
General and administrative	$7,119	$8,042
Share-based compensation	475	521
Total general and administrative expenses	$7,594	$8,563

General and administrative expenses excluding share-based compensation decreased by $0.9 million for the year ended December 31, 2017, as compared to 2016 primarily due to decreases in salary and related benefits expense consistent with our ongoing cost curtailment efforts and restructuring implemented in September 2017.

The future:  We expect general and administrative expenditures to slightly decrease during 2018, as we benefit from full year of cost curtailment efforts implemented in September 2017.

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

The following table summarizes the components of our share-based compensation expenses for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Cost of product revenues	$24	$41
Research and development-related	138	351
Sales and marketing-related	116	167
General and administrative-related	475	521
Total share-based compensation	$753	$1,080

The decrease in share-based compensation expenses for the year ended December 31, 2017 as compared to 2016 is primarily related to a lower annual grant activity caused by reductions in headcount and due to the decline in the stock price during 2017 as compared to 2016, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of December 31, 2017, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.6 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.52 years.

In process research and development acquired from Azaya Therapeutics

In February 2017, we entered into an agreement to acquire assets, including in process research and development, or IPR&D, related to two oncology drug product candidates, from Azaya Therapeutics. In connection with this agreement, we recorded an IPR&D charge totaling $1.7 million. The acquired IPR&D is in the early stage of development and has no alternative use. Additional research, pre-clinical studies, and regulatory approvals must be successfully completed prior to commercialization of any product.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Interest income	33	19
Interest expense	(2,049)	(2,592)
Other income, net	13	233
Total	$(2,003)	$(2,340)

•	Interest expense decreased for the year ended December 31, 2017 as compared to 2016, due to principal payments made on our debt from January through August 2017.
•	The changes in other income during the year ended December 31, 2017 as compared to 2016 resulted primarily from changes in exchange rates related to transactions in foreign currency.

The future: We expect interest expense in 2018 to decrease due to the decrease in the principal balance of the Loan and Security Agreement, dated May 29, 2015, or the Loan and Security Agreement, with Oxford Finance LLC, or Oxford.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Cash and cash equivalents	$9,550	$12,560

Current assets	$14,864	$18,747
Current liabilities	18,414	12,501
Working capital (deficit)	$(3,550)	$6,246

We incurred net losses of $22.7 million and $22.0 million for the years ended December 31, 2017 and 2016, respectively. We have an accumulated deficit of $401.7 million as of December 31, 2017.  Additionally, we have used net cash of $18.1 million and $19.5 million to fund our operating activities for the years ended December 31, 2017 and 2016, respectively.

Further, the Loan and Security Agreement, with Oxford Finance, LCC, or Oxford, as amended and further described in Note 8 to the consolidated financial statements, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $9.6 million at December 31, 2017, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant.

On September 1, 2017, we announced a substantial corporate restructuring intended to significantly reduce expenses while maintaining its ability to execute on its BARDA-sponsored cell therapy program, Japanese business and oncology program. The restructuring reduced our workforce by approximately 50% and significantly reduced our operational cash burn.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed underwritten public offering, our Lincoln Park Purchase Agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, and the 2016 and 2017 Rights Offerings (each defined below), our at-the-market, or ATM, equity facility, the Loan and Security Agreement and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations.

On November 28, 2017, we closed a rights offering originally filed under a Form S-1 registration statement in August 2017, or the 2017 Rights Offering. Pursuant to the 2017 Rights Offering, we sold an aggregate of 10,000 units consisting of a total of 10,000 shares of Series B Convertible Preferred Stock, immediately convertible into approximately 30,000,000 shares of common stock and 18,000,000 warrants, with each warrant exercisable for one share of common stock at an exercise price of $0.3333 per share, resulting in total net proceeds to us of $8.8 million. These warrants only become exercisable upon approval of the increase in authorized shares by our stockholders.

During the year ended December 31, 2017, we sold 894,050 shares of our common stock under our ATM offering program, receiving total net proceeds of approximately $1.5 million.  Although sales of our common stock have taken place pursuant to our ATM offering program, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM offering program, is limited to an aggregate of one-third of our public float. As of December 31, 2017, our public float was 57.8 million shares, the value of which was $17.3 million based upon the closing price of our common stock of $0.30 on such date. The value of one-third of our public float calculated on the same basis was approximately $5.7 million.

On December 22, 2016, we entered into the Lincoln Park Purchase Agreement and a registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million of shares of our common stock over the 30-month period following March 31, 2017. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. Our sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day our closing price is less than the floor price of $0.50 per share as set forth in the Lincoln Park Purchase Agreement. On December 22, 2016, we issued to Lincoln Park 127,419 shares of common stock as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. Through December 31, 2017, we sold a total of 1.9 million shares under the Lincoln Park Purchase Agreement, for proceeds of approximately $1.7 million. We will issue up to an additional 382,258 shares of common stock on a pro rata basis to Lincoln Park only as and when shares are sold under the Lincoln Park Purchase Agreement to Lincoln Park.

On April 11, 2017, we entered into an underwriting agreement, or the Underwriting Agreement, with Maxim Group LLC, or Maxim, relating to the issuance and sale of 8.6 million shares of our common stock, par value $0.001 per share. The price to the public in the offering was $1.10 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.0395 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and offering expenses incurred by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 944,000 additional shares of common stock. On May 31, 2017, Maxim exercised its option and purchased 849,000 shares at $1.10 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses incurred by us.

On June 15, 2016, we closed a rights offering originally filed under a Form S-1 registration statement in April 2016, or the 2016 Rights Offering. Pursuant to the 2016 Rights Offering, we sold an aggregate of 6,704,852 units consisting of a total of 6,704,852 shares of common stock and 3,352,306 warrants, with each warrant exercisable for one share of common stock at an exercise price of $3.06 per share, resulting in total net proceeds to us of $17.1 million.

Pursuant to these securities transactions and related equity issuances, as well as anticipated gross profits and potential outside sources of capital, we believe we have sufficient cash to fund operations through at least through the third quarter of 2018. We continue to seek additional capital through product revenues, strategic transactions, including extension opportunities under the awarded BARDA contract, and from other financing alternatives. However, there can be no assurance that we will be successful in securing additional resources when needed, on terms acceptable to us or at all. Therefore, there exists substantial doubt about our ability to continue as a going concern.  In addition, if we are unable to raise additional cash, it will have a material adverse impact on operations and will cause us to default on our loan.

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

The following summarizes our contractual obligations and other commitments at December 31, 2017, and the effect such obligations could have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term obligations	$12,980	$5,192	$7,788	$—	$—
Interest commitment on long-term obligations	2,413	1,119	1,294	—	—
Operating lease obligations	2,374	589	1,106	679	—
Minimum purchase obligation	4,020	1,074	2,946	—	—
Clinical research study obligations	644	644	—	—	—
Total	$22,431	$8,618	$13,134	$679	$—

Cash (used in) provided by operating, investing and financing activities for the years ended December 31, 2017 and 2016 is summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(18,128)	$(19,533)
Net cash provided by (used in) investing activities	(1,708)	64
Net cash provided by financing activities	16,815	17,609
Effect of exchange rate changes on cash and cash equivalents	11	82
Net decrease in cash and cash equivalents	$(3,010)	$(1,778)

Operating activities

Net cash used in operating activities for the year ended December 31, 2017 was $18.1 million. Overall, our operational cash use decreased during the year ended December 31, 2017 as compared to 2016 due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $1.7 million offset by a cash outlay of $0.3 million in working capital.

Investing activities

The increase in net cash used in investing activities for the year ended December 31, 2017, as compared to 2016, resulted primarily from cash outflows for payment for long-lived assets purchased as part of Azaya’s acquisition of $1.2 million, purchase of fixed assets of $0.3 million and increase in restricted cash of $0.3 million.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2017 is primarily related to sales of common and preferred stocks of $21.5 million, net of costs from sale, through our Rights Offering, a confidentially marketed public offering, Lincoln Park Agreement and ATM program offset by cash used in principal payments on our debt of $4.7 million.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. We maintain an allowance for doubtful accounts for estimated losses inherent in our accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and our customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories include the cost of material, labor, and overhead, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or net realizable value.  We periodically evaluate our on-hand stock and make appropriate provisions for any stock deemed excess or obsolete.  Manufacturing costs resulting from lower than “normal” production levels are expensed as incurred.

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

Goodwill and Intangibles

Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. We perform our impairment test annually during the fourth quarter. The impairment evaluation is performed assuming that we operate in a single operating segment and reporting unit. First we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. There was no indication of impairment of goodwill for all periods presented, as our market capitalization throughout 2016 and 2017 was greater than our net asset position.

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

Item 8. Financial Statements and Supplementary Data

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cytori Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cytori Therapeutics, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2016.

San Diego, California

March 9, 2018

CYTORI THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	As of December31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$9,550	$12,560
Accounts receivable, net of reserves of $167 in 2017 and 2016	145	1,242
Restricted cash	675	350
Inventories, net	3,183	3,725
Other current assets	1,311	870
Total current assets	14,864	18,747

Property and equipment, net	3,052	1,157
Other assets	2,570	2,336
Intangibles, net	7,207	8,447
Goodwill	3,922	3,922
Total assets	$31,615	$34,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,790	$5,872
Current portion of long-term obligations, net of discount	13,624	6,629
Total current liabilities	18,414	12,501

Deferred revenues	94	97
Long-term deferred rent and other	107	17
Long-term obligations, net of discount, less current portion	—	11,008
Total liabilities	18,615	23,623

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 23,500 shares issued; 2,431 shares outstanding in 2017 and no shares outstanding in 2016	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 57,825,729 and 21,707,890 shares issued and outstanding in 2017 and 2016, respectively	58	22
Additional paid-in capital	413,304	388,769
Accumulated other comprehensive income	1,387	1,258
Accumulated deficit	(401,749)	(379,063)
Total stockholders’ equity	13,000	10,986
Total liabilities and stockholders’ equity	$31,615	$34,609

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2017	2016
Product revenues	$2,689	$4,656
Cost of product revenues	1,318	2,170
Amortization of intangible assets	1,225	545
Gross profit	146	1,941

Development revenues:
Government contracts and other	3,722	6,724
	3,722	6,724
Operating expenses:
Research and development	11,678	16,197
Sales and marketing	3,593	3,611
General and administrative	7,594	8,563
In process research and development acquired from Azaya	1,686	—
Total operating expenses	24,551	28,371
Operating loss	(20,683)	(19,706)

Other income (expense):
Interest income	33	19
Interest expense	(2,049)	(2,592)
Other income, net	13	233
Total other expense	(2,003)	(2,340)
Net loss	$(22,686)	$(22,046)
Beneficial conversion feature for convertible preferred stock	(3,977)	—
Net loss allocable to common stockholders	$(26,663)	$(22,046)

Basic and diluted net loss per share allocable to common stockholders	$(0.82)	$(1.28)
Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	32,389,831	17,290,933

Comprehensive loss:
Net loss	$(22,686)	$(22,046)
Other comprehensive income – foreign currency translation adjustments	129	262
Comprehensive loss	$(22,557)	$(21,784)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands, except share data)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2015	—	—	13,003,893	$13	$368,214	$996	$(357,017)	$12,206
Share-based compensation	—	—	—	—	1,080	—	—	1,080
Issuance of common stock under employee stock purchase plan	—	—	30,744	—	6	—	—	6
Sale of common stock, net	—	—	8,673,253	9	19,469	—	—	19,478
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	262	—	262
Net loss	—	—	—	—	—		(22,046)	(22,046)
Balance at December 31, 2016	—	—	21,707,890	$22	$388,769	$1,258	$(379,063)	$10,986
Share-based compensation	—	—	—	—	753	—	—	753
Issuance of common stock under employee stock purchase plan	—	—	1,200	—	1	—	—	1
Sale of common stock, net	—	—	12,237,079	12	12,704	—	—	12,716
Issuance of Series B Convertible Preferred Stock into common stock, net	10,000	—	—	—	8,767	—	—	8,767
Conversion of Series B Convertible Preferred Stock into common stock	(7,569)	—	22,706,319	23	—	—	—	23
Issuance of common stock as part of Azaya Therapeutics acquisition, net	—	—	1,173,241	1	2,310	—	—	2,311
Beneficial conversion feature related to Series B Convertible Preferred Stock	—	—	—	—	3,977	—	—	3,977
Accretion of beneficial conversion feature related to Series B Convertible Preferred Stock	—	—	—	—	(3,977)	—	—	(3,977)
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	(22,686)	(22,686)
Balance at December 31, 2017	2,431	—	57,825,729	$58	$413,304	$1,387	$(401,749)	$13,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(22,686)	$(22,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,151	1,182
Amortization of deferred financing costs and debt discount	707	954
In process research and development acquired from Azaya Therapeutics	1,686	—
Joint venture acquisition obligation accretion	—	24
Provision for expired inventory	340	172
Share-based compensation expense	753	1,080
Gain on asset disposal	(42)	(127)
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	1,129	(179)
Inventories	251	471
Other current assets	(593)	633
Other assets	(94)	(764)
Accounts payable and accrued expenses	(1,817)	(673)
Deferred revenues	(3)	(8)
Long-term deferred rent	90	(252)
Net cash used in operating activities	(18,128)	(19,533)

Cash flows from investing activities:
Purchases of property and equipment	(295)	(67)
Proceeds from sale of assets	113	131
Purchase of long-lived assets as part of Azaya Therapeutics' acquisition	(1,201)	—
Change in restricted cash	(325)	—
Net cash (used in) provided by investing activities	(1,708)	64

Cash flows from financing activities:
Principal payments on long-term obligations	(4,720)	—
Joint venture purchase payments	—	(1,774)
Proceeds from sale of common stock	23,613	21,467
Costs from sale of common stock	(2,078)	(2,084)
Net cash provided by financing activities	16,815	17,609
Effect of exchange rate changes on cash and cash equivalents	11	82
Net decrease in cash and cash equivalents	(3,010)	(1,778)
Cash and cash equivalents at beginning of period	12,560	14,338
Cash and cash equivalents at end of period	$9,550	$12,560

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,364	$1,618
Supplemental schedule of non-cash investing and financing activities:
Issuance costs paid in common stock	$—	$189
Conversion of preferred stock into common stock	$23	$—
Fair value of Series B Convertible Preferred Stock beneficial conversion feature	$3,977	$—
Common stock issued in payment for the assets acquired from Azaya Therapeutics	$2,311	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

1.	Organization and Operations

The Company

Cytori Therapeutics, Inc. (Nasdaq: CYTX) is a therapeutics company developing regenerative and oncologic therapies from its proprietary cell therapy and nanoparticle platforms for a variety of medical conditions. The Company’s primary focus on bringing its lead nanoparticle product candidate, ATI-0918, to the European market and the development of its cell therapies for impaired hand function in scleroderma, in addition to our other pipeline areas, such as osteoarthritis of the knee, stress urinary incontinence, and full thickness thermal burns including those complicated by radiation exposure.

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and those of our subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The Company has five wholly-owned subsidiaries located in Japan, United Kingdom, Switzerland, India and Spain that have been established primarily to support our sales and marketing activities in these regions.

Reverse Stock Split

On May 10, 2016, following stockholder and Board approval, an amendment (the “Amendment”) to the Company’s amended and restated certificate of incorporation, as amended, was filed and declared effective, which Amendment effectuated a one-for-fifteen (1:15) reverse stock split of the Company’s (i) outstanding common stock, and (ii) common stock reserved for issuance upon exercise of outstanding warrants and options (the “1:15 Reverse Stock Split”).  Upon effectiveness of the 1:15 Reverse Stock Split, the number of shares of the Company’s common stock (x) issued  and  outstanding  decreased from  approximately  200  million  shares  (as of May 10, 2016) to  approximately  13.3  million  shares; (y) reserved for issuance upon exercise of outstanding warrants and options decreased from approximately 16 million shares to approximately 1.1 million shares, and (z) reserved but unallocated under our current equity incentive plans (including the stockholder-approved share increase to the Company’s 2014 Equity Incentive Plan) decreased from approximately 6.5 million common shares to approximately 0.4 million common shares. In connection with the 1:15 Reverse Stock Split, the Company also decreased the total number of its authorized shares of common stock from 290 million to 75 million. The number of authorized shares of preferred stock remained unchanged. Following the 1:15 Reverse Stock Split. The Company adjusted stockholders’ equity to reflect the 1:15 Reverse Stock Split by reclassifying an amount equal to the par value of the shares eliminated by the split from common stock to the additional paid-in capital during the first quarter of fiscal 2016, resulting in no net impact to stockholders' equity on our consolidated balance sheets. The Company’s shares of common stock commenced trading on a split-adjusted basis on May 12, 2016. Proportional adjustments for the reverse stock split were made to the Company's outstanding stock options, warrants and equity incentive plans for all periods presented.

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

Liquidity and Going Concern

We incurred net losses of $22.7 million and $22.0 million for the years ended December 31, 2017 and 2016, respectively.  We have an accumulated deficit of $401.7 million as of December 31, 2017.  Additionally, we have used net cash of $18.1 million and $19.5 million to fund our operating activities for the years ended December 31, 2017 and 2016, respectively. The Company does not have sufficient capital to fund operations through one year from the issuance date of these consolidated financial statements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement, with Oxford Finance, LCC (“Oxford”), as further described in Note 8, requires maintaining a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $9.6 million at December 31, 2017,  the Company estimates that it will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed underwritten public offering, Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and the 2016 and 2017 Rights Offerings (each defined below), our at-the-market (“ATM”) equity facility, the Loan and Security Agreement and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash will have a material and adverse impact on operations and will cause us to default on our loan.

On June 15, 2016, we closed a rights offering originally filed under Form S-1 registration statement in April 2016. Pursuant to the 2016 Rights Offering (as defined below in Note 11), we sold an aggregate of 6,704,852 units consisting of a total of 6,704,852 shares of common stock and 3,352,306 warrants, with each warrant exercisable for one share of common stock at an exercise price of $3.06 per share, resulting in total gross proceeds to Cytori of $17.1 million. See Note 11 for further discussion on the 2016 Rights Offering.

On December 22, 2016, we entered into a purchase agreement and a registration rights agreement, with Lincoln Park pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million of shares of the Company’s common stock over the 30-month period following March 31, 2017, subject to the satisfaction of certain conditions. See Note 11 for further discussion on the Lincoln Park agreement.

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) relating to the issuance and sale of 8.6 million shares of our common stock, par value $0.001 per share. The price to the public in the offering was $1.10 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $1.0395 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and offering expenses incurred by the Company. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 944,000 additional shares of common stock. On May 31, 2017, Maxim exercised its option and purchased 849,000 shares at $1.10 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses incurred by us.

On September 5, 2017, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance. We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.  In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period.

On November 28, 2017, we closed a rights offering originally filed under a Form S-1 registration statement in August 2017 (“2017 Rights Offering”). Pursuant to the 2017 Rights Offering, the Company sold an aggregate of 10,000 units consisting of a total of 10,000 shares of Series B Convertible Preferred Stock, immediately convertible into approximately 30,000,000 shares of common stock and 18,000,000 warrants, with each warrant exercisable for one share of common stock at an exercise price of $0.3333 per share, resulting in total net proceeds to the Company of $8.8 million. These warrants only become exercisable upon stockholder approval.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, reviewing goodwill and intangible assets for impairment, determining the assumptions used in measuring share-based compensation expense, measuring expense related to our in-process research and development acquisition, and valuing allowances for doubtful accounts and inventory reserves.

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

Cash and cash equivalents includes cash in readily available checking and savings accounts.  We held no investments as of December 31, 2017 and 2016.  We maintain our cash at insured financial institutions.

Restricted Cash

Restricted cash consists of cash invested in certificate of deposits used as collateral for the issuance of letters of credit pursuant to lease agreements for leasing of property at 3020 and 3030 Callan Road, San Diego, CA, which requires us to execute a letter of credit for $0.2 million naming the landlord as a beneficiary as of December 31, 2017. In addition, in connection with the new lease (see Note 7) we executed in 2017, we issued a letter of credit in favor of that landlord in the amount of $0.5 million, which will remain in effect for the term of the lease.

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

Inventories

Inventories include the cost of material, labor, and overhead related to Celution devices, consumable kits, and reagents, and are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or net realizable value.  We periodically evaluate our on-hand stock and make appropriate provisions for any stock deemed excess or obsolete.  Manufacturing costs resulting from lower than “normal” production levels are expensed as incurred.

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

Goodwill and Intangibles

Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. We perform our impairment test annually during the fourth quarter. As the Company operates in a single operating segment and reporting unit, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. There was no indication of impairment of goodwill for all periods presented.

Separable intangible assets that have finite useful lives are amortized over their respective useful lives.

As part of the May 2013 acquisition of the Joint Venture (see Note 3), we acquired intangible assets which consisted primarily of contractual license rights that had previously enabled the Joint Venture to conduct development and manufacturing activities pertaining to certain aspects of Cytori’s Celution technology.  The useful life of the identifiable intangible assets was estimated based on the assumed future economic benefit expected to be received from the assets. The technology was valued at $9.4 million and is being amortized on a straight-line basis over a useful life of eleven years, commensurate with the expected cash flows. The amortization expense was $1.2 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively. The estimated aggregate amortization expense will be $1.2 million per year from for 2018 through 2022, and $0.9 million thereafter. Accumulated amortization on the intangible assets was $4.7 million as of December 31, 2017 and $3.4 million as of December 31, 2016.

The changes in the carrying amounts of finite-life intangible assets and goodwill for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	December 31, 2017	December 31, 2016
Intangibles, net:
Beginning balance	$8,447	$9,031
Increase	—	—
Amortization	(1,240)	(584)
Ending balance	7,207	8,447
Goodwill, net:
Beginning balance	3,922	3,922
Increase (decrease)	—	—
Ending balance	3,922	3,922
Total goodwill and other intangibles, net	$11,129	$12,369

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

Concentration of Significant Customers & Geographical Sales

For the year ended December 31, 2017, our sales were concentrated with respect to five direct customers, which comprised 68% of our product revenue recognized. One licensee and one direct customer accounted for 77% of total outstanding accounts receivable (excluding receivables from BARDA) as of December 31, 2017.

For the year ended December 31, 2016, our sales were concentrated with respect to two distributors and three direct customers, which comprised 65% of our product revenue recognized.  Two direct customers accounted for 57% of total outstanding accounts receivable (excluding receivables from BARDA) as of December 31, 2016.

Product revenues, classified by geographic location, are as follows (in thousands):

	Years ended December 31,
	2017		2016
	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$345	13%	$936	20%
Japan	1,924	71%	3,279	71%
EMEA	344	13%	379	8%
Asia Pacific	76	3%	62	1%
Total product revenues	$2,689	100%	$4,656	100%

Development Revenues

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $3.7 million and $6.7 million in BARDA revenue for the years ended December 31, 2017 and 2016, respectively.

Research and Development

Research and development expenditures, which are charged to operations in the period incurred, include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, and pre-clinical and clinical studies as well as salaries and benefits for our research and development employees.

Also included in research and development expenditures are costs incurred to support the government reimbursement contract, including $3.5 million and $6.3 million of qualified expenses that were incurred for the years ended December 31, 2017 and 2016, related to our government contract with BARDA.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2017 and 2016, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

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

Segment Information

For the years ended December 31, 2017 and 2016, the Company is managed as a single operating segment, therefore we report our results in one operating segment.

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the years ended December 31, 2017 and 2016, as their inclusion would be antidilutive.  Potentially dilutive securities excluded from the calculations of diluted loss per share were 20.5 million as of December 31, 2017, which includes 19.5 million outstanding warrants and 1.0 million options and restricted stock awards. Potentially dilutive securities excluded from the calculations of diluted loss per share were 4.2 million as of December 31, 2016.

Recently Issued and Recently Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services. ASU 2014-09 and all subsequent amendments (collectively, the “new standards”) may be applied using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We will adopt the standards beginning the first quarter of 2018 using the modified retrospective method. We have completed our assessment of the new standard and are evaluating the impact of the new required disclosures. Overall, we do not expect the timing or amounts related to the revenue recognition under the new standards to be materially different from our current revenue recognition policy. Our product revenues are recognized at a point in time, which is when we control transfers to the customer.  We will make accounting policy elections to 1) treat shipping and handling activities that occur after the customer obtains control of the goods as fulfillment costs and 2) exclude sales (and similar) taxes from the measurement of the transaction price. Because we have no open contracts as of December 31, 2017, there will be no cumulative effect of applying the new standards.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation, to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718.  The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period.  The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.  We do not anticipate that the adoption of ASU 2017-09 will have a material impact on our consolidated financial statements.

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

3.	Transactions with Olympus Corporation

Under our Joint Venture Termination Agreement (“Termination Agreement”), dated May 8, 2013, with Olympus Corporation (“Olympus”), we were required to pay Olympus a total purchase price of $6.0 million within two years of the date of the Termination Agreement. Pursuant to amendments to the Termination Agreement, dated April 30, 2015 and January 8, 2016, the Company’s repayment obligations were extended through May 8, 2016.  We made payments under the Termination Agreement totaling approximately $4.2 million through December 31, 2015, as well as separate payments of $0.5 million each in January 2016 and April 2016, and paid the remaining balance of $0.8 million before the May 8, 2016 due date. There were no outstanding obligations to Olympus as of December 31, 2017.

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

As of December 31, 2017 and 2016, we did not have any assets or liabilities measured at fair value presented on our balance sheets.

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at December 31, 2017 and 2016, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments. Further, based on the borrowing rates currently available for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.

At December 31, 2017 and 2016, the aggregate fair value and the carrying value of the Company’s long-term debt were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Debt	$13,427	$13,624	$17,611	$17,637

Carrying value is net of debt discount of $0.4 million and $1.2 million as of December 31, 2017 and 2016, respectively.

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

5.	Asset Purchase Agreement with Azaya Therapeutics

On February 15, 2017 (the “Closing Date”), we completed the acquisition from Azaya Therapeutics, Inc. (“Azaya”) of certain tangible assets which consisted of a research lab, equipment and leasehold improvements and the assumption of certain of liabilities of Azaya, pursuant to an Asset Purchase Agreement (the “Agreement”). The book value of the tangible assets acquired was approximately $3.0 million at the acquisition date. The assets acquired are located in a facility rented in San Antonio, TX, by Cytori. In addition, pursuant to the Agreement, we acquired intangible assets comprised of two drug candidates in process research and development (IPR&D) stage (i) ATI-0918, a generic bioequivalent formulation of Doxil®/Caelix®, a chemotherapy drug that is a liposomal formulation of doxorubicin; and (ii) ATI-1123, a chemotherapy drug that is a liposomal formulation of docetaxel.

At the closing of the acquisition, we (i) issued 1,173,241 of shares of our common stock in Azaya’s name, (A) 879,931 of which were delivered to Azaya promptly after the Closing, and (B) 293,310 of which were deposited into a 15-month escrow pursuant to a standard escrow agreement; and (ii) assumed the obligation to pay approximately $1.8 million of Azaya’s existing payables, all of which were paid prior December 31, 2017.  At the Closing Date, Azaya had no employees and therefore no Azaya employees were transitioned to us.

In addition, as of the Closing Date, the Company committed to certain contingent consideration to: (i) pay Azaya fixed commercialization milestone payments based upon achievement of certain net sales milestones for ATI-0918; (ii) make certain earn-out payments to Azaya equal to a mid-single-digit percentage of net sales of ATI-0918; and (iii) make certain earn-out payments to Azaya equal to a low single-digit percentage of net sales of any product (ATI-0918 is the “Generic Product” and ATI-1123 is the “Patented Product”), including ATI-1123, that practices a claim in the related patent assigned by Azaya to the Company (the “ATI-1123 Patent”).  Our aggregate earn-out payment obligations to Azaya from global net sales of both ATI-0918 and any Patented Product will not exceed $100.0 million (the “Earn-Out Cap”).

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

6.	Composition of Certain Financial Statement Captions

Inventories, net

As of December 31, 2017 and 2016, inventories, net, were comprised of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$681	$885
Work in process	722	1,021
Finished goods	1,780	1,819
	$3,183	$3,725

Other Current Assets

As of December 31, 2017 and 2016, other current assets were comprised of the following (in thousands):

	December 31,
	2017	2016
Prepaid supplies or services, current	$544	$734
Prepaid insurance	556	83
Prepaid consumption tax in Japan	99	2
Other receivables	112	51
	$1,311	$870

Property and Equipment, net

As of December 31, 2017 and 2016, property and equipment, net, were comprised of the following (in thousands):

	December 31,
	2017	2016
Manufacturing and development equipment	$4,507	$4,256
Office and computer equipment	1,805	1,953
Leasehold improvements	5,087	3,399
	11,399	9,608
Less accumulated depreciation	(8,347)	(8,451)
	$3,052	$1,157

Depreciation expense totaled $0.9 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively.

Other Assets

As of December 31, 2017 and 2016, other assets were comprised of the following (in thousands):

	December 31,
	2017	2016
Prepaid supplies, long-term	$2,181	$1,838
Deposits	389	498
	$2,570	$2,336

Accounts Payable and Accrued Expenses

As of December 31, 2017 and 2016, accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2017	2016
Accrued expenses	$1,599	$1,752
Accounts payable	1,297	1,332
Accrued payroll and bonus	810	989
Accrued legal fees	509	614
Accrued vacation	64	502
Accrued R&D studies	286	347
Other current liabilities	225	336
	$4,790	$5,872

7.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress.  As of December 31, 2017, we have clinical research study obligations of $0.6 million, all of which are expected to be complete within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We lease facilities for our headquarters office location as well as international office locations. As of December 31, 2017, we have contractual lease obligations to make payments on leases of office and manufacturing space as follows:

Years Ending December 31,	Obligation
2018	$589
2019	565
2020	541
2021	541
2022	138
Total	$2,374

Rent expense, which includes common area maintenance, for the years ended December 31, 2017 and 2016 was $2.2 million and $2.5 million, respectively.

On February 27, 2017, we entered into a Lease Agreement of office space for our corporate headquarters in San Diego, California (the “Lease”). The initial term of the Lease is 63 months and may be extended upon mutual agreement. The commencement date was originally expected to take place in November 2017 and subsequently amended to January 1, 2018. In connection with our restructuring announced in September 2017, we began negotiations with the landlord and in February 2018, announced a buy-out of our obligations with the Lease of approximately $0.6 million.

On January 27, 2017, we entered into a Lease Agreement of office space for our office in Tokyo, Japan (the “Japan Lease”). The initial term of the Japan Lease is 61 months, and may be extended upon mutual agreement.  The Lease commenced on April 15, 2017.

We are party to an agreement with Roche Diagnostics Corporation, our sole supplier of reagents, which requires us to make certain product purchase minimums until 2020. Pursuant to the agreement, as of December 31, 2017, we have a minimum purchase obligation as follows:

Years Ending December 31,	Obligation
2018	$1,074
2019	1,473
2020	1,473
Total	$4,020

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

On May 29, 2015, we entered into the Loan and Security Agreement, (the “Loan and Security Agreement”), with Oxford, pursuant to which Oxford funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, we were previously required to make interest only payments through June 1, 2016 and thereafter we were required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2019, the maturity date. On February 23, 2016, we received an acknowledgement and agreement from Oxford related to the positive data on our U.S. ACT-OA clinical trial. As a result, pursuant to the Loan and Security Agreement, the period for which we are required to make interest-only payments was extended from July 1, 2016 to January 1, 2017. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, we are required to make a final payment in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to Oxford warrants to purchase an aggregate of 94,441 shares of our common stock at an exercise price of $10.35 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

On September 20, 2017, we entered into an amendment to the Term Loan, pursuant to which, among other things, Oxford and the Lenders agreed to reduce the minimum liquidity covenant level originally at $5 million to $1.5 million. The amendment also extended the interest-only period under the Loan Agreement through August 1, 2018, as the Company successfully closed on a financing and received unrestricted net cash proceeds in excess of $5 million before December 29, 2017.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving certain liquidity level when the total principal outstanding under the Loan Agreement is less than $3 million. As of December 31, 2017, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

The Term Loan Agreement contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by us or a declaration of material adverse change by our lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could materially harm our financial condition. As of December 31, 2017, we were in compliance with all covenants under the Term Loan and have not received any notification or indication from the Lenders to invoke the material adverse change clause. However, due to our current cash flow position and the substantial doubt about our ability to continue as a going concern, the entire principal amount of the Term Loan has been reclassified to short-term. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

Additional details relating to the outstanding Term Loan as of December 31, 2017 and 2016 are presented in the following table (in thousands):

Year ended December 31, 2017
Origination Date	Original Loan Amount	Interest Rate**	Current Monthly Payment***	Original Term	Remaining Principal (Face Value)
May 2015	$17,700	8.95%	$100	48 Months	$12,980

Year ended December 31, 2016
Origination Date	Original Loan Amount	Interest Rate**	Current Monthly Payment*	Original Term	Remaining Principal (Face Value)
May 2015	$17,700	8.95%	$136	48 Months	$17,700

*Monthly payment as of December 2016, which reflects interest only

**3 month LIBOR rate with a floor of 1% plus 7.95%

***Monthly payment as of December 2017, which reflects interest only

As of December 31, 2017, the future contractual principal and final fee payments on all of our debt and capital lease obligations are as follows (as thousands):

Years Ending December 31,
2018	$5,192
2019	8,877
Total	$14,069

Reconciliation of Face Value to Book Value as of December 31, 2017
Total debt and lease obligations, including final payment fee (Face Value)	$14,069
Less: Debt discount	(445)
Total obligation	$13,624

Our interest expense for the years ended December 31, 2017 and 2016 was $2.0 million and $2.6 million, respectively.  Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.7 million and $1.0 million, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

9.	Income Taxes

Due to our net losses for the years ended December 31, 2017 and 2016, and since we have recorded a full valuation allowance against deferred tax assets, there was no provision or benefit for income taxes recorded.

The components of income/(loss) before income tax provision (benefit) as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
U.S.	$(21,915)	$(20,387)
Foreign	(771)	(1,659)
	$(22,686)	$(22,046)

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rate of 34% for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Income tax expense (benefit) at federal statutory rate	(34.0)%	(34.0)%
Income tax expense (benefit) at state statutory rate	(3.9)%	(3.4)%
Change in valuation allowance	(172.4)%	16.8%
Change in state rate	(0.8)%	(0.1)%
Permanent interest adjustments	0.2%	0.2%
Stock compensation	3.0%	12.7%
Research credit	(1.1)%	(1.4)%
Foreign rate differential	202.1%	0.8%
NOLs expiring and adjustments to NOL	7.0%	6.0%
Other, net	(0.2)%	2.5%
	(0.0)%	0.0%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Allowances and reserves	$140	$573
Accrued expenses	154	701
Stock based compensation	1,065	1,947
Net operating loss carryforwards	87,426	125,182
Income tax credit carryforwards	8,587	7,764
Property and equipment, principally due to differences in depreciation	514	675
Other, net	45	48
	97,931	136,890
Valuation allowance	(97,089)	(134,873)
Total deferred tax assets, net of allowance	842	2,017
Deferred tax liabilities:
Intangibles assets	(842)	(2,017)
Total deferred tax liability	(842)	(2,017)
Net deferred tax assets (liability)	$—	$—

We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of such assets. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. We have recorded a full valuation allowance of $97.1 million as of December 31, 2017 as we do not believe it is more likely than not our net deferred tax assets will be realized. We decreased our valuation allowance by approximately $37.8 million during the year ended December 31, 2017.

At December 31, 2017, we had federal, and state tax loss carry forwards of approximately $365.9 million, and $147.4 million.  The federal and state net operating loss carry forwards begin to expire in 2019 and 2028, respectively, if unused.  At December 31, 2017, we had federal and state tax credit carry forwards of approximately $5.1 million and $4.5 million, respectively, after reduction for uncertain tax positions.  The Company has not performed a formal research and development credit study with respect to these credits.  The federal credits will begin to expire in 2018, if unused, and the state credits carry forward indefinitely.

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

In December 2017, the Tax Cuts and Jobs Act (the "2017 Act) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed in service after September 27, 2017, as well as, prospective changes beginning in 2018, including additional limitations on executive compensation, limitations on the deductibility of interest and capitalization of research and development expenditures. While the 2017 Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provision, the global intangible low-taxed income ("GILTI") provisions and the base-erosion and anti-abuse tax ("BEAT") provisions.

Reduction of the U.S. Corporate Income Tax Rate: The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company's deferred tax assets and liabilities were premeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $45.8 million increase in tax expense for the year ended December 31, 2017 and a corresponding $(45.8) million decrease in net deferred tax assets as of December 31, 2017. The impact was fully offset by a valuation allowance.

The Act will no longer allow deductions for compensation in excess of $1 million for certain employees, even if paid as commissions or performance based compensation. It also subjects the principal executive officer, principal financial officer and three other highest paid officers to the limitation and once the individual becomes a covered person, the individual will remain a covered person for all future years. The tax effects of these provisions require further analysis which is expected to be completed in the second half of 2018.

The 2017 Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits ("E&P") through the year ended December 31, 2017. The Company's foreign subsidiary had an estimated accumulated deficit as of December 31, 2017. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts related to the mandatory deemed repatriation in its consolidated financial statements.

The GILTI provisions require the Company to include in its US income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. While the Company may elect to account for GILTI tax in the period in which it is incurred, or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal, the Company has not yet completed a detailed analysis of the GILTI and has not made a policy election as of December 31, 2017.

The BEAT provisions in the 2017 Act eliminates the deduction of certain base-erosion payments made to foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and does not anticipate any tax impacts of BEAT with the filing of its consolidated financial statements for 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. The Company has recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the 2017 Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50%

likely of being realized upon ultimate settlement. The Company has not recognized any liability for uncertain tax positions as of December 31, 2017 and 2016.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Unrecognized Tax Benefits – Beginning	$2,062	$1,987
Gross increases – tax positions in prior period	—	1
Gross decreases – tax positions in prior period	—	(13)
Gross increase – current-period tax positions	95	87
Unrecognized Tax Benefits – Ending	$2,157	$2,062

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

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses as of December 31, 2017.

The Company’s material tax jurisdictions are United States and California. To its knowledge, the Company is currently not under examination by the Internal Revenue Service or any other taxing authority.

The Company’s tax years for 1998 (federal) and 1997 (CA) and forward can be subject to examination by the United States and California tax authorities due to the carry forward of net operating losses and research development credits.

10.	Employee Benefit Plan

We implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. We may make discretionary annual contributions to the Plan, which is allocated to the profit sharing accounts based on the number of years of employee service and compensation. At the sole discretion of the Board of Directors, we may also match the participants’ contributions to the Plan. We made no discretionary or matching contributions to the Plan in 2017 or 2016.

11.	Stockholders’ Equity

Preferred Stock

The Company has authorized 5 million shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.  There were 13,500 shares of Series A 3.6% Convertible Preferred Stock that had been issued at December 31, 2017 and 2016, none of which were outstanding as of either date. All outstanding shares of the Series A 3.6% Convertible Preferred Stock were converted into common stock by the first quarter of 2015 at the option of the holders.

On November 27, 2017, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.001 per share, designated as the “Series B Convertible Preferred Stock”. The number of shares initially constituting the Series B Convertible Preferred Stock was set at 10,000 shares. Pursuant to a registration statement on Form S-1, originally filed on August 14, 2017, as amended, and declared effective by the U.S. Securities and Exchange Commission (“SEC”) on November 2, 2017, and related prospectus (as supplemented), the Company registered and distributed to holders of its common stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 10,000 units consisting of 10,000 shares of Series B Convertible Preferred Stock and 18 million warrants, with each warrant exercisable for one common stock at an exercise price of $0.3333 per share for 30 months from the date of issuance at any time after the date the stockholder approval to increase our authorized common stock share count.  Pursuant to the 2017 Rights Offering, which closed on November 28, 2017, the Company sold an aggregate of 10,000 units, resulting in total net proceeds to the Company of approximately $8.8 million.  The Company applied to list the warrants on Nasdaq under the symbol “CYTXS” to meet the minimum listing criteria to be accepted for listing on Nasdaq subsequent to attainment of stockholder approval.  Based on the relevant authoritative accounting guidance, the warrants were equity classified at the issuance date. The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $0.833 per share for 10 consecutive trading days.

The fair value of the common stock into which the Series B Convertible Preferred Stock was convertible on the date of issuance exceeded the proceeds allocated to the preferred stock, resulting in the beneficial conversion feature that we recognized as a dividend to the preferred stockholders and, accordingly, an adjustment to net loss to arrive at net loss allocable to common stockholders.  We recorded a deemed dividend within additional paid-in capital of $4.0 million for the year ended December 31, 2017, related to a beneficial conversion feature included in the issuance of our Series B Convertible Preferred Stock.  Approximately 75% of the of the outstanding shares of the Series B Convertible Preferred Stock were converted into common stock by December 31, 2017 at the option of the holders.

Common Stock

Pursuant to a registration statement on Form S-1, originally filed on April 6, 2016, as amended, and declared effective by the U.S. Securities and Exchange Commission (“SEC”) on May 26, 2016, and related prospectus (as supplemented), the Company registered and distributed to its participating stockholders of record as of the announced May 20, 2016 record date, one non-transferable subscription right for each share of common stock held by each stockholder as of the record date (“2016 Rights Offering”). Each right entitled the holder thereof to purchase one unit at the subscription price of $2.55 per unit, composed of one share of common stock and 0.5 of a warrant, with each whole warrant exercisable to purchase one share of common stock at an exercise price of $3.06 per share for 30 months from the date of issuance.  Pursuant to the 2016 Rights Offering, which closed on June 15, 2016, the Company sold an aggregate of 6,704,852 units, resulting in total net proceeds to the Company of $15.3 million.  The warrants issued pursuant to the 2016 Rights Offering are currently listed on Nasdaq under the symbol “CYTXW.”  Based on the relevant authoritative accounting guidance, the warrants were equity classified at the issuance date. The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $7.65 per share for 10 consecutive trading days.

On December 22, 2016, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million in amounts of shares, of the Company’s common stock, over the 30-month period following March 30, 207. The Company may direct Lincoln Park, at the Company’s sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. The Company’s sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day our closing price is less than the floor price of $0.50 per share as set forth in the Purchase Agreement. On December 22, 2016, the Company issued to Lincoln Park 127,419 shares of common stock with a market value on the date of issuance of approximately $0.2 million as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. The Company will issue up to an additional 382,258 shares of common stock on a pro rata basis to Lincoln Park only as and when shares are sold under the Lincoln Park Purchase Agreement to Lincoln Park. Through December 31, 2017, the Company has sold a total of 1.9 million shares under the Lincoln Park Purchase Agreement, for proceeds of approximately $1.7 million.

12.	Stock-based Compensation

In August 2014, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock in the form of options (incentive or non-qualified), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards other stock-based awards, and deferred compensation awards.  The 2014 Plan initially provides for issuance of 265,000 shares of our common stock.  In August 2015, the Company amended the 2014 Plan to add 301,800 shares to its share pool. In addition, the amendment increased the number of “incentive stock options” which may be issued under the 2014 Plan by an identical amount. In May 2016, the Company amended the 2014 Plan to add 333,333 shares to its share pool. In May 2017, the Company amended the 2014 Plan to add 2,000,000 shares to its share pool.

On December 29, 2015, we adopted the 2015 New Employee Incentive Plan (the “2015 Plan”). Awards under the 2015 Plan may only be made to an employee who has not previously been an employee or member of the Board of any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The 2015 Plan provides for issuance of 66,666 shares. In January 2017, the Company amended the 2015 Plan to add 250,000 shares to its share pool.

As of December 31, 2017, there are 304,166 shares and 2,060,504 shares of common stock remaining and available for future issuances under the 2015 and 2014 Plans, respectively, which are exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

Stock Options

Generally, options issued under the 2014 Plan, are subject to four-year vesting, and have a contractual term of 10 years.  Most options contain one of the following two vesting provisions:

•	12/48 of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or
•	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the year ended December 31, 2017 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2017	636,112	$24.39
Granted	710,600	$1.47
Expired	(19,450)	$82.46
Cancelled/forfeited	(316,944)	$9.06
Balance as of December 31, 2017	1,010,318	$11.96

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2017	1,010,318	$11.96	7.95	$—
Vested and expected to vest at December 31, 2017	893,185	$13.35	7.80	$—
Exercisable at December 31, 2017	401,599	$26.89	6.45	$—

There were no stock options exercised in 2017 or 2016.

The fair value of each option awarded during the year ended December 31, 2017 and 2016 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	Years ended December 31,
	2017	2016
Expected term	6.6 years	6.0 years
Risk-free interest rate	2.20%	1.75%
Volatility	78.84%	77.56%
Dividends	—	—
Resulting weighted average grant date fair value	$1.05	$1.84

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

The following summarizes the total compensation cost recognized for the stock options and restricted stock awards in the accompanying financial statements (in thousands):

	Years ended December 31,
	2017	2016
Total compensation cost for share-based payment arrangements recognized in the statement of operations	$753	$1,080

As of December 31, 2017, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.6 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.5 years.

To settle stock options and restricted stock awards, we will issue new shares of our common stock.  At December 31, 2017, we have an aggregate of 6,208,390 shares authorized and available to satisfy option exercises under our plans.

13.	Quarterly Information (unaudited)

The following unaudited quarterly financial information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented (in thousands):

	For the three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Product revenues	$591	$969	$467	$662
Gross profit	(125)	262	(20)	29
Development revenues	1,018	531	1,306	867
Operating expenses	(6,336)	(6,374)	(5,629)	(4,526)
In process research and development acquired from Azaya	(1,686)	—	—	—
Other expense, net	(415)	(468)	(464)	(656)
Net income (loss)	$(7,544)	$(6,049)	$(4,807)	$(4,286)
Beneficial conversion feature for convertible preferred stock	—	—	—	(3,977)
Net income (loss) allocable to common stock holders	(7,544)	(6,049)	(4,807)	(8,263)
Basic and diluted net loss per share	$(0.33)	$(0.19)	$(0.14)	$(0.20)

	For the three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Product revenues	$1,333	$1,126	$731	$1,466
Gross profit	766	541	113	521
Development revenues	1,585	1,699	1,879	1,561
Operating expenses	(7,448)	(8,464)	(6,789)	(5,670)
Other expense, net	(242)	(181)	(587)	(1,330)
Net income (loss)	$(5,339)	$(6,405)	$(5,384)	$(4,918)
Beneficial conversion feature for convertible preferred stock	—	—	—	—
Net income (loss) allocable to common stock holders	(5,339)	(6,405)	(5,384)	(4,918)
Basic and diluted net loss per share	$(0.41)	$(0.43)	$(0.26)	$(0.24)

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017 based on the COSO criteria.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth biographical information regarding our directors as of February 28, 2018

Directors and Business Experience

Name	Age	Position
Richard J. Hawkins	69	Chairman of the Board
Marc H. Hedrick, MD	55	President and Chief Executive Officer and Director
Gregg A. Lapointe	59	Director
Gary A. Lyons	66	Director
Ronald A. Martell	56	Director

Richard J. Hawkins has served on our Board since December 2007.  In 1982, Mr. Hawkins founded Pharmaco, a clinical research organization, or CRO, that merged with the predecessor of PPD-Pharmaco in 1991 and is one of the largest CROs in the world today.  In 1992, Mr. Hawkins co-founded Sensus Drug Development Corporation, or SDDC, a privately-held company focused on the treatment of drugs to treat endocrine disorders, which developed and received regulatory approval for SOMAVERT®, a growth hormone antagonist approved for the treatment of acromegaly, which is now marketed by Pfizer, Inc., and he served as Chairman of SDDC until 2000.  In 1994, Mr. Hawkins co-founded Corning Biopro, a contract protein manufacturing firm, where he served on the Board until Corning BioPro’s sale to Akzo-Nobel, N.V., a publicly-held producer of paints, coatings and specialty chemicals, in 2000.  In September 2003 Mr. Hawkins founded LabNow, Inc., a privately held company that develops lab-on-a-chip sensor technology, where he served as the Chairman and CEO until October 2009.  Mr. Hawkins has served on the Board of SciClone Pharmaceuticals, Inc., a publicly-held specialty pharmaceutical company, from October 2004 through December 2017.  In February 2011, Mr. Hawkins became CEO, and is currently CEO, of Lumos Pharma, Inc., a privately-held pharmaceutical company. He served on the Presidential Advisory Committee for the Center for Nano and Molecular Science and Technology at the University of Texas in Austin, and was inducted into the Hall of Honor for the College of Natural Sciences at the University of Texas.  Mr. Hawkins is a member of the National Ernst & Young Entrepreneur of the Year Hall of Fame. Mr. Hawkins graduated cum laude with a B.S. in Biology from Ohio University, where he later received Ohio University Konneker Medal, the highest award given to a faculty member or former student for entrepreneurial excellence.  Mr. Hawkins’s qualifications to sit on our Board include his executive experience working with life sciences companies, his extensive experience in pharmaceutical research and development, his knowledge, understanding and experience in the regulatory development and approval process and his service on other public company boards and committees. On January 25, 2018, Mr. Hawkins was appointed to serve as Chairman of our Board of Directors and succeed Mr. David Rickey.

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

Gregg A. Lapointe has served on our Board since March 2017.  Mr. Lapointe is currently the Chief Executive Officer of Cerium Pharmaceuticals, Inc., a privately-held specialty pharmaceutical company. From April 2008 to March 2012, Mr. Lapointe served as Chief Executive Officer of Sigma-Tau Pharmaceuticals, Inc., a pharmaceutical company focused on rare disorders and the U.S. wholly-owned subsidiary of Sigma-Tau Finanziaria S.pA. He served as Chief Operating Officer of Sigma-Tau Pharmaceuticals, Inc. from November 2003 to March 2008. Mr. Lapointe also serves on the boards of Soligenix, Inc., a publicly-held biopharmaceutical company (since March 2009), Rigel Pharmaceuticals, Inc., a publicly-held biopharmaceutical company (since November 2017) and S1Biopharma, Inc. a privately held biopharmaceutical company.  Mr. Lapointe previously served as a director of SciClone Pharmaceuticals, Inc., from March 2009 through October 2016, Raptor Pharmaceuticals Corp. from December 2014 until its acquisition by Horizon Pharma plc in October 2016.  Mr. Lapointe is a Certified Public Accountant in the United States. He holds a Bachelor of Commerce degree from Concordia University of Montreal, a Graduate Diploma in Public Accountancy from McGill University of Montreal and an M.B.A. from Duke University.  Mr. Lapointe’s qualifications to sit on our Board include his substantial experience in finance, management and specialty drug commercialization, including operational experience as the CEO of a pharmaceutical development and sales organization.

Gary A. Lyons has served on our Board since October 2013. Mr. Lyons has served on the Board of Neurocrine Biosciences, Inc., or Neurocrine, since 1993 and served as the President and Chief Executive Officer of Neurocrine from 1993 through January 2008. Prior to joining Neurocrine, Mr. Lyons held a number of senior management positions at Genentech, Inc., including Vice President of Business Development and Vice President of Sales. Mr. Lyons has served on the Boards of Rigel Pharmaceuticals, Inc., a publicly-held biotechnology company, since October 2005 (and as Chairman since November 2014); Vical Incorporated, a publicly-held biopharmaceutical company, since 1997; Retrophin, Inc., a publicly-held biopharmaceutical company, since 2014 (and as Chairman since May 2016) and Novus Therapeutics, Inc., a publicly-held biopharmaceutical company, since Mary 2017.  Mr. Lyons was previously a director of PDL BioPharma, Inc., Poniard Pharmaceuticals, Inc., Neurogesx, KaloBios Pharmaceuticals, Inc. and Facet Biotech Corporation. Mr. Lyons holds a B.S. in Marine Biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.  Mr. Lyons’ qualifications to sit on our Board include his executive experience working with life sciences companies, his extensive experience in pharmaceutical business development, his knowledge, understanding and experience in the regulatory development and approval process and his service on other public company boards and committees.

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

Executive Officers and Business Experience

The following table sets forth biographical information regarding our executive officers as of February 28, 2018.

Name	Age	Position(s)
Marc H. Hedrick, M.D.(1)	55	President, Chief Executive Officer and Director
Tiago Girão	38	Vice President, Finance & Chief Financial Officer
John Harris	49	Vice President and General Manager of Cell Therapy
(1)	See “Directors and Business Experience” above for biographical information regarding Dr. Hedrick.

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

John D. Harris has served as our Vice President and General Manager of Cell Therapy since he joined us in October 2015. Mr. Harris has over 20 years’ experience in medical device and biotechnology, most recently serving as the Vice President and General Manager of Becton Dickinson’s operations in Japan. Prior to Becton Dickinson, Mr. Harris held business development, product development, and marketing and sales leadership roles with Tyco Electronics (now TE Connectivity Corp.), Delphi Automotive, Sorenson Medical, Kimberly-Clark Healthcare and Ballard Medical Products. Mr. Harris is a member of the Board of Governors of the American Chamber of Commerce in Japan (ACCJ) and a member of the Executive Committee of the American Medical Device & Diagnostics Association, where he chairs the Regenerative Medicine Working Group. Mr. Harris holds Master of Business Administration and Bachelor of Arts degrees from the University of Utah. On February 5, 2018, Mr. Harris tendered his resignation from Cytori effective May 1, 2018.

CORPORATE GOVERNANCE

During 2017

•	the Board held twenty meetings and took action via unanimous written consent three times;
•	the Audit Committee met four times and did not take any actions via unanimous written consent;
•	the Compensation Committee met two times and took action via unanimous written consent five times;
•	the Governance and Nominating Committee met three times and took action via unanimous written consent one time;
•	the Executive Committee met one time did not take action via unanimous written consent; and
•	the sub-committee of the Executive Committee, comprised of our Chairman and our CEO, took action via unanimous written consent one time.

Each member of the Board attended seventy-five percent (75%) or more of the aggregate of (i) the total number of Board meetings held during the period of such member’s service and (ii) the total number of meetings of committees of the Board on which such member served, during the period of such member’s service.

All Board members are encouraged to attend our annual meetings of stockholders in person. However, in 2017, our stockholder meeting date did not coincide with our regularly scheduled quarterly Board meeting.  Mr. Rickey, our Chairman at the time of our 2017 Annual Meeting of Stockholders, and Dr. Hedrick attended our 2017 Annual Meeting of Stockholders.

Board Independence

The Board has determined that Messrs. Hawkins, Lapointe, Lyons and Martell are “independent” under the rules of the NASDAQ Stock Market.  The Board had previously determined that Mr. Rickey and Dr. Naughton were also “independent” under the rules of the NASDAQ Stock Market when they served on the Board. Under applicable SEC and the NASDAQ rules, the existence of certain “related person” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. The Board is not able to consider Dr. Hedrick, our President and Chief Executive Officer, independent, as a result of his employment with us during his tenure as one of our directors.

Board of Directors Leadership Structure

Our bylaws and governance principles provide the Board with the flexibility to combine or separate the positions of Chairman and Chief Executive Officer. Historically, these positions have been separate. Our Board believes that the separation of these positions strengthens the independence of our Board and allows us to have a Chairman focused on the leadership of the Board while allowing our Chief Executive Officer to focus more of his time and energy on managing our operations. The Board currently believes this structure works well to meet the leadership needs of the Board and of the Company. Dr. Hedrick, our President and Chief Executive Officer, has comprehensive industry expertise and is able to devote substantial time to the Company, and Mr. Hawkins, our Chairman, is able to devote focus on longer term and strategic matters, and to provide related leadership to the Board. As a result, we do not currently intend to combine these positions; however a change in this leadership structure could be made if the Board determined it was in the best long-term interests of stockholders based upon a departure of either our Chief Executive Officer or Chairman. For example, if the two roles were to be combined, we believe that the independence of the majority of our directors, and the three fully independent Board committees, would provide effective oversight of our management and the Company.

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

Board Committees

The Board has standing Audit, Compensation, and Governance and Nominating Committees.  All members of the Compensation Committee, Audit Committee, and Governance and Nominating Committee are independent directors.

Compensation Committee

The Compensation Committee currently consists of Mr. Lyons (Chairman) and Mr. Lapointe.   In January 2018, Mr. Rickey and Dr. Naughton, former directors, stepped down of our Compensation Committee, and Mr. Lapointe joined the Compensation Committee to fill the vacancy created by Mr. Rickey’s and Dr. Naughton’s departure.  Each of the members of our Compensation Committee is independent as defined by NASDAQ and a “Non-Employee Director” as defined by rule 16b-3(b)(3)(i) of the Securities Exchange Act of 1934, as amended.  The Committee Chairman is responsible for setting the Committee’s calendar and meeting agenda.

The Compensation Committee is responsible for developing and implementing compensation programs for our executive officers and other employees, subject only to the discretion of the full Board. More specifically, our Compensation Committee establishes base salary rates for each of the Company’s officers, and administers our equity compensation plans. The Compensation Committee establishes the compensation and benefits for our Chief Executive Officer and other executive officers, and also reviews the relationship between our performance and our compensation policies as well as assessing any risks associated with our compensation policies. In addition, the Compensation Committee reviews, and advises the Board on director compensation matters and on, regional and industry-wide compensation practices and trends in order to assess the adequacy of our executive compensation programs. The charter of the Compensation Committee has been established and approved by the Board, and a copy of the charter has been posted on our website at www.cytori.com under Investor Relations – Corporate Governance.

Our CEO attends some of the meetings of the Compensation Committee upon invitation, but does not participate in the executive sessions of the Compensation Committee.

Audit Committee

Our Audit Committee currently consists of Mr. Lapointe (Chairman), Mr. Martell and Mr. Lyons.  At the outset of 2017, Mr. Hawran and Mr. Hawkins were the members of our Audit Committee.  Upon Mr. Hawran’s departure in May 2017, Mr. Lapointe joined the Audit Committee as Chairman. Further, upon the appointment of Mr. Hawkins as Chairman of our Board of Directors in January 2018, Mr. Hawkins stepped down from the Audit Committee and Mr. Martel joined the Audit Committee to fill the vacancy created. The Audit Committee is comprised solely of independent directors, as defined by NASDAQ.  The Board has determined that Mr. Lapointe is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.  The charter of the Audit Committee has been established and approved by the Board, and a copy of the charter has been posted on our website at www.cytori.com under Investor Relations – Corporate Governance.

The Audit Committee selects our auditors, reviews the scope of the annual audit, approves the audit fees and non-audit fees to be paid to our auditors, and reviews our financial accounting controls with the staff and the auditors.  The Audit Committee is also charged with review and oversight of management’s enterprise risk management assessment.

Governance and Nominating Committee

Our Governance and Nominating Committee currently consists of Mr. Martell (Chairman) and Mr. Lyons.  Mr. Martell replaced Mr. Hawkins as Chairman of Governance and Nominating Committee in January 2018. Mr. Lyons joined the Governance and Nominating Committee to fill the vacancy created by Dr. Naughton’s departure.  The Governance and Nominating Committee is comprised solely of independent directors, as defined by NASDAQ.  The Governance and Nominating Committee interviews, evaluates, nominates and recommends individuals for membership on the Board, evaluates the effectiveness of the Board and its serving members, and recommends the structure, responsibility and composition of the committees of the Board.  The Committee is also responsible for recommending guidelines and policies for corporate governance for adoption by the Board.  The charter of the Governance and Nominating Committee has been established and approved by the Board, and a copy of the charter has been posted on our website at www.cytori.com under Investor Relations – Corporate Governance.

Executive Committee

During 2017, the Executive Committee was comprised of our Chief Executive Officer, Chairman of the Board, and Chairpersons of each committee of the Board.  During 2017, the Executive Committee consisted of Dr. Hedrick, Mr. Rickey, Mr. Hawkins, Mr. Lapointe, and Mr. Lyons.

The Executive Committee’s responsibilities, when such responsibilities are not discharged by our full Board, included evaluating and approving the material terms of any financing transactions or business transactions as well as authorizing and approving the issuance of stock and/or other equity securities. The Executive Committee also was able to act on behalf of the full Board in urgent or exigent circumstances wherein it would have been very difficult or impossible to assemble the full Board between regularly scheduled meetings.  In 2017, our Executive Committee acted as a special pricing committee of the Board with respect to our confidentially marketed public offering financing, consummated in April 2017.  The Sub-Committee of the Executive Committee, consisted of our Chairman of the Board and our Chief Executive Officer, had the authority to approve corporate expenditures presented by our management in excess of $250,000 up to a maximum of $1,000,000 for a single corporate transaction.

Effective January 25, 2018, upon Mr.Rickey’s and Dr. Naughton’s resignations from the Board, the Board of Directors decided to suspend the activities of the Executive Committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons or entities who own more than ten percent of our common stock, to file with the SEC reports of beneficial ownership and changes in beneficial ownership of our common stock.  Those directors, officers, and stockholders are required by regulations to furnish us with copies of all forms they file under Section 16(a).  Based solely upon a review of the copies of such reports furnished to us and written representations from such directors, officers, and stockholders, we believe that all such reports required to be filed during 2017 were filed on a timely basis, except for the report filed by Mr. Lyons in February 2018, related to an acquisition of securities from November 2017.

Item 11. Executive Compensation

Our named executive officers for fiscal year 2017 are:

•	Marc H. Hedrick, M.D., our President and Chief Executive Officer;
•	Tiago Girao, our Chief Financial Officer; and
•	John Harris, our Vice President and General Manager of Cell Therapy.

These individuals are collectively referred to in this discussion as the “named executive officers,” or “NEOs.” Investors are encouraged to read this discussion in conjunction with the compensation tables and related notes, which include more detailed information about the compensation of our NEOs for 2017 and 2016.

2017 Summary Compensation Table

The following table sets forth information concerning compensation earned during 2016 and 2017 for services rendered to us by our NEOs.

(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary		Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Comp. (3)	All Other Comp- ensation		Total
Marc H. Hedrick, M.D.,	2017	$500,000		—	$116,182	$140,250	89,607	(4)	$846,039
President and Chief Executive Officer	2016	$450,000		—	$156,273	$146,250	—		$752,523
Tiago M. Girao,	2017	$307,500		—	$48,205	$72,615	46,360	(4)	$474,680
VP of Finance, Chief Financial Officer and Chief Accounting Officer	2016	$265,000		—	$65,535	$79,560	—		$410,095
John Harris,	2017	$358,750		—	$48,205	$64,890	$93,957	(4)	$565,802
VP and General Manager of Cell Therapy(5)	2016	$361,830	(6)	—	$65,535	$64,365	$125,249	(1)	$616,979

(1)

Per the terms of his employment offer letter with us, in 2016, Mr. Harris was eligible to receive a housing allowance while on assignment in Japan up to a maximum of 13,900,000 Japanese Yen per year, including direct payment by us of Mr. Harris’ local rent (not to exceed 1,100,000 Japanese Yen per month) and additional healthcare coverage.  We paid these benefits in Japanese Yen, and we recorded them in 2016 at the average exchange rate of 0.0086 Japanese Yen to U.S. dollar.  During 2016, Mr. Harris’ rent expense was $111,994, and cost of his additional health care coverage was $13,255.

(2)

This column represents the dollar amount of the aggregate grant date fair value of option awards granted in the applicable fiscal year, computed in accordance with FASB ASC Topic 718. For information relating to the assumptions made by us in valuing the option awards made to our NEOs in 2017 and 2016, refer to Note 12 to our audited consolidated financial statements included in this Form 10-K.  These amounts do not reflect the actual economic value that will be realized by our NEOs upon vesting of the stock options, exercise of the stock options, or sale of the common stock underlying the stock options.

(3)

The amounts in column (f) reflect the cash awards under our EMIC Plan, which is discussed in further detail below under the heading in the subsection entitled “Executive Management Incentive Compensation Plan” of the “Narrative Disclosure to Compensation Tables” below.

(4)

For 2017, this column includes life insurance premiums paid by the Company for each of the named executive officers and the payout of accrued paid time off in connection with our restructuring in 2017 in the following amounts:  Dr. Hedrick, $81,482; Mr. Girão, $43,526; and Mr. Harris, $38,128. In addition, during 2017, the Company paid directly to third party vendors $50,260 related to the relocation of Mr. Harris from Tokyo to San Diego.

(5)	During 2016, we paid Mr. Harris in Japanese Yen. His 2016 salary was reported at the average exchange rate over the year, or 0.0086 Japanese Yen to US dollar.
(6)	On February 5, 2018, Mr. Harris tendered his resignation from Cytori effective May 1, 2018.

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

Base Salaries

In connection with determination of executive compensation for fiscal year 2017, the Compensation Committee directed Marsh & McLennan, LLC, its independent compensation consultant, to prepare an updated senior management compensation assessment.  The Compensation Committee reviewed this assessment at its normally scheduled meeting in January 2017.  Based on this assessment and including other data points and information considered by the Compensation Committee in its discretion, the Compensation Committee approved the following NEO base salaries for fiscal year 2017, which base salaries went into effect in March 2017:  Dr. Hedrick: $510,000; Mr. Harris:  $360,500; Mr. Girao: $309,000.  The increases to Dr. Hedrick’s and Mr. Girao’s base salaries were made to move such salaries closer to or within the 50th and 60th percentile range of base salary compensation for similarly situated executive at our peer companies, per our corporate compensation philosophy. Our compensation analysis indicates that Dr. Hedrick’s base salary is substantially closer to, but still below, this stated range, while Mr. Girao’s base salary is now within this stated range. Mr. Harris’ base salary remains above our stated range, but we believe that the Mr. Harris’ actual duties and responsibilities, combined with his experience and skills (including Japanese linguistic and business/cultural fluency) are appropriately reflected in his base salary and other compensation.

Marsh & McLennan did not provide any services to us in 2017 beyond its engagement as an advisor to the Compensation Committee on compensation matters. After review and consultation with Marsh & McLennan, the Compensation Committee has determined that Barney & Barney is independent and there is no conflict of interest resulting from retaining Marsh & McLennan currently or during the year ended December 31, 2017. In reaching these conclusions, the Compensation Committee considered the factors set forth in Exchange Act Rule 10C-1 and NASDAQ listing standards.

None of our NEOs received base salary increases for 2018.

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

For 2017, the general corporate goals approved by the Board (upon recommendation of the Compensation Committee for purposes of executive compensation) were determined by the Compensation Committee to account for 100% of the target cash bonus amount payable under the EMIC plan for our Chief Executive Officer, Dr. Hedrick, and to account for 75% of the overall target bonus amount payable under the EMIC plans for our other NEOs. The Company’s general corporate objectives included clinical, financial and operational objectives, including the pipeline expansion goals; the achievement of certain year-end cash objectives, revenue goals and business development objectives; and various operational objectives.

The following individual objectives for the NEOs other than Dr. Hedrick expanded upon their particular functions in the overall corporate objectives and were to weighted as 25% of their respective overall target bonus amounts.

Mr. Girão’s individual objectives included the achievement of certain investor-related, liquidity, and operating cash management goals.

Mr. Harris’s individual objectives included achievement of certain revenue, product utilization and business development/partnering goals.

Our NEOs’ target bonuses for 2017 as a percentage of base salary were as follows:  Dr. Hedrick, 55% (increased from 50% in 2016); Mr. Girao, 40% (unchanged from 2015); and Mr. Harris, 40% (increased from 30% in 2016).  The Compensation Committee, in its January 2018 meeting, evaluated our achievement in 2017 as compared to overall the corporate and individual objectives for the NEOs in the 2017 EMIC Plan described above. The Committee evaluated the overall results and then evaluated the NEOs’ achievement relative to their own functional objectives and the results are tabulated in the table below:

Officer and Position	Target Bonus as a % of Salary	% of Target Bonus Awarded	Bonus Awarded as a % of Salary	Amount of 2017 Bonus Payable in 2018(1)
Marc H. Hedrick, M.D.	55%	50.0%	27.5%	$140,250
President & CEO
Tiago M. Girao,	40%	58.75%	23.5%	$72,615
Chief Financial Officer
John Harris	40%	45.0%	18%	$64,890
VP & General Manager of Cell Therapy

(1)

The 2017 bonus amounts are payable in 2018 in installments as follows:  25% of such amounts are payable on April 1, 2018, 25% of such amounts are payable on July 1, 2018, 25% of such amounts are payable on October 1, 2018 and the remaining 25% of such amounts are payable on December 31, 2018.

As part of its determination of target executive compensation for fiscal year 2018, the Compensation Committee determined bonus targets for our NEOs based on materials and information, as deemed necessary or appropriate by the Compensation Committee in its discretion.  Upon completion of this review, the Compensation Committee approved target bonuses (as a percentage of base salary) for our NEOs for fiscal year 2018 as follows: Dr. Hedrick: 55%; Mr. Girao: 40%; Mr. Harris: 40%.

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

In March 2017, our NEOs were granted stock options to acquire shares of our common stock at an exercise price equal to the fair market value of our common stock on the Nasdaq Stock Market as of the date of grant, vesting in accordance with our standard four-year vesting schedule. Specifically, Dr. Hedrick, Mr. Girao and Mr. Harris were granted options to purchase 96,350, 31,100 and 31,100 shares of our common stock, respectively.

Personal Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts, 401(k), and an Employee Stock Purchase Program (ESPP). These plans are available to all full-time employees. In keeping with our philosophy to provide total compensation that is competitive within our industry, we offer limited personal benefits and perquisites to executive officers that include supplemental long-term disability insurance. You can find more information on the amounts paid for these perquisites to or on behalf of our NEOs in our 2017 Summary Compensation Table.

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

Outstanding Equity Awards at December 31, 2017

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2017.

	Option Awards
Name	Option Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable(5)	Number of Securities Underlying Unexercised Options (#) Un- Exercisable (2)(5)		Option Exercise Price ($)(5)	Option Expiration Date
Marc H. Hedrick, M.D.,	1/31/2008	4,000	—		$77.10	1/31/2018
President and Chief Executive Officer	1/29/2009	5,000	—		$72.00	1/29/2019
	2/05/2010	7,333	—		$100.65	2/05/2020
	1/27/2011	3,666	—		$83.55	1/27/2021
	1/26/2012	7,666	—		$51.60	1/26/2022
	1/31/2013	12,222	—		$41.10	1/31/2023
	1/31/2013	6,111	—		$75.00	1/31/2023
	4/11/2014	17,815	1,185		$35.00	4/11/2024
	8/21/2014	6,666	—	(3)	$21.00	8/21/2024
	1/30/2015	12,004	3,996		$7.20	1/30/2025
	1/04/2016	28,970	26,643		$2.81	1/04/2026
	3/08/2017	20,073	76,277		$1.55	3/08/2027
Tiago M. Girao,	9/2/2014	8,544(4)	1,456		$20.40	9/2/2024
VP of Finance Chief Financial Officer	1/30/2015	6,008(4)	1,992		$7.20	1/30/2025
	1/04/2016	12,149	11,173		$2.81	1/04/2026
	3/08/2017	6,479	24,621		$1.55	3/08/2027
John Harris, VP and General Manager Cell Therapy	11/11/2015	12,103(4)	10,230		$5.55	11/11/2025
	1/04/2016	12,149(4)	11,173		$2.81	1/04/2026
	3/08/2017	6,479	24,621		$1.55	3/08/2027

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options.
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

(3)	The August 2014 stock option awards vested as to 50% of the shares subject to such awards after one year of service and the additional 50% vested on the second anniversary of the grant.
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

The following table summarizes director compensation awarded to, earned by or paid to our non-employee directors who served on our Board during fiscal year 2017.

(a)	(b)	(c)	(d)	(e)
	Fees Earned or Paid in Cash(2)	Stock Awards	Option Awards(3)(5)	Total
Director Name(1)	($)	($)	($)	($)
David M. Rickey, Chairman(2)	$40,000	—	$39,000	$79,000
Richard J. Hawkins (2)	$32,500	—	$39,000	$71,500
Paul W. Hawran(6)	$30,000	—	$39,000	$69,000
Gary A. Lyons	$33,333	—	$39,000	$72,333
Gail K. Naughton, Ph.D. (2)	$30,000	—	$39,000	$69,000
Gregg Lapointe(4)	$40,000	—	$80,000	$120,000
Ronald A. Martel	$49,167	—	$78,000	$127,167	12

(1)

Dr. Hedrick is not included in this table as he is an employee of ours and receives no extra compensation for his service as a director. The compensation received by Dr. Hedrick in his capacity as an employee is set forth in the 2017 Summary Compensation Table and further described in the “Narrative Disclosures to Summary Compensation Table” above

(2)

On January 25, 2018, as part of the ongoing restructuring of the Company, David M. Rickey and Gail K. Naughton, Ph.D. submitted their resignations as members of our Board of Directors, effective immediately, and the Board of Directors decreased its size from seven to five members.  In addition, Richard J. Hawkins was appointed to serve as Chairman to succeed Mr. Rickey.

(3)

Column (d) represents the grant date fair value of the option awards, computed in accordance with FASB ASC Topic 718, granted to our non-employee directors during 2017. For additional information on the valuation assumptions with respect to the 2017 grants, refer to Note 12 to our audited consolidated financial statements included in this Form 10-K, regarding assumptions underlying valuation of equity awards. These amounts do not reflect the actual economic value that will be realized by our non-employee directors upon vesting of the stock options, exercise of the stock options or sale of the common stock underlying the stock.

(4)	Mr. Lapointe joined our Board in March 2017.
(5)

As of December 31, 2017, our non-employee directors held the following aggregate options: Mr. Rickey: 27,727 options; Richard Hawkins: 36,396 options; Paul Hawran: 37,728 options; Mr. Lyons:  31,654 options; Ronald Martell: 50,000 options; Gregg Lapointe: 50,000 options; and Dr. Naughton: 31,654 options.

(6)	Mr. Hawran resigned from the Board of Directors in May 2017.

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

The Compensation Committee believed that these enhancements to the Director Compensation Program allow us to remain aligned with director compensation practices at our peer companies.

On July 27, 2017, as the Company considered its plans to curtail expenses, the Board of Directors, following the Compensation Committee’s recommendation, decided to suspend the cash compensation under the Director Compensation Program for the remainder of 2017. Further, it decided to provide a one-time $25,000 cash retainer to both Mr. Lapointe and Mr. Martell for their ongoing input and support with the Company’s strategic and tactical activities.

On January 25, 2018, the Board of Directors, following the Compensation Committee’s recommendation, decided to reinstate the Director Compensation Program effective January 1, 2018. Further, considering the ongoing cash constraints of the Company, the Board of Directors decided to amend the cash components of the Director Compensation Program for 2018 as follows:

•	$30,000 annual cash retainer for Board members;
•	$20,000 annual cash retainer for the Chairman of the Board;
•	$12,500 annual cash retainer for the Chairman of the Audit Committee;
•	$7,500 annual cash retainer for the Chairman of our Compensation Committee and Governance and Nominating Committee; and
•	$2,500 annual cash retainer for each non-Chairman committee member.

The equity components of the Director Compensation Program for 2018 remain unchanged from those in effect in 2017 and described above.

The Compensation Committee believes that these enhancements to the Director Compensation Program allow us to remain aligned with director compensation practices at our peer companies while considering the ongoing cash constraints of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Equity Compensation Plan Information” in Part II, Item 5 is incorporated herein by reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding ownership of our Common Stock as of February 28, 2018 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of our Common Stock, (b) each director and nominee for director, (c) our President and Chief Executive Officer, VP of Finance and Chief Financial Officer and each other NEO named in the compensation tables in this Annual Report on Form 10-K and (d) all directors and executive officers as a group.

The information in this table is based solely on statements in filings with the SEC or other reliable information.  We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

A total of 61,607,797 shares of our common stock were issued and outstanding as of February 28, 2018.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Subject to Awards/Warrants Exercisable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership
Swissquote Bank SA(5)	5,328,229	—	5,328,229	8.6%
Chemin de la Crétaux 33
1196 Gland, Switzerland
PostFinance AG(6)	4,543,086	—	4,543,086	7.4%
Mingerstrasse 20
3030 Bern, Switzerland
Marc H. Hedrick, M.D.	78,133	193,780	271,913	*
Tiago M. Girao	14,084	41,461	55,545	*
John D. Harris	7,000	37,894	44,894
Richard J. Hawkins	8,433	52, 472	60,905	*
Gary A. Lyons	4,357	37,404	41,761	*
Ronald A. Martell	—	25,000	25,000	*
Gregg Lapointe	—	25,000	25,000	*
All executive officers and directors as a group	112,006	384,211	496,218	0.8%

*Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of February 28, 2018.

(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Cytori Therapeutics, Inc., 3020 Callan Road, San Diego, CA 92121.
(2)	Unless otherwise indicated, represents shares of outstanding common stock owned by the named parties as of February 28, 2018.
(3)

Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days of February 28, 2018 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.

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

(5)	Based upon a Form 4 filed January 11, 2018, reporting beneficial ownership as of January 11, 2018
(6)	Based upon a Form 4 filed February 15, 2018, reporting beneficial ownership as of February 14, 2018

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2017 to which we have been a party in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.  We also describe below certain other transactions with our directors, executive officers and 5% stockholders. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unaffiliated third parties.

Rights Offering

In November 2017, we consummated a rights offering, or Rights Offering, to our stockholders of record (as of October 27, 2017) to subscribe for units at a subscription price of $1,000 per unit.  Pursuant to the Rights Offering, we sold an aggregate of 10,000 units consisting of a total of 10,000 shares of Series B Convertible Preferred Stock and 18,000,000 warrants to our stockholders, or Warrants, with each Warrant exercisable for one share of common stock at an exercise price of $0.3333 per share.  Certain of our directors participated in the Rights Offering and along with other participants in the Rights Offering, purchased common stock and Warrants to purchase our common stock.

Director and Officer Indemnification

Our amended and restated certificate of incorporation, as amended, and our amended and restated bylaws, as amended, provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law.

Stock Option Grants to Executive Officers and Directors

We have granted stock options to our executive officers and non-employee directors as more fully described elsewhere in this Form 10-K.

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

The following table shows the aggregate fees paid or accrued by us for the audit and other services provided by BDO for the fiscal years ended December 31, 2017 and 2016.

	Fiscal Year Ended December 31,

	BDO
	2017	2016
Audit Fees (1)	$378,000	$281,000
Audit Related Fees (2)	—	—
Tax Fees (3)	32,000	35,000
Total	$410,000	$316,000

(1) (1)

Audit fees consist of fees for professional services performed by BDO USA, LLP for the audit of our annual financial statements included in this Form 10-K filing and review of financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) (2)	Audit related fees consist of fees for assurance and related services, performed by BDO USA, LLP that are reasonably related to the performance of the audit or review of our financial statements.
(3) (3)	Tax fees consist of fees for professional services performed by BDO USA, LLP with respect to tax compliance, tax advice, tax consulting and tax planning.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (2)	Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2017 and 2016

(in thousands)

	Balance at beginning of year	Additions (A)	Deductions (B)	Other (C)	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2017	$167	$—	$—	$—	$167
Year ended December 31, 2016	$797	$—	$(630)	$—	$167

(A)	Includes charges to costs and expenses.
(B)	Deductions for uncollectible accounts receivable includes payments collected and devices recovered from customers.
(C)	Miscellaneous activity.
(a) (3)	Exhibits

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b) Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	000-32501 Exhibit 3.1	03/11/2016

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	05/06/2014

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	10/08/2014

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/10/2016

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

4.1	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on October 14, 2008 in favor of Silicon Valley Bank, pursuant to the Loan and Security Agreement dated October 14, 2008.		10-K	000-32501 Exhibit 10.62	03/06/2009

4.2

Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 11, 2010 in favor of GE Capital Equity Investments, Inc., pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010.

			8-K	001-34375 Exhibit 10.73	06/17/2010

4.3

Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 11, 2010 in favor of Silicon Valley Bank, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010.

			8-K	001-34375 Exhibit 10.74	06/17/2010

4.4

Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 11, 2010 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated June 11, 2010.

			8-K	001-34375 Exhibit 10.75	06/17/2010

4.5

Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on September 9, 2011 in favor of GE Capital Equity Investments, Inc., pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.

			8-K	001-34375 Exhibit 10.84	09/15/2011

4.6

Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on September 9, 2011 in favor of Silicon Valley Bank, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.

			8-K	001-34375 Exhibit 10.85	09/15/2011

4.7

Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on September 9, 2011 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and

Security Agreement dated September 9, 2011.

		8-K	001-34375 Exhibit 10.86	09/15/2011

4.8

Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on September 9, 2011 in favor of Oxford Financial Corporation, pursuant to the Amended and Restated Loan and Security Agreement dated September 9, 2011.

		8-K	001-34375 Exhibit 10.87	09/15/2011

4.9	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.17	08/09/2013

4.10	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.18	08/09/2013

4.11	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.19	08/09/2013

4.12	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.20	08/09/2013

4.13	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Silicon Valley Bank pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.21	08/09/2013

4.14	Form of Warrant to Purchase Common Stock for Investors in the Units issued in May 2014.	8-K	001-34375 Exhibit 4.1	05/30/2014

4.15	Form of Warrant to Purchase Common Stock for Placement Agent of the Units issued in May 2014.	8-K	001-34375 Exhibit 4.2	05/30/2014

4.16	Form of Amendment to Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.1	09/08/2014

4.17	Form of Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.2	09/08/2014

4.18	Form of Warrant for Purchasers of the Units issued in October 2014.	8-K	001-34375 Exhibit 4.1	10/08/2014

4.19	Form of Initial Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.1	05/05/2015

4.20	Form of Additional Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.2	05/05/2015

4.21	Form of Pre-Funded Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.3	05/05/2015

4.22	Amendment to Common Stock Purchase Warrant.	10-K	001-34375 Exhibit 4.23	03/11/2016

4.23	Amendment to Series A-1 Warrant to Purchase Common Stock.	10-K	001-34375 Exhibit 4.24	03/11/2016

4.24	Amendment to Series A-2 Warrant to Purchase Common Stock.		10-K	001-34375 Exhibit 4.25	03/11/2016

4.25	Form of Non-Transferable Subscription Rights Certificate issued in 2016.		S-1/A	333-210628 Exhibit 4.26	05/11/2016

4.26	Form of Series R Warrant.		S-1/A	333-210628 Exhibit 4.27	05/11/2016

4.27	Form of Series S Warrant.		S-1/A	333-219967 Exhibit 4.27	10/03/2017

4.28	Form of Warrant Agent Agreement between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc.		S-1/A	333-210628 Exhibit 4.28	05/11/2016

4.29	Form of Warrant by and between Cytori Therapeutics, Inc. and Maxim Group LLC.		8-K	000-32501 Exhibit 4.1	04/12/2017

4.30	Form of Restated Warrant by and between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc.		10-Q	001-34375 Exhibit 4.2	08/11/2017

4.31	Form of Non-Transferable Subscription Rights Certificate.		S-1/A	333-219967 Exhibit 4.31	10/03/2017

4.32	Form of Warrant Agent Agreement between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc.		S-1/A	333-219967 Exhibit 4.32	10/03/2017

4.33	Form of Common Stock Certificate.	X

10.1#	Amended and Restated 1997 Stock Option and Stock Purchase Plan.		10-12G	000-32501 Exhibit 10.1	03/30/2001

10.2#	2004 Equity Incentive Plan of Cytori Therapeutics, Inc.		8-K	000-32501 Exhibit 10.1	08/27/2004

10.3#	Form of Options Exercise and Stock Purchase Agreement Relating to the 2004 Equity Incentive Plan.		10-Q	000-32501 Exhibit 10.23	11/15/2004

10.4#	Form of Notice of Stock Options Grant Relating to the 2004 Equity Incentive Plan.		10-Q	000-32501 Exhibit 10.24	11/15/2004

10.5+	License & Royalty Agreement, effective August 23, 2007, by and between Olympus-Cytori, Inc. and Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 10.49	11/13/2007

10.7	Common Stock Purchase Agreement, dated February 8, 2008, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc.		8-K	000-32501 Exhibit 10.51	2/19/2008

10.8	Amendment No. 1, dated February 29, 2008, to Common Stock Purchase Agreement, dated February 8, 2008, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc.		8-K	000-32501 Exhibit 10.51	2/29/2008

10.9	Lease Agreement entered into on April 2, 2010, between HCP Callan Rd, LLC. and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.69	05/06/2010

10.10	Common Stock Purchase Agreement, dated December 6, 2010, by and among Cytori Therapeutics, Inc. and Astellas Pharma Inc.		8-K	001-34375 Exhibit 10.76	12/09/2010

10.11#	Form of Notice and Restricted Stock Award Agreement for grants of performance-based restricted stock awards under the 2004 Equity Incentive Plan.		8-K	001-34375 Exhibit 10.1	03/04/2011

10.12	First Amendment to Lease Agreement entered into on November 4, 2011, between HCP Callan Rd, LLC. and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.88	11/08/2011

10.13#	2011 Employee Stock Purchase Plan	DEF 14A	001-34375 Appendix A	05/02/2011

10.14

Contract HHSO100201200008C dated September 27, 2012, by and between Cytori Therapeutics, Inc. and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority.

		S-1/A	333-219967 Exhibit 10.14	10/03/2017

10.15	Joint Venture Termination Agreement dated May 8, 2013 by and between Cytori Therapeutics, Inc. and Olympus Corporation.	10-Q	001-34375 Exhibit 10.91	05/10/2013

10.16+	Puregraft Sale-License-Supply Agreement, dated July 30, 2013, by and between Cytori Therapeutics, Inc. and Bimini Technologies LLC.	10-Q/A	001-34375 Exhibit 10.93	11/12/2013

10.17+	Amended and Restated License and Supply Agreement dated January 30, 2014, by and between Cytori Therapeutics, Inc. and Lorem Vascular Pty. Ltd.	8-K	001-34375 Exhibit 10.94	02/04/2014

10.18	Sales Agreement, dated May 12, 2014, by and between Cytori Therapeutics, Inc. and Cowen and Company, LLC.	8-K	001-34375 Exhibit 10.1	05/12/2014

10.19

Contract HHSO100201200008C Amendment No. 1 dated August 18, 2014, by and between Cytori Therapeutics, Inc. and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority.

		8-K	001-34375 Exhibit 10.99	08/19/2014

10.20	Form of Securities Purchase Agreement by and between Cytori Therapeutics, Inc. and the Purchasers (as defined therein), dated as of October 8, 2014.	8-K	001-34375 Exhibit 10.1	10/08/2014

10.21	Amendment of Solicitation/Amendment of Contract, effective December 17, 2014, by and between ASPR-BARDA and Cytori Therapeutics, Inc.	10-K	001-34375 Exhibit 10.21	03/24/2017

10.22	Amendment of Solicitation/Modification of Contract, effective January 5, 2015, by and between ASPR-BARDA and Cytori Therapeutics, Inc.	10-K	001-34375 Exhibit 10.22	03/24/2017

10.23	Amendment One to the Securities Purchase Agreement, dated March 16, 2015, between Cytori Therapeutics, Inc. and certain institutional investors.	10-Q	001-34375 Exhibit 10.1	05/11/2015

10.24	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Cytori Therapeutics, Inc. and the investors named therein.	8-K	001-34375 Exhibit 10.1	05/05/2015

10.25	Placement Agency Agreement, dated May 5, 2015, by and between Cytori Therapeutics, Inc. and Mizuho Securities USA Inc.	8-K	001-34375 Exhibit 10.2	05/05/2015

10.26	Amendment One to Joint Venture Termination Agreement, dated April 30, 2015, by and between Cytori Therapeutics, Inc. and Olympus Corporation.	8-K	001-34375 Exhibit 10.1	05/05/2015

10.27	Loan and Security Agreement, dated May 29, 2015, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC.	10-Q	001-34375 Exhibit 10.4	08/10/2015

10.28	First Amendment to Loan and Security Agreement, dated September 20, 2017, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC.	S-1/A	333-219967 Exhibit 10.45	10/03/2017

10.29	Amendment One to the Securities Purchase Agreement between Cytori Therapeutics, Inc. and certain institutional investors dated May 5, 2015.		10-K	001-34375 Exhibit 10.111	03/11/2016

10.30#	2015 New Employee Incentive Plan.		8-K	001-34375 Exhibit 10.1	01/05/2016

10.31#	Form of Agreement for Acceleration and/or Severance.		10-K	001-34375 Exhibit 10.113#	03/11/2016

10.32#	Form of Stock Option Agreement under the New Employee Incentive Plan.		S-8	333-210211 Exhibit 99.4	03/15/2016

10.33#	Form of Notice of Grant of Stock Option under the 2015 New Employee Incentive Plan.		S-8	333-210211 Exhibit 99.5	03/15/2016

10.34#	2014 Equity Incentive Plan of Cytori Therapeutics, Inc., as amended and restated.		DEF 14A	001-34375 Appendix A	04/10/2017

10.35	Amendment Two to Joint Venture Termination Agreement, dated January 8, 2016.		10-Q	001-34375 Exhibit 10.4	05/10/2016

10.36	Amendment of Solicitation/Amendment of Contract, effective April 1, 2016, by and between ASPR-BARDA and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.1	08/05/2016

10.37	Amendment of Solicitation/Amendment of Contract, effective September 9, 2016, by and between ASPR-BARDA and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.1	11/09/2016

10.38	Purchase Agreement between Cytori Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated December 22, 2016.		8-K	001-34375 Exhibit 10.1	12/29/2016

10.39	Registration Rights Agreement between Cytori Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated December 22, 2016.		8-K	001-34375 Exhibit10.2	12/29/2016

10.40#	Third Amendment to the Cytori Therapeutics, Inc. 2014 Equity Incentive Plan, dated January 26, 2017.		10-K	001-34375 Exhibit 10.39	03/24/2017

10.41+	Asset Purchase Agreement by and between Cytori Therapeutics, Inc. and Azaya Therapeutics, Inc., effective January 16, 2017.		10-K	001-34375 Exhibit 10.40	03/24/2017

10.42	Lease Agreement, dated February 27, 2017, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc.		10-K	001-34375 Exhibit 10.41	03/24/2017

10.43	First Amendment to Lease Agreement, dated July 27, 2017, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc.	X

10.44	Second Amendment to Lease Agreement, dated September 7, 2017, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc.	X

10.45	Termination of Lease Agreement, dated February 21, 2018, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc.		8-K	001-34375 Exhibit 10.1	02/23/2018

10.46#	First Amendment to the Cytori Therapeutics, Inc. 2015 New Employee Incentive Plan, dated Jan. 26, 2017.		10-K	001-34375 Exhibit 10.42	03/24/2017

10.47	Sixth Amendment of Solicitation/Modification of Contract, effective April 14, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.1	05/12/2017

10.48	Seventh Amendment of Solicitation/Modification of Contract, effective May 19, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.3	08/11/2017

10.49	Eighth Amendment of Solicitation/Modification of Contract, effective May 23, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.4	08/11/2017

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

By:	/s/ Marc H. Hedrick, MD
Marc. H. Hedrick, MD
President & Chief Executive Officer
March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard J. Hawkins	Chairman of the Board	March 9, 2018
Richard J. Hawkins

/s/ Marc H. Hedrick, MD	President & Chief Executive Officer (Principal Executive Officer)	March 9, 2018
Marc H. Hedrick, MD

/s/ Tiago M. Girão	VP of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2018
Tiago M. Girão

/s/ Gregg A. Lapointe	Director	March 9, 2018
Gregg A. Lapointe

/s/ Gary A. Lyons	Director	March 9, 2018
Gary A. Lyons

/s/ Ronald A. Martell	Director	March 9, 2018
Ronald A. Martell