Form 10-Q
period 2018-03-31
CYTORI THERAPEUTICS, INC.
filed 2018-05-11
CIK 1095981

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, there were 61,622,799 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of March 31, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$5,902	$9,550
Accounts receivable, net of reserves of $167 in both 2018 and 2017	769	145
Restricted cash	40	675
Inventories, net	3,188	3,183
Other current assets	837	1,311
Total current assets	10,736	14,864

Property and equipment, net	2,907	3,052
Other assets	2,182	2,570
Intangibles, net	6,895	7,207
Goodwill	3,922	3,922
Total assets	$26,642	$31,615
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,150	$4,790
Current portion of long-term obligations, net of discount	13,729	13,624
Total current liabilities	17,879	18,414

Deferred revenues	178	94
Long-term deferred rent and other	105	107
Total liabilities	18,162	18,615

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 23,500 shares issued; 1,203 and 2,431 shares outstanding in 2018 and 2017, respectively	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 61,613,798 and 57,825,729 shares issued and outstanding in 2018 and 2017, respectively	62	58
Additional paid-in capital	413,470	413,304
Accumulated other comprehensive income	1,106	1,387
Accumulated deficit	(406,158)	(401,749)
Total stockholders’ equity	8,480	13,000
Total liabilities and stockholders’ equity	$26,642	$31,615

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2018	2017
Product revenues	$731	$591
Cost of product revenues	273	410
Amortization of intangible assets	306	306
Gross (loss) profit	152	(125)

Development revenues:
Government contracts and other	917	1,018
	917	1,018
Operating expenses:
Research and development	2,499	3,289
Sales and marketing	678	939
General and administrative	2,244	2,108
In process research and development acquired from Azaya Therapeutics	—	1,686
Total operating expenses	5,421	8,022
Operating loss	(4,352)	(7,129)

Other income (expense):
Interest income	14	11
Interest expense	(423)	(591)
Other income, net	352	165
Total other expense	(57)	(415)
Net loss	$(4,409)	$(7,544)

Basic and diluted net loss per share	$(0.07)	$(0.33)
Basic and diluted weighted average shares used in calculating net loss per share	60,177,911	22,736,366

Comprehensive loss:
Net loss	$(4,409)	$(7,544)
Other comprehensive loss – foreign currency translation adjustments	(281)	(60)
Comprehensive loss	$(4,690)	$(7,604)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,409)	$(7,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497	442
Amortization of deferred financing costs and debt discount	105	219
In process research and development acquired from Azaya Therapeutics	—	1,686
Provision for expired inventory	326	340
Share-based compensation expense	143	199
Loss on asset disposal	22	2
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(747)	335
Inventories	141	7
Other current assets	301	(65)
Other assets	(24)	24
Accounts payable and accrued expenses	(556)	(484)
Deferred revenues	84	12
Long-term deferred rent	(2)	—
Net cash used in operating activities	(4,119)	(4,827)
Cash flows from investing activities:
Purchases of property and equipment	(53)	(5)
Purchase of long-lived assets part of Azaya Therapeutics' acquisition	—	(1,158)
Net cash used in investing activities	(53)	(1,163)
Cash flows from financing activities:
Principal payments on long-term obligations	—	(1,770)
Proceeds from sale of common stock, net	(150)	1,435
Net cash used in financing activities	(150)	(335)
Effect of exchange rate changes on cash and cash equivalents	39	20
Net decrease in cash and cash equivalents	(4,283)	(6,305)
Cash, cash equivalents, and restricted cash at beginning of period	10,225	12,910
Cash, cash equivalents, and restricted cash at end of period	$5,942	$6,605
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$311	$384
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$4	$—
Liabilities assumed in payment for assets acquired from Azaya Therapeutics	$—	$279
Common stock issued in payment for the assets acquired from Azaya Therapeutics	$—	$2,311

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2018

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2017 has been derived from the audited financial statements at December 31, 2017, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (collectively, the “Company”) have been included.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 9, 2018.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services. ASU 2014-09 and all subsequent amendments (collectively, the “new standards”) may be applied using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have adopted the standards beginning this first quarter of 2018 using the modified retrospective method. Overall, the timing or amounts related to the revenue recognition under the new standards did not differ from our previously applied revenue recognition policy. Our product revenues are recognized at a point in time, which is when control transfers to the customer.  We have made an accounting policy election to treat shipping and handling activities that occur after the customer obtains control of the goods as fulfillment costs. There was no cumulative effect of applying the new standards as of the adoption date on January 1, 2018.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this standard, in the first quarter of 2018, changed the presentation of our statement of cash flows to include our restricted cash balance with the non-restricted cash balances. The new guidance did not have a material impact on the Company's consolidated financial statements. Cash, cash equivalents, and restricted cash reported on the Consolidated Condensed Statements of Cash Flows includes restricted cash of $0.4 million, $0.4 million, $0.7 million, and $40 thousand as of December 31, 2016, March 31, 2017, December 31, 2017 and March 31, 2018, respectively.

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

We incurred net losses of $4.4 million for the three months ended March 31, 2018, and $7.5 million for the three months ended March 31, 2017.  We have an accumulated deficit of $406.2 million as of March 31, 2018.  Additionally, we have used net cash of $4.1 million and $4.8 million to fund our operating activities for the three months ended March 31, 2018 and 2017, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement, with Oxford Finance, LCC (“Oxford”), as further described in Note 4, requires maintaining a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $5.9 million at March 31, 2018, the Company estimates that it will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under its $1.5 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed 2017 Rights Offering, our Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), the Loan and Security Agreement and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash will have a material and adverse impact on operations and will cause us to default on our loan.

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

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

On September 20, 2017, we entered into an amendment to the Term Loan, pursuant to which, among other things, Oxford and the Lenders agreed to reduce the minimum liquidity covenant level originally at $5 million to $1.5 million.  The amendment also extended the interest-only period under the Loan Agreement through August 1, 2018, as the Company successfully closed on a financing and received unrestricted net cash proceeds in excess of $5 million on or before December 29, 2017.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving certain liquidity level when the total principal outstanding under the Loan Agreement is less than $3 million. As of March 31, 2018, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

Our interest expense for the three months ended March 31, 2018 and 2017 was $0.4 million and $0.6 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.1 million and 0.2 million, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Term Loan Agreement contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by us or a declaration of material adverse change by our lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could materially harm our financial condition. As of March 31, 2018, we were in compliance with all covenants under the Term Loan and have not received any notification or indication from the Lenders to invoke the material adverse change clause. However, due to our current cash flow position and the substantial doubt about our ability to continue as a going concern, the entire principal amount of the Term Loan has been reclassified to short-term. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

5.	Revenue Recognition

Product Sales

Our revenue is generated primarily from the sale of products. Product revenue primarily consists of sales of Celution devices and consumables for commercial and research purposes.

The Company’s contracts with customers only include one performance obligation (i.e., sale of the Company’s products). Typically, if there are multiple items included on a single order, they are delivered at the same time. Revenue is recognized at a point in time when delivery is completed and control of the promised goods is transferred to the customers. Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for those goods. The Company’s contracts do not involve financing elements as payment terms with customers are less than one year. The sale arrangements do not include any variable consideration. Advance payments from customers are recorded as deferred revenue.

Shipping and handling activities that occur after the customer obtains control of the goods are considered part of the Company’s obligation to transfer the products and therefore are recorded as direct selling expenses, as incurred.

The following table represents revenue by product (in thousands):

	March 31, 2018	March 31, 2017
Consumable	$559	$509
Device	94	30
Other products	78	52
	$731	$591

Product revenues, classified by geographic location, are as follows (in thousands):

	Three months ended
	March 31, 2018		March 31, 2017
	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$45	6%	$148	25%
Japan	578	79%	320	54%
EMEA	90	12%	112	19%
Asia Pacific	18	3%	11	2%
Total product revenues	$731	100%	$591	100%

Concentration of Significant Customers

Four direct customers comprised 66% of our revenue recognized for the three months ended March 31, 2018.  Three direct customers, two distributors and one licensee accounted for 75% of total outstanding accounts receivable (excluding receivables from the Biomedical Advanced Research Development Authority, a division of the U.S. Department of Health and Human Services (“BARDA”)) as of March 31, 2018.

Three direct customers comprised 51% of our revenue recognized for the three months ended March 31, 2017.  Two direct customers accounted for 53% of total outstanding accounts receivable as of March 31, 2017.

Development Revenue

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA which is outside of the scope of the new revenue recognition guidance. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $0.9 million in development revenue for the three months ended March 31, 2018, as compared to $1.0 million for the three months ended March 31, 2017.

6.	Inventories

Inventories are carried at the lower of cost or net realizable value, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$695	$681
Work in process	557	722
Finished goods	1,936	1,780
	$3,188	$3,183

7.	Loss per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock method. Potential common shares were related entirely to outstanding but unexercised options, preferred stocks, and warrants for all periods presented.

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the three months period ended March 31, 2018 and 2017, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 22.7 million for the three months ended March 31, 2018, which includes 21.7 million outstanding warrants and 1.0 million options and restricted stock awards. Potentially dilutive common shares excluded from the calculation of diluted loss per share were 4.7 million for the three months ended March 31, 2017.

8.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of March 31, 2018, we have clinical research study obligations of $3.9 million, $2.2 million of which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

On February 27, 2017, we entered into a Lease Agreement of office space for our corporate headquarters in San Diego, California (the “Lease”). The initial term of the Lease was 63 months and might be extended upon mutual agreement. The commencement date was originally expected to take place in November 2017 and subsequently amended to January 1, 2018.  In connection with our restructuring announced in September 2017, we negotiated a buy-out of our obligations under the Lease for approximately $0.6 million, included in the general and administrative expenses.

On January 27, 2017, we entered into a Lease Agreement of office space for our office in Tokyo, Japan (the “Japan Lease”). The initial term of the Japan Lease is 61 months, and may be extended upon mutual agreement.  The Lease commenced on April 15, 2017.

We are party to an agreement with Roche Diagnostics Corporation which requires us to make certain product purchase minimums. Pursuant to the agreement, as of March 31, 2018, we have a minimum purchase obligation of $4.0 million, $1.0 million of which is expected to be completed within a year.

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

On April 27, 2018, Lorem Vascular (“Lorem”) filed suit against the Company in the U.S. District Court for the Southern District of California alleging the Company breached an oral agreement made in 2013 to purchase 5% of Lorem’s common stock for an aggregate amount of $5.0 million, and seeking specific performance of the alleged oral agreement and damages in an amount to be determined at trial.  The Company is in the process of reviewing the complaint and has not yet responded, but believes the entire complaint is without merit. At March 31, 2018 and to this date, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this complaint.

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

As of March 31, 2018, and as of December 31, 2017, the Company did not have any assets or liabilities measured at fair value presented on the Company’s balance sheets.

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2018, and as of December 31, 2017, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments. Further, based on the borrowing rates currently available for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.

10.	Asset Purchase Agreement with Azaya Therapeutics

On February 15, 2017 (the “Closing Date”), Cytori completed the acquisition from Azaya Therapeutics, Inc. (“Azaya”) of certain tangible assets which consisted of a research lab, equipment and leasehold improvements and the assumption of certain of liabilities of Azaya, pursuant to an Asset Purchase Agreement (the “Agreement”). The book value of the tangible assets acquired was approximately $3.0 million at the acquisition date. The assets acquired are located in a facility rented in San Antonio, TX, by Cytori. In addition, pursuant to the Agreement, Cytori acquired intangible assets comprised of two drug candidates in process research and development (IPR&D) stage (i) ATI-0918, a generic bioequivalent formulation of Doxil®/Caelyx®, a chemotherapy drug that is a liposomal formulation of doxorubicin; and (ii) ATI-1123, a chemotherapy drug that is a liposomal formulation of docetaxel.

At the closing of the acquisition, Cytori (i) issued 1,173,241 of shares of its common stock in Azaya’s name, (A) 879,931 of which were delivered to Azaya promptly after the Closing, and (B) 293,310 of which were deposited into a 15-month escrow pursuant to a standard escrow agreement; and (ii) assumed the obligation to pay approximately $1.8 million of Azaya’s existing payables, all of which were paid on or prior to December 31, 2017.

Cytori accounted for the acquisition as an asset acquisition because the acquired set of assets did not meet the definition of a business. The total consideration of $4.3 million, which consists of $2.3 million related to the fair value of the common stock issued to Azaya at the acquisition date, $1.8 million in assumed liabilities and $0.2 million in acquisition costs, was allocated to the assets acquired based on their relative fair values at the time of acquisition. All other future payments were deemed contingent consideration which will be accounted for when the contingency is resolved and the consideration is paid or becomes payable. Because there was no current alternative use for the IPR&D, following the authoritative accounting guidance, the Company has expensed the total amount of $1.7 million on the Closing Date.

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

The fair value of the common stock into which the Series B Convertible Preferred Stock was convertible on the date of issuance exceeded the proceeds allocated to the preferred stock, resulting in the beneficial conversion feature that we recognized as a dividend to the preferred stockholders and, accordingly, an adjustment to net loss to arrive at net loss allocable to common stockholders.  We recorded a deemed dividend within additional paid-in capital of $4.0 million for the year ended December 31, 2017, related to a beneficial conversion feature included in the issuance of our Series B Convertible Preferred Stock.  Approximately 88% of the outstanding shares of the Series B Convertible Preferred Stock were converted into common stock by March 31, 2018 at the option of the holders.

Holders of Series B Convertible Preferred Stock shall be entitled to receive dividends in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of Common Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series B Convertible Preferred Stock has no voting rights. Upon Cytori’s liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series B Convertible Preferred Stock will be entitled to receive out of Cytori’s assets, whether capital or surplus, an amount equal to the $1,000 stated value per share for each share of Series B Convertible Preferred Stock before any distribution or payment shall be made to the holders of any junior securities. Cytori is not obligated to redeem or repurchase any shares of Series B Convertible Preferred Stock. Series B Convertible Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

Common Stock

On December 22, 2016, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million in amounts of shares, of the Company’s common stock, over the 30-month period following March 30, 2017. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. The Company’s sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day our closing price is less than the floor price of $0.50 per share as set forth in the Purchase Agreement. On December 22, 2016, we issued to Lincoln Park 127,419 shares of common stock with a market value on the date of issuance of approximately $0.2 million as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. The Company will issue up to an additional 382,258 shares of common stock on a pro rata basis to Lincoln Park only as and when shares are sold under the Lincoln Park Purchase Agreement to Lincoln Park. Through March 31, 2018, the Company sold a total of 1,994,717 shares under the Lincoln Park Purchase Agreement, for proceeds of approximately $1.7 million.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Cytori Cell Therapy, or CCT, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions.  To bring this promise to health providers and their patients, we have developed certain novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated, standardized Celution devices, single-use Celution consumable sets, Celase reagent, and Intravase reagent.  Our CCT lead product candidate, Habeo™ Cell Therapy, was evaluated in a Cytori-sponsored U.S. randomized, placebo-controlled, double-blind, multi-center clinical trial, STAR (Scleroderma Treatment with Celution Processed Adipose Derived Regenerative Cells), for the treatment of impaired hand function in patients with scleroderma. The STAR trial enrolled and evaluated 88 patients with scleroderma, including 51 patients within the diffuse cutaneous subset and 37 with limited cutaneous scleroderma. On July 24, 2017, we announced top-line, preliminary data and presented the full data analysis on October 18, 2017. Further, we recently received feedback from a FDA pre-submission meeting, indicating that a clinical trial focused on more severely affected diffuse systemic sclerosis patients could be an appropriate next step given the results of the STAR clinical trial.  We finalized meeting minutes and we are considering additional dialogue with the FDA to clarify the parameters and key aspects of a potential follow-on clinical trial of Habeo.  At this time, we do not have, and are not prepared to commit, the financial and other resources required in order to conduct an additional clinical trial of Habeo, and will instead look to partnering or out-licensing opportunities as a basis for any continued development. In addition, on January 22, 2018, we announced the investigator-initiated and Cytori-supported SCLERADEC-II clinical trial in France using Habeo Cell Therapy completed its enrollment and data is anticipated in the second half of 2018. Additional CCT treatments are in various stages of development in the areas of urology, wounds, and orthopedics.  Further, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources.  In March 2018, we announced a Japanese investigator-initiated study of ECCI-50 Cell Therapy in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, completed enrollment of 45 patients. Patients will be followed up for one-year post treatment and preliminary data on the ADRESU trial is expected in late 2018 or early 2019. The trial costs are substantially supported by the Japan Agency for Medical Research and Development, an independent administrative agency of the Government of Japan, with additional support from Cytori. Currently, we internally manufacture the Celution devices and consumables in the United States and the United Kingdom and source our Celase and Intravase reagents from a third-party supplier. We have contracted with a third-party manufacturer for the production of the consumables used in the manufacturing of our Products to improve scalability, reduce overhead and product costs of goods sold.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and consumables and associated reagents, in certain markets outside the U.S.  In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of Cytori Cell Therapy-related products.

The following table summarizes the components for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Product revenues - third party	$731	$591

We experienced an increase of $0.1 million in product revenue during the three months ended March 31, 2018 as compared to the same period in 2017. The increase in the three-month period is primarily due to higher sales in Japan of $0.3 million. The higher sales in Japan for the three months period is primarily due to increase in Celution consumable utilization, offset by a decrease in sales of $0.2 million in other regions.

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

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs, as well as amortization of intangible assets. The following table summarizes the components of our cost of revenues for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Cost of product revenues (excluding amortization of intangible assets and share-based compensation)	$269	$402
Amortization of intangible assets	306	306
Share-based compensation	4	8
Total cost of product revenues	$579	$716
Total cost of product revenues as % of product revenues	79.2%	121.2%

Cost of product revenues as a percentage of product revenues was 79.2% for the three months ended March 31, 2018 and 121.2% for the three months ended March 31, 2017.  Fluctuation in this percentage is due to our product mix, distributor and direct sales mix, geographic mix, foreign exchange rates, idle capacity, allocation of overhead, and higher intangible amortization expense.

The future: We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. We are investigating various pricing options for our cellular therapeutics, which may help to increase our gross profit margins in 2018 and beyond.

Development revenues

Under our government contract with BARDA, we recognized a total of $0.9 million in revenues for the three months ended March 31, 2018 which included allowable fees as well as cost reimbursements.  During the three months ended March 31, 2018, we incurred $0.8 million in qualified expenditures. During the three months ended March 31, 2017, we recognized revenue of $1.0 million and incurred $0.9 million in qualified expenditures, respectively. The decrease in revenues for the three months ended March 31, 2018 as compared to the same periods in 2017 is primarily due to slight decreases in research and development activities related to BARDA.

The future: We entered into an amendment with BARDA in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020. We expect to begin enrollment of patients into the RELIEF trial in the first half of 2018.

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

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
General research and development	$2,479	$3,242
Share-based compensation	20	47
Total research and development expenses	$2,499	$3,289

The decrease in research and development expenses, excluding share-based compensation, for the three months ended March 31, 2018 as compared to the same period in 2017 is primarily due to a decrease of approximately $0.8 million for the three months period, related to decrease of $0.5 million in salaries and benefits, and $0.2 million in professional services as a result of the decrease in our clinical studies.

The future:  We expect aggregate research and development expenditures remain consistent at current levels for the balance of 2018, as we begin our clinical activities on the RELIEF clinical trial and our ongoing development efforts of the recently acquired ATI-0918 asset from Azaya.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Sales and marketing	$651	$907
Share-based compensation	27	32
Total sales and marketing expenses	$678	$939

Sales and marketing expenses excluding share-based compensation, decreased by approximately $0.3 million during the three months ended March 31, 2018 as compared to the same period in 2017 is primarily due to decrease of $0.1 million in salaries and benefits, and $0.1 million in professional services.

The future:  We expect sales and marketing expenditures to slightly decrease during the balance of 2018, as we delay efforts on commercial readiness activities for Habeo in the U.S.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
General and administrative	$2,152	$1,996
Share-based compensation	92	112
Total general and administrative expenses	$2,244	$2,108

General and administrative expenses excluding share-based compensation increased by $0.2 million during the three months ended March 31, 2018, as compared to the same periods in 2017 is primarily due to the increase of $0.6 million related to the lease termination, which is partially offset by decreases of $0.3 million in salary and related benefits, and $0.1 million in professional services, consistent with our ongoing cost curtailment efforts.

The future:  We expect general and administrative expenditures to remain materially consistent at current levels for the balance of 2018.

Share-based compensation expenses

Share-based compensation expenses include charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Cost of product revenues	$4	$8
Research and development-related	20	47
Sales and marketing-related	27	32
General and administrative-related	92	112
Total share-based compensation	$143	$199

The decrease in share-based compensation expenses for the three months ended March 31, 2018 as compared to the same period in 2017 is primarily related to a delayed annual grant to directors and officers, lower annual grant activity to remaining employees caused by reductions in headcount and due to the decline in the stock price during 2018 as compared to the same period in 2017, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of March 31, 2018, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.5 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.52 years.

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

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Interest income	$14	$11
Interest expense	(423)	(591)
Other income, net	352	165
Total	$(57)	$(415)
•	Interest expense decreased for the three months ended March 31, 2018 as compared to the same period in 2017, due to principal payments made on our debt from January through August 2017.
•

The changes in other income during the three months ended March 31, 2018 as compared to the same period in 2017 resulted primarily from changes in exchange rates related to transactions in foreign currency.

The future: We expect interest expense in 2018 to decrease due to the decrease in the principal balance of the Loan and Security Agreement, dated May 29, 2015, with Oxford Finance LLC, or Oxford.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31,	As of December 31,
	2018	2017
Cash and cash equivalents	$5,902	$9,550

Current assets	$10,736	$14,864
Current liabilities	17,879	18,414
Working capital deficit	$(7,143)	$(3,550)

We incurred net losses of $4.4 million for the three months ended March 31, 2018, and $7.5 million for the three months ended March 31, 2017, respectively.  We have an accumulated deficit of $406.2 million as of March 31, 2018.  Additionally, we have used net cash of $4.1 million and $4.8 million to fund our operating activities for the three months ended March 31, 2018 and 2017, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement, with Oxford Finance, LCC, or Oxford, as amended and further described in Note 4 to the consolidated financial statements, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $5.9 million at March 31, 2018, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed 2017 Rights Offering, our Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), the Loan and Security Agreement and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations.

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

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

As of March 31, 2018, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2018 and 2017 is summarized as follows (in thousands):

	For the three months ended March 31,
	2018	2017
Net cash used in operating activities	$(4,119)	$(4,827)
Net cash used in investing activities	(53)	(1,163)
Net cash used by financing activities	(150)	(335)
Effect of exchange rate changes on cash and cash equivalents	39	20
Net decrease in cash and cash equivalents	$(4,283)	$(6,305)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2018 was $4.1 million. Overall, our operational cash use decreased during the three months ended March 31, 2018 as compared to the same period in 2017, due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $1.3 million offset by a cash outlay of $0.6 million in working capital.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2018 is related to purchase of fixed assets. During the same period in 2017, there were cash outflows for payment for long-lived assets purchased as part of Azaya’s acquisition of $1.2 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 is primarily related to costs from sale of common stock in 2017, which were paid in 2018. The net cash used in the same period in 2017 is related to the payment of long-term obligations of $1.8 million, offset by the proceeds from sale of common stock of 1.4 million, net of the corresponding cost from sale.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes, other than the adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2018, there have been no material changes in our market risks from those described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2018, we were not a party to any material legal proceeding.

On April 27, 2018, Lorem Vascular, or Lorem, filed suit against us in the U.S. District Court for the Southern District of California alleging we breached an oral agreement made in 2013 to purchase 5% of Lorem’s common stock for an aggregate amount of $5.0 million, and seeking specific performance of the alleged oral agreement and damages in an amount to be determined at trial.  We are in the process of reviewing the complaint and have not yet responded, but we believe the entire complaint is without merit. Given the unpredictability inherent in litigation, we cannot estimate a range of potential loss or predict the outcome of this litigation or any litigation.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 9, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	000-32501 Exhibit 3.1	03/11/2016

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	05/06/2014

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	10/08/2014

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/10/2016

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

10.1	Termination of Lease Agreement, dated February 21, 2018, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc.		8-K	001-34375 Exhibit 10.1	02/23/2018

10.2#	2014 Equity Incentive Plan of Cytori Therapeutics, Inc., as amended and restated.		DEF 14A	001-34375 Appendix A	04/10/2017

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 11, 2018		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: May 11, 2018		Tiago Girao
VP of Finance and Chief Financial Officer