Form 10-Q
period 2018-06-30
CYTORI THERAPEUTICS, INC.
filed 2018-08-14
CIK 1095981

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

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

As of July 31, 2018, there were 7,707,934 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of June 30, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$3,079	$9,550
Accounts receivable, net of reserves of $185 in 2018 and $167 in 2017	399	145
Restricted cash	40	675
Inventories, net	3,007	3,183
Other current assets	837	1,311
Total current assets	7,362	14,864

Property and equipment, net	2,763	3,052
Other assets	2,048	2,570
Intangibles, net	6,582	7,207
Goodwill	3,922	3,922
Total assets	$22,677	$31,615
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,780	$4,790
Term loan obligations, net of discount	13,836	13,624
Total current liabilities	17,616	18,414

Deferred revenues	217	94
Long-term deferred rent and other	93	107
Total liabilities	17,926	18,615

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 23,500 shares issued; 1,186 and 2,431 shares outstanding in 2018 and 2017, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,176,054 and 5,782,573 shares issued and outstanding in 2018 and 2017, respectively	62	58
Additional paid-in capital	413,269	413,304
Accumulated other comprehensive income	1,237	1,387
Accumulated deficit	(409,817)	(401,749)
Total stockholders’ equity	4,751	13,000
Total liabilities and stockholders’ equity	$22,677	$31,615

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Product revenues	$660	$969	$1,391	$1,560
Cost of product revenues	324	401	596	811
Amortization of intangible assets	306	306	613	612
Gross profit	30	262	182	137

Development revenues:
Government contracts and other	899	531	1,816	1,549
	899	531	1,816	1,549
Operating expenses:
Research and development	1,951	2,992	4,451	6,281
Sales and marketing	525	1,263	1,202	2,202
General and administrative	1,469	2,119	3,714	4,227
In process research and development acquired from Azaya Therapeutics	—	—	—	1,686
Total operating expenses	3,945	6,374	9,367	14,396
Operating loss	(3,016)	(5,581)	(7,369)	(12,710)

Other income (expense):
Interest income	5	7	19	18
Interest expense	(444)	(538)	(866)	(1,129)
Other income (expense), net	(204)	63	148	228
Total other expense	(643)	(468)	(699)	(883)
Net loss	$(3,659)	$(6,049)	$(8,068)	$(13,593)

Basic and diluted net loss per share	(0.59)	$(1.94)	(1.32)	(5.04)
Basic and diluted weighted average shares used in calculating net loss per share	6,166,459	3,125,087	6,092,125	2,699,362

Comprehensive loss:
Net loss	$(3,659)	$(6,049)	$(8,068)	$(13,593)
Other comprehensive loss – foreign currency translation adjustments	131	(15)	(150)	(75)
Comprehensive loss	$(3,528)	$(6,064)	$(8,218)	$(13,668)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,068)	$(13,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	975	1,052
Amortization of deferred financing costs and debt discount	212	418
In process research and development acquired from Azaya Therapeutics	—	1,686
Provision for excess inventory	398	340
Share-based compensation expense	239	410
Loss on asset disposal	20	19
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(274)	409
Inventories	371	159
Other current assets	344	(736)
Other assets	(1)	43
Accounts payable and accrued expenses	(1,165)	(194)
Deferred revenues	123	13
Long-term deferred rent	(14)	119
Net cash used in operating activities	(6,840)	(9,855)
Cash flows from investing activities:
Purchases of property and equipment	(78)	(95)
Purchase of long-lived assets part of Azaya Therapeutics' acquisition	—	(1,201)
Net cash used in investing activities	(78)	(1,296)
Cash flows from financing activities:
Principal payments on long-term obligations	—	(3,540)
Proceeds from sale of common stock, net	(200)	11,225
Net cash (used in) provided by financing activities	(200)	7,685
Effect of exchange rate changes on cash and cash equivalents	12	13
Net decrease in cash and cash equivalents	(7,106)	(3,453)
Cash, cash equivalents, and restricted cash at beginning of period	10,225	12,910
Cash, cash equivalents, and restricted cash at end of period	$3,119	$9,457
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$649	$740
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$4	$—
Common stock issued in payment for the assets acquired from Azaya Therapeutics	$—	$2,311

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2018

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2017 has been derived from the audited financial statements at December 31, 2017, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (collectively, the “Company”) have been included.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 9, 2018.

Amendments to Certificate of Incorporation and Reverse Stock Split

On May 23, 2018, following stockholder and Board approval, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended (the “Amendment”), with the Secretary of State of the State of Delaware to (i) effectuate a one-for-ten (1:10) reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.001 per share, without any change to its par value, and (ii) increase the number of authorized shares of the Company’s common stock from 75 million to 100 million shares (which amount is not otherwise affected by the Reverse Stock Split). The Amendment became effective on the filing date. Upon effectiveness of the Reverse Stock Split, the number of shares of the Company’s common stock (x) issued  and  outstanding  decreased from  approximately 61.6 million shares (as of May 23, 2018) to approximately 6.2 million  shares; (y) reserved for issuance upon exercise of outstanding warrants and options decreased from approximately 23.4 million shares to approximately 2.3 million shares, and (z) reserved but unallocated under our current equity incentive plans (including the stockholder-approved share increase to the Company’s 2014 Equity Incentive Plan) decreased from approximately 9.1 million common shares to approximately 0.9 million common shares. The Company’s 5,000,000 shares of authorized Preferred Stock were not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of the Company’s common stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share. Outstanding equity awards and the shares available for future grant under the Company’s Amended and Restated 2004 Equity Incentive Plan, 2011 Employee Stock Purchase Plan, 2014 Amended and Restated Equity Incentive Plan and 2015 New Employee Incentive Plan were proportionately reduced (rounded down to the nearest whole share), and the exercise prices of outstanding equity awards were proportionately increased (rounded up to the nearest whole cent) to give effect to the Reverse Stock Split.

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

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this standard, in the first quarter of 2018, changed the presentation of our statement of cash flows to include our restricted cash balance with the non-restricted cash balances. The new guidance did not have a material impact on the Company's consolidated financial statements. Cash, cash equivalents, and restricted cash reported on the Consolidated Condensed Statements of Cash Flows includes restricted cash of $0.4 million, $0.4 million, $0.7 million, and $40 thousand as of December 31, 2016, June 30, 2017, December 31, 2017 and June 30, 2018, respectively.

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

We incurred net losses of $3.7 million and $8.1 million for the three and six months ended June 30, 2018.  We have an accumulated deficit of $409.8 million as of June 30, 2018.  Additionally, we have used net cash of $6.8 million to fund our operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement (defined in Note 4), with Oxford Finance, LCC (“Oxford”), as further described in Note 4, requires maintaining a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $3.1 million at June 30, 2018, the Company estimates that it will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under its $1.5 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed 2017 Rights Offering (defined in Note 3), our Lincoln Park Purchase Agreement (defined in Note 11) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), the Loan and Security Agreement and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

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

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC “Maxim”) relating to the issuance and sale of 0.9 million shares of our common stock, par value $0.001 per share. The price to the public in this offering was $11.00 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $10.40 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 94,400 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 84,900 shares at $11.00 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

On September 5, 2017, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance. We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.  In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1 per share for a minimum of ten consecutive business days during the second 180-day period. On June 8, 2018, the Company received written notice from Nasdaq that the Company has regained compliance with the Nasdaq Stock Market Listing Rule 5500(a)(2) concerning its minimum bid price per share of the Company’s common stock.

On November 28, 2017, we closed a rights offering originally filed under a Form S-1 registration statement in August 2017 (“2017 Rights Offering”). Pursuant to the 2017 Rights Offering, the Company sold an aggregate of 10,000 units consisting of a total of 10,000 shares of Series B Convertible Preferred Stock, immediately convertible into approximately 3,000,000 shares of common stock and 18,000,000 warrants, exercisable for an aggregate of 1,800,000 shares of common stock at an exercise price of $3.333 per share of common stock, resulting in total net proceeds to the Company of $8.8 million. These warrants became exercisable upon stockholder approval of an increase in the Company’s authorized shares of common stock obtained at the 2018 Annual Meeting of Stockholders.

On July 25, 2018, we closed a rights offering originally filed under a Form S-1 registration statement in April 2018 (“2018 Rights Offering”). Pursuant to the 2018 Rights Offering, the Company sold an aggregate of 6,723 units consisting of a total of 6,723 shares of Series C Convertible Preferred Stock, immediately convertible into approximately 8.4 million shares of common stock and 7,059,150 warrants, with each warrant exercisable for one share of common stock at an exercise price of $0.7986 per share, resulting in total net proceeds to the Company of approximately $5.7 million.

We continue to seek additional capital through product revenues, strategic transactions, including extension opportunities under our awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives. Without additional capital, current working capital and cash generated from sales will not provide adequate funding for research, sales and marketing efforts and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this would negatively affect our ability to achieve corporate growth goals.

Should we be unable to raise additional cash from outside sources, this would have a material adverse impact on our operations.

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

4.	Term Loan Obligations

On May 29, 2015, we entered into the Loan and Security Agreement, dated May 29, 2015, with Oxford (the “Loan and Security Agreement”), pursuant to which it funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, we were previously required to make interest only payments through June 1, 2016 and thereafter we were required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2019, the maturity date. On February 23, 2016, we received an acknowledgement and agreement from Oxford related to the positive data on our U.S. ACT-OA clinical trial. As a result, pursuant to the Loan and Security Agreement, the period for which we are required to make interest-only payments was extended from July 1, 2016 to January 1, 2017. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, we are required to make a final payment in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to Oxford warrants to purchase an aggregate of 9,444 shares of our common stock at an exercise price of $103.50 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

On September 20, 2017, the Company entered into an amendment to the Term Loan, pursuant to which, among other things, Oxford and the Lenders agreed to reduce the minimum liquidity covenant level originally at $5 million to $1.5 million.  The amendment also extended the interest-only period under the Loan Agreement through August 1, 2018, as the Company successfully closed on a financing and received unrestricted net cash proceeds in excess of $5 million on or before December 29, 2017.

On June 19, 2018, the Company entered into a second amendment (the “Second Amendment”) to its existing Term Loan with Oxford and the lenders. The Second Amendment extends the interest-only period under the Term Loan to December 1, 2018 if the Company receives unrestricted gross cash proceeds of at least $15 million from the sale and issuance of the Company’s equity securities on or before August 31, 2018. The Company agreed to pay Oxford an amendment fee of $0.3 million at the earlier of maturity or acceleration of the loan.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving certain liquidity level when the total principal outstanding under the Loan Agreement is less than $3 million. As of June 30, 2018, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

Our interest expense for the three and six months ended June 30, 2018 and 2017 was $0.4 million and $0.9 million and was $0.5 million and $1.1 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.1 million and $0.2 million for the three and six months ended June 30, 2018 and $0.2 million and $0.4 million for the three and six months ended June 30, 2017, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Term Loan Agreement contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by us or a declaration of material adverse change by our lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could materially harm our financial condition. As of June 30, 2018, we were in compliance with all covenants under the Term Loan and have not received any notification or indication from the Lenders to invoke the material adverse change clause. However, due to our current cash flow position and the substantial doubt about our ability to continue as a going concern, the entire principal amount of the Term Loan has been reclassified to short-term. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

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

The following table represents revenue by product (in thousands):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Consumable	$594	$440	$1,153	$949
Device	-	496	94	526
Other products	66	33	144	85
	$660	$969	$1,391	$1,560

Product revenues, classified by geographic location, are as follows (in thousands):

	Three months ended				Six months ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$6	1%	$55	6%	$50	4%	$203	13%
Japan	581	88%	835	86%	1,159	83%	1,155	74%
EMEA	57	9%	74	8%	148	11%	186	12%
Asia Pacific	16	2%	5	0%	34	2%	16	1%
Total product revenues	$660	100%	$969	100%	$1,391	100%	$1,560	100%

Concentration of Significant Customers

Two direct customers and one distributor comprised 67% of our revenue recognized for the six months ended June 30, 2018.  Two direct customers and one distributor accounted for 81% of total outstanding accounts receivable (excluding receivables from the Biomedical Advanced Research Development Authority, a division of the U.S. Department of Health and Human Services (“BARDA”)) as of June 30, 2018.

Three direct customers comprised 63% of our revenue recognized for the six months ended June 30, 2017.  Two direct customers accounted for 77% of total outstanding accounts receivable as of June 30, 2017.

Development Revenue

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA which is outside of the scope of the new revenue recognition guidance. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $0.9 million and $1.8 million in development revenue for the three and six months ended June 30, 2018, as compared to $0.5 million and $1.5 million for the three and six months ended June 30, 2017.

6.	Inventories

Inventories are carried at the lower of cost or net realizable value, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$703	$681
Work in process	466	722
Finished goods	1,838	1,780
	$3,007	$3,183

7.	Loss per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock method. Potential common shares were related to outstanding but unexercised options, multiple series of preferred stock, and warrants for all periods presented.

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders as of June 30, 2018 and 2017, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 2.7 million as of June 30, 2018, which includes 2.2 million outstanding warrants and 0.2 million options, 0.3 million shares of preferred stock, and restricted stock awards. Potentially dilutive common shares excluded from the calculation of diluted loss per share were 0.5 million as of June 30, 2017.

8.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of June 30, 2018, we have clinical research study obligations of $3.5 million, $1.9 million of which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

On February 27, 2017, we entered into a Lease Agreement for office space for our corporate headquarters in San Diego, California (the “Lease”). The initial term of the Lease was 63 months and could have been extended upon mutual agreement. The commencement date was originally expected to take place in November 2017 and subsequently amended to January 1, 2018.  In connection with our restructuring announced in September 2017, we negotiated a buy-out of our obligations under the Lease for approximately $0.6 million, included in the general and administrative expenses.

On January 27, 2017, we entered into a Lease Agreement for office space for our office in Tokyo, Japan (the “Japan Lease”). The initial term of the Japan Lease is 61 months, and may be extended upon mutual agreement. The Japan Lease commenced on April 15, 2017.

We were party to an agreement with Roche Diagnostics Corporation (“Roche”) which required us to make certain product purchase minimums. On June 8, 2018, the Company received written notice from Roche terminating its existing supply agreement with the Company due to failure by the Company to meet minimum purchase requirements. Roche has indicated to the Company that it will agree to negotiate in good faith with the Company with respect to a new supply agreement for enzymes with specifications similar to the enzymes that Roche was previously manufacturing for the Company.

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

On April 27, 2018, Lorem Vascular (“Lorem”) filed suit against the Company in the U.S. District Court for the Southern District of California alleging the Company breached an oral agreement made in 2013 to purchase 5% of Lorem’s common stock for an aggregate amount of $5.0 million, and seeking specific performance of the alleged oral agreement and damages in an amount to be determined at trial. The Company filed a motion to dismiss all of Lorem’s claims and on July 11, 2018 the Court granted the Company motion to dismiss Lorem’s claims, however, the Court dismissed the case without prejudice and Lorem is permitted to file a new complaint. On August 3, 2018, Lorem filed an amended complaint. The Company believes the amended complaint is without merit and plans to file a motion to dismiss all of Lorem’s claims. At June 30, 2018 and to this date, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this complaint.

9.	Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2018, and as of December 31, 2017, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

10.	Asset Purchase Agreement with Azaya Therapeutics

On February 15, 2017 (the “Closing Date”), the Company completed the acquisition from Azaya Therapeutics, Inc. (“Azaya”) of certain tangible assets which consisted of a research lab, equipment and leasehold improvements and the assumption of certain of liabilities of Azaya, pursuant to an Asset Purchase Agreement (the “Agreement”). The book value of the tangible assets acquired was approximately $3.0 million at the acquisition date. The assets acquired are located in a facility rented in San Antonio, TX, by the Company. In addition, pursuant to the Agreement, the Company acquired intangible assets comprised of two drug candidates in process research and development (IPR&D) stage (i) ATI-0918, a generic bioequivalent formulation of Doxil®/Caelyx®, a chemotherapy drug that is a liposomal formulation of doxorubicin; and (ii) ATI-1123, a chemotherapy drug that is a liposomal formulation of docetaxel.

At the closing of the acquisition, the Company (i) issued 117,325 of shares of its common stock in Azaya’s name, (A) 87,994 of which were delivered to Azaya promptly after the Closing, and (B) 29,331 of which were deposited into a 15-month escrow pursuant to a standard escrow agreement; and (ii) assumed the obligation to pay approximately $1.8 million of Azaya’s existing payables, all of which were paid on or prior to December 31, 2017.

The Company accounted for the acquisition as an asset acquisition because the acquired set of assets did not meet the definition of a business. The total consideration of $4.3 million, which consists of $2.3 million related to the fair value of the common stock issued to Azaya at the acquisition date, $1.8 million in assumed liabilities and $0.2 million in acquisition costs, was allocated to the assets acquired based on their relative fair values at the time of acquisition. All other future payments were deemed contingent consideration which will be accounted for when the contingency is resolved and the consideration is paid or becomes payable. Because there was no current alternative use for the IPR&D, following the authoritative accounting guidance, the Company has expensed the total amount of $1.7 million on the Closing Date.

11.	Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders. There were 13,500 shares of Series A 3.6% Convertible Preferred Stock and 10,000 Series B Convertible Preferred Stock that had been issued at June 30, 2018 and December 31, 2017, respectively. There were no shares of Series A 3.6% Convertible Preferred Stock outstanding as of either date. There were 1,186 and 2,431 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2018 and December 31, 2017, respectively.

On July 25, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.001 per share, designated as the Series C Convertible Preferred Stock (the “Series C Preferred Stock”). The number of shares initially constituting the Series C Preferred Stock was set at 7,000 shares. Pursuant to a registration statement on Form S-1 originally filed on April 27, 2018, as amended, and became effective on July 17, 2018, and related prospectus (as supplemented), the Company registered and distributed to holders of its common stock and Series B Convertible Preferred Stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 20,000 units each consisting of one share of Series C Preferred Stock and 1,050 warrants for $1,000 per unit. Each warrant is exercisable for one share of the Company’s common stock at an exercise price of $0.7986 per share for 30 months from the date of issuance and each share of Series C Preferred Stock is convertible into 1,253 shares of the Company's common stock. Pursuant to the

2018 Rights Offering, which closed on July 25, 2018, the Company sold an aggregate of 6,723 units, resulting in total net proceeds to the Company of approximately $5.7 million.

Holders of Series C Preferred Stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the Company’s common stock when, as and if such dividends are paid on shares of common stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C Preferred Stock has no voting rights. Upon the Company’s liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series C Preferred Stock will be entitled to receive out of the Company’s assets, whether capital or surplus, an amount equal to the $1,000 stated value per share for each share of Series C Preferred Stock before any distribution or payment shall be made to the holders of any junior securities. The Company is not obligated to redeem or repurchase any shares of Series C Preferred Stock. Shares of Series C Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

Common Stock

On December 22, 2016, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $20.0 million in amounts of shares, of the Company’s common stock, over the 30-month period following March 30, 2017. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 10,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. The Company’s sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 9.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day our closing price is less than the floor price of $5.00 per share as set forth in the Purchase Agreement. On December 22, 2016, we issued to Lincoln Park 12,742 shares of common stock with a market value on the date of issuance of approximately $0.2 million as commitment shares in consideration for entering into the Lincoln Park Purchase Agreement. The Company will issue up to an additional 38,226 shares of common stock on a pro rata basis to Lincoln Park only as and when shares are sold under the Lincoln Park Purchase Agreement to Lincoln Park. Through June 30, 2018, the Company sold a total of 199,472 shares under the Lincoln Park Purchase Agreement, for proceeds of approximately $1.7 million.

On April 11, 2017, we entered into an underwriting agreement with Maxim relating to the issuance and sale of 0.9 million shares of our common stock, par value $0.001 per share. The price to the public in the offering is $11.00 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $10.40 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the underwriting agreement, we granted Maxim a 45-day overallotment option to purchase up to 94,400 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 84,900 shares at $11.00 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

On June 1, 2018, the Company entered into a Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to sell shares of its common stock, par value $0.001, having an aggregate offering price of up to $6.5 million from time to time, through an “at the market” equity offering program (the “ATM program”) under which B. Riley FBR will act as sales agent.

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

Cytori Cell Therapy, or CCT, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions.  To bring this promise to health providers and their patients, we have developed certain novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated, standardized Celution devices, single-use Celution consumable sets, Celase reagent, and Intravase reagent.  Our CCT lead product candidate, Habeo™ Cell Therapy, was evaluated in a Cytori-sponsored U.S. randomized, placebo-controlled, double-blind, multi-center clinical trial, STAR (Scleroderma Treatment with Celution Processed Adipose Derived Regenerative Cells), for the treatment of impaired hand function in patients with scleroderma.  The STAR trial enrolled and evaluated 88 patients with scleroderma, including 51 patients within the diffuse cutaneous subset and 37 with limited cutaneous scleroderma. On July 24, 2017, we announced top-line, preliminary data and presented the full data analysis on October 18, 2017. Further, we recently received feedback from a FDA pre-submission meeting, indicating that a clinical trial focused on more severely affected diffuse systemic sclerosis patients could be an appropriate next step given the results of the STAR clinical trial.  We finalized meeting minutes and at this time, we do not have, and are not prepared to commit, the financial and other resources required in order to conduct an additional clinical trial of Habeo, and will instead look to partnering or out-licensing opportunities as a basis for any continued development. In addition, on January 22, 2018, we announced the investigator-initiated and Cytori-supported SCLERADEC-II clinical trial in France using Habeo Cell Therapy completed its enrollment and data is anticipated in the second half of 2018. Additional CCT treatments are in various stages of development in the areas of urology, wounds, and orthopedics.  Further, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources.  In March 2018, we announced a Japanese investigator-initiated study of ECCI-50 Cell Therapy in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, completed enrollment of 45 patients. Patients will be followed up for one-year post treatment and preliminary data on the ADRESU trial is expected in late 2018 or early 2019. The trial costs are substantially supported by the Japan Agency for Medical Research and Development, an independent administrative agency of the Government of Japan, with additional support from Cytori. Currently, we internally manufacture the Celution devices and consumables in the United States and the United Kingdom and source our Celase and Intravase reagents from a third-party supplier. We have contracted with a third-party manufacturer for the production of the consumables used in the manufacturing of our Products to improve scalability, reduce overhead and product costs of goods sold.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and consumables and associated reagents, in certain markets outside the U.S.  In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of Cytori Cell Therapy-related products.

The following table summarizes the components for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Product revenues - third party	$660	$969	$1,391	$1,560

We experienced a decrease of $0.3 million and $0.2 million in product revenue during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The decrease in the three-month period is primarily due to lower sales in Japan of $0.3 million and the decrease in the six-month period primarily due to lower sales in Americas of $0.2 million. During the three-month period ended June 30, 2017 we sold a Celution device and no device was sold in the same period in 2018.

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

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs, as well as amortization of intangible assets. The following table summarizes the components of our cost of revenues for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Cost of product revenues (excluding amortization of intangible assets and share-based compensation)	$322	$396	$590	$798
Amortization of intangible assets	306	306	613	612
Share-based compensation	2	5	6	13
Total cost of product revenues	$630	$707	$1,209	$1,423
Total cost of product revenues as % of product revenues	95.5%	73.0%	86.9%	91.2%

Cost of product revenues as a percentage of product revenues was 95.5% and 86.9% for the three and six months ended June 30, 2018 and 73.0% and 91.2% for the three and six months ended June 30, 2017.  Fluctuation in this percentage is due to our product mix, distributor and direct sales mix, geographic mix, foreign exchange rates, idle capacity, and allocation of overhead.

The future: We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. We are investigating various pricing options for our cellular therapeutics, which may help to increase our gross profit margins in 2018 and beyond.

Development revenues

Under our government contract with BARDA, we recognized a total of $0.9 million and $1.8 million in revenues for the three and six months ended June 30, 2018 which included allowable fees as well as cost reimbursements.  During the three and six months ended June 30, 2018, we incurred $0.8 million and $1.7 million in qualified expenditures, respectively. During the three and six months ended June 30, 2017, we recognized revenue of $0.5 million and $1.5 million and incurred $0.5 million and $1.4 million in qualified expenditures, respectively. The increase in revenues for the three and six months ended June 30, 2018 as compared to the same periods in 2017 is primarily due to slight increases in research and development activities related to BARDA.

The future: We entered into an amendment with BARDA in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020. We expect to begin enrollment of patients into the RELIEF trial in the second half of 2018.

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

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
General research and development	$1,926	$2,950	$4,405	$6,192
Share-based compensation	25	42	46	89
Total research and development expenses	$1,951	$2,992	$4,451	$6,281

The decrease in research and development expenses for the three and six months ended June 30, 2018 as compared to the same periods in 2017 is due primarily to decreases of approximately $0.6 million and $1.1 million for the three and six months periods in clinical study expenses as well as of  $0.3 million and $0.8 million in salaries and benefits as a result of completion of enrollment in our U.S. clinical trials enrolling in 2016, offset by an increase of $0.2 million and $0.3 million for the three and six months periods in professional services due to the RELIEF clinical trial activities.

The future:  We expect aggregate research and development expenditures remain consistent at current levels for the balance of 2018, as we begin our clinical activities on the RELIEF clinical trial and our ongoing development efforts of the recently acquired ATI-0918 asset from Azaya.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Sales and marketing	$511	$1,233	$1,162	$2,140
Share-based compensation	14	30	40	62
Total sales and marketing expenses	$525	$1,263	$1,202	$2,202

Sales and marketing expenses decreased by $0.7 million and $1.0 million during the three and six months ended June 30, 2018 as compared to the same periods in 2017 due primarily to decreases of $0.2 million and $0.3 million in salaries and benefits as well as of $0.3 million and $0.4 million in professional services because of the decreased efforts of our commercial activities for Habeo.

The future:  We expect sales and marketing expenditures to slightly decrease during the balance of 2018, as we decreased efforts on commercial readiness activities for Habeo in the U.S.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
General and administrative	$1,414	$1,985	$3,567	$3,981
Share-based compensation	55	134	147	246
Total general and administrative expenses	$1,469	$2,119	$3,714	$4,227

General and administrative expenses decreased by $0.6 million and $0.4 million during the three and six months ended June 30, 2018, as compared to the same periods in 2017 is primarily due to decreases of $0.4 million and $0.7 million in salaries and benefits as well as of $0.3 million and $0.4 million in professional services, consistent with our ongoing cost curtailment efforts. In addition, the expenses for the six-month period includes an increase of $0.6 million related to the termination of a Lease Agreement for office space for our corporate headquarters in San Diego, California (the “Lease”).

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

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Cost of product revenues	$2	$5	$6	$13
Research and development-related	25	42	46	89
Sales and marketing-related	14	30	40	62
General and administrative-related	55	134	147	246
Total share-based compensation	$96	$211	$239	$410

The decrease in share-based compensation expenses for the three and six months ended June 30, 2018 as compared to the same periods in 2017 is primarily related to a delayed annual grant to directors and officers, lower annual grant activity to remaining employees caused by reductions in headcount and due to the decline in the stock price during 2018 as compared to the same periods in 2017, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of June 30, 2018, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.4 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.44 years.

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

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Interest income	$5	$7	$19	$18
Interest expense	(444)	(538)	(866)	(1,129)
Other income (expense), net	(204)	63	148	228
Total	$(643)	$(468)	$(699)	$(883)
•	Interest expense decreased for the three months ended June 30, 2018 as compared to the same period in 2017, due to principal payments made on our debt from January through August 2017.
•

The changes in other income during the three months ended June 30, 2018 as compared to the same period in 2017 resulted primarily from changes in exchange rates related to transactions in foreign currencies.

The future: We expect interest expense in 2018 to decrease due to the decrease in the principal balance of the Loan and Security Agreement, dated May 29, 2015, with Oxford Finance LLC (“Oxford”).

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30,	As of December 31,
	2018	2017
Cash and cash equivalents	$3,079	$9,550

Current assets	$7,362	$14,864
Current liabilities	17,616	18,414
Working capital deficit	$(10,254)	$(3,550)

We incurred net losses of $3.7 million and $8.1 million for the three and six months ended June 30, 2018.  We have an accumulated deficit of $409.8 million as of June 30, 2018. Additionally, we have used net cash of $6.8 million to fund our operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement, with Oxford, as amended and further described in Note 4 to the consolidated condensed financial statements, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $3.1 million at June 30, 2018, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed 2017 Rights Offering (defined below), our Lincoln Park Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), the Loan and Security Agreement and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

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

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) relating to the issuance and sale of 0.9 million shares of our common stock, par value $0.001 per share. The price to the public in this offering was $11.00 per share. Maxim agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $10.40 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 94,400 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 84,900 shares at $11.00 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

On September 5, 2017, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance. We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.  In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1 per share for a minimum of ten consecutive business days during the second 180-day period. On June 8, 2018, the Company received written notice from Nasdaq that the Company has regained compliance with the Nasdaq Stock Market Listing Rule 5500(a)(2) concerning its minimum bid price per share of the Company’s common stock.

On November 28, 2017, we closed a rights offering originally filed under a Form S-1 registration statement in August 2017 (“2017 Rights Offering”). Pursuant to the 2017 Rights Offering, the Company sold an aggregate of 10,000 units consisting of a total of 10,000 shares of Series B Convertible Preferred Stock, immediately convertible into approximately 3,000,000 shares of common stock and 18,000,000 warrants, exercisable for an aggregate of 1,800,000 shares of common stock at an exercise price of $3.333 per share of common stock, resulting in total net proceeds to the Company of $8.8 million. These warrants became exercisable upon stockholder approval of an increase in the Company's authorized shares of common stock obtained at the 2018 Annual Meeting of Stockholders.

On June 1, 2018, we entered into a Sales Agreement with B. Riley FBR to sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time, through our ATM program under which B. Riley FBR will act as sales agent. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares, based upon our instructions, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and rules of Nasdaq. We will set the parameters for sales of shares through the ATM program, including the number of shares to be sold, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in one trading day, and any minimum price below which sales may not be made.  Under the Sales Agreement, B. Riley FBR may sell the shares by any method permitted by law deemed to be an “at the market offering,” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). We have no obligation to sell any shares and may at any time suspend offers and sales under the Sales Agreement. We and B. Riley FBR each have the right to terminate the Sales Agreement at any time upon prior written notice as provided in the Sales Agreement.  We will pay to B. Riley FBR a commission, or allow a discount, in an amount equal to 3.0% of the gross sales price per share of common stock sold through it as sales agent under the Sales Agreement. We have also agreed pursuant to the Sales Agreement to indemnify and provide contribution to B. Riley FBR against certain liabilities, including liabilities under the Securities Act. Although sales of our common stock have taken place pursuant to our ATM program, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of June 30, 2018, our public float was approximately 6.2 million shares, the value of which was $8.9 million based upon the closing price of our common stock of $1.45 on such date. The value of one-third of our public float calculated on the same basis was approximately $3.9 million. In addition, in connection with the 2018 Rights Offering (defined below), we and our subsidiaries have agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any common stock or securities convertible into or exercisable or exchangeable for common stock, subject to certain exceptions, until October 23, 2018.

On July 25, 2018, we closed a rights offering originally filed under a Form S-1 registration statement in April 2018 (“2018 Rights Offering”). Pursuant to the 2018 Rights Offering, the Company sold an aggregate of 6,723 units consisting of a total of 6,723 shares of Series C Convertible Preferred Stock, immediately convertible into approximately 8.4 million shares of common stock and 7,059,150 warrants, with each warrant exercisable for one share of common stock at an exercise price of $0.7986 per share, resulting in total net proceeds to the Company of approximately $5.7 million.

We continue to seek additional capital through product revenues, strategic transactions, including extension opportunities under our awarded U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”) contract, and from other financing alternatives. Without additional capital, current working capital and cash generated from sales will not provide adequate funding for research, sales and marketing efforts and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this would negatively affect our ability to achieve corporate growth goals.

Should we be unable to raise additional cash from outside sources, this would have a material adverse impact on our operations.

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

As of June 30, 2018, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the changes related to the termination of the Lease and Roche agreements.

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2018 and 2017 is summarized as follows (in thousands):

	For the six months ended June 30,
	2018	2017
Net cash used in operating activities	$(6,840)	$(9,855)
Net cash used in investing activities	(78)	(1,296)
Net cash (used in) provided by financing activities	(200)	7,685
Effect of exchange rate changes on cash and cash equivalents	12	13
Net decrease in cash and cash equivalents	$(7,106)	$(3,453)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2018 was $6.8 million. Overall, our operational cash use decreased during the six months ended June 30, 2018 as compared to the same period in 2017, due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $3.4 million offset by a cash outlay of $0.4 million in working capital.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2018 is related to purchase of fixed assets. During the same period in 2017, there were cash outflows for payment for long-lived assets purchased as part of Azaya’s acquisition of $1.2 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 is primarily related to costs from sale of common stock in 2017, which were paid in 2018. The net cash provided by the activities in the same period in 2017 is related to the proceeds from sale of common stock of $11.2 million, net of the corresponding cost from sale, offset by the payment of long-term obligations of $3.5 million.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes, other than the adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers during the three and six months ended June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2018, there have been no material changes in our market risks from those described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2018, we were not a party to any material legal proceeding.

On April 27, 2018, Lorem Vascular (“Lorem”) filed suit against the Company in the U.S. District Court for the Southern District of California alleging the Company breached an oral agreement made in 2013 to purchase 5% of Lorem’s common stock for an aggregate amount of $5.0 million, and seeking specific performance of the alleged oral agreement and damages in an amount to be determined at trial. The Company filed a motion to dismiss all of Lorem’s claims and on July 11, 2018 the Court granted the Company motion to dismiss Lorem’s claims, however, the Court dismissed the case without prejudice and Lorem is permitted to file a new complaint. On August 3, 2018, Lorem filed an amended complaint and the Company plans to file a motion to dismiss all of Lorem’s claims and believes the amended complaint is without merit. At June 30, 2018 and to this date, the probable outcome of this litigation cannot be determined, nor can the Company estimate a range of potential loss. In accordance with authoritative guidance on the evaluation of loss contingencies, the Company has not recorded an accrual related to this complaint.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2018, which we strongly encourage you to review with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. In addition to those risk factors, we identified the following new risks or substantive changes from the risks described in our Annual Report on Form 10-K. If any of the risks described in our Annual Report on Form 10-K, our Quarterly Reports, or discussed below actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations to profitability, including our continuing substantial research and development expenses. We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future.  Although it is difficult to predict future liquidity requirements, we believe that our $3.1 million in cash and cash equivalents on hand as of June 30, 2018 combined with the $5.7 million of net proceeds from the 2018 Rights Offering will be sufficient to fund our currently contemplated operations at least through the fourth quarter of 2018.  Our future capital requirements will depend on many factors, including:

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

We have secured capital historically from grant revenues, collaboration proceeds, and debt and equity offerings. We will need to secure substantial additional capital to fund our future operations. We cannot be certain that additional capital will be available on terms acceptable to us, or at all.  Our ability to raise capital was adversely affected when the FDA put a hold on our ATHENA cardiac trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  Subsequently, a continued downward trend in our stock price resulting from a number of factors, including (i) general economic and industry conditions, (ii) challenges faced by the regenerative medicine industry as a whole, (iii) the market’s unfavorable view of certain of our recent equity financings conducted in 2014, 2015 and 2018 (which financings were priced at a discount to market and included 100% warrant coverage), (iv) market concerns regarding our continued need for capital (and the effects of any future capital raising transactions we may consummate), (v) market perceptions of our ATHENA and ACT-OA clinical trial data, and (vi) our recent Nasdaq listing deficiency issues and resultant 1-for-15 reverse stock split in 2016 and 1-for-10 reverse stock split in 2018, made it more difficult to procure additional capital on terms reasonably acceptable to us.  Most recently, the release in July 2017 of the top-line data from our STAR trial, in which we announced the failure to achieve the trial’s primary and secondary endpoints, resulted in a further substantial decrease in our stock price.  Though our recent acquisition of the Cytori Nanomedicine business from Azaya Therapeutics, including our ATI-0918 and ATI-1123 drug candidates, appear to have been viewed favorably by our investors and the marketplace, we cannot assure you that this acquisition will not ultimately be viewed negatively and thus further hamper our efforts to attract additional capital. If we are unsuccessful in our efforts to raise any such additional capital, we may be required to take actions that could materially and adversely harm our business, including a possible significant reduction in our research, development and administrative operations (including reduction of our employee base), surrendering of our rights to some technologies or product opportunities, delaying of our clinical trials or regulatory and reimbursement efforts, or curtailing of or even ceasing operations.

Our financing plans include pursuing additional cash through use of offering programs, strategic corporate partnerships, licensing and sales of equity. In November 2017, we completed a public offering in which we distributed to holders of our common stock, at no charge, non-transferable subscription rights to purchase up to 10,000 units, each consisting of one share of our Series B Convertible Preferred Stock and 1,800 warrants to purchase shares of our common stock (exercisable for an aggregate of 180 shares of common stock), at a subscription price of $1,000 per unit, or the 2017 Rights Offering, raising a total of $10 million in gross proceeds. Each share of Series B Convertible Preferred Stock is convertible into approximately 300 shares of our common stock, subject to adjustment.  We sold a total of 10,000 units as part of the 2017 Rights Offering. Additionally, in July 2018, we completed a public offering in which we distributed to holders of our common stock and Series B Convertible Preferred Stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 20,000 units each consisting of one share of Series C Preferred Stock and 1,050 warrants to purchase one share of our common stock at a subscription price of $1,000 per unit, or the 2018 Rights Offering. Each share of Series C Preferred Stock is convertible into 1,253 shares of our common stock subject to adjustment.  We sold an aggregate of 6,723 units as part of the 2018 Rights Offering.

In addition, in December 2016, we entered into a purchase agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we may direct Lincoln Park to purchase up to $20.0 million in shares of our common stock from time to time over the 30-month period following March 31, 2017, subject to the satisfaction of certain conditions.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources or on terms acceptable to us.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of June 30, 2018, our public float was 6.2 million shares, the value of which was $8.9 million based upon the closing price of our common stock of $1.45 on such date. The value of one-third of our public float calculated on the same basis was approximately $3.0 million. In addition, in connection with the 2018 Rights Offering, we and our subsidiaries have agreed not to issue, enter into any agreement to issue, or announce the issuance or proposed issuance of any common stock or securities convertible into or exercisable or exchangeable for common stock, subject to certain exceptions, until October 23, 2018.

Further, our Loan and Security Agreement with Oxford Finance, LLC, or Oxford, as amended, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $3.1 million at June 30, 2018, combined with the $5.7 million of net proceeds from the 2018 Rights Offering, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant. If we are unable to avoid an event of default under the Loan and Security Agreement, our business could be severely harmed.

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

We sourced our Celase and Intravase reagents, which are used to process patients’ autologous adipose (fat) tissue, under an exclusive manufacturing arrangement with Roche Diagnostics Corporation, or Roche. We do not have a second qualified supplier to manufacture these reagents, and we estimate that it would take approximately two years to qualify another manufacturing source for our reagents. On June 8, 2018 we received written notice from Roche terminating its supply agreement with us.  If we are unable to renegotiate a new supply agreement with Roche or an alternative supplier for sufficient volumes of the reagents to meet our customer demand, or we are delayed in negotiating and executing a new supply agreement for sufficient volumes of the reagents, our business could be materially and adversely affected.

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

On September 5, 2017, we received a written notice from Nasdaq staff indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance. We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq staff of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.  In May 2018, we consummated a 1-for-10 reverse stock split pursuant to which the minimum bid price of our common stock rose above $1.00.  However, we may be unable to maintain compliance with our current minimum bid price obligation or other listing requirements, which could cause us to lose eligibility for continued listing on the Nasdaq Capital Market or any comparable trading market.  As of August 13, 2018, the closing price of our common stock was below $1.00 per share for 20 consecutive business days.

If we cease to be eligible to trade on Nasdaq:

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

Our share price is volatile, and you may not be able to resell our shares at a profit or at all.

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, some of which are beyond our control. These factors include, among other things:

•	fluctuations in our operating results or the operating results of our competitors;

•	the outcome of clinical trials involving the use of our products, including our sponsored trials;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	variance in our financial performance from the expectations of securities analysts;

•	changes in the estimates of the future size and growth rate of our markets;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;

•	conditions and trends in the markets we currently serve or which we intend to target with our product candidates;

•	changes in general economic, industry and market conditions;

•	success of competitive products and services;

•	changes in market valuations or earnings of our competitors;

•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;

•	our continuing ability to list our securities on an established market or exchange;

•	the timing and outcome of regulatory reviews and approvals of our products;

•	the commencement or outcome of litigation or threats of litigation involving our company, our general industry or both;

•

changes in our capital structure, such as future issuances of securities, the incurrence of additional debt or the exercise or conversion of securities exercisable or convertible into our common stock;

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

Absence of a public trading market for the Series T Warrants may limit your ability to resell the Series T Warrants.

In July 2018, we closed our rights offering to subscribe for units at a subscription price of $1,000 per unit, or the 2018 Rights Offering. Pursuant to the 2018 Rights Offering, we sold to our common stockholders of record and Series B Convertible Preferred Stockholders of record (as of June 26, 2018) an aggregate of 6,723 units consisting of a total of 6,723 shares of Series C Convertible Preferred Stock, immediately convertible into approximately 8.4 million shares of common stock and 7,059,150 warrants, or Series T Warrants, with each warrant exercisable for one share of common stock at an exercise price of $0.7986 per share.  There is no established trading market for the Series T Warrants. We have withdrawn our application to list the Series T Warrants for trading on Nasdaq because a sufficient number of Subscription Rights were not exercised so that the Series T Warrants would meet minimum listing criteria to be accepted for listing on Nasdaq. Even if a market for the Series T Warrants does develop, the price of the Series T Warrants may fluctuate and liquidity may be limited. If a market for the Series T Warrants does not develop, then purchasers of the Series T Warrants may be unable to resell the Series T Warrants or sell them only at an unfavorable price for an extended period of time, if at all. Future trading prices of the Series T Warrants will depend on many factors, including:

•	our operating performance and financial condition;
•	our ability to continue the effectiveness of the registration statement covering the Series T Warrants and the common stock issuable upon exercise of the Series T Warrants;

•	the interest of securities dealers in making a market; and
•	the market for similar securities.

The market price of our common stock may never exceed the exercise price of the Series T Warrants.

The Series T Warrants issued in connection with the 2018 Rights Offering became exercisable upon issuance and will expire 30 months from the date of issuance. The market price of our common stock may never exceed the exercise price of the Series T Warrants prior to their date of expiration. Any Series T Warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the Series T Warrant holder.

The Series T Warrants contain features that may reduce your economic benefit from owning them.

The Series T Warrants contain features that allow us to redeem the Series T Warrants.  We may redeem the Series T Warrants for $0.01 per Warrant once the closing price of our common stock has equaled or exceeded $3.63 per share, subject to adjustment, for 20 consecutive trading days, subject to certain conditions, provided that we may not do so prior to the first anniversary of closing of the Rights Offering, and only upon not less than 30 days’ prior written notice of redemption. If we give notice of redemption, you will be forced to sell or exercise your Series T Warrants or accept the redemption price. The notice of redemption could come at a time when it is not advisable or possible for you to exercise the Series T Warrants. As a result, you may be unable to benefit from owning the Series T Warrants being redeemed.

Since the Series T Warrants are executory contracts, they may have no value in a bankruptcy or reorganization proceeding.

In the event a bankruptcy or reorganization proceeding is commenced by or against us, a bankruptcy court may hold that any unexercised Series T Warrants are executory contracts that are subject to rejection by us with the approval of the bankruptcy court. As a result, holders of the Series T Warrants may, even if we have sufficient funds, not be entitled to receive any consideration for their Series T Warrants or may receive an amount less than they would be entitled to if they had exercised their Series T Warrants prior to the commencement of any such bankruptcy or reorganization proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	05/06/2014

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	10/08/2014

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/10/2016

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/23/2018

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

4.1	Form of Series T Warrant		POS AM	333-224502 Exhibit 4.28	07/09/2018

4.2	Form of Non-Transferable Subscription Rights Certificate		POS AM	333-224502 Exhibit 4.35	07/09/2018

4.3	Form of Series T Warrant Agent Agreement between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc.		POS AM	333-224502 Exhibit 4.36	07/09/2018

10.1#	2014 Equity Incentive Plan of Cytori Therapeutics, Inc., as Amended and Restated.		DEF 14A	001-34375 Appendix A	04/06/2018

10.2	Sales Agreement, dated June 1, 2018, by and between Cytori Therapeutics, Inc. and B. Riley FBR, Inc.		8-K	001-34375 Exhibit 10.1	06/01/2018

10.3	Second Amendment to Loan and Security Agreement, dated June 19, 2018, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 14, 2018		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: August 14, 2018		Tiago Girao
VP of Finance and Chief Financial Officer