Form 10-Q
period 2018-09-30
CYTORI THERAPEUTICS, INC.
filed 2018-11-14
CIK 1095981

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, there were 13,201,410 shares of the registrant’s common stock outstanding.

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of September 30, 2018	As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$6,806	$9,550
Accounts receivable, net of reserves of $185 in 2018 and $167 in 2017	440	145
Restricted cash	40	675
Inventories, net	2,814	3,183
Other current assets	654	1,311
Total current assets	10,754	14,864

Property and equipment, net	2,648	3,052
Other assets	1,938	2,570
Intangibles, net	6,270	7,207
Goodwill	3,922	3,922
Total assets	$25,532	$31,615
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,645	$4,790
Term loan obligations, net of discount	14,007	13,624
Total current liabilities	17,652	18,414

Deferred revenues	187	94
Long-term deferred rent and other	83	107
Warrant liability	1,472	—
Total liabilities	19,394	18,615

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 23,500 shares issued; 4,624 and 2,431 shares outstanding in 2018 and 2017, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,691,293 and 5,782,573 shares issued and outstanding in 2018 and 2017, respectively	67	58
Additional paid-in capital	417,036	413,304
Accumulated other comprehensive income	1,182	1,387
Accumulated deficit	(412,147)	(401,749)
Total stockholders’ equity	6,138	13,000
Total liabilities and stockholders’ equity	$25,532	$31,615

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenues	$858	$467	$2,249	$2,027
Cost of product revenues	322	181	918	992
Amortization of intangible assets	306	306	919	919
Gross profit (loss)	230	(20)	412	116

Development revenues:
Government contracts and other	454	1,306	2,270	2,856
	454	1,306	2,270	2,856
Operating expenses:
Research and development	1,916	3,004	6,366	9,284
Sales and marketing	453	840	1,656	3,043
General and administrative	1,486	1,785	5,199	6,012
Change in fair value of warrants	(1,676)	—	(1,676)	—
In process research and development acquired from Azaya Therapeutics	—	—	—	1,686
Total operating expenses	2,179	5,629	11,545	20,025
Operating loss	(1,495)	(4,343)	(8,863)	(17,053)

Other income (expense):
Interest income	11	5	30	24
Interest expense	(512)	(474)	(1,379)	(1,603)
Other income (expense), net	9	5	157	233
Issuance costs of warrants	(343)	—	(343)	—
Total other expense	(835)	(464)	(1,535)	(1,346)
Net loss	$(2,330)	$(4,807)	$(10,398)	$(18,399)
Beneficial conversion feature for convertible preferred stock	(2,487)	$—	(2,487)	$—
Net loss allocable to common stockholders	$(4,817)	$(4,807)	$(12,885)	$(18,399)

Basic and diluted net loss per share attributable to common stockholders	$(0.55)	$(1.39)	$(1.85)	$(6.22)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	8,716,194	3,449,083	6,972,615	2,956,403

Comprehensive loss:
Net loss	$(2,330)	$(4,807)	$(10,398)	$(18,399)
Other comprehensive loss – foreign currency translation adjustments	(55)	16	(205)	(59)
Comprehensive loss	$(2,385)	$(4,791)	$(10,603)	$(18,458)

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,398)	$(18,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,465	1,618
Amortization of deferred financing costs and debt discount	383	580
In process research and development acquired from Azaya Therapeutics	—	1,686
Provision for excess inventory	433	413
Allocation of issuance costs associated with warrants	343	—
Change in fair value of warrants	(1,676)	—
Share-based compensation expense	325	588
Loss on asset disposal	23	9
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(316)	991
Inventories	615	457
Other current assets	514	(284)
Other assets	7	74
Accounts payable and accrued expenses	(1,274)	(1,746)
Deferred revenues	93	6
Long-term deferred rent	(24)	103
Net cash used in operating activities	(9,487)	(13,904)
Cash flows from investing activities:
Purchases of property and equipment	(128)	(271)
Proceeds from sale of assets	—	10
Purchase of long-lived assets part of Azaya Therapeutics' acquisition	—	(1,201)
Net cash used in investing activities	(128)	(1,462)
Cash flows from financing activities:
Principal payments on long-term obligations	—	(4,720)
Proceeds from sale of common and preferred stock, net	6,246	12,377
Net cash provided by financing activities	6,246	7,657
Effect of exchange rate changes on cash and cash equivalents	(10)	11
Net decrease in cash and cash equivalents	(3,379)	(7,698)
Cash, cash equivalents, and restricted cash at beginning of period	10,225	12,910
Cash, cash equivalents, and restricted cash at end of period	$6,846	$5,212
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$990	$1,059
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$7	$—
Common stock issued in payment for the assets acquired from Azaya Therapeutics	$—	$2,311

SEE NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2018

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2017 has been derived from the audited financial statements at December 31, 2017, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (collectively, the “Company”) have been included.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 9, 2018.

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

Recently Issued and Recently Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. Although the Company is in the process of evaluating the impact the adoption of ASU 2016-02 will have on its financial statements, the Company expects the most significant changes will be the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for its real estate operating lease commitments.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 31, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services. ASU 2014-09 and all subsequent amendments (collectively, the “new standards”) may be applied using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have adopted the standards beginning this first quarter of 2018 using the modified retrospective method. Overall, the timing or amounts related to the revenue recognition under the new standards did not differ from our previously applied revenue recognition policy. Our product revenues are recognized at a point in time, which is when control transfers to the customer.  We have made an accounting policy election to treat shipping and handling activities that occur after the customer obtains control of the goods as fulfillment costs. There was no cumulative effect of applying the new standards as of the adoption date on January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this standard, in the first quarter of 2018, changed the presentation of our statement of cash flows to include our restricted cash balance with the non-restricted cash balances. The new guidance did not have a material impact on the Company's consolidated financial statements. Cash, cash equivalents, and restricted cash reported on the consolidated condensed statements of cash flows includes restricted cash of $0.4 million, $0.4 million, $0.7 million, and $40,000 as of December 31, 2016, September 30, 2017, December 31, 2017 and September 30, 2018, respectively.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, reviewing goodwill and intangible assets for impairment, determining the assumptions used in measuring share-based compensation expense, valuing warrants, measuring expense related to our in-process research and development acquisition, and valuing allowances for doubtful accounts and inventory reserves.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

3.	Liquidity

We incurred net losses of $2.3 million and $10.4 million for the three and nine months ended September 30, 2018.  We have an accumulated deficit of $412.1 million as of September 30, 2018.  Additionally, we have used net cash of $9.5 million to fund our operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement (defined in Note 4), with Oxford Finance, LCC (“Oxford”), as further described in Note 4, requires maintaining a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement and requires us to make an aggregate of $7.0 million in principal payments on or before December 31, 2018. Based on our cash and cash equivalents on hand of approximately $6.8 million at September 30, 2018, the Company estimates that it will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under its $1.5 million minimum cash/cash equivalents covenant and to make an aggregate of $7.0 million in principal payments on or before December 31, 2018.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed 2018 Rights Offering (defined in Note 3 below), our Lincoln Park Purchase Agreement (defined in Note 11) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), the 2017 Rights Offering (defined in Note 3 below), the Loan and Security Agreement and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC “Maxim”) relating to the issuance and sale of 0.9 million shares of our common stock. The price to the public in this offering was $11.00 per share. Maxim purchased the shares from us pursuant to the Underwriting Agreement at a price of $10.40 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 94,400 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 84,900 shares at $11.00 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

On September 5, 2017, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance.  We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital market, with the exception of the bid price requirement, and providing notice to Nasdaq of our intent to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1 per share for a minimum of ten consecutive business days during the second 180-day period. On June 8, 2018, we received written notice from Nasdaq that we had regained compliance with the Nasdaq Stock Market Listing Rule 5500(a)(2) concerning our minimum bid price per share of our common stock.

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

On June 1, 2018, we entered into a Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time, through an “at the market” equity offering program (the “ATM program”) under which B. Riley FBR will act as sales agent. Through September 30, 2018, we have sold a total of 1.5 million shares for proceeds of approximately $0.8 million through the ATM program.

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

On August 28, 2018, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until February 25, 2019, in which to regain compliance.  In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1 per share for a minimum of ten consecutive business days during the 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.

On September 21, 2018, Cytori entered into a purchase agreement and a registration rights agreement, with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares of the Company’s common stock over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions.  See Note 11 for further discussion on the Lincoln Park Agreement.

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

On May 29, 2015, the Company entered into the Loan and Security Agreement, dated May 29, 2015, with Oxford (the “Loan and Security Agreement”), pursuant to which it funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, we were previously required to make interest only payments through June 1, 2016 and thereafter we were required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2019, the maturity date. On February 23, 2016, we received an acknowledgement and agreement from Oxford related to the positive data on our U.S. ACT-OA clinical trial. As a result, pursuant to the Loan and Security Agreement, the period for which we are required to make interest-only payments was extended from July 1, 2016 to January 1, 2017. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, we are required to make a final payment in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to Oxford warrants to purchase an aggregate of 9,444 shares of our common stock at an exercise price of $103.50 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

On September 20, 2017, the Company entered into an amendment to the Term Loan, pursuant to which, among other things, Oxford agreed to reduce the minimum liquidity covenant level originally at $5 million to $1.5 million.  The amendment also extended the interest-only period under the Loan Agreement through August 1, 2018, as the Company successfully closed on a financing and received unrestricted net cash proceeds in excess of $5 million on or before December 29, 2017.

On June 19, 2018, the Company entered into a second amendment (the “Second Amendment”) to the Term Loan with Oxford. The Second Amendment extends the interest-only period under the Term Loan to December 1, 2018 if the Company receives unrestricted gross cash proceeds of at least $15 million from the sale and issuance of the Company’s equity securities on or before August 31, 2018. The Company agreed to pay Oxford an amendment fee of $250,000 at the earlier of maturity or acceleration of the loan.

On August 31, 2018, the Company entered into a third amendment (the “Third Amendment”) to the Term Loan with Oxford. The Third Amendment extends the interest-only period under the Term Loan to December 31, 2018 and also requires that the Company pay to Oxford, in accordance with its pro rata share of the loans, 75% of all proceeds received (i) from the issuance and sale of unsecured subordinated convertible debt, (ii) in connection with a joint venture, collaboration or other partnering transaction, (iii) in connection with any licenses, (iv) from dividends (other than non-cash dividends from wholly owned subsidiaries) and (v) from the sale of any assets (such requirement, the “Prepayment Requirement”).  The Prepayment Requirement does not apply to proceeds from the sale and issuance of the Company’s equity securities, other than convertible debt.  The Prepayment Requirement shall apply until an aggregate principle amount of $7.0 million has been paid pursuant to the Prepayment Requirement.  However, if less than $7.0 million has been paid pursuant to the Prepayment Requirement on December 31, 2018 then the Company is required to promptly make additional payments until an aggregate principal amount of $7.0 million has been paid. The Company agreed to pay Oxford an amendment fee of $50,000 at the earlier of maturity or acceleration of the loan.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving certain liquidity level when the total principal outstanding under the Loan Agreement is less than $3 million. As of September 30, 2018, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

Our interest expense for the three and nine months ended September 30, 2018 and 2017 was $0.5 million and $1.4 million and was $0.5 million and $1.6 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.2 million and $0.4 million for the three and nine months ended September 30, 2018 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Term Loan Agreement contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by us or a declaration of material adverse change by our lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could materially harm our financial condition. As of September 30, 2018, we were in compliance with all covenants under the Term Loan and have not received any notification or indication from Oxford to invoke the material adverse change clause. However, due to our current cash flow position and the substantial doubt about our ability to continue as a going concern, the entire principal amount of the Term Loan has been reclassified to short-term. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

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

The following table represents revenue by product (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Consumable	$692	$389	$1,845	$1,338
Device	101	25	194	551
Other products	65	53	210	138
	$858	$467	$2,249	$2,027

Product revenues, classified by geographic location, are as follows (in thousands):

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$199	23%	$112	24%	$249	11%	$315	15%
Japan	535	62%	279	60%	1,693	75%	1,434	71%
EMEA	114	14%	18	4%	262	12%	204	10%
Asia Pacific	10	1%	58	12%	45	2%	74	4%
Total product revenues	$858	100%	$467	100%	$2,249	100%	$2,027	100%

Concentration of Significant Customers

Two direct customers accounted for 58% of our revenue recognized for the nine months ended September 30, 2018.  Three direct customers accounted for 72% of total outstanding accounts receivable (excluding receivables from BARDA) as of September 30, 2018.

Six direct customers comprised 61% of our revenue recognized for the nine months ended September 30, 2017.  Four direct customers accounted for 78% of total outstanding accounts receivable as of September 30, 2017.

Development Revenue

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA which is outside of the scope of the new revenue recognition guidance. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $0.5 million and $2.3 million in development revenue for the three and nine months ended September 30, 2018, as compared to $1.3 million and $2.9 million for the three and nine months ended September 30, 2017.

6.	Inventories

Inventories are carried at the lower of cost or net realizable value, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$698	$681
Work in process	418	722
Finished goods	1,698	1,780
	$2,814	$3,183

7.	Loss per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders as of September 30, 2018 and 2017, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 14.1 million as of September 30, 2018, which includes 9.2 million outstanding warrants and 0.2 million options, 4.7 million shares of preferred stock, and restricted stock awards. Potentially dilutive common shares excluded from the calculation of diluted loss per share were 0.5 million as of September 30, 2017.

8.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of September 30, 2018, we have clinical research study obligations of $3.2 million, $1.7 million of which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

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

On April 27, 2018, Lorem Vascular (“Lorem”) filed suit against the Company in the U.S. District Court for the Southern District of California alleging the Company breached an oral agreement made in 2013 to purchase 5% of Lorem’s common stock for an aggregate amount of $5.0 million, and seeking specific performance of the alleged oral agreement and damages in an amount to be determined at trial. The Company filed a motion to dismiss all of Lorem’s claims, and on July 11, 2018 the Court granted the Company’s motion to dismiss. Lorem filed an amended complaint on August 3, 2018, advancing similar causes of action and seeking similar relief. Cytori filed a renewed motion to dismiss on August 27, 2018, and on October 1, 2018, Lorem voluntarily dismissed its amended complaint in its entirety.

On August 31, 2018, we filed a Demand for Arbitration with the American Arbitration Association in San Diego, California, against Bimini Technologies LLC (“Bimini”) for fraud and breach of a Sale and Exclusive License/Supply Agreement made in 2013 under which Bimini licensed rights to the Company’s Standalone Fat Transplantation, including the Puregraft Product Line and associated trademarks.  Our arbitration demand alleges that Bimini failed to make a $1.0 million milestone payment due to the Company after Bimini achieved $10.0 million in gross profits from the sale of the Company’s Puregraft product line, and Bimini deceived the Company about Bimini’s true gross profits figures.  Our arbitration demand seeks that $1.0 million milestone payment, as well prejudgment interest and attorneys’ fees.  On October 29, 2018 Bimini made the $1.0 million milestone payment. The parties subsequently entered into a settlement agreement resolving the claims in the Demand for Arbitration.

9.	Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at September 30, 2018, and as of December 31, 2017, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders. There were 13,500 shares of Series A 3.6% Convertible Preferred Stock and 10,000 Series B Convertible Preferred Stock that had been issued at September 30, 2018 and December 31, 2017, respectively. There were no shares of Series A 3.6% Convertible Preferred Stock outstanding as of either date. There were 1,114 and 2,431 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

Based on the relevant authoritative accounting guidance, the warrants were liability classified at the issuance date. The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $3.63 per share, subject to adjustment, for 20 consecutive trading days. The initial fair value of the liability associated with these warrants was $3.1 million, and the fair value decreased to $1.5 million as of September 30, 2018. The main driver for the change in the fair value of warrants at September 30, 2018, was related to the change in our stock price. All future changes in the fair value of the warrants will be recognized in our consolidated statements of operations until they are either exercised or expire.  The warrants are not traded in an active securities market, and as such the estimated the fair value as of September 30, 2018 was determined by using an option pricing model with the following assumptions:

	As of September 30, 2018	As of July 25, 2018 (inception date)
Expected term	2.3 years	2.5 years
Common stock market price	$0.41	$0.72
Risk-free interest rate	2.83%	2.70%
Expected volatility	120%	112%
Resulting fair value (per warrant)	$0.21	$0.45

Expected volatility was computed using daily pricing observations of traded shares of Cytori for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the warrants. The risk-free interest rate is the U.S. Treasury bond rate as of the valuation date.

Fluctuations in the fair value of the warrants are impacted by unobservable inputs, most significantly the assumption with regards to future equity issuances and its impact to the down-round protection feature. Significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement. The following table summarizes the change in our Level 3 warrant liability value (in thousands):

Nine months ended
Warrant liability	September 30, 2018
Beginning balance	$3,148
Change in fair value	(1,676)
Ending balance	$1,472

The fair value of the common stock into which the Series C Preferred Stock was convertible on the date of issuance exceeded the proceeds allocated to the preferred stock, resulting in the beneficial conversion feature that we recognized as a deemed dividend to the preferred stockholders and, accordingly, an adjustment to net loss to arrive at net loss allocable to common stockholders.  We recorded a deemed dividend within additional paid-in capital of $2.5 million for the quarter ended September 30, 2018, related to a beneficial conversion feature included in the issuance of our Series C Convertible Preferred Stock.  There were 3,510 shares of Series C Preferred Stock outstanding as of September 30, 2018.

Common Stock

On April 11, 2017, we entered into the Underwriting Agreement with Maxim relating to the issuance and sale of 0.9 million shares of our common stock. The price to the public in the offering was $11.00 per share. Maxim purchased the shares from us pursuant to the Underwriting Agreement at a price of $10.40 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day overallotment option to purchase up to 94,400 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 84,900 shares at $11.00 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

On June 1, 2018, the Company entered into a Sales Agreement with B. Riley FBR to sell shares of its common stock having an aggregate offering price of up to $6.5 million through its ATM program. Through September 30, 2018, the Company sold a total of 1.5 million shares for proceeds of approximately $0.8 million through the ATM program.

On September 21, 2018, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares, of the Company’s common stock, over the 24-month period following October 15, 2018. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 250,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. The Company’s sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of no more than 4.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event under an accelerated purchase will shares be sold to Lincoln Park on a day the closing price of the Company’s common stock is less than the floor price of $0.25 per share as set forth in the Lincoln Park Purchase Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, includes the following sections:

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

We encourage you to read the risks described under “Risk Factors” carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.  Such forward-looking statements are not guarantees of future performance.

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

The Cytori Nanomedicine platform features a versatile nanoparticle technology for drug encapsulation and delivery that has thus far provided the foundation to bring two drugs into mid/late stage clinical trials.  Nanoparticle encapsulation is a clinically proven technology and has been shown to help improve the pharmacokinetic properties of many drugs, thus potentially enhancing the therapeutic profile and patient benefits.  Our lead oncology drug candidate, ATI-0918 is a generic version of Janssen’s Caelyx® pegylated liposomal encapsulated doxorubicin for the treatment of breast and ovarian cancer, multiple myeloma, and Kaposi’s sarcoma.  Pegylated liposomal encapsulated doxorubicin is a heavily relied upon chemotherapeutic used in many cancer types on a global basis.  We believe that data from a 60-patient European study of ATI-0918 has met the statistical criteria for bioequivalence to Janssen’s Caelyx®, the current reference listed drug in Europe.  We intend that these bioequivalence data will serve as a basis for our planned regulatory submission to the European Medicines Agency, or EMA, for ATI-0918. We are currently evaluating our strategic options to bring ATI-0918 to the U.S., China, and other markets.  Our second oncology drug candidate is ATI-1123, which is a patented, albumin-stabilized liposomal encapsulated docetaxel. Docetaxel is a well-accepted and often used chemotherapeutic drug used for many cancers.  A Phase I clinical trial of ATI-1123 has been completed and published, and we are investigating possible expansion of this trial to Phase II, potentially in conjunction with a development partner. We recently received FDA orphan drug designation for ATI-1123 for the treatment of small cell lung cancer. Finally, in connection with our acquisition of the ATI-0918 and ATI-1123 drug candidates, we have acquired know-how (including proprietary processes and techniques) and a scalable nanoparticle manufacturing plant in San Antonio, Texas from which we intend to manufacture commercial quantities of our nanoparticle-encapsulated and -delivered drugs.

Cytori Cell Therapy, or CCT, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions. To bring this promise to health care providers and patients, we have developed certain novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated, standardized Celution devices, single-use Celution consumable sets, Celase reagent, and Intravase reagent.  Our CCT lead product candidate, Habeo Cell Therapy, was evaluated in a Cytori-sponsored U.S. randomized, placebo-controlled, double-blind, multi-center clinical trial, STAR (Scleroderma Treatment with Celution Processed Adipose Derived Regenerative Cells), for the treatment of impaired hand function in patients with scleroderma.  The STAR trial enrolled and evaluated 88 patients with scleroderma, including 51 patients within the diffuse cutaneous subset and 37 with limited cutaneous scleroderma. On July 24, 2017, we announced top-line, preliminary data and presented the full data analysis on October 18, 2017. Feedback from a FDA pre-submission meeting, indicated that a clinical trial focused on more severely affected diffuse systemic sclerosis patients could be an appropriate next step given the results of the STAR clinical trial. FDA meeting minutes following the STAR trial are finalized but as of today, we are not prepared to commit, the financial and other resources required to conduct an additional clinical trial of Habeo. We will instead look to partnering or out-licensing opportunities as the primary basis for continued development. In addition, on January 22, 2018, we announced the investigator-initiated and Cytori-supported SCLERADEC-II clinical trial in France using Habeo Cell Therapy completed its enrollment and data is anticipated in the fourth quarter of 2018. Additional CCT treatments are in various stages of development in the areas of urology, wounds, and orthopedics. Furthermore, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources.  In March 2018, we announced a Japanese investigator-initiated study of ECCI-50 Cell Therapy in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, completed enrollment of 45 patients. Patients will be followed up for one-year post treatment and preliminary data on the ADRESU trial is expected in early 2019. The trial costs are substantially supported by the Japan Agency for Medical Research and Development, an independent administrative agency of the Government of Japan, with additional support from Cytori. We entered into an amendment to our agreement with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority, BARDA, in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020. We have initiated the clinical trial and expect to begin enrollment of patients into the RELIEF trial within the next four months. Currently, we internally manufacture the Celution devices, outsource Celution consumables in the United States and source our Celase and Intravase reagents from a third-party supplier. We have contracted with a third-party manufacturer for the production of the Celution consumables used in the manufacturing of our products to improve scalability, reduce overhead and product costs of goods sold.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and consumables and associated reagents, in certain markets outside the U.S.  In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of Cytori Cell Therapy-related products.

The following table summarizes the components for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenues - third party	$858	$467	$2,249	$2,027

We experienced an increase of $0.4 million and $0.2 million in product revenue during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increases in the three and nine months ended September 30, 2018 are primarily due to higher sales of Celution consumable sets in Japan.

The future:  We expect to continue to generate increased consumable utilization and a majority of product revenues from the sale of Cytori Cell Therapy-related products to researchers, clinicians, and distributors in all regions. In Japan and EMEA, researchers will use our technology in ongoing and new investigator-initiated and funded studies focused on, but not limited to, hand scleroderma, breast cancer-related lymphedema, Crohn’s disease, peripheral artery disease, erectile dysfunction, liver cirrhosis, and diabetic foot ulcers.  In the US, researchers will use our technology in an ongoing study focused on hip osteonecrosis.

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs, as well as amortization of intangible assets. The following table summarizes the components of our cost of revenues for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product revenues (excluding amortization of intangible assets and share-based compensation)	$320	$176	$910	$974
Amortization of intangible assets	306	306	919	919
Share-based compensation	2	5	8	18
Total cost of product revenues	$628	$487	$1,837	$1,911
Total cost of product revenues as % of product revenues	73.2%	104.3%	81.7%	94.3%

Cost of product revenues as a percentage of product revenues was 73.2% and 81.7% for the three and nine months ended September 30, 2018 and 104.3% and 94.3% for the three and nine months ended September 30, 2017.  Fluctuation in this percentage is due to our product mix, distributor and direct sales mix, geographic mix, foreign exchange rates, idle capacity, and allocation of overhead.

The future: We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. We are investigating various pricing options for our cellular therapeutics, which may help to increase our gross profit margins in 2018 and beyond.

Development revenues

Under our government contract with BARDA, we recognized a total of $0.5 million and $2.3 million in revenues for the three and nine months ended September 30, 2018 which included allowable fees as well as cost reimbursements.  During the three and nine months ended September 30, 2018, we incurred $0.4 million and $2.1 million in qualified expenditures, respectively. During the three and nine months ended September 30, 2017, we recognized revenue of $1.3 million and $2.9 million and incurred $1.2 million and $2.7 million in qualified expenditures, respectively. The decrease in revenues for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 is primarily due to slight decrease in research and development activities related to BARDA delays experienced in enrollments.

The future: We entered into an amendment with BARDA in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020. We expect to begin enrollment of patients into the RELIEF trial within the next four months.

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

The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
General research and development	$1,892	$2,976	$6,296	$9,168
Share-based compensation	24	28	70	116
Total research and development expenses	$1,916	$3,004	$6,366	$9,284

The decrease in research and development expenses for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 is due primarily to decreases of approximately $0.8 million and $1.6 million for the three and nine months periods in clinical study expenses as well as a decrease of $0.2 million and $1.0 million in salaries and benefits as a result of completion of enrollment in our U.S. STAR clinical trial enrolling in 2017, and decrease of $0.1 million and $0.4 million in rent expenses, offset by an increase of $0.2 million and $0.5 million for the three and nine months periods in professional services incurred as part of the RELIEF clinical trial activities.

The future:  We expect aggregate research and development expenditures remain consistent at current levels for the balance of 2018, as we work on clinical activities on the RELIEF clinical trial and our ongoing development efforts of the recently acquired ATI-0918 asset from Azaya.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and marketing	$442	$812	$1,605	$2,952
Share-based compensation	11	28	51	91
Total sales and marketing expenses	$453	$840	$1,656	$3,043

Sales and marketing expenses decreased by $0.4 million and $1.3 million during the three and nine months ended September 30, 2018 as compared to the same periods in 2017 due primarily to decreases of $0.2 million and $0.5 million in salaries and benefits as well as of $0.1 million and $0.5 million in professional services because of the decreased efforts of our commercial activities for Habeo.

The future:  We expect sales and marketing expenditures to slightly decrease during the balance of 2018, as we decreased efforts on commercial readiness activities for Habeo in the U.S.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$1,437	$1,668	$5,003	$5,649
Share-based compensation	49	117	196	363
Total general and administrative expenses	$1,486	$1,785	$5,199	$6,012

General and administrative expenses decreased by $0.2 million and $0.6 million during the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The decrease is primarily due to decreases of $0.1 million and $0.7 million in salaries and benefits as well as decreases of $0.2 million and $0.6 million in professional services, consistent with our ongoing cost curtailment efforts and restructuring activities implemented in September 2017. In addition, the expenses for the nine-month period includes an increase of $0.6 million related to the termination of a Lease Agreement for office space for our corporate headquarters in San Diego, California, or the Lease.

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

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product revenues	$2	$5	$8	$18
Research and development-related	24	28	70	116
Sales and marketing-related	11	28	51	91
General and administrative-related	49	117	196	363
Total share-based compensation	$86	$178	$325	$588

The decrease in share-based compensation expenses for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 is primarily related to a delayed annual grant to directors and officers, lower annual grant activity to remaining employees caused by reductions in headcount and due to the decline in the stock price during 2018 as compared to the same periods in 2017, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of September 30, 2018, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.4 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.42 years.

Change in fair value of warrants

The following table summarizes the change in fair value of warrant liability for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Change in fair value of warrants	$1,676	$-	$1,676	$-

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs. See Note 11 to the consolidated financial statements included elsewhere herein for disclosure and discussion of our warrant liability.

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

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$11	$5	$30	$24
Interest expense	(512)	(474)	(1,379)	(1,603)
Other income (expense), net	9	5	157	233
Issuance costs of warrants	(343)	—	(343)	—
Total	$(835)	$(464)	$(1,535)	$(1,346)
•	Interest expense decreased for the nine months ended September 30, 2018 as compared to the same period in 2017, due to principal payments made on our debt from January through August 2017.
•

The changes in other income during the nine months ended September 30, 2018 as compared to the same period in 2017 resulted primarily from changes in exchange rates related to transactions in foreign currencies.

•	This balance relates to financings issuance costs allocated to the warrants issued in July 2018.

The future: We expect interest expense in 2018 to remain consistent for the balance of the year.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30,	As of December 31,
	2018	2017
Cash and cash equivalents	$6,806	$9,550

Current assets	$10,754	$14,864
Current liabilities	17,652	18,414
Working capital deficit	$(6,898)	$(3,550)

We incurred net losses of $2.3 million and $10.4 million for the three and nine months ended September 30, 2018.  We have an accumulated deficit of $412.1 million as of September 30, 2018. Additionally, we have used net cash of $9.5 million to fund our operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement, with Oxford, as amended and further described in Note 4 to the consolidated condensed financial statements, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement and requires us to make an aggregate of $7.0 million in principal payments on or before December 31, 2018. Based on our cash and cash equivalents on hand of approximately $6.8 million at September 30, 2018, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant and make an aggregate of $7.0 million in principal payments on or before December 31, 2018.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed 2018 Rights Offering (defined below), our Lincoln Park Purchase Agreement (defined below) with Lincoln Park Capital Fund, LLC, or Lincoln Park, the 2017 Rights Offering (defined below), the Loan and Security Agreement and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

On April 11, 2017, we entered into an underwriting agreement, or the Underwriting Agreement, with Maxim Group LLC, or Maxim, relating to the issuance and sale of 0.9 million shares of our common stock. The price to the public in this offering was $11.00 per share. Maxim purchased the shares from us pursuant to the Underwriting Agreement at a price of $10.40 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 94,400 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 84,900 shares at $11.00 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

On September 5, 2018, we received a written notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance. We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1 per share for a minimum of ten consecutive business days during the second 180-day period. On June 8, 2018, we received written notice from Nasdaq that we had regained compliance with the Nasdaq Stock Market Listing Rule 5500(a)(2) concerning our minimum bid price per share of our common stock.

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

On June 1, 2018, we entered into a Sales Agreement with B. Riley FBR to sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time, through our ATM program under which B. Riley FBR will act as sales agent. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares, based upon our instructions, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and rules of Nasdaq. We will set the parameters for sales of shares through the ATM program, including the number of shares to be sold, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in one trading day, and any minimum price below which sales may not be made.  Under the Sales Agreement, B. Riley FBR may sell the shares by any method permitted by law deemed to be an “at the market offering,” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We have no obligation to sell any shares and may at any time suspend offers and sales under the Sales Agreement. We and B. Riley FBR each have the right to terminate the Sales Agreement at any time upon prior written notice as provided in the Sales Agreement.  We will pay to B. Riley FBR a commission, or allow a discount, in an amount equal to 3.0% of the gross sales price per share of common stock sold through it as sales agent under the Sales Agreement. We have also agreed pursuant to the Sales Agreement to indemnify and provide contribution to B. Riley FBR against certain liabilities, including liabilities under the Securities Act. Although sales of our common stock have taken place pursuant to our ATM program, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of September 30, 2018, our public float was approximately 11.7 million shares, the value of which was $4.7 million based upon the closing price of our common stock of $0.41 on such date. The value of one-third of our public float calculated on the same basis was approximately $1.6 million.

On July 25, 2018, we closed a rights offering originally filed under a Form S-1 registration statement in April 2018, or the 2018 Rights Offering. Pursuant to the 2018 Rights Offering, the Company sold an aggregate of 6,723 units consisting of a total of 6,723 shares of Series C Convertible Preferred Stock, immediately convertible into approximately 8.4 million shares of common stock and 7,059,150 warrants, with each warrant exercisable for one share of common stock at an exercise price of $0.7986 per share, resulting in total net proceeds to the Company of approximately $5.7 million.

On August 28, 2018, we received a written notice from Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until February 25, 2019, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1 per share for a minimum of ten consecutive business days during the 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.

On September 21, 2018, we entered into a purchase agreement and a registration rights agreement, with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares of our common stock over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions.

We continue to seek additional capital through product revenues, strategic transactions, including extension opportunities under our awarded BARDA contract, and from other financing alternatives. Without additional capital, current working capital and cash generated from sales will not provide adequate funding for research, sales and marketing efforts and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this would negatively affect our ability to achieve corporate growth goals.

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

As of September 30, 2018, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except for the changes related to the termination of the Lease and Roche agreements.

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017 is summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(9,487)	$(13,904)
Net cash used in investing activities	(128)	(1,462)
Net cash provided by financing activities	6,246	7,657
Effect of exchange rate changes on cash and cash equivalents	(10)	11
Net decrease in cash and cash equivalents	$(3,379)	$(7,698)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $9.5 million compared to $13.9 million in the same period of 2017. Overall, our operational cash use decreased during the nine months ended September 30, 2018 as compared to the same period in 2017, due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $4.4 million.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2018 is related to purchase of fixed assets. During the same period in 2017, there were cash outflows for payment for long-lived assets purchased as part of Azaya’s acquisition of $1.2 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 is primarily related to sales of common and preferred stocks of $6.2 million, net of costs from sale primarily through our 2018 Rights Offering and ATM program. The net cash provided by the activities in the same period in 2017 is related to the proceeds from sale of common stock of $12.4 million, net of the corresponding cost from sale, offset by the payment of long-term obligations of $4.7 million.

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

Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. We perform our impairment test annually during the fourth quarter. The Company operates in a single operating segment and reporting unit. We monitor the fluctuations in our share price and have experienced significant volatility during the year. During Q3 2018, our stock price has significantly declined in comparison to the previous quarter. We performed a valuation of our reporting unit as of September 30, 2018. Based upon the results of our valuation, management concluded that the fair value of the reporting unit exceeded the carrying value. We determined that a blending of the income approach and an option pricing model back-solve was reasonable.  Additionally, a further reduction in our market capitalization could be an indicator of impairment. Given the volatility of our stock price a continued decline in market capitalization could result in an impairment of our goodwill.

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and there have been no material changes, other than the adoption of Accounting Standards Codification 606 Revenue from Contracts with Customers during the three and nine months ended September 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2018, there have been no material changes in our market risks from those described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2018, we were not a party to any material legal proceeding.

On April 27, 2018, Lorem Vascular, or Lorem, filed suit against the Company in the U.S. District Court for the Southern District of California alleging the Company breached an oral agreement made in 2013 to purchase 5% of Lorem’s common stock for an aggregate amount of $5.0 million, and seeking specific performance of the alleged oral agreement and damages in an amount to be determined at trial. The Company filed a motion to dismiss all of Lorem’s claims, and on July 11, 2018 the Court granted the Company’s motion to dismiss. Lorem filed an amended complaint on August 3, 2018, advancing similar causes of action and seeking similar relief.  Cytori filed a renewed motion to dismiss on August 27, 2018, and on October 1, 2018, Lorem voluntarily dismissed its amended complaint in its entirety.

On August 31, 2018, we filed a Demand for Arbitration with the American Arbitration Association in San Diego, California, against Bimini Technologies LLC (“Bimini”) for fraud and breach of a Sale and Exclusive License/Supply Agreement made in 2013 under which Bimini licensed rights to the Company’s Standalone Fat Transplantation, including the Puregraft Product Line and associated trademarks.  Our arbitration demand alleges that Bimini failed to make a $1.0 million milestone payment due to the Company after Bimini achieved $10.0 million in gross profits from the sale of the Company’s Puregraft product line, and Bimini deceived the Company about Bimini’s true gross profits figures.  Our arbitration demand seeks that $1.0 million milestone payment, as well prejudgment interest and attorneys’ fees.  On October 29, 2018 Bimini made the $1.0 million milestone payment. The parties subsequently entered into a settlement agreement resolving the claims in the Demand for Arbitration.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission on March 9, 2018 and our subsequent Quarterly Reports on Form 10-Q, which we strongly encourage you to review with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. In addition to those risk factors, we identified the following new risks or substantive changes from the risks described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. If any of the risks described in our Annual Report on Form 10-K, our Quarterly Reports, or discussed below actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations to profitability, including our continuing substantial research and development expenses. We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future. Although it is difficult to predict future liquidity requirements, we believe that our $6.8 million in cash and cash equivalents on hand as of September 30, 2018 will be sufficient to fund our currently contemplated operations at least through the first quarter of 2019.  Our future capital requirements will depend on many factors, including:

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

We have secured capital historically from grant revenues, collaboration proceeds, and debt and equity offerings. We will need to secure substantial additional capital to fund our future operations. We cannot be certain that additional capital will be available on terms acceptable to us, or at all.  Our ability to raise capital was adversely affected when the FDA put a hold on our ATHENA cardiac trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt.  Subsequently, a continued downward trend in our stock price resulting from a number of factors, including (i) general economic and industry conditions, (ii) challenges faced by the regenerative medicine industry as a whole, (iii) the market’s unfavorable view of certain of our recent equity financings conducted in 2014, 2015 and 2018 (which financings were priced at a discount to market and included 100% warrant coverage), (iv) market concerns regarding our continued need for capital (and the effects of any future capital raising transactions we may consummate), (v) market perceptions of our ATHENA, ACT-OA, and STAR clinical trial data, and (vi) our recent Nasdaq listing deficiency issues and resultant 1-for-15 reverse stock split in 2016 and 1-for-10 reverse stock split in 2018, made it more difficult to procure additional capital on terms reasonably acceptable to us.  Though our recent acquisition of the Cytori Nanomedicine business from Azaya Therapeutics, including our ATI-0918 and ATI-1123 drug candidates, appear to have been viewed favorably by our investors and the marketplace, we cannot assure you that this acquisition will not ultimately be viewed negatively and thus further hamper our efforts to attract additional capital. If we are unsuccessful in our efforts to raise any such additional capital, we may be required to take actions that could materially and adversely harm our business, including a possible significant reduction in our research, development and administrative operations (including reduction of our employee base), surrendering of our rights to some technologies or product opportunities, delaying of our clinical trials or regulatory and reimbursement efforts, or curtailing of or even ceasing operations.

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

In addition, in September 2018, we entered into a purchase agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we may direct Lincoln Park to purchase up to $5.0 million in shares of our common stock from time to time over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions.  There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources or on terms acceptable to us.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of September 30, 2018, our public float was 11.7 million shares, the value of which was $4.7 million based upon the closing price of our common stock of $0.41 on such date. The value of one-third of our public float calculated on the same basis was approximately $1.6 million.

Further, our Loan and Security Agreement with Oxford Finance, LLC, or Oxford, as amended, requires us to maintain a minimum of $1.5 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement and requires us to make an aggregate of $7.0 million in principal payments on or before December 31, 2018. Based on our cash and cash equivalents on hand of approximately $6.8 million at September 30, 2018, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $1.5 million minimum cash/cash equivalents covenant and make an aggregate of $7.0 million in principal payments on or before December 31, 2018. If we are unable to avoid an event of default under the Loan and Security Agreement, our business could be severely harmed.

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

On September 5, 2017, we received a written notice from Nasdaq staff indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance. We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq staff of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.  In May 2018, we consummated a 1-for-10 reverse stock split pursuant to which the minimum bid price of our common stock rose above $1.00.  On June 8, 2018, we received written notice from Nasdaq that we had regained compliance with the Nasdaq Stock Market Listing Rule 5500(a)(2) concerning our minimum bid price per share of our common stock.

On August 28, 2018, we received a written notice from Nasdaq staff indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until February 25, 2019, in which to regain compliance.  In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1 per share for a minimum of ten consecutive business days during the 180-day period. In the event we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, if we provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.

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

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall

On September 21, 2018, we entered into the Lincoln Park Purchase Agreement, pursuant to which Lincoln Park has committed to purchase up to $5.0 million of our common stock over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. The purchase price for the shares that we may sell to Lincoln Park under the Lincoln Park Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park.  Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Lincoln Park Purchase Agreement.  If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

There is currently a limited market for our securities, and any trading market that exists in our securities may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

Although our common stock is traded on the Nasdaq Capital Market, there is currently a limited market for our common stock and an active market may never develop. Investors are cautioned not to rely on the possibility that an active trading market may develop.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	05/06/2014

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	10/08/2014

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/10/2016

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/23/2018

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

4.1	Form of Series T Warrant		POS AM	333-224502 Exhibit 4.28	07/09/2018

4.2	Form of Non-Transferable Subscription Rights Certificate		POS AM	333-224502 Exhibit 4.35	07/09/2018

4.3	Form of Series T Warrant Agent Agreement between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc.		POS AM	333-224502 Exhibit 4.36	07/09/2018

10.1	Third Amendment to Loan and Security Agreement, dated August 31, 2018, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC		S-1	333-227485 Exhibit 10.51	09/21/2018

10.2	Purchase Agreement between Cytori Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated September 21, 2018.		8-K	001-34375 Exhibit 10.1	09/21/2018

10.3	Registration Rights Agreement between Cytori Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated September 21, 2018.		8-K	001-34375 Exhibit 10.2	09/21/2018

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: November 14, 2018		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Tiago Girao
Dated: November 14, 2018		Tiago Girao
VP of Finance and Chief Financial Officer