Form 10-K
period 2018-12-31
CYTORI THERAPEUTICS, INC.
filed 2019-03-29
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2018

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $9.0 million based on the closing sales price of the registrant’s common stock on June 30, 2018 as reported on the Nasdaq Capital Market, of $1.45 per share.

As of January 31, 2019, there were 16,326,116 shares of the registrant’s common stock outstanding.

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

Cytori Cell Therapy, or CCT, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions. To bring this promise to health care providers and patients, we have developed certain novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated, standardized Celution devices, single-use Celution consumable sets, Celase reagent, and Intravase reagent.  CCT is in various stages of development in the areas of urology, scleroderma, wounds, and orthopedics. Furthermore, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources.  In March 2018, we announced a Japanese investigator-initiated study of ECCI-50 Cell Therapy in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, completed enrollment of 45 patients. Patients will be followed up for one-year post treatment and data from the ADRESU trial is expected in the first half of 2019. In October 2018, Cytori submitted an application to the Evaluation and Licensing Division of the Japan Pharmaceuticals and Medical Devices Agency (PMDA) through the SAKIGAKE designation system to potentially obtain a prioritized and shortened review, 6 months instead of 12 months, of the future ECCI-50 registration application.  Cytori expects to obtain the result of the designation decision in the first half of 2019.  The ADRESU trial costs are substantially supported by the Japan Agency for Medical Research and Development (AMED), an independent administrative agency of the Government of Japan, with additional support from Cytori. We entered into an amendment to our agreement with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority, BARDA, in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020. We have initiated the clinical trial and expect to first treat patients in the RELIEF trial in 2019. In addition, in January 2018, we announced the investigator-initiated and Cytori-supported SCLERADEC-II clinical trial in France using Habeo Cell Therapy completed its enrollment and six month data is anticipated in the first half of 2019. Currently, we internally manufacture Celution devices, outsource Celution consumables in the United States and source our Celase and Intravase reagents from a third-party supplier. We have contracted with a third-party manufacturer for the production of the Celution consumables to improve scalability, reduce overhead and product costs of goods sold.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and consumables and associated reagents, in certain markets outside the U.S.  More specifically, in Japan, in Q4 2018 we received PMDA Class III approval the Celution consumable and enzyme. Further, for countries recognizing a CE Mark, the Celution System CE Certificate has been updated per the direction of our notified body, British Standards Institute. In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

Development Pipeline

Cytori Nanomedicine

In February 2017, we completed our acquisition of the assets of Azaya Therapeutics, Inc., or Azaya, pursuant to the terms of an Asset Purchase Agreement, dated January 26, 2017.  Pursuant to the terms of the agreement, we acquired equipment and certain intellectual property, including a portfolio of investigational therapies and related assets, and assumed certain liabilities, from Azaya in exchange for the issuance of 117,325 of shares of our common stock in the amount of $2.3 million, assumption of approximately $1.8 million in Azaya’s payables, and the obligation to pay Azaya future milestones, earn-outs and licensing fees. The acquisition of Azaya brought two additional product candidates, ATI-0918 and ATI-1123, into the Cytori pipeline and we intend to develop and potentially commercialize both, most likely in conjunction with a commercial partner.

ATI-0918 is a complex generic formulation of the widely used oncology drug, Doxil®/Caelyx®, which is a pegylated liposomal encapsulation of doxorubicin and approved in the U.S. for ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma; and in the European Union for breast cancer, ovarian cancer, multiple myeloma, and Kaposi’s Sarcoma. The current approval pathway for ATI-0918 is to leverage existing bioequivalence data to Caelyx® for approval in the European Union and to demonstrate bioequivalence to Sun Pharma’s Lipodox®, the reference standard, in the U.S.  A study to demonstrate ATI-0918’s bioequivalence to Caelyx®, for purposes of EMA approval, has been completed and we intend for these data to serve as the basis for our submission of a marketing authorization application for ATI-0918 to the EMA. In June 2017, Cytori received confirmation of eligibility for submission of an application for a Union Authorization for the medicinal product, ATI-0918, from the EMA Committee for Medicinal Products for

Human Use (CHMP).  In December 2018, Cytori received approval from the EMA CHMP Name Review Group (NRG) for Doxorubicin Hydrochloride Cytori as the (invented) name to replace ATI-0918.  We have also developed plans to perform a bioequivalence study of ATI-0918 compared against Lipodox® to serve as the basis for submission of an abbreviated new drug application, or ANDA, for U.S. FDA approval. We currently anticipate that any U.S. bioequivalence trial for ATI-0918 would be funded by a development partner or licensee.

ATI-1123 is a novel liposomal formulation of docetaxel.  Generic forms of docetaxel are currently FDA approved and marketed for non-small cell lung cancer, breast cancer, squamous cell carcinoma of the head and neck cancer, gastric adenocarcinoma, and hormone refractory prostate cancer.  Its side effects include hair loss, bone marrow suppression, and allergic reactions. There is currently no form of liposomal docetaxel approved or commercially available in the United States. As an analogue, there is a protein (albumin) bound form of a similar chemotherapeutic drug, paclitaxel known as Abraxane®, which demonstrated some clinical advantages to paclitaxel. ATI-1123 has shown promising results in preclinical animal models that suggest it may have superior qualities to docetaxel, including actions against some tumor types that are not amenable to treatment by docetaxel. A Phase I study of ATI-1123 has been completed and published (Cancer Chemother Pharmacol (2014) 74:1241–1250), in late stage refractory patients and has shown some activity in several tumor types (mostly stable disease). We are currently evaluating opportunities to bring ATI-1123 into Phase II studies in several indications, including small cell lung cancer, via potential development partner or licensee. In September 2018, Cytori received a FDA Orphan Drug Designation for ATI-1123 for the treatment of small cell lung cancer.

Cytori Cell Therapy

Cytori has several active cell therapy clinical development programs in its pipeline, most importantly:

•

Stress Urinary Incontinence trial - in July 2015, a Japanese investigator-initiated study, called ADRESU, of ECCI-50 Cell Therapy in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, received approval to begin enrollment from the Japanese Ministry of Health, Labor and Welfare, or MHLW.

o

ADRESU is based on promising pilot trial data published in the International Journal of Urology in 2014 and presented at the International Continence Society in 2017. In addition, details of the ADRESU trial protocol were published in 2017.

o

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

o

The primary endpoint for the ADRESU trial will be the number of patients who experience reduction of urinary leakage volume (as measured by the weight of diaper pads used over 24 hours) 52 weeks after treatment. If the endpoint is successfully achieved, the data will be used to seek approval of Cytori Cell Therapy for this indication. Trial enrollment began in September 2015 and completed in March 2018. Top-line results are anticipated during the first half of 2019. This clinical trial is primarily sponsored and funded by the Japanese government, including a grant provided by AMED.

o

In October 2018, Cytori submitted an application to the Evaluation and Licensing Division of the Japan Pharmaceuticals and Medical Devices Agency (PMDA) through the SAKIGAKE designation system to potentially obtain a prioritized and shortened review, 6 months instead of 12 months, of the future ECCI-50 registration application.  Cytori expects to obtain the result of the designation decision in the first half of 2019.

•

Scleroderma - Scleroderma is a rare and chronic connective tissue disease generally classified as an autoimmune rheumatic disorder. An estimated 300,000 Americans have scleroderma, about one-third of whom have the systemic form of the disease, known as systemic sclerosis, or SSc. SSc is further sub-classified as diffuse cutaneous and limited cutaneous SSc. Diffuse subset tends to produce more severe manifestations with significant hand dysfunction and internal organ involvement. Diffuse scleroderma accounts for between one third and one half of all cases of systemic sclerosis. Women are affected four times more frequently than men and the condition is typically detected between the ages of 30 and 50. More than 90% of scleroderma patients are afflicted with hand involvement that is typically progressive and can result in chronic pain, blood flow changes and severe dysfunction. A small number of treatments are occasionally used off-label for hand scleroderma, but they do little to modify disease progression or substantially improve symptoms with some challenging side-effects. Current treatment options are directed at protecting the hands from injury and detrimental environmental conditions as well as the use of vasodilators.  When the disease is advanced, prostanoids, Endothelin-1 receptor antagonists, and immunosuppressants may be used but are often accompanied by side effects.  If these medications are unsuccessful, health providers may perform a sympathectomy to remove nerves to increase blood flow and decrease long-term pain.

o

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

o

In 2014, Drs. Guy Magalon and Brigitte Granel, under the sponsorship of AP-HM, submitted a study for review for a follow-up randomized, double-blind, placebo-controlled trial in France using Cytori Cell Therapy, partially supported by Cytori. The trial, named SCLERADEC II, received approval from the French government in April 2015. Enrollment of this trial commenced in October and the last patient treated was in January 2018. We anticipate data in the first half of 2019. Patients will be followed at six-month post-treatment and compared with placebo treated patients. The SCLERADEC II trial includes an open-label crossover arm in which patients originally randomized to the placebo arm may be eligible to be treated with their cryopreserved cells after the aforementioned six-month data have been analyzed and reviewed by an independent monitoring committee.  Eligible patients electing to receive treatment with these cryopreserved cells will be followed for both safety and efficacy for six months.

o

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

o

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

o

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

o

On July 24, 2017, we announced top-line, preliminary data from the STAR trial. The results from the STAR Trial showed that that treatment of ADRC’s was safe and while not meeting the primary endpoint for all SSc patients, subjects with diffuse SSc appeared to exhibit clinically meaningful improvement in several hand parameters of both hand function and scleroderma-associated functional disability, for Habeo™ treated patients compared to placebo.  We released a more detailed assessment of STAR Trial data at the World Scleroderma Congress in February 2018. A manuscript with detailed data has been reviewed by the Investigators and submitted for publication. Publication is anticipated in the second half of 2019.

o

In Europe, the investigator-initiated and Cytori-supported SCLERADEC-II (Subcutaneous Injection of Autologous Adipose Tissue-derived Stromal Vascular Fraction into the Fingers of Patients with Systemic Sclerosis) clinical trial is evaluating the safety and efficacy of a single administration of Habeo Cell Therapy for impaired hand function in patients with scleroderma.  The first sites were initiated in October 2015 and final enrollment of 40 patients was completed in January 2018. Data is anticipated in 2019.

o

In Japan, Cytori has engaged in an informal consultation meeting with the Pharmaceuticals and Medical Devices Agency, or PMDA, to discuss the feasibility of potential Habeo development strategies and clinical trial designs for a single approval trial based on the results from the U.S. STAR clinical trial.  Based on these discussions Cytori believes that a single arm clinical trial of Habeo Cell Therapy enrolling no more than 20 patients with scleroderma may be sufficient to obtain approval. Cytori has begun assessment of end points, sample size, identification of potential clinical trial sites, and estimation of budget needed to execute this trial (referred to as J-STAR).

•

Thermal burn and radiation therapy - We are developing DCCT-10 Cell Therapy for thermal burns under a contract from the Biomedical Advanced Research Development Authority, or BARDA, a division of the U.S. Department of Health and Human Services. In the third quarter of 2012, we were awarded a contract by BARDA valued at up to $106 million to develop a medical countermeasure for thermal burns. The total award under the BARDA contract has been intended to support all clinical, preclinical, regulatory and technology development activities needed to complete the FDA approval process for use of DCCT-10 in thermal burn injury under a device-based pre-market authorization, or PMA, regulatory pathway and to provide preclinical data in burn complicated by radiation exposure.

o

Pursuant to this contract, BARDA initially awarded us approximately $4.7 million over the initial two-year base period to fund preclinical research and continued development of our Celution System to improve cell processing. In August 2014, BARDA determined that Cytori had completed the objectives of the initial phase of the contract, and exercised its first contract option in the amount of approximately $12 million. In December 2014 and September 2016, BARDA exercised additional contract options pursuant to which it provided us with $2.0 million and $2.5 million in supplemental funds, respectively. These additional funds supported continuation of our research, regulatory, clinical and other activities required for submission of an IDE request to the FDA for RELIEF, a pilot clinical trial using DCCT-10 for the treatment of thermal burns. In April 2017, we received approval of an IDE from the FDA to conduct a pilot clinical trial of CCT in patients with thermal burn injuries. This trial is referred to as the RELIEF clinical trial. In May 2017, we announced BARDA’s exercise of Option 2 of up to approximately $13.4 million to fund RELIEF. We anticipate that the first patient will be treated in the first half of 2019. There are currently 7 active sites with initiation at additional sites anticipated in 2019.

o

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

o

In April 2017, we received approval of an Investigational Device Exemption, or IDE, from the U.S. Food and Drug Administration, or FDA, to conduct a pilot clinical trial, RELIEF (Safety and Feasibility of Adipose Derived Regenerative Cells (ADRCs) in the Treatment of Deep Partial Thickness and Full Thickness Thermal Wounds), of DCCT-10 administered intravenously in up to 30 patients with thermal burn injuries at up to 10 U.S. institutions. In May 2017, we announced BARDA’s exercise of Option 2 of up to approximately $13.4 million to fund RELIEF. We initiated RELIEF in 2017, there are currently 7 active sites with initiation at additional sites anticipated in 2019. We anticipate that the first patient will be treated in the first half of 2019.

In addition to our targeted therapeutic development, we have continued to commercialize our CCT technology under select medical device approvals, clearances and registrations to customers in Asia-Pacific, Europe, Japan and other regions. These customers are a mix of research customers evaluating new therapeutic applications of CCT and commercial customers, including our licensing partners, distributors, and end user hospitals, clinics and physicians, that use our Celution System mostly for treatment of patients in private pay procedures. In Japan, our largest commercial market, we gained increased utilization of our products in the private pay marketplace primarily for breast and knee surgeries due to several factors, including increased clarity around the November 2014 Regenerative Medicine Law (implemented in November 2015 as it relates to regenerative medicine products like CCT) and we project that our sales of Celution consumable sets and market presence in Japan will continue to grow in 2019, especially after Class III approval obtained in the fourth quarter of 2018.  The sale of Celution devices and consumable sets, reagents, and ancillary products contribute a margin that partially offsets our operating expenses and will continue to play a role in fostering familiarity within the medical community with our technology. It also provides us with valuable product and customer feedback.

Sales, Marketing and Service

Cytori Nanomedicine™

Our Cytori Nanomedicine pipeline includes both early and late stage nanomedicine product candidates, patented albumin-stabilized liposomal encapsulated docetaxel (ATI-1123) and generic pegylated liposomal encapsulated doxorubicin (ATI-0918), respectively.  We are actively seeking regional and global partnerships with either leading pharmaceutical companies or wholesale distributors for both of these product candidates, with priority on ATI-0918 in Europe where a generic form of pegylated liposomal doxorubicin is neither approved nor available.

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

In Japan, we sell our products through our wholly owned subsidiary, Cytori Therapeutics, K.K., which has a direct sales capability.  We currently intend to increase our direct sales personnel in Japan over time.  In the Americas, Europe, Middle East, and Asia, we sell our full product portfolio either directly to customers or through numerous third-party distributors.  In the U.S., we are limited to selling only research reagents and surgical accessories and instrumentation directly to customers.  Bimini Technologies, LLC, through its wholly owned subsidiary Kerastem Technologies, LLC, has a global exclusive license to sell our Celution cell processing systems for hair applications.  Lorem Vascular has an exclusive license to sell our full product portfolio in all fields of use, excluding hair applications, in Australia, China, Hong Kong, Malaysia and Singapore.

Our global marketing team is responsible for market assessments and business plans, competitive intelligence, distribution strategy, product management, social media and websites, forecasting, pricing and reimbursement, customer communication, relationship management, events and trade shows, and service.  We create awareness of and demand for our products among physicians and researchers through digital advertising, e-marketing campaigns, webinars, pre-clinical and clinical publications, patient advocacy group partnerships, sales collateral, and industry and medical society meetings.

Our field service team is responsible for providing Celution and StemSource installations, maintenance, training, troubleshooting, and hardware and software update/upgrade services to new and existing customers.  This team also initiates and closes sites participating in Cytori-sponsored clinical trials.

For the year ended December 31, 2018, our sales were concentrated with respect to two direct customers, which comprised 60% of our product revenue recognized.  Two direct customers accounted for 70% of total outstanding accounts receivable (excluding receivables from BARDA) as of December 31, 2018.

Customers and Partners

In Japan, Europe, Middle East, Americas, and Asia, we offer our Cytori Systems and StemSource Systems through direct sales representatives, distributors and licensing partners, to hospitals, clinics and researchers, including for purposes of performing investigator-initiated and funded studies.

Pursuant to our Sale and Exclusive License/Supply Agreement with Bimini Technologies, LLC in 2013, or Bimini Agreement, we granted Bimini a global exclusive license to our Cytori Cell Therapy devices and consumable products for hair applications only, excluding systemic or intravascular delivery of adipose-derived regenerative cells, or ADRCs.  Hair loss affects more than 40 million men and 21 million women in the U.S. alone.  The global hair loss treatment market generates more than $7 billion annually and currently has limited options for men (grades I-III) and women (grades I-II) with early stage hair loss.  Through Kerastem, its wholly owned subsidiary, Bimini completed a FDA-approved Phase II multi-center, randomized, single-blinded, and controlled clinical trial in the U.S., called STYLE (A Trial of Cell Enriched Adipose For Androgenetic Alopecia), to study the safety and feasibility of Kerastem’s therapy for female and male pattern baldness. The Kerastem therapy is a one-time treatment that utilizes adipose (fat) derived regenerative cells combined with purified fat delivered to the affected area of scalp.  In September 2016, Bimini announced completion of its STYLE trial enrollment of 70 patients at four clinical trial sites within the U.S.  In December 2017, Bimini announced six-month top-line data from STYLE.  The low dose ADRC plus Puregraft fat treatment group achieved a statistically significant increase in mean terminal hair count, when compared to control, in men with early stage hair loss (Norwood Grades I-III).  An average increase of 29 terminal hairs per cm2 of scalp was observed, corresponding to a 17% increase (p < 0.05) from baseline.  All treatment arms of STYLE were safe with no serious adverse events reported.  Outside of the United States, Bimini is engaged in market development efforts in Europe and Japan for the hair market. The Kerastem Hair Therapy is CE mark approved in the EU for sales to patients with alopecia, or hair loss. Under the Bimini Agreement, Bimini is required, among other things, to pay an eight percent (8%) royalty on its net sales of our products for contemplated hair applications. In addition, pursuant to the Bimini Agreement, we sold to Bimini substantially all of the assets (other than certain retained rights and licenses) of our Puregraft® product line, a series of standalone fat transplantation products that were developed to improve the predictability of outcomes for autologous fat grafting and aesthetic body contouring. The aggregate value of the consideration paid by Bimini at the execution of the agreement was $5.0 million and Bimini is obligated to make certain additional milestone payments to the Company (in an aggregate amount of up to $10.0 million), contingent upon the achievement of certain milestones relating to Bimini’s gross profits from sales of the Puregraft products. The Company received $1 million milestone payment in the fourth quarter of 2018 related to the sale of Puregraft products under the Bimini Agreement.

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

Manufacturing

Cytori Nanomedicine

We recently completed facility validations at our recently acquired nanoparticle manufacturing facility located in San Antonio, Texas.  The facility and processes are designed to comply with cGMP per FDA and EMA regulations to manufacture drug candidates for clinical, research, development and commercial use. Upon approval of our drug candidates, our manufacturing capabilities will include validated manufacturing processes for drug product as well as a quality assurance product release process with the ability to ultimately scale-up the process to meet increasing market demands. We believe our strategic investments in the analytical and manufacturing capabilities, including personnel from drug discovery through drug development, will allow us to advance our product candidates more quickly. Expertise gained in manufacturing ATI-0918 may be applied to other formulations in the future, further leveraging our capabilities. Our San Antonio facility enables us to produce drug substance in a cost-effective manner while retaining control over the process and timing. As needed, the use of a qualified Contract Manufacturing Organization may be utilized to perform various manufacturing processes as we deem appropriate to meet our operational objectives.

Our current principal suppliers for our Cytori Nanomedicine business are Bryllan LLC, which provides sterile filling activities for our drug candidates, LGM Pharma, which supplies our active pharmaceutical ingredient, or API (doxorubicin HC1), as well as Lipoid, LLC and Dishman Netherlands, B.V., which supply us with other raw materials used in the manufacture of our ATI-0918 and ATI-1123 drug candidates.  Each of these suppliers is currently a sole source supplier.

Cytori Cell Therapy

We currently manufacture Celution devices in our headquarters in San Diego, California and outsource a portion of our Celution consumables manufacturing to a third-party in the U.S. As a manufacturer, our products are subject to periodic inspection by regulatory authorities and distribution partners. Manufacturers of devices and products for human use are subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s Quality System Regulation, or QSR, requirements, as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities, such as Notified Bodies in Europe and the California Food and Drug Branch.

Raw materials for the Celution device, Celution consumable kit and other products are sourced from a variety of suppliers. Most of these components are available from multiple vendors either as off-the-shelf items or as custom fabrication.  However, we purchase our Celase and Intravase regents exclusively from Roche Diagnostics Corporation, or Roche.  On June 8, 2018, we received written notice from Roche terminating its existing supply agreement with the Company due to failure by the Company to meet minimum purchase requirements. Roche has indicated to the Company that it will agree to negotiate in good faith with the Company with respect to a new supply agreement for enzymes with specifications similar to the enzymes that Roche was previously manufacturing for the Company. While we have significant inventory of these reagents inhouse, we do not have a second source to provide us with these reagents.

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

U.S.
Company	Product	Formulation	Stage	Indications
JNJ Janssen	DOXIL	PLD	Commercial	BC, OC, MM, KS
JNJ Janssen	Authorized Generic	PLD	Commercial	BC, OC, MM, KS
Sun	Lipodox	PLD	Commercial	BC, OC, MM, KS
Dr. Reddy’s	Doxorubicin HCl Liposome	PLD	Commercial	BC, OC, MM, KS
Ipsen	Doxorubicin Liposome	PLD	ANDA Submitted	BC, OC, MM, KS
Fudan Zhangjiang	Libod	PLD	BE Study vs Sun Lipodox	OC
Tolmar	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Panacea Biotech	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Emcure	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Cadila	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Cipla	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Aurobindo	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Intas	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Mylan	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Ayana	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Celerity	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Watson	Doxorubicin HCl Liposome	PLD	BE Study vs Sun Lipodox	OC
Europe
Company	Product	Formulation	Stage	Indications
JNJ Janssen	CAELYX	PLD	Commercial	BC, OC, KS
Teva	Myocet	Non-PLD	Commercial	Breast (with cyclophosphamide)
Taiwan Liposome Co	Doxorubicin HCl Liposome	PLD	MAA Submitted	BC, OC

Dr. Reddy’s	Doxorubicin HCl Liposome	PLD	MAA Submitted	BC, OC
Sun Pharma	Lipodox	PLD	BE Study vs Janssen CAELYX	BC, OC
Teva	Doxorubicin HCl Liposome	PLD	BE Study vs Janssen CAELYX	BC, OC
Emcure	Doxorubicin HCl Liposome	PLD	BE Study vs Janssen CAELYX	BC, OC
Celerity	Doxorubicin HCl Liposome	PLD	BE Study vs Janssen CAELYX	BC
Intas	Doxorubicin HCl Liposome	PLD	BE Study vs Janssen CAELYX	OC
Rest of World
Country	Company	Product	Formulation	Stage	Indications
China	Fudan Zhangjiang	Libod	PLD	Commercial	BC, OC, KS
China	CSPC	Duomeisu	PLD	Commercial	BC, OC, KS, MM, lymphoma
China	Changzhou Jinyuan	Lixing	PLD	Commercial

Our ATI-1123 product candidate is expected to face competition from both Sanofi’s Taxotere, which is approved for 11 indications and available in 90 countries with a majority of sales from China, Japan, Korea, and Taiwan, and generic docetaxel which is available from major suppliers in the U.S., Europe and Japan including, but not limited to, Accord, Actavis, Dr. Reddy’s Labs, GLS Pharma, Hospira, Sun Pharma, Teva, and Winthrop.  Further competition may result from advances made by companies currently developing nanoparticle-docetaxel products including, but not limited to, Adocia, Athenex, Bind Therapeutics, Cerulean, Cristal Therapeutics, Intas, LIDDS, Merrimack, Modra, NanOlogy, Oasmia, and Starpharma.

Cytori Cell Therapy

According to the Alliance for Regenerative Medicine, there are 906 companies worldwide and 1,028 clinical trials underway within the global regenerative medicine market.  Per Allied Market Research, this market is projected to reach $30.2 billion by 2022 and to be dominated by the cell therapy segment.

Today, we compete directly against companies within the autologous adipose-derived cell therapy segment offering manual, semi-automated, or full automated cell processing and/or banking systems used with or without tissue dissociation reagents.  Our primary competitors include, but are not limited to, Adisave, Biosafe Group, GID Group, Healeon Medical, Human Med AG, InGeneron, Kaneka, Medikan International, PNC International, SERVA Electrophoresis GmbH, and Tissue Genesis.  None of these companies are conducting clinical trials for the treatment of hand dysfunction in scleroderma patients.  However, they are engaged in a number of clinical trials around the world.

Company	Clinical Trial
	Affiliation	Location	Indication
Adisave	Sponsor	Canada	Wounds and Soft Tissue Defects
GID Group	Sponsor	U.S.	Alopecia
GID Group	Sponsor	U.S.	Erectile Dysfunction
GID Group	Sponsor	U.S.	Knee Osteoarthritis
Healeon Medical	Sponsor	U.S.	Alopecia
Healeon Medical	Sponsor	U.S.	Chronic Obstructive Pulmonary Disease
Healeon Medical	Sponsor	U.S.	Inflammatory Bowel Disease
Healeon Medical	Sponsor	U.S.	Neurological Disorders and Disease
Healeon Medical	Sponsor	U.S.	Systemic Pain Conditions
Healeon Medical	Sponsor	U.S., Honduras	Multiple Sclerosis
Human Med AG	Co-Collaborator	France	Knee Osteoarthritis
InGeneron/Sanford	Sponsor	U.S.	Rotator Cuf Tears
InGeneron/Sanford	Sponsor	U.S.	Facet Joint
InGeneron/Sanford	Sponsor	U.S.	Wrist Osteoarthritis
InGeneron/Sanford	Sponsor	U.S.	Chronic Venous Leg Ulcers
Tissue Genesis	Sponsor	U.S.	Critical Limb Ischemia
Tissue Genesis	Collaborator	U.S.	Rotator Cuff Tears
Tissue Genesis	Sponsor	U.S.	Erectile Dysfunction

A study published in 2016 reported that there were 570 medical clinics in the U.S. advertising and offering stem cell treatments, including those derived from adipose tissue, directly to patients.  It is unclear whether the FDA will allow these clinics to continue to operate in this fashion and whether they will pose a threat to our business if and at such time that we obtain PMA approval to commercialize Cytori Cell Therapy in the U.S.

Research and Development

Research and development expenses were $8.6 million and $11.7 million for the years ended December 31, 2018 and 2017, respectively.  These expenses have supported the basic research, product development and clinical activities necessary to bring our products to market.

Our research and development efforts in 2018 focused predominantly on the following areas:

•	Performing manufacturing validation, analytical chemistry, and other research activities towards completion of ATI-0918 development;
•	Regulatory and planned development activities of the ATI-1123 chemotherapy drug product candidate;
•	Support of ongoing preclinical and other research activities towards BARDA contract milestones;
•	Support of the investigator initiated trials ADRESU in Japan, SCLERADEC-II in France, hip osteonecrosis in the U.S.;
•	Completion of the STAR trial data analysis and trial close out activities;
•	Sustaining activities for current generation Celution Cell Therapy products, including the device, consumables, reagents and accessories;
•	Development of new configurations and expanded functionality of our Celution platform to address the current Japanese regulatory approval as a medical device (Japan Class III) and other markets; and
•	Conduct presentation and publishing of research efforts related to ADRC characterization and potency to further establish scientific leadership in the field.

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

To protect our proprietary medical technologies, including the Celution System and Nanomedicine technologies and other scientific discoveries, we have a portfolio of over 230 issued patents worldwide. We currently have 36 issued U.S. patents and 195 issued patents in countries outside of the United States. Of the 36 issued U.S. patents, two were issued in 2018. Of the 195 issued patents from countries outside of the United States, six were issued in 2018. In addition, we have 19 patent applications worldwide related to our Cytori Cell Therapy and Nanomedicine technologies. We are seeking additional patents on methods and systems for processing adipose-derived stem and regenerative cells, on the use of adipose-derived stem and regenerative cells for a variety of therapeutic indications, including their mechanisms of action, on compositions of matter that include adipose-derived stem and regenerative cells, and on other scientific discoveries. Regarding our Cytori Nanomedicine program, as part of our asset acquisition transaction with Azaya Therapeutics, we acquired Azaya Therapeutics’ patent portfolio consisting of two issued patents, one pending patent application and valuable proprietary liposome manufacturing know-how. Since the Azaya asset acquisition, we have filed one patent application relating to Cytori Nanomedicine, and intend to actively continue to enhance our nanomedicine portfolio.

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

The Impact of Brexit.  On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU (commonly referred to as ‘‘Brexit’’).  Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty.  The withdrawal of the United Kingdom from the EU is expected to take effect on March 29, 2019.  Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, immediately following Brexit, it is expected that the United Kingdom’s regulatory regime will remain aligned to EU regulations.  It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.  In the longer term, Brexit could materially impact us in the commercialization of our product candidates in the United Kingdom.  In the short term, there is a risk of incremental costs and delays related to the marketing authorization and regulatory processes.

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

Our lead ATI-0918 drug candidate is eligible for the ANDA regulatory pathway in the U.S., while our ATI-1123 drug candidate may be subject to the significantly lengthier 505(b)(1) or 505(b)(2) NDA process. Changes to the RS and RLD for drugs eligible for the ANDA process can result in significant delays in the regulatory process as BE clinical studies may need to be repeated for regions / countries that no longer recognize the RS or RLD utilized in BE clinical studies.  Failure to comply with applicable requirements can result in application integrity proceedings, fines, recalls or seizures of products, injunctions, civil penalties, total or partial suspensions of production, withdrawals of existing product approvals, refusals to approve new applications or notifications, and criminal prosecution.

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

Cytori Cell Therapy

Cytori Cell Therapy technology is regulated through a variety or agencies and approaches around the world. Our products must receive regulatory clearances or approvals from regulatory bodies such as the EMA in the European Union, the FDA in the U.S., PMDA and MHLW in Japan, and the National Medical Products Administration in China and from other applicable governments prior to their sale or in some cases prior to clinical trials. This technology platform incorporates multiple elements including devices, reagents and software that in combination yield an autologous cellular product. As a result of the complex nature of our products and differing regulations through the world, there is no single unified global set of regulatory requirements or common approach to regulation and is therefore region specific.

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

In Europe, Cytori Cell Therapy is CE Mark approved as the Celution device and consumable product, Celase reagent, and Intravase reagent and is sold for commercial and research use. Expansion of use of Cytori Cell Therapy in Europe will likely require an expansion of our regulatory claims that would likely include disease-specific claims obtained through the completion of clinical trials. It is possible that Cytori Cell Therapy may be regulated as a device, similar to its regulatory pathway in the U.S., or as an advanced tissue medicinal product or ATMP, or some combination of the two in Europe. In addition, as it relates to the impact of Brexit (refer to the section “The Impact of Brexit” above), it remains to be seen how Brexit will impact regulatory requirements for Cytori Cell Therapy family of products in the United Kingdom.  In the short term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU/Irish customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain.

Regulations in the Asia-Pacific and Japan regions are currently evolving for cell therapy products.  For example, the Japan Diet enacted a regenerative medicine law in November of 2014 following sweeping changes in Japan’s medical device regulations in 2014.    In Q4 2018 we received Japanese PMDA Class III approval for the Celution consumable and enzyme. In China, the regulatory landscape for cell therapies such as ours is subject to increasing regulation, and success in this market will depend heavily on a firm understanding of applicable regulations and a commitment to pursuing appropriate regulatory approvals, including any required approvals from the National Health and Family Planning Commission of the People’s Republic of China, and other governmental entities. These regulatory uncertainties further complicate the regulatory process in the Asia-Pacific region and may lengthen approval timelines and/or market entrance or penetration.

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

In September 2018, the U.S. FDA Office of Orphan Products Development granted Cytori an orphan drug designation for its ATI-1123 chemotherapy drug product candidate, an albumin-stabilized pegylated liposomal docetaxel, for the treatment of small cell lung cancer.

Employees

As of December 31, 2018, we had 37 full-time employees. Of these full-time employees, two were engaged in manufacturing, 21 were engaged in research and development, seven were engaged in sales and marketing and seven were engaged in management, finance and administration.  From time to time, we also employ independent contractors to support our operations.  Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

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

We have almost always had negative cash flows from operations and have incurred net operating losses each year since we started business. For the year ended December 31, 2018, we incurred net loss of $12.6 million, our net cash used in operating activities was $12.0 million at December 31, 2018, our accumulated deficit was $414.4 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year.  As our focus on development of Cytori Cell Therapy, Cytori Nanomedicine, and the development of therapeutic applications has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. While we have implemented and continue to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and expect that recurring operating expenses will be at even higher levels for at least the next year to perform clinical trial and other development activities for our Cytori Cell Therapy and Cytori Nanomedicine products and product candidates, including additional pre-clinical research, clinical trial-related activities, pre-commercialization activities (including regulatory and reimbursement analysis and market research), and marketing.

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

Because of the numerous risks and uncertainties associated with our commercialization and product development efforts, we are unable to predict the extent of our future losses or when or if we will become profitable and it is possible we will never become profitable. If we do not generate significant sales from any of our product candidates that may receive regulatory approval, there would be a material adverse effect on our business, results of operations, financial condition and prospects which could result in our inability to continue operations.

We will need substantial additional funding to develop our products and for our future operations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations to profitability, including our continuing substantial research and development expenses. We do not currently believe that our cash balance and the revenues from our operations will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future.  Although it is difficult to predict future liquidity requirements, we believe that our $5.3 million in cash and cash equivalents on hand as of December 31, 2018 will be sufficient to fund our currently contemplated operations at least through the second quarter of 2019.  Our future capital requirements will depend on many factors, including:

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
•

costs associated with the integration and operation of our acquired Cytori Nanomedicine business, and costs of validation, requalification and recommencement of the Cytori Nanomedicine manufacturing operations at our San Antonio, Texas facility;

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

We have secured capital historically from grant revenues, collaboration proceeds, and debt and equity offerings. We will need to secure substantial additional capital to fund our future operations. We cannot be certain that additional capital will be available on terms acceptable to us, or at all. Our ability to raise capital was adversely affected when the FDA put a hold on our ATHENA cardiac trials in mid-2014, which had an adverse impact to stock price performance and our corresponding ability to restructure our debt. Subsequently, a continued downward trend in our stock price resulting from a number of factors, including (i) general economic and industry conditions, (ii) challenges faced by the regenerative medicine industry as a whole, (iii) the market’s unfavorable view of certain of our recent equity financings conducted in 2014, 2015 and 2018 (which financings were priced at a discount to market and included 100% warrant coverage), (iv) market concerns regarding our continued need for capital (and the effects of any future capital raising transactions we may consummate), (v) market perceptions of our ATHENA, ACT-OA, and STAR clinical trial data, and (vi) our recent Nasdaq listing deficiency issues and resultant 1-for-15 reverse stock split in 2016 and 1- for-10 reverse stock split in 2018, made it more difficult to procure additional capital on terms reasonably acceptable to us. Though our acquisition of the Cytori Nanomedicine business from Azaya Therapeutics, including our ATI-0918 and ATI-1123 drug candidates, appear to have been viewed favorably by our investors and the marketplace, we cannot assure you that this acquisition will not ultimately be viewed negatively and thus further hamper our efforts to attract additional capital. If we are unsuccessful in our efforts to raise any such additional capital, we may be required to take actions that could materially and adversely harm our business, including a possible significant reduction in our research, development and administrative operations (including reduction of our employee base), surrendering of our rights to some technologies or product opportunities, delaying of our clinical trials or regulatory and reimbursement efforts, or curtailing of or even ceasing operations.

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

In addition, in September 2018, we entered into a purchase agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we may direct Lincoln Park to purchase up to $5.0 million in shares of our common stock from time to time over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources or on terms acceptable to us. In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of December 31, 2018, our public float was 14.8 million shares, the value of which was $4.3 million based upon the closing price of our common stock of $0.29 on such date. The value of one-third of our public float calculated on the same basis was approximately $1.4 million.

Further, the Loan and Security Agreement (defined in below), with Oxford Finance, LCC (“Oxford”), requires maintaining a minimum of $2.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement and requires that the Company achieve one of the following by March 29, 2019: enter into an asset sale agreement with a minimum unrestricted net cash proceeds to the Company of $4.0 million; enter into a binding agreement for the issuance and sale of its equity securities or unsecured convertible subordinated debt which would result in unrestricted gross cash proceeds of not less than $7.5 million; or enter into a merger agreement pursuant to which the obligations under the Loan Agreement would be paid down to a level satisfactory to Oxford. Based on our cash and cash equivalents on hand of approximately $5.3 million at December 31, 2018, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under its $2.0 million minimum cash/cash equivalents covenant. If we are unable to avoid an event of default under the Loan and Security Agreement, our business could be severely harmed.

In addition to the funding sources previously mentioned, we continue to seek additional capital through product revenues and state and federal development programs, including additional funding opportunities though our current BARDA contract.

Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

Under our Loan and Security Agreement with Oxford, as collateral agent and lender, Oxford made a term loan to us in an aggregate principal amount of $17,700,000, or the Term Loan, subject to the terms and conditions set forth in the Loan and Security Agreement. The outstanding principal balance of the Term Loan is $13.0 million as of December 31, 2018.

The Term Loan accrues interest at a floating rate equal to the three-month LIBOR rate (with a floor of 1.00%) plus 7.95% per annum. However, from January 2017 through August 2017, we were required to make payments of principal (in the amount of $590,000 per month) and accrued interest in equal monthly installments of approximately $725,000. On December 31, 2018, we and Oxford amended the Loan and Security Agreement to extend the interest-only period to March 2019, beginning April 2019, we will be required to make payments of principal (in the amount of approximately $0.9 million per month) and accrued interest in equal monthly installments of approximately $1.0 million to amortize the Term Loan through June 1, 2020, the maturity date.

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

The Loan and Security Agreement, as amended, requires us to maintain at least $2.0 million in unrestricted cash and/or cash equivalents and includes certain reporting and other covenants, that, among other things, restrict our ability to (i) dispose of assets, (ii) change the business we conduct, (iii) make acquisitions, (iv) engage in mergers or consolidations, (v) incur additional indebtedness, (vi) create liens on assets, (vii) maintain any collateral account, (viii) pay dividends, (ix) make investments, loans or advances, (x) engage in certain transactions with affiliates, and (xi) prepay certain other indebtedness or amend other financing arrangements. If we fail to comply with any of these covenants or restrictions, such failure may result in an event of default, which if not cured or waived, could result in Oxford causing the outstanding loan amount ($13.0 million as of December 31, 2018) to become immediately due and payable. If the maturity of our indebtedness is accelerated, we may not have, or be able to timely procure, sufficient cash resources to satisfy our debt obligations, and such acceleration would adversely affect our business and financial condition.

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

The audit report of our independent registered public accounting firm covering the December 31, 2018 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations, liquidity position, and debt service requirements raises substantial doubt about our ability to continue as a going concern.  This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.  To date, our operating losses have been funded primarily from outside sources of invested capital and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations. However, no assurance can be given that additional capital will be available when required or on terms acceptable to us. If we are unsuccessful in our efforts to raise any such additional capital, we would be required to take actions that could materially and adversely affect our business, including significant reductions in our research, development and administrative operations (including reduction of our employee base), possible surrender or other disposition of our rights to some technologies or product opportunities, delaying of our clinical trials or curtailing or ceasing operations.   We also cannot give assurance that we will achieve sufficient revenues in the future to achieve profitability and cash flow positive operations to allow us to continue as a going concern.  The perception that we may not be able to continue as a going concern may cause third parties to choose not to deal with us due to concerns about our ability to meet our contractual obligations, which could have a material adverse effect on our business.

We may not be able to access the full amounts available under the Lincoln Park Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

In September 2018, we entered into the Lincoln Park Purchase Agreement, pursuant to which we may direct Lincoln Park to purchase up to $5.0 million in shares of our common stock from time to time over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. Thereafter, on any trading day selected by us, we may sell shares of common stock to Lincoln Park in amounts up to 250,000 shares per regular sale (such purchases, Regular Purchases) up to the aggregate commitment of $5.0 million. The amount we may sell to Lincoln Park under a single Regular Purchase may increase under certain circumstances as described in the Purchase Agreement but in no event will the amount of a single Regular Purchase exceed $1.0 million.  The purchase price of shares of Common Stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. The Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or additional accelerated purchases if the closing sale price of the Common Stock is not below the threshold prices as set forth in the Purchase Agreement.  The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock. There are no trading volume requirements or restrictions under the Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for Common Stock under a Regular

Purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day the Company’s closing price is less than the floor price as set forth in the Purchase Agreement.

Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $5.0 million over the term of the Lincoln Park Purchase Agreement. For example, under the rules of the Nasdaq Capital Market, in no event may we issue more than 19.99% of our shares outstanding (which is approximately 2,238,533 shares based on 11,192,666 shares outstanding prior to the signing of the Lincoln Park Purchase Agreement) under the Lincoln Park Purchase Agreement unless we obtain stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the exchange cap is reached and at all times thereafter, the average price paid for all shares issued and sold under the Lincoln Park Purchase Agreement is equal to or greater than $0.434, which was the consolidated closing bid price of our common stock on September 20, 2018. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Capital Market.  In addition, Lincoln Park will not be required to purchase any shares of our common stock if such sale would result in Lincoln Park’s beneficial ownership exceeding 4.99% of the then outstanding shares of our common stock.  Our inability to access a portion or the full amount available under the Lincoln Park Purchase Agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

In September 2018, we entered into the Lincoln Park Purchase Agreement, pursuant to which we may direct Lincoln Park to purchase up to $5.0 million in shares of our common stock from time to time over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. The purchase price for the shares that we may sell to Lincoln Park under the Lincoln Park Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park.  Sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Lincoln Park may ultimately purchase all or some of the shares of our common stock that may be sold pursuant to the Lincoln Park Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We identified a material weakness in our internal control over financial reporting for the year ended December 31, 2013, which may have adversely affected investor confidence in us and, as a result, the value of our common stock. While no such material weakness was identified for the years ended December 31, 2018 or December 31, 2017, we cannot assure you that additional material weaknesses will not be identified in the future.

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

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, and revising the rules governing net operating losses and foreign tax credits (such legislation, the “Tax Act”). Many of these changes became effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $45.8 million, which was fully offset by valuation allowance. Upon further analysis of certain aspects of the Act and refinement of our calculations during the 12 months ended December 31, 2018, we determined that no adjustment was necessary to our provisional amount. It is possible that the Tax Act will be subject to further changes either in a technical corrections bill or entirely new legislation. The overall impact of the Tax Act also depends on the future interpretations and regulations that may be issued by U.S. tax authorities. We expect there will be further guidance provided by these authorities potentially having a material adverse effect on the Company’s financial condition or results of operations. The impact of broad proposals or of regulatory issuances on the Company’s business can vary substantially depending upon the specific changes or further guidance made and how the changes or guidance are implemented by the tax authorities.

Risks Related to Our Business and Industry

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

•

Conduct of this acquired business will require significant capital, and to the extent that we incur unanticipated expenses or revenue downturns in our business, are unable to timely obtain sufficient additional capital on terms acceptable to us (or at all) to fund this business, our ability to commercialize our ATI-0918 drug candidate could be materially and adversely impacted;

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

We are currently prioritizing our efforts to find a strategic partner for our cell therapy assets.  For various reasons, including the data from our STAR clinical trial and the novelty of our cellular therapeutic approach, the regulatory and reimbursement environments for Habeo in certain markets, including Europe and the Asia-Pacific region, are complex and uncertain. There can be no assurance that regulatory agencies or authorities in the U.S., Europe, the Asia-Pacific region or elsewhere will grant conditional or full regulatory approval for Habeo nor can we guarantee that government or commercial payers will grant us favorable reimbursement for use of Habeo, if approved.  In addition, we recently received feedback from a FDA pre-submission meeting, indicating that a clinical trial focused on more severely affected diffuse systemic sclerosis patients could be an appropriate next step given the results of the STAR clinical trial. At this time, we do not have, and are not prepared to commit, the financial and other resources required in order to conduct an additional clinical trial of Habeo, and will instead look to partnering or out-licensing opportunities as a basis for any continued development.  Further, even if we receive regulatory approval and favorable reimbursement, there is no guarantee that a market will develop for Habeo at our intended price points, or at all. These commercialization risks could affect prospective partners’ or collaborators’ willingness to enter into partnering arrangements on terms acceptable to us, or at all.  Prospective partners may be unwilling to enter into Habeo collaboration/partnering agreements with us in light of our STAR clinical trial data.  We anticipate that it will be difficult to find a commercialization partner for Habeo on favorable terms, if at all.  Further, if data from the recently enrolled French investigator-initiated and Cytori-supported SCLERADEC-II trial are not positive, the regulatory and commercial hurdles for Habeo will further increase, especially in the EU.

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

There can be no assurance that this male SUI pipeline indication will be attractive to prospective partners. The male SUI market is relatively small (approximately $45.0 million) in Japan.  We anticipate that the failure to achieve the primary and secondary endpoints in our STAR trial could materially hamper our efforts to identify prospective cell therapy partners or to negotiate cell therapy partnering transactions on terms favorable to us, or at all.

We are also prioritizing our efforts to find a strategic partner to help commercialize and sell our ATI-0918 drug candidate, initially in Europe, the U.S., and China, and to fund development and commercialization of our ATI-1123 product candidate. We do not currently have the commercial resources to market and sell either ATI-0918 or ATI-1123.  There can be no assurance that we will enter into partnering agreements for either ATI-0918 or ATI-1123 with suitable partners on terms acceptable to us, or at all.  At present, we do not intend to expend significant resources on development of ATI-1123.  However, regardless of whether we enter into a partnering agreement for ATI-0918, we may still incur significant costs and expenses related to manufacturing, testing validation, and regulatory and clinical work necessary to support a generic drug application submission to EMA.  If we cannot find a suitable partner for our ATI-0918 product candidate, our business could be significantly harmed.

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

Our current business strategy is a high-risk strategy for a number of reasons including the following:

•

current and anticipated clinical trials using Cytori Cell Therapy, including the investigator-initiated and Cytori-supported SCLERADEC II and ADRESU trials, and Cytori-sponsored J-STAR trial, may not yield positive results;

•

research and development and commercialization of our cellular therapeutics and our oncology drug assets will require significant amounts of additional capital, and we cannot assure you that we will have access to sufficient capital, or find partners to provide capital, necessary to develop and bring our products to market;

•	our Cell Therapy business model may be challenging for prospective business partners, as our therapeutic approach involves:
o	multiple procedures performed by multiple physician specialties - liposuction followed by preparation and same-day administration of the autologous cellular therapeutic

o	obtaining new reimbursement codes (or which reimbursement codes and payment levels may not be deemed adequate by prospective partners); and
o	navigating evolving regulatory agency requirements for cell therapy products.
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

•

our Celution technology is potentially subject to different regulatory regimes in different territories, and we are not experienced in obtaining regulatory approvals for therapeutic indications, of our Cytori Cell Therapy products;

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
•

an intense and rapidly evolving competitive landscape for our Cytori Nanomedicine product candidates, including chemotherapies, targeted therapies and immuno-oncology therapies, and as such key assumptions regarding market entry, pricing, and revenue/unit share may not be realized;

•	our product candidates may never become commercially viable;
•	we may not be able to prevent other companies from depriving us of market share and profit margins by selling products based on our intellectual property and developments; and
•	the regenerative medicine industry is very risky and this has adversely affected our ability to attract investment capital and collaborators for our Cytori Cell Therapy.

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

Cytori Nanomedicine:  We may face competition for our ATI-0918 asset (which is intended for the treatment of breast and ovarian cancers, multiple myeloma, and Kaposi’s sarcoma) from multiple drug classes including antiretrovirals, chemotherapies, corticosteroids, histone deacetaylase inhibitors, hormone therapies, immunotherapies, and targeted therapies, as well as companies seeking approvals in Europe or the United States for their pegylated liposomal doxorubicin products. In particular, if a competitor is first to the European market with an EMA-approved generic pegylated liposomal doxorubicin that is bioequivalent to Caelyx, our projections and market assumptions for our ATI-0918 would have to be materially altered and our business could be harmed.  Dr Reddy’s and Natco Pharma together reported that they filed for registration in Europein August of 2018 for their generic version of Caelyx, which is ahead of our schedule for submitting our MAA to EMA for ATI-0918.  Further, Sun Pharma, Teva, Intas, Emcure, and Celerity are performing bioequivalence studies against Caelyx, data from which they may use to support EMA MAAs as well.  In the United States, we may face competition for ATI-0918 from multiple generic formulations of pegylated liposomal doxorubicin.  Sun Pharma’s Lipodox, Dr. Reddy’s DOXOrubicin HCl Liposome, and Janssen’s authorized generic products are currently approved in the United States.  Further, Watson, Tolmar, Panacea Biotec, Emcure, Cadila, Cipla, Aurobindo, Intas, Mylan, Ayana, and Celerity are performing bioequivalence studies against Lipodox, data from which they may to use to support FDA ANDAs.

Companies that are developing or have commercialized nanoparticle-docetaxel products, including both oral and intravenous formulations, and may be future competitors for our ATI-1123 asset include Adocia, Athenex, Bind Therapeutics, Cerulean, Cristal Therapeutics, Intas, LIDDS, Merrimack, Modra, NanOlogy, Oasmia, and Starpharma.

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

Clinical testing of our products is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage.  Many factors, currently known and unknown, can adversely affect clinical trials and the ability to evaluate a product candidate’s efficacy. During the course of treatment, patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not obtain applicable regulatory approval for a variety of other reasons.  For instance, the investigator-initiated 12-patient, open-label SCLERADEC I trial investigating use of Habeo Cell Therapy for hand complications of scleroderma, sponsored by the Assistance Publique Hôpitaux de Marseille, or AP-HM, located in Marseille, France, has reported strong clinical data suggesting safety and efficacy of a single treatment of Habeo Cell Therapyout to three years after treatment.  However, the six and 12 month results of the STAR trial failed to demonstrate statistical significance of the primary and secondary endpoints. Therefore, there can be no assurances that AP-HM’s current SCLERADEC II clinical trial will be successful.  This trial is testing broader human use of Habeo Cell Therapy in blinded, randomized, placebo-controlled trial settings, as opposed to SCLERADEC I’s open-label, single arm, uncontrolled, unblinded format. In addition, we released a more detailed assessment of STAR Trial data at the World Scleroderma Congress in February 2018, and recently received feedback from a FDA pre-submission meeting, indicating that a clinical trial focused on more severely affected diffuse systemic sclerosis patients could be an appropriate next step given the results of the STAR clinical trial. We finalized meeting minutes and, at this time, we do not have, and are not prepared to commit, the financial and other resources required in order to conduct an additional clinical trial of Habeo, and will instead look to partnering or out-licensing opportunities as a basis for any continued development.

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

Our success depends in substantial part on our ability to obtain regulatory approvals for our Cell Therapy products and ATI-0918.  However, we cannot be certain that we will receive regulatory approval for these product candidates or our other product candidates.

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

Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize such products as well as the size of the markets in the territories for which we gain regulatory approval. If the markets for our product candidates are not as significant as we estimate, our business and prospects will be harmed

Regarding our current lead commercialization candidate, ATI-0918:

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

In Japan, the Japanese Diet passed the Act regarding Ensuring of Safety of Regenerative Medicine, or the Regenerative Medicine Law, and the revisions to the Pharmaceutical Affairs Law as applied to drugs, medical devices and regenerative medicine.  The Regenerative Medicine Law initially caused some confusion for regenerative companies operating in Japan, but we believe that this law, as currently implemented, benefits Cytori and its customers by allowing an expedited path for our customers in Japan to obtain licenses under the Regenerative Medicine Law to treat patients with Cytori Cell Therapy. However, we cannot be certain that the Regenerative Medicine Law will not be repealed or that current interpretations and implementation of the Regenerative Medicine Law will not change in a manner adverse to our business. Further, for most of 2018 and prior, we imported and sold our products in Japan under a Class I notifications that we obtained several years ago.  However, in late 2018, at the request of Japanese regulators, we received PMDA Class III approval for our consumable kits and enzymes.

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

In April 2016, the European Commission, acting on the positive recommendation from the COMP, issued orphan drug designation to a broad range of Cytori Cell Therapy formulations when used for the treatment of systemic sclerosis.  In November 2016, the U.S. FDA Office of Orphan Products Development granted us an orphan drug designation for cryopreserved or centrally processed ECCS-50 (Habeo) for scleroderma. In September 2018, Cytori received a FDA Orphan Drug Designation for ATI-1123 for the treatment of small cell lung cancer. These orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

We generate 77% of our sales revenues from Japan, with 60% of those revenues generated by sales to two customers.  This concentration of sales in one territory, and to one small group of customers in Japan, makes us vulnerable to the loss of our key customers and to adverse changes in the Japanese market.

In 2018, we generated approximately $2.1 million in sales revenues in Japan, representing 77% of our overall global sales revenues.  60% of the Japan sales revenues were from two key customers. We expect a relatively small number of customers to account for a majority of our revenues for the foreseeable future. This concentration of sales in one country, and in a small subset of customers within such country, represents a risk to our business. Our existing business in Japan, and our prospects for further growth of product sales in Japan, are subject to a number of risks, including the following:

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

If we experience an interruption in supply from a material sole source supplier, our business may be harmed

We acquire some our components and other raw materials from sole source suppliers. If there is an interruption in supply of our raw materials from a sole source supplier, there can be no assurance that we will be able to obtain adequate quantities of the raw materials within a reasonable time or at commercially reasonable prices. Interruptions in supplies due to pricing, timing, availability or other issues with our sole source suppliers could have a negative impact on our ability to manufacture products and product candidates, which in turn could adversely affect the development and commercialization of our Cytori Nanomedicine and Cytori Cell Therapy product candidates and products and cause us to potentially breach our supply or other obligations under our agreements with certain other counterparties.

On June 8, 2018, we received written notice from Roche terminating its supply agreement with the Company due to failure by the Company to meet minimum purchase requirements. Roche has indicated to the Company that it will agree to negotiate in good faith with the Company with respect to a new supply agreement for enzymes with specifications similar to the enzymes that Roche was previously manufacturing for the Company. While we have significant inventory of these reagents inhouse, we do not have a second source to provide us with these reagents, and we estimate that it would take approximately two years to qualify another manufacturing source for our reagents.  We are currently in negotiations with Roche to enter into a new supply agreement to procure these enzymes. If our negotiations with Roche do not result in a resolution or if we are unable to find a second source of the reagents to meet our customer demand, our business could be materially and adversely affected.

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

In April 2017, we received approval of an Investigational Device Exemption, or IDE, from the FDA to conduct a pilot clinical trial of CCT in patients with thermal burn injuries. In May 2017, we announced BARDA’s exercise of Option 2 of up to approximately $13.4 million to fund RELIEF. We initiated RELIEF in 2017 and expect to enroll first patients into this trial in 2019. But there can be no assurance that BARDA will agree to fund the entire cost of the trial. If BARDA declines to fund the full costs of the trial, we may be required to terminate our DCCT-10 development program.

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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that has not concluded, however the withdrawal of the United Kingdom from the European Union is expected to take effect on March 29, 2019.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our securities.

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

As of December 31, 2018, we had 14,830,414 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market, including pursuant to the Lincoln Park Purchase Agreement, or our ATM program, or the expectation of such sales, could cause the market price of our common stock to decline.  We may also sell additional common stock or securities convertible into or exercisable or exchangeable for common stock in subsequent public or private offerings or other transactions, which may adversely affect the market price of our common stock.

We have granted demand registration rights for the resale of certain shares of our common stock to each of Astellas Pharma Inc. and Green Hospital Supply, Inc. pursuant to common stock purchase agreements previously entered into with each of these stockholders. An aggregate of approximately 30,000 shares of our common stock are subject to these demand registration rights. If we receive a written request from any of these stockholders to file a registration statement under the Securities Act of 1933, as amended, or the Securities Act, covering its shares of unregistered common stock, we are required to use reasonable efforts to prepare and file with the SEC within 30 business days of such request a registration statement covering the resale of the shares for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act.

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

Our charter allows us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock. To raise additional capital, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders.

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

On September 5, 2017, we received a written notice from Nasdaq staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance. We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq staff of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary.  In May 2018, we consummated a 1-for-10 reverse stock split pursuant to which the minimum bid price of our common stock rose above $1.00.  On June 8, 2018, we received written notice from Nasdaq that we had regained compliance with the Nasdaq Stock Market Listing Rule 5500(a)(2) concerning our minimum bid price per share of our common stock.

On August 28, 2018, we received a written notice from Nasdaq staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 25, 2019, in which to regain compliance. We were also granted an additional compliance period of 180 calendar days, or until August 26, 2019, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq staff of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period.

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

In November 2017, we closed our 2017 rights offering to subscribe for units at a subscription price of $1,000 per unit, or the 2017 Rights Offering. Pursuant to the 2017 Rights Offering, we sold to our stockholders of record (as of October 27, 2017) an aggregate of 10,000 units consisting of 10,000 shares of Series B Convertible Preferred stock and 18,000,000 warrants, or 2017 Offering Warrants, with every 10 2017 Offering Warrants exercisable for one share of common stock at an exercise price of $3.333 per share.

In July 2018, we closed our 2018 rights offering to subscribe for units at a subscription price of $1,000 per unit, or the 2018 Rights Offering (together with the 2017 Rights Offering, the Rights Offerings). Pursuant to the 2018 Rights Offering, we sold to our stockholders of record (as of June 26, 2018) an aggregate of 6,723 units consisting of 6,723 shares of Series C Convertible Preferred stock and 7,059,150 warrants, or 2018 Offering Warrants (together with the 2017 Offering Warrants, the Warrants), with each 2018 Offering Warrant exercisable for one share of common stock at an exercise price of $0.7986 per share.

Holders of the 2017 Offering Warrants were required to represent to us that they will not enter into any short sale or similar transaction with respect to our common stock for so long as they continue to hold 2017 Offering Warrants.  These requirements prevent our Warrant holders from pursuing certain investment strategies that could provide them greater financial benefits than they might have realized had they not been required to make this representation.

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

The 2017 Offering Warrants became exercisable on May 18, 2018 and will expire thirty (30) months thereafter.  The 2018 Offering Warrants became exercisable upon issuance and will expire thirty (30) months from the date of issuance.  The market price of our common stock may remain below the exercise price of the Warrants prior to their date of expiration and before holders have exercised the Warrants. Any Warrants not exercised by their date of expiration will expire worthless and we will be under no further obligation to the Warrant holder.

The Warrants contain features that may reduce Warrant holders’ economic benefit from owning them.

The Warrants contain features that allow us to redeem the Warrants and that prohibit Warrant holders from engaging in certain investment strategies. We may redeem the 2017 Offering Warrants for $0.01 per 2017 Offering Warrant once the closing price of our common stock has equaled or exceeded $8.33 per share, subject to adjustment, for ten consecutive trading days, and only upon not less than thirty (30) days’ prior written notice of redemption.  We may redeem the 2018 Offering Warrants for $0.01 per 2018 Offering Warrant once the closing price of our common stock has equaled or exceeded $3.63 per share, subject to adjustment, for 20 consecutive trading days, provided that we may not do so prior to the first anniversary of closing of the 2018 Rights Offering, and only upon not less than thirty (30) days’ prior written notice of redemption.  If we give notice of redemption, applicable Warrant holders will be forced to sell or exercise their Warrants or accept the redemption price. The notice of redemption could come at a time when it is not advisable or possible for Warrant holders to exercise the Warrants. As a result, Warrant holders may be unable to benefit from owning the Warrants being redeemed. In addition, for so long as Warrant holders continue to hold Warrants, they will not be permitted to enter into any short sale or similar transaction with respect to our common stock.  This could prevent Warrant holders from pursuing investment strategies that could provide them greater financial benefits from owning the Warrants.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease 17,535 square feet at 3020 and 3030 Callan Road, San Diego, California that we use for our corporate headquarters and manufacturing facilities. The related lease agreement, as amended, provides for a monthly rent that commenced at a rate of $1.50 per square foot. The lease term was on a month-to-month basis from November 1, 2017 to December 31, 2018. The new lease term commenced on January 1, 2019 and expires on December 31, 2019, at a rate of $1.80 per square foot.

We also entered into two lease agreements for our San Antonio, Texas locations. We pay an aggregate of approximately $12,000 in rent per month for these properties.  The leases for these properties will expire in June 2022.

Additionally, we entered into several lease agreements for international office locations. For these properties, we pay an aggregate of approximately $38,000 in rent per month.  The lease for the property in Japan will expire in April 2022 and the lease for the property in the United Kingdom will expire in August 2019.

Item 3. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of December 31, 2018, we were not a party to any material legal proceeding.

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

As of January 31, 2019, we had approximately 14 record holders of our common stock.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

Dividends

We have never declared or paid any dividends on our common stock and do not anticipate paying any in the foreseeable future. Furthermore, our Loan and Security Agreement currently prohibits our issuance of cash dividends on common stock.

Equity Compensation Plan Information

The following table gives information as of December 31, 2018 about shares of our common stock that may be issued upon the exercise of outstanding options, and shares remaining available for issuance under all of our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	16,282	$557.67	—
Equity compensation plans not approved by security holders (2)	89,769	$20.98	947,856
Equity compensation plans not approved by security holders (3)	31,496	$0.64	171
Total	137,547	$80.07	948,027

(1)	The 2004 Stock Option and Stock Purchase Plan expired in August 2014.
(2)	See Notes to the Consolidated Financial Statements included elsewhere herein for a description of our 2014 Equity Incentive Plan.
(3)	See Notes to the Consolidated Financial Statements included elsewhere herein for a description of our 2015 New Employee Incentive Plan.

Comparative Stock Performance Graph

The following graph shows how an initial investment of $100 in our common stock would have compared to an equal investment in the Nasdaq Composite Index and the Nasdaq Biotechnology Index during the period from December 31, 2013 through December 31, 2018. The performance shown is not necessarily indicative of future price performance.

Item 6. Selected Financial Data

The selected data presented below under the captions “Statements of Operations Data,” “Statements of Cash Flows Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the two-year period ended December 31, 2018, are derived from, and should be read in conjunction with, our audited consolidated financial statements. The consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, which have been audited by BDO USA, LLP, an independent registered public accounting firm, and their report thereon, is included elsewhere in this Annual Report.

The information contained in this table should also be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this report:

Consolidated Statements of Operations and Comprehensive Loss (in thousands)

	For the Years Ended December 31,
	2018	2017
Revenues:
Product	$2,671	$2,689
License	1,000	—
	3,671	2,689

Cost of product revenues	1,148	1,318
Amortization of intangible assets	1,225	1,225
Gross profit	1,298	146
Development revenues:
Government contracts and other	2,983	3,722
	2,983	3,722
Operating expenses:
Research and development	8,622	11,678
Sales and marketing	2,018	3,593
General and administrative	6,339	7,594
In process research and development acquired from Azaya	—	1,686
Total operating expenses	16,979	24,551
Operating loss	(12,698)	(20,683)
Other income (expense):
Interest income	43	33
Interest expense	(1,922)	(2,049)
Other income, net	180	13
Change in fair value of warrants	2,233	—
Issuance cost of warrants	(470)	—
Total other expense	64	(2,003)
Net loss	$(12,634)	$(22,686)
Beneficial conversion feature for convertible preferred stock	(2,487)	(3,977)
Net loss allocable to common stockholders	$(15,121)	$(26,663)

Basic and diluted net loss per share allocable to common stockholders	$(1.74)	$(8.23)
Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	8,692,551	3,238,983

Comprehensive loss:
Net loss	$(12,634)	$(22,686)
Other comprehensive income – foreign currency translation adjustments	(169)	129
Comprehensive loss	$(12,803)	$(22,557)

Consolidated Statements of Cash Flows (in thousands)

	For the Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(11,975)	$(18,128)
Net cash used in investing activities	(133)	(1,383)
Net cash provided by financing activities	7,168	16,815
Effect of exchange rate changes on cash and cash equivalents	16	11
Net decrease in cash and cash equivalents	(4,924)	(2,685)
Cash, cash equivalents, and restricted cash at beginning of year	10,225	12,910
Cash, cash equivalents, and restricted cash at end of year	$5,301	$10,225

Consolidated Balance Sheet Details (in thousands)

	As of December 31,
	2018	2017
Cash and cash equivalents	$5,261	$9,550
Working capital	(7,911)	(3,550)
Total assets	23,991	31,615
Deferred revenues	167	94
Long-term deferred rent and other	124	107
Warrant liability	916	—
Total stockholders’ equity	5,225	13,000

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

Cytori Cell Therapy, or CCT, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions. To bring this promise to health care providers and patients, we have developed certain novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated, standardized Celution devices, single-use Celution consumable sets, Celase reagent, and Intravase reagent.  CCT is in various stages of development in the areas of urology, scleroderma, wounds, and orthopedics. Furthermore, our CCT platform is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources.  In March 2018, we announced a Japanese investigator-initiated study of ECCI-50 Cell Therapy in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, completed enrollment of 45 patients. Patients will be followed up for one-year post treatment and data from the ADRESU trial is expected in the first half of 2019. In October 2018, Cytori submitted an application to the Evaluation and Licensing Division of the Japan Pharmaceuticals and Medical Devices Agency (PMDA) through the SAKIGAKE designation system to potentially obtain a prioritized and shortened review, 6 months instead of 12 months, of the future ECCI-50 registration application.  Cytori expects to obtain the result of the designation decision in the first half of 2019.  The ADRESU trial costs are substantially supported by the Japan Agency for Medical Research and Development (AMED), an independent administrative agency of the Government of Japan, with additional support from Cytori. We entered into an amendment to our agreement with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority, BARDA, in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020. We have initiated the clinical trial and expect to first treat patients in the RELIEF trial in 2019. In addition, in January 2018, we announced the investigator-initiated and Cytori-supported SCLERADEC-II clinical trial in France using Habeo Cell Therapy completed its enrollment and six month data is anticipated in the first half of 2019. Currently, we internally manufacture Celution devices, outsource Celution consumables in the United States and source our Celase and Intravase reagents from a third-party supplier. We have contracted with a third-party manufacturer for the production of the Celution consumables to improve scalability, reduce overhead and product costs of goods sold.  We also have obtained regulatory approval to sell some of our CCT products, including our Celution devices and consumables and associated reagents, in certain markets outside the U.S.  More specifically, in Japan, in Q4 2018 we received PMDA Class III approval the Celution consumable and enzyme. Further, for countries recognizing a CE Mark, the Celution System CE Certificate has been updated per the direction of our notified body, British Standards Institute. In those markets, we have been able to further develop and improve our core technologies, gain expanded clinical and product experience and data, and generate sales.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of our Cytori Cell Therapy-related products.

The following table summarizes the components for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
Product revenues - third party	$2,671	$2,689

A majority of our product revenue in 2018 and 2017 was derived from Japan. Two new regenerative medicine laws in Japan went into effect in November 2014, removing regulatory uncertainties and providing a clear path for us to offer Cytori Cell Therapy in Japan, where our technology is mainly being used in the aesthetics and orthopedic fields. Further, we expect continued demand from researchers at academic hospitals seeking to perform investigator-initiated and funded studies.

The product revenues presented no material variance for the year ended December 31, 2018 as compared to 2017.

Product revenues, classified by geographic location, are as follows (in thousands):

	Years ended December 31,
	2018		2017
	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$293	11%	$345	13%
Japan	2,058	77%	1,924	71%
EMEA	270	10%	344	13%
Asia Pacific	50	2%	76	3%
Total product revenues	$2,671	100%	$2,689	100%

The future:  We expect to continue to generate increased consumable utilization and a majority of product revenues from the sale of Cytori Cell Therapy-related products to researchers, clinicians, and distributors in all regions. In Japan and EMEA, researchers will use our technology in ongoing and new investigator-initiated and funded studies focused on, but not limited to, hand scleroderma,

Crohn’s disease, peripheral artery disease, erectile dysfunction, breast cancer related lymphedema, liver cirrhosis, and diabetic foot ulcers. In the US, researchers will use our technology in an ongoing study focused on hip osteonecrosis.

License revenue

In conjunction with a sale and license agreement with Bimini Technologies LLC in 2013, we agreed on certain contingent milestone consideration upon this licensee’s achievement of certain commercial product milestones.  As of December 31, 2018, the Company recognized and collected $1.0 million corresponding to a royalty for commercial milestone achieved.   No license revenue was recognized or collected for the year ended December 31, 2017.

The future:  We are unable to predict when or whether additional milestones will be achieved under the Bimini Agreement or our other license agreements. We will continue to monitor the progress towards contingent milestones under the Bimini Agreement and other license agreements.

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs, as well as amortization of intangible assets. The following table summarizes the components of our cost of revenues for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
Cost of product revenues	$1,140	$1,294
Amortization of intangible assets	1,225	1,225
Share-based compensation	8	24
Total cost of product revenues	$2,373	$2,543
Total cost of product revenues as % of product revenues	89%	95%

Cost of product revenues as a percentage of product revenues was 89% and 95% for the years ended December 31, 2018 and 2017, respectively.  Fluctuation in this percentage is due to our product mix, distributor and direct sales mix, geographic mix, foreign exchange rates, idle capacity, allocation of overhead.

The future: We expect to continue to see variation in our gross profit margin as the product mix, distributor and direct sales mix and geographic mix comprising revenues fluctuate. We are investigating various pricing options for our cellular therapeutics, which may help to increase our gross profit margins in 2019 and beyond.

Development revenues

Under our government contract with BARDA, we recognized a total of $3.0 million and $3.7 million in development revenues for the years ended December 31, 2018 and 2017, respectively which included allowable fees as well as cost reimbursements. During the years ended December 31, 2018 and 2017, we incurred $2.7 million and $3.5 million in qualified expenditures, respectively. The decrease in revenues for the years ended December 31, 2018 as compared to 2017 is primarily due to decreases in research and development activities related to our contract with BARDA as we began a new clinical phase of the contract.

The future: We entered into a contract amendment with BARDA in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020. We expect to begin enrollment of patients into the RELIEF trial in 2019.

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

The following table summarizes the components of our research and development expenses for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
General research and development	$8,561	$11,540
Share-based compensation	61	138
Total research and development expenses	$8,622	$11,678

The decrease in research and development expenses for the year ended December 31, 2018 as compared to the same period in 2017 is primarily due to decrease of approximately $1.5 million in clinical study expenses as well as a decrease of $1.0 million in salaries and benefits as a result of completion of enrollment in our U.S. STAR clinical trial enrolling in 2017, and decrease of $0.4 million in rent expenses, offset by an increase of $0.3 million in professional services incurred as part of the RELIEF clinical trial activities.

The future:  We expect aggregate research and development expenditures remain at current levels for 2019, as we begin enrollment of our RELIEF clinical trial and our ongoing development efforts of ATI-0918 and ATI-1123.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion. The following table summarizes the components of our sales and marketing expenses for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
Sales and marketing	$1,971	$3,477
Share-based compensation	47	116
Total sales and marketing expenses	$2,018	$3,593

Sales and marketing expenses decreased by $1.5 million for the year ended December 31, 2018 as compared to the same period in 2017 primarily due to decreases of $0.6 million in salaries and benefits as well as $0.5 million in professional services because of the decreased efforts of our commercial activities for Habeo.

The future:  We expect sales and marketing expenditures to remain at current levels for 2019, as we delay efforts on commercial readiness activities for Habeo in the U.S.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
General and administrative	$6,100	$7,119
Share-based compensation	239	475
Total general and administrative expenses	$6,339	$7,594

General and administrative expenses decreased by $1.0 million for the year ended December 31, 2018, as compared to 2017 primarily due to decreases of $1.0 million in salary and related benefits and $0.7 million in professional services expenses consistent with our ongoing cost curtailment efforts and restructuring implemented in September 2017, offset by an increase of $0.6 million related to the termination of a Lease Agreement for office space for our corporate headquarters in San Diego, California.

The future:  We expect general and administrative expenditures to remain at current levels during 2019.

Share-based compensation expenses

Share-based compensation expenses include charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
Cost of product revenues	$8	$24
Research and development-related	61	138
Sales and marketing-related	47	116
General and administrative-related	239	475
Total share-based compensation	$355	$753

The decrease in share-based compensation expenses for the year ended December 31, 2018 as compared to 2017 is primarily related to a delayed annual grant to directors and officers, lower annual grant activity to remaining employees caused by reductions in headcount and due to the decline in the stock price during 2018 as compared to the same periods in 2017, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of December 31, 2018, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.2 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.45 years.

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

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
Interest income	43	33
Interest expense	(1,922)	(2,049)
Other income, net	180	13
Change in fair value of warrants	2,233	—
Issuance cost of warrants	(470)	—
Total	$64	$(2,003)

•	Interest expense decreased for the year ended December 31, 2018 as compared to 2017, due to principal payments made on our debt from January through August 2017.
•	The changes in other income during the year ended December 31, 2018 as compared to 2017 resulted primarily from changes in exchange rates related to transactions in foreign currency.

•

The gain in fair value of our warrant liability for the year ended December 31, 2018, is primarily due to the decrease in stock price related to the warrants issued in connection with the issuance of Series C Convertible Preferred Stock in July 2018.

•	Issuance cost of warrants issued in connection with the Rights Offering in July 2018.

The future: We expect interest expense in 2019 to remain consistent or slightly decrease compared to 2018.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018	2017
Cash and cash equivalents	$5,261	$9,550

Current assets	$9,648	$14,864
Current liabilities	17,559	18,414
Working capital	$(7,911)	$(3,550)

We incurred net losses of $12.6 million for the twelve months ended December 31, 2018.  We have an accumulated deficit of $414.4 million as of December 31, 2018.  Additionally, we used net cash of $12.0 million to fund our operating activities for the twelve months ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement (defined below), with Oxford Finance, LCC (“Oxford”), requires the Company to maintain a minimum of $2.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement and requires the Company to achieve one of the following by March 29, 2019: (i) enter into an asset sale agreement with a minimum unrestricted net cash proceeds to the Company of $4.0 million; or (ii) enter into a binding agreement for the issuance and sale of its equity securities or unsecured convertible subordinated debt which would result in unrestricted gross cash proceeds of not less than $7.5 million; or enter into a merger agreement pursuant to which the obligations under the Loan Agreement would be paid down to a level satisfactory to Oxford. Based on our cash and cash equivalents on hand of approximately $5.3 million at December 31, 2018, the Company estimates that it will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under its $2.0 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed 2018 Rights Offering (defined below), our Lincoln Park Purchase Agreement (defined below) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), the 2017 Rights Offering (defined below), the Loan and Security Agreement and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material adverse impact on operations and would cause us to default on our loan.

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC “Maxim”) relating to the issuance and sale of 0.9 million shares of our common stock. The price to the public in this offering was $11.00 per share. Maxim purchased the shares from us pursuant to the Underwriting Agreement at a price of $10.40 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 94,400 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 84,900 shares at $11.00 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

On September 5, 2017, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance.  We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq of our intent to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of ten consecutive business days during the second 180-day period. On June 8, 2018, we received written notice from Nasdaq that we had regained compliance with the Nasdaq Stock Market Listing Rule 5500(a)(2) concerning our minimum bid price per share of our common stock.

On November 28, 2017, we closed a rights offering originally filed under a Form S-1 registration statement in August 2017 (“2017 Rights Offering”). Pursuant to the 2017 Rights Offering, the Company sold an aggregate of 10,000 units consisting of a total of 10,000 shares of Series B Convertible Preferred Stock, immediately convertible into approximately 3,000,000 shares of common stock and 18,000,000 warrants, exercisable for an aggregate of 1,800,000 shares of common stock at an exercise price of $3.333 per share of common stock, resulting in total net proceeds to the Company of $8.8 million. These warrants became exercisable on May 18, 2018.

On June 1, 2018, we entered into a Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time, through an “at the market” equity offering program (the “ATM program”) under which B. Riley FBR will act as sales agent. Through December 31, 2018, we have sold a total of 3.9 million shares for proceeds of approximately $1.7 million through the ATM program.

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

On August 28, 2018, we received a written notice from Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 25, 2019, in which to regain compliance.  On February 26. 2019, we were granted an additional compliance period of 180 calendar days, or until August 26, 2019, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq staff of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of ten consecutive business days during the 180-day period.

On September 21, 2018, Cytori entered into a purchase agreement and a registration rights agreement, with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares of the Company’s common stock over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. Through December 31, 2018, the Company sold a total of 0.6 million shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement. See Note 10 for further discussion on the Lincoln Park Agreement.

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

Cash (used in) provided by operating, investing and financing activities for the years ended December 31, 2018 and 2017 is summarized as follows (in thousands):

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(11,975)	$(18,128)
Net cash used in investing activities	(133)	(1,383)
Net cash provided by financing activities	7,168	16,815
Effect of exchange rate changes on cash and cash equivalents	16	11
Net decrease in cash and cash equivalents	$(4,924)	$(2,685)

Operating activities

Net cash used in operating activities for the year ended December 31, 2018 was $12.0 million. Overall, our operational cash use decreased during the year ended December 31, 2018 as compared to 2017 due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $6.1 million.

Investing activities

The decrease in net cash used in investing activities for the year ended December 31, 2018, as compared to 2017, resulted primarily from cash outflows for payment for long-lived assets purchased as part of Azaya’s acquisition of $1.2 million and purchase of fixed assets of $0.2 million.

Financing Activities

The net cash provided by financing activities for the year ended December 31, 2018 is primarily related to sales of common and preferred stocks of $7.2 million, net of costs from sale, through our Rights Offering, a confidentially marketed public offering, Lincoln Park Agreement and ATM program, which decreased compared to the sales of common and preferred stocks of $21.5 million, net of costs from sale, for the year ended December 31, 2017, offset by the cash used in principal payments on our debt of $4.7 million.

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

Revenue Recognition

The Company’s revenue recognition accounting policy until December 31, 2017, prior to the adoption of the new revenue standard

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

The Company’s revenue recognition accounting policy from January 1, 2018, following the adoption of the new revenue standard

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

For arrangements that include sales-based royalties, including milestone payments based on the level of sales or gross profits, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue based on an assessment of the probability of achievement of the milestones and the likelihood of a significant reversal of such milestone revenue at each reporting date. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Goodwill and Intangibles

Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. We perform our impairment test annually during the fourth quarter. The impairment evaluation is performed assuming that we operate in a single operating segment and reporting unit. First we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. There was no indication of impairment of goodwill for all periods presented, as our market capitalization throughout 2017 and 2018 was greater than our net asset position.

Separable intangible assets that have finite useful lives are amortized over their respective useful lives.

Warrant Liability

Warrants issued in connection with the 2018 Rights Offering, in July 2018, do not trade in an active securities market, and as such, we estimate the fair value of these warrants using an option pricing model.  Following the authoritative accounting guidance, warrants with variable exercise price features are accounted for as liabilities, with changes in the fair value included in operating expenses. We estimated the fair value of the warrants immediately before and after modification using an option pricing model to reclassify its fair value from additional paid-in capital to warrant liability.

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

Shareholders and Board of Directors

Cytori Therapeutics, Inc.

San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cytori Therapeutics, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

March 29, 2019

CYTORI THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	As of December31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,261	$9,550
Accounts receivable, net of reserves of $185 in 2018 and $167 in 2017	286	145
Restricted cash	40	675
Inventories, net	2,947	3,183
Other current assets	1,114	1,311
Total current assets	9,648	14,864

Property and equipment, net	2,559	3,052
Other assets	1,905	2,570
Intangibles, net	5,957	7,207
Goodwill	3,922	3,922
Total assets	$23,991	$31,615
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,357	$4,790
Current portion of long-term obligations, net of discount	14,202	13,624
Total current liabilities	17,559	18,414

Deferred revenues	167	94
Long-term deferred rent and other	124	107
Warrant liability	916	—
Total liabilities	18,766	18,615

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 30,223 shares issued; 4,606 and 2,431 shares outstanding in 2018 and 2017, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,830,414 and 5,782,573 shares issued and outstanding in 2018 and 2017, respectively	15	6
Additional paid-in capital	418,375	413,356
Accumulated other comprehensive income	1,218	1,387
Accumulated deficit	(414,383)	(401,749)
Total stockholders’ equity	5,225	13,000
Total liabilities and stockholders’ equity	$23,991	$31,615

See Accompanying Notes to these Consolidated Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2018	2017
Revenues:
Product	$2,671	$2,689
License	1,000	—
	3,671	2,689

Cost of product revenues	1,148	1,318
Amortization of intangible assets	1,225	1,225
Gross profit	1,298	146

Development revenues:
Government contracts and other	2,983	3,722
	2,983	3,722
Operating expenses:
Research and development	8,622	11,678
Sales and marketing	2,018	3,593
General and administrative	6,339	7,594
In process research and development acquired from Azaya	—	1,686
Total operating expenses	16,979	24,551
Operating loss	(12,698)	(20,683)

Other income (expense):
Interest income	43	33
Interest expense	(1,922)	(2,049)
Other income, net	180	13
Change in fair value of warrants	2,233	—
Issuance cost of warrants	(470)	—
Total other expense	64	(2,003)
Net loss	$(12,634)	$(22,686)
Beneficial conversion feature for convertible preferred stock	(2,487)	(3,977)
Net loss allocable to common stockholders	$(15,121)	$(26,663)

Basic and diluted net loss per share allocable to common stockholders	$(1.74)	$(8.23)
Basic and diluted weighted average shares used in calculating net loss per share allocable to common stockholders	8,692,551	3,238,983

Comprehensive loss:
Net loss	$(12,634)	$(22,686)
Other comprehensive income – foreign currency translation adjustments	(169)	129
Comprehensive loss	$(12,803)	$(22,557)

See Accompanying Notes to these Consolidated Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands, except share data)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2016	—	$-	2,170,789	$2	$388,789	$1,258	$(379,063)	$10,986
Share-based compensation	—	—	—	—	753	—	—	753
Issuance of common stock under employee stock purchase plan	—	—	120	—	1	—	—	1
Sale of common stock, net	—	—	1,223,708	1	12,715	—	—	12,716
Issuance of Series B Convertible Preferred Stock into common stock, net	10,000	—	—	—	8,767	—	—	8,767
Conversion of Series B Convertible Preferred Stock into common stock	(7,569)	—	2,270,632	3	20	—	—	23
Issuance of common stock as part of Azaya Therapeutics acquisition, net	—	—	117,324	—	2,311	—	—	2,311
Beneficial conversion feature related to Series B Convertible Preferred Stock	—	—	—	—	3,977	—	—	3,977
Accretion of beneficial conversion feature related to Series B Convertible Preferred Stock	—	—	—	—	(3,977)	—	—	(3,977)
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	(22,686)	(22,686)
Balance at December 31, 2017	2,431	$-	5,782,573	$6	$413,356	$1,387	$(401,749)	$13,000
Share-based compensation	—	—	—	—	355	—	—	355
Sale of common stock, net	—	—	4,608,453	5	1,619	—	—	1,624
Issuance of Series C Convertible Preferred Stock into common stock, net	6,723	—	—	—	3,041	—	—	3,041
Conversion of Series C Convertible Preferred Stock into common stock	(3,228)	—	4,043,343	4	4	—	—	8
Conversion of Series B Convertible Preferred Stock into common stock	(1,320)		396,045	—	—	—	—	—
Beneficial conversion feature related to Series C Convertible Preferred Stock	—	—	—	—	2,487	—	—	2,487
Accretion of beneficial conversion feature related to Series C Convertible Preferred Stock	—	—	—	—	(2,487)	—	—	(2,487)
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(169)	—	(169)
Net loss	—	—	—	—	—	—	(12,634)	(12,634)
Balance at December 31, 2018	4,606	$-	14,830,414	$15	$418,375	$1,218	$(414,383)	$5,225

See Accompanying Notes to these Consolidated Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,634)	$(22,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,004	2,151
Amortization of deferred financing costs and debt discount	578	707
In process research and development acquired from Azaya Therapeutics	—	1,686
Change in fair value of warrants	(2,233)	—
Allocation of issuance cost associated with warrants	470	—
Provision for doubtful accounts	18	—
Provision for excess inventory	463	340
Share-based compensation expense	355	753
Loss (gain) on asset disposal	36	(42)
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(173)	1,129
Inventories	475	251
Other current assets	85	(593)
Other assets	23	(94)
Accounts payable and accrued expenses	(1,532)	(1,817)
Deferred revenues	73	(3)
Long-term deferred rent and other	17	90
Net cash used in operating activities	(11,975)	(18,128)

Cash flows from investing activities:
Purchases of property and equipment	(133)	(295)
Proceeds from sale of assets	—	113
Purchase of long-lived assets as part of Azaya Therapeutics' acquisition	—	(1,201)
Net cash used in investing activities	(133)	(1,383)

Cash flows from financing activities:
Principal payments on long-term obligations	—	(4,720)
Financed capital expenditures	(66)	—
Proceeds from sale of common and preferred stock	8,766	23,613
Costs from sale of common and preferred stock	(1,532)	(2,078)
Net cash provided by financing activities	7,168	16,815
Effect of exchange rate changes on cash and cash equivalents	16	11
Net decrease in cash and cash equivalents	(4,924)	(2,685)
Cash, cash equivalents, and restricted cash at beginning of period	10,225	12,910
Cash, cash equivalents, and restricted cash at end of period	$5,301	$10,225

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$1,331	$1,364
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$8	$23
Fair value of Series C and Series B Convertible Preferred Stock beneficial conversion feature	$2,487	$3,977
Common stock issued in payment for the assets acquired from Azaya Therapeutics	$—	$2,311

See Accompanying Notes to these Consolidated Financial Statements

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

1.	Organization and Operations

The Company

Cytori Therapeutics, Inc. (Nasdaq: CYTX) is a therapeutics company developing regenerative and oncologic therapies from its proprietary cell therapy and nanoparticle platforms for a variety of medical conditions. The Company’s primary focus on bringing its lead nanoparticle product candidate, ATI-0918, to the European market and the development of its cell therapies for impaired hand function in scleroderma, osteoarthritis of the knee, stress urinary incontinence, and full thickness thermal burns including those complicated by radiation exposure.

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

Liquidity and Going Concern

We incurred net losses of $12.6 million for the twelve months ended December 31, 2018.  We have an accumulated deficit of $414.4 million as of December 31, 2018.  Additionally, we used net cash of $12.0 million to fund our operating activities for the twelve months ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement (defined in Note 7), with Oxford Finance, LCC (“Oxford”), as further described in Note 7, requires the Company to maintain a minimum of $2.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement and requires the Company to achieve one of the following by March 29, 2019: (i) enter into an asset sale agreement with a minimum unrestricted net cash proceeds to the Company of $4.0 million;

or (ii) enter into a binding agreement for the issuance and sale of its equity securities or unsecured convertible subordinated debt which would result in unrestricted gross cash proceeds of not less than $7.5 million; or enter into a merger agreement pursuant to which the obligations under the Loan Agreement would be paid down to a level satisfactory to Oxford. Based on our cash and cash equivalents on hand of approximately $5.3 million at December 31, 2018, the Company estimates that it will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under its $2.0 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed 2018 Rights Offering (defined in Note 10), our Lincoln Park Purchase Agreement (defined in Note 10) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), the ATM program (further defined below) initiated in June 2018, the 2017 Rights Offering (defined in Note 10), the Loan and Security Agreement and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material adverse impact on operations and would cause us to default on our loan.

On April 11, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC “Maxim”) relating to the issuance and sale of 0.9 million shares of our common stock. The price to the public in this offering was $11.00 per share. Maxim purchased the shares from us pursuant to the Underwriting Agreement at a price of $10.40 per share. The net proceeds to us from the offering were approximately $8.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The offering closed on April 17, 2017. In addition, under the terms of the Underwriting Agreement, we granted Maxim a 45-day option to purchase up to 94,400 additional shares of common stock. On May 31, 2017, Maxim exercised their overallotment option and purchased 84,900 shares at $11.00 per share. The net proceeds to us were $0.8 million, after deducting underwriting costs and offering expenses payable by us.

On September 5, 2017, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until March 5, 2018, in which to regain compliance.  We were granted an additional compliance period of 180 calendar days, or until September 4, 2018, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq of our intent to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of ten consecutive business days during the second 180-day period. On June 8, 2018, we received written notice from Nasdaq that we had regained compliance with the Nasdaq Stock Market Listing Rule 5500(a)(2) concerning our minimum bid price per share of our common stock.

On November 28, 2017, we closed a rights offering originally filed under a Form S-1 registration statement in August 2017 (“2017 Rights Offering”). Pursuant to the 2017 Rights Offering, the Company sold an aggregate of 10,000 units consisting of a total of 10,000 shares of Series B Convertible Preferred Stock, immediately convertible into approximately 3,000,000 shares of common stock and 18,000,000 warrants, exercisable for an aggregate of 1,800,000 shares of common stock at an exercise price of $3.333 per share of common stock, resulting in total net proceeds to the Company of $8.8 million. These warrants became exercisable on May 18, 2018.

On June 1, 2018, we entered into a Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time, through an “at the market” equity offering program (the “ATM program”) under which B. Riley FBR will act as sales agent. Through December 31, 2018, we have sold a total of 3.9 million shares for proceeds of approximately $1.7 million through the ATM program. See Note 10 for further discussion on the ATM program.

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

On August 28, 2018, we received a written notice from Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 25, 2019, in which to regain compliance.  We were granted an additional compliance period of 180 calendar days, or until August 26, 2019, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq staff of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of ten consecutive business days during the 180-day period.

On September 21, 2018, Cytori entered into a purchase agreement and a registration rights agreement, with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares of the Company’s common stock over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. Through December 31, 2018, the Company sold a total of 0.6 million shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement. See Note 10 for further discussion on the Lincoln Park Agreement.

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

Cash and cash equivalents includes cash in readily available checking and savings accounts.  We held no investments as of December 31, 2018 and 2017.  We maintain our cash at insured financial institutions.

Restricted Cash

Restricted cash consists of cash invested in certificate of deposits used as collateral for the issuance of letters of credit pursuant to lease agreements for leasing of property at 3020 and 3030 Callan Road, San Diego, CA, which requires us to execute a letter of credit for $40,000 and $0.7 million naming the landlord as a beneficiary as of December 31, 2018 and 2017, respectively.

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

Goodwill and Intangibles

Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. We perform our impairment test annually during the fourth quarter. As the Company operates in a single operating segment and reporting unit, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. We experienced significant volatility in our share price during the year. During Q3 2018 and Q4 2018, our stock price significantly declined in comparison to the corresponding previous quarters. We performed a valuation of our single reporting unit as of September 30, 2018 (and as updated for the annual test during the fourth quarter in 2018). Based upon the results of our valuation, management concluded that the fair value of the reporting unit exceeded its carrying value. We determined that a blending of the income approach and an option pricing model back-solve was a reasonable approximation of the fair value of the reporting unit. Additionally, a further reduction in our market capitalization could be an indicator of impairment. Given the volatility of our stock price a continued decline in market capitalization could result in an impairment of our goodwill.

Separable intangible assets that have finite useful lives are amortized over their respective useful lives.

As part of the May 2013 acquisition of the Joint Venture with Olympus Corporation, we acquired intangible assets which consisted primarily of contractual license rights that had previously enabled the Joint Venture to conduct development and manufacturing activities pertaining to certain aspects of Cytori’s Celution technology.  The useful life of the identifiable intangible assets was estimated based on the assumed future economic benefit expected to be received from the assets. The technology was valued at $9.4 million and is being amortized on a straight-line basis over a useful life of eleven years, commensurate with the expected cash flows. The amortization expense was $1.2 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively. The estimated aggregate amortization expense will be approximately $1.2 million per year from for 2019 through 2022, and $0.9 million thereafter. Accumulated amortization on the intangible assets was $5.9 million as of December 31, 2018 and $4.7 million as of December 31, 2017.

The changes in the carrying amounts of finite-life intangible assets and goodwill for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	December 31, 2018	December 31, 2017
Intangibles, net:
Beginning balance	$7,207	$8,447
Increase	—	—
Amortization	(1,250)	(1,240)
Ending balance	5,957	7,207
Goodwill, net:
Beginning balance	3,922	3,922
Increase (decrease)	—	—
Ending balance	3,922	3,922
Total goodwill and other intangibles, net	$9,879	$11,129

Warrant Liability

Warrants with exercise price reset features (down-round protection) are accounted for as liabilities, with changes in the fair value included in net loss until they are either exercised or expire.  In connection with the 2018 Rights Offering, in July 2018, the Company issued Series C Convertible Preferred Stock, immediately convertible into common stocks and warrants.  The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $3.63 per share, subject to adjustment, for 20 consecutive trading days. The initial fair value of the liability associated with these warrants was $3.1 million, and the fair value decreased to $0.9 million as of December 31, 2018. The main driver for the change in the fair value of warrants at December 31, 2018, was related to the change in our stock price.

The warrants are not traded in an active securities market, and as such the estimated the fair value as of December 31, 2018 was determined by using an option pricing model with the following assumptions:

	As of December 31, 2018	As of July 25, 2018 (inception date)
Expected term	2.1 years	2.5 years
Common stock market price	$0.29	$0.72
Risk-free interest rate	2.48%	2.70%
Expected volatility	125%	112%
Resulting fair value (per warrant)	$0.13	$0.45

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

Refer to Note 3 for a discussion of the change in our Level 3 warrant liability value.

Revenue Recognition

Product Sales

The Company’s revenue recognition accounting policy until December 31, 2017, prior to the adoption of the new revenue standard

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

The Company’s revenue recognition accounting policy from January 1, 2018, following the adoption of the new revenue standard

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

The following table represents revenue by product (in thousands):

	Years ended December 31,
	2018	2017
Consumable	$2,169	$1,918
Device	225	576
Other products	277	195
	$2,671	$2,689

Product revenues, classified by geographic location, are as follows (in thousands):

	Years ended December 31,
	2018		2017
	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$293	11%	$345	13%
Japan	2,058	77%	1,924	71%
EMEA	270	10%	344	13%
Asia Pacific	50	2%	76	3%
Total product revenues	$2,671	100%	$2,689	100%

License Revenue

For arrangements that include sales-based royalties, including milestone payments based on the level of sales or gross profits, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue based on an assessment of the probability of achievement of the milestones and the likelihood of a significant reversal of such milestone revenue at each reporting date. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.  In conjunction with a sale and license agreement with Bimini Technologies LLC in 2013, we agreed on certain contingent milestone consideration upon this licensee’s achievement of certain commercial product milestones.  As of December 31, 2018, the Company recognized $1.0 million corresponding to a royalty for commercial milestone achieved.

Concentration of Significant Customers & Geographical Sales

For the year ended December 31, 2018, our sales were concentrated with respect to two direct customers, which comprised 60% of our product revenue recognized. Two direct customers accounted for 70% of total outstanding accounts receivable (excluding receivables from BARDA) as of December 31, 2018.

For the year ended December 31, 2017, our sales were concentrated with respect to five direct customers, which comprised 68% of our product revenue recognized. One licensee and one direct customer accounted for 77% of total outstanding accounts receivable (excluding receivables from BARDA) as of December 31, 2017.

Development Revenues

The Company earns revenue for performing tasks under research and development agreements with governmental agencies like BARDA. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contract and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement.  The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.   We recognized $3.0 million and $3.7 million in BARDA revenue for the years ended December 31, 2018 and 2017, respectively.

Research and Development

Research and development expenditures, which are charged to operations in the period incurred, include costs associated with the design, development, testing and enhancement of our products, regulatory fees, the purchase of laboratory supplies, and pre-clinical and clinical studies as well as salaries and benefits for our research and development employees.

Also included in research and development expenditures are costs incurred to support the government reimbursement contract, including $2.7 million and $3.5 million of qualified expenses that were incurred for the years ended December 31, 2018 and 2017, related to our government contract with BARDA.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2018 and 2017, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

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

Segment Information

For the years ended December 31, 2018 and 2017, the Company is managed as a single operating segment, therefore we report our results in one operating segment.

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

We have excluded all potentially dilutive securities, including unvested performance-based restricted stock, from the calculation of diluted loss per share attributable to common stockholders for the years ended December 31, 2018 and 2017, as their inclusion would be antidilutive.  Potentially dilutive securities excluded from the calculations of diluted loss per share were 13.7 million as of December 31, 2018, which includes 8.9 million outstanding warrants and 0.1 million options, 4.7 million of preferred stocks, and restricted stock awards. Potentially dilutive securities excluded from the calculations of diluted loss per share were 0.5 million as of December 31, 2017.

Recently Issued and Recently Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We will adopt this new standard on January 1, 2019 (the "effective date") using the modified retrospective transition option of applying the new standard at the adoption date. As such, we will not adjust prior period amounts. Furthermore, we expect to elect the practical expedients upon transition, which permit companies to not reassess lease identification, classification, and initial direct costs under the new standard for leases that commenced prior to the effective date. We have substantially completed the process of analyzing and extracting relevant data from the Company’s lease contracts. We are finalizing our evaluation of the impact that this guidance will have on our financial statements, including related disclosures, and expect to recognize additional right-of-use assets and corresponding lease liabilities related to operating leases.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The adoption of this standard, in the first quarter of 2018, changed the presentation of our statement of cash flows to include our restricted cash balance with the non-restricted cash balances. The new guidance did not have a material impact on the Company's consolidated financial statements. Cash, cash equivalents, and restricted cash reported on the consolidated statements of cash flows includes restricted cash of $0.4 million, $0.7 million, and $40,000 and cash, cash equivalents of $12.6 million, $9.6 million, and $5.3 million as of December 31, 2016, December 31, 2017 and December 31, 2018, respectively.

3.	Fair Value

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

As of December 31, 2017, we did not have any asset or liability measured at fair value presented on our balance sheet.

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

The following table summarizes the change in our Level 3 warrant liability value (in thousands):

	Years ended December 31,
Warrant liability	2018	2017
Beginning balance	$3,148	$—
Change in fair value	(2,233)	—
Ending balance	$916	$—

Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at December 31, 2018 and 2017, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments. Further, based on the borrowing rates currently available for loans with similar terms, we believe the fair value of long-term debt approximates its carrying value.

At December 31, 2018 and 2017, the aggregate fair value and the carrying value of the Company’s long-term debt were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Debt	$14,043	$14,202	$13,427	$13,624

Carrying value is net of debt discount of $0.6 million and $0.4 million as of December 31, 2018 and 2017, respectively.

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

4.	Asset Purchase Agreement with Azaya Therapeutics

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

At the closing of the acquisition, we (i) issued 117,325 of shares of our common stock in Azaya’s name, (A) 87,994 of which were delivered to Azaya promptly after the Closing, and (B) 29,331 of which were deposited into a 15-month escrow pursuant to a standard escrow agreement; and (ii) assumed the obligation to pay approximately $1.8 million of Azaya’s existing payables, all of which were paid prior December 31, 2017.  At the Closing Date, Azaya had no employees and therefore no Azaya employees were transitioned to us.

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

5.	Composition of Certain Financial Statement Captions

Inventories, net

As of December 31, 2018 and 2017, inventories, net, were comprised of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$758	$681
Work in process	555	722
Finished goods	1,634	1,780
	$2,947	$3,183

Other Current Assets

As of December 31, 2018 and 2017, other current assets were comprised of the following (in thousands):

	December 31,
	2018	2017
Prepaid supplies or services, current	$440	$544
Prepaid insurance	564	556
Prepaid consumption tax in Japan	19	99
Other receivables	91	112
	$1,114	$1,311

Property and Equipment, net

As of December 31, 2018 and 2017, property and equipment, net, were comprised of the following (in thousands):

	December 31,
	2018	2017
Manufacturing and development equipment	$3,753	$4,507
Office and computer equipment	1,242	1,805
Leasehold improvements	2,535	5,087
	7,530	11,399
Less accumulated depreciation	(4,971)	(8,347)
	$2,559	$3,052

Depreciation expense totaled $0.8 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively.

Other Assets

As of December 31, 2018 and 2017, other assets were comprised of the following (in thousands):

	December 31,
	2018	2017
Long-term supplies	$1,540	$2,181
Deposits	365	389
	$1,905	$2,570

Accounts Payable and Accrued Expenses

As of December 31, 2018 and 2017, accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2018	2017
Accrued expenses	$1,191	$1,599
Accounts payable	720	1,297
Accrued payroll and bonus	554	810
Accrued legal fees	186	509
Accrued vacation	192	64
Accrued R&D studies	230	286
Other current liabilities	284	225
	$3,357	$4,790

6.	Commitments and Contingencies

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress.  As of December 31, 2018, we have clinical research study obligations of $3.0 million, $1.8 million of which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

We lease facilities for our headquarters office location as well as international office locations. As of December 31, 2018, we have contractual lease obligations to make payments on leases of office and manufacturing space as follows:

Years Ending December 31,	Obligation
2019	$1,282
2020	638
2021	638
2022	192
Total	$2,750

Rent expense, which includes common area maintenance, for the years ended December 31, 2018 and 2017 was $1.9 million and $2.2 million, respectively.

On February 27, 2017, we entered into a Lease Agreement of office space for our corporate headquarters in San Diego, California (the “Lease”). The initial term of the Lease is 63 months and may be extended upon mutual agreement. The commencement date was originally expected to take place in November 2017 and subsequently amended to January 1, 2018. In connection with our restructuring announced in September 2017, we began negotiations with the landlord and in February 2018, announced a buy-out of our obligations with the Lease of approximately $0.6 million, included in the general and administrative expenses.

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

On August 31, 2018, we filed a Demand for Arbitration with the American Arbitration Association in San Diego, California, against Bimini Technologies LLC (“Bimini”) for fraud and breach of a Sale and Exclusive License/Supply Agreement made in 2013 under which Bimini licensed rights to the Company’s Standalone Fat Transplantation, including the Puregraft Product Line and associated trademarks.  Our arbitration demand alleged that Bimini failed to make a $1.0 million milestone payment due to the Company after Bimini achieved $10.0 million in gross profits from the sale of the Company’s Puregraft product line, and Bimini deceived the Company about Bimini’s true gross profits figures.  Our arbitration demand sought that $1.0 million milestone payment, as well prejudgment interest and attorneys’ fees.  On October 29, 2018 Bimini made the $1.0 million milestone payment. The parties subsequently entered into a settlement agreement resolving the claims in the Demand for Arbitration.

7.	Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement, with Oxford (the “Loan and Security Agreement”), pursuant to which it funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, we were previously required to make interest only payments through June 1, 2016 and thereafter we were required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2019, the maturity date. On February 23, 2016, we received an acknowledgement and agreement from Oxford related to the positive data on our U.S. ACT-OA clinical trial. As a result, pursuant to the Loan and Security Agreement, the period for which we are required to make interest-only payments was extended from July 1, 2016 to January 1, 2017. All unpaid principal and interest with respect to the Term Loan is due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, we are required to make a final payment in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to Oxford warrants to purchase an aggregate of 9,444 shares of our common stock at an exercise price of $103.50 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

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

On December 31, 2018, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Term Loan with Oxford. Oxford agreed to extend the maturity date from June 1, 2019 to June 1, 2020.  The Amendment increases the minimum liquidity covenant level from $1.5 million to $2.0 million and extends the interest-only period under the Loan Agreement to March 1, 2019. The Amendment also requires that the Company achieve one of the following by January 31, 2019: enter into an asset sale agreement with a minimum unrestricted net cash proceeds to the Company of $4.0 million; enter into a binding agreement for the issuance and sale of its equity securities or unsecured convertible subordinated debt which would result in unrestricted gross cash proceeds of not less than $7.5 million; or enter into a merger agreement pursuant to which the obligations under the Loan Agreement would be paid down to a level satisfactory to Oxford. The Company agreed to pay Oxford an amendment fee of $350,000 at the earlier of maturity or acceleration of the loan. On February 13, 2019, the Company entered into a fifth amendment of the loan agreement to primarily extend the January 31, 2019 obligations under the Fourth Amendment to February 28, 2019. On March 4, 2019, the Company entered into a sixth amendment of the loan agreement to primarily extend the February 13, 2019 obligations under the fifth amendment to March 29, 2019.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving certain liquidity levels when the total principal outstanding under the Loan Agreement is less than $3 million. As of December 31, 2018, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

The Term Loan Agreement contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by us or a declaration of material adverse change by our lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could materially harm our financial condition. As of December 31, 2018, we were in compliance with all covenants under the Term Loan and have not received any notification or indication from Oxford to invoke the material adverse change clause. However, due to our current cash flow position and the substantial doubt about our ability to continue as a going concern, the entire principal amount of the Term Loan has been reclassified to short-term. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

Additional details relating to the outstanding Term Loan as of December 31, 2018 and 2017 are presented in the following table (in thousands):

Year ended December 31, 2018
Origination Date	Original Loan Amount	Interest Rate**	Current Monthly Payment***	Original Term	Remaining Principal (Face Value)
May 2015	$17,700	8.95%	$100	48 Months	$12,980

Year ended December 31, 2017
Origination Date	Original Loan Amount	Interest Rate**	Current Monthly Payment*	Original Term	Remaining Principal (Face Value)
May 2015	$17,700	8.95%	$100	48 Months	$12,980

*Monthly payment as of December 2017, which reflects interest only

**3 month LIBOR rate with a floor of 1% plus 7.95%

***Monthly payment as of December 2018, which reflects interest only

As of December 31, 2018, the future contractual principal and final fee payments on all of our debt and capital lease obligations are as follows (as thousands):

Years Ending December 31,
2019	$8,653
2020	6,090
Total	$14,743

Reconciliation of Face Value to Book Value as of December 31, 2018
Total debt and lease obligations, including final payment fee (Face Value)	$14,743
Less: Debt discount	(541)
Total obligation	$14,202

Our interest expense for the years ended December 31, 2018 and 2017 was $1.9 million and $2.0 million, respectively.  Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.6 million and $0.7 million, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

8.	Income Taxes

Due to our net losses for the years ended December 31, 2018 and 2017, and since the Company has recorded a full valuation allowance against deferred tax assets, there was no provision or benefit for income taxes recorded.

The components of income/(loss) before income tax provision (benefit) as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
U.S.	$(12,240)	$(21,915)
Foreign	(394)	(771)
	$(12,634)	$(22,686)

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rates of 21% and 34% for the years ended December 31, 2018 and 2017, respectively, is as follows:

	2018	2017
Income tax expense (benefit) at federal statutory rate	(21.0)%	(34.0)%
Income tax expense (benefit) at state statutory rate	(5.8)%	(3.9)%
Change in valuation allowance	31.8%	(172.4)%
Change in state rate	(0.1)%	(0.8)%
Permanent interest adjustments	0.5%	0.2%
Stock compensation	1.3%	3.0%
Research credit	(1.0)%	(1.1)%
Foreign rate differential	—	202.1%
NOLs expiring and adjustments to NOL	—	7.0%
Mark to market adjustment	(3.7)%	—
Other, net	(2.0)%	(0.1)%
	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Allowances and reserves	$270	$140
Accrued expenses	122	154
Stock based compensation	996	1,065
Net operating loss carryforwards	91,197	87,426
Income tax credit carryforwards	8,671	8,587
Property and equipment, principally due to differences in depreciation	548	514
Other, net	38	45
	101,842	97,931
Valuation allowance	(101,091)	(97,089)
Total deferred tax assets, net of allowance	751	842
Deferred tax liabilities:
Intangibles assets	(751)	(842)
Total deferred tax liability	(751)	(842)
Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $101.1 million as of December 31, 2018 as it does not believe it is more likely than not our net deferred tax assets will be realized. The Company increased its valuation allowance by approximately $4.0 million during the year ended December 31, 2018.

At December 31, 2018, we had federal, and state tax loss carry forwards of approximately $380.6 million, and $156.8 million, respectively. The federal and state net operating loss carry forwards begin to expire in 2019 and 2028, respectively, if unused. The federal net operating loss carryover includes $13.1 million of net operating losses generated in 2018. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2018, we had federal and state tax credit carry forwards of approximately $5.2 million and $4.5 million, respectively, after reduction for uncertain tax positions. The Company has not performed a formal research and development credit study with respect to these credits.  The federal credits will begin to expire in 2019, if unused, and the state credits carry forward indefinitely.

Pursuant to the Internal Revenue Code (“IRC”) of 1986, as amended, specifically IRC §382 and IRC §383, The Company’s ability to use net operating loss and R&D tax credit carry forwards (“tax attribute carry forwards”) to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year testing period. The Company has not completed an ownership change analysis pursuant to IRC Section 382 for taxable years ended after December

31, 2007. If ownership changes within the meaning of IRC Section 382 are identified as having occurred subsequent to 2007, the amount of remaining tax attribute carry forwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated.  Further, the Company’s deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC §382.

In December 2017, the Tax Cuts and Jobs Act (the "2017 Act) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. In 2017 and in the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the act by applying the guidance in Staff Accounting Bulletin No. 118 ("SAB 118") because we had not completed our accounting for these effects.  In 2018 and 2017, the Company recorded $0 net tax expense related to the enactment-date effects of the Act related to the remeasurement of deferred tax assets and liabilities.  There were no changes made in 2018 to our 2017 enactment-date provisional amounts.

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018. At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, related to the remeasurement of deferred tax assets and liabilities. At December 31, 2018, the Company has now completed our accounting for all of the enactment-date income tax effects of the Act and no adjustments were made to the provisional amounts recorded at December 31, 2017.

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $45.8 million, which was fully offset by valuation allowance. Upon further analysis of certain aspects of the Act and refinement of our calculations during the 12 months ended December 31, 2018, the Company determined that no adjustment was necessary to our provisional amount.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company has not recognized any liability for uncertain tax positions as of December 31, 2018 and 2017.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Unrecognized Tax Benefits – Beginning	$2,157	$2,062
Gross increases – tax positions in prior period	1	—
Gross decreases – tax positions in prior period	(3)	—
Gross increase – current-period tax positions	61	95
Unrecognized Tax Benefits – Ending	$2,216	$2,157

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

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses as of December 31, 2018.

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

9.	Employee Benefit Plan

We implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. We may make discretionary annual contributions to the Plan, which is allocated to the profit sharing accounts based on the number of years of employee service and compensation. At the sole discretion of the Board of Directors, we may also match the participants’ contributions to the Plan. We made no discretionary or matching contributions to the Plan in 2018 or 2017.

10.	Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders. There were 13,500 shares of Series A 3.6% Convertible Preferred Stock and 10,000 Series B Convertible Preferred Stock that had been issued at December 31, 2018 and December 31, 2017, respectively. There were no shares of Series A 3.6% Convertible Preferred Stock outstanding as of either date. There were 1,112 and 2,431 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2018 and December 31, 2017, respectively. There were 3,494 and 0 shares of Series C Preferred Stock outstanding as of December 31, 2018 and December 31, 2017, respectively.

On November 27, 2017, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.001 per share, designated as the “Series B Convertible Preferred Stock”. The number of shares initially constituting the Series B Convertible Preferred Stock was set at 10,000 shares. Pursuant to a registration statement on Form S-1, originally filed on August 14, 2017, as amended, and declared effective by the U.S. Securities and Exchange Commission (“SEC”) on November 2, 2017, and related prospectus (as supplemented), the Company registered and distributed to holders of its common stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 10,000 units consisting of 10,000 shares of Series B Convertible Preferred Stock and 18 million warrants, with every 10 warrants exercisable for one common stock at an exercise price of $3.333 per share for 30 months from the date of issuance at any time after the date the stockholder approval to increase our authorized common stock share count.  Pursuant to the 2017 Rights Offering, which closed on November 28, 2017, the Company sold an aggregate of 10,000 units, resulting in total net proceeds to the Company of approximately $8.8 million.  Based on the relevant authoritative accounting guidance, the warrants were equity classified at the issuance date. The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $8.33 per share for 10 consecutive trading days.

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

The fair value of the common stock into which the Series C Preferred Stock was convertible on the date of issuance exceeded the proceeds allocated to the preferred stock, resulting in the beneficial conversion feature that we recognized as a deemed dividend to the preferred stockholders and, accordingly, an adjustment to net loss to arrive at net loss allocable to common stockholders.  We recorded a deemed dividend within additional paid-in capital of $2.5 million for the quarter ended December 31, 2018, related to a beneficial conversion feature included in the issuance of our Series C Convertible Preferred Stock.

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

On June 1, 2018, the Company entered into a Sales Agreement with B. Riley FBR to sell shares of its common stock having an aggregate offering price of up to $6.5 million through its ATM program. Through December 31, 2018, the Company sold a total of 3.9 million shares for proceeds of approximately $1.7 million through the ATM program.

On September 21, 2018, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares, of the Company’s common stock, over the 24-month period following October 15, 2018. The

Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 250,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. The Company’s sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of no more than 4.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event under an accelerated purchase will shares be sold to Lincoln Park on a day the closing price of the Company’s common stock is less than the floor price of $0.25 per share as set forth in the Lincoln Park Purchase Agreement. Through December 31, 2018, the Company sold a total of 0.6 million shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement.

11.	Stock-based Compensation

In August 2014, we adopted the 2014 Equity Incentive Plan (the “2014 Plan”), which provides our employees, directors and consultants the opportunity to purchase our common stock in the form of options (incentive or non-qualified), stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, cash-based awards other stock-based awards, and deferred compensation awards.  The 2014 Plan initially provides for issuance of 26,500 shares of our common stock.  In August 2015, the Company amended the 2014 Plan to add 30,180 shares to its share pool. In addition, the amendment increased the number of “incentive stock options” which may be issued under the 2014 Plan by an identical amount. In May 2016, May 2017 and May 2018, the Company amended the 2014 Plan to add 33,333, 200,000, and 750,000 shares, respectively, to its share pool.

On December 29, 2015, we adopted the 2015 New Employee Incentive Plan (the “2015 Plan”). Awards under the 2015 Plan may only be made to an employee who has not previously been an employee or member of the Board of any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The 2015 Plan provides for issuance of 6,666 shares. In January 2017, the Company amended the 2015 Plan to add 25,000 shares to its share pool.

As of December 31, 2018, there are 171 shares and 947,856 shares of common stock remaining and available for future issuances under the 2015 and 2014 Plans, respectively, which are exclusive of securities to be issued upon an exercise of outstanding options, warrants, and rights.

Stock Options

Generally, options issued under the 2014 Plan, are subject to four-year vesting, and have a contractual term of 10 years.  Most options contain one of the following two vesting provisions:

•	12/48 of a granted award will vest after one year of service, while an additional 1/48 of the award will vest at the end of each month thereafter for 36 months, or
•	1/48 of the award will vest at the end of each month over a four-year period.

A summary of activity for the year ended December 31, 2018 is as follows:

	Options	Weighted Average Exercise Price
Balance as of January 1, 2018	100,870	$119.25
Granted	117,300	$2.16
Expired	(1,033)	$771.07
Cancelled/forfeited	(79,590)	$5.93
Balance as of December 31, 2018	137,547	$80.07

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2018	137,547	$80.07	7.90	$—
Vested and expected to vest at December 31, 2018	122,637	$88.94	7.78	$—
Exercisable at December 31, 2018	64,836	$161.99	6.59	$—

There were no stock options exercised in 2018 or 2017.

The fair value of each option awarded during the year ended December 31, 2018 and 2017 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	Years ended December 31,
	2018	2017
Expected term	7.1 years	6.6 years
Risk-free interest rate	2.94%	2.20%
Volatility	92.87%	78.84%
Dividends	—	—
Resulting weighted average grant date fair value	$1.74	$1.05

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

The following summarizes the total compensation cost recognized for the stock options and restricted stock awards in the accompanying financial statements (in thousands):

	Years ended December 31,
	2018	2017
Total compensation cost for share-based payment arrangements recognized in the statement of operations (net of tax of $0)	$355	$753

As of December 31, 2018, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.2 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.5 years.

To settle stock options and restricted stock awards, we will issue new shares of our common stock.  At December 31, 2018, we have an aggregate of 1,005,706 shares authorized and available to satisfy option exercises under our plans.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018 based on the COSO criteria.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to the information set forth in the Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (2)	Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2018 and 2017

(in thousands)

	Balance at beginning of year	Additions (A)	Deductions (B)	Other (C)	Balance at end of year
Allowance for doubtful accounts
Year ended December 31, 2018	$167	$18	$—	$—	$185
Year ended December 31, 2017	$167	$—	$—	$—	$167

(A)	Includes charges to costs and expenses.
(B)	Deductions for uncollectible accounts receivable includes payments collected and devices recovered from customers.
(C)	Miscellaneous activity.
(a) (3)	Exhibits

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b) Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	05/06/2014

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	10/08/2014

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/10/2016

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended.		8-K	001-34375 Exhibit 3.1	05/23/2018

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	07/25/2018

4.1	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on October 14, 2008 in favor of Silicon Valley Bank, pursuant to the Loan and Security Agreement dated October 14, 2008.		10-K	000-32501 Exhibit 10.62	03/06/2009

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

		8-K	001-34375 Exhibit 10.87	09/15/2011

4.9	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.17	08/09/2013

4.10	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.18	08/09/2013

4.11	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.19	08/09/2013

4.12	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Oxford Finance LLC pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.20	08/09/2013

4.13	Warrant to Purchase Common Stock issued by Cytori Therapeutics, Inc. on June 28, 2013 in favor of Silicon Valley Bank pursuant to the Loan and Security Agreement dated June 28, 2013.	10-Q	001-34375 Exhibit 4.21	08/09/2013

4.14	Form of Warrant to Purchase Common Stock for Investors in the Units issued in May 2014.	8-K	001-34375 Exhibit 4.1	05/30/2014

4.15	Form of Warrant to Purchase Common Stock for Placement Agent of the Units issued in May 2014.	8-K	001-34375 Exhibit 4.2	05/30/2014

4.16	Form of Amendment to Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.1	09/08/2014

4.17	Form of Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.2	09/08/2014

4.18	Form of Warrant for Purchasers of the Units issued in October 2014.	8-K	001-34375 Exhibit 4.1	10/08/2014

4.19	Form of Initial Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.1	05/05/2015

4.20	Form of Additional Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.2	05/05/2015

4.21	Form of Pre-Funded Warrant to Purchase Common Stock.	8-K	001-34375 Exhibit 4.3	05/05/2015

4.22	Amendment to Common Stock Purchase Warrant.	10-K	001-34375 Exhibit 4.23	03/11/2016

4.23	Amendment to Series A-1 Warrant to Purchase Common Stock.	10-K	001-34375 Exhibit 4.24	03/11/2016

4.24	Amendment to Series A-2 Warrant to Purchase Common Stock.	10-K	001-34375 Exhibit 4.25	03/11/2016

4.25	Form of Non-Transferable Subscription Rights Certificate issued in 2016.	S-1/A	333-210628 Exhibit 4.26	05/11/2016

4.26	Form of Series R Warrant.	S-1/A	333-210628 Exhibit 4.27	05/11/2016

4.27	Form of Series S Warrant.	S-1/A	333-219967 Exhibit 4.27	10/03/2017

4.28	Form of Warrant Agent Agreement between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc.	S-1/A	333-210628 Exhibit 4.28	05/11/2016

4.29	Form of Warrant by and between Cytori Therapeutics, Inc. and Maxim Group LLC.	8-K	001-34375 Exhibit 4.1	04/12/2017

4.30	Form of Restated Warrant by and between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc.	10-Q	001-34375 Exhibit 4.2	08/11/2017

4.31	Form of Non-Transferable Subscription Rights Certificate.	S-1/A	333-219967 Exhibit 4.31	10/03/2017

4.32	Form of Warrant Agent Agreement between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc.	S-1/A	333-219967 Exhibit 4.32	10/03/2017

4.33	Form of Series T Warrant.	POS AM	333-224502 Exhibit 4.28	07/09/2018

4.34	Form of Common Stock Certificate.	10-K	001-34375 Exhibit 4.33	03/09/2018
4.35	Form of Non-Transferable Subscription Rights Certificate.	POS AM	333-224502 Exhibit 4.35	07/09/2018

4.36	Form of Series T Warrant Agent Agreement between Cytori Therapeutics, Inc. and Broadridge Corporate Issuer Solutions, Inc.	POS AM	333-224502 Exhibit 4.36	07/09/2018

10.1#	Amended and Restated 1997 Stock Option and Stock Purchase Plan.	10-12G	000-32501 Exhibit 10.1	03/30/2001

10.2#	2004 Equity Incentive Plan of Cytori Therapeutics, Inc.	8-K	000-32501 Exhibit 10.1	08/27/2004

10.3#	Form of Options Exercise and Stock Purchase Agreement Relating to the 2004 Equity Incentive Plan.	10-Q	000-32501 Exhibit 10.23	11/15/2004

10.4#	Form of Notice of Stock Options Grant Relating to the 2004 Equity Incentive Plan.	10-Q	000-32501 Exhibit 10.24	11/15/2004

10.5+	License & Royalty Agreement, effective August 23, 2007, by and between Olympus-Cytori, Inc. and Cytori Therapeutics, Inc.	10-Q	000-32501 Exhibit 10.49	11/13/2007

10.6	Common Stock Purchase Agreement, dated February 8, 2008, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc.	8-K	000-32501 Exhibit 10.51	2/19/2008

10.7	Amendment No. 1, dated February 29, 2008, to Common Stock Purchase Agreement, dated February 8, 2008, by and between Green Hospital Supply, Inc. and Cytori Therapeutics, Inc.	8-K	000-32501 Exhibit 10.51.1	2/29/2008

10.8	Lease Agreement entered into on April 2, 2010, between HCP Callan Rd, LLC. and Cytori Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.69	05/06/2010

10.9	Common Stock Purchase Agreement, dated December 6, 2010, by and among Cytori Therapeutics, Inc. and Astellas Pharma Inc.	8-K	001-34375 Exhibit 10.76	12/09/2010

10.10#	Form of Notice and Restricted Stock Award Agreement for grants of performance-based restricted stock awards under the 2004 Equity Incentive Plan.	8-K	001-34375 Exhibit 10.1	03/04/2011

10.11	First Amendment to Lease Agreement entered into on November 4, 2011, between HCP Callan Rd, LLC. and Cytori Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.88	11/08/2011

10.12#	2011 Employee Stock Purchase Plan	DEF 14A	001-34375 Appendix A	05/02/2011

10.13

Contract HHSO100201200008C dated September 27, 2012, by and between Cytori Therapeutics, Inc. and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority.

		S-1/A	333-219967 Exhibit 10.14	10/03/2017

10.14	Joint Venture Termination Agreement dated May 8, 2013 by and between Cytori Therapeutics, Inc. and Olympus Corporation.	10-Q	001-34375 Exhibit 10.91	05/10/2013

10.15+	Puregraft Sale-License-Supply Agreement, dated July 30, 2013, by and between Cytori Therapeutics, Inc. and Bimini Technologies LLC.	10-Q/A	001-34375 Exhibit 10.93	2/12/2014

10.16+	Amended and Restated License and Supply Agreement dated January 30, 2014, by and between Cytori Therapeutics, Inc. and Lorem Vascular Pty. Ltd.	8-K	001-34375 Exhibit 10.94	02/04/2014

10.17	Sales Agreement, dated May 12, 2014, by and between Cytori Therapeutics, Inc. and Cowen and Company, LLC.	8-K	001-34375 Exhibit 10.1	05/12/2014

10.18

Contract HHSO100201200008C Amendment No. 1 dated August 18, 2014, by and between Cytori Therapeutics, Inc. and the U.S. Department of Health and Human Services Biomedical Advanced Research and Development Authority.

		8-K	001-34375 Exhibit 10.99	08/19/2014

10.19	Form of Securities Purchase Agreement by and between Cytori Therapeutics, Inc. and the Purchasers (as defined therein), dated as of October 8, 2014.	8-K	001-34375 Exhibit 10.1	10/08/2014

10.20	Amendment of Solicitation/Amendment of Contract, effective December 17, 2014, by and between ASPR-BARDA and Cytori Therapeutics, Inc.	10-K	001-34375 Exhibit 10.21	03/24/2017

10.21	Amendment of Solicitation/Modification of Contract, effective January 5, 2015, by and between ASPR-BARDA and Cytori Therapeutics, Inc.	10-K	001-34375 Exhibit 10.22	03/24/2017

10.22	Amendment One to the Securities Purchase Agreement, dated March 16, 2015, between Cytori Therapeutics, Inc. and certain institutional investors.	10-Q	001-34375 Exhibit 10.1	05/11/2015

10.23	Form of Securities Purchase Agreement, dated May 5, 2015, by and among Cytori Therapeutics, Inc. and the investors named therein.	8-K	001-34375 Exhibit 10.1	05/05/2015

10.24	Placement Agency Agreement, dated May 5, 2015, by and between Cytori Therapeutics, Inc. and Mizuho Securities USA Inc.	8-K	001-34375 Exhibit 10.2	05/05/2015

10.25	Amendment One to Joint Venture Termination Agreement, dated April 30, 2015, by and between Cytori Therapeutics, Inc. and Olympus Corporation.	8-K	001-34375 Exhibit 10.1	05/05/2015

10.26	Loan and Security Agreement, dated May 29, 2015, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC.	10-Q	001-34375 Exhibit 10.4	08/10/2015

10.27	First Amendment to Loan and Security Agreement, dated September 20, 2017, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC.	S-1/A	333-219967 Exhibit 10.45	10/03/2017

10.28	Amendment One to the Securities Purchase Agreement between Cytori Therapeutics, Inc. and certain institutional investors dated May 5, 2015.	10-K	001-34375 Exhibit 10.111	03/11/2016

10.29#	2015 New Employee Incentive Plan.	8-K	001-34375 Exhibit 10.1	01/05/2016

10.30#	Form of Agreement for Acceleration and/or Severance.	10-K	001-34375 Exhibit 10.113#	03/11/2016

10.31#	Form of Stock Option Agreement under the New Employee Incentive Plan.	S-8	333-210211 Exhibit 99.4	03/15/2016

10.32#	Form of Notice of Grant of Stock Option under the 2015 New Employee Incentive Plan.	S-8	333-210211 Exhibit 99.5	03/15/2016

10.33#	2014 Equity Incentive Plan of Cytori Therapeutics, Inc., as amended and restated.	DEF 14A	001-34375 Appendix A	04/10/2017

10.34	Amendment Two to Joint Venture Termination Agreement, dated January 8, 2016.	10-Q	001-34375 Exhibit 10.4	05/10/2016

10.35	Amendment of Solicitation/Amendment of Contract, effective April 1, 2016, by and between ASPR-BARDA and Cytori Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.1	08/05/2016

10.36	Amendment of Solicitation/Amendment of Contract, effective September 9, 2016, by and between ASPR-BARDA and Cytori Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.1	11/09/2016

10.37	Purchase Agreement between Cytori Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated December 22, 2016.	8-K	001-34375 Exhibit 10.1	12/29/2016

10.38	Registration Rights Agreement between Cytori Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated December 22, 2016.	8-K	001-34375 Exhibit 10.2	12/29/2016

10.39#	Third Amendment to the Cytori Therapeutics, Inc. 2014 Equity Incentive Plan, dated January 26, 2017.	10-K	001-34375 Exhibit 10.39	03/24/2017

10.40+	Asset Purchase Agreement by and between Cytori Therapeutics, Inc. and Azaya Therapeutics, Inc., effective January 16, 2017.	10-K	001-34375 Exhibit 10.40	03/24/2017

10.41	Lease Agreement, dated February 27, 2017, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc.	10-K	001-34375 Exhibit 10.41	03/24/2017

10.42	First Amendment to Lease Agreement, dated July 27, 2017, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc.	10-K	001-34375 Exhibit 10.43	03/09/2018

10.43	Second Amendment to Lease Agreement, dated September 7, 2017, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc.	10-K	001-34375 Exhibit 10.44	03/09/2018

10.44	Termination of Lease Agreement, dated February 21, 2018, by and between 6262 Lusk Investors LLC and Cytori Therapeutics, Inc.	8-K	001-34375 Exhibit 10.1	02/23/2018

10.45#	First Amendment to the Cytori Therapeutics, Inc. 2015 New Employee Incentive Plan, dated Jan. 26, 2017.	10-K	001-34375 Exhibit 10.42	03/24/2017

10.46	Sixth Amendment of Solicitation/Modification of Contract, effective April 14, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.1	05/12/2017

10.47	Seventh Amendment of Solicitation/Modification of Contract, effective May 19, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.3	08/11/2017

10.48	Eighth Amendment of Solicitation/Modification of Contract, effective May 23, 2017, by and between ASPR-BARDA and Cytori Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.4	08/11/2017

10.49	Sales Agreement, dated June 1, 2018, by and between Cytori Therapeutics, Inc. and B. Riley FBR, Inc.		8-K	001-34375 Exhibit 10.1	06/01/2018

10.50	Second Amendment to Loan and Security Agreement, dated June 19, 2018, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC.		10-Q	001-34375 Exhibit 10.3	08/14/2018

10.51	Third Amendment to Loan and Security Agreement, dated August 31, 2018, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC.		S-1	333-227485 Exhibit 10.51	09/21/2018

10.52	Fourth Amendment to Loan and Security Agreement dated December 31, 2018, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC.		S-1	333-229485 Exhibit 10.52	02/01/2019

10.53	Purchase Agreement between Cytori Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated September 21, 2018.		8-K	001-34375 Exhibit 10.1	09/21/2018

10.54	Registration Rights Agreement between Cytori Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated September 21, 2018.		8-K	001-34375 Exhibit 10.2	09/21/2018

10.55	Fifth Amendment to Loan and Security Agreement dated February 13, 2019, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC.	X

10.56	Sixth Amendment to Loan and Security Agreement dated March 4, 2019, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC.	X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

#	Indicates management contract or compensatory plan or arrangement.
+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

By:	/s/ Marc H. Hedrick, MD
Marc. H. Hedrick, MD
President & Chief Executive Officer
March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard J. Hawkins	Chairman of the Board	March 29, 2019
Richard J. Hawkins

/s/ Marc H. Hedrick, MD	President & Chief Executive Officer (Principal Executive Officer)	March 29, 2019
Marc H. Hedrick, MD

/s/ Tiago M. Girão	Chief Financial Officer and SVP of Operations (Principal Financial and Accounting Officer)	March 29, 2019
Tiago M. Girão

/s/ Gregg A. Lapointe	Director	March 29, 2019
Gregg A. Lapointe

/s/ Ronald A. Martell	Director	March 29, 2019
Ronald A. Martell