Form 10-Q
period 2019-03-31
CYTORI THERAPEUTICS, INC.
filed 2019-05-14
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2019, there were 22,155,795 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CYTX	Nasdaq Capital Market

CYTORI THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of March 31, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$3,872	$5,261
Accounts receivable, net of reserves of $185 in 2019 and $185 in 2018	455	286
Restricted cash	40	40
Inventories, net	3,003	2,947
Other current assets	1,092	1,114
Total current assets	8,462	9,648

Property and equipment, net	2,607	2,559
Operating lease right-of-use assets	2,153	—
Other assets	1,827	1,905
Intangibles, net	5,645	5,957
Goodwill	3,922	3,922
Total assets	$24,616	$23,991
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,224	$3,357
Operating lease liability	700	—
Term loan obligations, net of discount	14,371	14,202
Total current liabilities	18,295	17,559

Deferred revenues	142	167
Other noncurrent liabilities	98	124
Noncurrent operating lease liability	1,518	—
Warrant liability	706	916
Total liabilities	20,759	18,766

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 30,233 shares issued; 4,540 and 4,606 shares outstanding in 2019 and 2018, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,905,795 and 14,830,414 shares issued and outstanding in 2019 and 2018, respectively	22	15
Additional paid-in capital	420,290	418,375
Accumulated other comprehensive income	1,078	1,218
Accumulated deficit	(417,533)	(414,383)
Total stockholders’ equity	3,857	5,225
Total liabilities and stockholders’ equity	$24,616	$23,991

See Accompanying Notes to these Consolidated Condensed Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
Product revenues	$703	$731
Cost of product revenues	(353)	(273)
Amortization of intangible assets	(306)	(306)
Gross profit	44	152

Development revenues:
Government contracts and other	737	917
	737	917
Operating expenses:
Research and development	1,846	2,499
Sales and marketing	428	678
General and administrative	1,508	2,244
Total operating expenses	3,782	5,421
Operating loss	(3,001)	(4,352)

Other income (expense):
Interest income	7	14
Interest expense	(515)	(423)
Other income (expense), net	149	352
Change in fair value of warrants	210	—
Total other expense	(149)	(57)
Net loss	$(3,150)	$(4,409)

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.73)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	17,657,108	6,017,791

Comprehensive loss:
Net loss	$(3,150)	$(4,409)
Other comprehensive loss – foreign currency translation adjustments	(140)	(281)
Comprehensive loss	$(3,290)	$(4,690)

See Accompanying Notes to these Consolidated Condensed Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2017	2,431	$-	5,782,573	$6	$413,356	$1,387	$(401,749)	$13,000
Share-based compensation	—	—	—	—	143	—	—	143
Sale of common stock, net	—	—	10,069	—	27	—	—	27
Conversion of Series B Convertible Preferred Stock into common stock	(1,228)	—	368,738	—	—	—	—	—
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(281)	—	(281)
Net loss	—	—	—	—	—	—	(4,409)	(4,409)
Balance at March 31, 2018	1,203	$-	6,161,380	$6	$413,526	$1,106	$(406,158)	$8,480

Balance at December 31, 2018	4,606	$-	14,830,414	$15	$418,375	$1,218	$(414,383)	$5,225
Share-based compensation	—	—	—	—	49	—	—	49
Sale of common stock, net	—	—	6,992,736	7	1,866	—	—	1,873
Conversion of Series C Convertible Preferred Stock into common stock	(66)	—	82,645	—	—	—	—	—
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(3,150)	(3,150)
Balance at March 31, 2019	4,540	$-	21,905,795	$22	$420,290	$1,078	$(417,533)	$3,857

See Accompanying Notes to these Consolidated Condensed Financial Statements

CYTORI THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,150)	$(4,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443	497
Amortization of deferred financing costs and debt discount	168	105
Provision for excess inventory	—	326
Change in fair value of warrants	(210)	—
Share-based compensation expense	49	143
Loss on asset disposal	—	22
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(212)	(747)
Inventories	16	141
Other current assets	16	301
Other assets	1	(24)
Accounts payable and accrued expenses	(405)	(556)
Deferred revenues	(25)	84
Other long-term liabilities	39	(2)
Net cash used in operating activities	(3,270)	(4,119)
Cash flows from investing activities:
Purchases of property and equipment	(6)	(53)
Net cash used in investing activities	(6)	(53)
Cash flows from financing activities:
Payment of financing lease liability	(28)	—
Proceeds from sale of common stock, net	1,919	(150)
Net cash provided by (used in) financing activities	1,891	(150)
Effect of exchange rate changes on cash and cash equivalents	(4)	39
Net decrease in cash and cash equivalents	(1,389)	(4,283)
Cash, cash equivalents, and restricted cash at beginning of period	5,301	10,225
Cash, cash equivalents, and restricted cash at end of period	$3,912	$5,942
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$347	$311
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$—	$4

See Accompanying Notes to these Consolidated Condensed Financial Statements

CYTORI THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at December 31, 2018, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Cytori Therapeutics, Inc., and our subsidiaries (collectively, the “Company”) have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The new standard is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. The Company adopted ASC 842 as of January 1, 2019, electing the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company elected the package of practical expedients permitted under the transition guidance. As a result of the adoption, the Company recorded right-of-use assets and liabilities. As of March 31, 2019 the Company’s right-of-use assets and liabilities were $2.2 million, respectively, associated with its operating leases. See Note 8 for further discussion on leases.

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

We incurred net losses of $3.2 million for the three months ended March 31, 2019.  We have an accumulated deficit of $417.5 million as of March 31, 2019.  Additionally, we used net cash of $3.3 million to fund our operating activities for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement (defined in Note 4), with Oxford Finance, LCC (“Oxford”), as further described in Note 4, requires maintenance of a minimum of $2.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $3.9 million at March 31, 2019, the Company estimates that it will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under its $2.0 million minimum cash/cash equivalents covenant.

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

On June 1, 2018, we entered into a Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time, through an “at the market” equity offering program (the “ATM program”) under which B. Riley FBR will act as sales agent. Through March 31, 2019, we have sold a total of 11.0 million shares for proceeds of approximately $3.8 million through the ATM program. See Note 11 for further discussion on the ATM program.

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

On September 21, 2018, Cytori entered into a purchase agreement and a registration rights agreement, with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares of the Company’s common stock over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. Through December 31, 2018, the Company sold a total of 0.6 million shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement and no shares were sold during the three months ended March 31, 2019. See Note 11 for further discussion on the Lincoln Park Agreement.

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

On April 24, 2019 the Company received $3.4 million of net cash proceeds related to the sale of the Company’s UK subsidiary, Cytori Ltd., and the Company’s Cell Therapy assets (excluding such assets used in Japan or relating to the Company’s contract with BARDA), of which $1.7 million was used to pay down principal, interest and fees on the Loan and Security Agreement, and on April 25, 2019 the Company received $2.5 million of net cash proceeds related to the sale of the Cytori Therapeutics, K.K., and substantially all of the Company’s Cell Therapy assets used in Japan, of which $1.4 million was used to pay down principal, interests and fees on the Loan and Security Agreement (See Note 12).

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

On September 20, 2017, the Company entered into an amendment to the Term Loan, pursuant to which, among other things, Oxford agreed to reduce the minimum liquidity covenant level originally at $5 million to $1.5 million.  The amendment also extended the interest-only period under the Loan and Security Agreement through August 1, 2018, as the Company successfully closed on a financing and received unrestricted net cash proceeds in excess of $5 million on or before December 29, 2017.

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

On December 31, 2018, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Term Loan with Oxford. Oxford agreed to extend the maturity date from June 1, 2019 to June 1, 2020.  The Fourth Amendment increased the minimum liquidity covenant level from $1.5 million to $2.0 million and extended the interest-only period under the Loan and Security Agreement to March 1, 2019. The Fourth Amendment also required that the Company achieve one of the following by January 31, 2019: enter into an asset sale agreement with a minimum unrestricted net cash proceeds to the Company of $4.0 million; enter into a binding agreement for the issuance and sale of its equity securities or unsecured convertible subordinated debt which would result in unrestricted gross cash proceeds of not less than $7.5 million; or enter into a merger agreement pursuant to which the obligations under the Loan and Security Agreement would be paid down to a level satisfactory to Oxford. The Company agreed to pay Oxford an amendment fee of $350,000 at the earlier of maturity or acceleration of the loan.

On February 13, 2019, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Term Loan primarily to extend the January 31, 2019 obligations under the Fourth Amendment to February 28, 2019. On March 4, 2019, the Company entered into a sixth amendment to the Term Loan primarily to extend the Fifth Amendment obligations to March 29, 2019. On April 29, 2019, the Company entered into a seventh amendment (the “Seventh Amendment”) to the Term Loan, pursuant to which, among other things, Oxford agreed to interest only payments starting May 1, 2019, with amortization payments resuming on May 1, 2020. See Note 12 for further discussion on the Seventh Amendment.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3 million. As of March 31, 2019, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

Our interest expense for the three months ended March 31, 2019 and 2018 was $0.5 million and $0.4 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.2 million for the three months ended March 31, 2019 and $0.1 million for the three months ended March 31, 2018, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by us or a declaration of material adverse change by our lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could materially harm our financial condition. As of March 31, 2019, we were in compliance with all covenants under the Term Loan and have not received any notification or indication from Oxford to invoke the material adverse change clause. However, due to our current cash flow position and the substantial doubt about our ability to continue as a going concern, the entire principal amount of the Term Loan is presented as short-term. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

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

The following table represents revenue by product (in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Consumable	$663	$559
Device	-	94
Other products	40	78
	$703	$731

Product revenues, classified by geographic location, are as follows (in thousands):

	Three months ended
	March 31, 2019		March 31, 2018
	Product Revenues	% of Total	Product Revenues	% of Total
Americas	$64	9%	$45	6%
Japan	419	60%	578	79%
EMEA	150	21%	90	12%
Asia Pacific	70	10%	18	3%
Total product revenues	$703	100%	$731	100%

Concentration of Significant Customers

Two direct customers accounted for 57% of our revenue recognized for the three months ended March 31, 2019.  Two direct customers accounted for 61% of total outstanding accounts receivable (excluding receivables from BARDA) as of March 31, 2019.

Four direct customers comprised 66% of our revenue recognized for the three months ended March 31, 2018.  Three direct customers, two distributors and one licensee accounted for 75% of total outstanding accounts receivable as of March 31, 2018.

Development Revenue

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA which is outside of the scope of the new revenue recognition guidance. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations. We recognized $0.7 million in development revenue for the three months ended March 31, 2019, as compared to $0.9 million for the three months ended March 31, 2018.

6.	Inventories

Inventories are carried at the lower of cost or net realizable value, determined on the first-in, first-out (FIFO) method.

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$663	$758
Work in process	662	555
Finished goods	1,678	1,634
	$3,003	$2,947

7.	Loss per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders as of March 31, 2019 and 2018, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 13.6 million as of March 31, 2019, which includes 8.9 million outstanding warrants and 0.1 million options, 4.6 million shares of preferred stock, and restricted stock awards. Potentially dilutive common shares excluded from the calculation of diluted loss per share were 2.3 million as of March 31, 2018.

8.	Commitments

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement using a discount rate based on the rate implicit in the lease or an incremental borrowing rate commensurate with the term of the lease.

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the Balance Sheet. Instead, the Company recognizes lease expense for these leases on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $0.4 million as of March 31, 2019.

The Company leases office and storage facilities and equipment under various operating and financing lease agreements. The initial terms of these leases range from 2 to 11 years and generally provide for periodic rent increases, and renewal and termination options. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants.

Certain leases require the Company to pay taxes, insurance, and maintenance. Payments for the transfer of goods or services such as common area maintenance and utilities represent non-lease components. The Company elected the package of practical expedients and therefore does not separate non-lease components from lease components.

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets (in thousands):

March 31, 2019
Assets
Operating	$2,153
Financing	215
Total leased assets	$2,368

Liabilities
Current:
Operating	$700
Financing	130
Noncurrent:
Operating	$1,518

Financing	84
Total lease liabilities	$2,432

The table below summarizes the Company’s lease costs from its Unaudited Consolidated Statement of Operations, and cash payments from its Unaudited Consolidated Statement of Cash Flows during the three months ended March 31, 2019 (in thousands, except years and rates):

March 31, 2019
Lease expense:
Operating lease expense	$176
Finance lease expense:
Depreciation of right-of-use assets	33
Interest expense on lease liabilities	-
Total lease expense	$209

Cash payment information:
Operating cash used for operating leases	$176
Financing cash used for financing leases	28
Total cash paid for amounts included in the measurement of lease liabilities	$204

Weighted-average remaining lease term (years) - operating leases	4.9
Weighted-average remaining lease term (years) - finance leases	1.8
Weighted-average discount rate - operating leases	7.3%
Weighted-average discount rate - finance leases	5.0%

The Company’s future minimum annual lease payments under operating and financing leases at March 31, 2019 are as follows in (thousands):

	Financing	Operating
	Leases	Leases
Remaining 2019	$100	$527
2020	120	690
2021	7	668
2022	-	281
2023	-	100
Thereafter	-	447
Total minimum lease payments	$227	$2,713
Less: amount representing interest	(13)	(495)
Present value of obligations under leases	214	2,218
Less: current portion	(130)	(700)
Noncurrent lease obligations	$84	$1,518

Other commitments

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of March 31, 2019, we have clinical research study obligations of $2.5 million, $1.8 million of which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

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

9.	Contingencies

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

10.	Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at March 31, 2019, and as of December 31, 2018, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

The changes in the fair value of liability classified warrants are included in net income (loss) for the respective periods.  Because some of the inputs to our valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

11.	Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders. There were 13,500 shares of Series A 3.6% Convertible Preferred Stock, 10,000 Series B Convertible Preferred Stock and 6,723 Series C Convertible Preferred Stock that had been issued at March 31, 2019 and December 31, 2018, respectively. There were no shares of Series A 3.6% Convertible Preferred Stock outstanding as of either date. There were 1,112 of Series B Convertible Preferred Stock outstanding as of March 31, 2019 and December 31, 2018. There were 3,428 and 3,494 shares of Series C Preferred Stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

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

Based on the relevant authoritative accounting guidance, the warrants were liability classified at the issuance date. The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $3.63 per share, subject to adjustment, for 20 consecutive trading days. The initial fair value of the liability associated with these warrants was $3.1 million, and the fair value decreased to $1.5 million as of March 31, 2019. The main driver for the change in the fair value of warrants at September 30, 2018, was related to the change in our stock price. All future changes in the fair value of the warrants will be recognized in our consolidated statements of operations until they are either exercised or expire.  The warrants are not traded in an active securities market, and as such the estimated the fair value as of March 31, 2019 was determined by using an option pricing model with the following assumptions:

	As of March 31, 2019	As of December31, 2018
Expected term	1.8 years	2.1 years
Common stock market price	$0.26	$0.29
Risk-free interest rate	2.38%	2.48%
Expected volatility	128%	125%
Resulting fair value (per warrant)	$0.10	$0.13

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

The following table summarizes the change in our Level 3 warrant liability value (in thousands):

Warrant liability	March 31, 2019	December 31, 2018
Beginning balance	$916	$3,148
Change in fair value	(210)	(2,233)
Ending balance	$706	$916

Common Stock

On June 1, 2018, the Company entered into a Sales Agreement with B. Riley FBR to sell shares of its common stock having an aggregate offering price of up to $6.5 million through its ATM program. Through March 31, 2019, the Company sold a total of 11.0 million shares for proceeds of approximately $3.8 million through the ATM program.

On September 21, 2018, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares, of the Company’s common stock, over the 24-month period following October 15, 2018. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 250,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. The Company’s sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of no more than 4.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event under an accelerated purchase will shares be sold to Lincoln Park on a day the closing price of the Company’s common stock is less than the floor price of $0.25 per share as set forth in the Lincoln Park Purchase Agreement. Through December 31, 2018, the Company sold a total of 0.6 million shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement and no shares were sold during the three months ended March 31, 2019.

12.	Subsequent Events

Sale of the UK Subsidiary and Certain Assets

On March 30, 2019, the Company entered into an Asset and Share Sale and Purchase Agreement (the “Lorem Purchase Agreement”) with Lorem Vascular Pte. Ltd. (“Lorem”), pursuant to which, among other things, Lorem agreed to purchase the Company’s UK subsidiary, Cytori Ltd. (the “UK Subsidiary”), and the Company’s Cell Therapy assets, excluding such assets used in Japan or relating to the Company’s contract with BARDA. Both the Company and Lorem made customary representations, warranties and covenants in the Lorem Purchase Agreement, which is subject to termination by either the Company or Lorem upon the occurrence of specified events.

The transaction was completed on April 24, 2019 and the Company received $4.0 million of cash proceeds, of which $1.7 million was used to pay down principal, interest and fees under the Loan and Security Agreement.

Sale of the Japanese Subsidiary and Certain Assets

On April 19, 2019, the Company entered into an Asset and Share Sale and Purchase Agreement (the “Shirahama Purchase Agreement”) with Seijirō Shirahama, pursuant to which, among other things, Mr. Shirahama agreed to purchase the Company’s Japanese subsidiary, Cytori Therapeutics, K.K. (the “Japanese Subsidiary”), and substantially all of the Company’s Cell Therapy assets used in Japan. Both the Company and Mr. Shirahama have made customary representations, warranties and covenants in the Shirahama Purchase Agreement, which is subject to termination by either the Company or Mr. Shirahama upon the occurrence of specified events.

The transaction was completed on April 25, 2019 and the Company received $3.0 million of cash proceeds, of which $1.4 million was used to pay down principal, interest and fees under the Loan and Security Agreement.

Accounting Assessment on the Sale of Assets

The sale of the UK and Japanese Subsidiaries and related assets did not meet the criteria to be classified as held-for-sale as of March 31, 2019 as management did not have the authorization to commit to the sale until approval was obtained from the Board of Directors and Oxford in April 2019. The Company expects to recognize a loss on the disposal during the second quarter of 2019 however the amount has not yet been determined. The Company also performed a probability weighted undiscounted impairment assessment as of March 31, 2019 resulting in the conclusion that no impairment of the net assets included in the disposal group was required to be recognized as of March 31, 2019.

Amendment to the Loan and Security Agreement

On April 29, 2019, the Company entered into a seventh amendment, effective as of April 24, 2019 (the “Seventh Amendment”), to its existing Loan and Security Agreement with Oxford, pursuant to which, among other things, Oxford agreed to interest only payments starting May 1, 2019, with amortization payments resuming on May 1, 2020. The Seventh Amendment also requires that $1.7 million of the net proceeds received by the Company pursuant to the Lorem Purchase Agreement and $1.4 million of the net proceeds received by the Company pursuant to the Shirahama Purchase Agreement must be applied to prepay the loan. Additionally, the Seventh Amendment requires that the Company pay an amendment fee of $0.6 million at the earlier of the prepayment, maturity or acceleration of the loan.

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

You should read this MD&A in conjunction with the financial statements and related notes in Item 1 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Cytori Cell Therapy, is based on the scientific discovery that the human adipose or fat tissue compartment is a source of a unique mixed population of stem, progenitor and regenerative cells that may hold substantial promise in the treatment of numerous diseases and conditions. We have developed certain novel therapies prepared and administered at the patient’s bedside with proprietary technologies that include therapy-specific reusable, automated, standardized Celution devices, single-use Celution consumable sets, Celase reagent, and Intravase reagent.  Cytori Cell Therapy is in various stages of development and is the subject of investigator-initiated trials conducted by our partners, licensees and other third parties, some of which are supported by us and/or funded by government agencies and other funding sources. In March 2018, we announced a Japanese investigator-initiated study of ECCI-50 Cell Therapy in men with stress urinary incontinence, or SUI, following prostatic surgery for prostate cancer or benign prostatic hypertrophy, called ADRESU, completed enrollment of 45 patients. Patients will be followed up for one-year post treatment and data from the ADRESU trial is expected in the first half of 2019. The ADRESU trial costs are substantially supported by the Japan Agency for Medical Research and Development, or AMED, an independent administrative agency of the Government of Japan, with additional support from Cytori. In conjunction with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority, or BARDA, we have initiated the clinical trial and expect to first treat patients in the RELIEF trial in 2019. On April 24, 2019 the Company completed the sale transaction of the Company’s UK subsidiary, Cytori Ltd., and the Company’s Cell Therapy assets, and on April 25, 2019 the Company completed the sale of the Cytori Therapeutics, K.K., and substantially all of the Company’s Cell Therapy assets used in Japan.

Results of Operations

Product revenues

Product revenues consisted of revenues primarily from the sale of Cytori Cell Therapy-related products.

The following table summarizes the components for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Product revenues - third party	$703	$731

The product revenue during the three months ended March 31, 2019 slightly decreased as compared to the same period in 2018 due to a decrease in product sales in Japan.

The future:  We expect revenue to decrease during the balance of 2019 due to the sale of our Cell Therapy business in April 2019.

Cost of product revenues

Cost of product revenues relate primarily to Cytori Cell Therapy-related products and includes material, manufacturing labor, and overhead costs, as well as amortization of intangible assets. The following table summarizes the components of our cost of revenues for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Cost of product revenues (excluding amortization of intangible assets and share-based compensation)	$353	$269
Amortization of intangible assets	306	306
Share-based compensation	-	4
Total cost of product revenues	$659	$579
Total cost of product revenues as % of product revenues	93.7%	79.2%

Cost of product revenues as a percentage of product revenues was 93.7% for the three months ended March 31, 2019 and 79.2% for the three months ended March 31, 2018.  Fluctuation in this percentage is due to our product mix, distributor and direct sales mix, geographic mix, foreign exchange rates, idle capacity, and allocation of overhead.

The future: We expect cost of product revenue to decrease during the balance of 2019 due to the sale of our Cell Therapy business in April 2019.

Development revenues

Under our government contract with BARDA, we recognized a total of $0.7 million in revenues for the three months ended March 31, 2019 which included allowable fees as well as cost reimbursements.  During the three months ended March 31, 2019, we incurred $0.7 million in qualified expenditures. During the three months ended March 31, 2018, we recognized revenue of $0.9 million and incurred $0.8 million in qualified expenditures, respectively. The decrease in revenues for the three months ended March 31, 2019 as compared to the same period in 2018 is primarily due to slight decrease in research and development activities related to BARDA delays experienced in enrollments.

The future: We entered into an amendment with BARDA in May 2017 for the initiation of the RELIEF pilot clinical trial of DCCT-10 in thermal burn injury. The amendment extends the term of the BARDA Agreement and the period of performance of Option 2 of the BARDA Agreement to November 30, 2020. We expect to begin enrollment of patients into the RELIEF trial by the end of the year.

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

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Research and development	$1,834	$2,479
Share-based compensation	12	20
Total research and development expenses	$1,846	$2,499

The decrease in research and development expenses for the three months ended March 31, 2019 as compared to the same period in 2018 is due primarily to decreases of approximately $0.8 million for the three months period in clinical study expenses as well as a decrease of $0.2 million in salaries and benefits as a result of completion of enrollment in our U.S. STAR clinical trial enrolling in 2017, and decrease of $0.1 million in rent expenses, offset by an increase of $0.2 million for the three months period in professional services incurred as part of the RELIEF clinical trial and the ongoing efforts of ATI-0918 activities.

The future:  We expect aggregate research and development expenditures remain at current levels for the balance of 2019, as we work on clinical activities on the RELIEF clinical trial and our ongoing development efforts of ATI-0918 and ATI-1123.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion. The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Sales and marketing	$424	$651
Share-based compensation	4	27
Total sales and marketing expenses	$428	$678

Sales and marketing expenses decreased by $0.2 million during the three months ended March 31, 2019 as compared to the same period in 2018 due primarily to decreases of $0.1 million in salaries and benefits as well as of $0.1 million in professional services because of the decreased efforts of our commercial activities for Habeo.

The future:  We expect sales and marketing expenditures to decrease during the balance of 2019 due to the sale of our Cell Therapy business in April 2019, as well as we expect future expenses will be incurred only to support our Nanomedicine activities.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
General and administrative	$1,475	$2,152
Share-based compensation	33	92
Total general and administrative expenses	$1,508	$2,244

General and administrative expenses decreased by $0.7 million during the three months ended March 31, 2019, as compared to the same period in 2018. The decrease is primarily driven by one-time expenses for the three-month period ended March 31, 2018, which includes $0.6 million related to the termination of a Lease Agreement for office space for our corporate headquarters in San Diego, California. In addition, there was a decrease of $0.1 million in salaries and benefits as well as a decrease of $0.1 million in professional services, consistent with our ongoing cost curtailment efforts.

The future: We expect general and administrative expenditures to decrease during the balance of 2019 due to the sale of our Cell Therapy business in April 2019.

Share-based compensation expense

Share-based compensation expense includes charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Cost of product revenues	$—	$4
Research and development-related	12	20
Sales and marketing-related	4	27
General and administrative-related	33	92
Total share-based compensation	$49	$143

The decrease in share-based compensation expense for the three months ended March 31, 2019 as compared to the same period in 2018 is primarily related to a delayed annual grant to directors and officers, lower annual grant activity to remaining employees caused by reductions in headcount and due to the decline in the stock price during 2019 as compared to the same period in 2018, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of March 31, 2019, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.2 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.40 years.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Interest income	$7	$14
Interest expense	(515)	(423)
Other income (expense), net	149	352
Change in fair value of warrants	210	—
Total	$(149)	$(57)
•	Interest expense increased for the three months ended March 31, 2019 as compared to the same period in 2018, due to the inclusion of amendment fees added to our debt.
•

The changes in other income during the three months ended March 31, 2019 as compared to the same period in 2018 resulted primarily from changes in exchange rates related to transactions in foreign currencies.

•

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs. See Note 11 to the consolidated financial statements included elsewhere herein for disclosure and discussion of our warrant liability.

The future: We expect interest expense in 2019 to remain consistent for the balance of the year. In addition, regarding to the changes in fair value of warrants, there could be material fluctuations in the value of warrants in future periods because our stock price can be volatile. Future changes in the fair value of the warrant liability will be recognized in earnings until such time as the warrants are exercised or expire.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Cash and cash equivalents	$3,872	$5,261

Current assets	$8,462	$9,648
Current liabilities	18,295	17,559
Working capital deficit	$(9,833)	$(7,911)

We incurred net losses of $3.2 million for the three months ended March 31, 2019.  We have an accumulated deficit of $417.5 million as of March 31, 2019. Additionally, we used net cash of $3.3 million to fund our operating activities for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement (defined in Note 4), with Oxford Finance, LCC (“Oxford”), as further described in Note 4, requires maintenance of a minimum of $2.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $3.9 million at March 31, 2019, the Company estimates that it will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under its $2.0 million minimum cash/cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our recently completed

2018 Rights Offering (defined below), our Lincoln Park Purchase Agreement (defined below) with Lincoln Park Capital Fund, LLC, or Lincoln Park, the Loan and Security Agreement and gross profits.  We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

On June 1, 2018, we entered into a Sales Agreement with B. Riley FBR to sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time, through our ATM program under which B. Riley FBR will act as sales agent. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares, based upon our instructions, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and rules of Nasdaq. We will set the parameters for sales of shares through the ATM program, including the number of shares to be sold, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in one trading day, and any minimum price below which sales may not be made.  Under the Sales Agreement, B. Riley FBR may sell the shares by any method permitted by law deemed to be an “at the market offering,” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We have no obligation to sell any shares and may at any time suspend offers and sales under the Sales Agreement. We and B. Riley FBR each have the right to terminate the Sales Agreement at any time upon prior written notice as provided in the Sales Agreement.  We will pay to B. Riley FBR a commission, or allow a discount, in an amount equal to 3.0% of the gross sales price per share of common stock sold through it as sales agent under the Sales Agreement. We have also agreed pursuant to the Sales Agreement to indemnify and provide contribution to B. Riley FBR against certain liabilities, including liabilities under the Securities Act. Although sales of our common stock have taken place pursuant to our ATM program, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of March 31, 2019, our public float was approximately 21.9 million shares, the value of which was $5.7 million based upon the closing price of our common stock of $0.26 on such date. The value of one-third of our public float calculated on the same basis was approximately $1.9 million.

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

On September 21, 2018, we entered into a purchase agreement and a registration rights agreement, with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares of our common stock over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. Through December 31, 2018, the Company sold a total of 0.6 million shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement and no shares were sold during the three months ended March 31, 2019.

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

As of March 31, 2019, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the amendments to the Loan and Security Agreement.

On April 24, 2019 the Company received $3.4 million of net cash proceeds related to the sale of the Company’s UK subsidiary, Cytori Ltd., and the Company’s Cell Therapy assets, of which $1.7 million was used to pay down principal, interest and fees on the Loan and Security Agreement and on April 25, 2019 the Company received $2.5 million of net cash proceeds related to the sale of the Cytori Therapeutics, K.K., and substantially all of the Company’s Cell Therapy assets used in Japan, of which $1.4 million was used to pay down principal, interest and fees on the Loan and Security Agreement.

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2019 and 2018 is summarized as follows (in thousands):

	For the March 31,
	2019	2018
Net cash used in operating activities	$(3,270)	$(4,119)
Net cash used in investing activities	(6)	(53)
Net cash provided by financing activities	1,891	(150)
Effect of exchange rate changes on cash and cash equivalents	(4)	39
Net decrease in cash and cash equivalents	$(1,389)	$(4,283)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2019 was $3.3 million compared to $4.1 million in the same period of 2018. Overall, our operational cash use decreased during the three months ended March 31, 2019 as compared to the same period in 2018, due primarily to a decrease in losses from operations (when adjusted for non-cash items) of $0.6 million and a working capital variance of $0.2 million.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 were related to purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was primarily related to sales of common stock of $1.9 million, net of costs from sale primarily through our 2018 Rights Offering and ATM program.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes, other than the adoption of Accounting Standards Codification 842 Leases during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2019, there have been no material changes in our market risks from those described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2019, we were not a party to any material legal proceeding.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide disclosure pursuant to this item. However, in addition to other information set forth in this Quarterly Report on Form 10-Q, including the information in the section entitled “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

CYTORI THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
2.1	Asset and Equity Purchase Agreement, dated as of March 29, 2019, by and among Cytori Therapeutics, Inc., Cytori Therapeutics, K.K., and Lorem Vascular Pte. Ltd.(1)		8-K	001-34375 Exhibit 2.1	04/01/2019
2.2	Asset and Share Sale and Purchase Agreement, dated as of April 19, 2019, by and between Cytori Therapeutics, Inc. and Seijirō Shirahama.(1)		8-K	001-34375 Exhibit 2.1	04/23/2019
3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Amended and Restated Bylaws of Cytori Therapeutics, Inc.		10-Q	000-32501 Exhibit 3.2	08/14/2003

3.3	Amendment to Amended and Restated Bylaws of Cytori Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	05/06/2014

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	10/08/2014

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/10/2016

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/23/2018

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

10.1	Fifth Amendment to Loan and Security Agreement, effective as of January 31, 2019, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC		10-K	001-34375 Exhibit 10.55	03/29/2019
10.2	Sixth Amendment to Loan and Security Agreement, effective as of February 28, 2019, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC		10-K	001-34375 Exhibit 10.56	03/29/2019
10.3	Seventh Amendment to Loan and Security Agreement, effective as of April 24, 2019, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. 1350 and are not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)

The schedules and similar attachments to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYTORI THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 14, 2019		Marc H. Hedrick
President & Chief Executive Officer

	By:	/s/ Gary Titus
Dated: May 14, 2019		Gary Titus
Chief Financial Officer