Form 10-Q
period 2019-06-30
PLUS THERAPEUTICS, INC.
filed 2019-08-15
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-34375

PLUS THERAPEUTICS, INC.

(previously known as Cytori Therapeutics, Inc.)

(Exact name of Registrant as Specified in Its Charter)

Delaware	33-0827593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 MARATHON BLVD., SUITE 200, AUSTIN, TX	78756
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 255-7194

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2019, there were 453,116 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	PSTV	Nasdaq Capital Market
Series S Warrant	PSTVZ	Nasdaq Capital Market

PLUS THERAPEUTICS, INC.

(previously known as Cytori Therapeutics, Inc.)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

(previously known as Cytori Therapeutics, Inc.)

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of June 30, 2019	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$4,530	$5,261
Accounts receivable, net of reserves of $181 in 2019 and $185 in 2018	80	178
Restricted cash	40	40
Inventories, net	107	107
Other current assets	503	785
Current assets held for sale	—	3,277
Total current assets	5,260	9,648

Property and equipment, net	2,297	2,299
Operating lease right-of-use assets	905	—
Other assets	50	39
Noncurrent assets held for sale	—	11,633
Goodwill	372	372
Total assets	$8,884	$23,991
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,953	$2,777
Operating lease liability	157	—
Term loan obligations, net of discount	10,813	14,202
Current liabilities held for sale	—	580
Total current liabilities	13,923	17,559

Other noncurrent liabilities	65	46
Noncurrent operating lease liability	748	—
Warrant liability	424	916
Noncurrent liabilities held for sale	—	245
Total liabilities	15,160	18,766

Commitments and contingencies (Notes 8 and 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 30,233 shares issued; 4,540 and 4,606 shares outstanding in 2019 and 2018, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 443,117 and 296,609 shares issued and outstanding in 2019 and 2018, respectively	—	—
Additional paid-in capital	420,404	418,390
Accumulated other comprehensive income	—	1,218
Accumulated deficit	(426,680)	(414,383)
Total stockholders’ equity (deficit)	(6,276)	5,225
Total liabilities and stockholders’ equity (deficit)	$8,884	$23,991

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

(previously known as Cytori Therapeutics, Inc.)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Development revenues:
Government contracts and other	$302	$899	$1,039	$1,816
	302	899	1,039	1,816
Operating expenses:
Research and development	1,289	1,267	2,715	2,661
Sales and marketing	97	185	211	478
General and administrative	875	1,293	2,237	3,302
Total operating expenses	2,261	2,745	5,163	6,441
Operating loss	(1,959)	(1,846)	(4,124)	(4,625)

Other income (expense):
Interest income	7	5	14	19
Interest expense	(597)	(444)	(1,111)	(866)
Change in fair value of warrants	282	—	492	—
Total other expense	(308)	(439)	(605)	(847)
Loss from continuing operations	$(2,267)	$(2,285)	$(4,729)	$(5,472)
Loss from discontinued operations	(6,880)	(1,374)	(7,568)	(2,596)
Net loss	$(9,147)	$(3,659)	$(12,297)	$(8,068)

Basic and diluted net loss per share attributable to common stockholders from continuing operations	$(5.12)	$(18.53)	$(11.89)	$(44.91)
Basic and diluted net loss per share attributable to common stockholders from discontinued operations	(15.55)	(11.14)	(19.02)	(21.31)
Net loss per share, basic and diluted	$(20.67)	$(29.67)	$(30.91)	$(66.22)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	442,512	123,330	397,827	121,843

Comprehensive loss:
Net loss	$(9,147)	$(3,659)	$(12,297)	$(8,068)
Other comprehensive (loss) income – foreign currency translation adjustments	—	131	—	(150)
Comprehensive loss	$(9,147)	$(3,528)	$(12,297)	$(8,218)

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

(previously known as Cytori Therapeutics, Inc.)

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands)

	Convertible					Accumulated		Total
	preferred stock		Common stock		Additional	other		stockholders’
	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	equity (deficit)
Balance at December 31, 2017	2,431	$—	115,652	$—	$413,362	$1,387	$(401,749)	$13,000
Share-based compensation	—	—	—	—	143	—	—	143
Sale of common stock, net	—	—	202	—	27	—	—	27
Conversion of Series B Convertible Preferred Stock into common stock	(1,228)	—	7,375	—	—	—	—	—
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(281)	—	(281)
Net loss	—	—	—	—	—	—	(4,409)	(4,409)
Balance at March 31, 2018	1,203	$—	123,229	$—	$413,532	$1,106	$(406,158)	$8,480
Share-based compensation	—	—	—	—	96	—	—	96
Sale of common stock, net	—	—	192	—	(297)	—	—	(297)
Conversion of Series B Convertible Preferred Stock into common stock	(17)	—	103	—	—	—	—	—
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	131		131
Net loss	—	—	—	—	—	—	(3,659)	(3,659)
Balance at June 30, 2018	1,186	$—	123,524	$—	$413,331	$1,237	$(409,817)	$4,751

Balance at December 31, 2018	4,606	$—	296,609	$—	$418,390	$1,218	$(414,383)	$5,225
Share-based compensation	—	—	—	—	49	—	—	49
Sale of common stock, net	—	—	139,855	—	1,873	—	—	1,873
Conversion of Series C Convertible Preferred Stock into common stock	(66)	—	1,653	—	—	—	—	—
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(3,150)	(3,150)
Balance at March 31, 2019	4,540	$—	438,117	$—	$420,312	$1,078	$(417,533)	$3,857
Share-based compensation	—	—	—	—	28	—	—	28
Sale of common stock, net	—	—	5,000	—	64	—	—	64
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(1,078)	—	(1,078)
Net loss	—	—	—	—	—	—	(9,147)	(9,147)
Balance at June 30, 2019	4,540	$—	443,117	$—	$420,404	$—	$(426,680)	$(6,276)

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

(previously known as Cytori Therapeutics, Inc.)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,297)	$(8,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Lease Expense	39	—
Depreciation and amortization	617	975
Amortization of deferred financing costs and debt discount	257	212
Provision for excess inventory	—	398
Change in fair value of warrants	(492)	—
Share-based compensation expense	77	239
Loss on asset disposal	—	20
Loss on sale of business	6,306	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	(28)	(274)
Inventories	235	371
Other current assets	216	344
Other assets	257	(1)
Accounts payable and accrued expenses	(94)	(1,165)
Deferred revenues	29	123
Other long-term liabilities	54	(14)
Net cash used in operating activities	(4,824)	(6,840)
Cash flows from investing activities:
Purchases of property and equipment	(6)	(78)
Proceeds from sale of business, net	2,789	—
Net cash used in investing activities	2,783	(78)
Cash flows from financing activities:
Principal payment of long-term obligations	(642)	—
Payment of financing lease liability	(28)	—
Proceeds from sale of common stock, net	1,984	(200)
Net cash provided by (used in) financing activities	1,314	(200)
Effect of exchange rate changes on cash and cash equivalents	(4)	12
Net decrease in cash and cash equivalents	(731)	(7,106)
Cash, cash equivalents, and restricted cash at beginning of period	5,301	10,225
Cash, cash equivalents, and restricted cash at end of period	$4,570	$3,119
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$826	$649
Supplemental schedule of non-cash investing and financing activities:
Proceeds from sales of business, net, paid directly to lender for principal payment of long-term obligations	$3,050	$—
Conversion of preferred stock into common stock	$—	$4

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

(previously known as Cytori Therapeutics, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2018 has been derived from the audited financial statements at December 31, 2018, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc., and our subsidiaries (collectively, the “Company” or “Plus Therapeutics”) have been included.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019.

On March 30, 2019, the Company entered into an Asset and Share Sale and Purchase Agreement (the “Lorem Purchase Agreement”) with Lorem Vascular Pte. Ltd. (“Lorem”), pursuant to which, among other things, Lorem agreed to purchase the Company’s UK subsidiary, Cytori Ltd. (the “UK Subsidiary”), and the Company’s Cell Therapy assets, excluding such assets used in Japan or relating to the Company’s contract with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”). Both the Company and Lorem made customary representations, warranties and covenants in the Lorem Purchase Agreement. The transaction was completed on April 24, 2019 and the Company received $4.0 million of cash proceeds, of which $1.7 million was used to pay down principal, interest and fees under the Loan and Security Agreement, dated May 29, 2015 (the “Loan and Security Agreement”), with Oxford Finance, LLC (“Oxford”).

On April 19, 2019, the Company entered into an Asset and Share Sale and Purchase Agreement (the “Shirahama Purchase Agreement”) with Seijirō Shirahama, pursuant to which, among other things, Mr. Shirahama agreed to purchase the Company’s Japanese subsidiary, Cytori Therapeutics, K.K. (the “Japanese Subsidiary”), and substantially all of the Company’s Cell Therapy assets used in Japan. Both the Company and Mr. Shirahama made customary representations, warranties and covenants in the Shirahama Purchase Agreement. The transaction was completed on April 25, 2019 and the Company received $3.0 million of cash proceeds, of which $1.4 million was used to pay down principal, interest and fees under the Loan and Security Agreement (defined in Note 4)

Amendments to Certificate of Incorporation and Reverse Stock Splits

On July 29, 2019, the Company amended its Certificate of Incorporation with the State of Delaware to change its corporate name from Cytori Therapeutics, Inc. to Plus Therapeutics, Inc. The Company also changed its trading symbol for its common stock on the Nasdaq Capital Market to “PSTV”. Additionally, the Company changed its trading symbol for its Series S warrants to “PSTVZ”.

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

On August 5, 2019, following stockholder and Board approval, the Company filed a Certificate of Amendment (the “August 2019 Amendment”) to its Amended and Restated Certificate of Incorporation (the Amendment), as amended, with the Secretary of State of the State of Delaware to effectuate a one-for-fifty (1:50) reverse stock split (the “August 2019 Reverse Stock Split”)) of its common stock, par value $0.001 per share, without any change to its par value. The August 2019 Amendment became effective on the filing date. The August 2019 Reverse Stock Split became effective for trading purposes as of the commencement of trading on the Nasdaq Capital Market on August 6, 2019. There was no change in the Company’s Nasdaq ticker symbol, “PSTV,” as a result of the August 2019 Reverse Stock Split. Upon effectiveness, each 50 shares of issued and outstanding Common Stock were converted into one newly issued and outstanding share of Common Stock. The Company’s 5,000,000 shares of authorized Preferred Stock were not affected by the August 2019 Reverse Stock Split. No fractional shares were issued in connection with the August 2019 Reverse Stock Split. Any fractional shares of Common Stock that would have otherwise resulted from the August 2019 Reverse Stock Split were rounded up to the nearest whole share. Outstanding equity awards and the shares available for future grant under the Company’s Amended and Restated 2004 Equity Incentive Plan, 2011 Employee Stock Purchase Plan, 2014 Amended and Restated Equity Incentive Plan and 2015 New Employee Incentive Plan were proportionately reduced (rounded down to the nearest whole share), and the exercise prices of outstanding equity awards were proportionately increased (rounded up to the nearest whole cent) to give effect to the August 2019 Reverse Stock Split.

Recently Issued and Recently Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases. Under this new guidance, at the commencement date, lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. The Company adopted ASC 842 as of January 1, 2019, electing the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company elected the package of practical expedients permitted under the transition guidance. As a result of the adoption, the Company recorded right-of-use assets and liabilities. As of June 30, 2019, the Company’s right-of-use assets and liabilities were $0.9 million associated with its operating leases. See Note 8 for further discussion on leases.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our most significant estimates and critical accounting policies involve recognizing revenue, reviewing assets for impairment, determining the assumptions used in measuring share-based compensation expense, valuing warrants, measuring expense related to our in-process research and development acquisition, and valuing allowances for doubtful accounts.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

3.	Liquidity

We incurred losses from continuing operations of   $4.7 million for the six months ended June 30, 2019, respectively.  We have an accumulated deficit of $426.7 million as of June 30, 2019.  These factors raise substantial doubt about our ability to continue as a going concern.

Further, the Loan and Security Agreement with Oxford, as further described in Note 4, requires maintenance of a minimum of $2.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default. Based on our cash and cash equivalents on hand of approximately $4.5 million at June 30, 2019, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $2.0 million minimum cash and cash equivalents covenant.

To date, these operating losses have been funded primarily from outside sources of invested capital including our 2018 Rights Offering (defined below), our Lincoln Park Purchase Agreement (defined in Note 11) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), the Loan and Security Agreement and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on the Loan and Security Agreement with Oxford.

On June 1, 2018, we entered into a Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time, through an “at the market” equity offering program (the “ATM Program”) under which B. Riley FBR will act as sales agent. The ATM Program financing facility has been exhausted and there is no availability remaining under this financing facility.

On July 25, 2018, we closed a rights offering originally filed under a Form S-1 registration statement in April 2018 (“2018 Rights Offering”). Pursuant to the 2018 Rights Offering, the Company sold an aggregate of 6,723 units consisting of a total of 6,723 shares of Series C Convertible Preferred Stock, immediately convertible into approximately 0.2 million shares of common stock and 7,059,150 warrants, exercisable for an aggregate of 141,183 shares of common stock at an exercise price of $39.93 per share of common stock, resulting in total net proceeds to the Company of approximately $5.7 million.

On August 28, 2018, we received a written notice from Nasdaq staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 25, 2019, in which to regain compliance.  We were also granted an additional compliance period of 180 calendar days, or until August 26, 2019, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq staff of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period. In August 2019, we consummated a 1-for-50 reverse stock split pursuant to which the minimum bid price of our common stock rose above $1.00. If the closing bid price of our common stock remains above $1.00 per share, we expect to regain compliance with the minimum bid price requirement on August 19, 2019.  However, based on our stockholders’ deficit of $6.3 million as of June 30, 2019, we will not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million, and we expect to receive written notice from Nasdaq staff to that effect following the filing of this Quarterly Report on Form 10-Q.  In addition, as of June 30, 2019, we do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.  We intend to evaluate various courses of action to regain compliance with Nasdaq Listing Rule 5550(b)(1) within the compliance period specified by Nasdaq.  However, there can be no assurance that we will be able to regain compliance within such compliance period.

On September 21, 2018, the Company entered into a purchase agreement and a registration rights agreement, with Lincoln Park, pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares of the Company’s common stock over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. Through December 31, 2018, the Company sold a total of 12,802 shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement and 5,000 shares for proceeds of approximately $0.1 million were sold during the six months ended June 30, 2019. The Company believes there is less than $0.1 million remaining available under this financing facility. See Note 11 for further discussion on the Lincoln Park Agreement.

We continue to seek additional capital through product revenues, strategic transactions and from other financing alternatives. Without additional capital, current working capital and cash generated from sales will not provide adequate funding for research, sales and marketing efforts and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this would negatively affect our ability to achieve corporate growth goals.

On April 24, 2019 the Company received $3.4 million of net cash proceeds related to the sale of the UK Subsidiary and the Company’s Cell Therapy assets (excluding such assets used in Japan or relating to the Company’s contract with BARDA), of which $1.7 million was used to pay down principal, interest and fees on the Loan and Security Agreement, and on April 25, 2019 the Company received $2.5 million of net cash proceeds related to the sale of the Japanese Subsidiary, and substantially all of the Company’s Cell Therapy assets used in Japan, of which $1.4 million was used to pay down principal, interests and fees on the Loan and Security Agreement.

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

On May 29, 2015, the Company entered into the Loan and Security Agreement, pursuant to which Oxford funded an aggregate principal amount of $17.7 million (“Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, we were previously required to make interest only payments through June 1, 2016 and thereafter we were required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2019, the maturity date. On February 23, 2016, we received an acknowledgement and agreement from Oxford related to the positive data on our U.S. ACT-OA clinical trial. As a result, pursuant to the Loan and Security Agreement, the period for which we are required to make interest-only payments was extended from July 1, 2016 to January 1, 2017. All unpaid principal and interest with respect to the Term Loan was scheduled to be due and payable in full on June 1, 2019. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, we are required to make a final payment in an aggregate amount equal to approximately $1.1 million. In connection with the Term Loan, on May 29, 2015, we issued to Oxford warrants to purchase an aggregate of 189 shares of our common stock at an exercise price of $5,175 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

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

On June 19, 2018, the Company entered into a second amendment (the “Second Amendment”) to the Term Loan with Oxford. The Second Amendment extended the interest-only period under the Term Loan to December 1, 2018 if the Company receives unrestricted gross cash proceeds of at least $15 million from the sale and issuance of the Company’s equity securities on or before August 31, 2018. The Company agreed to pay Oxford an amendment fee of $250,000 at the earlier of maturity or acceleration of the loan.

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

On February 13, 2019, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Term Loan primarily to extend the January 31, 2019 obligations under the Fourth Amendment to February 28, 2019. On March 4, 2019, the Company entered into a sixth amendment to the Term Loan primarily to extend the Fifth Amendment principal payment obligations to March 29, 2019. On April 29, 2019, the Company entered into a seventh amendment (the “Seventh Amendment”) to the Term Loan, pursuant to which, among other things, Oxford agreed to interest only payments starting May 1, 2019, with amortization payments resuming on May 1, 2020. On July 15, 2019, the Company entered into an eighth amendment (the “Eighth Amendment”) to the Term Loan primarily to obtain the consent from Oxford for its name change to Plus Therapeutics, Inc.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property assets collateral which was directly related to the sales of cell therapy assets was released in April 2019 after partial payment of the loan principal. As of June 30, 2019, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

Interest expense for the three and six months ended June 30, 2019 and 2018 was $0.6 million and $1.1 million and was $0.4 million and $0.9 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by us or a declaration of material adverse change by our lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could materially harm our financial condition. As of June 30, 2019, we were in compliance with all covenants under the Term Loan and have not received any notification or indication from Oxford to invoke the material adverse change clause. However, due to our current cash flow position and the substantial doubt about our ability to continue as a going concern, the entire principal amount of the Term Loan is presented as short-term. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

5.	Revenue Recognition

Development Revenue

We earn revenue for performing tasks under research and development agreements with governmental agencies like BARDA which is outside of the scope of the new revenue recognition guidance. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations. We recognized $0.3 million and $1.0 million in development revenue for the three and six months ended June 30, 2019, respectively, as compared to $0.9 million and $1.8 million for the three and six months ended June 30, 2018, respectively.

On July 21, 2019, the Company received an order from the U.S. Department of Health and Human Services / Office of the Assistant Secretary for Preparedness and Response / Biomedical Advanced Research and Development Authority (“HHS/ASPR/BARDA”) regarding Contract HHSO100201200008C dated September 27, 2012 (as amended, the “Agreement”) to suspend all work on the Agreement, including the RELIEF clinical trial, except for certain activities related to orderly close out of the trial and contract. This order was based on previous discussions between the Company and HHS/ASPR/BARDA concerning the best path forward for both parties in the light of the difficulty of enrolling the RELIEF trial and the Company’s previously disclosed restructuring plan. Pursuant to the order, within a period no longer than 180 days (or by January 17, 2020), the contract will be terminated by HHS/ASPR/BARDA.

Concentration of Significant Customers

After the sales of cell therapy business, BARDA accounted for 53% of our revenue from continuing operations which are recognized for the six months ended June 30, 2019 and accounted for 100% of total outstanding accounts receivable presented in the accompanying consolidated condensed financial statements.

6.	Discontinued Operations

As explained in Note 1, on April 24, 2019 and April 25, 2019, the Company completed the sale of its cell therapy business to Lorem and Mr. Shirahama.  The following table summarizes the calculation of the loss on sale of the cell therapy business, which will be finalized during the fourth quarter of 2019 (in thousands):

Consideration received	$7,000
Transaction costs	(1,161)
Net cash proceeds	5,839
Less:
Carrying value of business and assets sold	12,145
Net loss on sale of business	$6,306

Assets and liabilities related to discontinued operations or held for sale consisted of the following:

	June 30, 2019	December 31, 2018
Assets
Current assets held for sale:
Accounts receivable, net	$230	$108
Inventory, net	2,635	2,841
Other current assets	351	328

Long-term assets held for sale:
Property and equipment, net	211	260
Other noncurrent assets	1,471	1,866
Operating lease right-of-use assets	1,248	—
Goodwill	3,550	3,550
Intangible assets, net	5,540	5,957
Total assets	$15,236	$14,910

Liabilities
Current liabilities held for sale:
Accounts payable and accrued liabilities	$526	$580
Current lease liability	485	—
Noncurrent operating lease liability	828	—
Other noncurrent liabilities	67	78
Deferred revenues	196	167
Noncurrent liabilities	$2,102	$825

The following table summarizes the results of discontinued operations for the periods presented (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Product revenue	$197	$660	$901	$1,391
Costs of revenue	199	630	857	1,209
Gross profit	(2)	30	44	182
Operating expenses:
Research and development	237	684	656	1,790
Sales and marketing	97	340	411	723
General and administrative	39	176	185	413
Total operating expenses	373	1,200	1,252	2,926
Operating loss	(375)	(1,170)	(1,208)	(2,744)
Other income (expense)	(5)	(204)	142	148
Loss from discontinued operations	$(380)	$(1,374)	$(1,066)	$(2,596)

During the three and six months ended June 30, 2019 and 2018, revenues from discontinued operations were related to the cell therapy business. Because of the sale of the cell therapy business to Lorem and Mr. Shirahama, all product revenues and costs of product revenues for these periods have been removed from the consolidated condensed statements of operations.

Included in the statement of cash flows are the following non-cash adjustments related to the discontinued operations (in thousands):

	For the six months ended June 30
	2019	2018
Depreciation and amortization	$467	$790
Provision for excess inventory	$—	$398
Loss on asset disposal	$—	$20

7.	Loss per Share

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

We have excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders as of June 30, 2019 and 2018, as their inclusion would be antidilutive. Potentially dilutive common shares excluded from the calculations of diluted loss per share were 0.2 million as of June 30, 2019, which includes 0.1 million outstanding warrants and 0.1 million shares of preferred stock, and options and restricted stock awards.

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for financing leases are recorded within property and equipment, net in the Balance Sheet. Leases with an initial term of 12 months or less are not recorded on the Balance Sheet. Instead, the Company recognizes lease expense for these leases on a straight-line basis over the lease term. In connection with certain operating leases, the Company has security deposits recorded and maintained as restricted cash totaling $0.4 million as of June 30, 2019.

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets (in thousands, except years and rates):

June 30, 2019
Assets
Operating	$905
Financing	181
Total leased assets	$1,086

Liabilities
Current:
Operating	$157
Financing	127
Noncurrent:
Operating	$748
Financing	54
Total lease liabilities	$1,086

Weighted-average remaining lease term (years) - operating leases	7.20
Weighted-average remaining lease term (years) - finance leases	1.59
Weighted-average discount rate - operating leases	7.97%
Weighted-average discount rate - finance leases	5.00%

The table below summarizes the Company’s lease costs from its Unaudited Consolidated Statement of Operations, and cash payments from its Unaudited Consolidated Statement of Cash Flows during the three and six months ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease expense:
Operating lease expense	$55	$109
Finance lease expense:
Depreciation of right-of-use assets	28	56
Interest expense on lease liabilities	6	12
Total lease expense	$89	$177

Cash payment information:
Operating cash used for operating leases	$55	$109
Financing cash used for financing leases	20	28
Total cash paid for amounts included in the measurement of lease liabilities	$75	$137

The Company’s future minimum annual lease payments under operating and financing leases at June 30, 2019 are as follows (in thousands):

	Financing	Operating
	Leases	Leases
Remaining 2019	$67	$109
2020	120	205
2021	7	183
2022	—	123
2023	—	100
Thereafter	—	447
Total minimum lease payments	$194	$1,167
Less: amount representing interest	(13)	(262)
Present value of obligations under leases	181	905
Less: current portion	(127)	(157)
Noncurrent lease obligations	$54	$748

Other commitments

We have entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of June 30, 2019, we have clinical research study obligations of $2.5 million, $1.8 million of which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

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

On July 25, 2019, Tap Advisors LLC (“Tap”) filed suit against the Company in the Supreme Court of the State of New York, County of New York, alleging the Company breached an agreement made in 2017, whereby Tap would provide certain financial advisory services to the Company.  Tap seeks to recover fees of approximately $3.7 million (plus attorneys’ fees) that allegedly have not been paid by the Company related to the sale of its cell therapy business in April 2019. The Company believes the complaint is without merit and plans to vigorously defend itself in this matter. At June 30, 2019, the probable outcome of this litigation cannot be determined.

10.	Financial Instruments

We disclose fair value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The disclosures of estimated fair value of financial instruments at June 30, 2019, and as of December 31, 2018, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders. There were 13,500 shares of Series A 3.6% Convertible Preferred Stock, 10,000 Series B Convertible Preferred Stock and 6,723 Series C Convertible Preferred Stock that had been issued at June 30, 2019 and December 31, 2018, respectively. There were no shares of Series A 3.6% Convertible Preferred Stock outstanding as of either date. There were 1,112 of Series B Convertible Preferred Stock outstanding as of June 30, 2019 and December 31, 2018. There were 3,428 and 3,494 shares of Series C Preferred Stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

On July 25, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.001 per share, designated as the Series C Convertible Preferred Stock (the “Series C Preferred Stock”). The number of shares initially constituting the Series C Preferred Stock was set at 7,000 shares. Pursuant to a registration statement on Form S-1 originally filed on April 27, 2018, as amended, and became effective on July 17, 2018, and related prospectus (as supplemented), the Company registered and distributed to holders of its common stock and Series B Convertible Preferred Stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 20,000 units each consisting of one share of Series C Preferred Stock and 1,050 warrants for $1,000 per unit. The warrants are exercisable for an aggregate of 141,183 shares of the Company’s common stock at an exercise price of $39.93 per share of common stock for 30 months from the date of issuance and each share of Series C Preferred Stock is convertible into 25 shares of the Company's common stock. Pursuant to the 2018 Rights Offering, which closed on July 25, 2018, the Company sold an aggregate of 6,723 units, resulting in total net proceeds to the Company of approximately $5.7 million. On August 2, 2019, in connection with a sale of common stock, the Company notified holders of the Company’s Series C Preferred Stock that the conversion price of such stock was reduced from $0.7986 to $0.15, and the Company notified holders of the Company’s Series T Warrants that the exercise price of such warrants was reduced from $0.7986 to $0.15, each before giving effect to the August 2019 Reverse Stock Split.

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

Based on the relevant authoritative accounting guidance, the warrants were liability classified at the issuance date. The warrants may be redeemed by the Company at $0.01 per warrant prior to their expiration if the Company’s common stock closes above $3.63 per share (or $181.50 after the August 2019 Reverse Stock Split), subject to adjustment, for 20 consecutive trading days. The initial fair value of the liability associated with these warrants was $3.1 million, and the fair value decreased to $0.4 million as of June 30, 2019. The main driver for the change in the fair value of warrants at June 30, 2019, was related to the change in our stock price. All future changes in the fair value of the warrants will be recognized in our consolidated statements of operations until they are either exercised or expire.  The warrants are not traded in an active securities market, and as such the estimated the fair value as of June 30, 2019 was determined by using an option pricing model with the following assumptions:

	As of June 30, 2019	As of December31, 2018
Expected term	1.6 years	2.1 years
Common stock market price	$0.24	$0.29
Risk-free interest rate	1.85%	2.48%
Expected volatility	114%	125%
Resulting fair value (per warrant)	$0.06	$0.13

Expected volatility was computed using daily pricing observations of traded shares of the Company for recent periods that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining contractual term of the warrants. The risk-free interest rate is the U.S. Treasury bond rate as of the valuation date.

The following table summarizes the change in our Level 3 warrant liability value (in thousands):

Warrant liability	June 30, 2019	December 31, 2018
Beginning balance	$916	$3,148
Change in fair value	(492)	(2,233)
Ending balance	$424	$916

Common Stock

On June 1, 2018, the Company entered into a Sales Agreement with B. Riley FBR to sell shares of its common stock having an aggregate offering price of up to $6.5 million through its ATM Program. Through June 30, 2019, the Company sold a total of 0.2 million shares for proceeds of approximately $3.8 million through the ATM Program. The ATM Program financing facility has been exhausted and there is no availability remaining under this financing facility.

On September 21, 2018, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares, of the Company’s common stock, over the 24-month period following October 15, 2018. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 5,000 shares of common stock on any business day but in no event will the amount of a single Regular Purchase (as defined in the Lincoln Park Purchase Agreement) exceed $1.0 million. The purchase price of shares of common stock related to the Regular Purchases will be based on the prevailing market prices of such shares at the time of sales. The Company’s sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement are limited to the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of no more than 4.99% of the then outstanding shares of the common stock. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a Regular Purchase or an accelerated purchase and in no event under an accelerated purchase will shares be sold to Lincoln Park on a day the closing price of the Company’s common stock is less than the floor price of $12.50 per share as set forth in the Lincoln Park Purchase Agreement. Through December 31, 2018, the Company sold a total of 12,802 shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement and 5,000 shares for proceeds of approximately $0.1 million were sold during the six months ended June 30, 2019. The Company believes there is less than $0.1 million remaining available under this financing facility.

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

This Quarterly report on Form 10-Q refers to trademarks such as Plus Therapeutics, DocePLUS, and DoxoPLUS. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Overview

Plus Therapeutics, Inc. is a clinical-stage pharmaceutical company focused on the discovery, development, and manufacturing scale up of complex and innovative treatments for patients battling cancer and other life-threatening diseases.

Our proprietary nanotechnology platform is currently centered around the enhanced delivery of a variety of drugs using novel liposomal encapsulation technology. Liposomal encapsulation has been extensively explored and undergone significant technical and commercial advances since it was first developed.  Our platform is designed to facilitate new delivery approaches and/or formulations of safe and effective, injectable drugs, potentially enhancing the safety, efficacy and convenience for patients and healthcare providers.

We plan to exploit our nanotechnology platform and expertise using a simple multi-step model that enables us to address unmet needs or underserved conditions while managing risks and minimizing development costs through: (1) mapping of current and evolving landscape to clearly understand the clinical and commercial opportunities and design nanotechnological solutions, (2) redesign of new nanotechnological solutions using, using in part, known, safe and effective active pharmaceutical ingredients, (3) manufacture to scale of the reformulated drug along with critical non-clinical (i.e. bench, animal) analyses, (4) evaluation of early-stage clinical utility with a focus on proving safety and defining efficacy over the current standard of care, and (5) partnering the innovative treatment for late-stage clinical trials, regulatory approval, and commercial launch.

Pipeline

Since the beginning of 2019, we have evaluated and transformed our pipeline to place a stronger emphasis on product candidates that can maximize returns for shareholders and make a clinically meaningful impact for patients. We plan to create and realize this value by developing drugs for niche and orphan markets, initially in oncology, that address significant unmet or substantially underserved medical needs and that represent global revenue opportunities estimated to be $250 million or more.  We intend to focus our development activities in ways that can leverage the U.S. Food and Drug Administration’s, or the FDA, clearly defined accelerated regulatory pathways and enable us to apply its in-house expertise in nanoparticle drug design, complex formulation, and drug manufacturing and scale-up.

All of the product candidates in our development pipeline leverage our nanotechnology platform.  The versatility of the platform has thus far provided the foundation to bring two drugs into mid/late stage clinical trials.

Our lead product candidate, DocePLUS, is a patented protein-stabilized PEGylated liposomal formulation of docetaxel.  Docetaxel was approved by the FDA in 1999 and today is administered as a workhorse drug for treating cancers affecting the breast, head, neck, stomach, prostate, and lung.  In our nonclinical studies utilizing mouse tumor models (lung, prostate, pancreatic, and mesothelioma), DocePLUS retained the anti-tumor activity of docetaxel and was well-tolerated.  In addition, our first-in-human, open-label, dose-escalation, Phase 1 clinical trial conducted under an approved FDA Investigational New Drug application to examine the safety, pharmacokinetics, and pharmacodynamics of DocePLUS in 29 patients with solid tumors has been completed and published.  The trial demonstrated that DocePLUS has an acceptable tolerability, a favorable pharmacokinetics profile, as well as promising anti-tumor activity that warrants further exploration in larger Phase 2 trials.

While there are a multitude of potential disease targets for DocePLUS, we intend to initially focus on developing a new second-line treatment option for small cell lung cancer patients, an area in which there has been few advances for patients over the last 30 years.  Single-agent chemotherapy with IV topotecan is currently the only FDA approved drug for platinum-sensitive patients who relapse at least 60 days after initiation of first-line treatment.  However, while IV topotecan demonstrates activity in this population, overall response rate (24%), response duration (3.3 months), time to progression (3.1 months), and overall survival (5.8 months) were not statistically improved over CAV (cyclophosphamide, doxorubicin, and vincristine) treatment in a randomized comparative trial.  Patients receive 1.5 mg/m2 IV infusion of topotecan over 30 minutes daily for 5 consecutive days, starting on Day 1 of a 21-day cycle.  Thus, more effective and convenient treatment options are needed for patients with relapsed platinum-sensitive disease.

The proposed dosing regimen for DocePLUS in small cell lung cancer patients will be a 60-minute infusion on a single day, starting on Day 1 of a 21-day cycle.  This approach will reduce the patient’s number of visits to an infusion center from 5 (IV topotecan) to 1 in a given 21-day cycle.  Overall, DocePLUS is intended to provide an effective, safe, and convenient therapeutic option for small cell lung cancer patients, thereby improving the quality of life for this population.

Recent key events associated with DocePLUS development include:

•	In September 2018, the FDA granted DocePLUS an orphan drug designation for the treatment of small cell lung cancer.
•

In the first half of 2019, we collaborated with IQVIA in mapping the current and anticipated landscape, performing primary market research with U.S. medical oncologists and payers, suggesting small cell lung cancer is an attractive and reasonable initial disease target, and identifying pancreatic cancer, breast cancer, esophageal cancer, and cholangiocarcinoma as compelling future disease targets with significant patient-benefit and revenue potential.

•

In July 2019, we announced receipt of FDA feedback including confirmation that a 505(b)(2) application appears to be an acceptable regulatory path with docetaxel injection as a potentially acceptable listed drug.  Furthermore, the FDA agreed that the completed nonclinical studies are sufficient to support the initiation of a clinical trial of DocePLUS in patients with platinum-sensitive small cell lung cancer who have progressed at least 60 days after initiation of first-line therapy.

We plan to conduct a Phase 2 clinical trial in small cell lung cancer under our existing, approved Investigation New Drug application. This trial will complement the nonclinical proof-of-concept, toxicity, and Phase 1 studies previously conducted with DocePLUS.

We are also developing DoxoPLUS, a generic version of Janssen’s DOXIL®/CAELYX®, a PEGylated liposomal encapsulated doxorubicin for the treatment of breast and ovarian cancer, multiple myeloma, and Kaposi’s sarcoma.  PEGylated liposomal encapsulated doxorubicin is a heavily relied upon chemotherapeutic used globally for treating many types of cancer.  We believe that data from a 60-patient European study of DoxoPLUS has met the statistical criteria for bioequivalence to CAELYX®, the current reference listed drug in Europe.  We believe that these bioequivalence data for DoxoPLUS can serve as a basis for a Marketing Authorization Application to be submitted to the European Medicines Agency, or EMA.

In July 2019, we announced that, coinciding with our new focus on DocePLUS, DoxoPLUS no longer satisfies the aforementioned development and revenue criteria.  As a result, we have elected to focus on divesting DoxoPLUS and are currently presenting this opportunity to external parties.

On July 21, 2019, we received an order from the U.S. Department of Health and Human Services / Office of the Assistant Secretary for Preparedness and Response / Biomedical Advanced Research and Development Authority, or HHS/ASPR/BARDA, regarding Contract HHSO100201200008C dated September 27, 2012, as amended, to suspend all work on the referenced contract, including the RELIEF clinical trial, except for certain activities related to orderly close out of the trial and contract. This order was based on previous discussions between the Company and HHS/ASPR/BARDA concerning the best path forward for both parties in the light of the difficulty of enrolling the RELIEF trial and our previously disclosed restructuring plan. Pursuant to the order, within a period no longer than 180 days (or by January 17, 2020), the contract will be terminated by HHS/ASPR/BARDA.

On April 24, 2019 we completed the sale transaction of our UK subsidiary, Cytori Ltd., and our Cell Therapy assets, and on April 25, 2019 we completed the sale of our Japanese subsidiary, Cytori Therapeutics, K.K., and substantially all of our Cell Therapy assets used in Japan.

Results of Operations

Development revenues

Under our government contract with BARDA, we recognized a total of $0.3 million and $1.0 million in revenues for the three and six months ended June 30, 2019, respectively, which included allowable fees as well as cost reimbursements.  During the three and six months ended June 30, 2019, we incurred $0.2 million and $0.9 million in qualified expenditures, respectively. During the three and six months ended June 30, 2018, we recognized revenue of $0.9 million and incurred $1.8 million in qualified expenditures, respectively. The decrease in revenues for the three and six months ended June 30, 2019 as compared to the same period in 2018 is primarily due to a minor decrease in research and development activities related to BARDA delays experienced in enrollments.

The future: On July 21, 2019, we received an order from BARDA to suspend all work related to the RELIEF clinical trial, except for certain activities related to orderly close out of the trial and contract. Pursuant to the order, within a period no longer than 180 days (or by January 17, 2020), the contract will be terminated by BARDA.

Research and development expenses

Research and development expenses relate to the development of a technology platform that involves using adipose tissue as a source of autologous regenerative cells for therapeutic applications, oncology drug program expenses, as well as the continued development efforts related to our clinical trials.

Research and development expenses include costs associated with the design, development, testing and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies and clinical studies.

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,278	$1,247	$2,693	$2,545
Share-based compensation	11	20	22	116
Total research and development expenses	$1,289	$1,267	$2,715	$2,661

The increase in research and development expenses for the six months ended June 30, 2019 as compared to the same period in 2018 is due primarily to an increase of clinical activities on the RELIEF clinical trial. There is no material variance for the three months ended June 30, 2019 as compared to the same period in 2018.

The future:  We expect aggregate research and development expenditures to remain at current levels for the balance of 2019, as we work on clinical activities on the RELIEF clinical trial and our ongoing development efforts of DocePLUS.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Sales and marketing	$95	$158	$204	$387
Share-based compensation	2	27	7	91
Total sales and marketing expenses	$97	$185	$211	$478

Sales and marketing expenses decreased by $0.2 million during the six months ended June 30, 2019 as compared to the same period in 2018 due primarily to decreases of $0.1 million in salaries and benefits as well as of $0.1 million in professional services because of the decreased efforts of our commercial activities. There is no material variance for the three months ended June 30, 2019 as compared to the same period in 2018.

The future:  We expect sales and marketing expenditures to decrease during the balance of 2019 due to the sale of our Cell Therapy business in April 2019.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative	$860	$1,201	$2,189	$2,939
Share-based compensation	15	92	48	363
Total general and administrative expenses	$875	$1,293	$2,237	$3,302

General and administrative expenses decreased by $0.3 million and $0.7 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The variance for three months is primarily due to the decrease of $0.3 million in salaries, benefits and professional services. The decrease for the six months period is primarily driven by one-time expenses for the six-month period ended June 30, 2018, which includes $0.6 million related to the termination of a Lease Agreement for office space for our corporate headquarters in San Diego, California. In addition, during 2019 there was a decrease of $0.1 million in salaries and in professional services, consistent with our ongoing cost curtailment efforts.

The future: We expect general and administrative expenditures to decrease during the balance of 2019 due to the sale of our Cell Therapy business in April 2019.

Share-based compensation expense

Share-based compensation expense includes charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure share-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Research and development-related	11	20	22	116
Sales and marketing-related	2	27	7	91
General and administrative-related	15	92	48	363
Total share-based compensation	$28	$139	$77	$570

The decrease in share-based compensation expense for the three and six  months ended June 30, 2019 as compared to the same periods in 2018 is primarily related to lower annual grant activity to remaining employees caused by reductions in headcount and due to the decline in the stock price during 2019 as compared to the same period in 2018, and its corresponding impact on share-based compensation.

The future:  We expect to continue to grant options and stock awards (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously granted options will continue to vest in accordance with their original terms. As of June 30, 2019, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.1 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.6 years.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$7	$5	$14	$19
Interest expense	(597)	(444)	(1,111)	(866)
Change in fair value of warrants	282	—	492	—
Total	$(308)	$(439)	$(605)	$(847)

Interest expense increased for the six months ended June 30, 2019 as compared to the same period in 2018, due to the inclusion of amendment fees added to our debt.

Changes in fair value of our warrant liability are primarily due to fluctuations in the valuation inputs. See Note 11 to the consolidated financial statements included elsewhere herein for disclosure and discussion of our warrant liability.

The future: We expect interest expense in 2019 to decrease slightly in the second half of this year. In addition, regarding to the changes in fair value of warrants, there could be material fluctuations in the value of warrants in future periods because our stock price can be volatile. Future changes in the fair value of the warrant liability will be recognized in earnings until such time as the warrants are exercised or expire.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30,	As of December 31,
	2019	2018
Cash and cash equivalents	$4,530	$5,261

Current assets	$5,260	$9,648
Current liabilities	13,923	17,559
Working capital deficit	$(8,663)	$(7,911)

We incurred net losses from continuing operations of $2.3 million and $4.7 million for the three and six months ended June 30, 2019, respectively. We have an accumulated deficit of $426.7 million as of June 30, 2019. Additionally, we used net cash of $4.8 million to fund our operating activities for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Further, the Loan and Security Agreement (defined in Note 4 to the consolidated financial statements included elsewhere herein), with Oxford Finance, LLC, or Oxford, as further described in Note 4, requires maintenance of a minimum of $2.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $4.5 million at June 30, 2019, the Company believes that it will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under its $2.0 million minimum cash/cash equivalents covenant.

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

On June 1, 2018, we entered into a Sales Agreement with B. Riley FBR to sell shares of our common stock having an aggregate offering price of up to $6.5 million from time to time, through our ATM program under which B. Riley FBR will act as sales agent. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares, based upon our instructions, consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and rules of Nasdaq. We will set the parameters for sales of shares through the ATM program, including the number of shares to be sold, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in one trading day, and any minimum price below which sales may not be made.  Under the Sales Agreement, B. Riley FBR may sell the shares by any method permitted by law deemed to be an “at the market offering,” as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We have no obligation to sell any shares and may at any time suspend offers and sales under the Sales Agreement. We and B. Riley FBR each have the right to terminate the Sales Agreement at any time upon prior written notice as provided in the Sales Agreement.  We will pay to B. Riley FBR a commission, or allow a discount, in an amount equal to 3.0% of the gross sales price per share of common stock sold through it as sales agent under the Sales Agreement. We have also agreed pursuant to the Sales Agreement to indemnify and provide contribution to B. Riley FBR against certain liabilities, including liabilities under the Securities Act. Although sales of our common stock have taken place pursuant to our ATM program, there can be no assurance that we will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate.  In addition, under current SEC regulations, at any time during which the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under our ATM program, is limited to an aggregate of one-third of our public float. As of June 30, 2019, our public float was approximately 0.4 million shares, the value of which was $5.3 million based upon the closing price of our common stock of $12.12 on such date. The value of one-third of our public float calculated on the same basis was approximately $1.8 million.

On July 25, 2018, we closed a rights offering originally filed under a Form S-1 registration statement in April 2018, or the 2018 Rights Offering. Pursuant to the 2018 Rights Offering, the Company sold an aggregate of 6,723 units consisting of a total of 6,723 shares of Series C Convertible Preferred Stock, immediately convertible into approximately 0.2 million shares of common stock and 7,059,150 warrants, exercisable for an aggregate of 141,183 shares of common stock at an exercise price of $39.93 per share of common stock, resulting in total net proceeds to the Company of approximately $5.7 million.

On August 28, 2018, we received a written notice from Nasdaq staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 25, 2019, in which to regain compliance. We were also granted an additional compliance period of 180 calendar days, or until August 26, 2019, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq staff of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period. In August 2019, we consummated a 1-for-50 reverse stock split pursuant to which the minimum bid price of our common stock rose above $1.00. If the closing bid price of our common stock remains above $1.00 per share, we expect to regain compliance with the minimum bid price requirement on August 19, 2019.  However, based on our stockholders’ deficit of $6.3 million as of June 30, 2019, we will not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million, and we expect to receive written notice from Nasdaq staff to that effect following the filing of this Quarterly Report on Form 10-Q.  In addition, as of June 30, 2019, we do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.  We intend to evaluate various courses of action to regain compliance with Nasdaq Listing Rule 5550(b)(1) within the compliance period specified by Nasdaq.  However, there can be no assurance that we will be able to regain compliance within such compliance period.

On September 21, 2018, we entered into a purchase agreement and a registration rights agreement, with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares of our common stock over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. Through December 31, 2018, the Company sold a total of 12,802 shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement and 5,000 shares for proceeds of approximately $0.1 million were sold during the six months ended June 30, 2019.

We continue to seek additional capital through product revenues, strategic transactions and from other financing alternatives. Without additional capital, current working capital and cash generated from sales will not provide adequate funding for research, sales and marketing efforts and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this would negatively affect our ability to achieve corporate growth goals.

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

As of June 30, 2019, there have been no material changes outside the ordinary course of our business to the contractual obligations we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for the amendments to the Loan and Security Agreement.

On April 24, 2019 the Company received $3.4 million of net cash proceeds related to the sale of the Company’s UK subsidiary, Cytori Ltd., and the Company’s Cell Therapy assets, of which $1.7 million was used to pay down principal, interest and fees on the Loan and Security Agreement and on April 25, 2019 the Company received $2.5 million of net cash proceeds related to the sale of the Company’s Japanese subsidiary, Cytori Therapeutics, K.K., and substantially all of the Company’s Cell Therapy assets used in Japan, of which $1.4 million was used to pay down principal, interest and fees on the Loan and Security Agreement.

Cash (used in) provided by operating, investing, and financing activities for the three and six months ended June 30, 2019 and 2018 is summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(4,824)	$(6,840)
Net cash used in investing activities	2,783	(78)
Net cash provided by financing activities	1,314	(200)
Effect of exchange rate changes on cash and cash equivalents	(4)	12
Net decrease in cash and cash equivalents	$(731)	$(7,106)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2019 was $4.8 million compared to $6.8 million in the same period of 2018. Overall, our operational cash use decreased during the six months ended June 30, 2019 as compared to the same period in 2018, due primarily to a decrease in losses from operations (when adjusted for non-cash items).

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2019 were related to the sale of the cell therapy business for net proceeds of $2.8 million. Net cash used in investing activities for the six months ended June 30, 2018 is related to the purchase of fixed assets.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was primarily related to the principal payment of long-term obligations of $0.6 million offset by the sales of common stock of $2.0 million. Net cash used in financing activities for the six months ended June 30, 2018 is primarily related to costs from sale of common stock in 2017 which were paid in 2018.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes, other than the adoption of Accounting Standards Codification 842, Leases, during the six months ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2019, there have been no material changes in our market risks from those described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except that the Company no longer has ongoing operations outside of the United States following the sale of our cell therapy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or furnished pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business.

On July 25, 2019, Tap Advisors LLC (“Tap”) filed suit against the Company in the Supreme Court of the State of New York, County of New York, alleging the Company breached an agreement made in 2017, whereby Tap would provide certain financial advisory services to the Company.  Tap seeks to recover fees of approximately $3.7 million (plus attorneys’ fees) that allegedly have not been paid by the Company related to the sale of its cell therapy business in April 2019. The Company believes the complaint is without merit and plans to vigorously defend itself in this matter. At June 30, 2019, the probable outcome of this litigation cannot be determined.

We are not currently a party to any other material legal proceeding.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission on March 29, 2019, which we strongly encourage you to review with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. In addition to those risk factors, we identified the following new risks or substantive changes from the risks described in our Annual Report on Form 10-K. If any of the risks described in our Annual Report on Form 10-K or discussed below actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Financial Position and Capital Requirements

We have incurred losses since inception, we expect to incur significant net losses in the foreseeable future and we may never become profitable.

We have almost always had negative cash flows from operations and have incurred net operating losses each year since we started business. For the six months ended June 30, 2019 and year ended December 31, 2018, we incurred net losses of $12.3 million and $12.6 million, respectively, and our net cash used in operating activities was $4.8 million and $12.0 million, respectively.  As of December 31, 2018 and our accumulated deficit was $414.4 million. As of June 30, 2019, our accumulated deficit was $426.7 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next year.  As our focus on development of Nanomedicine and the development of therapeutic applications has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. While we have implemented and continue to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and expect that recurring operating expenses will continue at similar levels as compared to the second quarter for the remainder of this year and are anticipated to be at higher levels next year as we prepare for and perform clinical trial and other development activities for our Nanomedicine product candidates.

Our ability to generate sufficient revenues from any of our product candidates or technologies to achieve profitability will depend on a number of factors including, but not limited to:

•

our ability to manufacture, test and validate our product candidates in compliance with applicable laws and as required for submission to applicable regulatory bodies, including manufacturing, testing and validation of our DocePLUS and DoxoPLUS product candidates;

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

•	our ability to negotiate favorable arrangements with third parties to help finance the development of, and market and distribute, our product candidates; and
•	the degree to which our approved products, if any, are accepted in the marketplace.

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

We will need substantial additional funding to develop our product candidates and for our future operations. If we are unable to obtain the funds necessary to do so, we will be required to delay, scale back or eliminate our product development activities or may be unable to continue our business.

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to continue funding our operations, including our continuing substantial research and development expenses. We do not currently believe that our cash balance will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future.  Although it is difficult to predict future liquidity requirements, we believe that our $4.5 million in cash and cash equivalents on hand as of  June 30, 2019 will be insufficient to fund our currently contemplated operations.  Our future capital requirements will depend on many factors, including:

•	our ability to raise capital to fund our operations on terms acceptable to us, or at all;
•	our perceived capital needs with respect to our development programs, and any delays in, adverse events of, and excessive costs of such programs beyond what we currently anticipate;
•	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our products to market and the cost of such arrangements at the time;
•	costs associated with the operations at our San Antonio, Texas facility;
•	the cost of manufacturing our product candidates, including compliance with good manufacturing practices applicable to our product candidates;
•	expenses related to the establishment of sales and marketing capabilities for product candidates awaiting approval or products that have been approved;
•	the level of our sales and marketing expenses;

•	competing technological and market developments; and
•	our ability to introduce and sell new products.

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

Our financing plans include pursuing additional cash through use of offering programs, strategic corporate partnerships, licensing and sales of assets and equity. In July 2018, we completed a public offering in which we distributed to holders of our common stock and Series B Convertible Preferred Stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 20,000 units each consisting of one share of Series C Preferred Stock and 1,050 warrants to purchase one share of our common stock at a subscription price of $1,000 per unit, or the 2018 Rights Offering. Each share of Series C Preferred Stock is convertible into 25 shares of our common stock subject to adjustment. We sold an aggregate of 6,723 units as part of the 2018 Rights Offering.

In addition, in September 2018, we entered into a purchase agreement, or the Lincoln Park Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, pursuant to which we may direct Lincoln Park to purchase up to $5.0 million in shares of our common stock from time to time over the 24-month period following October 15, 2018, subject to the satisfaction of certain conditions. There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources or on terms acceptable to us. Through December 31, 2018, the Company sold a total of 12,000 shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement and 5,000 shares for proceeds of approximately $0.1 million were sold during the six months ended June 30, 2019. The Company believes there is less than $0.1 million remaining available under this financing facility.

Further, the Loan and Security Agreement, as amended, with Oxford Finance, LLC, or Oxford, requires maintaining a minimum of $2.0 million in unrestricted cash and cash equivalents on hand to avoid an event of default under the Loan and Security Agreement. Based on our cash and cash equivalents on hand of approximately $4.5 million at June 30, 2019, we estimate that we will need to raise additional capital and/or obtain a waiver or restructure the Loan and Security Agreement in the near term to avoid defaulting under our $2.0 million minimum cash/cash equivalents covenant. If we are unable to avoid an event of default under the Loan and Security Agreement, our business could be severely harmed.

In addition to the funding sources previously mentioned, we continue to seek additional capital through product revenues and state and federal development programs.

Our level of indebtedness, and covenant restrictions under such indebtedness, could adversely affect our operations and liquidity.

Under our Loan and Security Agreement with Oxford, as collateral agent and lender, Oxford made a term loan to us in an aggregate principal amount of $17,700,000, or the Term Loan, subject to the terms and conditions set forth in the Loan and Security Agreement. The outstanding principal balance of the Term Loan is $9.3 million as of June 30, 2019.

The Term Loan accrues interest at a floating rate equal to the three-month LIBOR rate (with a floor of 1.00%) plus 7.95% per annum. On April 29, 2019, we and Oxford amended the Loan and Security Agreement to extend the interest-only period. Beginning May 2020, we will be required to make payments of principal (in the amount of approximately $0.7 million per month) and accrued interest in equal monthly installments of approximately $1.3 million to amortize the Term Loan through June 1, 2021, the maturity date.

As security for our obligations under the Loan and Security Agreement, we granted a security interest in substantially all of our existing and after-acquired assets, excluding our intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement.  If we are unable to discharge these obligations, Oxford could foreclose on these assets, which would, at a minimum, have a severe material adverse effect on our ability to operate our business.

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

The Loan and Security Agreement, as amended, requires us to maintain at least $2.0 million in unrestricted cash and/or cash equivalents and includes certain reporting and other covenants, that, among other things, restrict our ability to (i) dispose of assets, (ii) change the business we conduct, (iii) make acquisitions, (iv) engage in mergers or consolidations, (v) incur additional indebtedness, (vi) create liens on assets, (vii) maintain any collateral account, (viii) pay dividends, (ix) make investments, loans or advances, (x) engage in certain transactions with affiliates, and (xi) prepay certain other indebtedness or amend other financing arrangements. If we fail to comply with any of these covenants or restrictions, such failure may result in an event of default, which if not cured or waived, could result in Oxford causing the outstanding loan amount ($9.3 million as of June 30, 2019) to become immediately due and payable. If the maturity of our indebtedness is accelerated, we may not have, or be able to timely procure, sufficient cash resources to satisfy our debt obligations, and such acceleration would adversely affect our business and financial condition.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our budgeted expense levels are based in part on our expectations concerning future research and development activities. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events. Accordingly, unexpected events could have an immediate and material impact on our business and financial condition.

Risks Related to Our Business and Industry

Our future success is in large part dependent upon our ability to successfully integrate and develop our Nanomedicine platform and commercialize our DoxoPLUS and DocePLUS Nanomedicine product candidates, and any failure to do so could significantly harm our business and prospects.

In February 2017, we acquired substantially all of the assets of Azaya Therapeutics Inc., or Azaya, including Azaya’s two product candidates, DoxoPLUS and DocePLUS, and related manufacturing equipment and inventory. Our ability to successfully integrate, develop and commercialize these assets is subject to a number of risks, including the following:

•

We do not have substantive drug development, manufacturing, and commercialization experience, and thus we may be required to hire and rely on significant numbers of scientific, quality, regulatory and other technical personnel with the experience and expertise necessary to develop, manufacture, and commercialize our Plus Therapeutics Nanomedicine product candidates.  We may be unable to identify, hire and retain personnel with the requisite experience to conduct the operations necessary to obtain regulatory approval and commercialize our DoxoPLUS and DocePLUS product candidates, in which case our business would be materially harmed;

•

We intend to find a commercialization partner to share or assume responsibility for marketing, sales, and distribution activities and related costs and expenses for our DocePLUS product candidate. There can be no assurance that we would obtain sufficient capital to fund the development, manufacturing, and commercialization of our Nanomedicine program ourselves, or if we do obtain such capital, that our development, manufacturing, and commercialization efforts would be successful;

•

Conduct of this acquired business will require significant capital, and to the extent that we incur unanticipated expenses in our business, are unable to timely obtain sufficient additional capital on terms acceptable to us (or at all) to fund this business, our ability to develop our DocePLUS product candidate could be materially and adversely impacted;

•	We have discontinued development activities for DoxoPlus and are actively seeking to monetize this asset. New competitive products become commercially available before we launch DocePLUS;
•	We are not experienced in acquiring and integrating new businesses.

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

Our current business strategy is to aggressively develop our Nanomedicine platforms, while simultaneously controlling expenses, which is a high-risk strategy for a number of reasons including the following:

•	we do not have an operating history as a drug company, or prior experience with obtaining regulatory, reimbursement or other approvals for product candidates such as DocePLUS;
•

our Nanomedicine product candidates, if commercialized, will compete against established competitive drugs that are marketed and sold by large companies with significant human, technical and financial resources;

•	we are not experienced in acquiring and integrating new assets, such as those acquired from Azaya;
•

there is an intense and rapidly evolving competitive landscape for our Nanomedicine product candidates, including chemotherapies, targeted therapies and immuno-oncology therapies, and as such key assumptions regarding market entry, pricing, and revenue/unit share may not be realized;

•	our product candidates may never become commercially viable; and
•	we may not be able to prevent other companies from depriving us of market share and profit margins by selling products based on our intellectual property and developments.

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

We expect that product candidates in our pipeline, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage and reimbursement by third-party payers, extent of adverse side effects and convenience of treatment procedures.  One or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, EMA, Ministry of Health, Labour and Welfare or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed may have an effect on our product prices, market share and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors. In addition, competitors may seek to develop alternative formulations of or technological approaches to our product candidates and/or drug delivery technologies that address our targeted indications.

We may face competition for our DocePLUS product candidate (which is intended for the treatment of small cell lung cancer) from multiple drug classes.

Companies that are developing or have commercialized nanoparticle-docetaxel products, including both oral and intravenous formulations, and may be future competitors for our DocePLUS product candidate include, but are not limited to, Adocia, Athenex, Bind Therapeutics, Cerulean, Cristal Therapeutics, Intas, LIDDS, Merrimack, Modra, NanOlogy, Oasmia, and Starpharma.

Competitors may have greater experience in developing drugs, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization. It is possible that competitors may obtain patent protection, approval, or clearance from the FDA or achieve commercialization earlier than we can, any of which could have a substantial negative effect on our business. Compared to us, many of our potential competitors have substantially greater:

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

Our clinical trials may fail to demonstrate acceptable levels of safety and efficacy for any of our product candidates, which could prevent or significantly delay their regulatory approval and commercialization, which would have a material and adverse impact on our business.

Clinical testing of our product candidates is a long, expensive and uncertain process, and the failure or delay of a clinical trial can occur at any stage.  Many factors, currently known and unknown, can adversely affect clinical trials and the ability to evaluate a product candidate’s efficacy. During the course of treatment, patients can die or suffer other adverse events for reasons that may or may not be related to the proposed product being tested. Even if initial results of preclinical and nonclinical studies or clinical trial results are promising, we may obtain different results in subsequent trials or studies that fail to show the desired levels of safety and efficacy, or we may not obtain applicable regulatory approval for a variety of other reasons.

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

Our success depends in substantial part on our ability to obtain regulatory approvals for our DocePLUS product candidate.  However, we cannot be certain that we will receive regulatory approval for this product candidate or our other product candidates.

We have only a limited number of product candidates in development, and our business depends substantially on their successful development and commercialization.  Our product candidates will require development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from sales of our product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.

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

Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, on our ability to commercialize such products as well as the size of the markets in the territories for which we gain regulatory approval. If the markets for our product candidates are not as significant as we estimate, our business and prospects will be harmed.

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

If our product candidates and technologies receive regulatory approval but do not achieve broad market acceptance, especially by physicians, the revenues that we generate will be limited.

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

Our DocePLUS product candidate, if developed and commercialized, would compete against a number of established drugs, including Taxotere® (Sanofi S.A.) and Hycamtin® (Novartis), as well as other products being developed and commercialized by competitors for the same target clinical indication.

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

Our product candidates are at various stages of development.  Successful development and market acceptance of our products is subject to developmental risks, including risk of negative clinical data from  current and anticipated trials, failure of inventive imagination, ineffectiveness, lack of safety, unreliability, manufacturing hurdles, failure to receive necessary regulatory clearances or approvals, high commercial cost, preclusion or obsolescence resulting from third parties’ proprietary rights or superior or equivalent products, competition from copycat products and general economic conditions affecting purchasing patterns. There can be no assurance that we or our partners will successfully develop and commercialize our product candidates, or that our competitors will not develop competing technologies that are less expensive or superior. Failure to successfully develop and market our product candidates would have a substantial negative effect on our results of operations and financial condition.

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

Risks relating to our current material collaborations (excluding our BARDA partnership, which is discussed below in these “Risk Factors”) include the following:

•

Under our asset purchase agreement with Azaya, we are required to use commercial reasonable efforts to develop our DoxoPLUS and DocePLUS product candidates, and we have future milestone, earn-out and other payments to Azaya tied to our commercialization and sale activities for these product candidates. If we are unsuccessful in our efforts to develop our DoxoPLUS and DocePLUS drug assets, or if Azaya and we were to enter into a dispute over the terms of our agreement, then our business could be seriously harmed.

If we or collaborators fail to comply with regulatory requirements applicable to the development, manufacturing, and marketing of our products, regulatory agencies may take action against us or them, which could significantly harm our business.

Our product candidates, along with the clinical development process, the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for these products, are subject to continual requirements and review by the FDA and state and foreign regulatory bodies. Regulatory authorities subject a marketed product, its manufacturer and the manufacturing facilities to continual review and periodic inspections. We, our collaborators, and our and their respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of products, required submissions of safety and other post-market information and reports, registration requirements, Clinical Good Manufacturing Practices (cGMP) regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our collaborators, and our and their respective contractors, suppliers and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

We and our product candidates are subject to extensive regulation, and the requirements to obtain regulatory approvals in the United States and other jurisdictions can be costly, time-consuming and unpredictable.  If we or our partners are unable to obtain timely regulatory approval for our product candidates, our business may be substantially harmed.

The worldwide regulatory process for our Nanomedicine product candidates can be lengthy and expensive, with no guarantee of approval.

Before any new drugs may be introduced to the U.S. market, the manufacturer generally must obtain FDA approval through either an abbreviated new drug application, or ANDA, process for generic drugs off patent that allow for bioequivalence to an existing reference listed drug, or RLD, or the lengthier new drug approval, or NDA, process, which typically requires multiple successful and successive clinical trials to generate clinical data supportive of safety and efficacy along with extensive pharmacodynamic and pharmacokinetic preclinical testing to demonstrate safety.  Our lead product candidate under development (DocePLUS) is subject to the FDA’s 505(b)(2) NDA process.  NDA drugs can take significant time due to the preclinical and clinical trial requirements.

There are numerous risks arising out of the regulation of our Nanomedicine product candidates include the following:

•

We can provide no assurances that our current and future oncology drugs will meet all of the stringent government regulation in the United States, by the FDA under the Federal Food, Drug and Cosmetic Act, and/or in international markets such as Europe, by the EMA under its Medicinal Products Directive.

•

Our Nanomedicine product candidates, if approved, will still be subject to post-market reporting requirements for deaths or serious injuries when the drug may have caused or contributed to the death or serious injury, or serious adverse events.  There are no assurances that our product candidates will not have safety or effectiveness problems occurring after the drugs reach the market. There are no assurances that regulatory authorities will not take steps to prevent or limit further marketing of the drug due to safety concerns.

•

It is possible that the new legislation in our priority markets, such as the 21st Century Cures Act in the United States, will yield additional regulatory requirements for therapeutic drugs for our Nanomedicine product candidates (the FDA’s interpretation and implementation of the 21st Century Cures Act has yet to be published).

Changing, new and/or emerging government regulations may adversely affect us.

Any regulatory review committees and advisory groups and any contemplated new guidelines may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we may be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product candidate to market could decrease our ability to generate sufficient revenue to maintain our business. Divergence in regulatory criteria for different regulatory agencies around the globe could result in the repeat of clinical studies and/or preclinical studies to satisfy local territory requirements, resulting in the repeating of studies and/or delays in the regulatory process.  Some territories may require clinical data in their indigenous population, resulting in the repeat of clinical studies in whole or in part. Some territories may object to the formulation ingredients in the final finished product and may require reformulation to modify or remove objectionable components; resulting in delays in regulatory approvals.  Such objectionable reformulations include, but are not limited to, human or animal components, BSE/TSE risks, banned packaging components, prohibited chemicals, banned substances, etc. There can be no assurances that the FDA or foreign regulatory authorities will accept our pre-clinical and/or clinical data.

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

Our nanoparticle technology is subject to government regulations that are subject to change.

Our pipeline oncology products, such as DocePLUS, are being developed under existing government criteria, which are subject to change in the future. Clinical and/or pre-clinical criteria in addition to cGMP manufacturing requirements may change and impose additional regulatory burdens. Clinical requirements are subject to change which may result in delays in completing the regulatory process. Divergence in regulatory criteria for different regulatory agencies around the globe could result in the repeat of clinical studies and/or preclinical studies to satisfy local jurisdictional requirements, which would significantly lengthen the regulatory process and increase uncertainty of outcome.  Some jurisdictions may require clinical data in their indigenous population, resulting in the repeat of clinical studies in whole or in part. Some jurisdictions may object to the formulation ingredients in the final finished product and may require reformulation to modify or remove objectionable components; resulting in delays in regulatory approvals.  Such objectionable reformulations include, but are not limited to, human or animal components, bovine spongiform encephalopathy/ transmissible spongiform encephalopathy risks, banned packaging components, prohibited chemicals, banned substances, etc.  There can be no assurance that the FDA or foreign regulatory authorities will accept our pre-clinical and/or clinical data.

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

If we experience an interruption in supply from a material sole source supplier, our business may be harmed

We acquire some our components and other raw materials from sole source suppliers. If there is an interruption in supply of our raw materials from a sole source supplier, there can be no assurance that we will be able to obtain adequate quantities of the raw materials within a reasonable time or at commercially reasonable prices. Interruptions in supplies due to pricing, timing, availability or other issues with our sole source suppliers could have a negative impact on our ability to manufacture products and product candidates, which in turn could adversely affect the development and commercialization of our Nanomedicine product candidates and  cause us to potentially breach our supply or other obligations under our agreements with certain other counterparties.

We are dependent on sole source suppliers to manufacture the API (active pharmaceutical ingredient) and certain other components of our Nanomedicine product candidates.  There are no assurances that these sole source suppliers will enter into supply agreements with us to provide contractual assurance to us around supply and pricing. Regardless whether a sole source supplier enters into a written supply arrangement with us, such supplier could still delay, suspend or terminate supply of raw materials to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, bankruptcy or insolvency, or other occurrences.

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

Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain, and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We compete for talent with numerous companies, as well as universities and non-profit research organizations.  In the future, we may hire a significant number of scientists, quality and regulatory personnel, and other technical staff with the requisite expertise to support and expand our Nanomedicine business. The manufacturing of our oncology drug assets is a highly complex process that requires significant experience and know-how. If we are unable to attract personnel with the necessary skills and experience to reestablish and expand our Nanomedicine business, which is currently conducted out of our San Antonio, Texas facility, our business could be harmed.

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations, and maintain a cohesive and stable environment. In particular, we are highly dependent on our executive officers, especially Marc Hedrick, M.D., our Chief Executive Officer.  Given his leadership, extensive technical, scientific and financial expertise and management and operational experience, Dr. Hedrick would be difficult to replace. Consequently, the loss of services of Dr. Hedrick or any other executive officer could result in product development delays or the failure of our collaborations with current and future collaborators, which, in turn, may hurt our ability to develop and commercialize products and generate revenues.  We have not entered into any employment agreements with our executive officers or key personnel, nor do we maintain key man life insurance on the lives of any of the members of our senior management. The loss of key personnel for any reason or our inability to hire, retain, and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.

Our restructuring activities may not be successful, and our restructuring activities may cause uncertainty regarding the future of our business and may adversely impact employee hiring and retention, our stock price and our results of operations and financial condition.

On July 1, 2019, we announced a corporate restructuring, including reducing combined staffing in our Texas and California facilities by 46% overall, reducing our office space in San Diego, California and streamlining and outsourcing our operations to better focus on our drug pipeline, and in particular DocePLUS, in order to extend our cash resources. As a result, we expect to incur a restructuring charge of approximately $0.1 million in connection with one-time employee termination costs, including severance and other benefits, which costs are expected to be incurred primarily in the third quarter of 2019. We are not yet able to make a determination of each other major type of cost associated with the restructuring. The estimates of costs that we expect to incur and the timing thereof are subject to a number of assumptions and actual results may differ from initial estimates.

Our ability to achieve the anticipated benefits, including the anticipated cost savings, of our restructuring activities within expected timeframes is subject to many estimates, assumptions and uncertainties. Additional restructuring or reorganization activities may also be required in the future, which could further increase the risks associated with these activities. There is no assurance that we will successfully implement, or fully realize the anticipated impact of, our restructuring or execute successfully on our restructuring plan, in the timeframes we desire or at all. If we fail to realize the anticipated benefits from these measures, or if we incur charges or costs in amounts that are greater than anticipated, our financial condition and operating results may be adversely affected. Additionally, our restructuring efforts, including a significant reduction in our employee headcount, may disrupt our staff and our business, and we may not be successful, or as successful, in advancing our existing Nanomedicine candidates, or in discovering or developing new Nanomedicine candidates as a result of lower staffing levels and potential reductions in our spending on these programs due to the restructuring.

The changes and potential changes to our operations and the workforce reduction measures as a result of the restructuring, may introduce uncertainty regarding our prospects and may result in disruption of our business. As a result of these actions, we incurred significant expenses and charges, including the approximately $570,000 charge incurred as a result of restructuring and cancelation of our San Diego headquarters lease announced on February 2018, and we may incur additional expenses and charges related to these actions. In addition, these changes and measures could distract our employees, decrease employee morale and make it more difficult to retain and hire new talent, and harm our reputation. These changes and activities caused our stock price to decline and may cause it to further decline in the future. As a result of these or other similar risks, our business, results of operations and financial condition may be adversely affected.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

The clinical use of our product candidates exposes us to the risk of product liability claims. This risk exists even if a product or product candidate is approved for commercial sale by applicable regulatory authorities and manufactured in facilities regulated by such authorities. Our product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our product candidates could result in injury to a patient or even death. For example, DoxoPLUS is cytotoxic, or toxic to living cells, and, if incorrectly or defectively manufactured or labeled, or incorrectly dosed or otherwise used in a manner not contemplated by its label, could result in patient harm and even death. In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury.

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

We have obtained product liability insurance coverage for clinical trials with a $10 million per occurrence and annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer.  Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects.  A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and have a material adverse effect on our business, results of operations, financial condition and prospects.

Risks Relating to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property.  It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our success depends in part on our ability to obtain and maintain patent, trademark and trade secret protection of our platform technology and current product candidates, including but not limited to our Nanomedicine product candidates, including DoxoPLUS and DocePLUS, as well as successfully defending our intellectual property against third-party challenges.  Our ability to stop unauthorized third parties from making using selling, offering to sell or importing our platform technology and/or our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.  For example:

•	we, or Azaya, as the case may be, might not have been the first to file patent applications for the covered inventions;
•	it is possible that our pending patent applications will not result in issued patents;
•	it is possible that there are dominating patents to our products of which we are not aware;
•	it is possible that there are prior public disclosures that could invalidate our patents, of which we are not aware;
•	it is possible that others may circumvent our patents;
•	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
•	the claims of our patents or patent applications, if and when issued, may not cover our system or products, or our system or product candidates;
•

our owned or in-licensed issued patents may not provide us with any competitive advantages, or may be narrowed in scope, be held invalid or unenforceable as a result of legal administrative challenges by third parties;

•	others may be able to make or use compounds that are the same or similar to the DocePLUS product but that are not covered by the claims of our patents;

•

we may not be able to detect infringement against our patents, which may be especially difficult for manufacturing processes or formulation patents, such as the patents/applications related to DocePLUS;

•	the API in DoxoPLUS and DocePLUS are commercially available in generic drug products;
•	we may not develop additional proprietary technologies for which we can obtain patent protection; or
•	the patents of others may have an adverse effect on our business.

The patent positions of pharmaceutical, biopharmaceutical and medical device companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States. There have been recent changes regarding how patent laws are interpreted, and both the U.S. Patent and Trademark Office, or the USPTO, and Congress have recently made significant changes to the patent system. There have been three U.S. Supreme Court decisions that now show a trend of the Supreme Court which is distinctly negative on patents. The trend of these decisions along with resulting changes in patentability requirements being implemented by the USPTO could make it increasingly difficult for us to obtain and maintain patents on our products. We cannot accurately predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents and/or the patents and applications of our collaborators and licensors. The patent situation in these fields outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license or third-party patents.

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

Our intellectual property related to Nanomedicine was acquired from Azaya.  As DoxoPLUS is a generic drug, we did not acquire any patents related to DoxoPLUS.  We acquired two issued patents and one patent application related to DocePLUS from Azaya, and intend to file additional patent applications around our DocePLUS product candidate.  There is no guaranty that any patent applications we file on DocePLUS will issue, or if issued, that we will be to use and enforce these patents as an effective component of our intellectual property strategy.

Failure to obtain or maintain patent protection or protect trade secrets, for any reason (or third-party claims against our patents, trade secrets, or proprietary rights, or our involvement in disputes over our patents, trade secrets, or proprietary rights, including involvement in litigation), could have a substantial negative effect on our results of operations and financial condition.

Risks Relating to the Securities Markets and an Investment in Our Stock

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

On August 28, 2018, we received a written notice from Nasdaq staff indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 25, 2019, in which to regain compliance. We were also granted an additional compliance period of 180 calendar days, or until August 26, 2019, in which to regain compliance after meeting the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and providing notice to Nasdaq staff of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must have been at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period. In August 2019, we consummated a 1-for-50 reverse stock split pursuant to which the minimum bid price of our common stock rose above $1.00. If the closing bid price of our common stock remains above $1.00 per share, we expect to regain compliance with the minimum bid price requirement on August 19, 2019.  However, based on our stockholders’ deficit of $6.3 million as of June 30, 2019, we will not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million, and we expect to receive written notice from Nasdaq staff to that effect following the filing of this Quarterly Report on Form 10-Q.  In addition, as of June 30, 2019, we do not meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations.  We intend to evaluate various courses of action to regain compliance with Nasdaq Listing Rule 5550(b)(1) within the compliance period specified by Nasdaq.  However, there can be no assurance that we will be able to regain compliance within such compliance period.

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

Absence of a public trading market for our Series S warrants may limit the ability to resell the Series S warrants.

Our Series S warrants, or PSTVZ Warrants, are listed for trading on Nasdaq under the symbol “PSTVZ,” but there can be no assurance that a robust market will exist for the PSTVZ Warrants. Even if a market for the PSTVZ Warrants does develop, the price of the PSTVZ Warrants may fluctuate and liquidity may be limited. If the PSTVZ Warrants cease to be eligible for continued listing on Nasdaq, or if the market for the PSTVZ Warrants does not fully develop (or subsequently weakens), then holders of the PSTVZ Warrants may be unable to resell the PSTVZ Warrants or sell them only at an unfavorable price for an extended period of time, if at all. Future trading prices of the PSTVZ Warrants will depend on many factors, including:

•	our operating performance and financial condition;
•	our ability to continue the effectiveness of the registration statement covering the PSTVZ Warrants and the common stock issuable upon exercise of the PSTVZ Warrants;
•	the interest of securities dealers in making and maintaining a market; and
•	the market for similar securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

(previously known as Cytori Therapeutics, Inc.)

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

2.1	Asset and Share Sale and Purchase Agreement, dated as of April 19, 2019, by and between Cytori Therapeutics, Inc. and Seijirō Shirahama.(1)		8-K	001-34375 Exhibit 2.1	04/23/2019

3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended.		8-K	001-34375 Exhibit 3.1	07/29/2019

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended.		8-K	001-34375 Exhibit 3.1	08/06/2019

3.4	Amended and Restated Bylaws of Cytori Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	07/29/2019

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	10/08/2014

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/10/2016

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/23/2018

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

10.1	Seventh Amendment to Loan and Security Agreement, effective as of April 24, 2019, by and between Cytori Therapeutics, Inc. and Oxford Finance, LLC	X

10.2	Eighth Amendment to Loan and Security Agreement, effective as of July 15, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC	X

10.3	2014 Equity Incentive Plan of Plus Therapeutics, Inc., as Amended and Restated	X

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*

This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 15, 2019		Marc H. Hedrick
President & Chief Executive Officer
(principal executive and financial officer)