Form 10-K/A
period 2019-12-31
PLUS THERAPEUTICS, INC.
filed 2020-04-29
CIK 1095981

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) originally filed on March 30, 2020 (the “Original Filing”) by Plus Therapeutics, Inc., a Delaware corporation (“Plus,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019, and to update certain of the information included in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15(b) of the 2019 Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and certain biographical information about our directors, including each director’s business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the directors’ experiences, qualifications, attributes, or skills are set forth below.

Directors

Howard Clowes. Mr. Clowes has served on our Board since April 1, 2020.   From January 2005 until he retired as a lawyer in December 2018, Mr. Clowes was a partner in the law firm DLA Piper (US) LLC. From 1982 until the formation of DLA Piper in 2015, he was an associate and then a partner in the predecessor firms of DLA Piper, holding various management positions, including serving on its board of directors. Mr. Clowes currently serves on the Board of D-Rev and as Chair of its Governance Committee.  D-Rev is a nonprofit product development company focused on the needs of the poor that designs and delivers affordable health technologies.  Mr. Clowes served on the board of the Law Foundation of Silicon Valley from 2008 until December 2018, serving during that period in positions including President of the Board, and Chair of a Strategic Planning and CEO Search Committee.   Since 2017, Mr. Clowes has served as a Lecturer at U.C. Berkeley’s Berkeley School of Law, teaching a course in International Business Negotiations.   Mr. Clowes earned his J.D. at U.C. Berkeley and his B.A. in Psychology at U.C. Santa Barbara. We believe Mr. Clowes qualifications to sit on the Board of Directors include his extensive experience as a lawyer advising boards of Directors and their audit, compensation and governance committees on a wide range of matters, his experience with a wide range of transactions, and his experience serving on various boards of directors.

An van Es-Johansson. Dr. An van Es-Johansson has served on our Board since January 1, 2020. Dr. Es-Johansson has served as the Chief Medical Officer for AlzeCure Pharma, a Swedish pharmaceutical company with a primary focus on Alzheimer’s disease since September 2018. From May 2005 to September 2018, Dr. van Es-Johansson served in a range of executive roles of increasing responsibility at Sobi, an international rare disease company headquartered in Stockholm, Sweden, including as Vice President and Head of EMENAR Medical Affairs for Specialty Care and Partner Products from March 2013 to January 2018. Prior to her time at Sobi, Dr. van Es-Johansson served in leadership positions within large pharmaceutical and smaller biotechnology companies, including Roche, Eli Lilly, Active Biotech, and BioStratum. From 2004 to 2016, she was a member of the Scientific Adboard for Uppsala Bio and currently serves on the board of directors at BioInvent International AB (NASDAQ OMX Stockholm), Medivir AB (NASDAQ Stockholm), Savara, Inc. (NASDAQ: SVRA) and privately held Agendia BV. Dr. van Es-Johansson received a M.D. from Erasmus University, Rotterdam, The Netherlands. We believe Dr. van Es-Johansson’s medical knowledge and experience in the pharmaceutical industry qualifies her to serve on the Board of Directors.

Richard J. Hawkins. Mr. Hawkins has served on our Board since December 2007 and as Chairman of our Board since January 2018.  In 1982, Mr. Hawkins founded Pharmaco, a clinical research organization, or CRO, that merged with the predecessor of PPD-Pharmaco in 1991 and is one of the largest CROs in the world today.  In 1992, Mr. Hawkins co-founded Sensus Drug Development Corporation, or SDDC, a privately-held company focused on the treatment of drugs to treat endocrine disorders, which developed and received regulatory approval for SOMAVERT®, a growth hormone antagonist approved for the treatment of acromegaly, which is now marketed by Pfizer, Inc., and he served as Chairman of SDDC until 2000.  In 1994, Mr. Hawkins co-founded Corning Biopro, a contract protein manufacturing firm, where he served on its board until Corning BioPro’s sale to Akzo-Nobel, N.V., a publicly-held producer of paints, coatings and specialty chemicals, in 2000.  In September 2003 Mr. Hawkins founded LabNow, Inc., a privately held company that develops lab-on-a-chip sensor technology, where he served as the Chairman and Chief Executive Officer until October 2009.  Mr. Hawkins has served on the board of SciClone Pharmaceuticals, Inc., a publicly-held specialty pharmaceutical company, from October 2004 through December 2017.  In February 2011, Mr. Hawkins became Chief Executive Officer, and is currently Chief Executive Officer, president and chairman of Lumos Pharma, Inc. (NASDAQ: LUMO). He has also served on the Presidential Advisory Committee for the Center for Nano and Molecular Science and Technology at the University of Texas in Austin, and was inducted into the Hall of Honor for the College of Natural Sciences at the University of Texas.  Mr. Hawkins is a member of the National Ernst & Young Entrepreneur of the Year Hall of Fame. Mr. Hawkins graduated cum laude with a B.S. in Biology from Ohio University, where he later received the Ohio University Konneker Medal, the highest award given to a faculty member or former student for entrepreneurial excellence.  We believe Mr. Hawkins’s qualifications to sit on our Board include his executive experience working with life sciences companies, his extensive experience in pharmaceutical research and development, his knowledge, understanding and experience in the regulatory development and approval process, and his service on other public company boards and committees.

Marc H. Hedrick, M.D. Dr. Hedrick joined the Company in October 2002 as Chief Scientific Officer. In May 2004, he was appointed as President of the Company and in April 2014 he was appointed as Chief Executive Officer. Dr. Hedrick has served as a member of our Board since joining the Company in October 2002.  Previously, Dr. Hedrick served in a number of executive leadership positions, including as President and Chief Executive Officer of Cytori Therapeutics, President and Chief Executive Officer of

StemSource, and Chief Scientific Officer and Medical Director of Macropore Biosurgery. Dr. Hedrick has also served as a board member for a number of public and private companies since 2000. Prior to his corporate career, Dr. Hedrick was Associate Professor of Surgery and Pediatrics at the University of California, Los Angeles. Dr. Hedrick’s academic research received both NIH funding as well as private and public capitalization and was widely acknowledged through scientific publications and the media.  Dr. Hedrick has a medical degree from The University of Texas Southwestern Medical School and a Master of Business Administration from The UCLA Anderson School of Management and is a trained general, vascular and plastic surgeon. We believe Dr. Hedrick’s qualifications to sit on our Board include his executive, financial, governance and operational leadership experience in medical and pharmaceutical product development. Furthermore, Dr. Hedrick has a first-hand experience as a physician, practicing general, vascular and craniofacial surgery.

Robert Lenk. Dr. Lenk has served on our Board since April 1, 2020. Since 2016, he has served as President of Lenk Pharmaceuticals, LLC, consulting to clients in the pharmaceuticals industry. Dr. Lenk co-founded the Liposome Company, in Princeton, New Jersey in 1981 which was later acquired by Elan Pharmaceuticals. After the Liposome Company went public, he co-founded Argus Pharmaceuticals in 1989 as Vice President of Research & Development, which later merged with two other companies to become Aronex Pharmaceuticals. In 1989, Dr. Lenk served as President and Chief Executive Officer of Therapeutics 2000, Inc. which was later sold to Coller Capital. Dr. Lenk joined Luna Innovations as President of the Nanoworks Division in 2004. After the parent company went public, he joined MediVector, Inc. as Chief Science Officer until starting his consulting business. He currently serves on the board of a PoP Biotechnology, a private company. We believe Dr. Lenk’s broad experience in translating research candidates into products, especially in the fields of nanotechnology and liposomal drug products, brings valuable implementation skills to the Board. Dr. Lenk received both his PhD and BSc. from the Massachusetts Institute of Technology.

Greg Petersen. Greg Petersen has served on our Board since February 2020. Mr. Petersen is an accomplished executive and board member with more than 25 years of strategy, operations, finance and compliance leadership experience. His 10 years of board of directors experience includes his current roles as compensation committee chair and audit committee member of PROS Holdings, Inc. (NYSE: PRO), a software company, and as audit committee chair of Mohawk Group Holdings (NASDAQ: MWK), a consumer product manufacturing company. He previously also served on the boards of publicly traded companies Diligent Corporation (NZX: DIL), a software as a service company, from 2013 to 2016, and Piksel, Inc. (OTC US: PIKL), a video management software and services company, from 2012 to 2017.  During his career, Mr. Petersen has served as Executive Vice Chairman of Diligent Corporation and as Chief Financial Officer of Lombardi Software (now part of IBM) and Activant Solutions (now part of Epicor). He has also held executive positions at American Airlines and other corporations. Mr. Petersen has a BA from Boston College and an MBA from Duke University’s Fuqua School of Business.

Executive Officers; Directors

The following table shows information about our current executive officers and directors including their ages as of March 31, 2020:

Name	Age	Position(s)
Executive Officers
Marc H. Hedrick, M.D.	57	President, Chief Executive Officer and Director
Andrew Sims	47	Chief Financial Officer
Non-Employee Directors
Howard Clowes(1)(2)(3)	66	Director
An van Es-Johansson, MD(1)(3)	60	Director
Richard J. Hawkins	71	Chairman of the Board
Robert Lenk, PhD(3)	72	Director
Greg Petersen(1)(2)	57	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the governance and nominating committee.

The following presents biographical information for each of our executive officers listed in the table above, other than Dr. Hedrick whose information is presented above.

Andrew Sims. Mr. Sims joined us as Chief Financial Officer in February 2020. Prior to his appointment as our Chief Financial Officer, Mr. Sims held roles at several private equity-backed companies. Between 2012 and 2017, Mr. Sims was Chief Financial Officer of Amplify LLC, an advisory and management consulting services firm. Following his time at Amplify, Mr. Sims served as Chief Financial of Verbatim Support Services LLC, a litigation support company. His focus has been on mergers and acquisitions, integrations, corporate capitalization, and building out and managing teams to support global growth. Previously, Mr. Sims was Partner at Mazars, a global accounting, advisory, audit, tax and consulting firm. Working from both the Oxford, England and New York offices, Mr. Sims audited and advised global public clients, including a variety of healthcare companies, with average annual revenues in excess of $1 billion. Further, he was the lead partner on over 50 acquisitions ranging from $5 million to $4 billion in purchase price.  He is a Certified Public Accountant in the U.S. and a Chartered Accountant in England and Wales. Mr. Sims is a graduate of Buckingham University in the United Kingdom.

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics has been posted on our website at www.plustherapeutics.com. We intend to post amendments to this code, or any waivers of its requirements, on our website at www.plustherapeutics.com under Investor Relations – Corporate Governance, as permitted under SEC rules and regulations. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose on our website amendments to, or waivers from, our Code of Business Conduct and Ethics, in accordance with applicable laws and regulations

Board Committees

The Board has standing audit, compensation, and governance and nominating committees.  All members of the compensation committee, audit committee, and governance and nominating committee are independent directors under the applicable SEC and Nasdaq rules.

Compensation Committee

The compensation committee currently consists of Mr. Petersen and the compensation committee chair, Mr. Clowes.   Each of the members of our compensation committee is independent, as defined by Nasdaq, and is a “non-employee director” as defined by rule 16b-3(b)(3)(i) of the Exchange Act.  The Committee Chair is responsible for setting the Committee’s calendar and meeting agenda.  The charter of the compensation committee has been established and approved by the Board, and a copy of the charter has been posted on our website at www.plustherapeutics.com under Investor Relations – Corporate Governance.

The functions of the compensation committee include, among other things:

•	developing and implementing compensation programs for our executive officers and other employees, subject to the discretion of the full Board;
•	establishing base salary rates, benefits and other compensation matters for each of our officers;
•	administering our equity compensation plans;
•	reviewing the relationship between our performance and our compensation policies and assessing any risks associated with such policies;
•

reviewing and advising the Board on director compensation matters and on regional and industry-wide compensation practices and trends in order to assess the adequacy of our executive compensation programs; and

•

reviewing and discussing compensation related disclosures with management and making a recommendation to the Board regarding the inclusion of such disclosures in our annual proxy statement or Form 10-K, as applicable.

Our Chief Executive Officer attends some of the meetings of the compensation committee upon invitation, but does not participate in the executive sessions of the compensation committee or in any discussions regarding Chief Executive Officer compensation.

Audit Committee

Our audit committee currently consists of Mr. Clowes, Dr. Es-Johansson and the audit committee chair, Mr. Petersen.  The audit committee is comprised solely of independent directors, as defined by Nasdaq and applicable SEC rules and meet the qualifications for audit committee membership under the Nasdaq rules.  The Board has determined that Mr. Petersen is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.  The charter of the audit committee has been established and approved by the Board, and a copy of the charter has been posted on our website at www.plustherapeutics.com under Investor Relations – Corporate Governance.

The functions of the audit committee include, among other things:

•	independently assessing the effectiveness of our internal controls over financial reporting;
•	review management’s and our independent auditor’s report on their assessment of the effectiveness of internal control over financial reporting as of the end of each fiscal year;
•	selecting our auditors and reviewing the scope of the annual audit;
•	resolving any disagreements between management and the auditor regarding financial reporting;
•	approving the audit fees and non-audit fees to be paid to our auditors;
•	reviewing our financial accounting controls with the staff and the auditors;
•	reviewing and monitoring management’s enterprise risk management assessment;
•

reviewing and discussing with management and the auditor, our audited financial statements including our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	reviewing our earnings press releases as well as financial information and earnings guidance provided to analysts and rating agencies;
•	reviewing and approving our annual budget; and
•	reviewing all related person transactions which are required to be reported under applicable SEC regulations.

Governance and Nominating Committee

Our governance and nominating committee currently consists of Mr. Clowes, Dr. Lenk and the governance and nominating committee chair, Dr. Es-Johansson.  The governance and nominating committee is comprised solely of independent directors, as defined by Nasdaq.  The charter of the governance and nominating committee has been established and approved by the Board, and a copy of the charter has been posted on our website at www.plustherapeutics.com under Investor Relations – Corporate Governance.

The functions of the governance and nominating committee include, among other things:

•	analyzing the expertise and experience of the Board and ensuring the membership of the Board consists of persons with sufficiently diverse and independent backgrounds;
•	identifying, recruiting, evaluating and recommending to the Board individuals qualified to become members of the Board;
•	reviewing the Board committee structure and recommend to the Board changes to such structure;
•	reviewing and reassessing the adequacy of our Corporate Governance Guidelines and recommending any proposed changes;
•	overseeing the annual self-evaluations of the Board and Board committees;
•	reviewing and discussing with management disclosures in our annual proxy statement regarding director independence; and
•	overseeing succession planning and processes for our Chief Executive Officer.

Item 11. Executive Compensation.

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

Director Compensation

Our Board, following the compensation committee’s recommendation, has approved the compensation of our non-employee directors, as described below. The compensation committee believes that our non-employee director compensation remains aligned with director compensation practices at our peer companies while considering the ongoing cash constraints of the Company.

The cash component of our non-employee director compensation is as follows:

•	$40,000 annual cash retainer for Board members;
•	$30,000 annual cash retainer for the Chairman of the Board;
•	$25,000 annual cash retainer for the Chairman of the audit committee;
•	$15,000 annual cash retainer for the Chairman of our compensation committee
•	$10,000 annual cash retainer for the Chairman of our governance and nominating committee; and
•	$5,000 annual cash retainer for each non-Chairman committee member.

Each new director also receives an initial option grant, upon commencement of services, to purchase 40,000 shares of our common stock, vesting over two years in equal, annual installments as measured from the grant date.

2019 Director Compensation

The following table summarizes director compensation awarded to, earned by or paid to our non-employee directors who served on our Board during fiscal year 2019:

Director Name(1)	Fees Earned or Paid in Cash	Total
Richard J. Hawkins, Chairman	$52,500	$52,500
Gregg Lapointe(2)	47,500	47,500
Gary Lyons(3)	942	942
Ronald A. Martell(4)	47,500	47,500

(1)

Dr. Hedrick is not included in this table as he is our chief executive officer and receives no extra compensation for his service as a director. The compensation received by Dr. Hedrick in his capacity as our chief executive officer is set forth in the 2019 Summary Compensation Table and further described in the “Narrative Disclosures to Summary Compensation Table.”

(2)	Mr. Lapointe resigned from the Board in January 2020.
(3)	Mr. Lyons resigned from the Board in January 2019.
(4)	Mr. Martell resigned from the Board in December 2019.

Executive Compensation

Our named executive officers, or NEOs, for fiscal year 2019 are:

•	Marc H. Hedrick, M.D., our President and Chief Executive Officer; and
•	Tiago M. Girão, our former Chief Financial Officer and Senior Vice President of Operations.

Investors are encouraged to read the compensation discussion below in conjunction with the compensation tables and related notes, which include more detailed information about the compensation of our NEOs for 2019 and 2018.

2019 Summary Compensation Table

The following table sets forth information concerning compensation earned during 2018 and 2019 for services rendered to us by our NEOs.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	All Other Compensation(2)	Total
Marc H. Hedrick, M.D., President and Chief Executive Officer	2019	$510,000	$350,625	$6,803	$867,428
	2018	510,000	98,175	6,803	614,978
Tiago M. Girão(3), Former Chief Financial Officer and SVP of Operations	2019	108,629	—	582	109,211
	2018	309,000	43,260	2,327	354,587

(1)	The amounts in this column represent annual performance‑based bonuses for 2019 and 2018.
(2)	This column includes life insurance premiums paid by the Company for each of the named executive officer.
(3)	Mr. Girão resigned from the Company effective March 31, 2019.

Narrative Disclosures to Summary Compensation Table

In the process of determining compensation for our NEOs, the compensation committee considers the current financial position of the Company, the strategic goals of the Company, and the performance of each of our NEOs. The Committee retained Larry Setren & Associates in February 2020, to perform an independent compensation review and to provide compensation research, analysis and recommendations. In addition, from time to time, the compensation committee considers the various components (described below) of our compensation program for executives in relation to compensation paid by other public companies, compensation data from Radford Global Life Sciences Survey and BIOCOM Total Rewards Survey, their historical review of all executive officer compensation, and recommendations from our Chief Executive Officer (other than for his own salary). From time to time, the compensation committee also engages the services of outside compensation consultants. The compensation committee has the sole authority to select, compensate and terminate its external advisors.

The compensation committee utilizes the following components of compensation (described further below) to strike an appropriate balance between promoting sustainable and excellent performance and discouraging any excessive risk-taking behavior:

•	Base salary;
•	Annual long-term equity compensation;
•	Personal benefits and perquisites; and
•	Acceleration and severance agreements tied to changes on control of the Company.

Base Salaries

None of our NEOs received base salary increases for 2019.

Annual Bonuses

Target bonuses are reviewed annually and established as a percentage of the executives’ base salaries, generally based upon seniority of the officer and targeted at or near the median of the peer group (with reference to our corporate compensation philosophy) and relevant survey data (including the Radford Global Life Sciences Survey and BIOCOM Total Rewards Survey). Each year, the compensation committee establishes corporate and individual objectives and respective target percentages, taking into account recommendations from our Chief Executive Officer as it relates to executive positions other than the Chief Executive Officer’s compensation. Our Chief Executive Officer’s target bonus is set by the compensation committee to align entirely with our overall corporate objectives. After each fiscal year-end, our Chief Executive Officer provides the compensation committee with a written evaluation showing actual performance as compared to corporate and/or individual objectives, and the compensation committee uses that information, along with the overall corporate performance, to determine what percentage of each executive’s bonus target will be paid out as a bonus for that year. Overall, the compensation committee seeks to establish the corporate and individual functional goals to be highly challenging yet attainable.

To be eligible for the 2019 bonus, our NEOs are required to remain in employment until the distribution of such bonus. Because Mr. Girão’s employment with the Company ended during the 2019 year, he was not eligible for a 2019 bonus. For 2019, the general corporate goals approved by the Board (upon recommendation of the compensation committee for purposes of executive compensation) were determined by the compensation committee to account for 125% of the target cash bonus amount payable to Chief Executive Officer, Dr. Hedrick. The Company’s general corporate objectives included clinical, financial and operational objectives (including the pipeline expansion goals); the achievement of certain year-end cash objectives, revenue goals and business development objectives; and various operational objectives.

Dr. Hedrick’s target bonuses for 2019 as a percentage of base salary was 55% (unchanged from 2018). In January 2020, the compensation committee evaluated our achievement and results in 2019 as compared to the overall the corporate and individual objectives for Dr. Hedrick and the results are tabulated in the table below:

Officer and Position(2)	Target Bonus as a % of Salary	% of Target Bonus Awarded	Bonus Awarded as a % of Salary	Amount of 2019 Bonus Payable in 2020(1)
Marc H. Hedrick, M.D.	55.00%	125.00%	68.75%	$350,625
President & Chief Executive Officer

(1)	The 2019 bonus amounts are payable in 2020.
(2)	Since Mr. Girão’s employment with the Company ended prior to the distribution of the 2019 bonus, he was not eligible to receive any bonus for the 2019 year.

The target bonuses (as a percentage of base salary) for Dr. Hedrick for fiscal year 2020 remain unchanged from the 2019 target bonuses described above.

Long-Term Equity Compensation

We designed our long-term equity grant program to further align the interests of our executives with those of our stockholders and to reward the executives’ longer-term performance. Historically, the compensation committee has granted individual option grant awards, although from time-to-time, to further increase the emphasis on compensation tied to performance, the compensation committee may grant other equity awards as allowed by the 2014 Equity Incentive Plan. The compensation committee grants stock options, restricted stock, restricted stock units and similar equity awards permitted under our plans based on its judgment as to whether the complete compensation packages to our executives, including prior equity awards, are appropriate and sufficient to retain and incentivize the executives and whether the grants balance long-term versus short-term compensation. The compensation committee also considers our overall performance as well as the individual performance of each of our NEOs, and the potential dilutive effect of restricted stock awards, and the dilutive and overhang effect of the equity grant awards, and recommendations from the Chief Executive Officer (other than with respect to his own equity awards).

Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.

No option awards were awarded to our NEOs during the years ended December 31, 2019 and 2018.

Personal Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts, 401(k), and an Employee Stock Purchase Program (the “ESPP”). These plans are available to all full-time employees. In keeping with our philosophy to provide total compensation that is competitive within our industry, we offer limited personal benefits and perquisites to executive officers that include supplemental long-term disability insurance. You can find more information on the amounts paid for these perquisites to or on behalf of our NEOs in our 2019 Summary Compensation Table.

Outstanding Equity Awards at December 31, 2019

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2019.

Name	Option Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable(3)	Number of Securities Underlying Unexercised Options (#) Un- Exercisable (2)(3)	Option Exercise Price ($)(3)	Option Expiration Date
Marc H. Hedrick, M.D., President and Chief Executive Officer	2/5/2010	14	—	$50,325	2/5/2020
	1/27/2011	7	—	41,775	1/27/2021
	1/26/2012	15	—	25,800	1/26/2022
	1/31/2013	24	—	20,550	1/31/2023
	1/31/2013	12	—	37,500	1/31/2023
	4/11/2014	38	—	17,850	4/11/2024
	8/21/2014	13	—	10,500	8/21/2024
	1/30/2015	32	—	3,600	1/30/2025
	1/04/2016	109	2	1,404	1/04/2026
	3/08/2017	132	63	775	3/08/2027
Tiago M. Girão(4)	—	—	—	—	—

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options.
(2)

Unless otherwise provided, unvested stock options are subject to four-year vesting (from the grant date), and all stock options have a contractual term of 10 years from the date of grant. Awards presented in this table contain one of the following two vesting provisions:

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

(3)

We consummated a 1-for-15 reverse stock split in May 2016, a 1-for-10 reverse stock split in May 2018 and a 1-for-50 reverse stock split in August 2019.  The amounts set forth in this column reflect these three reverse stock splits.

(4)	Mr. Girão’s resigned from the Company effective March 31, 2019. As of December 31, 2019, Mr. Girao did not have any outstanding options.

Agreements with Our Named Executive Officers and our Chief Financial Officer and Potential Payments Upon Termination or Change of Control

Below are descriptions of the employment agreements and offer letter agreements with our named executive officers and current chief financial officer.  The agreements with our current executive officers generally provide for at-will employment and set forth the executive officer’s initial base salary and eligibility for employee benefits.

Agreement with Marc H. Hedrick, M.D.

On March 11, 2020, we entered into an Executive Employment Agreement (the “Hedrick Employment Agreement”) with Dr. Hedrick. Pursuant to the terms of the Hedrick Employment Agreement, Dr. Hedrick receives an initial annual base salary of $510,000 and is eligible to receive an initial annual target bonus of 55% of his base salary. Dr. Hedrick is also eligible to participate in, subject to applicable eligibility requirements, all of our benefit plans and fringe benefits and programs that may be provided to our executives from time to time.

Agreement with Andrew Sims

On March 11, 2020, we entered into an Executive Employment Agreement (the “Sims Employment Agreement” and, together with the Hedrick Employment Agreement, the “Executive Employment Agreements”) with Mr. Sims. Pursuant to the terms of the Sims Employment Agreement, Mr. Sims receives an initial annual base salary of $260,000 and is eligible to receive an initial annual target bonus of 30% of his base salary. Mr. Sims is also eligible to participate in, subject to applicable eligibility requirements, all of our benefit plans and fringe benefits and programs that may be provided to our executives from time to time.

Potential Payments upon Termination or Change of Control

Pursuant to the Executive Employment Agreements, in the event of a Change of Control, if Dr. Hedrick or Mr. Sims is terminated within twelve months of such Change of Control (such terminated individual, as applicable, a “Terminated Executive”) and so long as the Terminated Executive executes a release agreement with the Company, and subject to applicable withholdings, the Terminated Executive would be entitled to receive (a) cash severance in an amount equal to 18 months of the Terminated Executive’s then-current base salary, (b) an amount equal to the Terminated Executive’s target bonus for the year in which he is so terminated, and (c) an amount equal to the 18 months’ worth of total premium payments for continuation coverage pursuant to COBRA.

Under the Executive Employment Agreements, “Change in Control” has the meaning given to such term in clauses (i) and (ii) of Section 2.1(h) of the Company’s 2014 Equity Incentive Plan, as in effect on the date thereof; provided that in no event shall an issuance of securities by the Company for financing purposes be deemed a Change in Control for purposes of the employment agreements. Notwithstanding the foregoing, to the extent required by Section 409A of the Code, if a Change in Control would give rise to a payment or benefit event with respect to any payment or benefit hereunder that constitutes “nonqualified deferred compensation,” the transaction or event constituting the Change in Control must also constitute a “change in control event” (as defined in Treasury Regulation §1.409A-3(i)(5)) in order to give rise to the payment or benefit, to the extent required by Section 409A of the Code.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of ours.  None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of our common stock as of March 31, 2020 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each director, (c) our Chief Executive Officer and our former Chief Financial Officer who constitute our named executive officers and (e) all current directors and executive officers as a group.

We believe, based on information provided to us or based on filings with the SEC, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

A total of 3,880,588 shares of our common stock were issued and outstanding as of March 31, 2020.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned(2)	Number of Shares of Common Stock Subject to Awards/Warrants Exercisable Within 60 Days of March 31, 2020(3)	Total Number of Shares of Common Stock Beneficially Owned(4)	Percent Ownership
Greater than 5% Stockholders:
Hudson Bay Capital Management LP(5)	—	418,488	418,488	9.7%
Intracoastal Capital, LLC(6)	—	408,584	405,584	9.5%
Named Executive Officers and Directors:
Marc H. Hedrick, M.D.	167	2,255	2,422	*
Tiago Girão(7)	28	—	28	*
Howard Clowes	—	—	—	*
An van Es-Johansson	—	—	—	*
Richard J. Hawkins	17	242	259	*
Gregg Lapointe	—	—	—	*
Robert P. Lenk	—	—	—	*
All current executive officers and directors as a group (7 persons)	184	2,497	2,681	*

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of March 31, 2020.
(1)	Unless otherwise indicated, the address of each of the individuals is c/o Plus Therapeutics, Inc., 4200 Marathon Blvd. Suite 200, Austin, TX 78756.
(2)	Unless otherwise indicated, represents shares of outstanding common stock owned by the named parties as of March 31, 2020.
(3)

Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days of March 31, 2020 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person or group.

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

(5)

Based solely on information reported on a Schedule 13G filed by Hudson Bay Capital Management LP and Sander Gerber (together, “Hudson”) on February 7, 2020. Mr. Gerber serves as the managing member of the general partner of Hudson Bay Capital Management LP. The principal business address of Hudson is 777 Third Avenue, 30th Floor, New York, NY 10017.

(6)

Based solely on information reported on a Schedule 13G/A filed by Mitchel P. Kopin, Daniel B. Asher and Intracoastal Capital, LLC (“Intracoastal Capital” and, together with Mr. Kopin and Mr. Asher, “Intracoastal”) on February 11, 2020. The principal business address of Intracoastal Capital and Mr. Kopin is 245 Palm Trail, Delray Beach, Florida 33483. The principal business address of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.

(7)	Mr. Girão resigned as Chief Financial Officer effective March 31, 2019.

Equity Compensation Plan Information

The following table gives information as of December 31, 2019 about shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights and shares remaining available for issuance under all of our equity compensation plans:

Plan Category	Number of securities to be Issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by security holders(1)	783	$5,728.06	30
Equity compensation plans approved by security holders(2)	1,082	$975.65	99,699
Total	1,865	$2,968.22	99,729

(1)

Represents (i) options outstanding that were issued under the 2004 Stock Option and Stock Purchase Plan which expired in August 2004 and (ii) the 2015 New Employee Incentive Plan. For more information, see “Material Features of the Amended and Restated 2015 New Employee Incentive Plan” provided in our annual report on Form 10-K which we filed on March 30, 2020.

(2)

Consists of our 2014 Equity Incentive Plan.  See Notes to the Consolidated Financial Statements included with our annual report on Form 10-K which we filed on March 30, 2020 for a description of our 2014 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

We have adopted a Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.”  For purposes of our policy only, a “related person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant, or director are not considered related person transactions under this policy. A related person is any executive officer, director or a holder of more than 5% of any class of our voting securities (including our common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of the proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our Board) for review.  To identify related person transactions in advance, we rely on information supplied by our executive officers, directors, and certain significant stockholders.  In considering related person transactions, our audit committee considers the relevant available facts and circumstances, which may include, but not limited to:

•	the risks, costs, and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties.

Our audit committee will approve only those transactions that it determines are fair to us and in our best interests.  All of the transactions described above were entered into prior to the adoption of such policy.

The following includes a summary of any related party transactions since January 1, 2019 to which we have been a party.  We also describe below certain other transactions with our directors, executive officers and 5% stockholders. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unaffiliated third parties.

Director and Officer Indemnification

Our amended and restated certificate of incorporation, as amended, and our amended and restated bylaws, as amended, provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law.

Stock Option Grants to Executive Officers and Directors

We have entered into employment agreements with our executive officers pursuant to which we pay our executive officers annual salaries and bonuses as more fully described above under “Executive Compensation”. Further, we have granted stock options to our executive officers and non-employee directors as more fully described above under “Director Compensation”

Board Independence

The Board has determined that Mr. Clowes, Dr. Es-Johansson, Mr. Hawkins, Dr. Lenk and Mr. Petersen are “independent” under the rules of the Nasdaq Stock Market.  Under applicable SEC and Nasdaq rules, the existence of certain “related person” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. The Board has therefore deemed Dr. Hedrick, our President and Chief Executive Officer, as not independent, as a result of his employment with us during his tenure as one of our directors.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

On July 12, 2016, the audit committee appointed BDO USA, LLP, or BDO, as our independent registered public accounting firm for the fiscal year ending December 31, 2016, subject to completion of its standard client acceptance procedures (which were subsequently completed).  Additionally, the audit committee appointed BDO as our independent public accounting firm for the fiscal years ending December 31, 2017, December 31, 2018 and December 31, 2019. The decision to engage BDO as our independent registered public accounting firm was recommended by the audit committee and approved by the Board.

The audit committee reviews and must pre-approve all audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged by it for such services.  No fees charged by BDO during 2019 were approved under the Regulation S-X Rule 2.01(c)(7)(i)(C) exception to the pre-approval requirement.  In its review of non-audit service fees, the audit committee considers, among other things, the possible impact of the performance of such services on the accounting firm’s independence.

The following table shows the aggregate fees paid or accrued by us for the audit and other services provided by BDO for fiscal years ended December 31, 2019 and 2018.

	Fiscal Year Ended December 31,
	2019	2018
Audit Fees (1)	$383,000	$384,000
Audit Related Fees (2)	-	-
Tax Fees (3)	34,000	33,000
Total	$417,000	$417,000

(1)

Audit fees consist of fees for professional services performed by BDO USA, LLP for the audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2019 and review of financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees consist of fees for assurance and related services, performed by BDO USA, LLP that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services performed by BDO USA, LLP with respect to tax compliance, tax advice, tax consulting and tax planning.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
2.1	Asset and Equity Purchase Agreement, dated as of March 29, 2019, by and among Cytori Therapeutics, Inc., Lorem Vascular Pte. Ltd., and with respect to Section 6.06 only, Cytori Therapeutics, K.K.		8-K	001-34375 Exhibit 2.1	04/01/2019

2.2	Asset and Share Sale and Purchase Agreement, dated as of April 19, 2019, by and among Cytori Therapeutics, Inc. and Seijirō Shirahama.		8-K	001-34375 Exhibit 2.1	04/23/2019

3.1	Composite Certificate of Incorporate.		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	10/08/2014

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock,		8-K	001-34375 Exhibit 3.1	11/28/2017

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	07/25/2018

3.9	Amended and Restated Bylaws of Plus Therapeutics, Inc.		10-Q	001-34375 Exhibit 3.2	07/29/2019

4.1	Description of Securities.		10-K	001-34375 Exhibit 4.1	03/30/2020

4.2	Form of Common Stock Certificate.		10-K	001-34375 Exhibit 4.33	03/09/2018

4.3	Form of Series S Warrant.		S-1/A	333-219967 Exhibit 4.27	10/03/2017

4.4	Series S Warrant Agent Agreement between Plus Therapeutics, Inc. and Broadridge Corporation Issuer Solutions, Inc.		S-1/A	333-219967 Exhibit 4.32	10/03/2017

4.5	Form of Series T Warrant.	POS AM	333-224502 Exhibit 4.28	07/09/2018

4.6	Form of Series T Warrant Agreement between Plus Therapeutics, Inc. and Broadridge Corporation Issuer Solutions, Inc.	POS AM	333-224502 Exhibit 4.36	07/09/2018

4.7	Form of Series U Warrant.	S-1/A	333-229485 Exhibit 4.37	09/16/2019

10.1+	Sale License Supply Agreement, dated July 30, 2013, by and between Plus Therapeutics, Inc. and Bimini Technologies LLC.	10-Q/A	001-34375 Exhibit 10.93	2/12/2014

10.2+	Amended and Restated License and Supply Agreement, dated January 30, 2014, by and between Plus Therapeutics, Inc. and Lorem Vascular Pty. Ltd.	8-K	001-34375 Exhibit 10.94	02/04/2014

10.3	Patent and Know-How License Agreement, dated March 29, 2020, by and between Plus Therapeutics, Inc. and NanoTx, Corp.	8-K	001-34375 Exhibit 10.1	03/30/2020

10.4	Registration Rights Agreement between Plus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated September 21, 2018.	8-K	001-34375 Exhibit 10.2	09/21/2018

10.5	Registration Rights Agreement between Plus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated December 22, 2016.	8-K	001-34375 Exhibit 10.2	12/29/2016

10.6	Common Stock Purchase Agreement, dated February 8, 2008, by and between Green Hospital Supply, Inc. and Plus Therapeutics, Inc.	8-K	000-32501 Exhibit 10.51	2/19/2008

10.7	Common Stock Purchase Agreement, dated December 6, 2010, by and among Plus Therapeutics, Inc. and Astellas Pharma Inc.	8-K	001-34375 Exhibit 10.76	12/09/2010

10.8+	Asset Purchase Agreement by and between Plus Therapeutics, Inc. and Azaya Therapeutics, Inc., effective January 16, 2017.	10-K	001-34375 Exhibit 10.40	03/24/2017

10.9	Loan and Security Agreement, dated May 29, 2015, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-Q	001-34375 Exhibit 10.4	08/10/2015

10.10	First Amendment to Loan and Security Agreement, dated September 20, 2017, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	S-1/A	333-219967 Exhibit 10.45	10/03/2017

10.11	Second Amendment to Loan and Security Agreement, dated June 19, 2018, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-Q	001-34375 Exhibit 10.3	08/14/2018

10.12	Third Amendment to Loan and Security Agreement, dated August 31, 2018, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	S-1	333-227485 Exhibit 10.51	09/21/2018

10.13	Fourth Amendment to Loan and Security Agreement dated December 31, 2018, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	S-1	333-229485 Exhibit 10.52	02/01/2019

10.14	Fifth Amendment to Loan and Security Agreement dated February 13, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-K	001-34375 Exhibit 10.55	03/29/2019

10.15	Sixth Amendment to Loan and Security Agreement dated March 4, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-K	001-34375 Exhibit 10.56	03/29/2019

10.16	Seventh Amendment to Loan and Security Agreement dated April 24, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-Q	001-34375 Exhibit 10.3	05/14/2019

10.17	Eight Amendment to Loan and Security Agreement dated July 15, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-Q	001-34375 Exhibit 10.2	08/15/2019

10.18	Ninth Amendment to Loan and Security Agreement, dated March 29, 2020 by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	8-K	011-34375 Exhibit 10.2	03/30/2020

10.19#	Employment Agreement between Marc Hedrick and Plus Therapeutics, Inc.	8-K	011-34375 Exhibit 10.1	03/12/2020

10.20#	Employment Agreement between Andrew Sims and Plus Therapeutics, Inc.	8-K	011-34375 Exhibit 10.2	03/12/2020

10.21#	2014 Equity Incentive Plan of Plus Therapeutics, Inc., as amended and restated.	10-Q	001-34375 Exhibit 10.3	08/15/2019

10.22#	Third Amendment to the Plus Therapeutics, Inc. 2014 Equity Incentive Plan, dated January 26, 2017.	10-K	001-34375 Exhibit 10.39	03/24/2017

10.23#	2015 New Employee Incentive Plan.	8-K	001-34375 Exhibit 10.1	01/05/2016

10.24#	First Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated Jan. 26, 2017	10-K	001-34375 Exhibit 10.42	03/24/2017

10.25#	Second Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated February 6, 2020.	10-K	001-34375 Exhibit 10.25	03/30/2020

10.26#	Form of Notice of Grant of Stock Option under the 2015 New Employee Incentive Plan.	S-8	333-210211 Exhibit 99.5	03/15/2016

10.27#	Form of Stock Option Agreement under the 2015 New Employee Incentive Plan.	S-8	333-210211 Exhibit 99.4	03/15/2016

10.28#	Form of Indemnification Agreement	8-K	001-34375 Exhibit 10.1	02/06/2020

10.29#	Form of Agreement for Acceleration and/or Severance.	10-K	001-34375 Exhibit 10.113	03/11/2016

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.	10-K	001-34375 Exhibit 23.1	03/30/2020

24.1	Power of Attorney.		10-K	001-34375 Exhibit 24.1	03/30/2020

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2020.		10-K	001-34375 Exhibit 31.1	03/30/2020

31.2

Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 30, 2020.

			10-K	001-34375 Exhibit 31.2	03/30/2020

31.3	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.4	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.		10-K	001-34375 Exhibit 32.1	03/30/2020

32.2	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.	X

+	Portions of this exhibit have been omitted and provided separately to the SEC pursuant to a request for confidential treatment.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2020	PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick, MD
Marc. H. Hedrick, MD
President & Chief Executive Officer