Form 10-Q
period 2020-03-31
PLUS THERAPEUTICS, INC.
filed 2020-05-14
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(737) 255-7194

(Registrant’s telephone number, including area code)

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

As of May 8, 2020, there were 4,111,357 shares of the registrant’s common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	PSTV	Nasdaq Capital Market

PLUS THERAPEUTICS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that may be deemed “forward-looking statements” within the meaning of U.S. securities laws.  All statements in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements may be identified by terms such as “intend,” “expect,” “believe,” “anticipate,” “will,” “should,” “would,” “could,” “may,” “designed,”, “potential,” and similar expressions, or the negative of such expressions. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements regarding: our anticipated expenditures, including research and development, sales and marketing, and general and administrative expenses; the potential size of the market for our products; future development and/or expansion of our products and therapies in our markets; our ability to generate product or development revenues and the sources of such revenues; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; and the potential enhancement of our cash position through development, marketing, and licensing arrangements. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our need and ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation,  competition within the regenerative medicine field, and the ong COVID-19 pandemic. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and under “Part II, Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q.  These risks and uncertainties that could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.  We encourage you to read these risks carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of March 31, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$16,061	$17,552
Accounts receivable	978	1,169
Restricted cash	—	40
Inventories, net	107	107
Other current assets	551	957
Total current assets	17,697	19,825

Property and equipment, net	2,096	2,179
Operating lease right-of-use assets	744	781
Other assets	58	72
Goodwill	372	372
Total assets	$20,967	$23,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,670	$3,279
Operating lease liability	136	147
Term loan obligations, net of discount	11,182	11,060
Total current liabilities	14,988	14,486

Other noncurrent liabilities	8	8
Noncurrent operating lease liability	624	646
Warrant liability	5,262	6,929
Total liabilities	20,882	22,069

Commitments and contingencies (Notes 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,959 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 3,880,588 shares issued and outstanding at March 31, 2020 and December 31, 2019	4	4
Additional paid-in capital	426,438	426,426
Accumulated deficit	(426,357)	(425,270)
Total stockholders’ equity	85	1,160
Total liabilities and stockholders’ equity	$20,967	$23,229

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
Development revenues:
Government contracts and other	$118	$737
Operating expenses:
Research and development	941	1,426
Sales and marketing	110	114
General and administrative	1,508	1,363
Total operating expenses	2,559	2,903
Operating loss	(2,441)	(2,166)

Other income (expense):
Interest income	36	7
Interest expense	(349)	(515)
Change in fair value of warrants	1,667	210
Total other income (expense)	1,354	(298)
Loss from continuing operations	(1,087)	(2,464)
Loss from discontinued operations	—	(686)
Net loss	$(1,087)	$(3,150)

Basic and diluted net loss per share attributable to common stockholders - continuing operations	$(0.28)	$(6.98)
Basic and diluted net loss per share attributable to common stockholders - discontinued operations	$—	$(1.94)
Net loss per share, basis and diluted	$(0.28)	$(8.92)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	3,880,588	353,142

Comprehensive loss:
Net loss	$(1,087)	$(3,150)
Other comprehensive loss – foreign currency translation adjustments	-	(140)
Comprehensive loss	$(1,087)	$(3,290)

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2018	4,606	$—	296,609	$—	$418,390	$1,218	$(414,383)	$5,225
Share-based compensation	—	—	—	—	49	—	—	49
Sale of common stock, net	—	—	139,855	—	1,873	—	—	1,873
Conversion of Series B Convertible Preferred Stock into common stock	(66)	—	1,652	—	—	—	—	—
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(3,150)	(3,150)
Balance at March 31, 2019	4,540	$—	438,116	$—	$420,312	$1,078	$(417,533)	$3,857

Balance at December 31, 2019	1,959	$—	3,880,588	$4	$426,426	$—	$(425,270)	$1,160
Share-based compensation	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	(1,087)	(1,087)
Balance at March 31, 2020	1,959	$—	3,880,588	$4	$426,438	$—	$(426,357)	$85

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(1,087)	$(3,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	443
Amortization of deferred financing costs and debt discount	122	168
Noncash lease expenses	4	—
Change in fair value of warrants	(1,667)	(210)
Share-based compensation expense	12	49
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	191	(212)
Inventories	—	16
Other current assets	405	16
Other assets	14	1
Accounts payable and accrued expenses	410	(405)
Deferred revenues	—	(25)
Other long-term liabilities	—	39
Net cash used in operating activities	(1,502)	(3,270)
Cash flows used in investing activities:
Purchases of property and equipment	(11)	(6)
Net cash used in investing activities	(11)	(6)
Cash flows (used in) provided by financing activities:
Payment of financing lease liability	(18)	(28)
Proceeds from sale of common stock, net	—	1,919
Net cash (used in) provided by financing activities	(18)	1,891
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net decrease in cash and cash equivalents	(1,531)	(1,389)
Cash, cash equivalents, and restricted cash at beginning of period	17,592	5,301
Cash, cash equivalents, and restricted cash at end of period	$16,061	$3,912
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$227	$347

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2020

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

Our accompanying unaudited consolidated condensed financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  Our consolidated condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at December 31, 2019, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc., and our subsidiaries (collectively, the “Company”) have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020.

On March 30, 2019, the Company entered into an Asset and Share Sale and Purchase Agreement (the “Lorem Purchase Agreement”) with Lorem Vascular Pte. Ltd. (“Lorem”), pursuant to which, among other things, Lorem agreed to purchase the Company’s UK subsidiary, Cytori Ltd. (the “UK Subsidiary”), and the Company’s cell therapy assets, excluding such assets used in Japan or relating to the Company’s contract with the U.S. Department of Health and Human Service’s Biomedical Advanced Research and Development Authority (“BARDA”). Both the Company and Lorem made customary representations, warranties and covenants in the Lorem Purchase Agreement. The transaction was completed on April 24, 2019 and the Company received $4.0 million of cash proceeds, of which $1.7 million was used to pay down principal, interest and fees under the Loan and Security Agreement, dated May 29, 2015 (the “Loan and Security Agreement”) (Note 5), with Oxford Finance, LLC (“Oxford”).

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 (ASU 2018-13), Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-13 as of January 1, 2020, which has not had a material impact on the Company's financial statements.

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

3.	Liquidity and Going Concern

We incurred net losses of $1.1 million for the three months ended March 31, 2020.  We have an accumulated deficit of $426.4 million as of March 31, 2020.  Additionally, we used net cash of  $1.5 million to fund our operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital in the Company’s common stock, proceeds raised from the Loan and Security Agreement, and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

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

Based on the Company’s stockholders’ equity of $85,000 as of March 31, 2020, the Company does not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). In April 2020, the Company entered into agreements (the “Warrant Amendments”) with certain holders of the Series U Warrants (the “Amending Warrant Holders”) to amend the terms of the Amending Warrant Holders’ Series U Warrants to, among other things, (i) limit the Company’s obligation to make cash payments to the Amending Warrant Holders upon certain fundamental transactions and (ii) establish an exercise price of $2.25. Subsequent to the Warrant Amendments, the amended Series U warrants are expected to meet the criteria under authoritative guidance to be classified within stockholders’ equity. The Company expects that in April 2020, approximately $4.2 million of warrant liability will be reclassed to the stockholders’ equity section of the balance sheet. In addition, approximately $0.7 million of other income representing change in the fair value of amended warrants from April 1, 2020 to the amendment date will be recorded in the statement of operations and other comprehensive income (loss) for the three months ending June 30, 2020.

The Company continues to seek additional capital through strategic transactions and from other financing alternatives. Without additional capital, current working capital will not provide adequate funding to make debt repayments, for research, sales and marketing efforts and product development activities at their current levels. If sufficient capital is not raised, the Company will at a minimum need to significantly reduce or curtail its research and development and other operations, and this would negatively affect its ability to achieve corporate growth goals.

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

Warrants issued by the Company in connection with a rights offering originally filed under a Form S-1 registration statement in April 2018 (“Series T Warrants”) and in an underwritten public offering in September 2019 (“Series U Warrants”) are classified as liability instruments. Because some of the inputs to our valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The estimated fair value of the Series T Warrants as of March 31, 2020 and December 31, 2019 was determined by using an option pricing model with the following assumptions:

	As of March 31, 2020	As of December 31, 2019
Expected term	1 year	1.1 years
Common stock market price	$1.88	$2.40
Risk-free interest rate	0.17%	1.59%
Expected volatility	204%	168%
Resulting fair value (per warrant)	$1.17	$1.47

The Company estimated the fair value of the Series U Warrants with the Black Scholes model. The Series U warrants will be marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations and comprehensive loss.

	As of March 31, 2020	As of December 31, 2019
Expected term	4.5 years	4.75 years
Common stock market price	$1.88	$2.40
Risk-free interest rate	0.35%	1.68%
Expected volatility	140%	135%
Resulting fair value (per warrant)	$1.47	$1.94

The following tables summarizes the change in Level 3 warrant liability value (in thousands):

Three Months Ended March 31, 2020
Warrant liability
Beginning balance	$6,929
Change in fair value	(1,667)
Ending balance	$5,262

Warrant liability	Three Months Ended March 31, 2019
Beginning balance	$916
Change in fair value	(210)
Ending balance	$706

5.	Term Loan Obligations

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

On August 31, 2018, the Company entered into a third amendment (the “Third Amendment”) to the Term Loan with Oxford. The Third Amendment extends requires that the Company pay to Oxford, in accordance with its pro rata share of the loans, 75% of all proceeds received (i) from the issuance and sale of unsecured subordinated convertible debt, (ii) in connection with a joint venture, collaboration or other partnering transaction, (iii) in connection with any licenses, (iv) from dividends (other than non-cash dividends from wholly owned subsidiaries) and (v) from the sale of any assets (such requirement, the “Prepayment Requirement”).  The Prepayment Requirement does not apply to proceeds from the sale and issuance of the Company’s equity securities, other than convertible debt.  The Prepayment Requirement shall apply until an aggregate principle amount of $7.0 million has been paid pursuant to the Prepayment Requirement.  However, if less than $7.0 million has been paid pursuant to the

Prepayment Requirement on December 31, 2018 then the Company is required to promptly make additional payments until an aggregate principal amount of $7.0 million has been paid.

On December 31, 2018, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Term Loan with Oxford, which increased the minimum liquidity covenant level from $1.5 million to $2.0 million.

On February and March 2019, the Company entered into a fifth amendment and a sixth amendment to the Term Loan which primarily extended the interest only period to March 29, 2019. On April 29, 2019, the Company entered into a seventh amendment (the “Seventh Amendment”) to the Term Loan, pursuant to which, among other things, Oxford agreed to interest only payments starting May 1, 2019, with amortization payments resuming on May 1, 2020. In April 2019, the Company repaid $3.1 million of total principal using the proceeds received from sale of the Company’s former UK and Japan subsidiaries as described in Note 1.

On March 29, 2020, the Company entered into the Ninth Amendment of the Loan and Security Agreement (“Ninth Amendment”), pursuant to which Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021.  In addition, pursuant to the Ninth Amendment, on April 1, 2020, the Company made a $5.0 million paydown of principal upon execution of the Ninth Amendment. After giving effect to this payment, there is $4.3 million of principal outstanding under the Loan Agreement. As a result of this Ninth Amendment, the term of the Term Loan has been extended from June 1, 2021 to June 1, 2024. In addition, an amendment fee of $1.3 million will be payable in connection with the Amendment at the earlier of the maturity date, acceleration of the loans and the making of certain prepayments. All other major terms remained consistent.

Under authoritative guidance, the Ninth Amendment does not meet the criteria to be accounted for as a troubled debt restructuring. In addition, the Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the Ninth Amendment is accounted for as debt modification. A new effective interest that equates the revised cash flows to the carrying amount of the original debt is computed and applied prospectively.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3 million. As of March 31, 2020, we were in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the three months ended March 31, 2020 and 2019 was $0.3 million and $0.5 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.1 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of March 31, 2020, the Company has not received any notification or indication from Oxford to invoke the material adverse change clause. However, due to the Company’s current cash flow position and the substantial doubt about its ability to continue as a going concern, the entire principal amount of the Term Loan is presented as short-term. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.

6.	Revenue Recognition

Development Revenue

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

The BARDA contract was terminated by the U.S. Department of Health and Human Services effectively in December 2019. During the three months ended March 31, 2020, the Company recognized $0.1 million in development revenue and related costs related to unreimbursed costs prior to termination of the contract.

7.	Discontinued Operations

As explained in Note 1, on April 24, 2019 and April 25, 2019, the Company completed the sale of its cell therapy business to Lorem and Mr. Shirahama.  The following table summarizes the calculation of the loss on sale of the cell therapy business, which was finalized during the fourth quarter of 2019 (in thousands):

Consideration received	$7,000
Transaction costs	(1,363)
Net cash proceeds	5,637
Less:
Carrying value of business and assets sold	12,145
Net loss on sale of business	$(6,508)

There were no assets or liabilities related to discontinued operations as of March 31, 2020 or December 31, 2019.

The following table summarizes the results of discontinued operations for the periods presented (in thousands.):

	Three Months Ended March 31,
	2020	2019
Product revenue	$—	$703
Cost of revenue	—	659
Gross profit	—	44
Operating expenses:
Research and development	—	420
Sales and marketing	—	314
General and administrative	—	145
Total operating expenses	—	879
Operating loss	—	(835)
Other income (expense)		149
Loss from discontinued operations	$—	$(686)

During the three months ended March 31, 2019, revenues from discontinued operations were related to the cell therapy business. Because of the sale of the cell therapy business to Lorem and Mr. Shirahama, all product revenues and costs of product revenues for these periods have been recorded in loss from discontinued operations in the consolidated statements of operations.

Included in the statement of cash flows are the following non-cash adjustments related to the discontinued operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization	$—	$344
Provision for excess inventory	$—	$—
Loss on asset disposal	$—	$—

8.	Loss per Share

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

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Outstanding stock options	87,741	2,000
Outstanding warrants	3,637,000	178,000
Preferred stocks	298,000	92,000
Total	4,022,741	272,000

9.	Commitments

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets (in thousands):

As of March 31, 2020
Assets
Operating	$744
Financing	102
Total leased assets	$846

Liabilities
Current:
Operating	$136
Financing	108
Noncurrent:
Operating	624
Financing	4
Total lease liabilities	$872

Weighted-average remaining lease term (years) - operating leases	6.74
Weighted-average remaining lease term (years) - finance leases	0.82
Weighted-average discount rate - operating leases	7.91%
Weighted-average discount rate - finance leases	5%

The table below summarizes the Company’s lease costs from its unaudited consolidated condensed statement of operations, and cash payments from its unaudited consolidated condensed statement of cash flows during the three months ended March 31, 2020 (in thousands, except years and rates):

Three Months Ended March 31, 2020
Lease expense:
Operating lease expense	$55
Finance lease expense:
Depreciation of right-of-use assets	32
Interest expense on lease liabilities	2
Total lease expense	$89

Cash payment information:
Operating cash used for operating leases	$51
Financing cash used for financing leases	18
Total cash paid for amounts included in the measurement of lease liabilities	$69

Total rent expenses for the three months ended March 31, 2020 was $95,000, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating and financing leases at March 31, 2020 are as follows in (thousands):

	Financing	Operating
	Leases	Leases

Remaining 2020	$105	$159
2021	7	183
2022	—	123
2023	—	100
Thereafter	—	447
Total minimum lease payments	$112	$1,012
Less: amount representing interest	0	(252)
Present value of obligations under leases	112	760
Less: current portion	(108)	(136)
Noncurrent lease obligations	$4	$624

Other commitments

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of March 31, 2020, the Company had clinical research study obligations of $0.9 million, all of which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

The Company is subject to various claims and contingencies related to legal proceedings.  Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions.  Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate.  Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company’s financial condition, liquidity, or results of operations as a whole.

10.	NanoTx License Agreement

On March 29, 2020, the Company and NanoTx, Corp. (“NanoTx”) entered into a Patent and Know-How License Agreement (the “NanoTx License Agreement”), pursuant to which NanoTx granted the Company an irrevocable, perpetual, exclusive, fully paid-up license, with the right to sublicense and to make, develop, commercialize and otherwise exploit certain patents, know-how and technology related to the development of radiolabeled nanoliposomes.

The transaction terms will require the Company to make an upfront payment of $400,000 in cash and $300,000 in the Company’s voting common stock (the “Equity Compensation”), subject to certain substantive closing conditions. Furthermore, the Company may be required to pay up to $136.5 million in development and sales milestone payments and a tiered single-digit royalty on U.S. and European sales.

11.	Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock we issue without further action by the common stockholders.  There were no shares of Series A 3.6% Convertible Preferred Stock outstanding as of March 31, 2020 or December 31, 2019. There were 1,021 shares of Series B Convertible Preferred Stock outstanding as of each of March 31, 2020 and December 31, 2019. There were 938 shares of Series C Preferred Stock outstanding as of each of March 31, 2020 and December 31, 2019.

As of March 31, 2020, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 291,920 shares of common stock, and 1,021 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 6,133 shares of common stock.

Warrants

Pursuant to a registration statement on Form S-1 originally filed on April 27, 2018, as amended, which became effective on July 17, 2018, and related prospectus (as supplemented), the Company registered and distributed to holders of its common stock and Series B Convertible Preferred Stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 20,000 units each consisting of one share of Series C Preferred Stock and 1,050 warrants for $1,000 per unit (“Series T Warrants”). Pursuant to the 2018 Rights Offering, which closed on July 25, 2018, the Company sold an aggregate of 6,723 units, resulting in total net proceeds to the Company of approximately $5.7 million. The exercise price of the Series T Warrants was further adjusted such that every 50 warrants can be exercised into one share of common stock for $3.2132, and the conversion price of the Series C Preferred Stock was reduced from $7.50 to $3.2132.

As of March 31, 2020, there were 3,788,400 outstanding Series T Warrants that can be exercised into an aggregate of 75,768 shares of common stock.

On September 25, 2019, the Company completed an underwritten public offering. The Company issued 289,000 shares of its common stock, along with pre-funded warrants to purchase 2,711,000 shares of its common stock and Series U Warrants to purchase 3,450,000 shares of its common stock at $5.00 per share. The Series U Warrants have a term of five years from the issuance date. In addition, the Company issued warrants to the Representatives to purchase 75,000 shares of its common stock at $6.25 per share with a term of 5.0 years from the issuance date, in the form of Series U Warrants.

In accordance with authoritative guidance, the pre-funded warrants are classified as equity. The Series U Warrants and the Representative Warrants are classified as liabilities due to a contingent obligation for the Company to settle the Series U Warrants with cash upon certain change in control events.

As of March 31, 2020, there were 3,525,000 outstanding Series U Warrants which can be exercised into an aggregate of 3,525,000 shares of common stock.

Common Stock

On September 21, 2018, the Company entered into the Lincoln Park Purchase Agreement with Lincoln Park pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares, of the Company’s common stock, over the 24-month period following October 15, 2018. Through December 31, 2018, the Company sold a total of 12,802 shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement. During the year ended December 31, 2019, the Company sold a total of 32,170 shares for proceeds of approximately $0.3 million. The Company believes there is no amount remaining available under this financing facility as of March 31, 2020.

12.	Stock-based Compensation

In February 2020, the Company amended the 2015 Plan to increase the total number of shares of common stock reserved for issuance under the plan by 250,000 shares. As of March 31, 2020, there are 53,799 and 210,030 shares common stock remaining and available for future issuances under the 2015 and 2014 Plans, respectively.

A summary of activity for the three months ended March 31, 2020 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,865	$2,968.22
Granted	86,000	$2.18
Cancelled/forfeited	(124)	$49,903.00
Outstanding as of March 31, 2020	87,741	$51.44	$—
Vested as of March 31, 2020	1,080	$3,862.00	$—
Vested and expected to be vested as of March 31, 2020	87,741	$51.44	$—

As of March 31, 2020, the total compensation cost related to non-vested stock options not yet recognized for all our plans is approximately $227,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.77 years.

13.     COVID-19 Pandemic and CARES Act

A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020.   COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions are taking action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, the Company has put restrictions on employee travel and working from its executive offices with many employees continuing their work remotely.  While the Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, the Company has not yet experienced a significant impact on its business and operations.  However, the Company may experience disruptions that could adversely impact its business operations as well as its preclinical studies and clinical trials. The Company is currently continuing the clinical trials it has underway in sites across the U.S., and the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials.  Some of the Company’s clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, have implemented a 14-day self-quarantine before appointments.  The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on the Company’s income tax provision for the three months ended March 31, 2020.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

14.     Subsequent Events

Between April 17 and April 21, 2020 and as disclosed in the Company’s 8-K filing on April 23, 2020, the Company entered in revised warrant agreements with the holders of 3,372,000 series U warrants. In return for reducing the strike price of the warrants to $2.25 per share, the warrant holders agreed to amend the settlement provisions upon fundamental transactions such that the warrants would meet the requirements to be classified within stockholders’ equity. The Company expects that in April 2020, approximately $4.2 million of warrant liability will be reclassed to the stockholders’ equity section of the balance sheet. In addition, approximately $0.7 million of other income representing change in the fair value of amended warrants from April 1, 2020 to the amendment date will be recorded in the statement of operations and other comprehensive income (loss) for the three months ending June 30, 2020.

In connection with the amendment of the Company’s Series U warrants, and in accordance with the terms of the Series T warrants, the exercise price of the Company’s Series T warrants was adjusted such that every 50 Series T warrants can be exercised into one share of common stock for $2.25.

On April 1, 2020, the Company made a principal repayment of $5.0 million and associated final payment fee of $308,000, in accordance with the Ninth Amendment.

On May 7, 2020, in accordance with the terms of the NanoTx License Agreement, the Company paid an upfront payment of $400,000 in cash and issued 230,769 shares of its common stock to NanoTx.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31,2019, as filed on March 30, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report, as well as under "Part I – Item 1A - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

Recent Developments

In April 2020, we entered into agreements (the “Warrant Amendments”) with certain holders of the Series U Warrants (the “Amending Warrant Holders”) to amend the terms of the Amending Warrant Holders’ Series U Warrants to, among other things, (i) limit the Company’s obligation to make cash payments to the Amending Warrant Holders upon certain fundamental transactions and (ii) establish an exercise price of $2.25. Subsequent to the Warrant Amendments, the amended Series U warrants meet the criteria under authoritative guidance to be classified within stockholders’ equity. As a result of the Warrant Amendments, and in accordance with the terms of the Series T Warrants, the exercise price of our Series T warrants was adjusted such that every 50 Series T warrants can be exercised into one share of common stock for $2.25.

On March 29, 2020, we entered into a ninth amendment (the “Ninth Amendment”) to the Loan and Security Agreement, pursuant to which, among other things, Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021. On April 1, 2020, we made a $5.0 million paydown of principal upon execution of the Ninth Amendment.  As a result of this Ninth Amendment, the term of the Term Loan has been extended from June 1, 2021 to June 1, 2024, with all other major terms remained consistent.

On March 29, 2020, we entered into an exclusive license agreement with NanoTx for global development and commercialization of its glioblastoma treatment. Pursuant to the terms of the NanoTx License Agreement, on May 7, 2020 we paid an upfront payment of $400,000 in cash and issued 230,769 shares of its common stock to NanoTx. This license agreement commits us to certain milestone payments to NanoTx upon successful completion of various milestones, together with royalty and sales payments based on the successful commercialization of the treatment.

A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020.   COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions are taking action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, the Company has put restrictions on employee travel and working from its executive offices with many employees continuing their work remotely.  While the Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, the Company has not yet experienced a significant impact on its business and operations.  However, the Company may experience disruptions that could adversely impact its business operations as well as its preclinical studies and clinical trials. The Company is currently continuing the clinical trials it has underway in sites across the U.S., and the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials.  Some of the Company’s clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, have implemented a 14-day self-quarantine before appointments.  The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s operations, including its preclinical studies and clinical trials, financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its clinical program and timeline, financial condition, liquidity, operations, suppliers, industry, and workforce. The Company also continues to evaluate the extent to which these delays will impact its ability to manufacture its product candidates for its clinical trials and conduct other research and development operations and maintain applicable timelines. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on the Company’s income tax provision for the three months ended March 31, 2020.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Results of Operations

Development revenues

Under our government contract with BARDA, we recognized a total of $0.1 million in revenues for the three months ended March 31, 2020 and $0.1 million in qualified expenditures. The BARDA contract was terminated in December 2019 and the Company expects the close out process will be completed in the three months ending June 30, 2020.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, payment of regulatory fees, laboratory supplies, pre-clinical studies and clinical studies.

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$937	$1,415
Share-based compensation	4	11
Total research and development expenses	$941	$1,426

The decrease in research and development expenses for the three months ended March 31, 2020 as compared to the same period in 2019 is due primarily to decreased professional services as a result of discontinuing manufacturing subsequent to sale of the Company’s former cell therapy business.

We expect aggregate research and development expenditures to increase significantly during the remainder of 2020 due to our investment in NanoTx therapy treatment development.

Sales and marketing expenses

Sales and marketing expenses include costs of sales and marketing personnel, events and tradeshows, customer and sales representative education and training, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Sales and marketing	$109	$112
Share-based compensation	1	2
Total sales and marketing expenses	$110	$114

Sales and marketing expenses remained consistent for the three months ended March 31, 2020 compared with the same period of 2019.

We expect sales and marketing expenditures to remain consistent on a quarterly basis for the remainder of 2020 as compared with the quarter ended March 31, 2020.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
General and administrative	$1,501	$1,327
Share-based compensation	7	36
Total general and administrative expenses	$1,508	$1,363

General and administrative expenses increased by $0.1 million during the three months ended March 31, 2020, as compared to the same period in 2019. The increase is primarily driven by an increase of $0.3 million of professional fees in the three months ended March 31, 2020, and a reduction of personnel expenses of $0.2 million in three months ended March 31, 2020, compared with the same period of 2019.

We expect general and administrative expenditures to remain consistent on a quarterly basis for the remainder of 2020 as compared with the quarter ended March 31, 2020.

Share-based compensation expense

Share-based compensation expense includes charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development-related	$4	$11
Sales and marketing-related	1	2
General and administrative-related	7	36
Total share-based compensation	$12	$49

The decrease in share-based compensation expense for the three months ended March 31, 2020 as compared to the same period in 2019 is primarily related to lower grant activity caused by reductions in headcount and decline in the stock price during 2020 as compared to the same period in 2019, and its corresponding impact on share-based compensation.

We expect to continue to grant options (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of March 31, 2020, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $227,000 which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.77 years.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$36	$7
Interest expense	(349)	(515)
Change in fair value of warrants	1,667	210
Total	$1,354	$(298)

The decrease in interest expense for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to the repayment of debt principal of $3.1 million in April 2019. The  changes in fair value of our warrant liabilities are primarily due to fluctuations in the valuation inputs for the warrants. See Note 4 to the unaudited condensed consolidated financial statements included elsewhere herein for disclosure and discussion of our warrant liabilities.

We expect interest expense in 2020 to decrease as compared with 2019 due to principal repayment of $5.0 million on April 1, 2020. Between April 17 and April 21, 2020, we entered in revised warrant agreements with the holders of 3,372,000 series U warrants. In return for reducing the strike price of the warrants, the warrant holders agreed to amend the settlement provisions upon fundamental transactions. We expect that the amended warrants would meet the requirements for equity classification under authoritative accounting guidance, and will no longer be subject to mark to market accounting post amendment.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Cash and cash equivalents	$16,061	$17,552

Current assets	$17,697	$19,825
Current liabilities	14,988	14,486
Working capital	$2,709	$5,339

We incurred net losses of $1.1 million for the three months ended March 31, 2020.  We have an accumulated deficit of  $426.4 million as of March 31, 2020. Additionally, we used net cash of  $1.5 million to fund our operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital in our common stock, proceeds raised from the Loan and Security Agreement, and gross profits.  We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

On March 29, 2020, we entered into the Ninth Amendment, pursuant to which, among other things, Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021. In addition, on April 1, 2020, we made a $5.0 million paydown of principal upon execution of the Ninth Amendment.  As a result of this Ninth Amendment, the term of the Term Loan has been extended from June 1, 2021 to June 1, 2024, with all other major terms remained consistent.

In September 2019, we finalized the indirect cost rate under the BARDA Agreement for indirect costs incurred during the years 2012 through 2019, which resulted in approximately $4.6 million of revenue recognized during the year ended December 31, 2019.

In September 2019, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC (the “Representative”), as representative of the underwriters (the “Underwriters”), pursuant to which we sold in an underwritten public offering an aggregate of (i) 289,000 Class A Units, each consisting of one share of common stock, par value $0.001 per share, of the Company and one Series U Warrant to purchase one share of common stock, and (ii) 2,711,000 Class B Units, each consisting of one pre-funded Series V Warrant to purchase one share of common stock and one Series U Warrant to purchase one share of common stock at a public offering price of $5.00 per Class A Unit and $4.9999 per Class B Unit (“September 2019 Offering”). In addition, we granted the Underwriters a 45-day option to purchase up to an additional 450,000 shares of our common stock and/or Series U warrants at the public offering price, less the underwriting discounts and commissions.  The Underwriters exercised their option to purchase an additional 450,000 Series U warrants. We also issued to the Representative warrants (in the form of the Series U warrants) to purchase 75,000 shares of common stock with an exercise price of $6.25 per share of common stock (“Representative Warrants”).

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

Based on our stockholders’ equity of $85,000 as of March 31, 2020, we do not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). Between April 17 and April 21, 2020 and as disclosed in the Company’s 8-K filing on April 23, 2020, the Company entered in revised warrant agreements with the holders of 3,372,000 series U warrants. In return for reducing the strike price of the warrants, the warrant holders agreed to amend the settlement provisions upon fundamental transactions such that the warrants would meet the requirements for equity classification under authoritative accounting guidance. If this transaction had occurred on March 31, 2020, the warrant liability would have been reduced by $4,952,000, resulting in a warrant liability of $222,000 and stockholders’ equity of $5,037,000. As a result, the Company would have met the Nasdaq minimum equity requirement under Nasdaq Listing Rule 5550(b)(1).

We continue to seek additional capital through strategic transactions and other financing alternatives. Without additional capital, current working capital and cash generated from sales will not provide adequate funding for research, sales and marketing efforts and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this would negatively affect our ability to achieve corporate growth goals. Our stock price has also been negatively impacted in part by the downturn in the financial markets due to the COVID-19 pandemic.  This in turn will likely negatively impact our ability to raise funds through equity-related financings. Further, the global economic downturn may impair our ability to obtain additional financing through other means, such as strategic transactions or debt financing.  The overall deterioration of the credit and financial markets due to the COVID-19 pandemic will likely generally reduce our ability to obtain additional financing to fund our operations.

Should we be unable to raise additional cash from outside sources, this would have a material adverse impact on our operations.

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2019 and 2018 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,502)	$(3,270)
Net cash used in investing activities	(11)	(6)
Net cash (used in) provided by financing activities	(18)	1,891
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net decrease in cash and cash equivalents	$(1,531)	$(1,389)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2020 was $1.5 million  compared to $3.3 million in the same period of 2019. Overall, our operational cash use decreased during the three months ended March 31, 2020 as compared to the same period in 2019, due primarily to timing of cash payments made for operating assets and liabilities.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 were related to purchases of fixed assets.

Financing Activities

Net cash used for financing activities for the three months ended March 31, 2020 was related to cash payments for our finance leases. Net cash provided by financing activities for the three months ended March 31, 2019 was primarily related to sales of common stock of $1.9 million, net of costs from sale primarily through our 2018 Rights Offering and ATM program.

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

We estimate the fair value of liability classified warrants using an option pricing model.  Following the authoritative accounting guidance, warrants with variable exercise price features or with potential cash settlement outside control of the Company are accounted for as liabilities, with changes in the fair value included in operating expenses.

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes during the three months ended March 30, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of March 31, 2020, we were not a party to any material legal proceeding.

Item 1A. Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results or that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this Quarterly Report on Form 10-Q, in addition to the information in the section entitled “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risk factors set forth below.  The risk factors below are in addition to and supplement (and with respect to certain matters, update) the risk factors discussed in our Annual Report on Form 10-K.  Other than as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to our Business and Industry

The COVID-19 pandemic could adversely affect our business, results of operations, and financial condition.

The effects of the COVID-19 pandemic on our business continue to evolve and are difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy, and the magnitude, severity, and duration of this impact is unclear and difficult to assess. To combat the spread of COVID-19, the United States and other locations in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to work from home (“WFH”), which has impacted all aspects of our business as well as those of the third-parties with which we collaborate or upon which we rely for certain supplies and services.  The continuation of WFH and other restrictions for an extended period of time may negatively impact our productivity, research and development, operations, preclinical studies and clinical trials, business and financial results. Among other things, the COVID-19 pandemic may result in:

•	a global economic recession or depression that could significantly and negatively impact our business or those of third parties upon which we rely for services and supplies;
•	constraints on our ability to conduct our operations and our preclinical studies and clinical trials;
•	constraints on our ability partner with other companies to commercialize our product candidates;
•	constraints on our business strategy is to aggressively develop our Nanomedicine platforms;
•	reduced productivity in our business operations, research and development, marketing, and other activities;
•	disruptions to our third-party manufacturers and suppliers;
•	increased costs resulting from WFH or from our efforts to mitigate the impact of COVID-19; and
•	reduced access to financing to fund our operations due to a deterioration of credit and financial markets.

The continued disruption of the COVID-19 pandemic may negatively and materially impact our operating and financial operating results, including our cash flows. The resumption of normal business operations may be delayed and a resurgence of COVID-19 could occur resulting in continued disruption to us or third parties with whom we do business. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition for the remainder of 2020 and beyond.

A significant or prolonged downturn in the worldwide economy may harm our business.

The COVID-19 pandemic has caused a significant downturn in the worldwide economy, the severity, magnitude, and duration of which is uncertain.  In addition, the deterioration in credit markets and financial markets could limit our ability to obtain external financing to fund our operations and capital expenditures. The downturn in the worldwide economy could have a material adverse effect on our business, results of operations, or financial condition.

We will need substantial additional funding to develop our products and conduct our future operations, and the impact of the COVID-19 pandemic on the financial markets will likely negatively impact our ability to raise additional financing.  If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business operations.

We do not currently believe that our cash resources will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital in the near future. We will also continue to require substantial additional capital to continue our clinical development and potential commercialization activities. As a result, we have had, and we will continue to have, an ongoing need to raise additional capital from outside sources to continue funding our operations, including our continuing substantial research and development expenses. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.

We have secured capital historically from grant revenues, collaboration proceeds, and debt and equity offerings. To obtain additional capital, we may pursue debt and/or equity financing arrangements, strategic corporate partnerships, state and federal development programs, licensing arrangements, and sales of assets or debt or equity securities. We cannot be certain that additional capital will be available on terms acceptable to us, or at all. If we are unsuccessful in our efforts to raise any such additional capital, we may be required to take actions that could materially and adversely harm our business, including a possible significant reduction in our research, development and administrative operations (including reduction of our employee base), the surrender of our rights to some technologies or product opportunities, delay of our clinical trials or regulatory and reimbursement efforts, or curtailment or cessation of operations.

Our stock price has been negatively impacted in part by the significant volatility and downturn in the financial markets due to the COVID-19 pandemic.  This in turn will likely negatively impact our ability to raise funds through equity-related financings.  Further, the global economic downturn and deterioration of the credit and financial markets may impair our ability to obtain additional financing through other means, such as strategic agreements or debt financing.  Further any debt financing may contain restrictive covenants which limit our operating flexibility and any equity financing will likely result in additional and possibly significant dilution to existing stockholders. Failure to raise sufficient capital, as and when needed, would have a significant and negative impact on our financial condition and our ability to develop our product candidates.

The disruption and volatility in the global capital markets may impact our ability to obtain additional debt financings and may limit our ability to modify our existing debt facilities and increase the risk of non-compliance with covenants under our existing loan agreement.

Under the Loan and Security Agreement, Oxford made a term loan to us in an aggregate principal amount of $17.7 million (the “Term Loan”) subject to the terms and conditions set forth therein. The outstanding principal balance of the Term Loan was $4.3 million subsequent to a repayment of $5.0 million on April 1, 2020 pursuant to the Ninth Amendment to the Loan and Security Agreement.

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

The COVID-19 pandemic has severely impacted the global economic activity and caused significant volatility and negative pressure in the financial markets.  This volatility and downturn may affect our business, liquidity position, and financial results.  This in turn may negatively impact our ability to remain in compliance with the financial and operating covenants under the Loan and Security Agreement and may restrict our ability to obtain covenant waivers, restructure or amend the terms of our existing debt, or obtain additional debt financing.  If the maturity of our indebtedness is accelerated or if we are unable to amend the terms of obtain any necessary waivers under our debt facilities or obtain additional debt or other financing, it would materially and adversely affect our liquidity position and ability to fund our operations. This in turn would materially harm our business and financial conditions.

Our operating results have been and will likely continue to be volatile.

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced biotech, pharmaceutical and medical device fields. Our visibility as to our future operating results and our clinical development timeline may be further limited by the impact of the ongoing COVID-19 pandemic. From time to time, we have tried to update our investors’ expectations as to our operating results by periodically announcing financial guidance. However, we have in the past been forced to revise or withdraw such guidance due to lack of visibility and predictability of product demand. If we revise or withdraw guidance or any timelines we may give with respect to our clinical trials, it could materially harm our reputation and the market’s perception of us, and could cause our stock price to decline.

We rely on third parties to conduct our clinical trials, manufacture our product candidates, and perform other services. If these parties are not able to successfully perform due to the impact of the COVID-19 pandemic or otherwise, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates and our business could be substantially harmed.

We rely on third parties in the performance of many of the clinical trial functions, including contract research organizations, that help execute our clinical trials, the hospitals and clinics at which our trials are conducted, the clinical investigators at the trial sites, and other third-party service providers. Failure of any third-party service provider to adhere to applicable trial protocols, laws and regulations in the conduct of one of our clinical trials could adversely affect the conduct and results of such trial (including possible data integrity issues), which could seriously harm our business.  The COVID-19 pandemic has placed strain on hospitals and clinics, contract research organizations, and other providers of clinical and medical supplies and equipment.  This in turn could impact the ability of third parties such as hospitals to support our clinical trials or perform other services in support of our clinical programs. In addition, third parties may not prioritize our clinical trials relative to those of other customers due to resource or other constraints as a result of the COVID-19 pandemic.   We may experience enrollment at a slower pace at certain of our clinical trial sites than initially anticipated.  Further, our clinical trial sites may be required to suspend enrollment due to travel restrictions, workplace safety concerns, quarantine, facility closures, and other governmental restrictions.  As a result, results from our clinical trials may be delayed, which in turn would have a material adverse impact on our clinical trial plans and timelines and impair our ability to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates. This in turn would substantially harm our business and operations.

We rely on third-party suppliers for certain components and raw materials and our development and commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties are unable to provide us with sufficient quantities of such components or raw materials or are unable to do so at acceptable quality levels or prices due to the COVID-19 pandemic or otherwise.

We acquire some of our components and other raw materials from sole source suppliers. If there is an interruption in supply of our raw materials from a sole source supplier, there can be no assurance that we will be able to obtain adequate quantities of the raw materials within a reasonable time or at commercially reasonable prices.  Interruptions in supplies due to pricing, timing, availability, the COVID-19 pandemic, or other issues with our sole source suppliers could have a negative impact on our ability to manufacture products and product candidates, which in turn could adversely affect the development and commercialization of our Nanomedicine product candidates and cause us to potentially breach our supply or other obligations under our agreements with certain other counterparties.

The COVID-19 pandemic has placed a significant strain on the pharmaceutical and medical industries, manufacturers of clinical supplies, and healthcare-related supplies and resources in general.  The impact of the COVID-19 pandemic has exacerbated the risks to which we are subject due to our reliance on third-party (and in some cases, sole source) suppliers.  Additionally, our suppliers may experience operational difficulties and resource constraints due to the impact of the COVID-19 pandemic.  If our third-party suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the procurement of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Due to our limited number of employees, our operations could be significantly and disproportionately impacted if any of our personnel were to test positive for COVID-19.

We maintain a very small executive team and have a limited number of employees. The manufacturing of our oncology drug assets is a highly complex process that requires significant experience and know-how. We also depend on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations, and maintain a cohesive and stable environment. In particular, we are highly dependent on our executive officers, especially Marc Hedrick, M.D., our Chief Executive Officer.  If any of our personnel were to test positive for COVID-19, it would likely significantly impair our operations.  The loss of services of any of our personnel, including Dr. Hedrick, particularly for an extended period due to COVID-19 or otherwise, would likely result in product development delays or the failure of our collaborations with current and future collaborators, which, in turn, may impede or delay our ability to develop and commercialize products and generate revenues.

We may face business disruption and related risks resulting from the COVID-19 pandemic and President Trump's invocation of the Defense Production Act, either of which could have a material adverse effect on our business.

Our development programs could be disrupted and materially adversely affected by the COVID-19 pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this outbreak. The spread of COVID-19 worldwide has resulted in the International Health Regulations Emergency Committee of the World Health Organization declaring the outbreak of COVID-19 as a “public health emergency of international concern,” and the World Health Organization characterizing COVID-19 as a pandemic. International stock markets have also been significantly impacted and their downturn and volatility reflect the uncertainty associated with the potential economic impact of the outbreak.  The significant declines and subsequent volatility in the Dow Industrial Average since the end of February 2020 has been largely attributed to the effects of the COVID-19 pandemic.  In response to the COVID-19 pandemic, President Trump invoked the Defense Production Act, codified at 50 U.S.C. §§ 4501 et seq. (the “Defense Production Act”). Pursuant to the, Defense Production Act the federal government may, among other things, require domestic industries to provide essential goods and services needed for the national defense. While we have not experienced any significant impact on our business as a result of the COVID-19 pandemic, we continue to assess the potential impact COVID-19 and the invocation of the Defense Production Act may have on our ability to effectively conduct our commercialization efforts and development programs and otherwise conduct our business operations as planned.  There can be no assurance that we will not be further impacted by the COVID-19 pandemic or by any action taken by the federal government under the Defense Production Act, including downturns in business sentiment generally or in our industry and business in particular.

Risks Related to our Common Stock

The market price of our common stock is volatile and may continue to fluctuate significantly, which could result in substantial losses for stockholders.

The market price of our common stock has been, and may continue to be, subject to significant fluctuations. Among the factors that may cause the market price of our common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in our operating results or the operating results of our competitors;
•	the outcome of clinical trials involving the use of our products, including our sponsored trials;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	variance in our financial performance from the expectations of securities analysts;
•	changes in the estimates of the future size and growth rate of our markets;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	conditions and trends in the markets we currently serve or which we intend to target with our product candidates;
•	changes in general economic, industry and market conditions;
•	the impact of the COVID-19 impact, including the magnitude, severity, duration, and uncertainty of the downturn in the domestic and global economies and financial markets;
•	success of competitive products and services;
•	changes in market valuations or earnings of our competitors;
•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;
•	our continuing ability to list our securities on an established market or exchange;
•	the timing and outcome of regulatory reviews and approvals of our products;
•	the commencement or outcome of litigation involving our company, our general industry or both;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	actual or expected sales of our common stock by the holders of our common stock; and
•	the trading volume of our common stock.

In addition, the financial markets may experience a loss of investor confidence or otherwise experience continued volatility and deterioration due to the COVID-19 pandemic. A loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, our financial condition or results of operations, which may materially harm the market price of our common stock and result in substantial losses for stockholders.

We could be delisted from Nasdaq, which would materially harm the liquidity of our stock and our ability to raise capital.

The Nasdaq Stock Market has experienced significant volatility and declines due to the COVID-19 pandemic, which has also impacted our stock price.  In addition, we have a limited public float and our stock price has experienced a significant decline since our corporate restructuring in 2019.  Between January 1, 2020 and April 30, 2020, our closing stock price has fluctuated from a high of $2.85 at January 10, 2020 to a low of $1.05 at March 23, 2020.  In addition, Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange.

On August 19, 2019, we received a written notice from Nasdaq staff indicating that, based on our stockholders’ deficit of $6.3 million as of June 30, 2019, we no longer meet the alternative compliance standards of market value of listed securities or net income from continuing operations for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. Based on our stockholders’ equity of $85,000 as of March 31, 2020, we do not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). However, between April 17 and April 21, 2020 and as disclosed in the Company’s 8-K filing on April 23, 2020, the Company entered in revised warrant agreements with the holders of 3,372,000 series U warrants. In return for reducing the strike price of the warrants to $2.25, the warrant holders agreed to amend the settlement provisions upon fundamental transactions such that the warrants would meet the requirements for equity classification under authoritative accounting guidance. If this transaction had occurred on March 31, 2020, the warrant liability would have been reduced by $4,952,000, resulting in a warrant liability of $222,000 and stockholders’ equity of $5,037,000. As a result, the Company will have met the Nasdaq minimum equity requirement under Nasdaq Listing Rule 5550(b)(1). However, to the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

•	the liquidity and marketability of our common stock;
•	the market price of our common stock;
•	our ability to obtain financing for the continuation of our operations;
•	the number of institutional and general investors that will consider investing in our common stock;
•	the number of market makers in our common stock;
•	the availability of information concerning the trading prices and volume of our common stock; and
•	the number of broker-dealers willing to execute trades in shares of our common stock.

In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the OTC Bulletin Board or the “pink sheets,” our stock may be traded as a “penny stock” which would make transactions in our stock would be more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue or sell any unregistered equity securities during the quarter ended March 31, 2020.  However, on May 7, 2020, in accordance with the NanoTx License Agreement (as previously disclosed in our Current Report on Form 8-K filed March 30, 2020), we issued 230,769 shares of our common stock to NanoTx pursuant to a private placement exemption under Regulation D of the Securities Act of 1933.

Item 5. Other Information

On May 13, 2020, we entered into an amended and restated employment agreement with our Chief Executive Officer, Marc Hedrick, which revised the terms set forth in the employment agreement between Mr. Hedrick and the Company, dated as of March 11, 2020, solely to provide that any annual bonus paid to Mr. Hedrick will be based upon his performance during the year for which the bonus is being paid, in light of the corporate goals and objectives established by the compensation committee of the Board.

In addition, on May 13, 2020, we entered into an amended and restated employment agreement with our Chief Financial Officer, Andrew Sims which revised the terms set forth in the employment agreement between Mr. Sims and the Company, dated as of March 11, 2020, solely to provide that any annual bonus paid to Mr. Sims will be based upon his performance during the year for which the bonus is being paid, in light of the corporate goals and objectives established by the compensation committee of the Board.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/10/2016
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/23/2018
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	07/29/2019
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	08/06/2019
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	10/08/2014
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	11/28/2017
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	07/25/2018
3.9	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	07/29/2019
4.1	Form of Common Stock Certificate.		10-K	001-34375 Exhibit 4.33	03/09/2018
4.2	Form of Series S Warrant.		S-1/A	333-219967 Exhibit 4.27	10/03/2017
4.3	Series S Warrant Agent Agreement between Plus Therapeutics, Inc. and Broadridge Corporation Issuer Solutions, Inc.		S-1/A	333-219967 Exhibit 4.32	10/03/2017
4.4	Form of Series T Warrant.		POS AM	333-224502 Exhibit 4.28	07/09/2018
4.5	Form of Series T Warrant Agreement between Plus Therapeutics, Inc. and Broadridge Corporation Issuer Solutions, Inc.		POS AM	333-224502 Exhibit 4.36	07/09/2018
4.6	Form of Series U Warrant.		S-1/A	333-229485 Exhibit 4.37	09/16/2019
4.7	Form of Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	04/23/2020
10.1	Second Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan		10-K	001-34375 Exhibit 10.25	03/30/2020
10.2**	Patent and Know-How License Agreement, dated March 29, 2020, between Plus Therapeutics, Inc. and NanoTx, Corp.		8-K	001-34375 Exhibit 10.1	03/30/2020
10.3**	Ninth Amendment to the Loan and Security Agreement, dated March 29, 2020, between Plus Therapeutics, Inc. and Oxford Finance LLC.		8-K	001-34375 Exhibit 10.2	03/30/2020

10.4#	Employment Agreement between Marc Hedrick and Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 10.1	03/12/2020

10.5#	Employment Agreement between Andrew Sims and Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 10.2	03/12/2020
10.6#	Amended and Restated Employment Agreement between Marc Hedrick and Plus Therapeutics, Inc.	X
10.7#	Amended and Restated Employment Agreement between Andrew Sims and Plus Therapeutics, Inc.	X

10.8#	Form of Indemnification Agreement.		8-K	001-34375 Exhibit 10.1	02/06/2020

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

#	Indicates management contract or compensator plan or arrangement.
*

In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

**	Portions of the exhibit (indicated by asterisks) have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 14, 2020		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: May 14, 2020		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)