Form 10-Q
period 2020-06-30
PLUS THERAPEUTICS, INC.
filed 2020-08-10
CIK 1095981

0q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-34375

PLUS THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0827593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4200 MARATHON BLVD., SUITE 200, AUSTIN, TX	78756
(Address of principal executive offices)	(Zip Code)

(737) 255-7194

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PSTV	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2020, there were 4,273,878 shares of the registrant’s common stock outstanding.

PLUS THERAPEUTICS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that may be deemed “forward-looking statements” within the meaning of U.S. securities laws.  All statements in this report, other than statements of historical fact, are forward-looking statements. These forward-looking statements may be identified by terms such as “intend,” “expect,” “believe,” “anticipate,” “will,” “should,” “would,” “could,” “may,” “designed,” “potential,” and similar expressions, or the negative of such expressions. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements regarding: our anticipated expenditures, including research and development, sales and marketing, and general and administrative expenses; our ability to benefit from the NIH/NCI award for continued clinical development of RNL™ for recurrent glioblastoma; the ability of RNL™ to safely and effectively deliver radiation directly to the tumor at large doses; the duration of any therapies employing RNL™; our ability to expand testing of RNL™ to additional sites; the potential size of the market for our products; future development and/or expansion of our products and therapies in our markets; our ability to generate product or development revenues and the sources of such revenue; the amounts that we will be obligated to pay under license agreements; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report; our need for additional financing and the availability thereof; any changes to our interest expenses; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our expectations as to the impact of recently issued or adopted accounting standards; our expectations as to the impact of the COVID-19 pandemic on our business and operating results; our beliefs as to the impact of any liability that may arise as a result of any legal proceedings; and the potential enhancement of our cash position through development, marketing, and licensing arrangements. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our need and ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, competition within the regenerative medicine field, and the COVID-19 pandemic. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and under “Part II, Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q.  These risks and uncertainties that could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.  We encourage you to read these risks carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of June 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,266	$17,552
Accounts receivable	951	1,169
Restricted cash	—	40
Inventories, net	107	107
Other current assets	469	957
Total current assets	10,793	19,825

Property and equipment, net	2,014	2,179
Operating lease right-of-use assets	707	781
Other assets	18	72
Goodwill	372	372
Total assets	$13,904	$23,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,608	$3,279
Operating lease liability	139	147
Term loan obligations, net of discount	6,026	11,060
Total current liabilities	9,773	14,486

Noncurrent operating lease liability	589	646
Warrant liability	242	6,929
Other noncurrent liabilities	—	8
Total liabilities	10,604	22,069

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,959 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,273,857 and 3,880,588 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	431,492	426,426
Accumulated deficit	(428,196)	(425,270)
Total stockholders’ equity	3,300	1,160
Total liabilities and stockholders’ equity	$13,904	$23,229

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Development revenues:
Government contracts and other	$185	$302	$303	$1,039
Operating expenses:
Research and development	327	1,289	1,268	2,715
In process research and development acquired from NanoTx	781	—	781	—
Sales and marketing	105	97	215	211
General and administrative	1,324	875	2,832	2,237
Total operating expenses	2,537	2,261	5,096	5,163
Operating loss	(2,352)	(1,959)	(4,793)	(4,124)

Other income (expense):
Interest income	9	7	45	14
Interest expense	(252)	(597)	(601)	(1,111)
Change in fair value of warrants	756	282	2,423	492
Total other income (expense)	513	(308)	1,867	(605)
Loss from continuing operations	(1,839)	(2,267)	(2,926)	(4,729)
Loss from discontinued operations	—	(6,880)	—	(7,568)
Net loss	$(1,839)	$(9,147)	$(2,926)	$(12,297)

Basic and diluted net loss per share attributable to common stockholders - continuing operations	$(0.45)	$(5.12)	$(0.74)	$(11.89)
Basic and diluted net loss per share attributable to common stockholders - discontinued operations	$—	$(15.55)	$—	$(19.02)
Net loss per share, basis and diluted	$(0.45)	$(20.67)	$(0.74)	$(30.91)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	4,053,242	442,512	3,967,392	397,827

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2018	4,606	$—	296,609	$—	$418,390	$1,218	$(414,383)	$5,225
Share-based compensation	—	—	—	—	49	—	—	49
Sale of common stock, net	—	—	139,855	—	1,873	—	—	1,873
Conversion of Series B Convertible Preferred Stock into common stock	(66)	—	1,653	—	—	—	—	—
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(3,150)	(3,150)
Balance at March 31, 2019	4,540	$—	438,117	$—	$420,312	$1,078	$(417,533)	$3,857
Share-based compensation	—	—	—	—	28	—	—	28
Sale of common stock, net	—	—	5,000	—	64	—	—	64
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(1,078)	—	(1,078)
Net loss	—	—	—	—	—	—	(9,147)	(9,147)
Balance at June 30, 2019	4,540	$—	443,117	$—	$420,404	$—	$(426,680)	$(6,276)

Balance at December 31, 2019	1,959	$—	3,880,588	$4	$426,426	$—	$(425,270)	$1,160
Share-based compensation	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	(1,087)	(1,087)
Balance at March 31, 2020	1,959	$—	3,880,588	$4	$426,438	$—	$(426,357)	$85
Issuance of common stock for exercise of warrants	—	—	162,500	—	366	—	—	366
Reclassification of warrant liabilities	—	—	—	—	4,264	—	—	4,264
Issuance of common stock for in process research and development acquired from NanoTx Therapeutics	—	—	230,769	—	381	—	—	381
Share-based compensation	—	—	—	—	43	—	—	43
Net loss	—	—	—	—	—	—	(1,839)	(1,839)
Balance at June 30, 2020	1,959	$—	4,273,857	$4	$431,492	$—	$(428,196)	$3,300

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows used in operating activities:
Net loss	$(2,926)	$(12,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	617
Amortization of deferred financing costs and debt discount	275	257
In process research and development acquired from NanoTx Therapeutics	781	—
Noncash lease expenses	9	39
Change in fair value of warrants	(2,423)	(492)
Share-based compensation expense	55	77
Loss on sale of business	—	6,508
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	218	(28)
Inventories	—	235
Other current assets	487	216
Other assets	54	257
Accounts payable and accrued expenses	371	108
Deferred revenues	—	29
Other long-term liabilities	—	54
Net cash used in operating activities	(2,911)	(4,420)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(23)	(6)
In process research and development acquired from NanoTx Therapeutics	(400)	—
Proceeds from sale of business	—	5,637
Net cash provided by (used in) investing activities	(423)	5,631
Cash flows used in financing activities:
Principal payments of long-term obligations	(5,307)	(3,490)
Payment of financing lease liability	(51)	(28)
Proceeds from exercise of warrants	366	—
Proceeds from sale of common stock, net	—	1,984
Net cash used in financing activities	(4,992)	(1,534)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net decrease in cash and cash equivalents	(8,326)	(327)
Cash, cash equivalents, and restricted cash at beginning of period	17,592	5,301
Cash, cash equivalents, and restricted cash at end of period	9,266	4,974
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$372	$826
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in payment for in process research and development	$381	$—

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

The accompanying consolidated condensed financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The consolidated condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at December 31, 2019, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc., and its subsidiaries (collectively, the “Company”) have been included.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020.

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  The Company’s most significant estimates and critical accounting policies involve recognizing revenue, reviewing assets for impairment, determining the assumptions used in measuring share-based compensation expense, valuing warrants, and valuing allowances for doubtful accounts.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

3.	Liquidity and Going Concern

The Company incurred net losses of $1.8 million and $2.9 million for the three and six months ended June 30, 2020, respectively.  The Company had an accumulated deficit of 428.2 million as of June 30, 2020.  Additionally, it used net cash of $2.9 million to fund its operating activities for the six months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital, proceeds raised from the Loan and Security Agreement, and gross profits.  The Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund its future clinical development programs and other operations. The Company’s inability to raise additional cash would have a material and adverse impact on its business and operations and would cause it to default on its loan.

The Company continues to seek additional capital through strategic transactions and from other financing alternatives. Without additional capital, the Company’s current working capital will not provide adequate funding to make debt repayments or support its research, sales and marketing efforts and product development activities at their current levels. If sufficient additional capital is not raised, the Company will at a minimum need to significantly reduce or curtail its research and development and other operations, and this would negatively affect its ability to achieve corporate growth goals.

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

Fair value measurements are market-based measurements, not entity-specific measurements.  Therefore, fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  The Company follows a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values.  The basis for fair value measurements for each level within the hierarchy is described below:

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

Warrants issued by the Company in connection with a rights offering originally filed under a Form S-1 registration statement in April 2018 (“Series T Warrants”) and in an underwritten public offering in September 2019 (“Series U Warrants”) are classified as liability instruments initially upon issuance. Because some of the inputs to the Company’s valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The estimated fair value of the Series T Warrants as of June 30, 2020 and December 31, 2019 was determined by using an option pricing model with the following assumptions. The Series T Warrants will be marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations and comprehensive loss.

	As of June 30, 2020	As of December 31, 2019
Expected term	0.8 years	1.1 years
Common stock market price	$2.12	$2.40
Risk-free interest rate	0.17%	1.59%
Expected volatility	119%	168%
Resulting fair value (per warrant)	$0.82	$1.47

The Company estimated the fair value of the Series U Warrants with the Black Scholes model with the following assumptions. The Series U Warrants that have not been amended (Note 11) will be marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations and comprehensive loss.

	As of June 30, 2020	As of December 31, 2019
Expected term	4.2 years	4.75 years
Common stock market price	$2.12	$2.40
Risk-free interest rate	0.25%	1.68%
Expected volatility	142%	135%
Resulting fair value (per warrant)	$1.64	$1.94

The following table summarizes the change in Level 3 warrant liability value (in thousands):

	Three Months Ended		Six Months Ended
Warrant liability	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance	$5,262	$706	$6,929	$916
Change in fair value	(756)	(282)	(2,423)	(492)
Reclass to equity	(4,264)	—	(4,264)	—
Ending balance	$242	$424	$242	$424

5.	Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement, pursuant to which it funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, as amended, the Company is required to make interest only payments through May 1, 2021 and thereafter it is required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2024, the maturity date. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment in an aggregate amount equal to approximately $.3.2 million. In connection with the Term Loan, on May 29, 2015, the Company issued to Oxford warrants to purchase an aggregate of 188 shares of the Company’s common stock at an exercise price of $5,175 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

From September 2017 to March 2019, the Company entered into a total seven amendments to the Term Loan which, amongst other things, extended the interest only period, required repayment of $3.1 million using the proceeds received from sale of the Company’s former UK and Japan subsidiaries as described in Note 1, increased the final payment, increased the final payment fee upon maturity or early repayment of the Term Loan, and increased the minimum liquidity covenant level to $2.0 million.

On March 29, 2020, the Company entered into the Ninth Amendment of the Loan and Security Agreement (“Ninth Amendment”), pursuant to which Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021 and extended the term of the Term loan from June 1, 2021 to June 1, 2024.  In addition, pursuant to the Ninth Amendment, on April 1, 2020, the Company made a $5.0 million paydown of principal upon execution of the Ninth Amendment and $0.3 million of related final payment. After giving effect to this payment, there is $4.3 million of principal outstanding under the Loan Agreement. In addition, an amendment fee of $1.0 million will be payable in connection with the Amendment at the earlier of the maturity date, acceleration of the loans and the making of certain prepayments. All other major terms remained consistent.

Under authoritative guidance, the Ninth Amendment does not meet the criteria to be accounted for as a troubled debt restructuring. In addition, the Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the Ninth Amendment is accounted for as debt modification. A new effective interest rate that equates the revised cash flows to the carrying amount of the original debt is computed and applied prospectively.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3 million. As of June 30, 2020, there was $4.3 million principal amount outstanding under the Term Loan, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the three months ended June 30, 2020 and 2019 was $0.3 million and $0.6 million, respectively. The Company’s interest expense for the six months ended June 30, 2020 and 2019 was $0.6 million and $1.1 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, and $0.3 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of June 30, 2020, the Company has not received any notification or indication from Oxford to invoke the material adverse change clause. However, due to the Company’s current cash flow position and the substantial doubt about its ability to continue as a going concern, the entire principal amount of the Term Loan is presented as short-term. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.

6.	Revenue Recognition

Development Revenue

The Company receives revenue for tasks performed under research and development agreements with governmental agencies like BARDA which is outside of the scope of the new revenue recognition guidance. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated condensed statements of operations and comprehensive loss.

The BARDA contract was terminated by the U.S. Department of Health and Human Services effectively in December 2019. During the three and six months ended June 30, 2020, the Company recognized $0.2 million and $0.3 million in development revenue and related costs related to unreimbursed costs prior to termination of the contract, respectively.

7.	Discontinued Operations

As explained in Note 1, on April 24, 2019 and April 25, 2019, the Company completed the sale of its cell therapy business to Lorem and Mr. Shirahama, respectively.  The following table summarizes the calculation of the loss on the sale of the cell therapy business, which was finalized during the fourth quarter of 2019 (in thousands):

Consideration received	$7,000
Transaction costs	(1,363)
Net cash proceeds	5,637
Less:
Carrying value of business and assets sold	12,145
Net loss on sale of business	$(6,508)

There were no assets or liabilities related to discontinued operations as of June 30, 2020 or December 31, 2019.

The following table summarizes the results of discontinued operations for the periods presented (in thousands). Discontinued operations did not have an impact on the Company’s results of operations during the three and six months ended June 30, 2020.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Product revenue	$197	$901
Cost of revenue	199	857
Gross profit	(2)	44
Operating expenses:
Research and development	237	656
Sales and marketing	97	411
General and administrative	39	185
Total operating expenses	373	1,252
Operating loss	(375)	(1,208)
Other income (expense)	(5)	142
Loss from discontinued operations	$(380)	$(1,066)

During the three and six months ended June 30, 2019, revenues from discontinued operations were related to the cell therapy business. Because of the sale of the cell therapy business to Lorem and Mr. Shirahama, all product revenue and costs of product revenues for these periods have been recorded in loss from discontinued operations in the consolidated condensed statements of operations and comprehensive loss.

Included in the statements of cash flows are the following non-cash adjustments related to the discontinued operations (in thousands):

	Six Months Ended June 30,
	2020	2019
Depreciation and amortization	$—	$467
Provision for excess inventory	$—	$—
Loss on asset disposal	$—	$—

8.	Loss per Share

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

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Outstanding stock options	531,741	2,000
Outstanding warrants	3,474,500	178,000
Preferred stocks	298,000	92,000
Total	4,304,241	272,000

9.	Commitments and Contingencies

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets (in thousands, except year and rates):

As of June 30, 2020
Assets
Operating	$707
Financing	71
Total leased assets	$778

Liabilities
Current:
Operating	$139
Financing	79
Noncurrent:
Operating	589
Financing	—
Total lease liabilities	$807

Weighted-average remaining lease term (years) - operating leases	6.61
Weighted-average remaining lease term (years) - finance leases	0.6
Weighted-average discount rate - operating leases	7.9%
Weighted-average discount rate - finance leases	5.0%

The table below summarizes the Company’s lease costs from its consolidated condensed statement of operations and comprehensive loss, and cash payments from its consolidated condensed statement of cash flows during the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease expense:
Operating lease expense	$53	$55	$108	$109
Finance lease expense:
Depreciation of right-of-use assets	31	28	63	56
Interest expense on lease liabilities	1	6	3	12
Total lease expense	$85	$89	$174	$177

Cash payment information:
Operating cash used for operating leases	$48	$55	$99	$109
Financing cash used for financing leases	33	20	51	28
Total cash paid for amounts included in the measurement of lease liabilities	$81	$75	$150	$137

Total rent expense for the three and six months ended June 30, 2020 was $34,000 and $129,000, respectively, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating and financing leases at June 30, 2020 are as follows in (thousands):

	Financing Leases	Operating Leases

Remaining 2020	$72	$106
2021	7	183
2022	—	123
2023	—	100
Thereafter	—	448
Total minimum lease payments	$79	$960
Less: amount representing interest	—	(232)
Present value of obligations under leases	79	728
Less: current portion	(79)	(139)
Noncurrent lease obligations	$—	$589

Other commitments

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of June 30, 2020, the Company had clinical research study obligations of $34 thousand, all of which is expected to be paid within a year.  Should the timing of the clinical trials change, the timing of the payment of these obligations would also change.

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

On May 7, 2020, all closing conditions under the NanoTx License Agreement were satisfied and the Company paid an upfront payment of $400,000 in cash and issued 230,769 shares of its common stock to NanoTx. Cash and the fair value of common stock issued totaled $781,000 and is recorded as in-process research and development expenses in the consolidated condensed statement of operations and comprehensive loss for the three and six months ended June 30, 2020.  Pursuant to the terms of the NanoTx License Agreement, the Company may be required to pay up to $136.5 million in development and sales milestone payments and a tiered single-digit royalty on U.S. and European sales.

11.	Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.  There were no shares of Series A 3.6% Convertible Preferred Stock outstanding as of June 30, 2020 or December 31, 2019. There were 1,021 shares of Series B Convertible Preferred Stock outstanding as of each of June 30, 2020 and December 31, 2019. There were 938 shares of Series C Preferred Stock outstanding as of June 30, 2020 and December 31, 2019.

As of June 30, 2020, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 291,920 shares of common stock, and 1,021 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 6,133 shares of common stock.  In April 2020, in connection with the Warrant Amendments (defined below), the conversion price of the Series C Preferred Stock was reduced from $3.2132 per share to $2.25 per share.

Warrants

Pursuant to a registration statement on Form S-1 originally filed on April 27, 2018, as amended, which became effective on July 17, 2018, and related prospectus (as supplemented), the Company registered and distributed to holders of its common stock and Series B Convertible Preferred Stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 20,000 units for $1,000 a unit. Each such unit consisted of one share of Series C Preferred Stock and 1,050 warrants (“Series T Warrants”). Pursuant to the 2018 Rights Offering, which closed on July 25, 2018, the Company sold an aggregate of 6,723 units, resulting in total net proceeds to the Company of approximately $5.7 million. In April 2020, in connection with Warrant Amendments (defined below), the exercise price of the Series T Warrants was further adjusted such that every 50 warrants can be exercised into one share of common stock for $2.25.

As of June 30, 2020, there were 3,788,400 outstanding Series T Warrants that can be exercised into an aggregate of 75,768 shares of common stock.

On September 25, 2019, the Company completed an underwritten public offering. The Company issued 289,000 shares of its common stock, along with pre-funded warrants to purchase 2,711,000 shares of its common stock and Series U Warrants to purchase 3,450,000 shares of its common stock at $5.00 per share. The Series U Warrants have a term of five years from the issuance date. In addition, the Company issued warrants to H.C. Wainwright & Co., LLC, as representatives of the underwriters, to purchase 75,000 shares of its common stock at $6.25 per share with a term of 5.0 years from the issuance date, in the form of Series U Warrants (the “Representative Warrants”).

In accordance with authoritative guidance, the pre-funded warrants are classified as equity. The Series U Warrants and the Representative Warrants are classified as liabilities due to a contingent obligation for the Company to settle the Series U Warrants with cash upon certain change in control events.

Between April and June 2020, the Company entered into revised warrant agreements with the holders of 3,415,000 Series U Warrants (“Warrant Amendments”). In return for reducing the strike price of the warrants to $2.25 per share, the warrant holders agreed to amend the settlement provisions upon fundamental transactions such that the warrants would meet the requirements to be classified within stockholders’ equity. Accordingly, approximately $4.3 million of warrant liability was reclassified to the stockholders’ equity section of the balance sheet on the respective effective date of the Warrant Amendment. In addition, approximately $0.8 million of other income representing change in the fair value of amended warrants from April 1, 2020 to the respective effective date of the Warrant Amendments is recorded in the consolidated condensed statement of operations and comprehensive loss for the three months ended June 30, 2020.

As of June 30, 2020, there were 3,362,500 outstanding Series U Warrants which can be exercised into an aggregate of 3,362,500 shares of common stock.

Common Stock

On September 21, 2018, the Company entered into the Lincoln Park Purchase Agreement with Lincoln Park pursuant to which the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $5.0 million of shares of the Company’s common stock over the 24-month period following October 15, 2018. Through December 31, 2018, the Company sold a total of 12,802 shares for proceeds of approximately $0.3 million through the Lincoln Park Purchase Agreement. During the year ended December 31, 2019, the Company sold a total of 32,170 shares for proceeds of approximately $0.3 million. The Company believes there is no amount remaining available under this financing facility as of June 30, 2020.

12.	Stock-based Compensation

On February 6, 2020, the Company amended the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”) to increase the total number of shares of common stock reserved for issuance under the plan by 250,000 shares. Awards may only be granted under the 2015 Plan to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of June 30, 2020 there were 210,030 shares of common stock remaining and available for future issuances under the 2015 Plan.

On June 16, 2020, the stockholders of the Company approved the Company’s 2020 Stock Incentive Plan (“2020 Plan”), which replaces the Company’s 2014 Equity Incentive Plan. The 2020 Plan provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock. The 2020 Plan provides for the issuance of up to 550,000 shares of common stock, and the number of shares available for issuance will be increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of June 30, 2020, there were 106,000 shares of common stock remaining and available for future issuances under the 2020 Plan.

A summary of activity for the six months ended June 30, 2020 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,865	$2,968.22
Granted	530,000	$2.12
Cancelled/forfeited	(124)	$9,905.00
Outstanding as of June 30, 2020	531,741	$10.24	$—
Vested as of June 30, 2020	1,143	$3,663.00	$—
Vested and expected to be vested as of June 30, 2020	531,741	$10.24	$8,480

As of June 30, 2020, the total compensation cost related to non-vested stock options not yet recognized for the Company’s plans is approximately $1,073,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.10 years.

13.	COVID-19 Pandemic and CARES Act

A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020.   COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions are taking action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, the Company has put restrictions on employee travel and working from its executive offices with many employees continuing their work remotely.  While the Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, the Company has not yet experienced a significant impact on its business and operations.  However, the Company may experience disruptions that could adversely impact its business operations as well as its preclinical studies and clinical trials. The Company is currently continuing the clinical trials it has underway in sites across the U.S., and, although there has been no significant impact to date, the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials.  Some of the Company’s clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, have implemented a 14-day self-quarantine before appointments.  The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its consolidated condensed financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on the Company’s income tax provision for the three and six months ended June 30, 2020.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed on March 30, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report, as well as under "Part I – Item 1A - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

Plus’ current pipeline includes three clinical stage drugs:

•	DocePLUS™, a novel liposomal chemotherapeutic, which has completed a U.S. Phase 1 clinical trial;
•	DoxoPLUS™, a novel liposomal chemotherapeutic, clinical bioequivalence demonstrated to Janssen’s CAELYX® in ovarian cancer patients; and
•

RNL™, a novel liposomal radiotherapeutic, the lead indication is recurrent glioblastoma (rGBM) that is currently being evaluated in a U.S. NIH/NCI supported, multi-center Phase 1 dose finding clinical trial.

Current activities related to both DocePLUS and DoxoPLUS are restricted to the identification of potential partners for these two drugs.

Recent Developments

NanoTx

On May 7, 2020, we completed the closing of the Patent and Know-How License Agreement (the “License Agreement”) between the Company and NanoTx, Corp. (“NanoTx). In accordance with the License Agreement, we paid NanoTx an upfront payment of $400,000 in cash and issued 230,769 shares of our common stock to NanoTx.

The licensed radiotherapeutic portfolio includes nanoliposome-encapsulated radionucleotides for several cancer targets. The lead drug asset is a Rhenium-186-chelated NanoLiposome (RNL™), which is initially being developed for recurrent glioblastoma. The licensed radiolabeled nanoliposome platform was developed by a multi-institutional consortium based in Texas at the Mays Cancer Center / UT Health San Antonio MD Anderson Cancer Center led by Dr. Andrew Brenner, MD, PhD, who is the Kolitz Chair in Neuro-Oncology Research and Co-Leader of the Experimental and Developmental Therapeutics Program. The licensed technology was previously funded by both the National Institutes of Health/National Cancer Institute (NIH/NCI) and the Cancer Prevention and Research Institute of Texas (CPRIT).  Dr. Brenner’s RNL research program has an active $3M award from NIH/NCI which will financially support the continued clinical development of RNL for recurrent glioblastoma.

RNL™ is infused directly into the brain tumor via precision brain mapping and convection enhanced delivery technology that allows delivery of very high therapeutic doses of radiation in patients whose cancer has recurred following initial surgical resection and treatment with chemo radiation. RNL™ is intended to safely and effectively deliver a dose of radiation directly to the tumor that is up to 30 times greater than that currently being given to patients using external beam radiation therapy.

Furthermore, unlike standard external beam radiation therapy (EBRT) that is delivered day after day for weeks in order to achieve a tolerated cumulative dose, RNL™ is administered to the patient in a single procedure during a 3-day hospital stay.  RNL™ has a number of technical features that give it advantages over other approaches to treating glioblastoma and potentially other tumors. First, very high doses of Rhenium beta radiation, perhaps up to 30 times greater than EBRT, are delivered. Second, the Rhenium-186 isotope is a dual energy emitter. It's made in a nuclear reactor and delivers both a beta particle, or high energy free electron to kill rapidly dividing cancer cells, but it also emits a gamma particle for imaging person purposes, so doctors know with precision where the radiation is at any time during and after treatment. Third, it has a long half-life, or time on tumor, of approximately 90 hours.   Fourth, RNL™ is delivered beyond the blood-brain barrier directly to the tumor with novel delivery and imaging technologies. Fifth, it has tumor micro fields that increase each Rhenium’s atom another 2 to 4 millimeters to help reach a residual non-enhancing tumor. Sixth, it’s metabolized safely by the kidneys without collateral damage to local structures and radio sensitive organs such as bone marrow, very similar to I-131 for thyroid cancer.

Recurrent glioblastoma is a cancer that affects about 12,000 people per year in the U.S. and for which there are currently few approved treatments that in aggregate provide only a marginal survival benefit. And notably, essentially all primary tumors recur after initial treatment. Even today, EBRT is the most effective component of the standard multimodal therapeutic regime used to treat glioblastoma today. Multiple randomized studies show five-month improvement in survival with EBRT compared to an additional 2.5 months with the addition of chemotherapy and 3 months for tumor treating fields.

By infusing the RNL™ drug directly into the tumor, bypassing the blood-brain barrier, normal brain and external tissues are spared from radiation damage. In the case of these drugs the mechanism of action is unambiguous. We believe that radiation in the form of high energy electrons is effective against glioblastoma if an adequate dose can be effectively delivered. For comparison, current EBRT protocols for recurrent glioblastoma typically recommend a total max dose of about 35 Gy. In contrast to most recent patient dosed with RNL™ in our clinical trial received over 500 Gy without significant adverse effect to date.

In terms of the current clinical trial status, we are currently in a U.S. FDA approved Phase 1 dose finding study at a single site in Texas at UT San Antonio, with plans underway to expand to two additional sites in Texas, specifically UT Southwestern in Dallas and MD Anderson in Houston. Thus far, we are now in the fifth dosing escalation cohort. The radiation dose in the current cohort is now at approximately 15 times the dose that is typically delivered by EBRT.

Warrant Amendments

In April and June 2020, we entered into agreements (the “Warrant Amendments”) with certain holders of 3,415,000 Series U warrants (the “Amending Warrant Holders”) to amend the terms of the Amending Warrant Holders’ Series U warrants to, among other things, (i) limit the Company’s obligation to make cash payments to the Amending Warrant Holders upon certain fundamental transactions and (ii) establish an exercise price of $2.25. Subsequent to the Warrant Amendments, the amended Series U warrants meet the criteria under authoritative guidance to be classified within stockholders’ equity. As a result, approximately $4.3 million of liability classified Series U warrants were reclassified within stockholders’ equity during the three months ended June 30, 2020.

As a result of the Warrant Amendments, and in accordance with the terms of the Series T Warrants, the exercise price of our Series T warrants was adjusted such that every 50 Series T warrants can be exercised into one share of common stock for $2.25. In addition, the conversion price of our Series C preferred stock was adjusted from $3.2132 to $2.25 per share.

Oxford Amendment

On March 29, 2020, we entered into a ninth amendment (the “Ninth Amendment”) to the Loan and Security Agreement, dated May 29, 2015 (the “Loan and Security Agreement”), with Oxford Finance, LLC (“Oxford”), pursuant to which, among other things, Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021. On April 1, 2020, we made a $5.0 million paydown of principal of the loan provided by Oxford under the Loan and Security Agreement (the “Term Loan”) upon execution of the Ninth Amendment.  As a result of this Ninth Amendment, the term of the Term Loan was extended from June 1, 2021 to June 1, 2024, with all other major terms remaining consistent.

COVID-19 Impact

A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020.   COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions are taking action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have put restrictions on employee travel and working from our executive offices with many employees continuing their work remotely.  While we have implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, we have not yet experienced a significant impact on our business and operations.  However, we may experience disruptions that could adversely impact our business operations as well as our preclinical studies and clinical trials. We are currently continuing the clinical trials we have underway in sites across the U.S., and we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials.  Some of our clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, have implemented a 14-day self-quarantine before appointments.  We considered the impacts of COVID-19 on the assumptions and estimates used to prepare our financial statements and determined that there were no material adverse impacts on our results of operations and financial position at June 30, 2020.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. For example, as certain states and regions across the United States have relaxed various restrictions on businesses and other activities, some of these areas, including Texas where our headquarters are located, have subsequently experienced an increase in COVID-19 cases.  It is uncertain whether and to what extent federal, state, or local governments may reinstate additional restrictions and safety protocols in response to any increases in COVID-19 cases. As such, it is uncertain as to the full magnitude that the pandemic will have on our operations, including our preclinical studies and clinical trials, financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our clinical program and timeline, financial condition, liquidity, operations, suppliers, industry, and workforce. We continue to evaluate the extent to which delays as a result of COVID-19 will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2020.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on our income tax provision for the three and six months ended June 30, 2020.  We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.

Results of Operations

Development revenues

Under our government contract with BARDA, we recognized a total of $0.2 million and $0.3 million in revenues for the three and six months ended June 30, 2020, and $0.2 million and $0.3 million in qualified expenditures for those periods. The BARDA contract was terminated in December 2019 and the contract close out process is expected to be completed during the three months ending September 30, 2020.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, payment of regulatory fees, laboratory supplies, pre-clinical studies and clinical studies.

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$323	$1,278	$1,260	$2,693
Share-based compensation	4	11	8	22
Total research and development expenses	$327	$1,289	$1,268	$2,715

The decrease in research and development expenses for the three and six months ended June 30, 2020 as compared to the same period in 2019 is due primarily to decreased professional services as a result of discontinuing manufacturing subsequent to sale of our former cell therapy business.

We expect aggregate research and development expenditures to increase significantly during the remainder of 2020 due to the expected costs of development of the acquired NanoTx therapy.

In process research and development acquired from NanoTx

In process research and development acquired from NanoTx in the amount $781,000 represents the upfront cash payment and fair value of 230,769 shares of common stock, with fair value of $1.65 per share, issued to NanoTx in accordance with the terms of the License Agreement.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, events and tradeshows, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and marketing	$104	$95	$213	$204
Share-based compensation	1	2	2	7
Total sales and marketing expenses	$105	$97	$215	$211

Sales and marketing expenses remained generally consistent for the three and six months ended June 30, 2020 compared with the same period of 2019.

We expect sales and marketing expenditures to remain generally consistent on a quarterly basis for the remainder of 2020 as compared with the quarter ended June 30, 2020.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$1,286	$860	$2,787	$2,189
Share-based compensation	38	15	45	48
Total general and administrative expenses	$1,324	$875	$2,832	$2,237

General and administrative expenses increased by $0.4 million during the three months ended June 30, 2020, as compared to the same period in 2019. The increase is primarily driven by an increase of $0.4 million of legal and professional fees in the three months ended June 30, 2020 compared with the same period of 2019. General and administrative expenses increased by $0.6 million during the six months ended June 30, 2020, as compared to the same period in 2019 due to increase of $0.7 million of legal and professional fees in the six months ended June 30, 2020, offset by a reduction of $0.1 million in payroll and related expenses.

We expect general and administrative expenditures to remain generally consistent on a quarterly basis for the remainder of 2020 as compared with the quarter ended June 30, 2020.

Share-based compensation expense

Share-based compensation expense includes charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	4	11	8	22
Sales and marketing	1	2	2	7
General and administrative	38	15	45	48
Total share-based compensation	$43	$28	$55	$77

On June 16, 2020, our stockholders approved the 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan replaced our 2014 Equity Incentive Plan. Pursuant to the 2020 Plan, we reserved for issuance 550,000 shares of our common stock for future awards, and granted 444,000 options to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of June 30, 2020, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $1,073,000 which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.10 years.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$9	$7	$45	$14
Interest expense	(252)	(597)	$(601)	(1,111)
Change in fair value of warrants	756	282	$2,423	492
Total	$513	$(308)	$1,867	$(605)

The decrease in interest expense for the three and six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to the repayments of debt principal of $3.1 million in April 2019 and $5.0 million in April 2020. The changes in fair value of our warrant liabilities are primarily due to fluctuations in the valuation inputs for the warrants. See Note 4 to the consolidated condensed financial statements included elsewhere herein for disclosure and discussion of our warrant liabilities.

We expect interest expense in 2020 to decrease as compared with 2019 due to principal repayment of $5.0 million on April 1, 2020. In April and June 2020, we entered into revised warrant agreements with the holders of 3,415,000 Series U warrants. In return for reducing the strike price of the warrants, the warrant holders agreed to amend the settlement provisions upon fundamental transactions. The amended Series U warrants meet the requirements for equity classification under authoritative accounting guidance and are no longer subject to mark to market accounting post amendment.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Cash and cash equivalents	$9,266	$17,552

Current assets	$10,793	$19,825
Current liabilities	9,773	14,486
Working capital	$1,020	$5,339

We incurred net losses of $2.9 million for the six months ended June 30, 2020.  We have an accumulated deficit of $428.2 million as of June 30, 2020. Additionally, we used net cash of $2.9 million to fund our operating activities for the six months ended June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern.

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

In September 2019, we finalized the indirect cost rate under the BARDA Agreement for indirect costs incurred during the years 2012 through 2019, which resulted in approximately $4.6 million of revenue recognized during the year ended December 31, 2019. The BARDA contract was terminated in December 2019 and the contract close out process is expected to be completed during the three months ending September 30, 2020.

In September 2019, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC (the “Representative”), as representative of the underwriters (the “Underwriters”), pursuant to which we sold in an underwritten public offering an aggregate of (i) 289,000 Class A Units, each consisting of one share of our common stock, par value $0.001 per share, and one Series U warrant to purchase one share of common stock, and (ii) 2,711,000 Class B Units, each consisting of one pre-funded Series V warrant to purchase one share of common stock and one Series U warrant to purchase one share of common stock at a public offering price of $5.00 per Class A Unit and $4.9999 per Class B Unit (“September 2019 Offering”). In addition, we granted the Underwriters a 45-day option to purchase up to an additional 450,000 shares of our common stock and/or Series U warrants at the public offering price, less the underwriting discounts and commissions.  The Underwriters exercised their option to purchase an additional 450,000 Series U warrants. We also issued to the Representative warrants (in the form of the Series U warrants) to purchase 75,000 shares of common stock with an exercise price of $6.25 per share of common stock (“Representative Warrants”).

On April 24, 2019, we received $3.3 million of net cash proceeds related to the sale of the UK subsidiary and our cell therapy assets (excluding such assets used in Japan or relating to our contract with BARDA), of which $1.7 million was used to pay down principal, interest and fees on the Loan and Security Agreement, and on April 25, 2019, we received $2.4 million of net cash proceeds related to the sale of our Japanese subsidiary, Cytori Therapeutics, K.K., and substantially all of our cell therapy assets used in Japan, of which $1.4 million was used to pay down principal, interests and fees on the Loan and Security Agreement.

In August 2019, we consummated a 1-for-50 reverse stock split pursuant to which the minimum bid price of our common stock rose above $1.00 in order to regain compliance with the Nasdaq Stock Market Listing Rule 5550(a)(2) concerning the minimum bid price per share of our common stock.

We continue to seek additional capital through strategic transactions and other financing alternatives. Without additional capital, current working capital and cash generated from sales will not provide adequate funding for research, sales and marketing efforts and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this would negatively affect our ability to achieve corporate growth goals.   Although the stock markets and our stock price have recovered to some extent in recent weeks, there may likely be continued market volatility due to the pandemic or other events, which could cause our stock price to decline. This in turn will likely negatively impact our ability to raise funds through equity-related financings. Further, a continued global economic downturn may impair our ability to obtain additional financing through other means, such as strategic transactions or debt financing.  The overall deterioration of the credit and financial markets due to the COVID-19 pandemic will likely generally reduce our ability to obtain additional financing to fund our operations.

Should we be unable to raise additional cash from outside sources or if we are unable to do so in a timely manner or on commercially reasonable terms, it would have a material adverse impact on our operations.

Cash provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2020 and 2019 is summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(2,911)	$(4,420)
Net cash provided by (used in) investing activities	(423)	5,631
Net cash used in financing activities	(4,992)	(1,534)
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net decrease in cash and cash equivalents	$(8,326)	$(327)

Operating activities

Net cash used in operating activities for the six months ended June 30, 2020 was $2.9 million compared to $4.4 million in the same period of 2019. Overall, our operational cash use decreased during the six months ended June 30, 2020 as compared to the same period in 2019, due primarily to timing of cash payments made for operating assets and liabilities.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2020 was primarily related to cash payments made for in process research and development assets from NanoTx, and purchases of fixed assets. Net cash provided by investing activities for the six months ended June 30, 2019 were related to the sale of the cell therapy business for gross proceeds of $5.6 million.

Financing Activities

Net cash used for financing activities for the six months ended June 30, 2020 was related to repayment of $5.0 million of the Term Loan in April 2020, and cash payments for our finance leases, offset by cash proceeds received from warrant exercises of $0.4 million. Net cash used in financing activities for the six months ended June 30, 2019 was primarily related to the principal payment of long-term obligations of $3.5 million offset by the sales of common stock of $2.0 million.

Critical Accounting Policies and Significant Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses, and that affect our recognition and disclosure of contingent assets and liabilities.

While our estimates are based on assumptions, we consider reasonable at the time they were made, our actual results may differ from our estimates, perhaps significantly.  If results differ materially from our estimates, we will make adjustments to our financial statements prospectively as we become aware of the necessity for an adjustment.

Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. We perform our impairment test annually during the fourth quarter. We operate in a single operating segment and reporting unit. We monitor the fluctuations in our share price and have experienced significant volatility during the year.

We estimate the fair value of liability classified warrants using an option pricing model.  Following the authoritative accounting guidance, warrants with variable exercise price features or with potential cash settlement outside control of the Company are accounted for as liabilities, with changes in the fair value included in operating expenses.

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes during the six months ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of June 30, 2020, we were not a party to any material legal proceedings.

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

The effects of the COVID-19 pandemic on our business continue to evolve and are difficult to predict. To date, the COVID-19 pandemic has significantly and negatively impacted the global economy, and the magnitude, severity, and duration of this impact is unclear and difficult to assess. To combat the spread of COVID-19, the United States and other locations in which we operate have imposed measures such as quarantines and “shelter-in-place” orders that are restricting business operations and travel and requiring individuals to work from home (“WFH”), which has impacted all aspects of our business as well as those of the third-parties with which we collaborate or upon which we rely for certain supplies and services. While certain states and regions across the United States have subsequently relaxed various restrictions on businesses and other activities, some of these areas, including Texas where our headquarters are located, have subsequently experienced an increase in COVID-19 cases.  It is uncertain whether and to what extent federal, state, or local governments may reinstate additional restrictions and safety protocols in response to any increases in COVID-19 cases. The continuation of WFH and other restrictions for an extended period of time may negatively impact our productivity, research and development, operations, preclinical studies, clinical trials, business and financial results. Among other things, the COVID-19 pandemic may result in:

•	a global economic recession or depression that could significantly and negatively impact our business or those of third parties upon which we rely for services and supplies;
•	constraints on our ability to conduct our operations and our preclinical studies and clinical trials;
•	constraints on our ability to partner with other companies to commercialize our product candidates;
•	constraints on our business strategy to aggressively develop our Nanomedicine platforms;
•	reduced productivity in our business operations, research and development, marketing, and other activities;
•	disruptions to our third-party manufacturers and suppliers;
•	increased costs resulting from WFH or from our efforts to mitigate the impact of COVID-19; and
•	reduced access to financing to fund our operations due to a deterioration of credit and financial markets.

The continued disruption of the COVID-19 pandemic may negatively and materially impact our operating and financial operating results, including our cash flows. The resumption of normal business operations may be delayed and a resurgence of COVID-19 could occur, which would result in continued disruption to us or third parties with whom we do business. As a result, the effects of the COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition for the remainder of 2020 and beyond.

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

We will need substantial additional funding to develop our products and conduct our future operations and to repay our outstanding debt obligations, and the impact of the COVID-19 pandemic on the financial markets will likely negatively impact our ability to raise additional financing.  If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business operations.

We do not currently believe that our cash resources will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital in the near future. We will also continue to require substantial additional capital to continue our clinical development and potential commercialization activities and to pay our debt obligations. As a result, we have had, and we will continue to have, an ongoing need to raise additional capital from outside sources to continue funding our operations, including our continuing substantial research and development expenses. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts.

We have secured capital historically from grant revenues, collaboration proceeds, and debt and equity offerings. To obtain additional capital, we may pursue debt and/or equity financing arrangements, strategic corporate partnerships, state and federal development programs, licensing arrangements, and sales of assets or debt or equity securities. We cannot be certain that additional capital will be available on terms acceptable to us, in a timely manner, or at all. If we are unsuccessful in our efforts to raise any such additional capital, we may be required to take actions that could materially and adversely harm our business, including a possible significant reduction in our research, development and administrative operations (including reduction of our employee base), the surrender of our rights to some technologies or product opportunities, delay of our clinical trials or regulatory and reimbursement efforts, or curtailment or cessation of operations. Further, if we are unable to raise additional capital, we may be unable to satisfy the covenants or meet our repayment obligations under our existing loan agreement.

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

The COVID-19 pandemic has severely impacted the global economic activity and caused significant volatility and negative pressure in the financial markets.  This volatility and downturn may affect our business, liquidity position, and financial results.  This in turn may negatively impact our ability to remain in compliance with the financial and operating covenants under the Loan and Security Agreement and may restrict our ability to obtain covenant waivers, restructure or amend the terms of our existing debt, or obtain additional debt financing.  If the maturity of our indebtedness is accelerated or if we are unable to amend the terms or obtain any necessary waivers under our debt facilities or obtain additional debt or other financing, it would materially and adversely affect our liquidity position and ability to fund our operations. This in turn would materially harm our business and financial conditions.

Our operating results have been and will likely continue to be volatile.

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced biotech, pharmaceutical and medical device fields. Our visibility as to our future operating results and our clinical development timeline may be further limited by the impact of the ongoing COVID-19 pandemic. From time to time, we have tried to update our investors’ expectations as to our operating results. If we revise any timelines we may give with respect to our clinical trials, it could materially harm our reputation and the market’s perception of us, and could cause our stock price to decline.

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

We rely on third parties in the performance of many of the clinical trial functions, including contract research organizations, that help execute our clinical trials, the hospitals and clinics at which our trials are conducted, the clinical investigators at the trial sites, and other third-party service providers. Failure of any third-party service provider to adhere to applicable trial protocols, laws and regulations in the conduct of one of our clinical trials could adversely affect the conduct and results of such trial (including possible data integrity issues), which could seriously harm our business.  The COVID-19 pandemic has placed a strain on hospitals and clinics, contract research organizations, and other providers of clinical and medical supplies and equipment. This in turn could impact the ability of third parties such as hospitals to support our clinical trials or perform other services in support of our clinical programs. In addition, third parties may not prioritize our clinical trials relative to those of other customers due to resource or other constraints as a result of the COVID-19 pandemic. We may experience enrollment at a slower pace at certain of our clinical trial sites than initially anticipated. Further, our clinical trial sites may be required to suspend enrollment due to travel restrictions, workplace safety concerns, quarantine, facility closures, and other governmental restrictions.  As a result, results from our clinical trials may be delayed, which in turn would have a material adverse impact on our clinical trial plans and timelines and impair our ability to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates. This in turn would substantially harm our business and operations.

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

We maintain a very small executive team and have a limited number of employees. The manufacturing of our oncology drug assets is a highly complex process that requires significant experience and know-how. We also depend on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations, and maintain a cohesive and stable environment. In particular, we are highly dependent on our executive officers, especially Marc Hedrick, M.D., our Chief Executive Officer.  If any of our personnel were to test positive for COVID-19, it would likely significantly impair our operations.  The loss of services of any of our personnel, including Dr. Hedrick, particularly for an extended period due to COVID-19 or otherwise, would likely result in product development delays or the failure of our collaborations with current and future collaborators, which, in turn, may impede or delay our ability to develop and commercialize products and generate revenues.  In addition, it could also result in difficulty to obtain additional funding for our development of products and our future operations.

We may face business disruption and related risks resulting from the COVID-19 pandemic and President Trump's invocation of the Defense Production Act, either of which could have a material adverse effect on our business.

Our development programs could be disrupted and materially adversely affected by the COVID-19 pandemic. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this outbreak. The spread of COVID-19 worldwide has resulted in the International Health Regulations Emergency Committee of the World Health Organization declaring the outbreak of COVID-19 as a “public health emergency of international concern,” and the World Health Organization characterizing COVID-19 as a pandemic. International stock markets have also been significantly impacted and their volatility reflect the uncertainty associated with the potential economic impact of the outbreak.  The volatility in the Dow Industrial Average since the end of February 2020 has been largely attributed to the effects of the COVID-19 pandemic.  In response to the COVID-19 pandemic, President Trump invoked the Defense Production Act, codified at 50 U.S.C. §§ 4501 et seq. (the “Defense Production Act”). Pursuant to the, Defense Production Act the federal government may, among other things, require domestic industries to provide essential goods and services needed for the national defense. While we have not experienced any significant impact on our business as a result of the COVID-19 pandemic, we continue to assess the potential impact COVID-19 and the invocation of the Defense Production Act may have on our ability to effectively conduct our commercialization efforts and development programs and otherwise conduct our business operations as planned.  There can be no assurance that we will not be further impacted by the COVID-19 pandemic or by any action taken by the federal government under the Defense Production Act, including downturns in business sentiment generally or in our industry and business in particular.

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

The Nasdaq Stock Market has experienced significant volatility due to the COVID-19 pandemic, which has also impacted our stock price.  In addition, we have a limited public float and our stock price has experienced a significant decline since our corporate restructuring in 2019.  Between January 1, 2020 and June 30, 2020, our closing stock price has fluctuated from a high of $2.85 at January 10, 2020 to a low of $1.05 at March 23, 2020.  In addition, Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange.

On August 19, 2019, we received a written notice from Nasdaq staff indicating that, based on our stockholders’ deficit of $6.3 million as of June 30, 2019, we no longer meet the alternative compliance standards of market value of listed securities or net income from continuing operations for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. Based on our stockholders’ equity of $3.3 million as of June 30, 2020, we meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). However, there is no guarantee that we will continue to meet the listing requirement under Nasdaq Listing Rule 5550(b)(1), and if we fail to meet such requirement in the future, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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

In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock would be more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2020, in accordance with the NanoTx License Agreement, we issued 230,769 shares of our common stock to NanoTx pursuant to a private placement exemption under Regulation D of the Securities Act of 1933. We did not issue or sell any other unregistered equity securities during the quarter ended June 30, 2020.

Item 5. Other Information

We have used, and intend to continue to use, our Investor Relations website and social media sites, which may include Facebook, Instagram, LinkedIn, StockTwits, Twitter, Yahoo, and YouTube pages, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on such social media channels.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	10/08/2014

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	11/28/2017

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	07/25/2018

3.9	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	07/29/2019

4.1	Form of Common Stock Certificate.		10-K	001-34375 Exhibit 4.33	03/09/2018

4.2	Form of Series S Warrant.		S-1/A	333-219967 Exhibit 4.27	10/03/2017

4.3	Series S Warrant Agent Agreement between Plus Therapeutics, Inc. and Broadridge Corporation Issuer Solutions, Inc.		S-1/A	333-219967 Exhibit 4.32	10/03/2017

4.4	Form of Series T Warrant.		POS AM	333-224502 Exhibit 4.28	07/09/2018

4.5	Form of Series T Warrant Agreement between Plus Therapeutics, Inc. and Broadridge Corporation Issuer Solutions, Inc.		POS AM	333-224502 Exhibit 4.36	07/09/2018

4.6	Form of Series U Warrant.		S-1/A	333-229485 Exhibit 4.37	09/16/2019

4.7	Form of Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	04/23/2020

10.1	Second Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan		10-K	001-34375 Exhibit 10.25	03/30/2020

10.2	Plus Therapeutics, Inc. 2020 Stock Incentive Plan		S-8	001-34375 Exhibit 99.1	06/30/2020

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 10, 2020		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: August 10, 2020		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)