Form 10-Q
period 2020-09-30
PLUS THERAPEUTICS, INC.
filed 2020-10-22
CIK 1095981

0q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 14, 2020, there were 4,779,584 shares of the registrant’s common stock outstanding.

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

These statements include, without limitation, statements regarding: our anticipated expenditures, including research and development, sales and marketing, and general and administrative expenses; our ability to benefit from the NIH/NCI award for continued clinical development of RNL™ for recurrent glioblastoma; the ability of RNL™ to safely and effectively deliver radiation directly to the tumor at large doses; the duration of any therapies employing RNL™; our ability to expand testing of RNL™ to additional sites; the potential size of the market for our products; future development and/or expansion of our products and therapies in our markets; our ability to generate product or development revenues and the sources of such revenue; the amounts that we will be obligated to pay under license agreements; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report; our need for additional financing and the availability thereof; our ability to sell shares of common stock to Lincoln Park Capital Fund, LLC pursuant to the terms of the purchase agreement that we have entered into with them and our ability to register and maintain the registration of the shares issued and issuable thereunder; our anticipated use of the net proceeds from the potential sale of shares of our common stock to Lincoln Park Capital Fund, LLC; any changes to our interest expenses; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our expectations as to the impact of recently issued or adopted accounting standards; our expectations as to the impact of the COVID-19 pandemic on our business and operating results; our beliefs as to the impact of any liability that may arise as a result of any legal proceedings; and the potential enhancement of our cash position through development, marketing, and licensing arrangements. Our actual results will likely differ, perhaps materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our need and ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, competition within the regenerative medicine field, and the COVID-19 pandemic. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and under “Part II, Item 1A - Risk Factors” in this Quarterly Report on Form 10-Q.  These risks and uncertainties that could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.  We encourage you to read these risks carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	As of September 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,626	$17,552
Accounts receivable	—	1,169
Restricted cash	—	40
Inventories, net	107	107
Other current assets	916	957
Total current assets	8,649	19,825

Property and equipment, net	1,943	2,179
Operating lease right-of-use assets	671	781
Other assets	18	72
Goodwill	372	372
Total assets	$11,653	$23,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,083	$3,279
Operating lease liability	140	147
Term loan obligations, net of discount	6,181	11,060
Total current liabilities	8,404	14,486

Noncurrent operating lease liability	545	646
Warrant liability	83	6,929
Other noncurrent liabilities	—	8
Total liabilities	9,032	22,069

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,954 and 1,959 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,591,415 and 3,880,588 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	432,540	426,426
Accumulated deficit	(429,924)	(425,270)
Total stockholders’ equity	2,621	1,160
Total liabilities and stockholders’ equity	$11,653	$23,229

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Development revenues:
Government contracts and other	$—	$4,771	$303	$5,810
Operating expenses:
Research and development	336	921	1,604	3,636
In process research and development acquired from NanoTx	—	—	781	—
Sales and marketing	104	94	319	305
General and administrative	956	1,076	3,788	3,313
Total operating expenses	1,396	2,091	6,492	7,254
Operating income (loss)	(1,396)	2,680	(6,189)	(1,444)

Other income (expense):
Interest income	2	6	47	20
Interest expense	(253)	(366)	(854)	(1,477)
Change in fair value of warrants	(81)	(561)	2,342	(69)
Warrant issuance cost	—	(1,233)	—	(1,233)
Total other income (expense)	(332)	(2,154)	1,535	(2,759)
Income (Loss) from continuing operations	(1,728)	526	(4,654)	(4,203)
Loss from discontinued operations	—	—	—	(7,568)
Net income (loss)	$(1,728)	$526	$(4,654)	$(11,771)

Income (Loss) from continuing operations	$(1,728)	$526	$(4,654)	$(4,203)
Beneficial conversion feature for convertible preferred stock	—	(554)	—	$(554)
Net loss allocable to common stockholders - continuing operations	$(1,728)	$(28)	$(4,654)	$(4,757)
Net loss allocable to common stockholders - discontinued operations	$—	$—	$—	$(7,568)

Basic and diluted net loss per share attributable to common stockholders - continuing operations	$(0.39)	$(0.03)	$(1.13)	$(8.78)
Basic and diluted net loss per share attributable to common stockholders - discontinued operations	$—	$—	$—	$(13.97)
Net loss per share, basic and diluted	$(0.39)	$(0.03)	$(1.13)	$(22.75)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	4,402,221	826,548	4,113,928	541,777

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

						Accumulated
	Convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2018	4,606	$—	296,609	$—	$418,390	$1,218	$(414,383)	$5,225
Share-based compensation	—	—	—	—	49	—	—	49
Sale of common stock, net	—	—	139,855	—	1,873	—	—	1,873
Conversion of Series B Convertible Preferred Stock into common stock	(66)	—	1,653	—	—	—	—	—
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(3,150)	(3,150)
Balance at March 31, 2019	4,540	$—	438,117	$—	$420,312	$1,078	$(417,533)	$3,857
Share-based compensation	—	—	—	—	28	—	—	28
Sale of common stock, net	—	—	5,000	—	64	—	—	64
Foreign currency translation adjustment and accumulated other comprehensive income	—	—	—	—	—	(1,078)	—	(1,078)
Net loss	—	—	—	—	—	—	(9,147)	(9,147)
Balance at June 30, 2019	4,540	$—	443,117	$—	$420,404	$—	$(426,680)	$(6,276)
Share-based compensation	—	—	—	—	29	—	—	29
Sale of common stock, pre-funded warrants and warrants for common stock, net of offering costs of $0.6 million	—	—	2,000,510	3	4,594	—	—	4,597
Conversion of Series B and Series C convertible preferred stock into common stock	(2,581)	—	332,546	—	—	—	—	—
Exercise of warrants			65,415		490	—	—	490
Warrant derivative liability reclasssified to equity due to exercise of warrants	—	—	—	—	794	—	—	794
Beneficial conversion feature related to Series C Convertible Preferred Stock	—	—	—	—	554	—	—	554
Accretion of beneficial conversion feature related to Series C Convertible Preferred Stock	—	—	—	—	(554)	—	—	(554)
Net income	—	—	—	—	—	—	526	526
Balance at September 30, 2019	1,959	$—	2,841,588	$3	$426,311	$—	$(426,154)	$160

Balance at December 31, 2019	1,959	$—	3,880,588	$4	$426,426	$—	$(425,270)	$1,160
Share-based compensation	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	(1,087)	(1,087)
Balance at March 31, 2020	1,959	$—	3,880,588	$4	$426,438	$—	$(426,357)	$85
Issuance of common stock for exercise of warrants	—	—	162,500	—	366	—	—	366
Reclassification of warrant liabilities	—	—	—	—	4,264	—	—	4,264
Issuance of common stock for in process research and development acquired from NanoTx Therapeutics	—	—	230,769	—	381	—	—	381
Share-based compensation	—	—	—	—	43	—	—	43
Net loss	—	—	—	—	—	—	(1,839)	(1,839)
Balance at June 30, 2020	1,959	$—	4,273,857	$4	$431,492	$—	$(428,196)	$3,300
Issuance of common stock for exercise of warrants	—	—	317,521	1	714	—	—	715
Reclassification of warrant liabilities	—	—	—	—	240	—	—	240
Conversion of Series B convertible preferred stock into common stock	(5)	—	37	—	—	—	—	—
Share-based compensation	—	—	—	—	94	—	—	94
Net loss	—	—	—	—	—	—	(1,728)	(1,728)
Balance at September 30, 2020	1,954	$—	4,591,415	$5	$432,540	$—	$(429,924)	$2,621

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows used in operating activities:
Net loss	$(4,654)	$(11,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273	778
Amortization of deferred financing costs and debt discount	428	354
In process research and development acquired from NanoTx Therapeutics	781	—
Noncash lease expenses	2	22
Change in fair value of warrants	(2,342)	69
Share-based compensation expense	149	106
Loss on sale of business	—	6,508
Allocation of issuance costs associated with warrants	—	1,233
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	1,169	(4,851)
Inventories	—	274
Other current assets	516	252
Other assets	54	298
Accounts payable and accrued expenses	(1,586)	(297)
Deferred revenues	—	29
Other long-term liabilities	—	54
Net cash used in operating activities	(5,210)	(6,942)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(37)	(8)
In process research and development acquired from NanoTx Therapeutics	(400)	—
Proceeds from sale of business	—	5,637
Net cash provided by (used in) investing activities	(437)	5,629
Cash flows used in financing activities:
Principal payments of long-term obligations	(5,307)	(3,490)
Payment of financing lease liability	(93)	(75)
Proceeds from exercise of warrants	1,081	491
Proceeds from sale of common stock, net	—	15,964
Net cash provided by (used in) financing activities	(4,319)	12,890
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net increase (decrease) in cash and cash equivalents	(9,966)	11,573
Cash, cash equivalents, and restricted cash at beginning of period	17,592	5,301
Cash, cash equivalents, and restricted cash at end of period	7,626	16,874
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$470	$1,071
Supplemental schedule of non-cash investing and financing activities:
Issuance costs paid in common stock	$463	$—
Common stock issued in payment for in process research and development	$381	$—
Offering cost paid in warrants	$—	$213
Unpaid offering costs	$12	$403

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2020

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

The accompanying consolidated condensed financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The consolidated condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at December 31, 2019 but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc., and its subsidiaries (collectively, the “Company”) have been included.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020.

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

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption is permitted beginning in 2019. The Company plans to adopt the new guidance on January 1, 2023, and it does not expect that adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13 (ASU 2018-13), Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-13 as of January 1, 2020, which did not have a material impact on the Company's financial statements.

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

The Company incurred net losses of $1.7 million and $4.7 million for the three and nine months ended September 30, 2020, respectively.  The Company had an accumulated deficit of $429.9 million as of September 30, 2020.  Additionally, it used net cash of $5.2 million to fund its operating activities for the nine months ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To date, these operating losses have been funded primarily from outside sources of invested capital, proceeds raised from the Loan and Security Agreement, and gross profits.  The Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund its future clinical development programs and other operations. The Company anticipates using its new equity line facility entered into on September 30, 2020 with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (Note 11) to raise additional cash. The Company’s inability to raise additional cash would have a material and adverse impact on its business and operations and would cause it to default on its loan.

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

The estimated fair value of the Series T Warrants as of September 30, 2020 and December 31, 2019 was determined by using an option pricing model with the following assumptions. The Series T Warrants will be marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations and comprehensive loss.

	As of September 30, 2020	As of December 31, 2019
Expected term	0.55 years	1.1 years
Common stock market price	$2.56	$2.40
Risk-free interest rate	0.11%	1.59%
Expected volatility	128%	168%
Resulting fair value (per warrant)	$1.04	$1.47

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

	As of September 30, 2020	As of December 31, 2019
Expected term	4 years	4.75 years
Common stock market price	$2.56	$2.40
Risk-free interest rate	0.22%	1.68%
Expected volatility	146%	135%
Resulting fair value (per warrant)	$2.21	$1.94

The following table summarizes the change in Level 3 warrant liability value (in thousands):

	Three Months Ended		Nine Months Ended
Warrant liability	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance	$242	$424	$6,929	$916
Issuance	—	10,215	—	10,215
Exercise/settlement	—	(794)	—	(794)
Change in fair value	81	561	(2,342)	69
Reclassification to equity	(240)	—	(4,504)	—
Ending balance	$83	$10,406	$83	$10,406

5.	Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement, pursuant to which it funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, as amended, the Company is required to make interest only payments through May 1, 2021 and thereafter it is required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through September 1, 2024, the maturity date. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment in an aggregate amount equal to approximately $3.2 million. In connection with the Term Loan, on May 29, 2015, the Company issued to Oxford warrants to purchase an aggregate of 188 shares of the Company’s common stock at an exercise price of $5,175 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

From September 2017 to March 2019, the Company entered into a total of seven amendments to the Term Loan which, amongst other things, extended the interest only period, required repayment of $3.1 million using the proceeds received from sale of the Company’s former UK and Japan subsidiaries as described in Note 1, increased the final payment, increased the final payment fee upon maturity or early repayment of the Term Loan, and increased the minimum liquidity covenant level to $2.0 million.

On March 29, 2020, the Company entered into the Ninth Amendment of the Loan and Security Agreement (“Ninth Amendment”), pursuant to which Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021 and extended the term of the Term loan from September 1, 2021 to September 1, 2024.  In addition, pursuant to the Ninth Amendment, on April 1, 2020, the Company made a $5.0 million paydown of principal upon execution of the Ninth Amendment and $0.3 million of related final payment. After giving effect to this payment, there is $4.3 million of principal outstanding under the Loan Agreement. In addition, an amendment fee of $1.0 million will be payable in connection with the Amendment at the earlier of the maturity date, acceleration of the loans and the making of certain prepayments. All other major terms remained consistent.

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

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3 million. As of September 30, 2020, there was $4.3 million principal amount outstanding under the Term Loan, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the three months ended September 30, 2020 and 2019 was $0.3 million and $0.4 million, respectively. The Company’s interest expense for the nine months ended September 30, 2020 and 2019 was $0.9 million and $1.5 million, respectively. Interest expense is calculated using the effective interest method, therefore it is inclusive of non-cash amortization in the amount of $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, and $0.4 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of September 30, 2020, the Company has not received any notification or indication from Oxford to invoke the material adverse change clause. However, due to the Company’s current cash flow position and the substantial doubt about its ability to continue as a going concern, the entire principal amount of the Term Loan is presented as short-term. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.

6.	Revenue Recognition

Development Revenue

The Company received revenue for tasks performed under research and development agreements with governmental agencies, like BARDA, which is outside of the scope of the new revenue recognition guidance. Revenues derived from reimbursement of direct out-of-pocket expenses for research costs associated with government contracts are recorded as government contracts and other within development revenues.  Government contract revenue is recorded at the gross amount of the reimbursement. The costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s consolidated condensed statements of operations and comprehensive loss.

The BARDA contract was terminated by the U.S. Department of Health and Human Services effective in December 2019 and the contract close out process was completed during the three months ended September 30, 2020. During the three and nine months ended September 30, 2020, the Company recognized $0 and $0.3 million in development revenue and related costs related to unreimbursed costs prior to termination of the contract, respectively.

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

There were no assets or liabilities related to discontinued operations as of September 30, 2020 or December 31, 2019.

The following table summarizes the results of discontinued operations for the nine months ended September 30, 2019 (in thousands). Discontinued operations did not have an impact on the Company’s results of operations during the three months ended September 30, 2019, or the three and nine months ended September 30, 2020.

Nine Months Ended September 30, 2019

Product revenue	$901
Cost of revenue	857
Gross profit	44
Operating expenses:
Research and development	656
Sales and marketing	411
General and administrative	185
Total operating expenses	1,252
Operating loss	(1,208)
Other income (expense)	140
Loss from discontinued operations	$(1,068)

During the nine months ended September 30, 2019, revenues from discontinued operations were related to the cell therapy business. Because of the sale of the cell therapy business to Lorem and Mr. Shirahama, all product revenue and costs of product revenues for these periods have been recorded in loss from discontinued operations in the consolidated condensed statements of operations and comprehensive loss.

Included in the statements of cash flows are the following non-cash adjustments related to the discontinued operations (in thousands):

	Nine Months Ended September 30,
	2020	2019
Depreciation and amortization	$—	$467

8.	Loss per Share

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

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2020	2019
Outstanding stock options	531,336	254,000
Outstanding warrants	3,121,125	3,637,000
Preferred stocks	422,985	298,000
Total	4,075,446	4,189,000

9.	Commitments and Contingencies

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

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets (in thousands, except year and rates):

As of September 30, 2020
Assets
Operating	$671
Financing	39
Total leased assets	$710

Liabilities
Current:
Operating	$140
Financing	39
Noncurrent:
Operating	545
Financing	—
Total lease liabilities	$724

Weighted-average remaining lease term (years) - operating leases	6.53
Weighted-average remaining lease term (years) - finance leases	0.37
Weighted-average discount rate - operating leases	7.9%
Weighted-average discount rate - finance leases	5.0%

The table below summarizes the Company’s lease costs from its consolidated condensed statement of operations and comprehensive loss, and cash payments from its consolidated condensed statement of cash flows during the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease expense:
Operating lease expense	$52	$56	$160	$169
Finance lease expense:
Depreciation of right-of-use assets	32	32	95	85
Interest expense on lease liabilities	1	2	4	7
Total lease expense	$85	$90	$259	$261

Cash payment information:
Operating cash used for operating leases	$56	$38	$155	$147
Financing cash used for financing leases	42	1	93	75
Total cash paid for amounts included in the measurement of lease liabilities	$98	$39	$248	$222

Total rent expense for the three and nine months ended September 30, 2020 was $48,000 and $177,000, respectively, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating and financing leases at September 30, 2020 are as follows in (thousands):

	Financing Leases	Operating Leases

Remaining 2020	$32	$49
2021	7	183
2022	—	123
2023	—	100
Thereafter	—	447
Total minimum lease payments	$39	$902
Less: amount representing interest	—	(217)
Present value of obligations under leases	39	685
Less: current portion	39	(140)
Noncurrent lease obligations	$—	$545

Other commitments

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of September 30, 2020, the Company did not have obligations related to its clinical research agreements.

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

On May 7, 2020, all closing conditions under the NanoTx License Agreement were satisfied and the Company paid an upfront payment of $400,000 in cash and issued 230,769 shares of its common stock to NanoTx. Cash and the fair value of common stock issued totaled $781,000 and is recorded as in-process research and development expenses in the consolidated condensed statement of operations and comprehensive loss for the three and nine months ended September 30, 2020.  Pursuant to the terms of the NanoTx License Agreement, the Company may be required to pay up to $136.5 million in development and sales milestone payments and a tiered single-digit royalty on U.S. and European sales.

11.	Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.  There were no shares of Series A 3.6% Convertible Preferred Stock outstanding as of September 30, 2020 or December 31, 2019. There were 1,016 and 1,021 shares of Series B Convertible Preferred Stock outstanding as of each of September 30, 2020 and December 31, 2019, respectively. There were 938 shares of Series C Preferred Stock outstanding as of September 30, 2020 and December 31, 2019.

As of September 30, 2020, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 416,889 shares of common stock, and 1,016 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 6,096 shares of common stock.  In April 2020, in connection with the Warrant Amendments (defined below), the conversion price of the Series C Preferred Stock was reduced from $3.2132 per share to $2.25 per share.

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

As of September 30, 2020, there were 3,787,350 outstanding Series T Warrants that can be exercised into an aggregate of 75,747 shares of common stock.

On September 25, 2019, the Company completed an underwritten public offering. The Company issued 289,000 shares of its common stock, along with pre-funded warrants to purchase 2,711,000 shares of its common stock and Series U Warrants to purchase 3,450,000 shares of its common stock at $5.00 per share. The Series U Warrants have a term of five years from the issuance date. In addition, the Company issued warrants to H.C. Wainwright & Co., LLC, as representatives of the underwriters, to purchase 75,000 shares of its common stock at $6.25 per share with a term of 5 years from the issuance date, in the form of Series U Warrants (the “Representative Warrants”).

In accordance with authoritative guidance, the pre-funded warrants are classified as equity. The Series U Warrants and the Representative Warrants are classified at issuance as liabilities due to a contingent obligation for the Company to settle the Series U Warrants with cash upon certain change in control events.

Between April and September 2020, the Company entered into revised warrant agreements with the holders of 3,447,500 Series U Warrants (“Warrant Amendments”). In return for reducing the strike price of the warrants to $2.25 per share, the warrant holders agreed to amend the settlement provisions upon a fundamental transaction such that the warrants would meet the requirements to be classified within stockholders’ equity. In September 2020, the Company entered into revised warrant agreements for the Representative Warrants that reduced the strike price of the warrants to $2.81 per share, and the warrant holders agreed to amend the settlement provisions upon a fundamental transaction such that the Representative Warrants would meet the requirements to be classified within stockholders’ equity. Accordingly, approximately $4.5 million of warrant liability was reclassified to the stockholders’ equity section of the balance sheet on the respective effective date of the Warrant Amendment. In addition, approximately $0.7 million of other income representing change in the fair value of amended warrants from April 1, 2020 to the respective effective date of the Warrant Amendments is recorded in the consolidated condensed statement of operations and comprehensive loss for the nine months ended September 30, 2020.

As of September 30, 2020, there were 3,045,000 outstanding Series U Warrants which can be exercised into an aggregate of 3,045,000 shares of common stock.

Common Stock

On September 21, 2018, the Company entered into a purchase agreement (the “2018 Purchase Agreement”) with Lincoln Park pursuant to which the Company had the right to sell to Lincoln Park and Lincoln Park was obligated to purchase up to $5.0 million of shares of the Company’s common stock over the 24-month period following October 15, 2018. Through December 31, 2018, the Company sold a total of 12,802 shares for proceeds of approximately $0.3 million through the 2018 Purchase Agreement. During the year ended December 31, 2019, the Company sold a total of 32,170 shares for proceeds of approximately $0.3 million. The Company believes there is no amount remaining available under this financing facility as of September 30, 2020.

On September 30, 2020, the Company entered into a new purchase agreement (the “2020 Purchase Agreement”) and registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $25.0 million of the Company’s common stock. Under the terms and subject to the conditions of the 2020 Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $25.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that the registration statement covering the resale of shares of common stock that have been and may be issued under the 2020 Purchase Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. As of September 30, 2020, the Company has not sold any shares of common stock under the 2020 Purchase Agreement.

The 2020 Purchase Agreement provides that the number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $500,000 per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the 2020 Purchase Agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the 2020 Purchase Agreement. There are no trading volume requirements or restrictions under the Lincoln Park Purchase Agreement. There is no upper limit on the price per share that Lincoln Park must pay for common stock under a regular purchase or an accelerated purchase and in no event will shares be sold to Lincoln Park on a day when the Company’s common stock closing sale price is less than $0.25 per share.

On June 16, 2020, the Company received stockholder approval pursuant to Nasdaq Listing Rules 5635(a), 5635(b) and 5635(d) to permit issuances of the Company’s common stock (including the issuance of more than 19.99% of the Company’s common stock) to Lincoln Park pursuant to the 2020 Purchase Agreement.  Based on the closing price of the Company’s common stock of $1.05 per share on March 16, 2020 (the Company’s lowest closing sale price since January 1, 2020 as reported on Nasdaq.com) the maximum number of shares the Company could issue and sell under the 2020 Purchase Agreement is approximately 23.8 million shares.  Accordingly, the Company requested and received stockholder approval for the issuance of up to 23.8 million shares of the Company’s common stock under the 2020 Purchase Agreement. The Company would seek additional stockholder approval before issuing more than 23.8 million shares.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions.

Actual sales of shares of common stock to Lincoln Park under the 2020 Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The net proceeds under the 2020 Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. On October 2, 2020, the Company issued 180,701 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2020 Purchase Agreement. The $0.5 million fair value of the commitment fee shares was recorded as other current assets as of September 30, 2020, and the Company expects to sell its common stock pursuant to the 2020 Purchase Agreement during the three months ending December 31, 2020.

12.	Stock-based Compensation

On February 6, 2020, the Company amended the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”) to increase the total number of shares of common stock reserved for issuance under the plan by 250,000 shares. Awards may only be granted under the 2015 Plan to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of September 30, 2020 there were 210,389 shares of common stock remaining and available for future issuances under the 2015 Plan.

On June 16, 2020, the stockholders of the Company approved the Company’s 2020 Stock Incentive Plan (“2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan. The 2020 Plan provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock. The 2020 Plan provides for the issuance of up to 550,000 shares of common stock, and the number of shares available for issuance will be increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of September 30, 2020, there were 159,939 shares of common stock remaining and available for future issuances under the 2020 Plan.

A summary of activity for the nine months ended September 30, 2020 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,865	$2,968.22
Granted	530,000	$2.12
Cancelled/forfeited	(529)	$2,486.82
Outstanding as of September 30, 2020	531,336	$10.01	$233,000
Vested as of September 30, 2020	39,114	$106.86	$17,500
Vested and expected to be vested as of September 30, 2020	482,121	$10.66	$211,500

As of September 30, 2020, the total compensation cost related to non-vested stock options not yet recognized for the Company’s plans is approximately $786,000, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.99 years.

13.	COVID-19 Pandemic and CARES Act

A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020.   COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions have taken action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, the Company put restrictions on employee travel and working from its executive offices with many employees continuing their work remotely.  While the Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, the Company has not yet experienced a significant impact on its business and operations.  However, the Company may experience disruptions that could adversely impact its business operations as well as its preclinical studies and clinical trials. The Company is currently continuing the clinical trials it has underway in sites across the U.S., and, although there has been no significant impact to date, the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials.  Some of the Company’s clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, have implemented a 14-day self-quarantine before appointments.  In addition, some clinical trial sites have imposed limited accessibility to conduct clinical monitoring and training on-site. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its consolidated condensed financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on the Company’s income tax provision for the three and nine months ended September 30, 2020.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the following sections:

•	Overview that discusses our business and some of the relevant trends.
•	Results of Operations that includes a detailed discussion of our revenue and expenses.
•	Liquidity and Capital Resources which discusses key aspects of our statements of cash flows, changes in our financial position and our financial commitments.
•

Significant changes since our most recent Annual Report on Form 10-K in the Critical Accounting Policies and Significant Estimates that we believe are important to understanding the assumptions and judgments underlying our financial statements.

Overview

Plus Therapeutics, Inc. is a clinical-stage pharmaceutical company focused on the development, manufacture and commercialization of complex and innovative treatments for patients battling cancer and other life-threatening diseases.

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

Plus’ current pipeline includes three clinical stage drugs:

•

Rhenium NanoLiposomes (RNL™), a novel liposomal radiotherapeutic, the lead indication is recurrent glioblastoma (rGBM) that is currently being evaluated in the U.S. NIH/NCI-supported, multi-center ReSPECT™ Phase 1 dose finding clinical trial;

•	DocePLUS™, a novel liposomal chemotherapeutic, which has completed a U.S. Phase 1 clinical trial; and
•	DoxoPLUS™, a novel liposomal chemotherapeutic, clinical bioequivalence demonstrated to Janssen’s CAELYX® in ovarian cancer patients.

BMEDA-Chelated Rhenium NanoLiposomes (RNL™), is our lead drug asset and is initially being developed for recurrent glioblastoma. RNL™ was part of the licensed radiotherapeutic portfolio that we acquired from NanoTx, Corp. (“NanoTx”) on May 7, 2020. The licensed radiolabeled nanoliposome platform includes nanoliposome-encapsulated radionucleotides for several cancer targets and was developed by a multi-institutional consortium based in Texas at the Mays Cancer Center / UT Health San Antonio MD Anderson Cancer Center led by Dr. Andrew Brenner, MD, PhD, who is the Kolitz Chair in Neuro-Oncology Research and Co-Leader of the Experimental and Developmental Therapeutics Program. The licensed technology was previously funded by both the National Institutes of Health/National Cancer Institute (NIH/NCI) and the Cancer Prevention and Research Institute of Texas (CPRIT).  Dr. Brenner’s RNL research program has an active $3M award from NIH/NCI which will financially support the continued clinical development of RNL for recurrent glioblastoma.

In treating recurrent glioblastoma, RNL™ is infused directly into the brain tumor via precision brain mapping and convection enhanced delivery technology that allows delivery of very high doses of radiation in patients whose cancer has recurred following initial surgical resection and treatment with chemo radiation. RNL™ is intended to safely and effectively deliver a dose of radiation directly to the tumor that is up to 15-20 times greater than that currently being given to patients using external beam radiation therapy.

Furthermore, unlike standard external beam radiation therapy (EBRT) that is delivered day after day for weeks in order to achieve a tolerated cumulative dose, RNL™ is administered to the patient in a single procedure during a 4-day hospital stay.  RNL™ has a number of technical features that give it advantages over other approaches to treating glioblastoma and potentially other tumors. First, very high doses of Rhenium beta radiation, perhaps up to 15-20 times greater than EBRT, are delivered. Second, the Rhenium-186 isotope is a dual energy emitter. It's made in a nuclear reactor and delivers both a beta particle, or high energy free electron to kill rapidly dividing cancer cells, but it also emits a gamma particle for imaging person purposes, so doctors know with precision where the radiation is at any time during and after treatment. Third, it has a long half-life, or time on tumor, of approximately 90 hours.   Fourth, RNL™ is delivered beyond the blood-brain barrier directly to the tumor with novel delivery and imaging technologies. Fifth, it has tumor micro fields that increase each Rhenium’s atom another 2 to 4 millimeters to help reach a residual non-enhancing tumor. Sixth, it’s metabolized safely by the kidneys without collateral damage to local structures and radio sensitive organs such as bone marrow, very similar to I-131 for thyroid cancer.

Recurrent glioblastoma is a cancer that affects about 12,000 people per year in the U.S. and for which there are currently few approved treatments that in aggregate provide only a marginal survival benefit. And notably, essentially all primary tumors recur after initial treatment. Even today, EBRT is the most effective component of the standard multimodal therapeutic regime used to treat glioblastoma. Multiple randomized studies show five-month improvement in survival with EBRT compared to an additional 2.5 months with the addition of chemotherapy and 3 months for tumor treating fields.

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

In terms of the current clinical trial status, we are currently in a U.S. FDA approved Phase 1 dose finding study at two sites in Texas at UT Health San Antonio and UT Southwestern Medical Center in Dallas, with plans underway to expand to one additional sites in Texas, MD Anderson in Houston. Thus far, we have completed the fifth dosing escalation cohort. The radiation dose in the current cohort is now at approximately 15 times the dose that is typically delivered by EBRT.

Current activities related to both DocePLUS and DoxoPLUS are restricted to the identification of potential partners for these two drugs.

Recent Developments

Lincoln Park Purchase Agreement

On September 30, 2020, we entered into a purchase agreement (the “2020 Purchase Agreement”) and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $25.0 million of our common stock. Under the terms and subject to the conditions of the 2020 Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $25.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the date that the registration statement covering the resale of shares of common stock that have been and may be issued under the 2020 Purchase Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The number of shares we may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of our common stock at the time of sale and subject to a maximum limit of $500,000 per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of our common stock immediately preceding the time of sale as computed under the 2020 Purchase Agreement. In addition to regular purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the 2020 Purchase Agreement. We agreed to issue 180,701 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the 2020 Purchase Agreement.

Fast Track Designation

On September 4, 2020, we were granted Fast Track designation from the U.S. Food and Drug Administration (FDA) for our lead investigational drug, Rhenium NanoLiposomes (RNL™), for the treatment of patients with recurrent glioblastoma. As previously reported, we also received orphan drug designation from the FDA for RNL for the treatment of patients with glioblastoma.

Fast Track designation confers several benefits to the drug development program including 1) more frequent meetings with the FDA to discuss the drug's development plan, 2) more frequent written communication from the FDA about such things as the design of the proposed clinical trials and use of biomarkers, 3) eligibility for Accelerated Approval and Priority Review, if relevant criteria are met, and 4) Rolling Review, which means that a drug company can submit completed sections of its New Drug Application (NDA) for review by the FDA, rather than waiting until every section of the NDA is completed before the entire application can be reviewed. NDA review usually does not begin until the drug company has submitted the entire application to the FDA.

COVID-19 Impact

A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020.   COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions have taken action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have put restrictions on employee travel and working from our executive offices with many employees continuing their work remotely.  While we have implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, we have not yet experienced a significant impact on our business and operations.  However, we may experience disruptions that could adversely impact our business operations as well as our preclinical studies and clinical trials. We are currently continuing the clinical trials we have underway in sites across the U.S., and we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials.  Some of our clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, have implemented a 14-day self-quarantine before appointments.  In addition, some clinical trial sites have imposed limited accessibility to conduct clinical monitoring and training on-site. We considered the impacts of COVID-19 on the assumptions and estimates used to prepare our financial statements and determined that there were no material adverse impacts on our results of operations and financial position at September 30, 2020.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. For example, as certain states and regions across the United States have relaxed various restrictions on businesses and other activities, it is uncertain whether and to what extent federal, state, or local governments may reinstate additional restrictions and safety protocols in response to any increases in COVID-19 cases. As such, it is uncertain as to the full magnitude that the pandemic will have on our operations, including our preclinical studies and clinical trials, financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our clinical program and timeline, financial condition, liquidity, operations, suppliers, industry, and workforce. We continue to evaluate the extent to which delays as a result of COVID-19 will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for fiscal year 2020.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on our income tax provision for the three and nine months ended September 30, 2020.  We continue to evaluate the impact of the CARES Act on our financial position, results of operations and cash flows.

Results of Operations

Development revenues

Under our government contract with BARDA, we recognized a total of $0 and $0.3 million in revenues for the three and nine months ended September 30, 2020, and $0 and $0.3 million in qualified expenditures for those periods. The BARDA contract was terminated in December 2019 and the contract close out process was completed during the three months ended September 30, 2020.

Development revenue for the nine months ended September 30, 2019 included $4.6 million of revenue recognized under the BARDA contract based on retrospective changes in indirect cost rates during fiscal years 2012 through 2019.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing and enhancement of our products, payment of regulatory fees, laboratory supplies, pre-clinical studies and clinical studies.

The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$325	$911	$1,585	$3,604
Share-based compensation	11	10	19	32
Total research and development expenses	$336	$921	$1,604	$3,636

The decrease in research and development expenses for the three and nine months ended September 30, 2020 as compared to the same period in 2019 is due primarily to decreased professional services as a result of discontinuing manufacturing subsequent to sale of our former cell therapy business, as well as reduction in research and development expenses related to Doceplus and Doxoplus.

We expect aggregate research and development expenditures to increase during the remainder of 2020 due to the expected costs of development of the RNL™ therapy acquired from NanoTx.

In process research and development acquired from NanoTx

In process research and development acquired from NanoTx in the amount of $781,000 represents the upfront cash payment and fair value of 230,769 shares of common stock, with fair value of $1.65 per share, issued to NanoTx in accordance with the terms of the License Agreement.

Sales and marketing expenses

Sales and marketing expenses include costs of marketing personnel, events and tradeshows, primary and secondary market research, and product and service promotion.  The following table summarizes the components of our sales and marketing expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and marketing	$100	$92	$313	$296
Share-based compensation	4	2	6	9
Total sales and marketing expenses	$104	$94	$319	$305

Sales and marketing expenses remained generally consistent for the three and nine months ended September 30, 2020 compared with the same period of 2019.

We expect sales and marketing expenditures to remain generally consistent on a quarterly basis for the remainder of 2020 as compared with the quarter ended September 30, 2020.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$877	$1,059	$3,664	$3,248
Share-based compensation	79	17	124	65
Total general and administrative expenses	$956	$1,076	$3,788	$3,313

General and administrative expenses decreased by $0.1 million during the three months ended September 30, 2020, as compared to the same period in 2019 due to reduction of $0.1 million of legal and professional fees in the three months ended September 30, 2020. General and administrative expenses increased by $0.5 million during the nine months ended September 30, 2020, as compared to the same period in 2019 due to increase of $0.5 million of legal and professional fees in the nine months ended September 30, 2020.

We expect general and administrative expenditures to remain generally consistent on a quarterly basis for the remainder of 2020 as compared with the quarter ended September 30, 2020.

Share-based compensation expense

Share-based compensation expense includes charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$11	10	$19	32
Sales and marketing	4	2	6	9
General and administrative	79	17	124	65
Total share-based compensation	$94	$29	$149	$106

On June 16, 2020, our stockholders approved the 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan replaced our 2014 Equity Incentive Plan. Pursuant to the 2020 Plan, we reserved for issuance 550,000 shares of our common stock for future awards, and granted 444,000 options to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted options will continue to vest in accordance with their original terms. As of September 30, 2020, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $786,000 which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.99 years.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$2	$6	$47	$20
Interest expense	(253)	(366)	(854)	(1,477)
Change in fair value of warrants	(81)	(561)	2,342	(69)
Warrant issuance cost	—	(1,233)	—	(1,233)
Total	$(332)	$(2,154)	$1,535	$(2,759)

The decrease in interest expense for the three and nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the repayments of debt principal of $3.1 million in April 2019 and $5.0 million in April 2020. The changes in fair value of our warrant liabilities are primarily due to fluctuations in the valuation inputs for the warrants. See Note 4 to the consolidated condensed financial statements included elsewhere herein for disclosure and discussion of our warrant liabilities.

We expect interest expense in 2020 to decrease as compared with 2019 due to principal repayment of $5.0 million on April 1, 2020. In April, June, July and September 2020, we entered into revised warrant agreements with the holders of 3,447,500 Series U warrants and in September 2020, we entered into revised warrant agreements for 75,000 of Representative Warrants. In return for reducing the strike price of the warrants, the warrant holders agreed to amend the settlement provisions upon fundamental transactions. The amended Series U warrants meet the requirements for equity classification under authoritative accounting guidance and are no longer subject to mark to market accounting post amendment.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Cash and cash equivalents	$7,626	$17,552

Current assets	$8,649	$19,825
Current liabilities	8,404	14,486
Working capital	$245	$5,339

We incurred net losses of $4.7 million for the nine months ended September 30, 2020.  We have an accumulated deficit of $429.9 million as of September 30, 2020. Additionally, we used net cash of $5.2 million to fund our operating activities for the nine months ended September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern.

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

On September 30, 2020, we entered into the 2020 Purchase Agreement and a registration rights agreement pursuant to which Lincoln Park committed to purchase up to $25.0 million of our common stock. Under the terms and subject to the conditions of the 2020 Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $25.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on the date that the registration statement covering the resale of shares of common stock that have been and may be issued under the 2020 Purchase Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The net proceeds under the 2020 Purchase Agreement will depend on the frequency and prices at which we sell shares of our common stock to Lincoln Park.  We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes.

On March 29, 2020, we entered into the Ninth Amendment, pursuant to which, among other things, Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021. In addition, on April 1, 2020, we made a $5.0 million paydown of principal upon execution of the Ninth Amendment.  As a result of this Ninth Amendment, the term of the Term Loan has been extended from September 1, 2021 to September 1, 2024, with all other major terms remained consistent.

In September 2019, we finalized the indirect cost rate under the BARDA Agreement for indirect costs incurred during the years 2012 through 2019, which resulted in approximately $4.6 million of revenue recognized during the year ended December 31, 2019. The BARDA contract was terminated in December 2019 and the contract close out process was completed during the three months ended September 30, 2020.

In September 2019, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC (the “Representative”), as representative of the underwriters (the “Underwriters”), pursuant to which we sold in an underwritten public offering an aggregate of (i) 289,000 Class A Units, each consisting of one share of our common stock, par value $0.001 per share, and one Series U warrant to purchase one share of common stock, and (ii) 2,711,000 Class B Units, each consisting of one pre-funded Series V warrant to purchase one share of common stock and one Series U warrant to purchase one share of common stock at a public offering price of $5.00 per Class A Unit and $4.9999 per Class B Unit (“September 2019 Offering”). In addition, we granted the Underwriters a 45-day option to purchase up to an additional 450,000 shares of our common stock and/or Series U warrants at the public offering price, less the underwriting discounts and commissions.  The Underwriters exercised their option to purchase an additional 450,000 Series U warrants. We also issued to the Representative warrants (in the form of the Series U warrants) to purchase 75,000 shares of common stock with an exercise price of $6.25 per share of common stock (“Representative Warrants”). In September 2020, we entered into revised warrant agreements for the Representative Warrants that reduced the strike price of the warrants to $2.82 per share.

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

Cash provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019 is summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(5,210)	$(6,942)
Net cash provided by (used in) investing activities	(437)	5,629
Net cash provided by (used in) financing activities	(4,319)	12,890
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net increase (decrease) in cash and cash equivalents	$(9,966)	$11,573

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $5.2 million compared to $6.9 million in the same period of 2019. Overall, our operational cash use decreased during the nine months ended September 30, 2020 as compared to the same period in 2019, due primarily to timing of cash payments made for operating assets and liabilities.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2020 was primarily related to cash payments made for in process research and development assets from NanoTx, and purchases of fixed assets. Net cash provided by investing activities for the nine months ended September 30, 2019 were related to the sale of the cell therapy business for gross proceeds of $5.6 million.

Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2020 was related to repayment of $5.0 million of the Term Loan in April 2020, and cash payments for our finance leases, offset by cash proceeds received from warrant exercises of $1.1 million. Net cash used in financing activities for the nine months ended September 30, 2019 was primarily related to net proceeds received in the September 2019 Offering and sale of common stock under the Lincoln Park Purchase Agreement of $16.0 million, proceeds from exercise of warrants of $0.5 million, offset by the principal payment of long-term obligations of $3.5 million.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and there have been no material changes during the nine months ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in routine litigation incidental to the conduct of our business. As of September 30, 2020, we were not a party to any material legal proceedings.

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

Risks Related to our Business and Industry

We may require additional financing to sustain our operations, without which we may not be able to continue operations, and the terms of subsequent financings may adversely impact our stockholders.

We may direct Lincoln Park to purchase up to $25.0 million worth of shares of our common stock under the 2020 Purchase Agreement over a 36-month period generally in amounts up to 50,000 shares of our common stock, which may be increased to up to 100,000 shares of our common stock depending on the market price of our common stock at the time of sale, provided that Lincoln Park’s committed obligation under such single Regular Purchase shall not exceed $500,000.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $25.0 million of shares of our common stock under the 2020 Purchase Agreement to Lincoln Park, we may still need additional capital to finance our future production plans and working capital needs, and we may have to raise funds through the issuance of equity or debt securities. Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

We have secured capital historically from grant revenues, collaboration proceeds, and debt and equity offerings. To obtain additional capital, we may pursue debt and/or equity financing arrangements, strategic corporate partnerships, state and federal development programs, licensing arrangements, and sales of assets or debt or equity securities. On September 30, 2020, we entered into a new equity line facility with Lincoln Park to provide additional capital. We cannot be certain that additional capital will be available on terms acceptable to us, in a timely manner, or at all. If we are unsuccessful in our efforts to raise any such additional capital, we may be required to take actions that could materially and adversely harm our business, including a possible significant reduction in our research, development and administrative operations (including reduction of our employee base), the surrender of our rights to some technologies or product opportunities, delay of our clinical trials or regulatory and reimbursement efforts, or curtailment or cessation of operations. Further, if we are unable to raise additional capital, we may be unable to satisfy the covenants or meet our repayment obligations under our existing loan agreement.

Our stock price has been negatively impacted in part by the significant volatility and downturn in the financial markets due to the COVID-19 pandemic. This in turn will likely negatively impact our ability to raise funds through equity-related financing. Further, the global economic downturn and deterioration of the credit and financial markets may impair our ability to obtain additional financing through other means, such as strategic agreements or debt financing.  Further any debt financing may contain restrictive covenants which limit our operating flexibility and any equity financing will likely result in additional and possibly significant dilution to existing stockholders. Failure to raise sufficient capital, as and when needed, would have a significant and negative impact on our financial condition and our ability to develop our product candidates.

The disruption and volatility in the global capital markets may impact our ability to obtain additional debt financings and may limit our ability to modify our existing debt facilities and increase the risk of non-compliance with covenants under our existing loan agreement.

Under the Loan and Security Agreement, Oxford made a term loan to us in an aggregate principal amount of $17.7 million (the “Term Loan”) subject to the terms and conditions set forth therein. As of September 30, 2020, the outstanding principal balance of the Term Loan was $4.3 million subsequent to a repayment of $5.0 million on April 1, 2020 pursuant to the Ninth Amendment to the Loan and Security Agreement.

The Term Loan accrues interest at a floating rate equal to the three-month LIBOR rate (with a floor of 1.00%) plus 7.95% per annum. On March 29, 2020, we and Oxford amended the Loan and Security Agreement to extend the interest-only period. Beginning May 1, 2021, we will be required to make payments of principal and accrued interest in equal monthly installments to amortize the Term Loan through September 1, 2024, the new maturity date.

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

Our prospects must be evaluated in light of the risks and difficulties frequently encountered by emerging companies and particularly by such companies in rapidly evolving and technologically advanced biotech, pharmaceutical and medical device fields. Our visibility as to our future operating results and our clinical development timeline may be further limited by the impact of the ongoing COVID-19 pandemic. From time to time, we have tried to update our investors’ expectations as to our operating results. If we revise any timelines we may give with respect to our clinical trials, it could materially harm our reputation and the market’s perception of us and could cause our stock price to decline.

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

We rely on third parties in the performance of many of the clinical trial functions, including contract research organizations, that help execute our clinical trials, the hospitals and clinics at which our trials are conducted, the clinical investigators at the trial sites, and other third-party service providers. Failure of any third-party service provider to adhere to applicable trial protocols, laws and regulations in the conduct of one of our clinical trials could adversely affect the conduct and results of such trial (including possible data integrity issues), which could seriously harm our business.  The COVID-19 pandemic has placed a strain on hospitals and clinics, contract research organizations, and other providers of clinical and medical supplies and equipment. This in turn could impact the ability of third parties such as hospitals to support our clinical trials or perform other services in support of our clinical programs. In addition, third parties may not prioritize our clinical trials relative to those of other customers due to resource or other constraints as a result of the COVID-19 pandemic. We may experience enrollment at a slower pace at certain of our clinical trial sites than initially anticipated. Further, our clinical trial sites may be required to suspend enrollment due to travel restrictions, workplace safety concerns, quarantine, facility closures, and other governmental restrictions.  Some of our clinical trial sites have imposed limited accessibility to conduct clinical monitoring and training on-site. As a result, results from our clinical trials may be delayed, which in turn would have a material adverse impact on our clinical trial plans and timelines and impair our ability to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates. This in turn would substantially harm our business and operations.

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

The COVID-19 pandemic has placed a significant strain on the pharmaceutical and medical industries, manufacturers of clinical supplies, and healthcare-related supplies and resources in general. For instance, we have experienced increased difficulties in obtaining certain materials for manufacturing that are also components of COVID vaccine candidates. The impact of the COVID-19 pandemic has exacerbated the risks to which we are subject due to our reliance on third-party (and in some cases, sole source) suppliers.  Additionally, our suppliers may experience operational difficulties and resource constraints due to the impact of the COVID-19 pandemic.  If our third-party suppliers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the procurement of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

On September 30, 2020, we entered into the 2020 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $25.0 million of our common stock, subject to certain limitations. Upon the execution of the 2020 Purchase Agreement, we issued 180,701 shares of common stock as commitment shares to Lincoln Park in consideration for its commitment to purchase additional shares of our common stock under the Purchase Agreement. The remaining shares of our common stock that may be issued under the Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing after the satisfaction of certain conditions set forth in the 2020 Purchase Agreement, including that the SEC has declared effective the registration statement that includes this prospectus and that such registration statement remains effective. The purchase price for the shares that we may sell to Lincoln Park under the 2020 Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some, or none of the additional shares of our common stock that may be available for us to sell pursuant to the 2020 Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We could be delisted from Nasdaq, which would materially harm the liquidity of our stock and our ability to raise capital.

The Nasdaq Stock Market has experienced significant volatility due to the COVID-19 pandemic, which has also impacted our stock price.  In addition, we have a limited public float and our stock price has experienced a significant decline since our corporate restructuring in 2019.  Between January 1, 2020 and September 30, 2020, our closing stock price has fluctuated from a high of $3.14 at September 16, 2020 to a low of $1.05 at March 23, 2020.  In addition, Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange.

On August 19, 2019, we received a written notice from Nasdaq staff indicating that, based on our stockholders’ deficit of $6.3 million as of June 30, 2019, we no longer met the alternative compliance standards of market value of listed securities or net income from continuing operations for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Nasdaq Rule”), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. On August 12, 2020, we received a written notice from Nasdaq staff indicating that based on our Form 10-Q for June 30, 2020, evidencing stockholder’s equity of $3.3 million, the Nasdaq staff determined that we comply with the Nasdaq Rule and that the matter is closed.  Based on our stockholders’ equity of $2.6 million as of September 30, 2020, we continue to meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under the Nasdaq Rule. However, there is no guarantee that we will continue to meet the listing requirement under the Nasdaq Rule, and if we fail to meet such requirement in the future, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

If, for any reason, Nasdaq were to delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

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

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	10/08/2014

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	11/28/2017

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	07/25/2018

3.9	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	07/29/2019

4.1	Form of Common Stock Certificate.		10-K	001-34375 Exhibit 4.33	03/09/2018

4.2	Form of Series T Warrant.		POS AM	333-224502 Exhibit 4.28	07/09/2018

4.3	Form of Series T Warrant Agreement between Plus Therapeutics, Inc. and Broadridge Corporation Issuer Solutions, Inc.		POS AM	333-224502 Exhibit 4.36	07/09/2018

4.4	Form of Series U Warrant.		S-1/A	333-229485 Exhibit 4.37	09/16/2019

4.5	Form of Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	04/23/2020

4.6	Form of Underwriters’ Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	10/5/2020

10.1	Purchase Agreement, dated September 30, 2020, by and between Plus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-34375 Exhibit 10.1	10/6/2020

10.2	Registration Rights Agreement, dated September 30, 2020, by and between Plus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-34375 Exhibit 10.2	10/6/2020

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: October 22, 2020		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: October 22, 2020		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)