Form 10-K/A
period 2020-12-31
PLUS THERAPEUTICS, INC.
filed 2021-02-26
CIK 1095981

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

As of February 24, 2021, there were 9,166,902 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) originally filed on February 22, 2021 (the “Original Filing”) by Plus Therapeutics, Inc., a Delaware corporation (“Plus,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III, Items 10 through 14 of the 2020 Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”) are being filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, in addition to amending Items 10 through 14 of Part III to provide the omitted information, Item 15 of Part IV and the Exhibit Index referenced therein are being amended and restated in their entirety to include the new 302 Certifications. This Amendment also amends the cover page to update the number of shares of the Company’s common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and certain biographical information about our directors, including each director’s business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the director’s experiences, qualifications, attributes, or skills are set forth below.

Directors

Howard Clowes. Mr. Clowes has served on our Board since April 1, 2020.    From January 2005 until he retired as a lawyer in December 2018, Mr. Clowes was a partner in the law firm DLA Piper (US) LLC. From 1982 until the formation of DLA Piper in 2005, he was an associate and then a partner in the predecessor firms of DLA Piper, holding various management positions, including serving on its board of directors. Mr. Clowes currently serves on the board of Equalize Health and as Chair of its Governance Committee. Equalize Health is a nonprofit product development company focused on equalizing access to health care around the world. Mr. Clowes served on the board of the Law Foundation of Silicon Valley from 2008 until December 2018, serving during that period in various positions, including President of its board of directors, and Chair of a Strategic Planning and CEO Search Committee.    Since 2017, Mr. Clowes has served as a Lecturer at U.C. Berkeley’s Berkeley School of Law, teaching a course in International Business Negotiations.    Mr. Clowes earned his J.D. at U.C. Berkeley and his B.A. in Experimental Psychology at U.C. Santa Barbara. We believe Mr. Clowes’ qualifications to serve on the Board include his extensive experience as a lawyer advising boards of directors and their audit, compensation and governance committees on a wide range of matters, his experience with a wide range of transactions, and his experience serving on various boards of directors.

An van Es-Johansson. Dr. An van Es-Johansson has served on our Board since January 1, 2020. Dr. van Es-Johansson served as the Chief Medical Officer for AlzeCure Pharma, a Swedish pharmaceutical company with a primary focus on Alzheimer’s disease, from September 2018 through March 1, 2021 and now serves as Senior Advisor. From May 2005 to September 2018, Dr. van Es-Johansson served in a range of executive roles of increasing responsibility at Sobi, an international rare disease company headquartered in Stockholm, Sweden, including as Vice President and Head of EMENAR Medical Affairs for Specialty Care and Partner Products from March 2013 to January 2018. Prior to her time at Sobi, Dr. van Es-Johansson served in leadership positions within large pharmaceutical and smaller biotechnology companies, including Roche, Pharmacia, Eli Lilly, Active Biotech, and BioStratum. From 2004 to 2016, she was a member of the Scientific Adboard for Uppsala Bio and currently serves on the board of directors at Medivir AB (NASDAQ Stockholm), Savara, Inc. (NASDAQ: SVRA), Lumos Pharma, Inc. (NASDAQ: LUMO) and privately held Agendia BV. She also served on the board of directors at BioInvent International AB (NASDAQ OMX Stockholm), from June 2016 to February 2021. Dr. van Es-Johansson received a M.D. from Erasmus University, Rotterdam, The Netherlands. We believe Dr. van Es-Johansson brings extensive medical knowledge and experience in the pharmaceutical industry to our Board.

Richard J. Hawkins. Mr. Hawkins has served on our Board since December 2007 and as Chairman of our Board since January 2018. In 1982, Mr. Hawkins founded Pharmaco, a clinical research organization, or CRO, that merged with the predecessor of PPD-Pharmaco in 1991 and is one of the largest CROs in the world today. In 1992, Mr. Hawkins co-founded Sensus Drug Development Corporation, or SDDC, a privately-held company focused on the treatment of drugs to treat endocrine disorders, which developed and received regulatory approval for SOMAVERT®, a growth hormone antagonist approved for the treatment of acromegaly, which is now marketed by Pfizer, Inc., and he served as Chairman of SDDC until 2000. In 1994, Mr. Hawkins co-founded Corning Biopro, a contract protein manufacturing firm, where he served on its board until Corning BioPro’s sale to Akzo-Nobel, N.V., a publicly-held producer of paints, coatings and specialty chemicals, in 2000. In September 2003 Mr. Hawkins founded LabNow, Inc., a privately held company that develops lab-on-a-chip sensor technology, where he served as the Chairman and Chief Executive Officer until October 2009. Mr. Hawkins has served on the board of SciClone Pharmaceuticals, Inc., a publicly-held specialty pharmaceutical company, from October 2004 through December 2017. In February 2011, Mr. Hawkins became Chief Executive Officer, and is currently Chief Executive Officer, president and chairman of Lumos Pharma, Inc. (NASDAQ: LUMO). He has also served on the Presidential Advisory Committee for the Center for Nano and Molecular Science and Technology at the University of Texas in Austin, and was inducted into the Hall of Honor for the College of Natural Sciences at the University of Texas. Mr. Hawkins is a member of the National Ernst & Young Entrepreneur of the Year Hall of Fame. Mr. Hawkins graduated cum laude with a B.S. in Biology from Ohio University, where he later received the Ohio University Konneker Medal, the highest award given to a faculty member or former student for entrepreneurial excellence. We believe Mr. Hawkins’s qualifications to serve on our Board include his executive experience working with life sciences companies, his extensive experience in pharmaceutical research and development, his knowledge, understanding and experience in the regulatory development and approval process, and his service on other public company boards and committees.

Marc H. Hedrick, M.D. Dr. Hedrick joined the Company in October 2002 as Chief Scientific Officer. In May 2004, he was appointed as President of the Company and in April 2014 he was appointed as Chief Executive Officer. Dr. Hedrick has served as a member of our Board since joining the Company in October 2002. Previously, Dr. Hedrick served in a number of executive leadership positions, including as President and Chief Executive Officer of Cytori Therapeutics, President and Chief Executive Officer of StemSource, and Chief Scientific Officer and Medical Director of Macropore Biosurgery. Dr. Hedrick has also served as a board member for a number of public and private companies since 2000. Prior to his corporate career, Dr. Hedrick was Associate Professor of Surgery and Pediatrics at the University of California, Los Angeles. Dr. Hedrick’s academic research received both NIH funding as well as private and public capitalization and was widely acknowledged through scientific publications and the media. Dr. Hedrick has a medical degree from The University of Texas Southwestern Medical School and a Master of Business Administration from The UCLA Anderson School of Management and is a trained general, vascular and plastic surgeon. We believe Dr. Hedrick’s qualifications to serve on our Board include his executive, financial, governance and operational leadership experience in medical and pharmaceutical product development. Furthermore, Dr. Hedrick has a first-hand experience as a physician, practicing general, vascular and craniofacial surgery.

Robert Lenk. Dr. Lenk has served on our Board since April 1, 2020. Since 2016, he has served as President of Lenk Pharmaceuticals, LLC, consulting to clients in the pharmaceuticals industry. Dr. Lenk co-founded the Liposome Company, in Princeton, New Jersey in 1981 which was later acquired by Elan Pharmaceuticals. After the Liposome Company went public, he co-founded Argus Pharmaceuticals in 1989 as Vice President of Research & Development, which later merged with two other companies to become Aronex Pharmaceuticals. In 1989, Dr. Lenk served as President and Chief Executive Officer of Therapeutics 2000, Inc. which was later sold to Coller Capital. Dr. Lenk joined Luna Innovations as President of the Nanoworks Division in 2004. After the parent company went public, he joined MediVector, Inc. as Chief Science Officer until 2016 when he started Lenk Pharmaceuticals, LLC. He currently serves on the board of a PoP Biotechnology, a private company. Dr. Lenk received both his PhD and BSc. from the Massachusetts Institute of Technology. We believe Dr. Lenk’s broad experience in translating research candidates into products, especially in the fields of nanotechnology and liposomal drug products, brings valuable implementation skills to the Board.

Greg Petersen. Greg Petersen has served on our Board since February 14, 2020. Mr. Petersen is an accomplished executive and board member with more than 25 years of strategy, operations, finance and compliance leadership experience. His 10 years of board of directors experience includes his current roles as compensation committee chair and audit committee member of PROS Holdings, Inc. (NYSE: PRO), a software company, and as audit committee chair of Mohawk Group Holdings (NASDAQ: MWK), a consumer product manufacturing company. He previously also served on the boards of publicly traded companies Diligent Corporation (NZX: DIL), a software as a service company, from 2013 to 2016, and Piksel, Inc. (OTC US: PIKL), a video management software and services company, from 2012 to 2017. During his career, Mr. Petersen has served as Executive Vice Chairman of Diligent Corporation and as Chief Financial Officer of Lombardi Software (now part of IBM) and Activant Solutions (now part of Epicor). He has also held executive positions at American Airlines and other corporations. Mr. Petersen has a BA from Boston College and an MBA from Duke University’s Fuqua School of Business. We believe Mr. Petersen’s extensive experience as an executive and a director, including as a director on other public company boards, as well as his strategic, operations, finance, and compliance leadership experience, qualify him to serve on our Board.

Executive Officers; Directors

The following table shows information about our current executive officers and directors including their ages as of February 26, 2021:

Name	Age	Position(s)
Executive Officers
Marc H. Hedrick, M.D.	58	President, Chief Executive Officer and Director
Andrew Sims	48	Chief Financial Officer
Non-Employee Directors
Howard Clowes(1)(2)(3)	67	Director
An van Es-Johansson, MD(1)(3)	60	Director
Richard J. Hawkins	72	Chairman of the Board
Robert Lenk, PhD(3)	72	Director
Greg Petersen(1)(2)	58	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the governance and nominating committee.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics has been posted on our website at www.plustherapeutics.com. We intend to post amendments to this code, or any waivers of its requirements, on our website at www.plustherapeutics.com under Investor Relations – Corporate Governance, as permitted under SEC rules and regulations. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose on our website amendments to, or waivers from, our Code of Business Conduct and Ethics, in accordance with applicable laws and regulations

Board Independence

The Board has determined that Mr. Clowes, Dr. van Es-Johansson, Mr. Hawkins, Dr. Lenk and Mr. Petersen are “independent” under the rules of the Nasdaq Stock Market. Under applicable SEC and Nasdaq rules, the existence of certain “related person” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. The Board has therefore deemed Dr. Hedrick, our President and Chief Executive Officer, as not independent, as a result of his employment with us during his tenure as one of our directors.

Board Committees

The Board has standing audit, compensation, and governance and nominating committees. All members of the compensation committee, audit committee, and governance and nominating committee are independent directors under the applicable SEC and Nasdaq rules.

Compensation Committee

The compensation committee currently consists of Mr. Petersen and the compensation committee chair, Mr. Clowes.    Each of the members of our compensation committee is independent, as defined by Nasdaq, and is a “non-employee director” as defined by rule 16b-3(b)(3)(i) of the Exchange Act. The compensation committee chair is responsible for setting the compensation committee’s calendar and meeting agenda. The charter of the compensation committee has been established and approved by the Board, and a copy of the charter has been posted on our website at www.plustherapeutics.com under Investor Relations – Corporate Governance.

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

Audit Committee

Our audit committee currently consists of Mr. Clowes, Dr. van Es-Johansson and the audit committee chair, Mr. Petersen. The audit committee is comprised solely of independent directors, as defined by Nasdaq and applicable SEC rules and meet the qualifications for audit committee membership under the Nasdaq rules. The Board has determined that Mr. Petersen is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K. The charter of the audit committee has been established and approved by the Board, and a copy of the charter has been posted on our website at www.plustherapeutics.com under Investor Relations – Corporate Governance.

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

•

reviewing and discussing with management and the auditor, our audited financial statements including our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	reviewing our earnings press releases as well as financial information and earnings guidance provided to analysts and rating agencies;

•	reviewing and approving our annual budget; and

•	reviewing all related person transactions which are required to be reported under applicable SEC regulations.

Governance and Nominating Committee

Our governance and nominating committee currently consists of Mr. Clowes, Dr. Lenk and the governance and nominating committee chair, Dr. van Es-Johansson. The governance and nominating committee is comprised solely of independent directors, as defined by Nasdaq. The charter of the governance and nominating committee has been established and approved by the Board, and a copy of the charter has been posted on our website at www.plustherapeutics.com under Investor Relations – Corporate Governance.

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

Director Compensation

Our Board, following the compensation committee’s recommendation, has approved the compensation of our non-employee directors, as described below. The compensation of our non-employee directors remains the same as in 2020. The compensation committee believes that our non-employee director compensation remains aligned with director compensation practices at our peer companies while considering the ongoing cash constraints of the Company.

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

2020 Director Compensation

The following table summarizes director compensation awarded to, earned by or paid to our non-employee directors who served on our Board during fiscal year 2020:

Director Name(1)	Fees Earned or Paid in Cash	Option Awards(2)(3)	Total
Richard J. Hawkins, Chairman	$85,000	$71,000	$156,000
Howard Clowes(4)	48,750	71,000	119,750
An van Es-Johansson	48,750	74,000	122,750
Robert Lenk(4)	48,750	71,000	119,750
Greg Petersen(5)	48,750	72,000	120,750

(1)

Dr. Hedrick is not included in this table as he is our chief executive officer and receives no extra compensation for his service as a director. The compensation received by Dr. Hedrick in his capacity as our chief executive officer is set forth in the 2020 Summary Compensation Table and further described in the “Narrative Disclosures to Summary Compensation Table.”

(2)

Amounts shown in this column represent the aggregate grant date fair value of stock option awards made during 2020, calculated in accordance with Accounting Standards Codification, or ASC, Topic 718. See Note 2 to our consolidated financial statements appearing in our Annual Report on Form 10-K for a discussion of the relevant assumptions used in calculating these amounts.

(3)

The aggregate number of shares underlying outstanding option awards as of December 31, 2020 was: Mr. Hawkins, 40,000, shares; Mr. Clowes, 40,000 shares; Dr. van Es-Johansson, 40,000 shares; Dr. Lenk, 40,000 shares; and Mr. Peterson, 40,000 shares.

(4)	Mr. Clowes and Dr. Lenk were appointed to the Board on April 1, 2020.

(5)	Mr. Petersen was appointed to the Board on February 14, 2020.

Executive Compensation

Our named executive officers, or NEOs, for fiscal year 2020 are:

•	Marc H. Hedrick, M.D., our President and Chief Executive Officer; and

•	Andrew Sims, our Chief Financial Officer.

The compensation discussion below should be read in conjunction with the compensation tables and related notes, which include more detailed information about the compensation of our NEOs for 2020 and 2019.

2020 Summary Compensation Table

The following table sets forth information concerning compensation earned during 2019 and 2020 for services rendered to us by our NEOs.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	All Other Compensation(2)	Total
Marc H. Hedrick, M.D.	2020	$510,000	$322,575	$5,855	$838,430
President and Chief Executive Officer	2019	510,000	350,625	6,803	867,428
Andrew Sims(3)
Chief Financial Officer	2020	260,000	86,775	1,478	348,253

(1)	The amounts in this column represent annual performance-based bonuses for 2020 and 2019.
(2)	This column includes life insurance premiums paid by the Company for each of the named executive officers.
(3)	Mr. Sims became our Chief Financial Officer on February 6, 2020.

Narrative Disclosures to Summary Compensation Table

In the process of determining compensation for our NEOs, the compensation committee considers the current financial position of the Company, the strategic goals of the Company, and the performance of each of our NEOs. The Committee retained Larry Setren & Associates in February 2020 to perform an independent compensation review and to provide compensation research, analysis and recommendations. In addition, from time to time, the compensation committee considers the various components (described below) of our compensation program for executives in relation to compensation paid by other public companies, compensation data from Radford Global Life Sciences Survey and BIOCOM Total Rewards Survey, their historical review of all executive officer compensation, and recommendations from our Chief Executive Officer (other than for his own salary). From time to time, the compensation committee also engages the services of outside compensation consultants. The compensation committee has the sole authority to select, compensate and terminate its external advisors.

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

Base Salaries

None of our NEOs received base salary increases for 2020.

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

For 2020, the general corporate goals approved by the Board (upon recommendation of the compensation committee for purposes of executive compensation) were determined by the compensation committee to account for 115% of the target cash bonus amount payable to Chief Executive Officer, Dr. Hedrick and Chief Financial Officer, Mr. Sims. The Company’s general corporate objectives included clinical, financial and operational objectives (including the pipeline expansion goals); the achievement of certain year-end cash objectives, revenue goals and business development objectives; and various operational objectives.

Dr. Hedrick’s target bonuses for 2020 as a percentage of base salary was 55% (unchanged from 2019). Mr. Sims’ target bonus for 2020 as a percentage of base salary was 30%. In February 2021, the compensation committee evaluated our achievement and results in 2020 as compared to the overall corporate and individual objectives for Dr. Hedrick and Mr. Sims and the results are tabulated in the table below:

Officer and Position	Target Bonus as a % of Salary	% of Target Bonus Awarded	Bonus Awarded as % of Salary	Amount of 2020 Bonus Payable in 2021(1)
Marc H. Hedrick, M.D.	55.00%	115%	63.25%	$322,575
President & Chief Executive Officer
Andrew Sims	30.00%	111.25%	33.38%	86,775
Chief Financial Officer

(1)	The 2020 bonus amounts are payable in 2021.

The target bonuses (as a percentage of base salary) for Dr. Hedrick for fiscal year 2021 remain unchanged from the 2020 target bonuses described above. The target bonus for Mr. Sims for fiscal year 2021 increased to 35% from the 2020 target bonus described above.

Long-Term Equity Compensation

We designed our long-term equity grant program to further align the interests of our executives with those of our stockholders and to reward the executives’ longer-term performance. Historically, the compensation committee has granted individual option grant awards, although from time-to-time, to further increase the emphasis on compensation tied to performance, the compensation committee may grant other equity awards as allowed by the 2020 Equity Incentive Plan. The compensation committee grants stock options, restricted stock, restricted stock units and similar equity awards permitted under our plans based on its judgment as to whether the complete compensation packages to our executives, including prior equity awards, are appropriate and sufficient to retain and incentivize the executives and whether the grants balance long-term versus short-term compensation. The compensation committee also considers our overall performance as well as the individual performance of each of our NEOs, and the potential dilutive effect of restricted stock awards, and the dilutive and overhang effect of the equity grant awards, and recommendations from the Chief Executive Officer (other than with respect to his own equity awards).

Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.

For the year ended December 31, 2020, our Chief Executive Officer was awarded 140,000 option awards and our Chief Financial Officer was awarded 40,000 option awards. No option awards were awarded to our NEOs during the year ended December 31, 2019.

Personal Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts, 401(k), and an Employee Stock Purchase Program (the “ESPP”). These plans are available to all full-time employees. In keeping with our philosophy to provide total compensation that is competitive within our industry, we offer limited personal benefits and perquisites to executive officers that include supplemental long-term disability insurance. You can find more information on the amounts paid for these perquisites to or on behalf of our NEOs in our 2020 Summary Compensation Table.

Outstanding Equity Awards at December 31, 2020

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2020.

Name	Option Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable(3)	Number of Securities Underlying Unexercised Options (#) Un- Exercisable (2)(3)	Option Exercise Price ($)(3)		Option Expiration Date
Marc H. Hedrick, M.D., President and Chief Executive Officer				$
	1/26/2012	15	—		25,800	1/26/2022
	1/31/2013	24	—		20,550	1/31/2023
	1/31/2013	12	—		37,500	1/31/2023
	4/11/2014	38	—		17,850	4/11/2024
	8/21/2014	13	—		10,500	8/21/2024
	1/30/2015	32	—		3,600	1/30/2025
	1/04/2016	112	—		1,404	1/04/2026
	3/08/2017	189	4		775	3/08/2027
	6/25/2020	23,333	116,667		2.10	6/25/2030
Andrew Sims, Chief Financial Officer	2/06/2020	10,000	30,000		2.23	2/06/2030

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options.
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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has ever been an executive officer or employee of ours or had any relationship to the Company that would require disclosure under “Item 13. Certain Relationships and Related Transactions, and Director Independence”. None of our executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of our common stock as of February 24, 2021 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each director, (c) our Chief Executive Officer and our Chief Financial Officer who constitute our named executive officers and (e) all current directors and executive officers as a group.

We believe, based on information provided to us or based on filings with the SEC, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. A total of 9,166,902 shares of our common stock were issued and outstanding as of February 24, 2021.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned(2)	Number of Shares of Common Stock Subject to Awards/Warrants Exercisable Within 60 Days of February 24, 2021(3)	Total Number of Shares of Common Stock Beneficially Owned(4)	Percent Ownership
Greater than 5% Stockholders:
Hudson Bay Capital Management LP(5)	—	530,474	530,474	5.5%
Named Executive Officers and Directors:
Marc H. Hedrick, M.D.	13,897	26,625	40,522	*
Andrew Sims	—	10,833	10,833	*
Howard Clowes	—	15,000	15,000	*
An van Es-Johansson	—	19,605	19,605	*
Richard J. Hawkins	17	15,242	15,259	*
Greg Petersen	20,000	21,667	41,667	*
Robert P. Lenk	3,000	15,000	18,000	*
All current executive officers and directors as a group (7 persons)	36,914	123,972	160,886	1.7%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares as of February 24, 2021.
(1)	Unless otherwise indicated, the address of each of the individuals is c/o Plus Therapeutics, Inc., 4200 Marathon Blvd. Suite 200, Austin, TX 78756.
(2)	Unless otherwise indicated, represents shares of outstanding common stock owned by the named parties as of February 24, 2021.
(3)

Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days of February 24, 2021 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person or group.

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

(5)

Based solely on information reported on a Schedule 13G filed by Hudson Bay Capital Management LP and Sander Gerber (together, “Hudson”) on February 10, 2021. Mr. Gerber serves as the managing member of the general partner of Hudson Bay Capital Management LP. The principal business address of Hudson is 777 Third Avenue, 30th Floor, New York, NY 10017.

Equity Compensation Plan Information

The following table gives information as of December 31, 2020 about shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights and shares remaining available for issuance under all of our equity compensation plans:

Plan Category	Number of securities to be Issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by security holders(1)	40,394	$82.00	210,389
Equity compensation plans approved by security holders(2)	490,942	$4.09	159,939

Total	531,336	$10.01	370,328

(1)

Represents (i) options outstanding that were issued under the 2004 Stock Option and Stock Purchase Plan which expired in August 2004, (ii) the 2015 New Employee Incentive Plan, and (iii) the 2020 Stock Incentive Plan. For more information, see “Material Features of the Amended and Restated 2015 New Employee Incentive Plan and the 2020 Stock Incentive Plan” provided in our annual report on Form 10-K filed on February 22, 2021.

(2)	See Notes to the Consolidated Financial Statements included with our annual report on Form 10-K filed on February 22, 2021 for a description of our 2020 Stock Incentive Plan.

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

The following includes a summary of any related party transactions during the last two completed fiscal years to which we have been a party. We also describe below certain other transactions with our directors, executive officers and 5% stockholders. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unaffiliated third parties.

Director and Officer Indemnification

Our amended and restated certificate of incorporation, as amended, and our amended and restated bylaws, as amended, provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law.

Stock Option Grants to Executive Officers and Directors

We have entered into employment agreements with our executive officers pursuant to which we pay our executive officers annual salaries and bonuses as more fully described above under “Executive Compensation”. Further, we have granted stock options to our executive officers and non-employee directors as more fully described above under “Director Compensation.”

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

On July 12, 2016, the audit committee appointed BDO USA, LLP, or BDO, as our independent registered public accounting firm for the fiscal year ending December 31, 2016, subject to completion of its standard client acceptance procedures (which were subsequently completed). Additionally, the audit committee appointed BDO as our independent public accounting firm for the fiscal years ending December 31, 2017, December 31, 2018, December 31, 2019, and December 31, 2020. The decision to engage BDO as our independent registered public accounting firm was recommended by the audit committee and approved by the Board.

The audit committee reviews and must pre-approve all audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged by it for such services. No fees charged by BDO during 2020 were approved under the Regulation S-X Rule 2.01(c)(7)(i)(C) exception to the pre-approval requirement. In its review of non-audit service fees, the audit committee considers, among other things, the possible impact of the performance of such services on the accounting firm’s independence.

The following table shows the aggregate fees paid or accrued by us for the audit and other services provided by BDO for fiscal years ended December 31, 2020 and 2019.

	Fiscal Year Ended December 31,
	2020	2019
Audit Fees (1)	$368,617	$383,000
Audit Related Fees (2)	—	—
Tax Fees (3)	34,000	34,000
Total	$402,617	$417,000

(1)

Audit fees consist of fees for professional services performed by BDO USA, LLP for the audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 22, 2021 and review of financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits.

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

EXHIBIT INDEX

Exhibit No.	Exhibit Title	Filed herewith	Incorporated by Reference
			Form	File No.	Date Filed

3.1	Composite Certificate of Incorporate		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	10/08/2014

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

3.9	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	07/29/2019

4.1	Description of Securities		10-K	001-34375 Exhibit 4.1	03/30/2020

4.2	Form of Common Stock Certificate		10-K	001-34375 Exhibit 4.33	03/09/2018

4.3	Form of Series T Warrant		POS AM	333-224502 Exhibit 4.28	07/09/2018

4.4	Form of Series T Warrant Agreement between Plus Therapeutics, Inc. and Broadridge Corporation Issuer Solutions, Inc. T Warrant Agreement between Plus Therapeutics, Inc.		POS AM	333-224502 Exhibit 4.36	07/09/2018

4.5	Form of Series U Warrant		S-1/A	333-229485 Exhibit 4.37	09/16/2019

4.6	Form of Warrant Amendment Agreement		8-K	011-34375 Exhibit 4.1	04/23/2020

4.7	Form of Underwriters’ Warrant Amendment Agreement		8-K	011-34375 Exhibit 4.1	10/05/2020

10.1+	Patent and Know-How License Agreement, dated March 29, 2020, by and between Plus Therapeutics, Inc. and NanoTx, Corp.		8-K	011-34375 Exhibit 10.1	3/30/2020

10.2	Registration Rights Agreement between Plus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated September 30, 2020		8-K	001-34375 Exhibit 10.2	10/06/2020

10.3+	Asset Purchase Agreement by and between Plus Therapeutics, Inc. and Azaya Therapeutics, Inc., effective January 16, 2017		10-K	001-34375 Exhibit 10.40	03/24/2017

10.4	Loan and Security Agreement, dated May 29, 2015, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC		10-Q	001-34375 Exhibit 10.4	08/10/2015

10.5	First Amendment to Loan and Security Agreement, dated September 20, 2017, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC		S-1/A	333-219967 Exhibit 10.45	10/03/2017

10.6	Second Amendment to Loan and Security Agreement, dated June 19, 2018, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC	10-Q	001-34375 Exhibit 10.3	08/14/2018

10.7	Third Amendment to Loan and Security Agreement, dated August 31, 2018, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC	S-1	333-227485 Exhibit 10.51	09/21/2018

10.8	Fourth Amendment to Loan and Security Agreement dated December 31, 2018, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC	S-1	333-229485 Exhibit 10.52	02/01/2019

10.9	Fifth Amendment to Loan and Security Agreement dated February 13, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC	10-K	001-34375 Exhibit 10.55	03/29/2019

10.10	Sixth Amendment to Loan and Security Agreement dated March 4, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC	10-K	001-34375 Exhibit 10.56	03/29/2019

10.11	Seventh Amendment to Loan and Security Agreement dated April 24, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC	10-Q	001-34375 Exhibit 10.3	05/14/2019

10.12	Eight Amendment to Loan and Security Agreement dated July 15, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC	10-Q	001-34375 Exhibit 10.2	08/15/2019

10.13+	Ninth Amendment to Loan and Security Agreement, dated March 29, 2020 by and between Plus Therapeutics, Inc. and Oxford Finance, LLC	8-K	011-34375 Exhibit 10.2	3/30/2020

10.14#	Amended and Restated Employment Agreement between Marc Hedrick and Plus Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.6	5/16/2020

10.15#	Amended and Restated Employment Agreement between Andrew Sims and Plus Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.7	5/16/2020

10.16#	2014 Equity Incentive Plan of Plus Therapeutics, Inc., as amended and restated	10-Q	001-34375 Exhibit 10.3	08/15/2019

10.17#	2015 New Employee Incentive Plan	8-K	001-34375 Exhibit 10.1	01/05/2016

10.18#	First Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated Jan. 26, 2017	10-K	001-34375 Exhibit 10.42	03/24/2017

10.19#	Second Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated February 6, 2020	10-K	001-34375 Exhibit 10.25	03/30/2020

10.20#	Form of Notice of Grant of Stock Option under the 2015 New Employee Incentive Plan	S-8	333-210211 Exhibit 99.5	03/15/2016

10.21#	Form of Stock Option Agreement under the 2015 New Employee Incentive Plan	S-8	333-210211 Exhibit 99.4	03/15/2016

10.22#	2020 Stock Incentive Plan	S-8	001-34375 Exhibit 99.1	06/30/2020

10.23#	Purchase Agreement between Lincoln Park Capital Fund, LLC and Plus Therapeutics, Inc.	8-K	001-34375 Exhibit 10.1	10/06/2020

10.24+	Master Services Agreement between Piramal Pharma Solutions, Inc. and Plus Therapeutics, Inc.	10-K	001-334275 Exhibit 10.24	02/22/2021

10.25#	Form Indemnification Agreement	8-K	001-34375 Exhibit 10.1	02/06/2020

10.26#	Form of Agreement for Acceleration and/or Severance		10-K	001-34375 Exhibit 10.113	03/11/2016

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm		10-K	001-334275 Exhibit 23.1	02/22/2021

24.1	Power of Attorney		10-K	001-334275 Exhibit 24.1	02/22/2021

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	001-334275 Exhibit 31.1	02/22/2021

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-K	001-334275 Exhibit 31.2	02/22/2021

31.3	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.4	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002*		10-K	001-334275 Exhibit 32.1	02/22/2021

101.INS	XBRL Instance Document^

101.SCH	XBRL Schema Document^

101.CAL	XBRL Calculation Linkbase Document^

101.DEF	XBRL Definition Linkbase Document^

101.LAB	XBRL Label Linkbase Document^

101.PRE	XBRL Presentation Linkbase Document^

#	Indicates management contract or compensatory plan or arrangement.

+	Portions of this exhibit have been excluded pursuant to Item 601(b)(1)(iv).

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

^	Previously filed with our 2020 Form 10-K, originally filed with the SEC on February 22, 2021, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2021	PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick, MD
Marc. H. Hedrick, MD
President & Chief Executive Officer