Form 10-Q
period 2021-03-31
PLUS THERAPEUTICS, INC.
filed 2021-04-22
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  o    No  ☒

As of April 9, 2021, there were 21,106,217 shares of the registrant’s common stock outstanding.

PLUS THERAPEUTICS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and the exhibits incorporated herein by reference contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements other than statements of historical fact ~~-~~constitute “forward-looking statements.” These forward-looking statements do not constitute guarantees of future performance. These forward-looking statements may be identified by terms such as “intend,” “expect,” “believe,” “anticipate,” “will,” “should,” “would,” “could,” “may,” “designed,” “potential,” “evaluate,” “progressing,” “proceeding,” “exploring,” “hopes,” and similar expressions, or the negative of such expressions. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements regarding: our anticipated expenditures, including research and development, sales and marketing, and general and administrative expenses; anticipated benefits of strategic collaborations and license agreements, intellectual property, FDA approval process and government regulation; our ability to benefit from the NIH/NCI award for continued clinical development of Rhenium NanoLiposome (RNL™) for recurrent glioblastomal; the ability of RNL™ to safely and effectively deliver radiation directly to the tumor at high doses; our ability to expand clinical testing of RNL™ to additional sites; the potential size of the market for our product candidates; our research and development efforts; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; our ability to generate  product or development revenue and the sources of such revenue; the amounts that we may be obligated to pay under license agreements; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; our ability to fully access our equity line with Lincoln Park; any changes to our interest expenses; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; expectations as to the impact of recently issued or adopted accounting standards; our expectations as to the impact of the COVID-19 pandemic on our business and operating results; our beliefs as to the impact of any liability that may arise as a result of any legal proceedings; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.

 Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our liquidity and capital resources and our ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, among others. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and under “Part II – Item 1A – Risk Factors” in this Quarterly report. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14,447	$8,346
Other current assets	999	829
Total current assets	15,446	9,175

Property and equipment, net	1,825	1,820
Operating lease right-of-use assets	600	636
Goodwill	372	372
Intangible assets, net	77	86
Other assets	16	16
Total assets	$18,336	$12,105
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,716	$2,081
Operating lease liability	113	123
Term loan obligations, net of discount	6,486	6,335
Total current liabilities	8,315	8,539

Noncurrent operating lease liability	503	528
Warrant liability	5	7
Total liabilities	8,823	9,074

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 and 1,954 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,180,525 and 6,749,028 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	10	7
Additional paid-in capital	445,734	436,535
Accumulated deficit	(436,231)	(433,511)
Total stockholders’ equity	9,513	3,031
Total liabilities and stockholders’ equity	$18,336	$12,105

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2021	2020
Development revenues:
Government contracts and other	$—	$118
Operating expenses:
Research and development	1,127	941
General and administrative	1,352	1,618
Total operating expenses	2,479	2,559
Loss from operations	(2,479)	(2,441)

Other income (expense):
Interest income	4	36
Interest expense	(247)	(349)
Change in fair value of warrants	2	1,667
Total other income (expense)	(241)	1,354
Net loss	$(2,720)	$(1,087)

Net loss per share, basic and diluted	$(0.33)	$(0.28)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	8,267,901	3,880,588

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	1,959	$—	3,880,588	$4	$426,426	$(425,270)	$1,160
Stock-based compensation	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(1,087)	(1,087)
Balance at March 31, 2020	1,959	$—	3,880,588	$4	$426,438	$(426,357)	$85

Balance at December 31, 2020	1,954	$—	6,749,028	$7	$436,535	$(433,511)	$3,031
Stock-based compensation	—	—	—	—	107	—	107
Sale of common stock, net of offering cost of $0.1 million	—	—	2,534,879	2	7,076	—	7,078
Conversion of Series B Convertible Preferred Stock into common stock	(2)	—	118	—	—	—	—
Issuance of common stock for exercise of warrants	—	—	896,500	1	2,016	—	2,017
Net loss	—	—	—	—	—	(2,720)	(2,720)
Balance at March 31, 2021	1,952	$—	10,180,525	$10	$445,734	$(436,231)	$9,513

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(2,720)	$(1,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	94
Amortization of deferred financing costs and debt discount	151	122
Noncash lease expenses	1	4
Change in fair value of warrants	(2)	(1,667)
Stock-based compensation expense	107	12
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	—	191
Other current assets	(170)	405
Other assets	—	14
Accounts payable and accrued expenses	(461)	410
Net cash used in operating activities	(3,006)	(1,502)
Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(84)	(11)
Net cash used in investing activities	(84)	(11)
Cash flows used in financing activities:
Payment of financing lease liability	(6)	(18)
Proceeds from exercise of warrants	2,017	—
Proceeds from sale of common stock, net	7,180	—
Net cash provided by (used in) financing activities	9,191	(18)
Net increase (decrease) in cash and cash equivalents	6,101	(1,531)
Cash and cash equivalents at beginning of period	8,346	17,592
Cash and cash equivalents at end of period	14,447	16,061
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$96	$227
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering costs	$102	$—

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

The accompanying unaudited consolidated condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The consolidated condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at December 31, 2020, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc., and its subsidiaries (collectively, the “Company”) have been included.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 22, 2021.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 as of January 1, 2021, which did not have an impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncement

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 became effective for the Company on January 1, 2021. Adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

2.	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  The Company’s most significant estimates and critical accounting policies involve reviewing assets for impairment, determining the assumptions used in measuring stock-based compensation expense and valuing warrants.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the consolidated financial statements in the periods they are determined to be necessary.

3.	Liquidity and Going Concern

The Company incurred net losses of $2.7 million for the three months ended March 31, 2021.  The Company had an accumulated deficit of $436.2 million as of March 31, 2021.  Additionally, the Company used net cash of  $3.0 million to fund its operating activities for the three months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On October 23, 2020, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”) pursuant to which it may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $10,000,000 (the “ATM Shares”), depending on market demand, with Canaccord acting as an agent for sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. Canaccord will use its commercially reasonable efforts to sell the ATM Shares we request to be sold on our behalf, consistent with Canaccord’s normal trading and sales practices, under the terms and subject to the conditions set forth in the Distribution Agreement. The Company does not have an obligation to sell any of the ATM Shares. The Company may instruct Canaccord not to sell the ATM Shares if the sales cannot be effected at or above the price we designate from time to time and we may at any time suspend sales pursuant to the Distribution Agreement. During the year ended December 31, 2020, the Company issued 1,616,331 shares under the Distribution Agreement for net proceeds of approximately $3.2 million. During the three months ended March 31, 2021, it issued 1,137,193 shares under the Distribution Agreement for net proceeds of $3.2 million.

On September 30, 2020, the Company entered into a purchase agreement (the “2020 Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $25.0 million of its common stock. Under the terms and subject to the conditions of the 2020 Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $25.0 million of its common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing November 6, 2020, subject to satisfaction of certain conditions. The net proceeds under the 2020 Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park.  During the year ended December 31, 2020, the Company issued 353,113 shares, excluding 180,701 shares issued as commitment fee, under the 2020 Purchase Agreement for net proceeds of approximately $0.7 million. During the three months ended March 31, 2021, the Company issued 1,397,686 shares of its common stock under the 2020 Purchase Agreement for net proceeds of $3.9 million.

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

Warrants issued in an underwritten public offering in September 2019 (“Series U Warrants”) are classified as liability instruments. Because some of the inputs to the Company’s valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The Company estimated the fair value of the Series U Warrants with the Black Scholes model. The Series U Warrants will be marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations.

	March 31, 2021	December 31, 2020
Expected term	3.5 years	3.75 years
Common stock market price	$2.40	$2.02
Risk-free interest rate	0.48%	0.24%
Expected volatility	146%	149%
Resulting fair value (per warrant)	$1.81	$1.56

The following tables summarizes the change in Level 3 warrant liability value (in thousands):

	Three Months Ended
Warrant liability	March 31, 2021	March 31, 2020
Beginning balance	$7	$6,929
Change in fair value	(2)	(1,667)
Ending balance	$5	$5,262

5.	Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement, pursuant to which Oxford Finance, LLC (“Oxford”) funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of a three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, as amended, the Company is required to make interest only payments through May 1, 2021 and thereafter it is required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through September 1, 2024, the maturity date. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment in an aggregate amount equal to approximately $3.2 million. In connection with the Term Loan, on May 29, 2015, the Company issued to Oxford warrants to purchase an aggregate of 188 shares of the Company’s common stock at an exercise price of $5,175 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

From September 2017 to March 2019, the Company entered into a total of seven amendments to the Term Loan which, amongst other things, extended the interest only period, required repayment of $3.1 million using the proceeds received from sale of the Company’s former UK and Japan subsidiaries in April 2019, increased the final payment, increased the final payment fee upon maturity or early repayment of the Term Loan, and increased the minimum liquidity covenant level to $2.0 million.

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

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3 million. As of March 31, 2021, there was $4.3 million principal amount outstanding under the Term Loan, excluding the $3.2 million final payment fee, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the three months ended March 31, 2021 and 2020 was $0.2 million and $0.3 million, respectively. Interest expense is calculated using the effective interest method; therefore it is inclusive of non-cash amortization in the amount of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020 , respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of March 31, 2021, the Company has not received any notification or indication from Oxford to invoke the material adverse change clause. However, due to the Company’s current cash flow position and the substantial doubt about its ability to continue as a going concern, the entire principal amount of the Term Loan is presented as short-term. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.

6.	Loss per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock method. Potential common shares were related to outstanding but unexercised options, multiple series of convertible preferred stock, and warrants for all periods presented.

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	691,263	87,741
Outstanding warrants	2,141,378	3,637,000
Preferred stocks	422,867	298,000
Total	3,255,508	4,022,741

7.	Commitments and Contingencies

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

The Company leases laboratory, office and storage facilities in San Antonio, Texas, under operating lease agreements that expire in 2028. The Company also leases certain office space in Austin, Texas under a month-to-month operating lease agreement. On March 1, 2021, the Company entered into a lease agreement for office space in Charlottesville, Virginia (the “Charlottesville Lease”). In addition, the Company leases certain equipment under various operating and finance leases. The lease agreements generally provide for periodic rent increases, and renewal and termination options. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants.

Certain leases require the Company to pay taxes, insurance, and maintenance. Payments for the transfer of goods or services such as common area maintenance and utilities represent non-lease components. The Company elected the package of practical expedients and therefore does not separate non-lease components from lease components.

The table below summarizes the Company’s lease liabilities and corresponding right-of-use assets (in thousands, except years and rates):

March 31, 2021
Assets
Operating	$600
Financing	3
Total leased assets	$603

Liabilities
Current:
Operating	$113
Financing	3
Noncurrent:
Operating	503
Financing	—
Total lease liabilities	$619

Weighted-average remaining lease term (years) - operating leases	6.29
Weighted-average remaining lease term (years) - finance leases	0.17
Weighted-average discount rate - operating leases	7.8%
Weighted-average discount rate - finance leases	5.0%

The table below summarizes the Company’s lease costs from its unaudited consolidated condensed statement of operations, and cash payments from its unaudited consolidated condensed statement of cash flows during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Lease expense:
Operating lease expense	$50	$55
Finance lease expense:
Depreciation of right-of-use assets	4	32
Interest expense on lease liabilities	—	2
Total lease expense	$54	$89

Cash payment information:
Operating cash used for operating leases	$49	$51
Financing cash used for financing leases	6	18
Total cash paid for amounts included in the measurement of lease liabilities	$55	$69

Total rent expenses for the three months ended March 31, 2021 and 2020 was $50,000 and $95,000, respectively, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating and financing leases at March 31, 2021 are as follows (in thousands):

	Financing Leases	Operating Leases

Remaining 2021	$3	$134
2022	—	123
2023	—	100
2024	—	106
2025	—	108
Thereafter	—	233
Total minimum lease payments	$3	$804
Less: amount representing interest	—	(188)
Present value of obligations under leases	$3	$616
Less: current portion	—	(113)
Noncurrent lease obligations	$3	$503

The Charlottesville Lease has a term of 12 months and is renewable for four additional one-year periods. The minimum lease payment is $30,000 for the first twelve months, subject to a 3% annual increase if and when the lease is renewed. The lease commencement date is April 1, 2021. The Company expects to measure the operating lease right-of-use asset and related lease liability related to the Charlottesville Lease as of the lease commencement date, using the applicable discount rate at that time. Lease renewable options are included in the estimation of lease term when it is reasonably certain that the Company will exercise such options.

Piramal Master Services Agreement

On January 8, 2021, the Company entered into a Master Services Agreement (the “MSA”) with Piramal Pharma Solutions, Inc. (“Piramal”), for Piramal to perform certain services related to the development, manufacture, and supply of the Company’s RNL-Liposome Intermediate Drug Product. The MSA includes the transfer of analytical methods, development of microbiological methods, process transfer and optimization, intermediate drug product manufacturing, and stability studies for the Company.  The transfer will be performed at Piramal’s facility located in Lexington, Kentucky.  The parties contemplate that the MSA will lead to clinical and commercial supply agreements between the Company and Piramal.

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

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of March 31, 2021, the Company did not have any clinical research study obligations.

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

8.	NanoTx License Agreement

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

9.       Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.  There were no shares of Series A 3.6% Convertible Preferred Stock outstanding as of March 31, 2021 or December 31, 2020. There were 1,014 and 1,016 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2021 and December 31, 2020, respectively. There were 938 shares of Series C Preferred Stock outstanding as of each of March 31, 2021 and December 31, 2020.

As of March 31, 2021, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 416,889 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 5,978 shares of common stock.

Warrants

On April 27, 2018, the Company registered and distributed to holders of its common stock and Series B Convertible Preferred Stock, at no charge, non-transferable subscription rights to purchase up to an aggregate of 20,000 units for $1,000. Each unit consisted of one share of Series C Preferred Stock and 1,050 warrants (“Series T Warrants”). As previously reported, all Series T Warrants expired unexercised in January 2021.

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

Between April and September 2020, the Company entered into revised warrant agreements with the holders of 3,447,500 Series U Warrants (the “Warrant Amendments”). In return for reducing the strike price of the warrants to $2.25 per share, the warrant holders agreed to amend the settlement provisions upon a fundamental transaction such that the warrants would meet the requirements to be classified within stockholders’ equity. In September 2020, the Company entered into revised warrant agreements for the Representative Warrants that reduced the strike price of the warrants to $2.81 per share, and the warrant holders agreed to amend the settlement provisions upon a fundamental transaction such that the Representative Warrants would meet the requirements to be classified within stockholders’ equity. Accordingly, approximately $4.5 million of warrant liability was reclassified to stockholders’ equity on the respective effective date of the Warrant Amendments. In addition, approximately $0.7 million of other income representing change in the fair value of amended warrants from April 1, 2020 to the respective effective date of the Warrant Amendments is recorded in the consolidated statement of operations for the year ended December 31, 2020.

As of March 31, 2021, there were 2,141,000 outstanding Series U Warrants which can be exercised into an aggregate of 2,141,000 shares of common stock.

Common Stock

Lincoln Park Purchase Agreement

On September 30, 2020, the Company entered into the 2020 Purchase Agreement and registration rights agreement pursuant to which Lincoln Park committed to purchase up to $25.0 million of the Company’s common stock. Under the terms and subject to the conditions of the 2020 Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $25.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on November 6, 2020, subject to the satisfaction of certain conditions.

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

During the year ended December 31, 2020, the Company issued 353,113 shares, excluding 180,701 shares issued as a commitment fee, of common stock under the 2020 Purchase Agreement for total net proceeds of approximately $0.7 million. During the three months ended March 31, 2021, the Company issued 1,397,686 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $3.9 million.

At-the-market Issuances

On October 23, 2020, the Company entered into the Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell, from time to time, ATM Shares, depending on market demand, with Canaccord acting as an agent for sales. The Company has no obligation to sell any of the ATM Shares. The Company may instruct Canaccord not to sell the ATM Shares if the sales cannot be effected at or above the price the Company designates from time to time and the Company may at any time suspend sales pursuant to the Distribution Agreement.

During the year ended December 31, 2020, the Company issued 1,616,331 shares under the Distribution Agreement for net proceeds of approximately $3.2 million. During the three months ended March 31, 2021, the Company issued 1,137,193 shares under the Distribution Agreement for net proceeds of $3.2 million.

10.	Stock-based Compensation

On February 6, 2020, the Company amended the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”) to increase the total number of shares of common stock reserved for issuance under the plan by 250,000 shares. Awards may only be granted under the 2015 Plan to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of March 31, 2021 there were 210,389 shares of common stock remaining and available for future issuances under the 2015 Plan.

On June 16, 2020, the stockholders of the Company approved the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan. The 2020 Plan provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock. The 2020 Plan provides for the issuance of up to 550,000 shares of common stock, and the number of shares available for issuance will be increased to the extent that awards granted under the 2020 Plan and the

Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of March 31, 2021, there were no shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule, with 25% of the options vesting on the one year anniversary of the grant date, and have a contractual term of 10 years.

A summary of activity for the three months ended March 31, 2021 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in $,000)
Outstanding as of December 31, 2020	531,336	$10.01
Granted	159,939	$3.64
Cancelled/forfeited	(12)	$41,300.00
Outstanding as of March 31, 2021	691,263	$7.82	$149
Vested as of March 31, 2021	159,140	$24.91	$42
Vested and expected to be vested as of March 31, 2021	636,442	$8.14	$140

As of March 31, 2021, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $1.1 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.14 years.

11.     COVID-19 Pandemic and CARES Act

The COVID-19 pandemic has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. International and U.S. governmental authorities in impacted regions have taken action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, the Company put restrictions on employee travel and working from its executive offices with many employees continuing their work remotely.  While the Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, the Company has not experienced a significant impact on its business and operations.  However, the Company may experience disruptions that could adversely impact its business operations as well as its preclinical studies and clinical trials. The Company is currently continuing the clinical trials it has underway in sites across the U.S., and, although there has been no significant impact to date, the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials.  Some of the Company’s clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, have implemented a 14-day self-quarantine before appointments.  In addition, some clinical trial sites have imposed limited accessibility to conduct clinical monitoring and training on-site. Although there are vaccines available, the ability to obtain a vaccine or know when herd immunity will be met, is difficult to anticipate. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on the Company’s income tax provision for the year ended December 31, 2020 or the three months ended March 31, 2021.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

12.     Subsequent Events

During the period from April 1, 2021 through the date of the filing of this Quarterly Report on Form 10-Q, the Company issued 55,000 shares of its common stock under the Purchase Agreement with Lincoln Park for net proceeds of approximately $124,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed on February 22, 2021, as amended by the Form 10-K/A filed on February 26, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report, as well as under "Part I – Item 1A - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

Overview

Plus Therapeutics is committed to developing and delivering innovative treatments for rare and difficult to treat cancers. Plus Therapeutics’ mission is to transform the clinical care of cancer patients through its innovative drugs that have the potential to improve survival and quality of life.

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

Pipeline

Plus Therapeutics’ lead investigational drug, Rhenium NanoLiposomes (RNL™), is a patented radiotherapy for patients with recurrent glioblastoma (rGBM).  The RNL™ technology was a key part of the licensed radiotherapeutic portfolio that we acquired from NanoTx, Corp. (“NanoTx”) on May 7, 2020. The licensed radiolabeled nanoliposome platform can be applied toward several cancer targets. The licensed technology was previously funded by both the National Institutes of Health/National Cancer Institute (NIH/NCI) and the Cancer Prevention and Research Institute of Texas (CPRIT).  In addition, the RNL research program has an active $3M award from NIH/NCI which will financially support the continued clinical development of RNL for recurrent glioblastoma through the completion of a Phase 2 clinical trial and enrollment of up to 55 patients.

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

RNL is currently being evaluated for the treatment of recurrent glioblastoma in the Phase 1 multi-center ReSPECT™ dose-finding clinical trial.  ReSPECT is evaluating the safety, tolerability, and distribution of RNL for the treatment of recurrent glioblastoma.  Thus far, RNL has demonstrated early potential efficacy signals in patients with adequate dosing and tumor coverage with two patients surviving more than 30 months, compared to a median survival of approximately 9 months with the current standard of care.  The sixth dose escalation cohort of this trial is in progress, which increases the RNL drug volume to 8.8 milliliters and radiation dose to 22.3 millicuries.  The increased treatment volume in the sixth cohort will allow treatment of tumors up to approximately 4.5 cm in size, which may include the majority of glioblastoma tumors that appear in the recurrent setting.  No treatment-related SAEs have been observed thus far.  ReSPECT is supported by an award from the National Cancer Institute (NCI), part of the U.S. National Institutes of Health (NIH).

In September 2020, the FDA granted both Orphan Drug designation and Fast Track designations to RNL for the treatment of patients with glioblastoma.

Based on substantial preclinical work completed and published, RNL is thought to have potential clinical benefits in other difficult to treat cancers such as leptomeningeal carcinomatosis, peritoneal carcinomatosis, recurrent head and neck cancer, and pediatric brain cancer.

We are in the process of developing additional indications utilizing RNL, in particular pediatric brain cancer and leptomeningeal carcinomatosis pending FDA feedback.

Plus Therapeutics also has two other clinical stage drugs in our pipeline which are:

1)DocePLUS™, a patented chemotherapy incorporating docetaxel for patients with solid tumors that has been evaluated in a completed U.S. single-center Phase 1 clinical trial; and

2)DoxoPLUS™, a generic chemotherapy incorporating doxorubicin that has been evaluated in a completed, bioequivalence clinical trial in the U.S., Canada, and Ukraine versus Janssen’s CAELYX® in patients with ovarian cancer.

Current business activities related to both DocePLUS and DoxoPLUS are focused on identification of potential partners.

In addition, Plus Therapeutics is developing a chemoradionuclide therapy with Rhenium-186-labeled NanoLiposomal doxorubicin. The pharmacokinetics, imaging, and biodistribution of this novel therapy were determined after intravenous administration in a head and neck cancer xenograft model in nude rats.  Another study was performed to determine this therapy’s maximum tolerated dose and therapeutic effects, investigate associated toxicities, and calculate radiation absorbed dose in head and neck tumor xenografts and normal organs.  The most recent preclinical study determined the efficacy of this therapy in combination with radiofrequency (RF) ablation of human head and neck squamous cell carcinoma xenograft in nude rats.

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

Recent Financings

At-the-Market Transaction

On October 23, 2020, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $10,000,000 (the “ATM Shares”), depending on market demand, with Canaccord acting as an agent for sales. Refer to “Liquidity and Capital Resources” section below for additional details on the Distribution Agreement. During the year ended December 31, 2020, we issued 1,616,331 shares under the Distribution Agreement for net proceeds of approximately $3.2 million. During the three months ended March 31, 2021, we issued 1,137,193 shares under the Distribution Agreement for net proceeds of $3.2 million.

Lincoln Park Purchase Agreement

On September 30, 2020, we entered into a purchase agreement (the “2020 Purchase Agreement”) and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $25.0 million of our common stock. Refer to “Liquidity and Capital Resources” section below for additional details on the 2020 Purchase Agreement. During the year ended December 31, 2020, we issued 353,113 shares, excluding 180,701 shares issued as commitment fee, under the 2020 Purchase Agreement for net proceeds of approximately $0.7 million. During the three months ended March 31, we issued 1,397,686 shares of our common stock under the 2020 Purchase Agreement for total proceeds of $3.9 million. During the period from April 1, 2021 through the date of the filing of this Quarterly Report on Form 10-Q, we issued 55,000 shares of its common stock under the Purchase Agreement for net proceeds of $124,000.

Recent Exercise of Warrants

In February 2021, certain warrant holders exercised warrants to purchase 896,500 shares of our common stock for total exercise proceeds of $2.0 million.

COVID-19 Impact

The COVID-19 pandemic has presented substantial public health and economic challenges and is affecting economies, financial markets, and business operations around the world. International and U.S. governmental authorities in impacted regions have taken action in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have put restrictions on employee travel and working from our executive offices with many employees continuing their work remotely.  While we have implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, we have not experienced a significant impact on our business and operations.  However, we may experience disruptions that could adversely impact our business operations as well as our preclinical studies and clinical trials. We are currently continuing the clinical trials we have underway in sites across the U.S., and we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trials.  Some of our clinical trial sites, including those located in areas severely impacted by the pandemic, have placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, have implemented a 14-day self-quarantine before appointments.  In addition, some clinical trial sites have imposed limited accessibility to conduct clinical monitoring and training on-site. We considered the impacts of

COVID-19 on the assumptions and estimates used to prepare our financial statements and determined that there were no material adverse impacts on our results of operations and financial position at March 31, 2021.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. For example, as certain states and regions across the United States have relaxed various restrictions on businesses and other activities, it is uncertain whether and to what extent federal, state, or local governments may reinstate additional restrictions and safety protocols in response to any increases in COVID-19 cases. Although there are vaccines available, the ability to obtain a vaccine or know when herd immunity will be met, is difficult to anticipate As such, it is uncertain as to the full magnitude that the pandemic will have on our operations, including our preclinical studies and clinical trials, financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our clinical program and timeline, financial condition, liquidity, operations, suppliers, industry, and workforce. We continue to evaluate the extent to which delays as a result of the COVID-19 pandemic will impact our ability to manufacture our product candidates for our clinical trials and conduct other research and development operations and maintain applicable timelines. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we are not able to estimate the effects of the COVID-19 outbreak on our results of operations, financial condition, or liquidity for the remainder of fiscal year 2020 or beyond.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on our income tax provision for the year ended December 31, 2020 or the three months ended March 31, 2021.  We continue to evaluate the impact of the CARES Act on our financial position, results of operations, and cash flows.

Results of Operations

Development revenues

Under our government contract with BARDA, we recognized a total of $0.1 million in revenues for the three months ended March 31, 2020 and $0.1 million in qualified expenditures. The BARDA contract was terminated in December 2019 and the close out process was completed in 2020. There were no revenue or expenses recognized relating to the BARDA contract during the three months ended March 31, 2021, and we do not expect additional BARDA revenue in the near future.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Research and development	$1,106	$937
Stock-based compensation	21	4
Total research and development expenses	$1,127	$941

The increase of $0.2 million in research and development expenses for the three months ended March 31, 2021 as compared to the same period in 2020 was due primarily to an increase of $0.2 million related to the development of RNL for the phase 3 pivotal trial.

We expect aggregate research and development expenditures to increase in absolute dollars during the remainder of 2021 due to the expected costs of development of the RNL™ therapy acquired from NanoTx.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
General and administrative	$1,266	$1,610
Stock-based compensation	86	8
Total general and administrative expenses	$1,352	$1,618

General and administrative expenses decreased by $0.3 million during the three months ended March 31, 2021, as compared to the same period in 2020. The decrease was primarily driven by a reduction of legal expenses of $0.2 million and a reduction of $0.1 million of recruiting expenses.

We expect general and administrative expenditures to remain consistent on a quarterly basis for the remainder of 2021 as compared with 2020.

Stock-based compensation expense

Stock-based compensation expense includes charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our stock-based compensation expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Research and development	$21	4
General and administrative	86	8
Total stock-based compensation	$107	$12

The increase/decrease in stock-based compensation expense for the three months ended March 31, 2021 as compared to the same period in 2020 is primarily related to increased stock options grants in the three months ended March 31, 2021, as compared to the same period in 2020.

We expect to continue to grant stock options (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted stock options will continue to vest in accordance with their original terms. As of March 31, 2021, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $1.1 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.14 years.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$4	$36
Interest expense	(247)	(349)
Change in fair value of warrants	2	1,667
Total	$(241)	$1,354

The decrease in interest expense for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the repayment of debt principal of $5.0 million in April 2020. The changes in fair value of our warrant liabilities are primarily due to fluctuations in the valuation inputs for the warrants. See Note 4 to the unaudited consolidated condensed financial statements included elsewhere herein for disclosure and discussion of our warrant liabilities.

We expect interest expense in 2021 to decrease as compared with 2020 due to the principal repayment of $5.0 million on April 1, 2020. In April, June, July and September 2020, we entered into revised warrant agreements with the holders of 3,447,500 Series U warrants and in September 2020, we entered into revised warrant agreements for 75,000 of Representative Warrants (defined below). In return for reducing the strike price of the warrants, the warrant holders agreed to amend the settlement provisions upon fundamental transactions. The amended Series U warrants meet the requirements for equity classification under authoritative accounting guidance and are no longer subject to fair value accounting post amendment.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Cash and cash equivalents	$14,447	$8,346

Current assets	$15,446	$9,175
Current liabilities	8,315	8,539
Working capital	$7,131	$636

We incurred net losses of $2.7 million for the three months ended March 31, 2021.  We have an accumulated deficit of  $436.2 million as of March 31, 2021. Additionally, we used net cash of $3.0 million to fund our operating activities for the three months ended March 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern.

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

On October 23, 2020, we entered into the Distribution Agreement with Canaccord, pursuant to which we may issue and sell, from time to time, ATM Shares, depending on market demand, with Canaccord acting as an agent for sales. Sales of the ATM Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. Canaccord will use its commercially reasonable efforts to sell the ATM Shares we request to be sold on our behalf, consistent with Canaccord’s normal trading and sales practices, under the terms and subject to the conditions set forth in the Distribution Agreement. We have no obligation to sell any of the ATM Shares. We may instruct Canaccord not to sell the ATM Shares if the sales cannot be effected at or above the price we designate from time to time and we may at any time suspend sales pursuant to the Distribution Agreement. During the year ended December 31, 2020, we issued 1,616,331 shares under the Distribution Agreement for net proceeds of approximately $3.2 million. During the three months ended March 31, 2021, we issued 1,137,193 shares under the Distribution Agreement for net proceeds of $3.2 million.

On September 30, 2020, we entered into the 2020 Purchase Agreement and a registration rights agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $25.0 million of our common stock. Under the terms and subject to the conditions of the 2020 Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $25.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing November 6, 2020, subject to satisfaction of certain conditions. The net proceeds under the 2020 Purchase Agreement will depend on the frequency and prices at which we sell shares of our common stock to Lincoln Park.  We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes. During the year ended December 31, 2020, we issued 353,113 shares, excluding 180,701 shares issued as commitment fee, under the 2020 Purchase Agreement for net proceeds of approximately $0.7 million. During the three months ended March 31, 2021, we issued 1,397,686 shares of our common stock under the 2020 Purchase Agreement for net proceeds of $3.9 million. During the period from April 1, 2021 through the date of the filing of this Quarterly Report on Form 10-Q, we issued 55,000 shares of its common stock under the Purchase Agreement for net proceeds of $124,000.

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

Should we be unable to raise additional cash from outside sources or if we are unable to do so in a timely manner or on commercially reasonable terms, it would have a material adverse impact on our operations

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2021 and 2020 is summarized as follows (in thousands):

	For the March 31,
	2021	2020
Net cash used in operating activities	$(3,006)	$(1,502)
Net cash used in investing activities	(84)	(11)
Net cash provided by (used in) financing activities	9,191	(18)
Net increase (decrease) in cash and cash equivalents	$6,101	$(1,531)

Operating activities

Net cash used in operating activities for the three months ended March 31, 2021 was $3.0 million compared to $1.5 million in the same period of 2020. Our operational cash use increased during the three months ended March 31, 2021 as compared to the same period in 2020, due primarily to timing of cash payments made for operating assets and liabilities.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2021 and 2020 were related to purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was primarily related to sales of common stock of $7.2 million, net of offering cost through the 2020 Purchase Agreement with Lincoln Park and the Distribution Agreement with Canaccord, as well as $2.0 million from exercise of warrants. Net cash used for financing activities for the three months ended March 31, 2020 was related to cash payments for our finance leases.

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

We estimate the fair value of liability classified warrants using an option pricing model.  Following the authoritative accounting guidance, warrants with potential cash settlement outside control of the Company are accounted for as liabilities, with changes in the fair value included in operating expenses.

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the three months ended March 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results or that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this Quarterly Report on Form 10-Q, in addition to the information in the section entitled “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/10/2016
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/23/2018
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	07/29/2019
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	08/06/2019
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	10/08/2014
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	11/28/2017
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	07/25/2018
3.9	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	07/29/2019
4.1	Description of Securities.		10-K	001-34375 Exhibit 4.1	03/30/2020
4.2	Form of Common Stock Certificate.		10-K	001-34375 Exhibit 4.33	03/09/2018
4.3	Form of Series U Warrant.		S-1/A	333-229485 Exhibit 4.37	09/16/2019
4.4	Form of Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	04/23/2020
4.5	Form of Underwriters’ Warrant Amendment Agreement		8-K	011-34375 Exhibit 4.1	10/05/2020
10.1**	Master Services Agreement between Piramal Pharma Solutions, Inc. and Plus Therapeutics, Inc.		10-K	001-334275 Exhibit 10.24	02/22/2021

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: April 22, 2021		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: April 22, 2021		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)