Form 10-Q/A
period 2021-03-31
PLUS THERAPEUTICS, INC.
filed 2021-07-06
CIK 1095981

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

As of April 9, 2021, there were 10,235,525 shares of the registrant’s common stock outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Plus Therapeutics, Inc. (this “Amendment No. 1”) for the quarter ended March 31, 2021, originally filed on April 22, 2021 (the “Original Filing”), is being filed solely to correct an error in the number of common shares outstanding as of April 9, 2021 shown on the cover page. The correct number of common shares outstanding as of such date is 10,235,525, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendement No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Further, this Amendment No. 1 does not include new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 because no financial statements are included in this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No.1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q/A	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/10/2016
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/23/2018
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	07/29/2019
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	08/06/2019
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series A 3.6% Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	10/08/2014
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	11/28/2017
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	07/25/2018
3.9	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	07/29/2019
4.1	Description of Securities.		10-K	001-34375 Exhibit 4.1	03/30/2020
4.2	Form of Common Stock Certificate.		10-K	001-34375 Exhibit 4.33	03/09/2018
4.3	Form of Series U Warrant.		S-1/A	333-229485 Exhibit 4.37	09/16/2019
4.4	Form of Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	04/23/2020
4.5	Form of Underwriters’ Warrant Amendment Agreement		8-K	011-34375 Exhibit 4.1	10/05/2020
10.1**	Master Services Agreement between Piramal Pharma Solutions, Inc. and Plus Therapeutics, Inc.		10-Q	011-34375 Exhibit 10.24	04/22/2021

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	011-34375 Exhibit 31.1	04/22/2021

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		10-Q	011-34375 Exhibit 31.2	04/22/2021

31.3	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.4	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X	10-Q	011-34375 Exhibit 32.1	04/22/2021

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*

In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibit 32.1 in the report that is being amended hereunder is deemed to accompany this Amendment No. 1 and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

**	Portions of the exhibit (indicated by asterisks) have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Date: July 6, 2021		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Date: July 6, 2021		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)