Form 10-Q
period 2021-09-30
PLUS THERAPEUTICS, INC.
filed 2021-10-21
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 15, 2021, there were 15,360,025 shares of the registrant’s common stock outstanding.

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

These statements include, without limitation, statements regarding: our anticipated expenditures, including research and development, sales and marketing, and general and administrative expenses; anticipated benefits of strategic collaborations and license agreements, intellectual property, FDA approval process and government regulation; our ability to benefit from the NIH/NCI award for continued clinical development of Rhenium NanoLiposome (RNL) for recurrent glioblastoma; the ability of RNL to safely and effectively deliver radiation directly to the tumor at high doses; our ability to develop additional indications utilizing RNL and the clinical benefits of RNL in such indications; our ability to expand clinical testing of RNL to additional sites; the potential size of the market for our product candidates; our research and development efforts; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; our ability to generate  product or development revenue and the sources of such revenue; the amounts that we may be obligated to pay under license agreements; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report, including our need for additional financing and the availability thereof; our ability to fully access our equity line with Lincoln Park; any changes to our interest expenses; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; expectations as to the impact of recently issued or adopted accounting standards; our expectations as to the impact of the COVID-19 pandemic on our business and operating results; our beliefs as to the impact of any liability that may arise as a result of any legal proceedings; and the potential enhancement of our cash position through development, marketing, and licensing arrangements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$21,280	$8,346
Other current assets	817	829
Total current assets	22,097	9,175

Property and equipment, net	1,646	1,820
Operating lease right-of-use assets	559	636
Goodwill	372	372
Intangible assets, net	60	86
Other assets	16	16
Total assets	$24,750	$12,105
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,630	$2,081
Operating lease liability	106	123
Term loan obligations, net of discount	6,752	6,335
Total current liabilities	9,488	8,539

Noncurrent operating lease liability	504	528
Warrant liability	3	7
Total liabilities	9,995	9,074

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 and 1,954 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 15,360,025 and 6,749,028 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	15	7
Additional paid-in capital	457,495	436,535
Accumulated deficit	(442,755)	(433,511)
Total stockholders’ equity	14,755	3,031
Total liabilities and stockholders’ equity	$24,750	$12,105

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Development revenues:
Government contracts and other	$—	$—	$—	$303
Operating expenses:
Research and development	1,491	336	3,724	1,604
In process research and development acquired from NanoTx	—	—	—	781
General and administrative	1,990	1,060	4,811	4,107
Loss on disposal of property and equipment	18	—	18	—
Total operating expenses	3,499	1,396	8,553	6,492
Loss from operations	(3,499)	(1,396)	(8,553)	(6,189)

Other income (expense):
Interest income	5	2	13	47
Interest expense	(232)	(253)	(708)	(854)
Change in fair value of warrants	2	(81)	4	2,342
Total other income (expense)	(225)	(332)	(691)	1,535
Net loss	$(3,724)	$(1,728)	$(9,244)	$(4,654)

Net loss per share, basic and diluted	$(0.28)	$(0.39)	$(0.84)	$(1.13)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	13,264,230	4,402,221	10,961,284	4,113,928

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	1,959	$—	3,880,588	$4	$426,426	$(425,270)	$1,160
Stock-based compensation	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(1,087)	(1,087)
Balance at March 31, 2020	1,959	$—	3,880,588	$4	$426,438	$(426,357)	$85
Issuance of common stock for exercise of warrants	—	—	162,500	—	366	—	366
Reclassification of warrant liabilities	—	—	—	—	4,264	—	4,264
Issuance of common stock for in process research and development acquired from NanoTx Therapeutics	—	—	230,769	—	381	—	381
Share-based compensation	—	—	—	—	43	—	43
Net loss	—	—	—	—	—	(1,839)	(1,839)
Balance at June 30, 2020	1,959	$—	4,273,857	$4	$431,492	$(428,196)	$3,300
Issuance of common stock for exercise of warrants	—	—	317,521	1	714	—	715
Reclassification of warrant liabilities	—	—	—	—	240	—	240
Conversion of Series B convertible preferred stock into common stock	(5)	—	37	—	—	—	—
Share-based compensation	—	—	—	—	94	—	94
Net loss	—	—	—	—	—	(1,728)	(1,728)
Balance at September 30, 2020	1,954	$—	4,591,415	$5	$432,540	$(429,924)	$2,621

Balance at December 31, 2020	1,954	$—	6,749,028	$7	$436,535	$(433,511)	$3,031
Stock-based compensation	—	—	—	—	107	—	107
Sale of common stock, net of offering cost	—	—	2,534,879	2	7,076	—	7,078
Conversion of Series B Convertible Preferred Stock into common stock	(2)	—	118	—	—	—	—
Issuance of common stock for exercise of warrants	—	—	896,500	1	2,016	—	2,017
Net loss	—	—	—	—	—	(2,720)	(2,720)
Balance at March 31, 2021	1,952	$—	10,180,525	$10	$445,734	$(436,231)	$9,513
Sale of common stock, net of offering cost	—	—	1,907,000	2	5,092	—	5,094
Share-based compensation	—	—	—	—	138	—	138
Net loss	—	—	—	—	—	(2,800)	(2,800)
Balance at June 30, 2021	1,952	$—	12,087,525	$12	$450,964	$(439,031)	$11,945
Sale of common stock, net of offering cost	—	—	3,272,500	3	6,351	—	6,354
Share-based compensation	—	—	—	—	180	—	180
Net loss	—	—	—	—	—	(3,724)	(3,724)
Balance at September 30, 2021	1,952	$—	15,360,025	$15	$457,495	$(442,755)	$14,755

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(9,244)	$(4,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266	273
Amortization of deferred financing costs and debt discount	417	428
Loss on disposal of property and equipment	18	—
In process research and development acquired from NanoTx Therapeutics	—	781
Non-cash lease expenses	36	2
Change in fair value of warrants	(4)	(2,342)
Stock-based compensation expense	425	149
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Accounts receivable	—	1,169
Other current assets	12	516
Other assets	—	54
Accounts payable and accrued expenses	418	(1,586)
Net cash used in operating activities	(7,656)	(5,210)
Cash flows used in investing activities:
Purchases of property and equipment	(134)	(37)
Proceeds from sale of property and equipment	50	—
In process research and development acquired from NanoTx Therapeutics	—	(400)
Net cash used in investing activities	(84)	(437)
Cash flows provided by (used in) financing activities:
Principal payments of long-term obligations	-	(5,307)
Payment of financing lease liability	(8)	(93)
Proceeds from exercise of warrants	2,017	1,081
Proceeds from sale of common stock, net	18,665	—
Net cash provided by (used in) financing activities	20,674	(4,319)
Net increase (decrease) in cash and cash equivalents	12,934	(9,966)
Cash and cash equivalents at beginning of period	8,346	17,592
Cash and cash equivalents at end of period	21,280	7,626
Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$292	$470
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$139	$12
Right-of-use asset obtained in exchange for lease liabilities	$81	$—
Issuance costs paid in common stock	$—	$463
Common stock issued in payment for in process research and development	$—	$381

See Accompanying Notes to these Consolidated Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

The accompanying unaudited consolidated condensed financial statements as of September 30, 2021 and for the nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The consolidated condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at December 31, 2020, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc., and its subsidiaries (collectively, the “Company”) have been included.  Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 22, 2021.

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

Recently Adopted Accounting Pronouncement

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The new guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 became effective for the Company on January 1, 2021. Adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 as of January 1, 2021, which did not have a material impact on its consolidated financial statements.

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

The Company incurred net losses of $9.2 million for the nine months ended September 30, 2021.  The Company had an accumulated deficit of $442.8 million as of September 30, 2021.  Additionally, the Company used net cash of  $7.7 million to fund its operating activities for the nine months ended September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to seek additional capital through strategic transactions and from other financing alternatives. Without additional capital, the Company’s current working capital will not provide adequate funding to make debt repayments or support its research and product development activities at their current levels. If sufficient capital is not raised, the Company will at a minimum need to significantly reduce or curtail its research and development and other operations, and this would negatively affect its ability to achieve corporate growth goals.

On October 23, 2020, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”) pursuant to which it could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $10,000,000 (the “ATM Shares”), depending on market demand, with Canaccord acting as an agent for sales. Sales of the ATM Shares could be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. Canaccord was required to use its commercially reasonable efforts to sell the ATM Shares the Company requested to be sold on its behalf, consistent with Canaccord’s normal trading and sales practices, under the terms and subject to the conditions set forth in the Distribution Agreement. The Company did not have an obligation to sell any of the ATM Shares. The Company could instruct Canaccord not to sell the ATM Shares if the sales could not be effected at or above the price the Company designated from time to time and the Company could at any time suspend sales pursuant to the Distribution Agreement. During the year ended December 31, 2020, the Company issued 1,616,331 shares under the Distribution Agreement for net proceeds of approximately $3.2 million. During the nine months ended September 30, 2021, the Company issued 2,179,193 shares under the Distribution Agreement for net proceeds of $6.3 million. As of September 30, 2021, there were no remaining shares that may be issued and sold under the Distribution Agreement.

On September 30, 2020, the Company entered into a purchase agreement (the “2020 Purchase Agreement”) and a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $25.0 million of its common stock. Under the terms and subject to the conditions of the 2020 Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $25.0 million of its common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing November 6, 2020, subject to satisfaction of certain conditions. The net proceeds under the 2020 Purchase Agreement will depend on the frequency and prices at which the Company sells shares of its common stock to Lincoln Park.  During the year ended December 31, 2020, the Company issued 353,113 shares, excluding 180,701 shares issued as commitment fee, under the 2020 Purchase Agreement for net proceeds of approximately $0.7 million. During the nine months ended September 30, 2021, the Company issued 5,535,186 shares of its common stock under the 2020 Purchase Agreement for net proceeds of $12.3 million.

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

	September 30, 2021	December 31, 2020
Expected term	3 years	3.75 years
Common stock market price	$1.91	$2.02
Risk-free interest rate	0.53%	0.24%
Expected volatility	139%	149%
Resulting fair value (per warrant)	$1.25	$1.56

The following table summarizes the change in Level 3 warrant liability value for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
Warrant liability	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning balance	$5	$242	$7	$6,929
Change in fair value	(2)	81	(4)	(2,342)
Reclassification to equity	—	(240)	—	(4,504)
Ending balance	$3	$83	$3	$83

5.	Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which Oxford Finance, LLC (“Oxford”) funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of a three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, as amended, the Company is required to make interest only payments through May 1, 2021 and thereafter it is required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through September 1, 2024, the maturity date. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment in an aggregate amount equal to approximately $3.2 million. In connection with the Term Loan, on May 29, 2015, the Company issued to Oxford warrants to purchase an aggregate of 188 shares of the Company’s common stock at an exercise price of $5,175 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

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

On March 29, 2020, the Company entered into the Ninth Amendment of the Loan and Security Agreement (the “Ninth Amendment”), pursuant to which Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021 and extended the term of the Term Loan from September 1, 2021 to September 1, 2024.  As the Company met the “Second I/O Extension Equity Event,” as defined in the Ninth Amendment, the principal repayment start date has been deferred to November 1, 2021. In addition, pursuant to the Ninth Amendment, on April 1, 2020, the Company made a $5.0 million paydown of principal upon execution of the Ninth Amendment and $0.3 million of related final payment. After giving effect to this payment, $4.3 million of principal remains outstanding under the Term Loan. In addition, an amendment fee of $1.0 million will be payable in connection with the Amendment at the earlier of the maturity date, acceleration of the loans and the making of certain prepayments. All other major terms remained consistent.

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

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3 million. As of September 30, 2021, there was $4.3 million principal amount outstanding under the Term Loan, excluding the $3.2 million final payment fee, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the three months ended September 30, 2021 and 2020 was $0.2 million and $0.3 million, respectively. The Company’s interest expense for the nine months ended September 30, 2021 and 2020 was $0.7 million and $0.9 million, respectively. Interest expense is calculated using the effective interest method; therefore it is inclusive of non-cash amortization in the amount of $0.1 million for each of the three months ended September 30, 2021 and 2020, and $0.4 million for each of the nine months ended September 30, 2021 and 2020, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of September 30, 2021, the Company has not received any notification or indication from Oxford to invoke the material adverse change clause. However, due to the Company’s current cash flow position and the substantial doubt about its ability to continue as a going concern, the entire principal amount of the Term Loan is presented as short-term. The Company will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should its financial condition improve.

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

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Outstanding stock options	1,050,890	531,336
Outstanding warrants	2,141,378	3,121,125
Preferred stock	422,985	422,985
Total	3,615,253	4,075,446

7.	Commitments and Contingencies

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

The Company leases laboratory, office and storage facilities in San Antonio, Texas, under operating lease agreements that expire in 2028. On October 1, 2021, the operating lease in San Antonio, Texas was amended so that the lease would expire in February 2025, with a 3% increase to the previously agreed-on annual minimum lease payments. The Company also leases certain office space in Austin, Texas under a month-to-month operating lease agreement. On March 1, 2021, the Company entered into a lease agreement for office space in Charlottesville, Virginia (the “Charlottesville Lease”). In addition, the Company has entered into leases for certain equipment under various operating and finance leases. As of September 30, 2021, contractual terms of all finance leases had expired and the Company did not have any right-of-use assets or lease liabilities relating to finance leases. The Company’s existing operating lease agreements generally provide for periodic rent increases, and renewal and termination options. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants.

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

The table below summarizes the Company’s operating lease liabilities and corresponding right-of-use assets (in thousands, except years and rates):

September 30, 2021
Assets
Operating	$559
Total leased assets	$559
Liabilities
Current:
Operating	$106
Noncurrent:
Operating	504
Total lease liabilities	$610
Weighted-average remaining lease term (years) - operating leases	5.97
Weighted-average discount rate - operating leases	7.0%

The table below summarizes the Company’s lease costs from its unaudited consolidated condensed statement of operations, and cash payments from its unaudited consolidated condensed statement of cash flows during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease expense:
Operating lease expense	$58	$52	$166	$160
Finance lease expense:
Depreciation of right-of-use assets	—	32	7	95
Interest expense on lease liabilities	—	1	—	4
Total lease expense	$58	$85	$173	$259
Cash payment information:
Operating cash used for operating leases	$56	$56	$162	$155
Financing cash used for financing leases	—	42	8	93
Total cash paid for amounts included in the measurement of lease liabilities	$56	$98	$170	$248

Total rent expenses for the nine months ended September 30, 2021 and 2020 was $170,000 and $177,000, respectively, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating and financing leases at September 30, 2021 are as follows (in thousands):

Operating Leases

Remaining 2021	$44
2022	154
2023	131
2024	114
2025	108
Thereafter	234
Total minimum lease payments	$785
Less: amount representing interest	(175)
Present value of obligations under leases	$610
Less: current portion	(106)
Noncurrent lease obligations	$504

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

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of September 30, 2021, the Company did not have any clinical research study obligations.

Legal proceedings

On June 22, 2021, the Company was named as a defendant in an action brought by Lorem Vascular, Pte. Ltd. (“Lorem”) in the District Court for the District of Delaware. The complaint alleges false representations were made to Lorem regarding the manufacturing facility in the United Kingdom (the “UK Facility”) that Lorem purchased from the Company under the Equity Purchase Agreement, dated March 29, 2019, between the Company and Lorem (the “Lorem Agreement”). Lorem also claims that false representations were made regarding the UK Facility’s certification to sell and distribute devices in the European Union and export such devices to China. In connection with these allegations, Lorem claims entitlement to at least $6,000,000 in compensatory damages and operational costs and expenses (collectively, the “Lorem Claim”). The Company believes that the claims from Lorem are without merit and intends to vigorously defend the case and on August 12, 2021, the Company filed a Motion to Dismiss asking the District Court to dismiss the Lorem Claim. Lorem filed an opposition on September 9, 2021, which we responded to on September 30, 2021. As of October 21, 2021, the Company is waiting for the District Court’s decision on our motion. No liability was accrued as of September 30, 2021.

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

9.       Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.  On September 21, 2021, Series A 3.6% Convertible Preferred Stock was eliminated. There were no shares of Series A 3.6% Convertible Preferred Stock immediately prior to September 21, 2021, or December 31, 2020. There were 1,014 and 1,016 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2021 and December 31, 2020, respectively. There were 938 shares of Series C Preferred Stock outstanding as of each of September 30, 2021 and December 31, 2020.

As of September 30, 2021, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 416,889 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 5,978 shares of common stock.

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

As of September 30, 2021, there were 2,141,000 outstanding Series U Warrants which can be exercised into an aggregate of 2,141,000 shares of common stock.

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

On June 16, 2020, the Company received stockholder approval to permit issuances of the Company’s common stock (including the issuance of more than 19.99% of the Company’s common stock) to Lincoln Park pursuant to the 2020 Purchase Agreement.  Based on the closing price of the Company’s common stock of $1.05 per share on March 16, 2020, the maximum number of shares the Company can issue and sell under the 2020 Purchase Agreement is approximately 23.8 million shares.  Accordingly, the Company requested and received stockholder approval for the issuance of up to 23.8 million shares of the Company’s common stock under the 2020 Purchase Agreement. The Company would seek additional stockholder approval before issuing more than 23.8 million shares.

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

During the year ended December 31, 2020, the Company issued 353,113 shares, excluding 180,701 shares issued as a commitment fee, of common stock under the 2020 Purchase Agreement for total net proceeds of approximately $0.7 million. During the nine months ended September 30, 2021, the Company issued 5,535,186 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $12.3 million.

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

During the year ended December 31, 2020, the Company issued 1,616,331 shares under the Distribution Agreement for net proceeds of approximately $3.2 million. During the nine months ended September 30, 2021, the Company issued 2,179,193 shares under the Distribution Agreement for net proceeds of $6.3 million. As of September 30, 2021, there were no remaining shares that may be issued and sold under the Distribution Agreement.

10.     Stock-based Compensation

Under the Company’s amended 2015 New Employee Incentive Plan (the “2015 Plan”), awards may be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of September 30, 2021, there were 210,389 shares of common stock remaining and available for future issuances under the 2015 Plan.

On May 17, 2021, the stockholders of the Company approved an amendment and restatement to the Company’s 2020 Stock Incentive Plan (the “2020 Plan”) to increase the total number of shares of common stock reserved for issuance under the 2020 Plan by 1,000,000 shares. The 2020 Plan provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock. The 2020 Plan provides for the number of shares available for issuance to be increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan (as replaced by the 2020 Plan) are forfeited or expire (except as otherwise provided in the 2020 Plan). As of September 30, 2021, there were 640,212 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a one-year, two-year or four-year vesting schedule, with options vesting in equal installments on the monthly anniversary of the grant date and have a contractual term of 10 years.

          A summary of activity for the nine months ended September 30, 2021 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in $,000)
Outstanding as of December 31, 2020	531,336	$10.01
Granted	560,227	$2.70
Cancelled/forfeited	(40,673)	$28.87
Outstanding as of September 31, 2021	1,050,890	$5.38	9.1	$—
Vested as of September 30, 2021	293,574	$12.67	8.9	$—
Vested and expected to be vested as of September 30, 2021	974,134	$5.56	9.1	$—

As of September 30, 2021, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $1.5 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.0 years.

11.     COVID-19 Pandemic and CARES Act

The COVID-19 pandemic has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. While the Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, the Company has not experienced a significant impact on its business and operations.  However, the Company may experience disruptions that could adversely impact its business operations as well as its preclinical studies and clinical trials. The Company is currently continuing the clinical trials it has underway in sites across the U.S., and, although there has been no significant impact to date, the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials.  Some of the Company’s clinical trial sites, including those located in areas severely impacted by the pandemic, placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, implemented a 14-day self-quarantine before appointments.  In addition, some clinical trial sites imposed limited accessibility to conduct clinical monitoring and training on-site. As the accessibility of vaccines against COVID-19 and the number of adults who have received a vaccine has increased, several of the restrictions have been eased or lifted entirely. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on the Company’s income tax provision for the year ended December 31, 2020 or the nine months ended September 30, 2021.  The programs under the CARES Act expired on September 6, 2021.

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

Overview

Plus Therapeutics is a U.S. pharmaceutical company developing innovative, targeted radiotherapeutics for rare and difficult-to-treat cancers.  Plus’ investigational drugs are intended for both adult and pediatric patients on a worldwide basis. Plus Therapeutics’ headquarters and manufacturing facility are in Texas, in close proximity to world-class cancer institutions and researchers. Our dedicated team of engineers, physicians, scientists, and other professionals are committed to advancing our novel radiotherapeutic technology for the benefit of cancer patients and healthcare providers. Plus’ technology includes nanoliposome-encapsulated, BMEDA-chelated Rhenium-186 radiotherapeutics.  The nanoliposomes facilitate local and precise drug delivery and improved drug retention at the target site while Rhenium-186 releases high-energy beta particles for treatment and gamma photons for imaging.  This radiotherapeutic platform, combined with advances in surgery, nuclear medicine, and radiation oncology, affords us the opportunity to treat multiple types of cancer.  Our current pipeline is focused on treating rare and central nervous system tumors with significant unmet medical needs.

Pipeline

Plus Therapeutics’ lead investigational drug, Rhenium-186 NanoLiposome (186RNL), is a patented radiotherapy potentially useful for patients with recurrent glioblastoma (GBM).  The RNL technology was part of a licensed radiotherapeutic portfolio that we acquired from NanoTx, Corp. (“NanoTx”) on May 7, 2020. The licensed radiotherapeutic can be applied toward several cancer targets, and has an active $3.0 million award from U.S. National Institutes of Health/National Cancer Institute which will provide financial support for the continued clinical development of 186RNL for recurrent glioblastoma through the completion of a Phase 2 clinical trial and enrollment of up to 55 patients.

Plus Therapeutics is currently conducting a clinical trial for ReSPECT GBM for Recurrent Glioblastoma and anticipates beginning a clinical trial for ReSPECT-LM Clinical Trial for Leptomeningeal Metastases in the fourth quarter of 2021:

ReSPECT-GBM Clinical Trial for Recurrent Glioblastoma

186RNL is a novel injectable radiotherapy designed to deliver targeted high dose radiation directly into brain tumors in a safe, effective, and convenient manner to optimize patient outcomes.  186RNL, which is composed of radionuclide Rhenium-186 (186Re) and a nanoliposomal carrier, is infused directly into the brain tumor via precision brain mapping and convection enhanced delivery.  The 186RNL radiation dose delivered to patients may be up to 20x greater than what is possible with external beam radiation therapy (EBRT).  Some additional potential benefits of RNL compared to EBRT include:

-	186RNL can be visualized in real-time during administration, possibly giving doctors better control of radiation dosing and distribution.

-	Potentially more effectively treats the bulk tumor and microscopic disease in surrounding healthy tissue.

-	Using a small catheter, 186RNL is infused directly into the targeted tumor, which may reduce radiation exposure to healthy cells. By contrast, EBRT is less targeted and selective.

-	RNL is given during a single 3- to 4-day in-patient hospital visit, while EBRT requires out-patient visits 5 days a week for approximately 4-6 weeks.

186RNL is currently being evaluated for the treatment of recurrent glioblastoma in the Phase 1 multi-center ReSPECT-GBM dose-finding clinical trial.  ReSPECT-GBM is evaluating the safety, tolerability, and distribution of 186RNL for the treatment of recurrent glioblastoma.  Thus far, 186RNL has demonstrated safety and potential efficacy signals in patients with adequate dosing and tumor coverage with multiple patients surviving greater than 30 months, compared to a median survival of approximately 9 months with the current standard of care.  The seventh dose escalation cohort of this trial has been completed. Recently, the ReSPECT-GBM trial data safety and monitoring board (DSMB) recommended that we proceed to the eighth dosing cohort which provides for a 40% increase in both drug volume and radiation dose.  Thus far, treatment emergent serious adverse events have not been observed.

By infusing the 186RNL drug directly into the tumor, bypassing the blood-brain barrier, normal brain and external tissues may be spared from radiation damage. We believe that radiation in the form of high energy electrons may be effective against glioblastoma if an adequate dose can be effectively delivered. For comparison, current EBRT protocols for recurrent glioblastoma typically recommend a total maximum dose of about 35 Gy. In contrast, thus far, we have been able to deliver up to 740 Gy of absorbed radiation to tumor issue without significant toxicities.

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

In September 2020, the FDA granted both Orphan Drug designation and Fast Track designations to 186RNL for the treatment of patients with glioblastoma.

ReSPECT-LM Clinical Trial for Leptomeningeal Metastases

Based on substantial preclinical work completed and published, 186RNL is thought to have potential clinical benefits in other difficult to treat cancers for example leptomeningeal metastases and pediatric brain cancer. The ReSPECT-LM Phase 1 clinical trial builds upon preclinical studies in which tolerance to doses of 186RNL as high as 1,075 Gy was shown in animal models with LM with no observed significant toxicity. Furthermore, treatment led to marked reduction in tumor burden in both C6 and MDA-231 LM models.

In October 2021, the Federal Drug Administration (FDA) announced clearance for the Company to proceed with the Investigational New Drug (IND) application for 186RNL for the treatment of leptomeningeal metastases (LM). The Company expects to initiate patient accrual in a Phase 1 dose escalation trial of 186RNL (ReSPECT-LM) in the fourth quarter of 2021.

The ReSPECT-LM multi-center, sequential cohort, open-label, dose escalation study will evaluate the safety, tolerability, and distribution of 186RNL via intrathecal infusion to the ventricle of patients with LM after standard surgical, radiation, and/or chemotherapy treatment. The primary endpoint of the study is the incidence and severity of adverse events and dose limiting toxicities.

LM is a rare complication of cancer in which the disease spreads to the membranes (meninges) surrounding the brain and spinal cord. The incidence of LM is growing and occurs in approximately 5% of people with late-stage cancer, or 110,000 people in the U.S. each year. It is usually terminal with an average 1-year survival of just 7%. LM occurs with cancers that are most likely to spread to the central nervous system. The most common cancers to include the leptomeninges are breast cancer, lung cancer, and melanomas~~.~~

Future potential Trials

We are in the process of developing additional indications utilizing 186RNL such as for pediatric brain cancer.

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

Recent Developments

Lincoln Park Purchase Agreement

On September 30, 2020, we entered into a purchase agreement (the “2020 Purchase Agreement”) and registration rights agreement (the “LPC Registration Rights Agreement”). Under the 2020 Purchase Agreement Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $25.0 million of our common stock. Pursuant to the LPC Registration Rights Agreement, we have agreed to register any shares sold to Lincoln Park under the 2020 Purchase Agreement for resale by Lincoln Park. Refer to “Liquidity and Capital Resources” section below for additional details on the 2020 Purchase Agreement.

During the year ended December 31, 2020, we issued 353,113 shares, excluding 180,701 shares issued as commitment fee, under the 2020 Purchase Agreement for net proceeds of approximately $0.7 million. During the nine months ended September 30, 2021 we issued 5,535,186 shares of our common stock under the 2020 Purchase Agreement for total proceeds of $12.3 million.

COVID-19 Impact

The COVID-19 pandemic has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. While the Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, the Company has not experienced a significant impact on its business and operations.  However, the Company may experience disruptions that could adversely impact its business operations as well as its preclinical studies and clinical trials. The Company is currently continuing the clinical trials it has underway in sites across the U.S., and, although there has been no significant impact to date, the Company expects that COVID-19 precautions may directly or indirectly impact the timeline for some of its clinical trials.  Some of the Company’s clinical trial sites, including those located in areas severely impacted by the pandemic, placed new patient enrollment into clinical trials on hold or, for patients traveling from out-of-state, implemented a 14-day self-quarantine before appointments.  In addition, some clinical trial sites imposed limited accessibility to conduct clinical monitoring and training on-site. As the accessibility of vaccines against COVID-19 and the number of adults who have received a vaccine has increased, several of the restrictions have been eased or lifted entirely. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its consolidated financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property (QIP).  The CARES Act had no material impact on the Company’s income tax provision for the year ended December 31, 2020 or the nine months ended September 30, 2021.  The programs under the CARES Act expired on September 6, 2021.

Results of Operations

Development revenues

Under our government contract with BARDA, we recognized a total of $0 and $0.3 million in revenues for the three and nine months ended September 30, 2020, respectively, and $0 and $0.3 million in qualified expenditures for those periods. The BARDA contract was terminated in December 2019 and the close out process was completed in 2020. There were no revenue or expenses recognized relating to the BARDA contract during the nine months ended September 30, 2021, and we do not expect additional BARDA revenue in the near future.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,475	$325	$3,666	$1,585
Stock-based compensation	16	11	58	19
Total research and development expenses	$1,491	$336	$3,724	$1,604

The increase of $1.2 million and $2.1 million in research and development expenses for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was due primarily to increased expenditures related to the development of RNL in compliance with current good manufacturing practices, or cGMP, requirements.

We expect aggregate research and development expenditures to increase in absolute dollars during the remainder of 2021 due to the expected costs of development of the RNL therapy acquired from NanoTx.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$1,826	$977	$4,444	$3,977
Stock-based compensation	164	83	367	130
Total general and administrative expenses	$1,990	$1,060	$4,811	$4,107

General and administrative expenses increase by approximately $0.9 million during the three months ended September 30, 2021 as compared to the same period in 2020. The increase was primarily due to an increase of $0.6 million in legal and professional expenses, an increase of $0.1 million for stock-based compensation expenses, an increase of $0.1 million in insurance expenses and $0.1 million in personnel costs. General and administrative expenses increased by $0.7 million during the nine months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily driven by an increase of professional expenses of $0.5 million, and an increase of $0.2 million of stock based compensation expenses.

We expect general and administrative expenditures to remain consistent on a quarterly basis for the remainder of 2021 as compared with 2020.

Loss on disposal of property and equipment

Loss on disposal of property and equipment of $18,000 was due to the proceeds received for used property and equipment were lower than their carrying amount.

Stock-based compensation expense

Stock-based compensation expense includes charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our stock-based compensation expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$16	11	$58	19
General and administrative	164	83	367	130
Total stock-based compensation	$180	$94	$425	$149

The increase in stock-based compensation expense for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 is primarily related to increased stock options grants in the three and nine months ended September 30, 2021, as compared to the same periods in 2020.

We expect to continue to grant stock options (which will result in an expense) to our employees, directors, and, as appropriate, to non-employee service providers. In addition, previously-granted stock options will continue to vest in accordance with their original terms. As of September 30, 2021, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $1.5 million which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.0 years.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$5	$2	$13	$47
Interest expense	(232)	(253)	(708)	(854)
Change in fair value of warrants	2	(81)	4	2,342
Total	$(225)	$(332)	$(691)	$1,535

The decrease in interest expense for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 was primarily due to the repayment of debt principal of $5.0 million in April 2020. The changes in fair value of our warrant liabilities are primarily due to fluctuations in the valuation inputs for the warrants. See Note 4 to the unaudited consolidated condensed financial statements included elsewhere herein for disclosure and discussion of our warrant liabilities.

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

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Cash and cash equivalents	$21,280	$8,346

Current assets	$22,097	$9,175
Current liabilities	9,488	8,539
Working capital	$12,609	$636

We incurred net losses of $9.2 million for the nine months ended September 30, 2021.  We have an accumulated deficit of $442.8 million as of September 30, 2021. Additionally, we used net cash of $7.7 million to fund our operating activities for the nine months ended September 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern.

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

On October 23, 2020, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $10,000,000 (the “ATM Shares”), depending on market demand, with Canaccord acting as an agent for sales. During the year ended December 31, 2020, we issued 1,616,331 shares under the Distribution Agreement for net proceeds of approximately $3.2 million. During the nine months ended September 30, 2021, we issued 2,179,193 shares under the Distribution Agreement for net proceeds of $6.3 million.  As of September 30, 2021, there were no remaining shares to issue and sell under the Distribution Agreement.

On September 30, 2020, we entered into the 2020 Purchase Agreement and a registration rights agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $25.0 million of our common stock. Under the terms and subject to the conditions of the 2020 Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $25.0 million of our common stock. Such sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing November 6, 2020, subject to satisfaction of certain conditions. The net proceeds under the 2020 Purchase Agreement will depend on the frequency and prices at which we sell shares of our common stock to Lincoln Park.  We expect that any proceeds received from such sales to Lincoln Park will be used for working capital and general corporate purposes. During the year ended December 31, 2020, we issued 353,113 shares, excluding 180,701 shares issued as commitment fee, under the 2020 Purchase Agreement for net proceeds of approximately $0.7 million. On September 3, 2021, we filed a prospectus, which became effective on September 10, 2021, for the offer and sale of up to 5,865,000 shares of our common stock by Lincoln Park under the 2020 Purchase Agreement. During the nine months ended September 30, 2021, we issued 5,535,186 shares of our common stock under the 2020 Purchase Agreement for net proceeds of $12.3 million.

On March 29, 2020, we entered into the Ninth Amendment of the Loan and Security Agreement (the “Ninth Amendment”) which amended that certain Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which Oxford Finance, LLC (“Oxford”) funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. Under the Ninth Amendment, among other things, Oxford agreed to defer the start date of principal repayments under the Loan and Security Agreement from May 1, 2020 to May 1, 2021. As we met the “Second I/O Extension Equity Event,” as defined in the Ninth Amendment, the principal repayment start date has been deferred to November 1, 2021.  In addition, on April 1, 2020, we made a $5.0 million paydown of principal under the Term Loan upon execution of the Ninth Amendment.  As a result of this Ninth Amendment, the term of the Term Loan has been extended from September 1, 2021 to September 1, 2024, with all other major terms remained consistent.

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

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020 is summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(7,656)	$(5,210)
Net cash used in investing activities	(84)	(437)
Net cash provided by (used in) financing activities	20,674	(4,319)
Net increase (decrease) in cash and cash equivalents	$12,934	$(9,966)

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $7.7 million compared to $5.2 million in the same period of 2020. Our operational cash use increased during the nine months ended September 30, 2021 as compared to the same period in 2020, due primarily to timing of cash payments made for operating assets and liabilities.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 were related to purchases of fixed assets of $134,000, offset by proceeds of $50,000 from sale of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2020 was primarily related to cash payments of $0.4 million made for in process research and development assets from NanoTx, and purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily related to sales of common stock of $18.6 million, net of offering cost through the 2020 Purchase Agreement with Lincoln Park and the Distribution Agreement with Canaccord, as well as $2.0 million from exercise of warrants.

Net cash used for financing activities for the nine months ended September 30, 2020 was primarily related to repayment of $5.3 million of the Term Loan in April 2020, and cash payments for our finance leases, offset by cash proceeds received from warrant exercises of $1.1 million.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the nine months ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 22, 2021, we were named as a defendant in an action brought by Lorem Vascular, Pte. Ltd. (“Lorem”) in the District Court for the District of Delaware. The complaint alleges false representations were made to Lorem regarding the manufacturing facility in the United Kingdom (the “UK Facility”) that Lorem purchased from us under the Equity Purchase Agreement, dated March 29, 2019, between us and Lorem (the “Lorem Agreement”). Lorem also claims that false representations were made regarding the UK Facility’s certification to sell and distribute devices in the European Union and export such devices to China. In connection with these allegations, Lorem claims entitlement to at least $6,000,000 in compensatory damages and operational costs and expenses (collectively, the “Lorem Claim”). We believe that the claims from Lorem are without merit and we intend to vigorously defend the case and on August 12, 2021, we filed a Motion to Dismiss asking the District Court to dismiss the Lorem Claim. Lorem filed an opposition on September 9, 2021, which we responded to on September 30, 2021. As of October 21, 2021 we are still waiting for the District Court’s decision on our motion. No liability was accrued as of September 30, 2021.

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

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	09/21/2021
3.2	Certification of Elimination of Series A Preferred Stock.		8-K	001-34375 Exhibit 3.2	09/21/2021
10.1	LaFrance Employment Agreement.		8-K	001-34375 Exhibit 10.1	09/13/2021
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: October 21, 2021		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: October 21, 2021		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)