Form 10-Q
period 2022-03-31
PLUS THERAPEUTICS, INC.
filed 2022-04-21
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 14, 2022, there were 22,197,635 shares of the registrant’s common stock outstanding.

PLUS THERAPEUTICS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and the exhibits incorporated herein by reference contain “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements other than statements of historical fact--constitute “forward-looking statements.” These forward-looking statements do not constitute guarantees of future performance. These forward-looking statements may be identified by terms such as “intend,” “expect,” “project,” “believe,” “anticipate,” “initiate,” “will,” “should,” “would,” “could,” “may,” “designed,” “potential,” “evaluate,” “hypothesize,” “plan,” “progressing,” “proceeding,” “exploring,” “opportunity,” “hopes,” “suggest,” and similar expressions, or the negative of such expressions. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; the Company’s strategic collaborations and license agreements, intellectual property, FDA approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our pre-clinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate  product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug product manufacture to a contract drug manufacturing organization; and the potential enhancement of our cash position through development, marketing, and licensing arrangements. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and under “Part II – Item 1A – Risk Factors” in this Quarterly report. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our liquidity and capital resources and our ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the regenerative medicine field, among others. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and under “Part II – Item 1A – Risk Factors” in this Quarterly report. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

We encourage you to read the risks described under “Risk Factor Summary” and “Part II – Item 1A – Risk Factors” in this report carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report.  These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.  Such forward-looking statements are not guarantees of future performance.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$21,239	$18,400
Other current assets	865	1,324
Total current assets	22,104	19,724

Property and equipment, net	1,558	1,477
Operating lease right-use-of assets	316	341
Goodwill	372	372
Intangible assets, net	150	51
Other assets	16	16
Total assets	$24,516	$21,981
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,203	$4,151
Operating lease liability	110	111
Term loan obligation, current	1,608	1,608
Total current liabilities	4,921	5,870

Noncurrent operating lease liability	235	269
Term loan obligation	4,718	5,005
Warrant liability	—	1
Total liabilities	9,874	11,145

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,197,635 and 15,510,025 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	22	16
Additional paid-in capital	465,646	457,730
Accumulated deficit	(451,026)	(446,910)
Total stockholders’ equity	14,642	10,836
Total liabilities and stockholders’ equity	$24,516	$21,981

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$1,785	$1,127
General and administrative	2,141	1,352
Total operating expenses	3,926	2,479
Operating loss	(3,926)	(2,479)

Other income (expense):
Interest income	7	4
Interest expense	(198)	(247)
Change in fair value of liability instruments	1	2
Total other expense	(190)	(241)
Net loss	$(4,116)	$(2,720)

Net loss per share, basic and diluted	$(0.19)	$(0.33)

Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	21,507,061	8,267,901

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	1,954	$—	6,749,028	$7	$436,535	$(433,511)	$3,031
Stock-based compensation	—	—	—	—	107	—	107
Sale of common stock, net	—	—	2,534,879	2	7,076	—	7,078
Conversion of Series B Convertible Preferred Stock into common stock	(2)	—	118	—	—	—	—
Issuance of common stock for exercise of warrants	—	—	896,500	1	2,016	—	2,017
Net loss	—	—	—	—	—	(2,720)	(2,720)
Balance at March 31, 2021	1,952	$—	10,180,525	$10	$445,734	$(436,231)	$9,513

Balance at December 31, 2021	1,952	$—	15,510,025	$16	$457,730	$(446,910)	$10,836
Stock-based compensation	—	—	—	—	180	—	180
Sale of common stock, net	—	—	6,687,610	6	7,736	—	7,742
Net loss	—	—	—	—	—	(4,116)	(4,116)
Balance at March 31, 2022	1,952	$—	22,197,635	$22	$465,646	$(451,026)	$14,642

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(4,116)	$(2,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	88
Amortization of deferred financing costs and debt discount	115	151
Change in fair value of liability instruments	(1)	(2)
Share-based compensation expense	180	107
Non-cash lease expense	(10)	1
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Other current assets	459	(170)
Accounts payable and accrued expenses	(650)	(461)
Net cash used in operating activities	(3,876)	(3,006)

Cash flows used in investing activities:
Purchases of property and equipment	(210)	(84)
Purchase of intangible assets	(117)	—
In process research and development acquired	(250)	—
Net cash used in investing activities	(577)	(84)

Cash flows from financing activities:
Principal payments of long-term obligations	(402)	—
Payment of financing lease liability	—	(6)
Proceeds from exercise of warrants	—	2,017
Proceeds from sale of common stock	7,694	7,180
Net cash provided by financing activities	7,292	9,191
Net increase in cash and cash equivalents	2,839	6,101
Cash and cash equivalents at beginning of period	18,400	8,346
Cash and cash equivalents at end of period	$21,239	$14,447

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$87	$96
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$171	$102

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

The accompanying unaudited  condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at December 31, 2021, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc., and its subsidiaries (collectively, the “Company”) have been included.  Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements should be read in conjunction with the financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption is permitted beginning in 2019. The Company plans to adopt the new guidance on January 1, 2023, and it does not expect that adoption of this standard will have a material impact on its financial statements and related disclosures.

2.	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  The Company’s most significant estimates and critical accounting policies involve reviewing assets for impairment, and determining the assumptions used in measuring stock-based compensation expense.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the financial statements in the periods they are determined to be necessary.

3.	Liquidity

The Company incurred net losses of $4.1 million for the three months ended March 31, 2022.  The Company had an accumulated deficit of $451.0 million as of March 31, 2022.  Additionally, the Company used net cash of $3.9 million to fund its operating activities for the three months ended March 31, 2022.

As disclosed in more detail in Note 9, the Company had entered into various financing agreements, and raised capital by issuing its common stock. The Company believes its current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the date these financial statements are issued.

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

Certain warrants issued in an underwritten public offering in September 2019 (“Series U Warrants”) are classified as liability instruments. The Company estimated the fair value of the Series U Warrants with the Black Scholes model. Because some of the inputs to the Company’s valuation model are either not observable or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy.

The Series U Warrants will be marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations. As of March 31, 2022, the fair value of the Series U Warrants was immaterial, and the change in the fair value of liability classified Series U Warrants during the three months ended March 31, 2022 and 2021 was not material.

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

On March 29, 2020, the Company entered into the Ninth Amendment of the Loan and Security Agreement (the “Ninth Amendment”), pursuant to which Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021 and extended the term of the Term Loan from September 1, 2021 to June 1, 2024. The principal repayment start date was further deferred to November 1, 2021. In addition, pursuant to the Ninth Amendment, on April 1, 2020, the Company made a $5.0 million paydown of principal upon execution of the Ninth Amendment and $0.3 million of related final payment. In addition, an amendment fee of $1.0 million will be payable in connection with the Ninth Amendment at the earlier of the maturity date, acceleration of the loans and the making of certain prepayments. All other major terms remained consistent.

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

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3 million. As of March 31, 2022, there was $3.6 million principal amount outstanding under the Term Loan, excluding the $3.2 million final payment fee, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for each of the three months ended March 31, 2022 and 2021 was $0.2 million. Interest expense is calculated using the effective interest method; therefore it is inclusive of non-cash amortization in the amount of $0.1 million for each of the three months ended March 31, 2022 and 2021, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of March 31, 2022, the Company has not received any notification or indication from Oxford to invoke the material adverse change clause.

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

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	As of March 31,
	2022	2021
Outstanding stock options	1,170,873	691,263
Preferred stock	422,867	422,867
Outstanding warrants	2,141,378	2,141,378
Total	3,735,118	3,255,508

7.	Commitments and Contingencies

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for finance leases are recorded within property and equipment, net in the condensed balance sheets. Leases with an initial term of 12 months or less are not recorded on the condensed balance sheets. Instead, the Company recognizes lease expense for these leases on a straight-line basis over the lease term in the condensed statements of operations.

The Company leases laboratory, office and storage facilities in San Antonio, Texas, under operating lease agreements that expire in 2025. The Company also leases certain office space in Austin, Texas under a month-to-month operating lease agreement. On March 1, 2021, the Company entered into a lease agreement for office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease has a term of 12 months and is renewable for four additional one-year periods. The minimum lease payment is $30,000 for the first twelve months, subject to a 3% annual increase if and when the lease is renewed. The lease commencement date is April 1, 2021 and currently expires on March 31, 2023. The Company measured the operating lease right-of-use asset and related lease liability related to the Charlottesville Lease as of the lease commencement date. In addition, the Company has entered into leases for certain equipment under various operating and finance leases. During 2021, contractual terms of all finance leases had expired and the Company did not have any right-of-use assets or lease liabilities relating to finance leases as of March 31, 2022. The Company’s existing operating lease agreements generally provide for periodic rent increases, and renewal and termination options. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants.

Certain leases require the Company to pay taxes, insurance, and maintenance. Payments for the transfer of goods or services such as common area maintenance and utilities represent non-lease components. The Company elected the package of practical expedients and therefore does not separate non-lease components from lease components.

The Company’s operating lease liabilities and corresponding right-of-use assets are included in the condensed balance sheets. As of March 31, 2022, weighted average discount rate used to measure operating lease liabilities and the operating leases remaining term were 9.0% and 2.82%, respectively.

The table below summarizes the Company’s lease costs from its unaudited condensed statement of operations, and cash payments from its unaudited condensed statement of cash flows during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease expense:
Operating lease expense	$45	$50
Finance lease expense:
Depreciation of right-of-use assets	—	4
Total lease expense	$45	$54

Cash payment information:
Operating cash used for operating leases	$45	$49
Financing cash used for finance leases	$—	$6
Total cash paid for amounts included in the measurement of lease liabilities	$45	$55

Total rent expenses for the three months ended March 31, 2022 and 2021 were $60,000 and $50,000, respectively, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating leases at March 31, 2022 are as follows (in thousands):

Operating Leases
Remainder of 2022	$114
2023	137
2024	113
2025	18
Thereafter	—
Total minimum lease payments	$382
Less: amount representing interest	(37)
Present value of obligations under leases	345
Less: current portion	(110)
Noncurrent lease obligations	$235

Services Agreement and Statement of Work with Medidata

On March 31, 2022, the  Company and Medidata Solutions, Inc. (“Medidata”) entered into a Statement of Work (the “SOW”), pursuant to which Medidata will build a Sythetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into the Company’s Phase 2 clinical trial of Rhenium-186 NanoLiposome (186RNL) in recurrent glioblastoma (“GBM”).  The SOW is governed under the terms of a services agreement (the “Services Agreement”), dated November 5, 2021.

The SOW has a term of six (6) months.  The Company will pay Medidata $1.45 million in managed services fees and a contingent managed services fee of $150,000 if the U.S. Food & Drug Administration approves a path forward for the Company to use the SCA in its clinical trial of 186RNL for treatment of GBM.  The SOW may only be terminated for a material breach by either party or if the clinical study’s authorization or approval is withdrawn by a regulatory agency.

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

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of March 31, 2022, the Company did not have any clinical research study obligations.

Legal proceedings

On June 22, 2021, the Company was named as a defendant in an action brought by Lorem Vascular, Pte. Ltd. (“Lorem”) in the District Court for the District of Delaware. The complaint alleges false representations were made to Lorem regarding the manufacturing facility in the United Kingdom (the “UK Facility”) that Lorem purchased from the Company under the Asset and Equity Purchase Agreement, dated March 29, 2019, between the Company and Lorem (the “Lorem Agreement”). Lorem also claims that false representations were made regarding the UK Facility’s certification to sell and distribute devices in the European Union and export such devices to China. In connection with these allegations, Lorem claims entitlement to at least $6,000,000 in compensatory damages and operational costs and expenses (collectively, the “Lorem Claim”). The Company believes that the Lorem Claim is without merit and is vigorously defending the case. No liability was accrued as of March 31, 2022.

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

Pursuant to the UTHSA License Agreement, the Company was required to make an upfront payment, which was recorded as in-process research and development acquired in the condensed statement of operations for the year ended December 31, 2021. The upfront payment was paid in cash in January 2022.

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

On May 7, 2020, all closing conditions under the NanoTx License Agreement were satisfied and the Company paid an upfront cash payment and issued 230,769 shares of its common stock to NanoTx. Cash and the fair value of common stock issued is recorded as in-process research and development expenses, pursuant to authoritative literature for asset acquisition, in the statement of operations and comprehensive loss for the year ended December 31, 2020.

9.	Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.  On September 21, 2021, Series A 3.6% Convertible Preferred Stock was eliminated. There were no shares of Series A 3.6% Convertible Preferred Stock immediately prior to September 21, 2021, or December 31, 2020. There were 1,014 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2022 and December 31, 2021. There were 938 shares of Series C Preferred Stock outstanding as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 416,889 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 5,978 shares of common stock.

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

In accordance with authoritative guidance, the pre-funded warrants are classified as equity. The Series U Warrants and the Representative Warrants were initially classified at issuance as liabilities due to a contingent obligation for the Company to settle the Series U Warrants with cash upon certain change in control events. In 2020, all but 2,500 Series U Warrants were amended and met the requirements to be classified within stockholder’s equity.

As of March 31, 2022, there were 2,141,000 outstanding Series U Warrants which can be exercised into an aggregate of 2,141,000 shares of common stock.

Common Stock

Lincoln Park Purchase Agreement

On September 30, 2020, the Company entered into the 2020 Purchase Agreement and registration rights agreement pursuant to which Lincoln Park committed to purchase up to $25.0 million of the Company’s common stock. Under the terms and subject to the conditions of the 2020 Purchase Agreement, the Company had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park was obligated to purchase up to $25.0 million of the Company’s common stock. Such sales of common stock by the Company were subject to certain limitations, and could occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on November 6, 2020, subject to the satisfaction of certain conditions.

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

Lincoln Park had no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park was obligated to make purchases as the Company directs, subject to certain conditions.

Actual sales of shares of common stock to Lincoln Park under the 2020 Purchase Agreement depended on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds under the 2020 Purchase Agreement to the Company depended on the frequency and prices at which the Company sold shares of its stock to Lincoln Park.

During the year ended December 31, 2021, the Company issued 5,685,186 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $12.5 million. During the three months ended March 31, 2022, the Company issued 5,665,000 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $7.0 million. The Company no longer has any additional shares of common stock registered to sell under the 2020 Purchase Agreement.

At-the-market Issuances

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “2022 Distribution Agreement”) with Canaccord Genuity LLC ( “Canaccord”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000 shares (the “Shares”), with Canaccord acting as an agent for sales. Canaccord will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf. The Company has no obligation to sell any of the Shares. The Company may instruct Canaccord not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the 2022 Distribution Agreement. During the three months ended March 31, 2022, the Company issued 1,022,610 shares under the 2022 Distribution Agreement for net proceeds of approximately $0.7 million.

On October 23, 2020, the Company entered into an Equity Distribution Agreement (the “2020 Distribution Agreement”) with Canaccord. The Company had no obligation to sell any of the ATM Shares and it could instruct Canaccord not to sell the ATM Shares if the sales could not be effected at or above the price the Company designated from time to time and the Company could at any time suspend sales pursuant to the 2020 Distribution Agreement.

During the year ended December 31, 2021, the Company issued 2,179,193 shares under the 2020 Distribution Agreement for net proceeds of $6.3 million. The 2020 Distribution Agreement has been terminated.

10.	Stock-based Compensation

On February 6, 2020, the Company amended the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”) to increase the total number of shares of common stock reserved for issuance under the plan by 250,000 shares. Awards may only be granted under the 2015 Plan to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of March 31, 2022, there were 90,389 shares of common stock remaining and available for future issuances under the 2015 Plan.

On June 16, 2020, the stockholders of the Company approved the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan. The 2020 Plan provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock. The 2020 Plan provides for the issuance of up to 550,000 shares of common stock, and the number of shares available for issuance will be increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). On May 17, 2021, the stockholders of the Company approved an amendment and restatement to the 2020 Plan to increase the total number of shares of common stock reserved for issuance under the 2020 Plan by 1,000,000 shares. As of March 31, 2022, there were 640,212 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the three months ended March 31, 2022 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	1,170,890	$5.01	9.00
Granted	—	$—
Cancelled/forfeited	(17)	$24,706.00
Balance as of March 31, 2022	1,170,873	$4.65	8.75	$-
Vested and expected to vest at March 31, 2022	460,217	$8.04	8.47	$-
Exercisable at March 31, 2022	1,102,117	$4.74	8.73	$-

As of March 31, 2022, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $1.3 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.79 years.

11.     COVID-19 Pandemic and CARES Act

A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020.  COVID-19 has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. While the Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, the Company has not experienced a significant impact on its business and operations.  However, the Company may experience disruptions that could adversely impact its business operations as well as its preclinical studies and clinical trials. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The full extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act had no material impact on the Company’s income tax provision for the year ended December 31, 2021 or the three months ended March 31, 2022.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed on February 24, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report, as well as under "Part I – Item 1A - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, in other subsequent filings with the SEC, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

Overview

Plus Therapeutics, Inc. is a U.S. pharmaceutical company developing innovative, targeted radiotherapeutics for adults and children with rare and difficult-to-treat cancers. Our novel radioactive drug formulations and therapeutic candidates are designed to deliver safe and effective doses of radiation to tumors. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as Rhenium isotopes within nanoliposomes and microspheres. Our formulations are intended to achieve elevated tumor absorbed radiation doses and extended retention times such that the clearance of the isotope occurs after significant radiation decay, which we believe will contribute and provide less normal tissue/organ exposure and improved safety margins.

Traditional approaches to radiation therapy for cancer such as external beam radiation have many disadvantages including continuous treatment for 4-6 weeks (which is onerous for patients), radiation that inadvertently damages healthy cells and tissue, and a very limited amount of radiation that can be safely delivered, therefore, is frequently inadequate to fully destroy the cancer.

Our targeted radiotherapeutic platform and unique investigational drugs have the potential to overcome these disadvantages by directing higher, more powerful radiation doses at the tumor—and only the tumor—potentially in a single treatment. By minimizing radiation exposure to healthy tissues while simultaneously maximizing efficacy, we hope to reduce the toxicity of radiation for patients, improving their quality of life and life expectancy. Our radiotherapeutic platform, combined with advances in surgery, nuclear medicine, interventional radiology, and radiation oncology, affords us the opportunity to target a broad variety of cancer types.

Our lead radiotherapeutic candidate, Rhenium-186 NanoLiposome (“186RNL”) is designed specifically to target central nervous system (“CNS”) cancers including recurrent glioblastoma, leptomeningeal metastases, and pediatric brain cancers by direct localized delivery utilizing approved standard-of-care tissue access such as with conduction enhanced delivery (“CED”) and intraventricular brain catheters (Ommaya reservoir).  Our recently acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers.

Our headquarters and manufacturing facilities are in Texas and are nearby world-class cancer institutions and researchers. Our dedicated team of engineers, physicians, scientists, and other professionals are committed to advancing our targeted radiotherapeutic technology for the benefit of cancer patients and healthcare providers worldwide and our current pipeline is focused on treating rare and difficult-to-treat cancers with significant unmet medical needs.

Pipeline

Our most advanced investigational drug, 186RNL, is a patented radiotherapy potentially useful for patients with CNS and other cancers.  Preclinical study data describing the use of 186RNL for several cancer targets have been published in peer-reviewed journals. Besides glioblastoma, leptomeningeal metastases, and pediatric brain cancer, 186RNL has been reported to have potential applications for head and neck cancer, ovarian cancer, breast cancer and peritoneal scarcinomatosis.

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

We are currently conducting the ReSPECT-GBM and ReSPECT-LM clinical trials for recurrent glioblastoma (“GBM”) and leptomeningeal metastases (“LM””), respectively. In addition, we anticipate seeking the U.S. Food and Drug Administration (“FDA”) Investigational New Drug (“IND”) approval for the ReSPECT-PBC clinical trial for pediatric brain cancer (“PBC”) in late 2022 or early 2023.

186RNL versus External Beam Radiation Therapy

186RNL is a novel injectable radiotherapy designed to deliver targeted, high dose radiation directly into glioblastoma tumors in a safe, effective, and convenient manner that may ultimately prolong patient survival.  186RNL is composed of the radionuclide Rhenium-186 and a nanoliposomal carrier, and is infused in a highly targeted fashion, directly into the tumor via precision brain mapping and convection enhanced delivery (“CED”).  Potential benefits of 186RNL compared to standard external beam radiotherapy (“EBRT”) include:

•The 186RNL radiation dose delivered to patients may be up to 20 times greater than what is possible with commonly used EBRT.
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

ReSPECT-GBM Trial for Recurrent GBM

GBM is the most common, complex, and aggressive primary brain cancer in adults. Annually in the U.S., there are 12,900 GBM cases diagnosed and approximately 10,000 patients succumb to the disease each year. The average life expectancy with primary glioblastoma is less than 24 months, with a one-year survival rate of 40.8% and a five-year survival rate of only 6.8%. GBM often causes and presents with headaches, seizures, vision changes and other significant neurological complications. Despite the best available medical treatments to eliminate the initial brain tumor, some microscopic disease frequently remains, with tumor regrowth within months.  Approximately 90% or more of patients with primary GBM experience tumor recurrence. Complete surgical removal of GBM is not typically possible and GBM is often resistant or quickly develops resistance to most available therapies. Even today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease.

For recurrent GBM, there are few currently approved treatments that in the aggregate, provide only marginal survival benefit. Furthermore, these therapies are associated with significant side effects, which limit dosing and prolonged use.

While EBRT has been shown to be safe and effective in many malignancies including glioblastoma, the maximum possible administered dose is limited by toxicity to the normal tissues surrounding the malignancy. In contrast, targeted radiopharmaceuticals that precisely deliver radiation in the form of beta particles such as Iodine-131 for thyroid cancer, are known to minimize exposure to normal cells and tissues which we hope will result in a safer and more effective treatment.

Interim results from our ongoing Phase 1/2a ReSPECT-GBM trial, suggest beta particle energy from our lead investigational drug 186RNL may also have utility in treating GBM and other malignancies. More specifically, the preliminary data from ReSPECT-GBM indicates that radiation, in the form of high energy beta particles or electrons, can be effective against GBM. Thus far, we have been able to deliver up to 740 Gy of absorbed radiation to tumor issue without significant or dose limiting toxicities. In comparison, current EBRT protocols for recurrent GBM typically recommend a total maximum dose of about 35 Gy.

In September 2020, the FDA granted both Orphan Drug designation and Fast Track designations to 186RNL for the treatment of patients with glioblastoma.

186RNL is presently under clinical investigation in a multicenter, sequential cohort, open-label, volume and dose escalation study of the safety, tolerability, and distribution of 186RNL given by CED to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment (NCT01906385). The study uses a modified Fibonacci dose escalation, followed by a planned expansion at the maximum tolerated dose/maximum feasible dose to determine efficacy. The trial is funded through Phase 2 in large part by a NIH/NCI grant. The planned enrollment in the NIH/NCI grant is 21 patients in the dose-escalation part of the study and 34 patients in the expansion cohort. The study is in its 8th dosing administration cohort and is under development and internal review to potentially advance to a Phase 2 or registration trial.

At the Society for Neuro-Oncology Annual Meeting in November 2021, we presented patient data which at that time included the results for 22 patients treated in the ReSPECT-GBM trial. The trial, thus far, has shown that CED in recurrent GBM patients is feasible. Median absorbed dose to the tumor volume across all subjects in the first eight cohorts (n=22) was 267.5 Gy (range 8.9-740). In a subset of patients in whom tumor coverage was greater than or equal to 75%, the median absorbed dose was 405 Gy (range 146-593). By contrast, the median absorbed doses to the whole brain and the total body across all subjects were 0.55 Gy (range 0.001-2.728) and 0.09 Gy (range 0.001-0.182), respectively. Small doses, as delivered to the body, are typically well-tolerated. Based on observed and reported patient protocol activity and all available adverse event (“AE”) data, 186RNL has been well-tolerated. No AEs with an outcome of death or study drug-related serious AEs have been reported. Furthermore, no patient has been discontinued from the study because of an AE. All AEs have been mild or moderate (Grade 1 or 2) in intensity, except for one case of Grade 3 vasogenic edema, which was considered by the investigator to be unrelated to the study drug. AEs considered by the investigator to be at least possibly related to 186RNL have included Grade 1 to 2 skin and soft tissue infection, intermittent cephalgia, neck and jaw pain, nausea with or without vomiting, constipation, increased lethargy, difficulty walking (gait disturbance), worsening double vision, and dysuria. Scalp discomfort and tenderness related to the surgical procedure has also been reported.

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

In October 2021, the FDA announced clearance of our IND application for 186RNL for the treatment of LM. Subsequently, in November 2021, the FDA granted a Fast Track designation for 186RNL for the treatment of leptomeningeal metastases. We treated our first patient in the ReSPECT-LM Phase 1 clinical trial in Q1 2022.

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

ReSPECT-PBC Clinical Trial for Pediatric Brain Cancer

In August 2021, we announced plans for treating pediatric brain cancer at the 2021 American Association of Neurological Surgeons (“AANS”) Annual Scientific Meeting. In July 2021, we reported that we had received FDA feedback pertaining to a pre-IND meeting briefing package in which the FDA stated that we are not required to perform any additional preclinical or toxicology studies.

Currently, we plan to investigate the use of 186RNL in 2 pediatric brain cancers. High-grade glioma (HGG) is a rare, fast-growing CNS tumor that forms in glial cells of the brain and spinal cord. It can be found almost anywhere within the CNS, but is most commonly within the supratentorium in children ages 15-19. HGG tumors in children act differently from those in adults, causing headaches, seizures, and difficulty achieving developmental milestones depending on the tumor location. Approximately 360-400 children are diagnosed with HGG annually in North America and the 5-year survival rate is approximately 20%. In contrast to HGG, ependymoma is a rare, slow- or fast-growing (depending on the grade) primary CNS tumor that forms in ependymal cells in the brain and spinal cord—and may spread throughout the CNS, though infrequently. All ependymomas can recur, but patients are often tumor-free for years before testing shows tumor regrowth, either at the initial tumor site or elsewhere within the CNS. Symptoms depend on tumor location and size, usually including irritability, sleeplessness, vomiting, nausea, back pain, arm/leg weakness, and headaches.

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

Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere Technology

In January 2022, we announced that we licensed BAM patents and technology from The University of Texas Health Science Center at San Antonio (“UT Health Science Center at San Antonio”) to expand our tumor targeting capabilities and precision radiotherapeutics pipeline. We intend to combine our Rhenium NanoLiposome technology with the BAM technology to create a novel radioembolization technology. Initially, we intend to utilize the Rhenium-188 isotope, 188RNL-BAM for the intra-arterial embolization and local delivery of a high dose of targeted radiation for a variety of solid organ cancers such as hepatocellular cancer, hepatic metastases, pancreatic cancer and many others.

Preclinical data from an ex vivo embolization experiment in which Technetium-99m-BAM was intra-arterially delivered to a bovine kidney perfusion model was presented at the recent 2021 Society of Interventional Radiology (“SIR”) Annual Scientific Meeting. The study concluded that the technology required for radiolabeling BAM could successfully deliver, embolize and retain radiation in the target organ. 188RNL-BAM is a preclinical investigational drug we intend to further develop and move into clinical trials. Specifically, in 2022, we intend to transfer the 188RNL-BAM technology from UT Health Science Center at San Antonio, fabricate and scale the drug product, and complete certain preclinical studies to support a future FDA IND submission. Our likely initial clinical target is liver cancer which is the 6th most common and 3rd deadliest cancer worldwide. It is a rare disease with increasing U.S. annual incidence (42,000) and deaths (30,000).

Recent Developments

Services Agreement and Statement of Work with Medidata

On March 31, 2022, we entered into a Statement of Work (the “SOW”) with Medidata Solutions, Inc. (“Medidata”), pursuant to which Medidata will build a Synthetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into the Company’s Phase 2 clinical trial of 186RNL in GBM.

The SOW has a term of six (6) months.  We will pay Medidata $1.45 million in managed services fees and a contingent managed services fee of $150,000 if the U.S. Food & Drug Administration approves a path forward for us to use the SCA in its clinical trial of 186RNL for treatment of GBM.  The SOW may only be terminated for a material breach by either party or if the clinical study’s authorization or approval is withdrawn by a regulatory agency.

UT Health Science Center San Antonio (UTHSA) License Agreement

On December 31, 2021, we entered into an exclusive license agreement with UT Health Science Center at San Antonio for the global rights to develop and commercialize 188RNL-BAM.  Under the license agreement with UT Health Science Center at San Antonio, we are required to use commercial reasonable efforts to develop the 188RNL-BAM product candidate acquired under the license agreement. Further, we are subject to future milestone, earn-out and other payments to UT Health Science Center at San Antonio all of which are tied to our commercialization and sale activities for product candidates.

Recent Financings

Refer to the “Liquidity and Capital Resources” section below for information on our recent financings.

Results of Operations

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,760	$1,106
Share-based compensation	25	21
Total research and development expenses	$1,785	$1,127

The increase of $0.7 million in research and development expenses for the three months ended March 31, 2022 as compared to the same period in 2021 was due primarily to increased expenditures related to increase in development costs of 186RNL of $0.5 million as we ramp up to plan for the pivotal trial, an increase of $0.1 million in professional expenses and an increase of $0.1 million in personnel expenses.

We expect aggregate research and development expenditures to increase in absolute dollars during 2022 due to the expected costs of development of the 186RNL™ therapy acquired from NanoTx and development expenses related to 188RNL-BAM.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
General and administrative	$1,986	$1,266
Share-based compensation	155	86
Total general and administrative expenses	$2,141	$1,352

General and administrative expenses increased by approximately $0.8 million during the three months ended March 31, 2022 as compared to the same period in 2021. The increase was primarily due to an increase of $0.6 million of legal, intellectual property and other professional expenses, and an increase of $0.2 million of personnel related expenses.

We expect general and administrative expenditures to remain generally consistent in 2022 as compared with the year ended December 31, 2021, subject to litigation cost which is not predictable at this time.

Stock-based compensation expense

Stock-based compensation expense includes charges related to stock options issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our stock-based compensation expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$25	$21
General and administrative	155	86
Total share-based compensation	$180	$107

The increases in our stock-based compensation was primarily due to increases in grants of stock-based options as well as higher grant-date fair value of stock-based awards.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$7	$4
Interest expense	(198)	(247)
Change in fair value of liability instruments	1	2
Total	$(190)	$(241)

The decrease in interest expense for the three months ended March 31, 2022 as compared to the same periods in 2021 was primarily due to the repayment of debt principal of $0.3 million in 2021 and $0.4 million during the first quarter of 2022.

We expect interest expense in 2022 to decrease as compared with 2021 due to scheduled debt principal repayments which commenced on November 1, 2021.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$21,239	$18,400

Current assets	$22,104	$19,724
Current liabilities	4,921	5,870
Working capital	$17,183	$13,854

For the periods presented, operating losses have been funded primarily from outside sources of invested capital in our common stock. We believe that our cash and cash equivalents of $21.2 million at March 31, 2022 will enable us to fund our current and planned operations for at least the next twelve months and beyond from the date these condensed financial statements were issued.

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

On January 14, 2022, we entered into an Equity Distribution Agreement (the “2022 Distribution Agreement”) with Canaccord Genuity LLC (the “Agent”, or “Canaccord”), pursuant to which we may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000 (the “Shares”), depending on market demand, with the Agent acting as an agent for sales. Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the Nasdaq. Since January 14, 2022, we issued 1,022,610 shares under the 2022 Distribution Agreement for net proceeds of approximately $0.7 million.

On October 23, 2020, we entered into an Equity Distribution Agreement (the “2020 Distribution Agreement”) with Canaccord, pursuant to which we could issue and sell, from time to time, our common stock in “at the market” offerings, depending on market demand, with Canaccord acting as an agent for sales. During 2021, we issued 2,179,193 shares under the 2020 Distribution Agreement for net proceeds of $6.3 million. The 2020 Distribution Agreement has been terminated.

On September 30, 2020, we entered into the 2020 Purchase Agreement and a registration rights agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $25.0 million of our common stock. During 2021, we issued 5,685,186 shares of our common stock under the 2020 Purchase Agreement for total proceeds of $12.5 million. During the three months ended March 31, 2022, we issued 5,665,000 shares of common stock for net proceeds of approximately $7.0 million under the 2020 Purchase Agreement. We no longer have any additional shares of common stock registered to sell under the 2020 Purchase Agreement, and at this time we do not intend to register any additional shares of common stock under the 2020 Purchase Agreement.

We continue to seek additional capital through strategic transactions and other financing alternatives. Without additional capital, current working capital and cash generated from sales will not provide adequate funding for research and product development activities at their current levels. If sufficient capital is not raised, we will at a minimum need to significantly reduce or curtail our research and development and other operations, and this would negatively affect our ability to achieve corporate growth goals. There may be continued market volatility due to the pandemic, downturn in global economy, or other events, which could cause our stock price to decline. This in turn will likely negatively impact our ability to raise funds through equity-related financings.

Should we be unable to raise additional cash from outside sources or if we are unable to do so in a timely manner or on commercially reasonable terms, it would have a material adverse impact on our operations.

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,876)	$(3,006)
Net cash used in investing activities	(577)	(84)
Net cash provided by financing activities	7,292	9,191
Net increase in cash and cash equivalents	$2,839	$6,101

Material Cash Obligations

On March 31, 2022, we entered into the SOW with Medidata pursuant to which Medidata will build a Synthetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into the Company’s Phase 2 clinical trial of 186RNL in GBM.

During the six month term of the SOW, we will pay Medidata $1.45 million in managed services fees. Further, if the U.S. Food & Drug Administration approves a path forward for us to use the SCA in its clinical trial of 186RNL for treatment of GBM, we will pay Medidata an additional contingent managed services fee of $150,000.

We are also obligated to make ongoing principal and interest payments under the Term Loan with Oxford through the maturity date of June 1, 2024 (See Note 5 of the accompanying condensed financial statements for more information). In addition, as described in more detail in Note 7 of the accompanying condensed financial statements, we are obligated to make operating lease payments for our office and laboratory space and we may be required to make payments under certain of our other contractual agreements.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $3.9 million compared to $3.0 million in the same period of 2021. Our operational cash use increased during the three months ended March 31, 2022 as compared to the same period in 2021, due primarily to increased expenditures for our research and development activities.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2022 were related to cash payments of $0.3 million made for in process research and development assets from UTHSA and purchases of fixed assets and intangible assets of $0.3 million. Net cash used in investing activities for the three months ended March 30, 2021 was primarily related to purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was primarily related to sales of common stock of $7.7 million, net of offering cost through the 2022 Distribution Agreement with Canaccord and the 2020 Purchase Agreement with Lincoln Park.

Net cash provided by financing activities for the three months ended March 31, 2021 was primarily related to sales of common stock of $7.2 million, net of offering cost through the 2020 Purchase Agreement with Lincoln Park and the 2022 Distribution Agreement with Canaccord, as well as $2.0 million from exercise of warrants.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes during the three months ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 22, 2021, we were named as a defendant in an action brought by Lorem Vascular, Pte. Ltd. (“Lorem”) in the District Court for the District of Delaware. The complaint alleges false representations were made to Lorem regarding the manufacturing facility in the United Kingdom (the “UK Facility”) that Lorem purchased from us under the Equity Purchase Agreement, dated March 29, 2019, between us and Lorem (the “Lorem Agreement”). Lorem also claims that false representations were made regarding the UK Facility’s certification to sell and distribute devices in the European Union and export such devices to China. In connection with these allegations, Lorem claims entitlement to at least $6,000,000 in compensatory damages and operational costs and expenses (collectively, the “Lorem Claim”). We believe that the Lorem Claim is without merit and we are vigorously defending the case.

Item 1A. Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results or that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this Quarterly Report on Form 10-Q, in addition to the information in the section entitled “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

1.1	Distribution Agreement, dated January 14, 2022, by and among Plus Therapeutics, Inc. and Canaccord Genuity LLC		8-K	001-34375 Exhibit 1.1	01/14/2022

3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

10.1+	Medidata Services Agreement and Statement of Work	X

10.2	Distribution Agreement, dated January 14, 2022, by and among Plus Therapeutics, Inc. and Canaccord Genuity LLC.		8-K	011-34375 Exhibit 1.1	1/14/2022

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X
.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

+       Portions of this exhibit have been excluded in compliance with Item 601 of Regulation S-K.

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: April 21, 2022		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: April 21, 2022		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)