Form 10-Q
period 2022-06-30
PLUS THERAPEUTICS, INC.
filed 2022-07-21
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 14, 2022, there were 22,532,005 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,090	$18,400
Other current assets	799	1,324
Total current assets	18,889	19,724

Property and equipment, net	1,560	1,477
Operating lease right-use-of assets	303	341
Goodwill	372	372
Intangible assets, net	131	51
Other assets	16	16
Total assets	$21,271	$21,981
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,259	$4,151
Operating lease liability	104	111
Term loan obligation, current	1,608	1,608
Total current liabilities	6,971	5,870

Noncurrent operating lease liability	202	269
Term loan obligation	4,419	5,005
Warrant liability	—	1
Total liabilities	11,592	11,145

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,468,682 and 15,510,025 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	22	16
Additional paid-in capital	465,965	457,730
Accumulated deficit	(456,308)	(446,910)
Total stockholders’ equity	9,679	10,836
Total liabilities and stockholders’ equity	$21,271	$21,981

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$2,831	$1,106	$4,615	$2,233
General and administrative	2,289	1,469	4,431	2,821
Total operating expenses	5,120	2,575	9,046	5,054
Operating loss	(5,120)	(2,575)	(9,046)	(5,054)

Other income (expense):
Interest income	19	4	26	8
Interest expense	(181)	(229)	(379)	(476)
Change in fair value of liability instruments	—	—	1	2
Total other expense	(162)	(225)	(352)	(466)
Net loss	$(5,282)	$(2,800)	$(9,398)	$(5,520)

Net loss per share, basic and diluted	$(0.24)	$(0.25)	$(0.43)	$(0.56)

Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	22,254,823	11,296,816	21,919,956	9,790,726

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

	Convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	1,954	$—	6,749,028	$7	$436,535	$(433,511)	$3,031
Stock-based compensation	—	—	—	—	107	—	107
Sale of common stock, net	—	—	2,534,879	2	7,076	—	7,078
Conversion of Series B Convertible Preferred Stock into common stock	(2)	—	118	—	—	—	—
Issuance of common stock for exercise of warrants	—	—	896,500	1	2,016	—	2,017
Net loss	—	—	—	—	—	(2,720)	(2,720)
Balance at March 31, 2021	1,952	$—	10,180,525	$10	$445,734	$(436,231)	$9,513
Stock-based compensation	—	—	—	—	138	—	138
Sale of common stock, net	—	—	1,907,000	2	5,092	—	5,094
Net loss	—	—	—	—	—	(2,800)	(2,800)
Balance at June 30, 2021	1,952	$—	12,087,525	$12	$450,964	$(439,031)	$11,945

Balance at December 31, 2021	1,952	$—	15,510,025	$16	$457,730	$(446,910)	$10,836
Stock-based compensation	—	—	—	—	180	—	180
Sale of common stock, net	—	—	6,687,610	6	7,736	—	7,742
Net loss	—	—	—	—	—	(4,116)	(4,116)
Balance at March 31, 2022	1,952	$—	22,197,635	$22	$465,646	$(451,026)	$14,642
Stock-based compensation	—	—	—	—	167	—	167
Sale of common stock, net	—	—	271,047	—	152	—	152
Net loss	—	—	—	—	—	(5,282)	(5,282)
Balance at June 30, 2022	1,952	$—	22,468,682	$22	$465,965	$(456,308)	$9,679

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(9,398)	$(5,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302	179
Amortization of deferred financing costs and debt discount	218	283
Change in fair value of liability instruments	(1)	(2)
Stock-based compensation expense	347	245
Change of operating lease assets and liabilities	(36)	—
Non-cash lease expense	—	4
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Other current assets	525	(11)
Accounts payable and accrued expenses	1,527	(583)
Net cash used in operating activities	(6,516)	(5,405)

Cash flows (used in) investing activities:
Purchases of property and equipment	(348)	(80)
Purchases of intangible assets	(117)	—
In process research and development acquired	(250)	—
Net cash used in investing activities	(715)	(80)

Cash flows from financing activities:
Principal payments of long-term obligations	(804)	—
Payment of financing lease liability	—	(8)
Proceeds from exercise of warrants	—	2,017
Proceeds from sale of common stock, net	7,725	12,291
Net cash provided by financing activities	6,921	14,300
Net increase (decrease) in cash and cash equivalents	(310)	8,815
Cash and cash equivalents at beginning of period	18,400	8,346
Cash and cash equivalents at end of period	$18,090	$17,161

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$168	$290
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$50	$119
Right-of-use asset obtained in exchange for lease liabilities	$—	$81

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(UNAUDITED)

1.	Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  The condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at December 31, 2021, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc., and its subsidiaries (collectively, the “Company”) have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These financial statements should be read in conjunction with the financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022.

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

The Company incurred net losses of $9.4 million for the six months ended June 30, 2022. The Company had an accumulated deficit of $456.3 million as of June 30, 2022. Additionally, the Company used net cash of $6.5 million to fund its operating activities for the six months ended June 30, 2022.

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

On May 24, 2022, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid

Requirement”).

Nasdaq’s notice has no immediate effect on the listing or trading of the Company’s common stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until November 21, 2022, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to November 21, 2022.

If the Company does not achieve compliance with the Minimum Bid Requirement by November 21, 2022, the Company may be eligible for an additional 180 calendar days to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.

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

Liability-classified Series U Warrants are marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations. As of June 30, 2022, the fair value of the Series U Warrants was immaterial, and the change in the fair value of liability classified Series U Warrants during the three and six months ended June 30, 2022 and 2021 was immaterial.

5.	Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which Oxford Finance, LLC (“Oxford”) funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of a three-month LIBOR rate with a floor of 1.00% plus 7.95%.  Pursuant to the Loan and Security Agreement, as amended, the Company made interest only payments through May 1, 2021 and thereafter is required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2024, the maturity date. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment in an aggregate amount equal to approximately $3.2 million. In connection with the Term Loan, on May 29, 2015, the Company issued to Oxford warrants to purchase an aggregate of 188 shares of the Company’s common stock at an exercise price of $5,175 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following authoritative accounting guidance, are equity classified and its respective fair value was recorded as a discount to the debt.

From September 2017 to July 2019, the Company entered into a total of eight amendments to the Term Loan which, amongst other things, extended the interest only period, required repayment of $3.1 million using the proceeds received from sale of the Company’s former UK and Japan subsidiaries in April 2019, increased the final payment, increased the final payment fee upon maturity or early repayment of the Term Loan, and increased the minimum liquidity covenant level to $2.0 million.

On March 29, 2020, the Company entered into the Ninth Amendment of the Loan and Security Agreement (the “Ninth Amendment”), pursuant to which Oxford agreed to defer the start date of principal repayment from May 1, 2020 to May 1, 2021 and extended the term of the Term Loan from September 1, 2021 to June 1, 2024.

Under authoritative guidance, the Ninth Amendment did not meet the criteria to be accounted for as a troubled debt restructuring. In addition, the Company performed a quantitative analysis and determined that the terms of the new debt and original debt instrument are not substantially different. Accordingly, the Ninth Amendment is accounted for as debt modification. A new effective interest rate that equates the revised cash flows to the carrying amount of the original debt is computed and applied prospectively.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended.  The intellectual property asset collateral will be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3.0 million. As of June 30, 2022, there was $3.1 million principal amount outstanding under the Term Loan, excluding the $3.2 million final payment fee, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the three months ended June 30, 2022 and 2021 was $0.2 million. The Company’s interest expense for the six months ended June 30, 2022 and 2021 was $0.4 and $0.5 million, respectively. Interest expense is calculated using the effective interest method; therefore it is inclusive of non-cash amortization in the amount of $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.2 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of June 30, 2022, the Company has not received any notification or indication from Oxford that it intends to invoke the material adverse change clause.

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

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	As of June 30,
	2022	2021
Outstanding stock options	1,183,873	1,090,890
Preferred stock	422,867	422,867
Outstanding warrants	2,141,189	2,141,378
Total	3,747,929	3,655,135

7.	Commitments and Contingencies

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

The Company leases laboratory, office and storage facilities in San Antonio, Texas, under operating lease agreements that expire in 2025. The Company also leases certain office space in Austin, Texas under a month-to-month operating lease agreement and certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease has a term of 12 months and we have the ability to renew for three additional one-year periods. The  Charlottesville Lease is currently set to expire on March 31, 2023. The Company measured the operating lease right-of-use asset and related lease liability related to the Charlottesville Lease as of the lease commencement date of April 1, 2021. In addition, the Company has entered into leases for certain equipment under various operating and finance leases. During 2021, contractual terms of all finance leases had expired and the Company did not have any right-of-use assets or lease liabilities relating to finance leases as of June 30, 2022. The Company’s existing operating lease agreements generally provide for periodic rent increases, and renewal and termination options. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants.

Certain leases require the Company to pay taxes, insurance, and maintenance. Payments for the transfer of goods or services such as common area maintenance and utilities represent non-lease components. The Company elected the package of practical expedients and therefore does not separate non-lease components from lease components.

The Company’s operating lease liabilities and corresponding right-of-use assets are included in the condensed balance sheets. As of June 30, 2022, weighted average discount rate used to measure operating lease liabilities and the operating leases remaining term were 9.0% and 2.52 years, respectively.

The table below summarizes the Company’s lease costs from its unaudited condensed statement of operations, and cash payments from its unaudited condensed statement of cash flows during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease expense:
Operating lease expense	$46	$58	$92	$108
Finance lease expense:
Depreciation of right-of-use assets	-	3	-	7
Total lease expense	$46	$61	$92	$115

Cash payment information:
Operating cash used for operating leases	$54	$56	$91	$106
Financing cash used for financing leases	-	3	-	8
Total cash paid for amounts included in the measurement of lease liabilities	$54	$59	$91	$114

Total rent expenses for the six months ended June 30, 2022 and 2021 were $119,000 and $112,000, respectively, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating leases at June 30, 2022 are as follows (in thousands):

Operating Leases
Remainder of 2022	$68
2023	137
2024	113
2025	17
Total minimum lease payments	$335
Less: amount representing interest	(29)
Present value of obligations under leases	306
Less: current portion	(104)
Noncurrent lease obligations	$202

Services Agreement and Sales Order with Medidata

On March 31, 2022, the Company and Medidata Solutions, Inc. (“Medidata”) entered into a Sales Order (the “Sales Order”), pursuant to which Medidata will build a Synthetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into the Company’s Phase 2 clinical trial of Rhenium-186 NanoLiposome (186RNL) in recurrent glioblastoma (“GBM”). The Sales Order is governed under the terms of a services agreement (the “Services Agreement”), dated November 5, 2021.

The Sales Order has a term of six (6) months. The Sales Order may only be terminated for a material breach by either party, if the clinical study is terminated or if the clinical study’s authorization or approval is withdrawn by a regulatory agency.

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

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of June 30, 2022, the Company did not have any clinical research study obligations.

Legal proceedings

On June 22, 2021, the Company was named as a defendant in an action brought by Lorem Vascular, Pte. Ltd. (“Lorem”) in the District Court for the District of Delaware. The complaint alleges false representations were made to Lorem regarding the manufacturing facility in the United Kingdom (the “UK Facility”) that Lorem purchased from the Company under the Asset and Equity Purchase Agreement, dated March 29, 2019, between the Company and Lorem (the “Lorem Agreement”). Lorem also claims that false representations were made regarding the UK Facility’s certification to sell and distribute devices in the European Union and export such devices to China. In connection with these allegations, Lorem claims entitlement to at least $6,000,000 in compensatory damages and operational costs and expenses (collectively, the “Lorem Claim”). The Company believes that the Lorem Claim is without merit and is vigorously defending the case. No liability was accrued as of June 30, 2022.

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

Pursuant to the UTHSA License Agreement, the Company was required to make an upfront payment, which was recorded as in-process research and development acquired in the condensed statement of operations for the year ended December 31, 2021. The upfront payment of $250 thousand was paid in cash in January 2022.

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

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.  On September 21, 2021, Series A 3.6% Convertible Preferred Stock was eliminated. There were no shares of Series A 3.6% Convertible Preferred Stock immediately prior to September 21, 2021, or December 31, 2020. There were 1,014 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2022 and December 31, 2021. There were 938 shares of Series C Preferred Stock outstanding as of June 30, 2022 and December 31, 2021.

As of June 30, 2022, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 416,889 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 5,978 shares of common stock.

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

As of June 30, 2022, there were 2,141,000 outstanding Series U Warrants which can be exercised into an aggregate of 2,141,000 shares of common stock.

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

During the year ended December 31, 2021, the Company issued 5,685,186 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $12.5 million. During the six months ended June 30, 2022, the Company issued 5,665,000 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $7.0 million. The Company no longer has any additional shares of common stock registered to sell under the 2020 Purchase Agreement.

At-the-market Issuances

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “2022 Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000 shares (the “Shares”), with Canaccord acting as an agent for sales. Canaccord will use its commercially reasonable efforts to sell the Shares requested by the Company to be sold on its behalf. The Company has no obligation to sell any of the Shares. The Company may instruct Canaccord not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the 2022 Distribution Agreement. During the six months ended June 30, 2022, the Company issued 1,293,657 shares under the 2022 Distribution Agreement for net proceeds of approximately $0.9 million.

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

During the year ended December 31, 2021, the Company issued 2,179,193 shares under the 2020 Distribution Agreement for net proceeds of $6.3 million. The 2020 Distribution Agreement has been terminated after all available registered shares were fully utilized.

10.	Stock-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of June 30, 2022, there were 90,389 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 3,500,000 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan).  As of June 30, 2022, there were 627,212 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the six months ended June 30, 2022 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ('000's)
Balance as of December 31, 2021	1,170,890	$5.01	9.00
Granted	13,000	$0.53
Cancelled/forfeited	(17)	$24,705.88
Balance as of June 30, 2022	1,183,873	$4.60	8.52	$-
Vested and expected to vest at June 30, 2022	1,124,553	$4.68	8.50	$-
Exercisable at June 30, 2022	535,889	$7.24	8.25	$-

As of June 30, 2022, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $1.2 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.63 years.

11.     COVID-19 Pandemic and CARES Act

A novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization in March 2020. COVID-19, including the resurgence of cases relating to the spread of new variants, has presented substantial public health and economic challenges and is affecting economies, financial markets and business operations around the world. While the Company has implemented additional health and safety precautions and protocols in response to the pandemic and government guidelines, the Company has not experienced a significant impact on its business and operations.  However, the Company may experience disruptions that could adversely impact its business operations as well as its preclinical studies and clinical trials. The Company considered the impacts of COVID-19 on the assumptions and estimates used to prepare its financial statements and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent to which the COVID-19 pandemic will directly or indirectly impact its business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, the CARES Act was signed into law on March 27, 2020.  The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The CARES Act had no material impact on the Company’s income tax provision for the year ended December 31, 2021 or the six months ended June 30, 2022.  The Company continues to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

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

Traditional approaches to radiation therapy for cancer such as external beam radiation have many disadvantages including continuous treatment for 4-6 weeks (which is onerous for patients), radiation that inadvertently damages healthy cells and tissue, and a limited amount of radiation that can be safely delivered, therefore, is frequently inadequate to fully destroy the cancer.

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

Our lead radiotherapeutic candidate, Rhenium-186 NanoLiposome (“186RNL”) is designed specifically to target central nervous system (“CNS”) cancers including recurrent glioblastoma, leptomeningeal metastases, and pediatric brain cancers by direct localized delivery utilizing convection-enhanced delivery (“CED”) and intraventricular (Ommaya reservoir) catheter systems.  Our recently acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

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

Pipeline

Our most advanced investigational drug, 186RNL, is a patented radiotherapy potentially useful for patients with CNS and other cancers.  Preclinical study data describing the use of 186RNL for several cancer targets have been published in peer-reviewed journals. Besides glioblastoma, leptomeningeal metastases, and pediatric brain cancer, 186RNL has been reported to have potential applications for head and neck cancer, ovarian cancer, breast cancer and peritoneal carcinomatosis.

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

186RNL versus External Beam Radiation Therapy

186RNL is a novel injectable radiotherapy designed to deliver targeted, high dose radiation directly into glioblastoma tumors in a safe, effective, and convenient manner that may ultimately prolong patient survival.  186RNL is composed of the radionuclide Rhenium-186 and a nanoliposomal carrier, and is infused in a highly targeted fashion, directly into the tumor via precision brain mapping and convection-enhanced delivery (“CED”). Potential benefits of 186RNL compared to standard external beam radiotherapy (“EBRT”) include:

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

In October 2021, the FDA announced clearance of our IND application for 186RNL for the treatment of LM. Subsequently, in November 2021, the FDA granted a Fast Track designation for 186RNL for the treatment of leptomeningeal metastases. We treated our first patient in the ReSPECT-LM Phase 1 clinical trial in Q1 2022 and completed the first cohort in Q2 2022.

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

Recent Developments

Services Agreement and Sales Order with Medidata

On March 31, 2022, we entered into a Sales Order (the “Sales Order”) with Medidata Solutions, Inc. (“Medidata”), pursuant to which Medidata will build a Synthetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into the Company’s Phase 2 clinical trial of 186RNL in GBM.

The Sales Order has a term of six (6) months. The Sales Order may only be terminated for a material breach by either party, if the clinical study is terminated or if the clinical study’s authorization or approval is withdrawn by a regulatory agency.

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

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,808	$1,085	$4,567	$2,191
Share-based compensation	23	21	48	42
Total research and development expenses	$2,831	$1,106	$4,615	$2,233

The increase of $1.7 million in research and development expenses for the three months ended June 30, 2022 as compared to the same period in 2021 was due primarily to an increase of $0.8 million in development costs relating to the development of cGMP 186RNL drug, an increase of $0.7 million in other expenses which includes the development of the SCA, and an increase of $0.2 million in personnel expenses.

The increase of $2.4 million in research and development expenses for the six months ended June 30, 2022, as compared to the same period in 2021 was due primarily to an increase of $1.4 million in development costs relating to the development of cGMP 186RNL drug, an increase of $0.8 million in other expenses which includes the development of the SCA, and an increase of $0.2 million in personnel expenses.

We expect aggregate research and development expenditures to increase in absolute dollars during the remainder of 2022 due to the expected costs of development of the 186RNL™ therapy acquired from NanoTx and development expenses related to 188RNL-BAM.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses.  The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$2,145	$1,352	$4,132	$2,618
Share-based compensation	144	117	299	203
Total general and administrative expenses	$2,289	$1,469	$4,431	$2,821

General and administrative expenses increased by approximately $0.8 million and $1.6 million during the three and six months ended June 30, 2022, respectively, as compared to the same period in 2021. The increase during the three months ended June 30, 2022 was primarily due to an increase of $0.7 million in legal fees, intellectual property and other professional expenses, and an increase of $0.1 million in personnel related expenses. The increase during the six months ended June 30, 2022 was primarily due to an increase of $1.4 million in legal fees, intellectual property and other professional expenses, and an increase of $0.2 million in personnel related expenses.

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

The following table summarizes the components of our stock-based compensation expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$23	$21	$48	$42
General and administrative	144	117	299	203
Total share-based compensation	$167	$138	$347	$245

The increases in our stock-based compensation was primarily due to increases in grants of stock-based options as well as higher grant-date fair value of stock-based awards.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$19	$4	$26	$8
Interest expense	(181)	(229)	(379)	(476)
Change in fair value of liability instruments	—	—	1	2
Total	$(162)	$(225)	$(352)	$(466)

The decrease in interest expense for the three and six months ended June 30, 2022 as compared to the same periods in 2021 was primarily due to the repayment of debt principal of $0.4 million and $0.8 million for the three and six months ended June 30, 2022 as compared to no principal payments during the same periods in 2021.

We expect interest expense in 2022 to decrease as compared with 2021 due to scheduled debt principal repayments which commenced on November 1, 2021.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$18,090	$18,400

Current assets	$18,889	$19,724
Current liabilities	6,971	5,870
Working capital	$11,918	$13,854

For the periods presented, operating losses have been funded primarily from outside sources of invested capital in our common stock. We believe that our cash and cash equivalents of $18.1 million at June 30, 2022 will enable us to fund our current and planned operations for at least the next twelve months and beyond from the date these condensed financial statements were issued.

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

On January 14, 2022, we entered into an Equity Distribution Agreement (the “2022 Distribution Agreement”) with Canaccord Genuity LLC (the “Agent”, or “Canaccord”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $5,000,000 (the “Shares”), depending on market demand, with the Agent acting as an agent for sales. Sales of the Shares may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the Nasdaq. Since January 14, 2022, we issued 1,293,657 shares under the 2022 Distribution Agreement for net proceeds of approximately $0.9 million.

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

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2022 and 2021 is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(6,516)	$(5,405)
Net cash used in investing activities	(715)	(80)
Net cash provided by financing activities	6,921	14,300
Net increase (decrease) in cash and cash equivalents	$(310)	$8,815

Material Cash Obligations

On March 31, 2022, we entered into the Sales Order with Medidata pursuant to which Medidata will build a Synthetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into the Company’s Phase 2 clinical trial of 186RNL in GBM.

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

Operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $6.5 million compared to $5.4 million in the same period of 2021. Our operational cash use increased during the six months ended June 30, 2022 as compared to the same period in 2021, due primarily to increased expenditures for our research and development activities.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2022 was related to cash payments of $0.2 million made for in process research and development assets from UTHSA and purchases of fixed assets and intangible assets of $0.5 million. Net cash used in investing activities for the six months ended June 30, 2021 was primarily related to purchases of fixed assets.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was primarily related to sales of common stock of $7.8 million, net of offering cost through the 2022 Distribution Agreement with Canaccord and the 2020 Purchase Agreement with Lincoln Park.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and there have been no material changes during the six months ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 24, 2022, we received notice from Nasdaq that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). Nasdaq’s notice had no immediate effect on the listing or trading of our common stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are provided an initial compliance period of 180 calendar days, or until November 21, 2022, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to November 21, 2022. If we do not achieve compliance with the Minimum Bid Requirement by November 21, 2022, we may be eligible for an additional 180 calendar days to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.

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

In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed

3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

10.1	Plus Therapeutics, Inc. 2020 Stock Incentive Plan, as amended		8-K	001-34375 Exhibit 10.1	05/20/2022

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X
.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: July 21, 2022		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: July 21, 2022		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)