Form 10-K
period 2022-12-31
PLUS THERAPEUTICS, INC.
filed 2023-02-23
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicacheck mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $12.1 million based on the closing sales price of the registrant’s common stock on June 30, 2022 as reported on the Nasdaq Capital Market, of $0.54 per share.

As of February 17, 2023, there were 35,109,885 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our strategic collaborations and license agreements, intellectual property, FDA and EMA approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our pre-clinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug product manufacture to a contract drug manufacturing organization; and the potential enhancement of our cash position through development, marketing, and licensing arrangements. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under the “Risk Factor Summary” below.

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
•
We will need substantial additional funding to develop our product candidates and conduct our future operations and to repay our outstanding debt obligations. If we are unable to obtain the funds necessary to do so, we may be required to delay, scale back or eliminate our product development activities or may be unable to continue our business operations. Furthermore, the volatility in the global capital markets may negatively impact our ability to obtain additional debt financings and modify our existing debt facilities and may increase the risk of non-compliance with covenants under our existing loan agreement.
•
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Risks Related to Our Business and Industry

•
Our future success is in large part dependent upon our ability to successfully develop our nanomedicine platform and commercialize rhenium (186Re) obisbemeda and 188RNL-BAM and any failure to do so could significantly harm our business and prospects.
•
If we are unable to successfully partner with other companies to commercialize our product candidates, our business could materially suffer.
•
Our success depends in substantial part on our ability to obtain regulatory approvals for our rhenium (186Re) obisbemeda and 188RNL-BAM product candidates. However, we cannot be certain that we will receive regulatory approval for these product candidates or our other product candidates.
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
•
If third parties we engage are not able to successfully perform, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates and our business could be substantially harmed.
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
•
The market price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for stockholders, and future sales of our common stock may depress our share price.
•
We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

PART I

Item 1. Business

References to “Plus,” the “Company,” “we,” “us” and “our” refer to Plus Therapeutics, Inc. References to “Notes” refer to the Notes to Financial Statements included herein (refer to Item 8).

General

Plus Therapeutics, Inc. is a U.S. pharmaceutical company developing targeted radiotherapeutics with advanced platform technologies for central nervous system ("CNS") cancers. Our novel radioactive drug formulations and therapeutic candidates are designed to deliver safe and effective doses of radiation to tumors. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as Rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

Traditional approaches to radiation therapy for cancer, such as external beam radiation, have many disadvantages including continuous treatment for four to six weeks (which is onerous for patients), that the radiation damages healthy cells and tissue, and that the amount of radiation delivered is very limited and, therefore, is frequently inadequate to fully destroy the cancer.

Our targeted radiotherapeutic platform and unique investigational drugs have the potential to overcome these disadvantages by directing higher, more powerful radiation doses at the tumor—and only the tumor—potentially in a single treatment. By minimizing radiation exposure to healthy tissues while simultaneously maximizing locoregional delivery and, thereby, efficacy, we hope to reduce the radiation toxicity for patients, improving their quality of life and life expectancy. Our radiotherapeutic platform, combined with advances in surgery, nuclear medicine, interventional radiology, and radiation oncology, affords us the opportunity to target a broad variety of cancer types.

Our lead radiotherapeutic candidate, rhenium (186Re) obisbemeda (formerly, “186RNL”), is designed specifically to CNS cancers including recurrent glioblastoma ("GBM"), leptomeningeal metastases ("LM"), and pediatric brain cancers ("PBC") by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain(Ommaya reservoir) catheters. Our recently acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

Our headquarters and manufacturing facilities are in Texas and are in proximity to world-class cancer institutions and researchers. Our dedicated team of engineers, physicians, scientists, and other professionals are committed to advancing our targeted radiotherapeutic technology for the benefit of cancer patients and healthcare providers worldwide and our current pipeline is focused on treating rare and difficult-to-treat cancers with significant unmet medical needs.

In addition to its headquarters in Austin, we have an established, GMP-validated research and development and manufacturing facility in San Antonio, Texas, tailored to produce cGMP rhenium (186Re) obisbemeda. We have built a robust supply chain through strategic partnerships that enable the development, manufacturing and future potential commercialization of our products. Our current supply chain and key partners are positioned to supply cGMP rhenium (186Re) obisbemeda for ongoing and planned Phase 2 and Phase 3 clinical trials in patients with GBM, LM and PBC..

Pipeline

Our most advanced investigational drug, rhenium (186Re) obisbemeda, is a patented radiotherapy potentially useful for patients with CNS and other cancers. Preclinical study data describing the use of rhenium (186Re) obisbemeda for several cancer targets have been published in peer-reviewed journals and reported at a variety of medical society peer-reviewed meetings. Besides GBM, LM and PBC, rhenium (186Re) obisbemeda has been reported to have potential applications for head and neck cancer, ovarian cancer, breast cancer and peritoneal metastases.

The Rhenium (186Re) Obisbemeda technology was part of a licensed radiotherapeutic portfolio that we acquired from NanoTx, Corp. (“NanoTx”) on May 7, 2020. The licensed radiotherapeutic has been evaluated in preclinical studies for several cancer targets and we have an active $3.0 million award from U.S. National Institutes of Health/National Cancer Institute which is expected to provide financial support for the continued clinical development of rhenium (186Re) obisbemeda for recurrent GBM through the completion of a Phase 2 clinical trial, including enrollment of up to 55 patients. As of February 23, 2023, 26 patients have been treated in the Phase 1 clinical trial and the Phase 2 clinical trial has been initiated with the first patient treated. In addition, we anticipate obtaining FDA IND approval for the ReSPECT-PBC clinical trial for PBC in early 2023.

On August 29, 2022, we announced feedback from a Type C meeting with the FDA regarding Chemistry, Manufacturing and Controls (“CMC”) practices. The meeting focused on our Current Good Manufacturing Practice (“cGMP”) clinical and commercial manufacturing process for our lead investigational targeted radiotherapeutic, BMEDA-chelated Rhenium (186Re) Obisbemeda, for recurrent GBM.

The FDA indicated agreement with our proposed application of cGMP guidance for radiotherapeutics, small molecule drug products and liposome drug products for our novel rhenium (186Re) obisbemeda in support of ongoing and future GBM clinical trials, manufacturing scale up, and commercialization. Alignment with the FDA includes support of our proposed controls and release strategy for new drug substance and new drug product. Because this product is identical for recurrent GBM and LM adult development and pediatric brain tumors, we believe this FDA alignment and feedback will apply to rhenium (186Re) obisbemeda used in other clinical development programs, including LM and PBC.

Rhenium (186Re) obisbemeda versus External Beam Radiation Therapy for Recurrent GBM

Rhenium (186Re) obisbemeda is a novel injectable radiotherapy designed to deliver targeted, high dose radiation directly into GBM tumors in a safe, effective, and convenient manner that may ultimately prolong patient survival. rhenium (186Re) obisbemeda is composed of the radionuclide Rhenium-186 and a nanoliposomal carrier, and is infused in a highly targeted, controlled fashion, directly into the tumor via precision brain mapping and CED catheters. Potential benefits of rhenium (186Re) obisbemeda compared to standard external beam radiotherapy or EBRT include:

•
The rhenium (186Re) obisbemeda radiation dose delivered to patients may be up to 20 times greater than what is possible with commonly used external beam radiation therapy (“EBRT”), which, unlike EBRT and proton beam devices, spares normal tissue and the brain from radiation exposure.
•
Rhenium (186Re) obisbemeda can be visualized in real-time during administration, possibly giving clinicians better control of radiation dosing, distribution and retention.
•
Rhenium (186Re) obisbemeda potentially more effectively treats a bulk tumor and microscopic disease that has already invaded healthy tissue.
•
Rhenium (186Re) obisbemeda is infused directly into the targeted tumor by CED catheter insertion using MRI guided software to avoid critical patient neurological structures and neural pathways and also bypasses the blood brain barrier, which delivers the therapeutic product where it is needed. Importantly, it reduces radiation exposure to healthy cells, in contrast to EBRT which passes through normal tissue to reach the tumor, continuing its path through the tumor, hence being less targeted and selective.
•
Rhenium (186Re) obisbemeda is given during a single, short, in-patient hospital visit, and is available in all hospitals with nuclear medicine and neurosurgery, while EBRT requires out-patient visits five days a week for approximately four to six weeks.

ReSPECT-GBM Trial for Recurrent GBM

Recurrent GBM is the most common, complex, and aggressive primary brain cancer in adults. In the U.S., there are more than 13,000 GBM cases diagnosed and approximately 10,000 patients succumb to the disease each year. The average length of overall survival ("OS") for GBM patients is eight months, with a one-year survival rate of 40.8% and a five-year survival rate of only 6.8% and these estimates varies and are lower in some publications. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains and tumor regrowth occurs within months. Approximately 90% or more of patients with primary GBM experience tumor recurrence. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Even today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved GBM patients OS over past decades, and a significant unmet medical need persists.

For recurrent GBM, there are few currently approved treatments, which in the aggregate, provide only marginal survival benefit. Furthermore, these therapies are associated with significant side effects, which limit dosing and prolonged use.

While EBRT has been shown to be safe and has temporary efficacy in many malignancies including GBM, typically at absorbed, fractionated radiation dose of ~30 Gray in GBM, this maximum possible administered dose is always limited by toxicity to the normal tissues surrounding the malignancy and because EBRT requires fractionation to manage toxicity and maximum EBRT limits are typically reached before long-term efficacy reached. Because of this limitation EBRT cannot provide a cure or long term control of GBM and GBM always recurs within months after EBRT. In contrast, locally delivered and targeted radiopharmaceuticals that precisely deliver radiation in the form of beta particles such as Iodine-131 for thyroid cancer, are known to be safe and effective and minimize exposure to normal cells and tissues especially with optimal targeting and avoidance of normal tissue. The locally delivered rhenium (186Re) obisbemeda is designed for and provides patient tolerability and safety. Though no head-to-head trial with chemo, immune,

EBRT or systemic radiopharmaceutical products have been conducted, patient tolerability and safety considerations have been reported as expected.

Interim results from our ongoing Phase 1/2a ReSPECT-GBM trial (ClinicalTrials.gov NCT01906385) show that the beta particle energy from our lead investigational drug rhenium (186Re) obisbemeda has provided preliminary positive data and utility in treating GBM and potential other malignancies. More specifically, the preliminary data from our Phase 1/2a ReSPECT-GBM trial suggests that radiation, in the form of high energy beta particles or electrons, can be effective against GBM. Thus far, we have been able to deliver up to 740 Gy of absorbed radiation to tumor tissue in humans, without significant or dose limiting toxicities and with what we believe has the capability to go higher if required. In comparison, current EBRT protocols for recurrent GBM typically recommend a total maximum radiation dose of about ~30-35 Gray.

In September 2020, the FDA granted both Orphan Drug designation and Fast Track designations to rhenium (186Re) obisbemeda for the treatment of patients with GBM. In November 2021, the FDA granted Fast Track designation for rhenium (186Re) obisbemeda for the treatment of LM.

Rhenium (186Re) obisbemeda is under clinical investigation in a multicenter, sequential cohort, open-label, volume and dose escalation study of the safety, tolerability, and distribution of rhenium (186Re) obisbemeda given by CED catheters to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment (NCT01906385). The study uses a standard, modified 3x3 Fibonacci dose escalation, followed by a planned Phase 2 expansion trial at the maximum tolerated dose (“MTD”) / maximum feasible dose (“MFD”) or non-dose limiting toxicity (“DLT”) if MTD is not reached, to determine efficacy. The trial is funded through Phase 2 in large part by a NIH/NCI grant. These investigations have not reached DLT or MTD/MFD and the study is in its eighth dosing administration cohort. Due to the observation of a preliminary efficacy signal, we have initiated in parallel a Phase 2, non-DLT dose trial pursuant to the currently funded NIH/NCI Grant. This trial will begin at the current non-DLT rhenium (186Re) obisbemeda dose and will expand exploring higher radiation doses in larger volumes to treat larger tumors. Additionally, two or more rhenium (186Re) obisbemeda administrations, if indicated, will be evaluated, and reviewed with the FDA, as well as expanded safety, imaging and efficacy data to support a planned future registrational trial. This in turn will provide a path to a registration trial.

On September 6, 2022, we announced a summary of our Type C clinical meeting with the FDA that focused on the ReSPECT-GBM trial. The FDA agreed with us that the ReSPECT-GBM clinical trial should proceed to the planned Phase 2. The key focus areas of clinical investigation of the Phase 2 trial will be 1) further dose exploration, including both increased dosing and multiple doses, and 2) collecting additional safety and efficacy data to inform the design of a future registrational trial. Because no DLT administered doses were observed, the FDA and we also agreed to continue to dose cohort eight. There was further agreement with the FDA that in a planned future registrational trial, overall survival should be used as the primary endpoint. We agreed with the FDA to hold future meeting(s) to consider the use of external data to augment the use of a control arm in the registrational trial.

At the European Society for Medical Oncology Congress, held September 9 to 13, 2022, we presented updated data from the ReSPECT-GBM trial, which evaluated 23 adult patients with recurrent GBM across eight cohorts of increasing dose and treated over a seven-year period. Key findings include:

•
No DLTs have been observed and the procedure was very well tolerated with a strong safety profile. Minimal systemic radiation has been observed and the majority of adverse events have been mild or moderate and considered causally unrelated to rhenium (186Re) obisbemeda.
•
Improved median overall survival (“OS”) rates correlated with the absorbed radiation tumor dose. When patients were stratified based on receipt of either a therapeutic or a subtherapeutic absorbed dose of radiation to the tumor, a statistically significant improvement in survival was observed. Specifically, patients receiving a therapeutic absorbed radiation dose (>100 Gray) had a median OS of 22.9 months (95% CI of 8.8-42.3) compared to those receiving a subtherapeutic absorbed radiation dose (<100 Gray) whose median OS was 5.6 months (95% CI of 1.6-9.4). Currently, three patients remain alive, all in the therapeutic group.
•
Feasibility to deliver up to at least 20 times more radiation to the tumor than the standard of care, EBRT. A maximum of 32.2 mCi in 12.3 mL of volume has been delivered in and near the tumors, and a maximum average absorbed dose of radiation of 740 Gray was successfully administered in a single procedure.
•
Average absorbed radiation dose to the tumor increased in latter dosing cohorts with greater administered doses of rhenium (186Re) obisbemeda β-particle radiation, larger drug CED infusate volumes, more catheters used (up to four versus one), and higher convection flow rates. In cohorts five and later, 82% of patients received a therapeutic radiation dose of >100Gray.
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

At the Society for Neuro-Oncology Annual Meeting in November 2022, we presented patient data, which at that time included the results for 24 patients treated in the ReSPECT-GBM trial. As of the date of this report, rhenium (186Re) obisbemeda given by CED in recurrent GBM patients was observed in the trial to be feasible and well tolerated. Across all subjects in the first eight cohorts (n=24), the median absorbed dose to the tumor volume increased as cohorts evaluated progressed, with patients receiving >100Gy absorbed dose showing significant survival benefit versus patients receiving <100Gy absorbed dose. Importantly, in a subset of patients where tumor coverage was greater than or equal to 75%, the median absorbed dose was 405 Gy (range 146-593). By contrast, given the protocol dose escalation design where early cohorts often had much lower doses, the absorbed doses were adequate for small tumors even with low doses. Small, absorbed doses to specific organs and whole body, are typically well-tolerated. Based on observed and reported patient protocol activity and all available adverse event (AE) data, rhenium (186Re) obisbemeda has been well-tolerated with AEs related to CED insertion that were limited and fully recovered. No AEs with an outcome of death, study discontinuation or study drug-related serious AEs have been reported. All AEs have been mild or moderate (Grade 1 or 2) in intensity, except for one case of Grade 3 vasogenic edema, which was considered by the investigator to be unrelated to the study drug. AEs considered by the investigator to be at least possibly related to rhenium (186Re) obisbemeda have included Grade 1 to 2 skin and soft tissue infection, intermittent cephalgia, neck and jaw pain, nausea with or without vomiting, constipation, increased lethargy, difficulty walking (gait disturbance), worsening double vision, and dysuria. Scalp discomfort and tenderness related to the surgical procedure has also been reported.

In the 24 subjects with recurrent GBM receiving a single administration of rhenium (186Re) obisbemeda, the median OS for all 24 patients as of November 2022 was 8.8 months, with four patients alive. In a subset of 13 patients receiving a presumed therapeutic absorbed radiation dose to the tumor (>100 Gy), the mean OS was 22.9 months, respectively, with seven of 13 patients alive. In contrast, in nine patients receiving a presumed sub-therapeutic absorbed radiation dose to the tumor (<100 Gy), the mean and median OS was 23.9 and 22.3 weeks, respectively. A Kaplan-Meier curve comparing patients with presumed therapeutic (>100 Gy) versus sub-therapeutic (<100 Gy) radiation dose to the tumor showed a statistically significant difference between the groups (p=.0003). It is hypothesized that targeted infusion of rhenium (186Re) obisbemeda into the tumor by CED, which exposure and potential toxicity and concentrates radiation to the tumor and surrounding region of interest. On January 18, 2023, we announced that the first patient has been dosed in the ReSPECT-GBM Phase 2b dose expansion clinical trial evaluating rhenium obisbemeda for the treatment of recurrent GBM. The Phase 2b trial is expected to enroll up to 31 total patients with small- to medium-sized tumors in approximately 24 months.

ReSPECT-LM Clinical Trial for Leptomeningeal Metastases (LM)

LM is a rare complication of cancer in which the disease spreads to the membranes (meninges) surrounding the brain and spinal cord. The incidence of LM is growing and occurs in approximately 5%, or more, of people with late-stage cancer, or 110,000 people in the U.S. each year. It is highly lethal with an average one-year survival of just 7%. All solid cancers have the potential to spread to the central nervous system and leptomeninges resulting in LM.

The ReSPECT-LM Phase 1 clinical trial (ClinicalTrials.gov NCT05034497) is predicated in part upon preclinical studies in which tolerance to doses of rhenium (186Re) obisbemeda as high as 1,075 Gy was shown in animal models with LM without significant observed toxicity. Furthermore, treatment led to a marked reduction in tumor burden in both C6 and MDA-231 LM models.

Upon receiving acceptance of our Investigational New Drug application and Fast Track designation by the FDA for rhenium (186Re) obisbemeda for the treatment of LM, we initiated the trial and began screening patients for the ReSPECT-LM Phase 1 clinical trial in Q4 2021.

The ReSPECT-LM is a multi-center, sequential cohort, open-label, dose escalation study evaluating the safety, tolerability, and efficacy of a single-dose application of rhenium (186Re) obisbemeda administered through intrathecal infusion to the ventricle of patients with LM after standard surgical, radiation, and/or chemotherapy treatment. The primary endpoint of the study is the incidence and severity of adverse events and dose limiting toxicities.

On March 31, 2022, we entered into a Sales Order (the “Sales Order”) with Medidata Solutions, Inc. (“Medidata”), pursuant to which Medidata built a Synthetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into our Phase 2 clinical trial of rhenium (186Re) obisbemeda in GBM. The Sales Order had a term of six (6) months. Work under this Sales Order has been completed.

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

Interim results showed that treatment with rhenium (186Re) obisbemeda decreased CSF tumor cell count/ml and was well tolerated by all four LM patients. rhenium (186Re) obisbemeda was administered through a standard intraventricular catheter (Ommaya Reservoir), redistributed throughout the CSF, and was retained in the leptomeninges at least through day seven. All four patients have shown prompt and durable rhenium (186Re) obisbemeda distribution throughout the subarachnoid space. A single dose of rhenium (186Re) obisbemeda at 6.6 millicurie ("mCi") in 5.0 mL, in Cohort 1, achieved absorbed doses of 18.7 to 29.0 Gy to the ventricles and cranial subarachnoid spaces, respectively. Cohort 2 is in progress with a 13.2 mCi administered dose in 5ml and was also well tolerated. All four patients experienced a decreased CSF cell count ranging from 46% to 92%. Three patients remain alive, as the first patient in Cohort 1 has died, due to primary tumor progression. A single dose of rhenium (186Re) obisbemeda was well-tolerated with limited AEs and no patients had definite treatment related AEs. Additionally, there were no AEs greater than Grade 1 that were even possibly related to treatment. Cohort 2 was completed on January 26, 2023 and Cohort 3 is expected to enroll in late February/early March 2023 after a protocol defined follow-up 28-day period. Besides continued dose escalation, repeated dosing will be explored.

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

It is estimated that in 2022 there were approximately 25,050 new brain and other central nervous system cases diagnosed (1.3% of all cancers) and 18,280 deaths (3.0% of all cancer related deaths). The average annual age adjusted mortality rate (“AAAMR”) for children aged 0-14 for malignant brain (and other CNS) tumors is 0.71/100,000, making it the most common cause of death and cancer death in this age group. The 2021 World Health Organization Classification of CNS Tumors (“WHO CNS5”) classifies gliomas, glioneuronal tumors, and neuronal tumors into six different families: (1) adult-type diffuse gliomas; (2) pediatric-type diffuse low-grade gliomas; (3) pediatric-type diffuse high-grade gliomas (“HGG”); (4) circumscribed astrocytic gliomas; (5) glioneuronal and neuronal tumors; and (6) ependymomas.

Since the initial FDA feedback and receiving important adult GBM data and experience with rhenium (186Re) obisbemeda and follow-up communications with the FDA, we plan to submit a pediatric brain tumor IND to investigate the use of rhenium (186Re) obisbemeda in two pediatric brain cancers in early 2023.

Pediatric high-grade gliomas can be found almost anywhere within the CNS; however, they are most commonly found within the supratentorium. The highest incidence of supratentorial, high-grade gliomas in pediatrics appears to occur in children aged 15 to 19 years, with a median age of approximately nine years. Overall, pediatric high grade glioma confers a three-year progression free survival (“PFS”) of 11 ± 3% and three-year overall survival (“OS”) of 22% ±5%. One-year PFS is as low as 40% in recent trials. Ependymomas are slow-growing central nervous system tumors that involve the ventricular system. Diagnosis is based on MRI and biopsy and survival rate depends on tumor grade and how much of the tumor can be removed. Grade II pathology was associated with significantly improved OS compared to Grade III (anaplastic) pathology (five-year OS = 71 ± 5% vs. 57 ± 10%; p = 0.026). Gross total resection compared to subtotal resection was associated with significantly improved OS (five-year OS = 75 ± 5% vs. 54 ± 8%; p = 0.002).

Overall, pediatric HGG and ependymoma are extremely difficult-to-treat pediatric brain tumors, frequently aggressive, and in recurrent settings, carry an extremely poor prognosis.

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

Preclinical data from an ex vivo embolization experiment in which Technetium99m-BAM was intra-arterially delivered to a bovine kidney perfusion model was presented at the recent 2021 Society of Interventional Radiology (“SIR”) Annual Scientific Meeting. The study concluded that the technology required for radiolabeling BAM could successfully deliver, embolize and retain radiation in the target organ. 188RNL-BAM is a preclinical investigational drug we intend to further develop and move into clinical trials. Specifically, in 2022 we transferred the 188RNL-BAM technology from UT Health Science Center at San Antonio, and began planning to develop the drug product and complete early preclinical studies to support a future FDA IND submission. Our intended initial clinical target is liver cancer which is the sixth most common and third deadliest cancer worldwide. It is a rare disease with increasing U.S. annual incidence (42,000) and deaths (30,000).

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

The BAM technology is delivered directly into the intra-arterial vascular system via commonly utilized and standard interventional vascular catheters and techniques that allow precise placement into the arterial blood vessels feeding tumors. Once injected, BAM technology provides a dual therapeutic delivery—blocking blood flow to the tumors by alginate microsphere tumor capillary embolization with simultaneous delivery of very high doses of cytotoxic compounds including radiation, such as nanoliposome encapsulated bi-functionally chelated Re-188, for an extended time. Weeks later, the delivered BAM are physiologically metabolized allowing excretion from the body. Rhenium-188 is an attraction and ideal therapeutic isotope for this application because of it’s 16.9 hour half-life, 2.12MEV β-decay and ~3.8mm tissue path-length, and simultaneous 155Kev γ-decay that allow simultaneous SPECT/CT imaging with commonly available imaging equipment to easily and non-invasively monitor product administration, delivery and dosimetry absorbed dose evaluation.

We currently anticipate that we will initially focus on developing 188RNL-BAM as a next-generation radioembolization therapy for liver cancer, in which BAM blocks the hepatic artery segments that supply blood to the malignant tumor while also providing 188RNL radiotherapy directly to the tumor and surrounding tissue. According to the American Cancer Society, liver cancer is a rare disease with an increasing annual incidence and five-year overall survival of only 20%. We estimate that the global opportunity for localized embolization, chemoembolization, and radioembolization therapies for primary (hepatocellular carcinoma) and secondary (typically metastatic colorectal cancer, for example) liver cancer is $1.3 billion.

The financial terms of the exclusive license agreement are primarily success-based with milestone and royalty payments contingent on achieving key clinical, regulatory and sales milestones.

The initial inventions and work behind the licensed patents and technologies were developed and led by William Phillips MD, Professor of Nuclear Medicine, and team at UT Health Science Center at San Antonio. The 188RNL-BAM technology incorporates Rhenium-188, or 188Re, a unique isotope for radiotherapeutic embolization owing to its emission of a high energy [2.12Mev] electron (beta particle, 16.9 hour half-life with a 3.8mm decay path length. 188Re also emits 155kev gamma energy that permits high quality, real-time imaging of the BAM construct delivery localization and confirmation. BAMs are not permanent and are anticipated to degrade over time, allowing restoration of blood flow, decreasing radiation resistance, and allowing for safer physiological clearance of 188Re through the kidneys, which may minimize bone marrow toxicity.

The transaction terms include an upfront payment in cash. We are also required to pay development and sales milestone payments, if achieved, and a tiered single-digit royalty on U.S. and European sales. In addition, we may be obligated to pay an annual maintenance fee beginning in 2024.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in our voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from the CPRIT.

The licensed NanoTx portfolio benefits from proprietary nanoliposome-encapsulated technology to encapsulate radionuclides allowing direct local delivery for several cancer targets.

The licensed radiolabeled nanoliposome platform was developed by a multi-institutional consortium based in Texas at the Mays Cancer Center / UT Health Science Center at San Antonio MD Anderson Cancer Center led by Dr. Andrew Brenner, MD, PhD, who is the Kolitz Chair in Neuro-Oncology Research and Co-Leader of the Experimental and Developmental Therapeutics Program. The technology was previously owned by NanoTx and funded by both the National Institutes of Health/National Cancer Institute ("NIH"/"NCI") and the Cancer Prevention and Research Institute of Texas ("CPRIT"). There is an active $3 million award from NIH/NCI which is expected to financially support the continued clinical development of rhenium (186Re) obisbemeda for recurrent glioblastoma.

Manufacturing

We have a dedicated nanoparticle research & development facility located in San Antonio, Texas. The facility and processes are designed to comply with current good manufacturing practices (“cGMP”) per FDA and EMA regulations for the manufacture of drug candidates for clinical trials, research, and development. As described below, upon completion of the research and development phase of a drug candidate, certain parts of the manufacturing processes for such candidate may be transferred to contract manufactures to support clinical trials and commercial release. Upon approval of our drug candidates, we expect our manufacturing capabilities to include validated manufacturing processes for the drug product as well as a quality assurance product release process with the ability to ultimately scale-up the process to meet increasing market demands. We believe our strategic investments in our analytical, development and manufacturing capabilities, including personnel with expertise from drug discovery through drug development, will allow us to advance our product candidates more quickly. Expertise gained in manufacturing our drug products may be applied to other formulations in the future, further leveraging our capabilities. Our San Antonio facility is designed to enable us to develop drug substances, and drug products, in a cost-effective manner while retaining control over the intellectual property, process and timing of development activities. The use of a qualified Contract Drug Manufacturing Organization (“CDMO”) is entitled to be utilized to perform various manufacturing processes as we deem appropriate to meet our operational objectives. In addition, we have entered into master services agreements (“MSAs”) with third parties, including Piramal Pharma Solutions, Inc. (“Piramal”), ABX Advanced Biochemical Compounds GmbH, IsoTherapeutics Group, LLC, and Radiomedix, Inc. in connection with the development, manufacture, and supply of our rhenium (186Re) obisbemeda drug product.

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

Competition for rhenium (186Re) obisbemeda may come from a single or combination therapy in the future.

Recurrent Glioblastoma

EnGeneIC, Berg, Istari, AstraZeneca, Novartis, PharmAbcine, Kairos, Midatech, Oncovir, Infuseon, Astellas, NanoPharmaceuticals, Erasca, OX2, Crimson BioPharm, TMUNITY, Pfizer, Arcus, Photolitec, Samus, DNAtrix, ImmVira, BerGenBio, Boston Scientific, BeiGene, GSK, Bristol Myers Squibb, Lilly, Sumitomo, QED, Chimerix, Accenda, Oblato, VBI, INIGHTEC, Sonalasense, VBL, Medicenna, Mimiva, Carthera, Gilead, CNS Pharmaceuticals, VAXIMM, Incyte, Celularity, Medicinova, Karyopharm, Nerviano Medical Sciences, Merck, Telix, Neonc, Nuvation Bio, Aadi, ERC, Kazia, Xoft, Basilea, Vigo, Biohaven, Bayer, Kintara, and others have reported drug development programs at various clinical stages for recurrent GBM.

Leptomeningeal Metastases

Angiochem, Y-mAbs, Roche, Bristol Myers Squibb, Merck, Kazia, AstraZeneca, Pfizer, Memorial Sloan Kettering, University of Virginia, Wake Forest University, University of Alabama Birmingham, and others have reported drug development programs at various clinical stages for LM.

Pediatric Brain Cancer

AstraZeneca, Bristol Myers Squibb, Chimerix, Celgene, Eli Lilly, Nektar Therapeutics, Istari Oncology, Novartis, NovoCure, Takeda, Y-mAbs, Cellectar, and others have reported drug development programs at various clinical stages for PBC.

Competition for 188RNL-BAM may come from a single or combination therapy in the future.

Liver Cancer

Boston Scientific, SIR-TEX, Terumo, ABK Biomedical, and others have reported radioembolization therapy product development programs for liver cancer.

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

We license the proprietary formulation and proprietary methods of manufacture of the nanoliposome-encapsulated radionucleotides. rhenium (186Re) obisbemeda and 188RNL are covered by U.S. Patent No. 7,718,160, (the “‘160 Patent”) which will expire in December 2026. Patent term extension, codified in 35 U.S.C. §156, provides a means of recapturing time lost during the regulatory approval process. Based upon this regulation, we will apply for patent term extension for the ‘160 Patent for the time equal to the regulatory review period for rhenium (186Re) obisbemeda. This has the potential to extend patent coverage for this product for up to another five years. The ‘160 Patent covers rhenium (186Re) obisbemeda and 188RNL and their method of manufacture. The patent family also contains granted patents in Canada (Patent No. 2,490,959), Europe (Patent No. EP1536843), and Australia (Patent No. 2003241598), which are expected to expire in May 2023.

188RNL is also covered by U.S. Patent Appl. No. 17/611,929 titled Radiotherapeutic Microspheres, to which we have a license. This application is directed to a method of producing liposome containing alginate microspheres. This application was filed on November 17, 2021, and any patent granted from or claiming priority to it is expected to expire in May 2040, not including any patent term adjustment or patent term extension. The patent family also contains applications in Canada, Israel, India, Japan, Mexico, Saudi Arabia, Thailand, South Africa, Vietnam, Philippines, China, European Patent Office, Brazil, Singapore, Indonesia, Malaysia, Australia, and New Zealand.

188RNL is also covered by PCT/US2022/018992 titled Loading Alginate Microspheres, to which we have a license. This application is directed to a method for post-manufacture loading of a liposome-containing hydrogel microsphere. This application was filed March 4, 2022, and any patent granted from or claiming priority to it is expected to expire in March 2042.

We co-own and license PCT Application No. PCT/US2021/059969 and U.S. Patent Appl. No. 17/746,853, titled Radiolabeled Liposomes and Methods of Use Thereof, which are directed to methods of treating cancer comprising administering 186Re and 188Re nanoliposomes via CED. These applications were filed on November 18, 2021 and May 17, 2022, respectively, and any patents issued from or claiming priority to them are expected to expire in November 2041, not including any patent term adjustment or patent term extension.

We co-own and license PCT Application No. PCT/US2023/11564, titled Radiolabeled Liposomes and Methods of Use for Treating Leptomeningeal Metastases, which is directed to methods of treating Leptomeningeal Metastases comprising administering 186Re and/or 188Re nanoliposomes via an intraventricular reservoir. This application was filed on January 25, 2023, and any patent issued claiming priority to it is expected to expire in January 2043, not including any patent term adjustment or patent term extension.

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

The FDA may designate a product candidate as a breakthrough therapy if it finds that the product candidate is intended, alone or in combination with one or more other product candidates or approved products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates designated as breakthrough therapies, more frequent interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Product candidates designated as breakthrough therapies by the FDA may also be eligible for six month priority review. The receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for designation.

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

Rare Pediatric Disease Priority Review Voucher Program

Under the Rare Pediatric Disease Priority Review Voucher program, the FDA may grant Rare Pediatric Disease designation for serious and life-threatening diseases that primarily affect children aged 18 years or younger and fewer than 200,000 individuals in the United States. The FDA may award a priority review voucher to the sponsor of an approved marketing application for a product that treats or prevents a Rare Pediatric Disease. The voucher entitles the sponsor to priority review of one subsequent marketing application.

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

The Rare Pediatric Disease Priority Review Voucher program was renewed as part of the 2021 Coronavirus Response and Relief Supplemental Appropriations Act, allowing a product that is designated as a product for a rare pediatric disease prior to September 30, 2024 to be eligible to receive a rare pediatric disease priority review voucher upon approval of a qualifying NDA after September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.

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

Employees and Human Capital

As of December 31, 2022, we had 17 full-time employees. Of these full-time employees, ten were engaged in research and development, and seven were engaged in management, finance and administration. From time to time, we also employ independent contractors to support our operations. Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

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

Corporate Information

We were initially formed as a California general partnership in July 1996 and incorporated in the State of Delaware in May 1997. We were formerly known as Cytori Therapeutics, Inc., before that as MacroPore Biosurgery, Inc. and before that as MacroPore, Inc. On July 20, 2019, we changed our name from Cytori Therapeutics, Inc. to Plus Therapeutics, Inc. Our corporate offices are located at 4200 Marathon Blvd., Suite 200, Austin, TX. Our telephone number is (737) 255-7194. We maintain a website at www.plustherapeutics.com.

Item 1A. Risk Factors

The risk factors described below, as well as statements described elsewhere in this Annual Report on Form 10-K, including our audited Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, or in other SEC filings, describe risks that could materially and adversely affect our business, financial condition, and results of operations, which could also cause the trading price of our equity securities to decline. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to our Financial Position and Capital Requirements

We have incurred losses since inception, we expect to incur significant net losses in the foreseeable future and we may never become profitable and our operating results have been and will likely continue to be volatile.

We generated negative cash flows from operations and have incurred net operating losses each year since we started business. For the year ended December 31, 2022, we incurred net losses of $20.3 million and our net cash used in operating activities was $13.0 million. As of December 31, 2022, our accumulated deficit was $467.2 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next twelve months. As our focus on development of nanomedicine and the development of therapeutic applications has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. While we have implemented and continue to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position and expect that recurring operating expenses will be at higher levels for the year ended December 31, 2022 as we perform clinical trial and other development activities for our nanomedicine product candidates.

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

On May 24, 2022, we received written notice (the “Notification Letter”) from the Listings Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). Nasdaq’s notice had no immediate effect on the listing or trading of our common stock. The Notification Letter stated that we had 180 days, or until November 21, 2022, to demonstrate our compliance with the Minimum Bid Requirement. On November 22, 2022, we received a second letter from Nasdaq advising that we had been granted an additional 180 calendar days, or to May 22, 2023, to regain compliance with the Minimum Bid Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

We intend to continue to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. Specifically, we have confirmed to Nasdaq that, if necessary, we will implement a reverse stock split of our outstanding common stock (if approved by our stockholders) to attempt to regain compliance. If we do not regain compliance within the additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Requirement during the 180-day additional compliance period or maintain compliance with the other Nasdaq listing requirements.

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

On August 2, 2022, we entered into a purchase agreement (the “2022 Purchase Agreement”) and registration rights agreement pursuant to which Lincoln Park Capital Fund ("Lincoln Park") committed to purchase up to $50.0 million shares of our common stock. Under the terms and subject to the conditions of the 2022 Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million shares of our common stock, provided that we cannot sell more than 57.5 million shares pursuant to the 2022 Purchase Agreement. Sales of common stock by us are subject to certain limitations, and can occur from time to time, at our sole discretion, over the 36-month period commencing on August 17, 2022, subject to the satisfaction of certain conditions. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, we paid $0.1 million in cash as an Initial Commitment Fee and issued 492,698 Commitment Shares to Lincoln Park in consideration for its commitment to purchase shares of our common stock at our direction under the Purchase Agreement.

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

Even with the arrangements described above, we will need to complete additional financing transactions in order to continue operations. These arrangements may also not be sufficient in the near-term. Given, among other things, the current status of the capital markets and our recent stock price performance, the September 2022 Distribution Agreement and the 2022 Purchase Agreement and other financing strategies we may pursue may not be sufficient to fund our operations in the near term. There can be no assurances that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or be on favorable terms. Additionally, our cost of capital will depend upon numerous factors including, but not limited to, the strength of the financial markets, global market conditions, including inflationary pressures, interest rate fluctuations, our recovery and financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. If we are unable to access current financings or secure future financings, including for any of the foregoing reasons, it will have a negative impact on our cash flows and our ability to meet our financial obligations. Failure to raise capital as and when needed, on favorable terms or at all, would have a significant negative impact on our financial condition and our ability to develop our product candidates.

The volatility in the global capital markets may negatively impact our ability to obtain additional debt financings and modify our existing debt facilities and may increase the risk of non-compliance with covenants under our existing loan agreement.

Under the Loan and Security Agreement, dated May 29, 2015 (the “Loan and Security Agreement”), as amended, with Oxford Finance, LLC (“Oxford”), Oxford made a term loan to us in an aggregate principal amount of $17.7 million (the “Term Loan”) subject to the terms and conditions set forth therein. As of December 31, 2022, the outstanding principal balance of the Term Loan was $2.4 million. In addition, we are obligated to pay a final payment fee of $3.2 million at the earlier of the maturity date, acceleration, or payment of the Term Loan.

The Term Loan accrues interest at a floating rate equal to the three-month LIBOR rate (with a floor of 1.00%) plus 7.95% per annum. Beginning November 1, 2021, we began to make payments of principal and accrued interest in equal monthly installments as required, to amortize the Term Loan through June 1, 2024.

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

The Loan and Security Agreement, as amended, includes certain reporting and other covenants, that, among other things, restrict our ability to (i) dispose of assets, (ii) change the business we conduct, (iii) make acquisitions, (iv) engage in mergers or consolidations, (v) incur additional indebtedness, (vi) create liens on assets, (vii) maintain any collateral account, (viii) pay dividends, (ix) make investments, loans or advances, (x) engage in certain transactions with affiliates, and (xi) prepay certain other indebtedness or amend other financing arrangements. If we fail to comply with any of these covenants or restrictions, such failure may result in an event of default, which if not cured or waived, could result in Oxford causing the outstanding loan amount to become immediately due and payable. If the maturity of our indebtedness is accelerated, we may not have, or be able to timely procure, sufficient cash resources to satisfy our debt obligations, and such acceleration would adversely affect our business and financial condition.

The global markets have experienced significant volatility and a continued downturn may affect our business, liquidity position, and financial results. This in turn may negatively impact our ability to remain in compliance with the financial and operating covenants under the Loan and Security Agreement and may restrict our ability to obtain covenant waivers, restructure or amend the terms of our existing debt, or obtain additional debt financing. If the maturity of our indebtedness is accelerated or if we are unable to amend the terms or obtain any necessary waivers under our debt facilities or obtain additional debt or other financing, it would materially and adversely affect our liquidity position and ability to fund our operations. This in turn would materially harm our business and financial conditions.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We do not expect to make profits in the near future. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income and taxes may be limited. We have undergone “ownership changes” as a result of shifts in stock ownership in the past, which significantly limited our ability to use net operating loss carryforwards and other pre-change tax attributes. Any additional ownership change within the definition of Section 382 would further limit our ability to use net operating loss carryforwards and other tax attributes. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Risks Related to Our Business and Industry

Our future success is in large part dependent upon our ability to successfully develop our nanomedicine platform and commercialize rhenium (186Re) obisbemeda and 188RNL-BAM and any failure to do so could significantly harm our business and prospects.

Our ability to successfully develop and commercialize rhenium (186Re) obisbemeda and 188RNL-BAM is subject to a number of risks, including the following:

•
we do not have substantive drug development, manufacturing, and commercialization experience, and thus we may be required to hire and rely on significant numbers of scientific, quality, regulatory and other technical personnel with the experience and expertise necessary to develop, manufacture, and commercialize our nanomedicine product candidates. We may be unable to identify, hire and retain personnel with the requisite experience to conduct the operations necessary to obtain regulatory approval and commercialize our RNL product candidates, in which case our business would be materially harmed;
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

We have a limited number of product candidates in development, and our business depends substantially on their successful development and commercialization. Our product candidates will require development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from sales of our product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.

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

On March 29, 2020, we entered into an exclusive license agreement with NanoTx for the global rights to develop and commercialize NanoTx’s glioblastoma treatment, rhenium (186Re) obisbemeda. Under the license agreement with NanoTx, we are required to use commercial reasonable efforts to develop the rhenium (186Re) obisbemeda product candidate acquired under the license agreement. Further, we are subject to future milestone, earn-out and other payments to NanoTx all of which are tied to our commercialization and sale activities for product candidates. If we are unsuccessful in our efforts to develop these assets, or if NanoTx and we were to enter into a dispute over the terms of our agreement, then our business could be seriously harmed.

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

Our current business strategy is to aggressively develop our nanomedicine platforms, while simultaneously controlling expenses, which is a high-risk strategy for a number of reasons including the following:

•
we do not have prior experience with obtaining regulatory, reimbursement, or other approvals for product candidates such as rhenium (186Re) obisbemeda and 188RNL-BAM;
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

A significant portion of our funding will come from grants received from CPRIT. The CPRIT Grant includes provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters that include any potential relocation outside of the State of Texas. After the CPRIT Grant ends, we are not permitted to retain any unused grant award proceeds without CPRIT’s approval, but our obligation to pay CPRIT sales-based royalty, if and when commercialization is achieved, and other obligations, including our obligation to repay the disbursed grant proceeds under certain circumstances, to maintain certain records and documentation, to notify CPRIT of certain unexpected adverse events and our obligation to use reasonable efforts to ensure that any new or expanded preclinical testing, clinical trials, commercialization or manufacturing related to any aspect to our CPRIT project take place in Texas, survive the termination of the agreement.

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

If third parties we engage are not able to successfully perform, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates and our business could be substantially harmed.

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

Approved drug products are subject to ongoing regulatory requirements and oversight, including requirements related to manufacturing, quality control, conduct of post-marketing studies, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting. Regulatory authorities subject a marketed product, its manufacturer, and the manufacturing facilities to continual review and periodic inspections. We, our collaborators, and our and their respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of products (including applicable anti-kickback, fraud and abuse and other health care laws and regulations), required submissions of safety and other post-market information and reports, registration requirements, Clinical Good

Manufacturing Practices ("cGMP") regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our collaborators, and our and their respective contractors, suppliers, and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

A product candidate that receives orphan drug designation can benefit from potential commercial benefits following approval. Under the U.S. Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, defined as affecting a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 10,000 persons in the European Union. Currently, this designation provides market exclusivity in the U.S. and the European Union for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs. In the European Union, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. In September 2020, the FDA granted both Orphan Drug designation and Fast Track designation to rhenium (186Re) obisbemeda for the treatment of patients with GBM. In November 2021, the FDA granted Fast Track designation to rhenium (186Re) obisbemeda for the treatment of patients with LM.

If we experience an interruption in supply from a material sole source supplier, our business may be harmed

We acquire some of our components and other raw materials from sole source suppliers. If there is an interruption in supply of our raw materials from a sole source supplier, for any reason, there can be no assurance that we will be able to obtain adequate quantities of the raw materials within a reasonable time or at commercially reasonable prices. Interruptions in supplies due to pricing, timing, availability, or other issues with our sole source suppliers could have a negative impact on our ability to manufacture products and product candidates, which in turn could adversely affect the development and commercialization of our nanomedicine product candidates and cause us to potentially breach our supply or other obligations under our agreements with certain other counterparties.

We are dependent on sole source suppliers to manufacture the active pharmaceutical ingredients ("API") and certain other components of our nanomedicine product candidates. There is no assurance that these sole source suppliers will enter into supply agreements with us to provide contractual assurance to us around supply and pricing. Regardless of whether a sole source supplier enters into a written supply arrangement with us, such supplier could still delay, suspend, or terminate supply of raw materials to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, bankruptcy or insolvency, or other occurrences.

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

Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations, and maintain a cohesive and stable environment. In particular, we are highly dependent on our executive officers, especially Marc Hedrick, M.D., our Chief Executive Officer. Given his leadership, extensive technical, scientific, and financial expertise and management and operational experience, if we were unable to retain the services of Dr. Hedrick for any reason, it would materially and adversely impact our business and operations. Further, the loss of services of Dr. Hedrick or any other executive officer could result in product development delays or the failure of our collaborations with current and future collaborators, which, in turn, may hurt our ability to develop and commercialize products and generate revenue. We do not maintain key man life insurance on the lives of any of the members of our senior management. The loss of key personnel for any reason or our inability to hire, retain, and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business. The loss of services of any of our personnel, including Dr. Hedrick, particularly for an extended period, would likely result in product development delays or the failure of our collaborations with current and future collaborators, which, in turn, may impede or delay our ability to develop and commercialize products and generate revenue. In addition, it could also result in difficulty to obtain additional funding for our development of products and our future operations.

We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

The clinical use of our product candidates exposes us to the risk of product liability claims. This risk exists even if a product or product candidate is approved for commercial sale by applicable regulatory authorities and manufactured in facilities regulated by such authorities. Our product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse, or abuse associated with our product candidates could result in injury to a patient or even death. For example, rhenium (186Re) obisbemeda and 188RNL-BAM are cytotoxic, or toxic to living cells, and, if incorrectly or defectively manufactured or labeled, or incorrectly dosed or otherwise used in a manner not contemplated by its label, could result in patient harm and even death. In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury.

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

Throughout the clinical trial process, we may obtain the private health information of our trial subjects. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. The Healthcare Information Portability and Accountability Act (“HIPAA") imposes privacy, security, breach reporting obligations, and mandatory contractual terms on covered entity health care providers, health plans, and health care clearinghouses, as well as their "business associates" – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly use or disclose individually identifiable health information maintained by a

HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Most states have laws requiring notification of affected individuals and state regulators (breach notification laws) in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Additionally, in California, the California Consumer Privacy Act (“CCPA”) establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s General Data Protection Regulation (“GDPR”), which imposes fines of up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use and disclosure of patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future.

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

Our success depends in part on our ability to obtain and maintain patent, trademark, and trade secret protection of our platform technology and current product candidates, including but not limited to our nanomedicine product candidates, including rhenium (186Re) obisbemeda and 188RNL-BAM, as well as successfully defending our intellectual property against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our platform technology and/or our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

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

•
others may be able to make or use compounds that are the same or similar to the rhenium (186Re) obisbemeda or 188RNL-BAM product candidates but that are not covered by the claims of our patents;
•
we may not be able to detect infringement against our patents, which may be especially difficult for manufacturing processes or formulation patents, such as the patents/applications related to rhenium (186Re) obisbemeda or 188 RNL-BAM;
•
the active pharmaceutical ingredient ("API") used in rhenium (186Re) obisbemeda, 186-Re, is routinely produced in nuclear reactors or at a particle accelerator and is commercially available as 186-Re Sulfide for isotropic radiation synovectomy of medium sized joints and in developing countries as 186-Re-HEDP for bone pain palliation;
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

On August 2, 2022, we entered into the 2022 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $50.0 million (the “Commitment Amount”) of our common stock, subject to certain limitations. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the 2022 Purchase Agreement, upon execution of the 2022 Purchase Agreement, we agreed to pay Lincoln Park an initial commitment fee equal to 1.5% of the Commitment Amount. The initial commitment fee was paid upon execution of the 2022 Purchase Agreement through the issuance of 492,698 shares of common stock and $0.1 million in cash. An additional commitment fee equal to 2.5% of the remainder of the Commitment Amount will be paid if and when we sell over $25.0 million of our common stock under the 2022 Purchase Agreement. The additional commitment fee may be paid in cash, common stock, or a combination of cash and common stock.

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

If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sale.

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

As of December 31, 2022, we had 33,601,373 shares of our common stock outstanding. Sales of a number of shares of common stock in the public market could cause the market price of our common stock to decline. We may also sell additional common stock or securities convertible into or exercisable or exchangeable for common stock in subsequent public or private offerings or other transactions, which may adversely affect the market price of our common stock.

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
•
the trading volume of our common stock.

In addition, the financial markets may experience a loss of investor confidence or otherwise experience continued volatility and deterioration. A loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of our business, our financial condition or results of operations, which may materially harm the market price of our common stock and result in substantial losses for stockholders. Further, although our common stock is traded on the Nasdaq, there is currently a limited market for our common stock and an active market may never develop. An active trading market in our common stock may not develop.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have one lease agreement for our San Antonio, Texas locations. The lease for this property will expire in February 2025. We also lease certain office space in Austin, Texas under a month-to-month operating lease agreement. We also have a lease agreement for office space in Charlottesville, Virginia. We pay an aggregate of approximately $16,000 in rent per month for these properties.

Item 3. Legal Proceedings

On June 22, 2021, we were named as a defendant in an action brought by Lorem Vascular, Pte. Ltd. (“Lorem”) in the District Court for the District of Delaware. The complaint alleged false representations were made to Lorem regarding the manufacturing facility in the United Kingdom (the “UK Facility”) that Lorem purchased from us under the Asset and Equity Purchase Agreement, dated March 29, 2019, between us and Lorem (the “Lorem Agreement”). Lorem also claimed that false representations were made regarding the UK Facility’s certification to sell and distribute devices in the European Union and export such devices to China. In connection with these allegations, Lorem claimed entitlement to at least $6,000,000 in compensatory damages and operational costs and expenses (collectively, the “Lorem Claim”). On December 9, 2022, we entered into a settlement agreement (the “Settlement Agreement”) with Lorem to settle the Lorem Claim. Under the terms of the Settlement Agreement, we made a payment to Lorem, and Lorem moved to dismiss the lawsuit with prejudice. The Settlement Agreement released us from all claims made by Lorem. The parties to the Settlement Agreement recognized that it did not constitute an admission of liability, wrongdoing, or any matter of fact or law. As of December 31, 2022, we accrued the settlement amount, as well as the accounts that we have confirmed to be recoverable under our insurance claims on the matter. The net amount of $1.4 million that was not recoverable under our insurance has been reflected as an expense in the year ended December 31, 2022. The full settlement amount was paid in January 2023. All legal costs incurred related to the Lorem Claim were expensed. The Settlement was conditioned on the customary terms contained in the Settlement Agreement and was approved by the Court and the case was dismissed on January 17, 2023.

Refer to Note 7 of the Financial Statements included in this Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “PSTV”. As of February 17, 2023, we had approximately 16 record holders of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of individual stockholders represented by these record holders.

Equity Compensation Plan Information

The following table gives information as of December 31, 2022 about shares of our common stock that may be issued upon the exercise of outstanding options, and shares remaining available for issuance under all of our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans not approved by security holders (1)	160,095	$13.42	90,389
Equity compensation plans approved by security holders (2)	1,014,921	$3.14	2,635,717
Total	1,175,016	$4.54	2,726,106

(1)
Represents (i) options outstanding that were issued under the 2004 Stock Option and Stock Purchase Plan which expired in August 2004 and (ii) the 2015 New Employee Incentive Plan.
(2)
See Notes to the Financial Statements included elsewhere herein for a description of our 2020 Stock Incentive Plan.

Material Features of the Amended and Restated 2015 New Employment Incentive Plan and the 2020 Stock Incentive Plan

We adopted the 2015 Plan on December 29, 2015 pursuant to Rule 5653(c)(4) of the Nasdaq. The 2015 Plan was subsequently amended by the Board in May 2016 and January 2020.

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

The 2015 Plan is administered by the Compensation Committee. The plan administrator has discretion to take action under the 2015 Plan, such as determining the purchase price, performance measures, any repurchase rights, as well as make adjustment to the terms of any Award to reflect, or related to, such changes in our capital structure or distributions as we deem appropriate, including modification of performance goals, performance award formulas, and performance periods. As of December 31, 2022, there were 90,389 shares of common stock remaining and available for issuance under the 2015 Plan.

On June 16, 2020, our stockholders approved our 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan. The 2020 Plan, as amended, provides for the issuance of up to 3,550,000 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan).

The 2020 Plan provides for the direct award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock intended to qualify for preferential tax treatment under Section 422 of the Code and nonstatutory stock options to purchase common stock that do not qualify for such treatment under the Code. All employees (including officers) and directors of the Company or any subsidiary and any consultant who performs services for us or a subsidiary are eligible to purchase shares of common stock and to receive awards of shares or grants of nonstatutory stock options, stock units and stock appreciation rights. Only employees are eligible to receive grants of incentive stock options.

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

Share Repurchase Program

On August 15, 2022, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $2.0 million of our outstanding common stock. The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may be made from time to time on the open market over the course of 12 months. We are not obligated to acquire any shares and the program may be discontinued or suspended at any time. Through the date of filing of this Form 10-K, we have not repurchased any of its common stock under this share repurchase program.

Item 6. [Reserved]

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

Overview

Plus Therapeutics, Inc. is a U.S. pharmaceutical company developing targeted radiotherapeutics with advanced platform technologies for central nervous system ("CNS") cancers. Our novel radioactive drug formulations and therapeutic candidates are designed to deliver safe and effective doses of radiation to tumors. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as Rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

Traditional approaches to radiation therapy for cancer, such as external beam radiation, have many disadvantages including continuous treatment for four to six weeks (which is onerous for patients), that the radiation damages healthy cells and tissue, and that the amount of radiation delivered is very limited and, therefore, is frequently inadequate to fully destroy the cancer.

Our targeted radiotherapeutic platform and unique investigational drugs have the potential to overcome these disadvantages by directing higher, more powerful radiation doses at the tumor—and only the tumor—potentially in a single treatment. By minimizing radiation exposure to healthy tissues while simultaneously maximizing locoregional delivery and, thereby, efficacy, we hope to reduce the radiation toxicity for patients, improving their quality of life and life expectancy. Our radiotherapeutic platform, combined with advances in surgery, nuclear medicine, interventional radiology, and radiation oncology, affords us the opportunity to target a broad variety of cancer types.

Our lead radiotherapeutic candidate, rhenium (186Re) obisbemeda (formerly, “186RNL”), is designed specifically to CNS cancers including recurrent glioblastoma ("GBM"), leptomeningeal metastases ("LM"), and pediatric brain cancers ("PBC") by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain(Ommaya reservoir) catheters. Our recently acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

Our headquarters and manufacturing facilities are in Texas and are in proximity to world-class cancer institutions and researchers. Our dedicated team of engineers, physicians, scientists, and other professionals are committed to advancing our targeted radiotherapeutic technology for the benefit of cancer patients and healthcare providers worldwide and our current pipeline is focused on treating rare and difficult-to-treat cancers with significant unmet medical needs.

In addition to its headquarters in Austin, we have an established, GMP-validated research and development and manufacturing facility in San Antonio, Texas, tailored to produce cGMP rhenium (186Re) obisbemeda. We have built a robust supply chain through strategic partnerships that enable the development, manufacturing and future potential commercialization of our products. Our current supply chain and key partners are positioned to supply cGMP rhenium (186Re) obisbemeda for ongoing and planned Phase 2 and Phase 3 clinical trials in patients with GBM, LM and PBC..

Pipeline

Our most advanced investigational drug, rhenium (186Re) obisbemeda, is a patented radiotherapy potentially useful for patients with CNS and other cancers. Preclinical study data describing the use of rhenium (186Re) obisbemeda for several cancer targets have been published in peer-reviewed journals and reported at a variety of medical society peer-reviewed meetings. Besides GBM, LM and PBC, rhenium (186Re) obisbemeda has been reported to have potential applications for head and neck cancer, ovarian cancer, breast cancer and peritoneal metastases.

The Rhenium (186Re) Obisbemeda technology was part of a licensed radiotherapeutic portfolio that we acquired from NanoTx, Corp. (“NanoTx”) on May 7, 2020. The licensed radiotherapeutic has been evaluated in preclinical studies for several cancer targets and we have an active $3.0 million award from U.S. National Institutes of Health/National Cancer Institute which is expected to provide financial support for the continued clinical development of rhenium (186Re) obisbemeda for recurrent GBM through the completion of a Phase 2 clinical trial, including enrollment of up to 55 patients. As of February 23, 2023, 26 patients have been treated in the Phase 1 clinical trial and the Phase 2 clinical trial has been initiated with the first patient treated. In addition, we anticipate obtaining FDA IND approval for the ReSPECT-PBC clinical trial for PBC in early 2023.

On August 29, 2022, we announced feedback from a Type C meeting with the FDA regarding Chemistry, Manufacturing and Controls (“CMC”) practices. The meeting focused on our Current Good Manufacturing Practice (“cGMP”) clinical and commercial manufacturing process for our lead investigational targeted radiotherapeutic, BMEDA-chelated Rhenium (186Re) Obisbemeda, for recurrent GBM.

The FDA indicated agreement with our proposed application of cGMP guidance for radiotherapeutics, small molecule drug products and liposome drug products for our novel rhenium (186Re) obisbemeda in support of ongoing and future GBM clinical trials, manufacturing scale up, and commercialization. Alignment with the FDA includes support of our proposed controls and release strategy for new drug substance and new drug product. Because this product is identical for recurrent GBM and LM adult development and pediatric brain tumors, we believe this FDA alignment and feedback will apply to rhenium (186Re) obisbemeda used in other clinical development programs, including LM and PBC.

Rhenium (186Re) obisbemeda versus External Beam Radiation Therapy for Recurrent GBM

Rhenium (186Re) obisbemeda is a novel injectable radiotherapy designed to deliver targeted, high dose radiation directly into GBM tumors in a safe, effective, and convenient manner that may ultimately prolong patient survival. rhenium (186Re) obisbemeda is composed of the radionuclide Rhenium-186 and a nanoliposomal carrier, and is infused in a highly targeted, controlled fashion, directly into the tumor via precision brain mapping and CED catheters. Potential benefits of rhenium (186Re) obisbemeda compared to standard external beam radiotherapy or EBRT include:

•
The rhenium (186Re) obisbemeda radiation dose delivered to patients may be up to 20 times greater than what is possible with commonly used external beam radiation therapy (“EBRT”), which, unlike EBRT and proton beam devices, spares normal tissue and the brain from radiation exposure.
•
Rhenium (186Re) obisbemeda can be visualized in real-time during administration, possibly giving clinicians better control of radiation dosing, distribution and retention.
•
Rhenium (186Re) obisbemeda potentially more effectively treats a bulk tumor and microscopic disease that has already invaded healthy tissue.
•
Rhenium (186Re) obisbemeda is infused directly into the targeted tumor by CED catheter insertion using MRI guided software to avoid critical patient neurological structures and neural pathways and also bypasses the blood brain barrier, which delivers the therapeutic product where it is needed. Importantly, it reduces radiation exposure to healthy cells, in contrast to EBRT which passes through normal tissue to reach the tumor, continuing its path through the tumor, hence being less targeted and selective.
•
Rhenium (186Re) obisbemeda is given during a single, short, in-patient hospital visit, and is available in all hospitals with nuclear medicine and neurosurgery, while EBRT requires out-patient visits five days a week for approximately four to six weeks.

ReSPECT-GBM Trial for Recurrent GBM

Recurrent GBM is the most common, complex, and aggressive primary brain cancer in adults. In the U.S., there are more than 13,000 GBM cases diagnosed and approximately 10,000 patients succumb to the disease each year. The average length of overall survival ("OS") for GBM patients is eight months, with a one-year survival rate of 40.8% and a five-year survival rate of only 6.8% and these estimates varies and are lower in some publications. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains and tumor regrowth occurs within months. Approximately 90% or more of patients with primary GBM experience tumor recurrence. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Even today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved GBM patients OS over past decades, and a significant unmet medical need persists.

For recurrent GBM, there are few currently approved treatments, which in the aggregate, provide only marginal survival benefit. Furthermore, these therapies are associated with significant side effects, which limit dosing and prolonged use.

While EBRT has been shown to be safe and has temporary efficacy in many malignancies including GBM, typically at absorbed, fractionated radiation dose of ~30 Gray in GBM, this maximum possible administered dose is always limited by toxicity to the normal tissues surrounding the malignancy and because EBRT requires fractionation to manage toxicity and maximum EBRT limits are typically reached before long-term efficacy reached. Because of this limitation EBRT cannot provide a cure or long term control of

GBM and GBM always recurs within months after EBRT. In contrast, locally delivered and targeted radiopharmaceuticals that precisely deliver radiation in the form of beta particles such as Iodine-131 for thyroid cancer, are known to be safe and effective and minimize exposure to normal cells and tissues especially with optimal targeting and avoidance of normal tissue. The locally delivered rhenium (186Re) obisbemeda is designed for and provides patient tolerability and safety. Though no head-to-head trial with chemo, immune, EBRT or systemic radiopharmaceutical products have been conducted, patient tolerability and safety considerations have been reported as expected.

Interim results from our ongoing Phase 1/2a ReSPECT-GBM trial (ClinicalTrials.gov NCT01906385) show that the beta particle energy from our lead investigational drug rhenium (186Re) obisbemeda has provided preliminary positive data and utility in treating GBM and potential other malignancies. More specifically, the preliminary data from our Phase 1/2a ReSPECT-GBM trial suggests that radiation, in the form of high energy beta particles or electrons, can be effective against GBM. Thus far, we have been able to deliver up to 740 Gy of absorbed radiation to tumor tissue in humans, without significant or dose limiting toxicities and with what we believe has the capability to go higher if required. In comparison, current EBRT protocols for recurrent GBM typically recommend a total maximum radiation dose of about ~30-35 Gray.

In September 2020, the FDA granted both Orphan Drug designation and Fast Track designations to rhenium (186Re) obisbemeda for the treatment of patients with GBM. In November 2021, the FDA granted Fast Track designation for rhenium (186Re) obisbemeda for the treatment of LM.

Rhenium (186Re) obisbemeda is under clinical investigation in a multicenter, sequential cohort, open-label, volume and dose escalation study of the safety, tolerability, and distribution of rhenium (186Re) obisbemeda given by CED catheters to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment (NCT01906385). The study uses a standard, modified 3x3 Fibonacci dose escalation, followed by a planned Phase 2 expansion trial at the maximum tolerated dose (“MTD”) / maximum feasible dose (“MFD”) or non-dose limiting toxicity (“DLT”) if MTD is not reached, to determine efficacy. The trial is funded through Phase 2 in large part by a NIH/NCI grant. These investigations have not reached DLT or MTD/MFD and the study is in its eighth dosing administration cohort. Due to the observation of a preliminary efficacy signal, we have initiated in parallel a Phase 2, non-DLT dose trial pursuant to the currently funded NIH/NCI Grant. This trial will begin at the current non-DLT rhenium (186Re) obisbemeda dose and will expand exploring higher radiation doses in larger volumes to treat larger tumors. Additionally, two or more rhenium (186Re) obisbemeda administrations, if indicated, will be evaluated, and reviewed with the FDA, as well as expanded safety, imaging and efficacy data to support a planned future registrational trial. This in turn will provide a path to a registration trial.

On September 6, 2022, we announced a summary of our Type C clinical meeting with the FDA that focused on the ReSPECT-GBM trial. The FDA agreed with us that the ReSPECT-GBM clinical trial should proceed to the planned Phase 2. The key focus areas of clinical investigation of the Phase 2 trial will be 1) further dose exploration, including both increased dosing and multiple doses, and 2) collecting additional safety and efficacy data to inform the design of a future registrational trial. Because no DLT administered doses were observed, the FDA and we also agreed to continue to dose cohort eight. There was further agreement with the FDA that in a planned future registrational trial, overall survival should be used as the primary endpoint. We agreed with the FDA to hold future meeting(s) to consider the use of external data to augment the use of a control arm in the registrational trial.

At the European Society for Medical Oncology Congress, held September 9 to 13, 2022, we presented updated data from the ReSPECT-GBM trial, which evaluated 23 adult patients with recurrent GBM across eight cohorts of increasing dose and treated over a seven-year period. Key findings include:

•
No DLTs have been observed and the procedure was very well tolerated with a strong safety profile. Minimal systemic radiation has been observed and the majority of adverse events have been mild or moderate and considered causally unrelated to rhenium (186Re) obisbemeda.
•
Improved median overall survival (“OS”) rates correlated with the absorbed radiation tumor dose. When patients were stratified based on receipt of either a therapeutic or a subtherapeutic absorbed dose of radiation to the tumor, a statistically significant improvement in survival was observed. Specifically, patients receiving a therapeutic absorbed radiation dose (>100 Gray) had a median OS of 22.9 months (95% CI of 8.8-42.3) compared to those receiving a subtherapeutic absorbed radiation dose (<100 Gray) whose median OS was 5.6 months (95% CI of 1.6-9.4). Currently, three patients remain alive, all in the therapeutic group.
•
Feasibility to deliver up to at least 20 times more radiation to the tumor than the standard of care, EBRT. A maximum of 32.2 mCi in 12.3 mL of volume has been delivered in and near the tumors, and a maximum average absorbed dose of radiation of 740 Gray was successfully administered in a single procedure.
•
Average absorbed radiation dose to the tumor increased in latter dosing cohorts with greater administered doses of rhenium (186Re) obisbemeda β-particle radiation, larger drug CED infusate volumes, more catheters used (up to four versus one), and higher convection flow rates. In cohorts five and later, 82% of patients received a therapeutic radiation dose of >100Gray.
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

At the Society for Neuro-Oncology Annual Meeting in November 2022, we presented patient data, which at that time included the results for 24 patients treated in the ReSPECT-GBM trial. As of the date of this report, rhenium (186Re) obisbemeda given by CED in recurrent GBM patients was observed in the trial to be feasible and well tolerated. Across all subjects in the first eight cohorts (n=24), the median absorbed dose to the tumor volume increased as cohorts evaluated progressed, with patients receiving >100Gy absorbed dose showing significant survival benefit versus patients receiving <100Gy absorbed dose. Importantly, in a subset of patients where tumor coverage was greater than or equal to 75%, the median absorbed dose was 405 Gy (range 146-593). By contrast, given the protocol dose escalation design where early cohorts often had much lower doses, the absorbed doses were adequate for small tumors even with low doses. Small, absorbed doses to specific organs and whole body, are typically well-tolerated. Based on observed and reported patient protocol activity and all available adverse event (AE) data, rhenium (186Re) obisbemeda has been well-tolerated with AEs related to CED insertion that were limited and fully recovered. No AEs with an outcome of death, study discontinuation or study drug-related serious AEs have been reported. All AEs have been mild or moderate (Grade 1 or 2) in intensity, except for one case of Grade 3 vasogenic edema, which was considered by the investigator to be unrelated to the study drug. AEs considered by the investigator to be at least possibly related to rhenium (186Re) obisbemeda have included Grade 1 to 2 skin and soft tissue infection, intermittent cephalgia, neck and jaw pain, nausea with or without vomiting, constipation, increased lethargy, difficulty walking (gait disturbance), worsening double vision, and dysuria. Scalp discomfort and tenderness related to the surgical procedure has also been reported.

In the 24 subjects with recurrent GBM receiving a single administration of rhenium (186Re) obisbemeda, the median OS for all 24 patients as of November 2022 was 8.8 months, with four patients alive. In a subset of 13 patients receiving a presumed therapeutic absorbed radiation dose to the tumor (>100 Gy), the mean OS was 22.9 months, respectively, with seven of 13 patients alive. In contrast, in nine patients receiving a presumed sub-therapeutic absorbed radiation dose to the tumor (<100 Gy), the mean and median OS was 23.9 and 22.3 weeks, respectively. A Kaplan-Meier curve comparing patients with presumed therapeutic (>100 Gy) versus sub-therapeutic (<100 Gy) radiation dose to the tumor showed a statistically significant difference between the groups (p=.0003). It is hypothesized that targeted infusion of rhenium (186Re) obisbemeda into the tumor by CED, which exposure and potential toxicity and concentrates radiation to the tumor and surrounding region of interest. On January 18, 2023, we announced that the first patient has been dosed in the ReSPECT-GBM Phase 2b dose expansion clinical trial evaluating rhenium obisbemeda for the treatment of recurrent GBM. The Phase 2b trial is expected to enroll up to 31 total patients with small- to medium-sized tumors in approximately 24 months.

ReSPECT-LM Clinical Trial for Leptomeningeal Metastases (LM)

LM is a rare complication of cancer in which the disease spreads to the membranes (meninges) surrounding the brain and spinal cord. The incidence of LM is growing and occurs in approximately 5%, or more, of people with late-stage cancer, or 110,000 people in the U.S. each year. It is highly lethal with an average one-year survival of just 7%. All solid cancers have the potential to spread to the central nervous system and leptomeninges resulting in LM.

The ReSPECT-LM Phase 1 clinical trial (ClinicalTrials.gov NCT05034497) is predicated in part upon preclinical studies in which tolerance to doses of rhenium (186Re) obisbemeda as high as 1,075 Gy was shown in animal models with LM without significant observed toxicity. Furthermore, treatment led to a marked reduction in tumor burden in both C6 and MDA-231 LM models.

Upon receiving acceptance of our Investigational New Drug application and Fast Track designation by the FDA for rhenium (186Re) obisbemeda for the treatment of LM, we initiated the trial and began screening patients for the ReSPECT-LM Phase 1 clinical trial in Q4 2021.

The ReSPECT-LM is a multi-center, sequential cohort, open-label, dose escalation study evaluating the safety, tolerability, and efficacy of a single-dose application of rhenium (186Re) obisbemeda administered through intrathecal infusion to the ventricle of patients with LM after standard surgical, radiation, and/or chemotherapy treatment. The primary endpoint of the study is the incidence and severity of adverse events and dose limiting toxicities.

On March 31, 2022, we entered into a Sales Order (the “Sales Order”) with Medidata Solutions, Inc. (“Medidata”), pursuant to which Medidata built a Synthetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into our Phase 2 clinical trial of rhenium (186Re) obisbemeda in GBM. The Sales Order had a term of six (6) months. Work under this Sales Order has been completed.

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

Interim results showed that treatment with rhenium (186Re) obisbemeda decreased CSF tumor cell count/ml and was well tolerated by all four LM patients. rhenium (186Re) obisbemeda was administered through a standard intraventricular catheter (Ommaya Reservoir), redistributed throughout the CSF, and was retained in the leptomeninges at least through day seven. All four patients have shown prompt and durable rhenium (186Re) obisbemeda distribution throughout the subarachnoid space. A single dose of rhenium (186Re) obisbemeda at 6.6 millicurie ("mCi") in 5.0 mL, in Cohort 1, achieved absorbed doses of 18.7 to 29.0 Gy to the ventricles and cranial subarachnoid spaces, respectively. Cohort 2 is in progress with a 13.2 mCi administered dose in 5ml and was also well tolerated. All four patients experienced a decreased CSF cell count ranging from 46% to 92%. Three patients remain alive, as the first patient in Cohort 1 has died, due to primary tumor progression. A single dose of rhenium (186Re) obisbemeda was well-tolerated with limited AEs and no patients had definite treatment related AEs. Additionally, there were no AEs greater than Grade 1 that were even possibly related to treatment. Cohort 2 was completed on January 26, 2023 and Cohort 3 is expected to enroll in late February/early March 2023 after a protocol defined follow-up 28-day period. Besides continued dose escalation, repeated dosing will be explored.

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

It is estimated that in 2022 there were approximately 25,050 new brain and other central nervous system cases diagnosed (1.3% of all cancers) and 18,280 deaths (3.0% of all cancer related deaths). The average annual age adjusted mortality rate (“AAAMR”) for children aged 0-14 for malignant brain (and other CNS) tumors is 0.71/100,000, making it the most common cause of death and cancer death in this age group. The 2021 World Health Organization Classification of CNS Tumors (“WHO CNS5”) classifies gliomas, glioneuronal tumors, and neuronal tumors into six different families: (1) adult-type diffuse gliomas; (2) pediatric-type diffuse low-grade gliomas; (3) pediatric-type diffuse high-grade gliomas (“HGG”); (4) circumscribed astrocytic gliomas; (5) glioneuronal and neuronal tumors; and (6) ependymomas.

Since the initial FDA feedback and receiving important adult GBM data and experience with rhenium (186Re) obisbemeda and follow-up communications with the FDA, we plan to submit a pediatric brain tumor IND to investigate the use of rhenium (186Re) obisbemeda in two pediatric brain cancers in early 2023.

Pediatric high-grade gliomas can be found almost anywhere within the CNS; however, they are most commonly found within the supratentorium. The highest incidence of supratentorial, high-grade gliomas in pediatrics appears to occur in children aged 15 to 19 years, with a median age of approximately nine years. Overall, pediatric high grade glioma confers a three-year progression free survival (“PFS”) of 11 ± 3% and three-year overall survival (“OS”) of 22% ±5%. One-year PFS is as low as 40% in recent trials. Ependymomas are slow-growing central nervous system tumors that involve the ventricular system. Diagnosis is based on MRI and biopsy and survival rate depends on tumor grade and how much of the tumor can be removed. Grade II pathology was associated with significantly improved OS compared to Grade III (anaplastic) pathology (five-year OS = 71 ± 5% vs. 57 ± 10%; p = 0.026). Gross total resection compared to subtotal resection was associated with significantly improved OS (five-year OS = 75 ± 5% vs. 54 ± 8%; p = 0.002).

Overall, pediatric HGG and ependymoma are extremely difficult-to-treat pediatric brain tumors, frequently aggressive, and in recurrent settings, carry an extremely poor prognosis.

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

Preclinical data from an ex vivo embolization experiment in which Technetium99m-BAM was intra-arterially delivered to a bovine kidney perfusion model was presented at the recent 2021 Society of Interventional Radiology (“SIR”) Annual Scientific Meeting. The study concluded that the technology required for radiolabeling BAM could successfully deliver, embolize and retain radiation in the target organ. 188RNL-BAM is a preclinical investigational drug we intend to further develop and move into clinical trials. Specifically, in 2022 we transferred the 188RNL-BAM technology from UT Health Science Center at San Antonio, and began planning to develop the drug product and complete early preclinical studies to support a future FDA IND submission. Our intended initial clinical target is liver cancer which is the sixth most common and third deadliest cancer worldwide. It is a rare disease with increasing U.S. annual incidence (42,000) and deaths (30,000).

Recent Developments

Grant Agreement with CPRIT

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from Plus Therapeutics for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

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

Services Agreement and Sales Order with Medidata

On March 31, 2022, we entered into a Sales Order (the “Sales Order”) with Medidata Solutions, Inc. (“Medidata”), pursuant to which Medidata will build a Synthetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into our Phase 2 clinical trial of rhenium (186Re) obisbemeda in GBM. The Sales Order had a term of six (6) months. Work under this Sales Order has been completed.

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

Results of Operations

Grant Revenue

We recognized $0.2 million of grant revenue during the year ended December 31, 2022, which represents CPRIT's share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Research and development	$9,611	$5,248
Share-based compensation	87	75
Total research and development expenses	$9,698	$5,323

The increase in research and development expenses of $4.4 million for the year ended December 31, 2022 as compared to the same period in 2021 was due primarily to an increase of $1.6 million in development costs relating to the development of cGMP rhenium (186Re) obisbemeda drug, an increase of $1.6 million in other expenses which includes the development of the SCA, an increase of $0.8 million related to personnel related expenses, an increase of $0.3 million in licensing payments under the NanoTx agreement for grant revenue received (Note 7), and an increase of $0.1 million in depreciation expenses.

We expect aggregate research and development expenditures to remain consistent during 2023 as compared to the year ended December 31, 2022, due to an increase in licensing payments offset by reduced research and development spend.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
General and administrative	$9,719	$6,322
Share-based compensation	519	531
Total general and administrative expenses	$10,238	$6,853

General and administrative expenses increased by $3.4 million during the year ended December 31, 2022, as compared to the same period in 2021, primarily due to $1.4 million settlement cost for Lorem claim (Note 6 of the financial statements), an increase of $1.5 million in legal fees and other professional expenses due to increased costs related to Lorem litigation, an increase of $0.2 million of personnel expenses and an increase of $0.3 million in travel and other expenses.

We expect general and administrative expenditures to remain generally consistent in 2023 as compared with the year ended December 31, 2022, exclusive of the impact of the one-time legal settlement costs and settlement related legal expenses in 2022.

Share-based compensation expenses

Share-based compensation expenses include charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure share-based compensation expenses based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Research and development	$87	$75
General and administrative	519	531
Total share-based compensation	$606	$606

Our share-based compensation expenses, which are impacted by grants of share-based options, vesting schedule of such grants, as well as grant-date fair value of share-based awards, remained consistent from 2021 to 2022.

Other Income (Expense)

The following table summarizes interest income, interest expense, and other income and expense for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Interest income	$147	$19
Interest expense	(711)	(932)
Change in fair value of liability instruments	1	6
Total	$(563)	$(907)

The decrease in interest expense for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to the repayments of debt principal of $1.6 million in 2022 and $0.3 million in 2021, respectively.

We expect interest expense in 2023 to decrease as compared with 2022 due to scheduled debt principal repayments which began on November 1, 2021.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2022 and 2021 (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$18,120	$18,400

Current assets	$21,817	$19,724
Current liabilities	11,852	5,870
Working capital	$9,965	$13,854

For the periods presented, operating losses have been funded primarily from outside sources of invested capital in our common stock. We believe that our cash and cash equivalents of $18.1 million at December 31, 2022 will enable us to fund our current and planned operations for at least the next twelve months and beyond from the date our financial statements were issued.

We have had, and we will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. Our inability to raise additional cash would have a material and adverse impact on operations and would cause us to default on our loan.

On September 19, 2022, we entered into the CPRIT Contract, pursuant to which CPRIT will provide us with the CPRIT Grant of $17.6 million subject to the terms of the CPRIT Contract, to fund approximately two-thirds of the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM.

On September 9, 2022, we entered into an Equity Distribution Agreement (the “September 2022 Distribution Agreement”) with Canaccord Genuity LLC ("Canaccord”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. Sales of our common stock may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. Canaccord will use its commercially reasonable efforts to sell common stock that we requested to be sold on our behalf, consistent with Canaccord's normal trading and sales practices, under the terms and subject to the conditions set forth in the September 2022 Distribution Agreement. We will pay Canaccord a commission of up to 3.0% of the gross sale of shares of common stock. We have no obligation to sell any of our common stock. We may instruct Canaccord not to sell any common stock if the sales cannot be effected at or above the price designated by us from time to time and we may at any time suspend sales pursuant to the September 2022 Distribution Agreement. During the period from September 9, 2022 to December 31, 2022, we issued 1,031,371 shares under the September 2022 Distribution Agreement for net proceeds of approximately $0.6 million. From January 1, 2023 to the date of filing of this Form 10-K, we issued 1,812,785 shares under the September 2022 Distribution Agreement for net proceeds of approximately $0.7 million.

On August 2, 2022, we entered into a purchase agreement (the “2022 Purchase Agreement”) and registration rights agreement pursuant to which Lincoln Park committed to purchase up to $50.0 million shares of our common stock. Under the terms and subject to the conditions of the 2022 Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million shares of our common stock, provided that we cannot sell more than 57.5 million shares pursuant to the 2022 Purchase Agreement. Sales of common stock by us are subject to certain limitations, and can occur from time to time, at our sole discretion, over the 36-month period commencing on August 17, 2022, subject to the satisfaction of certain conditions. Actual sales of shares of common stock to Lincoln Park under the 2022 Purchase Agreement depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and determinations by us as to the appropriate sources of funding for us and our operations. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, we paid $0.1 million in cash as an Initial Commitment Fee and issued 492,698 Commitment Shares to Lincoln Park in consideration for its commitment to purchase shares of our common stock at our direction under the Purchase Agreement.

On August 17, 2022, a registration statement was declared effective covering the resale of up to 9,500,000 shares of our common stock comprised of (i) the 492,698 Commitment Shares, and (ii) up to 9,007,302 shares that we have reserved for issuance and sale to Lincoln Park under the Purchase Agreement. An additional commitment fee equal to 2.5% of the remainder of the $50 million will be paid if and when we sell over $25.0 million of our common stock under the 2022 Purchase Agreement. The additional commitment fee may be paid in cash, common stock, or a combination thereof. We cannot sell more shares under the 2022 Purchase Agreement without registering additional shares.

During the period from August 17, 2022 to December 31, 2022, we issued 4,000,000 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. From January 1, 2023 to the date of filing of this Form 10-K, we did not issue any shares under the 2022 Purchase Agreement.

On January 14, 2022, we entered into an Equity Distribution Agreement (the “January 2022 Distribution Agreement”) with Canaccord, pursuant to which we could issue and sell, from time to time, shares of our common stock in “at the market” offerings, having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. During the year ended December 31, 2022, we issued 6,902,279 shares under the January 2022 Distribution Agreement for net proceeds of approximately $4.8 million. The January 2022 Distribution Agreement was terminated after all available registered shares were fully utilized.

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

On September 30, 2020, we entered into the 2020 Purchase Agreement and a registration rights agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $25.0 million of our common stock. During 2021, we issued 5,685,186 shares of our common stock under the 2020 Purchase Agreement for total proceeds of $12.5 million. During the year ended December 31, 2022, we issued 5,665,000 shares of common stock for net proceeds of approximately $7.0 million under the 2020 Purchase Agreement. The 2020 Purchase Agreement has been terminated.

We continue to seek additional capital through strategic transactions and other financing alternatives. Without additional capital, current working capital and cash generated from grants will not provide adequate funding for research and product development activities at their current levels. If sufficient capital is not raised in the future, we eventually may need to significantly reduce or curtail our research and development and other operations, and this would negatively affect our ability to achieve corporate growth goals. There may be continued market volatility due to the pandemic, downturn in the global economy, or other events, which could cause our stock price to decline. This in turn would likely negatively impact our ability to raise funds through equity-related financings.

Should we be unable in the future to raise additional cash from outside sources or if we are unable to do so in a timely manner or on commercially reasonable terms, it would have a material adverse impact on our operations.

Cash (used in) provided by operating, investing and financing activities for the years ended December 31, 2022 and 2021 is summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(12,972)	$(10,280)
Net cash used in investing activities	(759)	(82)
Net cash provided by financing activities	13,451	20,416
Net increase (decrease) in cash and cash equivalents	$(280)	$10,054

Material Cash Obligations

On September 19, 2022, we entered into the CPRIT Contract, effective as of August 31, 2022, pursuant to which we will continue the development of rhenium (186Re) obisbemeda for the treatment of patients with LM, with CPRIT providing matching funds for approximately two-thirds of the total development costs, subject to various funding conditions. The CPRIT contract is effective for three years, unless otherwise terminated per terms of the contract. CPRIT may require us to repay some or all of the disbursed CPRIT grant proceeds (with interest not to exceed 5% annually) in the event of the early termination of the CPRIT Contract.

We are also obligated to make ongoing payments against the remaining principal and interest payments of approximately $6.0 million in total under the Term Loan with Oxford through the maturity date of June 1, 2024 (See Note 5 of the accompanying financial statements for more information). In addition, as described in more detail in Note 7 of the accompanying financial statements, we are obligated to make operating lease payments for our office and laboratory space and we may be required to make payments under certain of our other contractual agreements.

Operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $13.0 million compared to $10.3 million in the same period of 2021. Overall, our operational cash use increased during the year ended December 31, 2022 as compared to the same period in 2021, due primarily to increased expenditures for our research and development activities.

Investing activities

Net cash used in investing activities for year ended December 31, 2022 was primarily related to cash payments of $0.5 million made for purchases of fixed assets and intangible assets, and $0.3 million paid for in-process research and development. Net cash used in investing activities for the year ended December 31, 2021 was related to purchases of fixed assets of $0.1 million, offset by proceeds of $0.1 million from sale of property and equipment.

On August 15, 2022, we announced that our Board of Directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $2.0 million of our outstanding common stock. The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases may be made from time to time on the open market over the course of 12 months. We are not obligated to acquire any shares and the program may be discontinued or suspended at any time. Through the date of filing of this Form 10-K, we have not repurchased any of its common stock under this share repurchase program.

Financing Activities

Net cash provided by financing activities for year ended December 31, 2022 was primarily related to sales of common stock of $15.1 million, net of offering cost through the Purchase Agreements with Lincoln Park and the Distribution Agreements with Canaccord, offset by principal repayment of the Oxford term loan of $1.6 million.

Net cash provided by financing activities for year ended December 31, 2021 was primarily related to sales of common stock of $18.7 million, net of offering cost through the 2020 Purchase Agreement with Lincoln Park and the Distribution Agreement with Canaccord, as well as $2.0 million from exercise of warrants, offset by principal repayment of the Oxford term loan of $0.3 million.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses, and that affect our recognition and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairment assessment of our grants and awards, indefinite lived intangible assets, and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Grants and Awards

We determined that grants and awards are out of the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is no transfer of control of goods or services. With respect to each grant or award, we determine if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). To the extent the grant or award is within the scope of ASC 808, we recognize the award upon achievement of certain milestones as credits to research and development expenses. For grant and awards outside the scope of ASC 808, we apply ASC 606 or International Accounting Standards No. 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when we incur expenses related to the grants for the amount we are entitled to under the provisions of the contract.

We also consider the guidance in ASC Topic 730, Research and Development (“ASC 730”), which requires an assessment, at the inception of the grant or award, of whether the agreement is a liability. If we are obligated to repay funds received regardless of the outcome of the related research and development activities, then we are required to estimate and recognize that liability. Alternatively, if we are not required to repay the funds, then payments received are recorded as revenue or contra-expense as the expenses are incurred.

Deferred grant or award liability represents award funds received or receivable for which the allowable expenses have not yet been incurred as of the balance sheet date.

Impairment of Goodwill

We perform our goodwill impairment analysis at the reporting unit level. For the years ended December 31, 2022 and 2021, our company has one reporting unit. We perform our annual impairment analysis by either doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing a reporting unit’s estimated fair value to its carrying amount. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Our market capitalization is also considered as a part of this analysis.

In accordance with our accounting policy, we completed the annual evaluation for impairment of goodwill as of December 31, 2022 using the qualitative method and determined that no impairment existed.

Share-based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on an accelerated attribution method over the requisite service period. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on an analysis of the historical volatility of our common stock. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the U.S. Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Plus Therapeutics, Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Plus Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Austin, Texas

February 23, 2023

PLUS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and par value data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$18,120	$18,400
Other current assets	3,697	1,324
Total current assets	21,817	19,724

Property and equipment, net	1,324	1,477
Operating lease right-use-of assets	248	341
Goodwill	372	372
Intangible assets, net	94	51
Other assets	12	16
Total assets	$23,867	$21,981
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,134	$4,151
Operating lease liability	110	111
Term loan obligation, current	1,608	1,608
Total current liabilities	11,852	5,870

Noncurrent operating lease liability	141	269
Term loan obligation	3,786	5,005
Deferred grant liability	1,643	—
Warrant liability	—	1
Total liabilities	17,422	11,145

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,601,373 and 15,510,025 shares issued and outstanding as of December 31, 2022 and 2021, respectively	34	16
Additional paid-in capital	473,596	457,730
Accumulated deficit	(467,185)	(446,910)
Total stockholders’ equity	6,445	10,836
Total liabilities and stockholders’ equity	$23,867	$21,981

See Accompanying Notes to these Financial Statements

PLUS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2022	2021
Grant revenue	$224	$—

Operating expenses:
Research and development	9,698	5,323
In process research and development acquired	—	250
General and administrative	10,238	6,853
Loss on disposal of property and equipment	—	66
Total operating expenses	19,936	12,492
Operating loss	(19,712)	(12,492)

Other income (expense):
Interest income	147	19
Interest expense	(711)	(932)
Change in fair value of liability instruments	1	6
Total other expense	(563)	(907)
Net loss	$(20,275)	$(13,399)

Net loss per share, basic and diluted	$(0.77)	$(1.11)

Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	26,255,256	12,089,186

See Accompanying Notes to these Financial Statements

PLUS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED December 31, 2022 and 2021

(in thousands, except share data)

	Convertible				Additional		Total
	preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	1,954	$—	6,749,028	$7	$436,535	$(433,511)	$3,031
Share-based compensation	—	—	—	—	606	—	606
Sale of common stock, net	—	—	7,864,379	8	18,573	—	18,581
Issuance of common stock for exercise of warrants	—	—	896,500	1	2,016	—	2,017
Conversion of Series B convertible preferred stock into common stock	(2)	—	118	—	—	—	—
Net loss	—	—	—	—	—	(13,399)	(13,399)
Balance at December 31, 2021	1,952	—	15,510,025	16	457,730	(446,910)	10,836
Share-based compensation	—	—	—	—	606	—	606
Sale of common stock, net	—	—	18,091,348	18	15,260	—	15,278
Net loss	—	—	—	—	—	(20,275)	(20,275)
Balance at December 31, 2022	1,952	$—	33,601,373	$34	$473,596	$(467,185)	$6,445

See Accompanying Notes to these Financial Statements

PLUS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(20,275)	$(13,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	619	395
Amortization of deferred financing costs and debt discount	389	546
In process research and development acquired	—	250
Change in fair value of liability instruments	(1)	(6)
Loss on disposal of property and equipment	—	66
Share-based compensation expense	606	606
Amortization of operating lease right-of-use assets	93	24
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Other current assets	(2,369)	(496)
Accounts payable and accrued expenses	6,452	1,734
Change in operating lease liabilities	(129)	—
Other long-term liabilities	1,643	—
Net cash used in operating activities	(12,972)	(10,280)

Cash flows used in investing activities:
Purchases of property and equipment and intangible assets	(509)	(144)
In process research and development acquired	(250)	—
Proceeds from sale of property and equipment	—	62
Net cash used in investing activities	(759)	(82)

Cash flows from financing activities:
Principal payments of long-term obligations	(1,608)	(268)
Payment of finance lease liability	—	(8)
Proceeds from exercise of warrants	—	2,017
Proceeds from sale of common stock	15,059	18,675
Net cash provided by financing activities	13,451	20,416
Net increase (decrease) in cash and cash equivalents	(280)	10,054
Cash and cash equivalents at beginning of period	18,400	8,346
Cash and cash equivalents at end of period	$18,120	$18,400

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$327	$388
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$—	$219

See Accompanying Notes to these Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022

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

Liquidity

The Company incurred net losses of $20.3 million for the year ended December 31, 2022, and as of December 31, 2022, the Company had an accumulated deficit of $467.2 million and cash and cash equivalents of $18.1 million. Additionally, the Company used net cash of $13.0 million to fund its operating activities for the year ended December 31, 2022. The Company expects that its research and development expenditures will increase in absolute dollars in 2023 and beyond.

As disclosed in more detail in Note 12, the Company has entered into various financing agreements and raised capital by issuing its common stock. The Company believes its current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the date these financial statements are issued.

The Company continues to seek additional capital through strategic transactions and from other financing alternatives. If sufficient capital is not raised in the future, the Company may eventually need to significantly reduce or curtail its research and development and other operations, and this would negatively affect its ability to achieve corporate growth goals.

On May 24, 2022, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

Nasdaq’s notice had no immediate effect on the listing or trading of the Company’s common stock. On November 22, 2022, the Company received a second letter from Nasdaq advising that the Company had been granted an additional 180 calendar days, or to May 22, 2023, to regain compliance with the Minimum Bid Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

The Company intends to continue to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. Specifically, the Company has confirmed to Nasdaq that, if necessary, it will implement a reverse stock split of its outstanding common stock (if approved by the Company’s stockholders) to attempt to regain compliance. If the Company does not regain compliance within the additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180-day additional compliance period or maintain compliance with the other Nasdaq listing requirements.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and critical accounting policies involve grant revenue recognition, reviewing assets for impairment, and determining the assumptions used in measuring share-based compensation expense.

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

Cash and cash equivalents include cash in readily available checking and savings accounts. The Company held no investments as of December 31, 2022 and 2021. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.

Financial Instruments

Financial instruments include cash equivalents, other current assets, accounts payable, accrued expenses, other liabilities and long-term debt. The carrying values of cash equivalents, other current assets, accounts payable, accrued expenses, other liabilities generally approximate fair value due to the short-term nature of these instruments. Based on level 3 inputs and the borrowing rates currently available for loans with similar terms, the Company believes the fair value of the long-term debt is materially consistent with its carrying value.

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

The Company performs its impairment test annually during the fourth quarter by comparing the Company’s estimated fair value, calculated from the Company’s market capitalization, to its carrying amount. The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. The Company completed its most recent annual evaluation for impairment as of December 31, 2022 and determined that no impairment existed.

Warrant Liability

Warrants are accounted for in accordance with the applicable authoritative accounting guidance as either liabilities or as equity instruments depending on the specific terms of the agreements. Liability-classified instruments are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of warrant liabilities in the statements of operations and comprehensive loss.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2022 and 2021, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

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

Segment Information

For the years ended December 31, 2022 and 2021, the Company is managed as a single operating segment, and therefore reports its results in one operating segment.

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

The Company excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021, as their inclusion would be antidilutive.

Concentration Risk

Although the Company’s contracts with its vendors are not exclusive, the Company currently uses sole source providers for core materials used in its clinical trials.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -- Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption is permitted. The Company will adopt the new guidance for the quarter beginning on January 1, 2023, and it does not expect that adoption of this standard will have a material impact on its financial statements and related disclosures.

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

Liability-classified Series U Warrants are marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations. As of December 31, 2022 and 2021, the fair value of the Series U Warrants was immaterial, and the change in the fair value of liability classified Series U Warrants during year ended December 31, 2022 and 2021 was immaterial.

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

4. Loss per Share

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	For the Year Ended December 31,
	2022	2021
Outstanding stock options	1,175,016	1,170,890
Preferred stock	422,867	422,867
Outstanding warrants	2,141,378	2,141,378
Total	3,739,261	3,735,135

5. Composition of Certain Financial Statement Captions

Other Current Assets

As of December 31, 2022 and 2021, other current assets were comprised of the following (in thousands):

	December 31,
	2022	2021
Prepaid services	$2,999	$622
Prepaid insurance	698	695
Other	—	7
	$3,697	$1,324

Property and Equipment, net

As of December 31, 2022 and 2021, property and equipment, net, were comprised of the following (in thousands):

	December 31,
	2022	2021
Office and computer equipment	$1,474	$1,231
Leasehold improvements	1,810	1,661
	3,284	2,892
Less accumulated depreciation	(1,960)	(1,415)
	$1,324	$1,477

Depreciation expense totaled $0.5 million and $0.4 million for the year ended December 31, 2022 and 2021, respectively.

Intangible Assets, net

As of December 31, 2022, intangible assets included the net book value of costs incurred for software upgrades. Amortization expenses totaled $0.1 million and $32 thousand for the year ended December 31, 2022 and 2021, respectively.

Accounts Payable and Accrued Expenses

As of December 31, 2022 and 2021, accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2022	2021
Accounts payable	$8,364	$2,611
Accrued payroll and bonus	989	781
Accrued professional fees	147	189
Accrued vacation and compensation	325	252
Accrued R&D studies	309	196
Other current liabilities	—	122
	$10,134	$4,151

6. Commitments and Contingencies

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

The Company records lease liabilities within current liabilities or long-term liabilities based upon the length of time associated with the lease payments. The Company records its operating lease right-of-use assets as long-term assets. Right-of-use assets for finance leases are recorded within property and equipment, net in the balance sheets. Leases with an initial term of 12 months or less are not recorded on the balance sheets. Instead, the Company recognizes lease expense for these leases on a straight-line basis over the lease term in the statements of operations.

The Company leases laboratory, office and storage facilities in San Antonio, Texas, under operating lease agreements that expire in 2025. The Company also leases certain office space in Austin, Texas under a month-to-month operating lease agreement and certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease has a term of 12 months and the Company has the ability to renew for three additional one-year periods. The Charlottesville Lease is currently set to expire on March 31, 2023. The Company measured the operating lease right-of-use asset and related lease liability related to the Charlottesville Lease as of the lease commencement date of April 1, 2021. In addition, the Company has entered into leases for certain equipment under various operating and finance leases. During 2021, contractual terms of all finance leases had expired and the Company did not have any right-of-use assets or lease liabilities relating to finance leases as of December 31, 2022 or 2021. The Company’s existing operating lease agreements generally provide for periodic rent increases, and renewal and termination options. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants.

Certain leases require the Company to pay taxes, insurance, and maintenance. Payments for the transfer of goods or services such as common area maintenance and utilities represent non-lease components. The Company elected the package of practical expedients and therefore does not separate non-lease components from lease components.

The Company’s operating lease liabilities and corresponding right-of-use assets are included in the balance sheets. As of December 31, 2022, the weighted average discount rate used to measure operating lease liabilities and the operating leases remaining term were 9% and 2.03 years, respectively.

The table below summarizes the Company’s lease costs from its statements of operations, and cash payments from its statements of cash flows.

	Year Ended December 31,
	2022	2021
Lease expense:
Operating lease expense	$159	$211
Finance lease expense:
Depreciation of right-of-use assets	—	7
Total lease expense	$159	$218

Cash payment information:
Operating cash used for operating leases	$159	$206
Financing cash used for financing leases	—	8
Total cash paid for amounts included in the measurement of lease liabilities	$159	$214

Total rent expenses for each of the years ended December 31, 2022 and 2021 was $0.2 million, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating and finance leases at December 31, 2022 are as follows (in thousands):

Operating Leases
2023	137
2024	113
2025	18
Total minimum lease payments	$268
Less: amount representing interest	(17)
Present value of obligations under leases	251
Less: current portion	(110)
Noncurrent lease obligations	$141

Services Agreement and Sales Order with Medidata

On March 31, 2022, the Company and Medidata Solutions, Inc. (“Medidata”) entered into a Sales Order (the “Sales Order”), pursuant to which Medidata will build a Synthetic Control Arm® (SCA) platform that facilitates the use of historical clinical data to incorporate into the Company’s Phase 2 clinical trial of rhenium (186Re) obisbemeda in recurrent glioblastoma (“GBM”). The Sales Order is governed under the terms of a services agreement (the “Services Agreement”), dated November 5, 2021. The Sales Order had a term of six (6) months, and work under the Sales Order has been completed. Costs related to the Sales Order of $1.5 million were expensed in the statement of operations for the year ended December 31, 2022.

Piramal Master Services Agreement

On January 8, 2021, the Company entered into a Master Services Agreement (the “MSA”) with Piramal Pharma Solutions, Inc. (“Piramal”), for Piramal to perform certain services related to the development, manufacture, and supply of the Company’s rhenium (186Re) obisbemeda-Liposome Intermediate Drug Product. The MSA includes the transfer of analytical methods, development of microbiological methods, process transfer and optimization, intermediate drug product manufacturing, and stability studies for the Company, which has been initiated at Piramal’s facility located in Lexington, Kentucky.

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

Other Commitments and Contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of December 31, 2022, the Company did not have any clinical research study obligations.

Legal proceedings

On June 22, 2021, the Company was named as a defendant in an action brought by Lorem Vascular, Pte. Ltd. (“Lorem”) in the District Court for the District of Delaware. The complaint alleged false representations were made to Lorem regarding the manufacturing facility in the United Kingdom (the “UK Facility”) that Lorem purchased from the Company under the Asset and Equity Purchase Agreement, dated March 29, 2019, between the Company and Lorem (the “Lorem Agreement”). Lorem also claimed that false representations were made regarding the UK Facility’s certification to sell and distribute devices in the European Union and export such devices to China. In connection with these allegations, Lorem claimed entitlement to at least $6,000,000 in compensatory damages and operational costs and expenses (collectively, the “Lorem Claim”). On December 9, 2022, the Company entered into a settlement agreement (the “Settlement Agreement”) with Lorem to settle the Lorem Claim. Under the terms of the Settlement Agreement, the Company made a payment to Lorem, and Lorem moved to dismiss the lawsuit with prejudice. The Settlement Agreement released us from all claims made by Lorem. The parties to the Settlement Agreement recognized that it did not constitute an admission of liability, wrongdoing, or any matter of fact or law. The Settlement was conditioned on the customary terms contained in the Settlement Agreement and was approved by the Court and the case was dismissed on January 17, 2023. As of December 31, 2022, the Company accrued the settlement amount, as well as the accounts that the Company has confirmed to be recoverable under its insurance claims on the matter. The net amount of $1.4 million that was not recoverable under the Company's insurance has been reflected as an expense in the year ended December 31, 2022. The full settlement amount was paid in January 2023. All legal costs related to the Lorem Claim were expensed as incurred.

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

7. License Agreements

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

Pursuant to the UTHSA License Agreement, the Company was required to make an upfront payment, which was recorded as in-process research and development acquired in the statement of operations for the year ended December 31, 2021. The upfront payment of $0.3 million was paid in cash in January 2022.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from the Cancer Prevention & Research Institute of Texas ("CPRIT"). As of December 31, 2022, the Company accrued $0.3 million of payments due to NanoTx as a result of the CPRIT grant received (Note 9).

8.
Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which Oxford Finance, LLC (“Oxford”) funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrues interest at a floating rate of at least 8.95% per annum, comprised of a three-month LIBOR rate with a floor of 1.00% plus 7.95%. Pursuant to the Loan and Security Agreement, as amended, the Company was required to make interest only payments through May 1, 2021 and thereafter it is required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2024, the maturity date. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment in an aggregate amount equal to approximately $3.2 million. In connection with the Term Loan, on May 29, 2015, the Company issued to Oxford warrants to purchase an aggregate of 188 shares of the Company’s common stock at an exercise price of $5,175 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and their respective fair value was recorded as a discount to the debt.

The Term Loan is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended. The intellectual property asset collateral will be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3 million. As of December 31, 2022, there was $2.4 million principal amount outstanding under the Term Loan, excluding the $3.2 million final payment fee, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the years ended December 31, 2022 and 2021 was $0.7 million and $0.9 million, respectively. Interest expense is calculated using the effective interest method; therefore it is inclusive of non-cash amortization in the amount of $0.4 million and $0.5 million for the year ended December 31, 2022 and 2021, respectively, related to the amortization of the debt discount, deferred financing costs, and accretion of final payment.

The Loan and Security Agreement contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of December 31, 2022, the Company has not received any notification or indication from Oxford to invoke the material adverse change clause.

Additional details relating to the outstanding Term Loan as of December 31, 2022 and 2021 are presented in the following table (in thousands):

Year ended December 31, 2022
Origination Date	Original Loan Amount	Interest Rate*	Current Monthly Payment**	Amended expiration date	Remaining Principal (Face Value)
May 2015	$17,700	8.95%	$134	June 1, 2024	$2,412

Year ended December 31, 2021
Origination Date	Original Loan Amount	Interest Rate*	Current Monthly Payment**	Amended expiration date	Remaining Principal (Face Value)
May 2015	$17,700	8.95%	$134	June 1, 2024	$4,021

* Three month LIBOR rate with a floor of 1% plus 7.95%

** Monthly payment reflects principal and interest

As of December 31, 2022, the future contractual principal and final fee payments on all of our debt obligations are as follows (as thousands):

Years Ending December 31,
2023	$1,608
2024	3,996
Total	$5,604

Reconciliation of Face Value to Book Value as of December 31, 2022
Total debt obligations, including final payment fee (Face Value)	$5,604
Less: Debt discount	(210)
Total obligation	5,394
Less: Current portion	(1,608)
Term loan obligation -- noncurrent	$3,786

9. Grant Revenue

On September 19, 2022, the Company entered into the CPRIT Contract, effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide the Company a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with leptomeningeal metastases (“LM”). The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

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

The Company determined that the CPRIT Contract is not in the scope of ASC 808 or ASC 606. Applying ASC 606 by analogy, the Company recognizes proceeds received under the CPRIT Contract as grant revenue on the statement of operations when related costs are incurred. The Company recognized $0.2 million in grant revenue from the CPRIT Contract during the year ended December 31, 2022.

10. Income Taxes

Pursuant to the Internal Revenue Code (“IRC”) of 1986, as amended, specifically IRC §382 ("Section 382") and IRC §383, the Company’s ability to use net operating loss ("NOLs") and R&D tax credit carry forwards (“tax attribute carry forwards”) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. In preparation of the financial statements as of and for the year ended December 31, 2022, the Company performed an ownership change analysis and concluded that it was probable that an ownership change within the meaning of IRC §382 occurred prior to December 31, 2020.

As a result, the Company has determined that approximately $346.8 million for federal NOL carryforwards and $173.0 million for state NOL carryforwards were subject to limitation. Consequently, approximately $84.9 million of deferred tax assets related to NOL carryforwards were eliminated. In addition, deferred tax assets related to federal and state research and development credits of approximately $6.0 million and $5.5 million were eliminated, resulting in a total reduction of deferred tax assets of $8.4 million, which was completely offset by a corresponding adjustment to the Company's valuation allowance. The deferred tax assets relating to net operating loss carryforwards and income tax credit carryforwards and the related valuation allowance as of December 31, 2021 reflected in the table below have been adjusted to give effect to this. These revisions had no impact on the Company’s balance sheet, statement of operations or statement of cash flows.

The Company's use of federal and state NOLs and research credits could be limited further by the provisions of Section 382 depending upon the timing and amount of additional equity securities that the Company has issued or will issue. State NOL carryforwards may be similarly limited. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact the Company's effective tax rate.

The Company has recorded a full valuation allowance against its net deferred tax assets and due to our net losses for the years ended December 31, 2022 and 2021, there was no provision or benefit for income taxes recorded.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rates of 21% for the years ended December 31, 2022 and 2021, respectively, is as follows:

	2022	2021
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Change in valuation allowance	22.5%	(699.5)%
Income tax expense (benefit) at state statutory rate	(0.2)%	(0.6)%
Share based compensation	0.9%	0.7%
NOLs expiring and adjustments to NOL	0.5%	720.7%
Research credit	(2.5)%	(0.8)%
Return to provision	(0.1)%	0.5%
Change in state rate	(0.1)%	—
	0.0%	(0.0)%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Accrued expenses	$262	$41
Share based compensation	107	164
Net operating loss carryforwards	12,605	10,404
Income tax credit carryforwards	956	447
Property and equipment, principally due to differences in depreciation	89	19
Intangible assets	2,073	451
Other, net	53	82
	16,145	11,608
Valuation allowance	(16,092)	(11,534)
Total deferred tax assets, net of allowance	53	74
Deferred tax liabilities:
Other	(53)	(74)
Total deferred tax liability	(53)	(74)
Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $16.1 million as of December 31, 2022 as it does not believe it is more likely than not our net deferred tax assets will be realized. The Company increased its valuation allowance by approximately $4.6 million during the year ended December 31, 2022.

At December 31, 2022, the Company had federal and state tax loss carry forwards of approximately $59.6 million, and $1.8 million, respectively. The federal net operating loss carry forwards begin to expire in 2037, if unused. The state net operating loss carries over indefinitely. The federal net operating loss carryover includes $56.2 million of net operating losses generated after 2017. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2022, the Company had federal tax credit carry forwards of approximately $1.2 million, before reduction for uncertain tax positions. The federal credits will begin to expire in 2039, if unused.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company has not recognized any liability for uncertain tax positions as of December 31, 2022 and 2021.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Unrecognized Tax Benefits – Beginning	$81	$2,223
Gross decreases – tax positions in prior period	(1)	(2,211)
Gross increase – current-period tax positions	129	69
Unrecognized Tax Benefits – Ending	$209	$81

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

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses for the year ended December 31, 2022.

The Company files income tax returns with the United States and various state jurisdictions. To its knowledge, the Company is currently not under examination by the Internal Revenue Service or any other taxing authority.

With few exceptions, the Company’s tax years prior to 2019 are no longer open to examination by the taxing authority. While not open to examination, the tax attributes generated in tax years 2017 and forward remain subject to adjustment by the taxing authorities if utilized in tax years which are still open to examination.

11. Employee Benefit Plan

The Company implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. During 2022, the Company commenced safe harbor matching contribution for up to 4% of eligible employee contributions. Total matching contribution under the Plan amounted to approximately $100,000 and $40,000 for the year ended December 31, 2022 and 2021, respectively.

12. Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders. On September 21, 2021, Series A 3.6% Convertible Preferred Stock was eliminated. There were no shares of Series A 3.6% Convertible Preferred Stock issued prior to September 21, 2021. There were 1,014 shares of Series B Convertible Preferred Stock and 938 shares of Series C Preferred Stock outstanding as of each of December 31, 2022 and 2021, respectively.

As of December 31, 2022, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 416,889 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 5,978 shares of common stock.

Warrants

On September 25, 2019, the Company completed an underwritten public offering. The Company issued 289,000 shares of its common stock, along with pre-funded warrants to purchase 2,711,000 shares of its common stock and Series U Warrants to purchase 3,450,000 shares of its common stock at $5.00 per share. The Series U Warrants have a term of five years from the issuance date. In addition, the Company issued warrants to H.C. Wainwright & Co., LLC, as representatives of the underwriters, to purchase 75,000 shares of its common stock at $6.25 per share with a term of five years from the issuance date, in the form of Series U Warrants (the “Representative Warrants”).

As of December 31, 2022, there were 2,141,000 outstanding Series U Warrants which can be exercised into an aggregate of 2,141,000 shares of common stock.

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

Upon execution of the 2022 Purchase Agreement, the Company paid $0.1 million in cash as the initial commitment fee, and issued 492,698 shares as the initial commitment shares, to Lincoln Park as consideration for its irrevocable commitment to purchase shares of the Company's common stock at its direction under the Purchase Agreement. The Company has agreed to pay an additional commitment fee, which it may elect to pay in cash and/or shares of its common stock, upon receipt of $25.0 million aggregate gross proceeds from sales of common stock to Lincoln Park under the 2022 Purchase Agreement.

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

During the period from August 17, 2022 to December 31, 2022, the Company issued 4,000,000 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. From January 1, 2023 to the date of filing of these financial statements, the Company did not issue any shares under the 2022 Purchase Agreement.

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

During the year ended December 31, 2021, the Company issued 5,685,186 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $12.5 million. During the year issued December 31, 2022, the Company issued 5,665,000 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $7.0 million. The Company no longer has any additional shares of common stock registered to sell under the 2020 Purchase Agreement.

At-the-market Issuances

On September 9, 2022, the Company entered into an Equity Distribution Agreement (the “September 2022 Distribution Agreement”) with Canaccord Genuity LLC ("Canaccord”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. Sales of the Company's common stock may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. Canaccord will use its commercially reasonable efforts to sell common stock requested by the Company to be sold on its behalf, consistent with Canaccord's normal trading and sales practices, under the terms and subject to the conditions set forth in the September 2022 Distribution Agreement. The Company has no obligation to sell any of its common stock. The Company may instruct Canaccord not to sell any common stock if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the September 2022 Distribution Agreement. During the period from September 9, 2022 to December 31, 2022, the Company issued 1,031,371 shares under the September 2022 Distribution Agreement for net proceeds of approximately $0.6 million. From January1, 2023 to the date of filing of this Form 10-K, the Company issued 1,812,785 shares under the September 2022 Distribution Agreement for net proceeds of approximately $0.7 million.

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

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “January 2022 Distribution Agreement”) with Canaccord, pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000 shares, with Canaccord acting as an agent for sales. The Company had no obligation to sell any of the Company’s shares and it could instruct Canaccord not to sell any shares if the sales could not be effected at or above the price designated by the Company from time to time and the Company could at any time suspend sales pursuant to the January 2022 Distribution Agreement. During the year ended December 31, 2022, the Company issued 6,902,279 shares under the January 2022 Distribution Agreement for net proceeds of approximately $4.8 million. The January 2022 Distribution Agreement has been terminated after all available registered shares were fully utilized.

Share Repurchase Program

On August 15, 2022, the Company announced that its Board of Directors has approved a share repurchase program pursuant to which the Company is authorized to repurchase up to $2.0 million of the Company’s outstanding common stock. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors, including consent of Oxford. Repurchases may be made from time to time on the open market over the course of 12 months. The Company is not obligated to acquire any shares and the program may be discontinued or suspended at any time. Through the date of filing of this Form 10-K, the Company has not repurchased any of its common stock under this share repurchase program.

13.
Share-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of December 31, 2022, there were 90,389 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 3,550,000 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of December 31, 2022, there were 2,635,717 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the year ended December 31, 2022 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	1,170,890	$5.01	9.00
Granted	13,000	$0.53
Cancelled/forfeited	(8,874)	$60.08
Balance as of December 31, 2022	1,175,016	$4.54	8.00	$-
Vested and expected to vest at December 31, 2022	1,135,664	$4.57	8.00	$-
Exercisable at December 31, 2022	671,892	$6.11	7.84	$-

The Company settles exercises of stock options with newly issued shares of its common stock. There were no stock options exercised in 2022 or 2021.

The fair value of each option awarded during the years ended December 31, 2022 and 2021 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	December 31, 2022	December 31, 2021
Expected term	6.0 years	6.0 years
Risk-free interest rate	2.83%	1.00%
Expected volatility	123.4%	127.0%
Dividends	0%	0%
Resulting fair value	$0.47	$2.23

The weighted average risk-free interest rate represents the interest rate for treasury constant maturity instruments published by the Federal Reserve Board. If the term of available treasury constant maturity instruments is not equal to the expected term of an employee option, the Company uses the weighted average of the two Federal Reserve securities closest to the expected term of the employee option.

The dividend yield has been assumed to be zero as the Company (a) has never declared or paid any dividends and (b) does not currently anticipate paying any cash dividends on its outstanding shares of common stock in the foreseeable future.

The following table summarizes share-based compensation recognized during the years ended December 31, 2022 and 2021 in the statement of operations and comprehensive loss:

	Years ended December 31,
	2022	2021
Research and development	$87	$75
General and administrative	519	531
Total share-based compensation	$606	$606

As of December 31, 2021, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.9 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.2 years.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this Annual Report on Form 10-K based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022 based on the COSO criteria.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

(c)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Election of Directors – Directors and Nominees,” “Executive Officers,” “Certain Relationships and Related Transactions – Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Corporate Governance – Board Committees” in our definitive proxy statement to be filed with the SEC, in connection with our 2022 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated in this report by reference.

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

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/10/2016
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/23/2018
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	07/29/2019
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	08/06/2019
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	11/28/2017
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	07/25/2018
3.8	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	09/21/2021
4.1	Description of Securities.		10-K	001-34375 Exhibit 4.1	03/30/2020
4.2	Form of Common Stock Certificate.		10-K	001-34375 Exhibit 4.33	03/09/2018
4.3	Form of Series U Warrant.		S-1/A	333-229485 Exhibit 4.37	09/16/2019
4.4	Form of Warrant Amendment Agreement.		8-K	011-34375 Exhibit 4.1	04/23/2020
4.5	Form of Underwriters’ Warrant Amendment Agreement.		8-K	011-34375 Exhibit 4.1	10/05/2020
10.1+	Patent and Know-How License Agreement, dated March 29, 2020, by and between Plus Therapeutics, Inc. and NanoTx, Corp.		8-K	011-34375 Exhibit 10.1	3/30/2020
10.2+	Patent & Technology License Agreement, dated December 31, 2021, between Plus Therapeutics, Inc. and the University of Texas Health Science Center at San Antonio.		10-K	011-34375 Exhibit 10.2	2/24/2022
10.3	Distribution Agreement, dated September 9, 2022, by and between Plus Therapeutics, Inc. and Canaccord Genuity LLC.		8-K	011-34375 Exhibit 1.1	09/09/2022
10.4	Purchase Agreement between Lincoln Park Capital Fund, LLC and Plus Therapeutics, Inc., dated August 2, 2022.		8-K	011-34375 Exhibit 10.1	08/08/2022
10.5	Registration Rights Agreement between Plus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated August 2, 2022.		8-K	001-34375 Exhibit 10.2	08/08/2022
10.6	Loan and Security Agreement, dated May 29, 2015, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.		10-Q	001-34375 Exhibit 10.4	08/10/2015
10.7	First Amendment to Loan and Security Agreement, dated September 20, 2017, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.		S-1/A	333-219967 Exhibit 10.45	10/03/2017

10.8	Second Amendment to Loan and Security Agreement, dated June 19, 2018, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-Q	001-34375 Exhibit 10.3	08/14/2018
10.9	Third Amendment to Loan and Security Agreement, dated August 31, 2018, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	S-1	333-227485 Exhibit 10.51	09/21/2018
10.10	Fourth Amendment to Loan and Security Agreement, dated December 31, 2018, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	S-1	333-229485 Exhibit 10.52	02/01/2019
10.11	Fifth Amendment to Loan and Security Agreement, dated February 13, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-K	001-34375 Exhibit 10.55	03/29/2019
10.12	Sixth Amendment to Loan and Security Agreement, dated March 4, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-K	001-34375 Exhibit 10.56	03/29/2019
10.13	Seventh Amendment to Loan and Security Agreement, dated April 24, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-Q	001-34375 Exhibit 10.3	05/14/2019
10.14	Eight Amendment to Loan and Security Agreement, dated July 15, 2019, by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	10-Q	001-34375 Exhibit 10.2	08/15/2019
10.15+	Ninth Amendment to Loan and Security Agreement, dated March 29, 2020 by and between Plus Therapeutics, Inc. and Oxford Finance, LLC.	8-K	011-34375 Exhibit 10.2	3/30/2020
10.16#	Amended and Restated Employment Agreement between Marc Hedrick and Plus Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.6	5/16/2020
10.17#	Amended and Restated Employment Agreement between Andrew Sims and Plus Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.7	5/16/2020
10.18#	Employment Agreement, dated December 8, 2021, by and between Plus Therapeutics, Inc. and Normal LaFrance	8-K	001-34375 Exhibit 10.1	09/13/2021
10.19#	2015 New Employee Incentive Plan.	8-K	001-34375 Exhibit 10.1	01/05/2016
10.20#	First Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated Jan. 26, 2017.	10-K	001-34375 Exhibit 10.42	03/24/2017
10.21#	Second Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated February 6, 2020.	10-K	001-34375 Exhibit 10.25	03/30/2020
10.22#	Form of Notice of Grant of Stock Option under the 2015 New Employee Incentive Plan.	S-8	333-210211 Exhibit 99.5	03/15/2016
10.23#	Form of Stock Option Agreement under the 2015 New Employee Incentive Plan.	S-8	333-210211 Exhibit 99.4	03/15/2016
10.24#	Plus Therapeutics, Inc. 2020 Stock Incentive Plan, as amended and restated.	8-K	001-34375 Exhibit 10.1	05/17/2021
10.25#	Form of Notice of Grant and Stock Option Agreement under the 2020 Stock Incentive Plan.	10-K	001-34375 Exhibit 10.26	02/24/2022
10.26+	Master Services Agreement between Piramal Pharma Solutions, Inc. and Plus Therapeutics, Inc.	10-K	001-334275 Exhibit 10.24	02/22/2021
10.27#	Form of Indemnification Agreement.	8-K	001-34375 Exhibit 10.1	02/06/2020
10.28#	Form of Agreement for Acceleration and/or Severance.	10-K	001-34375 Exhibit 10.113	03/11/2016

10.29	Medidata Services Agreement and Statement of Work.		10-Q	001-34375 Exhibit 10.1	04/21/2022
10.30	Cancer Research Grant Contract, effective August 31, 2022, by and between the Cancer Prevention and Research Institute of Texas and Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 10.1	09/22/2022
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (see signature page).	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Schema Document	X
101.CAL	Inline XBRL Calculation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
101.LAB	Inline XBRL Label Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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
February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard J. Hawkins	Chairman of the Board	February 23, 2023
Richard J. Hawkins

/s/ Marc H. Hedrick, MD	President & Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Marc H. Hedrick, MD

/s/ Andrew Sims	Chief Financial Officer and VP of Finance (Principal Financial and Accounting Officer)	February 23, 2023
Andrew Sims

/s/ An van Es-Johansson, MD	Director	February 23, 2023
An van Es-Johansson, MD

/s/ Greg Petersen	Director	February 23, 2023
Greg Petersen

/s/ Howard Clowes	Director	February 23, 2023
Howard Clowes

/s/ Robert Lenk	Director	February 23, 2023
Robert Lenk