Form 10-Q
period 2023-06-30
PLUS THERAPEUTICS, INC.
filed 2023-08-14
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023 , there were 2,879,620 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,895	$18,120
Grant receivable	718	—
Other current assets	751	3,697
Total current assets	12,364	21,817

Property and equipment, net	1,143	1,324
Operating lease right-of-use assets	242	248
Goodwill	372	372
Intangible assets, net	64	94
Other assets	12	12
Total assets	$14,197	$23,867
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,580	$10,134
Operating lease liability	110	110
Term loan obligation	4,709	1,608
Total current liabilities	11,399	11,852

Term loan obligation	—	3,786
Noncurrent operating lease liability	136	141
Deferred grant liability	—	1,643
Total liabilities	11,535	17,422

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,879,620 and 2,240,092 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	476,131	473,628
Accumulated deficit	(473,472)	(467,185)
Total stockholders’ equity	2,662	6,445
Total liabilities and stockholders’ equity	$14,197	$23,867

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Development revenues:
Government contracts and other	$1,854	$—	$2,360	$—
Operating expenses:
Research and development	1,420	2,831	4,403	4,615
General and administrative	1,924	2,289	4,167	4,431
Total operating expenses	3,344	5,120	8,570	9,046
Loss from operations	(1,490)	(5,120)	(6,210)	(9,046)

Other income (expense):
Interest income	120	19	171	26
Interest expense	(112)	(181)	(246)	(379)
Loss on disposal of property and equipment	—	—	(2)	—
Change in fair value of liability instruments	—	—	—	1
Total other income (expense)	8	(162)	(77)	(352)
Net loss	$(1,482)	$(5,282)	$(6,287)	$(9,398)

Net loss per share, basic and diluted	$(0.59)	$(3.56)	$(2.60)	$(6.43)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	2,509,378	1,483,655	2,415,221	1,461,330

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

			Convertible				Additional		Total
	Preferred stock		preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	—	$—	1,952	$—	1,034,002	$1	$457,745	$(446,910)	$10,836
Stock-based compensation	—	—	—	—	—	—	180	—	180
Sale of common stock, net	—	—	—	—	445,841	—	7,742	—	7,742
Net loss	—	—	—	—	—	—	—	(4,116)	(4,116)
Balance at March 31, 2022	—	—	1,952	—	1,479,842	1	465,667	(451,026)	14,642
Sale of common stock, net	—	—	—	—	18,070	—	152	—	152
Stock-based compensation	—	—	—	—	—	—	167	—	167
Net loss	—	—	—	—	—	—	—	(5,282)	(5,282)
Balance at June 30, 2022	—	$—	1,952	$—	1,497,912	$1	$465,986	$(456,308)	$9,679

Balance at December 31, 2022	—	$—	1,952	$—	2,240,092	$2	$473,628	$(467,185)	$6,445
Stock-based compensation	—	—	—	—	—	—	140	—	140
Sale of common stock, net	—	—	—	—	168,164	—	895	—	895
Issuance of Series F preferred stock	1	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	(4,805)	(4,805)
Balance at March 31, 2023	1	—	1,952	—	2,408,256	2	474,664	(471,990)	2,676
Redemption of Series F preferred stock	(1)	—	—	—	—	—	—	—	—
Fractional adjustment	—	—	—	—	(1,310)	—	—	—	—
Sale of common stock, net	—	—	—	—	472,674	1	1,327	—	1,328
Stock-based compensation	—	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	—	(1,482)	(1,482)
Balance at June 30, 2023	—	$—	1,952	$—	2,879,620	$3	$476,131	$(473,472)	$2,662

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(6,287)	$(9,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	302
Amortization of deferred financing costs and debt discount	119	218
Change in fair value of liability instruments	—	(1)
Loss on disposal of property and equipment	2	—
Stock-based compensation expense	280	347
Amortization of operating lease right-of-use assets	57	38
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	718	—
Other current assets	1,510	525
Accounts payable and accrued expenses	(3,589)	1,527
Change in operating lease liabilities	(56)	(74)
Deferred revenue	(1,643)	—
Net cash used in operating activities	(8,571)	(6,516)

Cash flows used in investing activities:
Purchases of property and equipment	(108)	(348)
Purchase of intangible assets	—	(117)
In process research and development acquired	—	(250)
Net cash used in investing activities	(108)	(715)

Cash flows from financing activities:
Principal payments of term loan obligation	(804)	(804)
Proceeds from sale of common stock, net	2,258	7,725
Net cash provided by financing activities	1,454	6,921
Net decrease in cash and cash equivalents	(7,225)	(310)
Cash and cash equivalents at beginning of period	18,120	18,400
Cash and cash equivalents at end of period	$10,895	$18,090

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$135	$168
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$35	$50

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2023

(UNAUDITED)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed financial statements for the six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at December 31, 2022, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc. (the “Company”) have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements should be read in conjunction with the financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023.

Amendments to Certificate of Incorporation and Reverse Stock Split

At the Annual Meeting of Stockholders of the Company held on April 20, 2023 (the “Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to implement a reverse stock split of the Company’s common stock, par value $0.001 per share, with the ratio to be determined by the Board of Directors (the “Board”) of the Company, within a range of not less than 1-for-3 and not greater than 1-for-15. Subsequently, on April 21, 2023, the Board determined to fix the ratio for the reverse stock split at 1-for-15, without any change to its par value (the "Reverse Stock Split").

On April 27, 2023, following stockholder and Board approval, the Company filed a Certificate of Amendment to its Charter (the “Amendment”), with the Secretary of State of the State of Delaware to effectuate the Reverse Stock Split. The Amendment became effective on May 1, 2023. Upon effectiveness of the Reverse Stock Split, the number of shares of the Company’s common stock (x) issued and outstanding decreased from approximately 37.4 million shares to approximately 2.5 million shares; (y) reserved for issuance upon exercise of outstanding warrants and options decreased from approximately 2.0 million shares to approximately 0.1 million shares, and (z) reserved but unallocated under the Company’s current equity incentive plans decreased from approximately 3.0 million common shares to approximately 0.2 million common shares. The Company's common stock began trading on the NASDAQ Capital Market on a post-split basis on May 1, 2023. The Company’s 5,000,000 shares of authorized Preferred Stock were not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split, and accordingly, the outstanding number of shares post Reverse Stock Split was adjusted down by approximately 1,310 (post-effect of Reverse Stock Split) shares. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans for all periods presented in the condensed financial statements in this Form 10-Q. The Company’s financial statements, and all references thereto have been retroactively adjusted to reflect the reverse split unless specifically stated otherwise.

Grant Receivable and Revenue Recognition

In applying the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company has determined that government grants are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to the grant, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grants outside the scope of ASC 808, the Company applies ASC 606 or International Accounting Standards No. 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when the Company incurs expenses related to the grant for the amount the Company is entitled to under the provisions of the contract.

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

Grant receivable represents qualified expenses incurred to date in excess of the amounts submitted for reimbursement. Deferred grant liability represents grant funds received or receivable for which the allowable expenses have not yet been incurred as of the balance sheet date.

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

3. Liquidity and Going Concern

The Company incurred a net loss of $(6.3) million for the six months ended June 30, 2023. The Company had an accumulated deficit of $473.5 million as of June 30, 2023. Additionally, the Company used net cash of $(8.6) million to fund its operating activities for the six months ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To date, the Company’s operating losses have been funded primarily from outside sources of invested capital from issuance of its common and preferred stocks, proceeds from its term loan and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund its future clinical development programs and other operations. There can be no assurance that the Company will be able to continue to raise additional capital in the future. The Company’s inability to raise additional cash would have a material and adverse impact on its operations and would cause the Company to default on its term loan.

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

On April 20, 2023, the Company held its annual meeting of stockholders and its stockholders approved an amendment to the Company’s Charter, to effect a reverse stock split of its issued and outstanding shares of common stock, at a specific ratio, ranging from one-for-three (1:3) to one-for-fifteen (1:15). After receiving approval from the Board, on April 27, 2023, the Company filed the Amendment with the Secretary of State of the State of Delaware, to implement the Reverse Stock Split at the one-for-fifteen ratio (1:15). The Reverse Stock Split was effective on May 1, 2023, and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis on May 1, 2023. On May 15, 2023, the Company received written notice from Nasdaq notifying the Company that it had regained compliance with the Minimum Bid Requirement.

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

Liability-classified Series U Warrants are marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations. As of June 30, 2023, the fair value of the Series U Warrants was immaterial, and the change in the fair value of liability classified Series U Warrants during the three and six months ended June 30, 2023 and 2022 was immaterial.

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

From September 2017 to March 2020, the Company entered into a total of nine amendments to the Term Loan that, among other things, extended the interest only period, required repayment of $3.1 million using the proceeds received from sale of the Company’s former UK and Japan subsidiaries in April 2019, increased the final payment, increased the final payment fee upon maturity or early repayment of the Term Loan, increased the minimum liquidity covenant level to $2.0 million and deferred the start date of principal repayment from May 1, 2020 to May 1, 2021 and extended the term of the Term Loan from September 1, 2021 to June 1, 2024.

On June 28, 2023, the Company and Oxford entered into a tenth amendment to the Loan and Security Agreement (the “Tenth Amendment”), and revised the interest rate of the Loan to be the greater of: (1) 8.95%, or (2) the sum of 1-month Secured Overnight Financing Rate and 8.05%, effective July 1, 2023.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended. The intellectual property asset collateral will be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3.0 million. As of June 30, 2023, there was $2.0 million principal amount outstanding under the Term Loan, excluding the $3.2 million final payment fee, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the three and six months ended June 30, 2023 and 2022 was $0.1 million and $0.2 million, and $0.2 million and $0.4 million, respectively. Interest expense is calculated using the effective interest method; therefore it is inclusive of non-cash amortization in the amount of $0.1 million for each of the three and six months ended June 30, 2023, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of June 30, 2023, the Company has not received any notification or indication from Oxford that it intends to invoke the material adverse change clause.

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

The following were excluded from the diluted loss per share calculation for the three and six months periods presented because their effect would be anti-dilutive:

	June 30, 2023	June 30, 2022
Outstanding stock options	128,582	78,925
Outstanding warrants	142,733	142,746
Preferred stock	28,190	28,191
Total	299,506	249,862

7. Grant Revenue

On September 19, 2022, the Company entered into the CPRIT Contract, effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide the Company with the CPRIT Grant over a three-year period to fund the continued development of rhenium (186Re) obisbemeda (previously known as 186RNL) for the treatment of patients with leptomeningeal metastases (“LM”). The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

The CPRIT Contract will terminate on August 30, 2025, unless terminated earlier by (a) the mutual written consent of all parties to the CPRIT Contract, (b) CPRIT for an event of default by the Company, (c) CPRIT, if the funds allocated to the CPRIT Grant become legally unavailable during the term of the CPRIT Contract and CPRIT is unable to obtain additional funds for such purposes, and (d) the Company for convenience. CPRIT may require the Company to repay some or all of the disbursed CPRIT Grant proceeds (with interest not to exceed 5% annually) in the event of the early termination of the CPRIT Contract by CPRIT for an event of default by the Company or by the Company for convenience, or if the Company relocates its principal place of business outside of the state of Texas during the CPRIT Contract term or within three years after the final payment of the grant funds.

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

The Company determined that the CPRIT Contract is not in the scope of ASC 808, ASC 958-605, or ASC 606. Applying IAS 20 by analogy, the Company recognizes proceeds received under the CPRIT Contract as grant revenue on the statement of operations when related costs are incurred.

During the three months ended June 30, 2023, the Company identified eligible costs of approximately $637,000 and $168,000 that were incurred in the fourth quarter of 2022 and the three months ended March 31, 2023, respectively, that were reimbursable under the CPRIT arrangement. The Company determined that these costs should have been recorded in these respective periods as grant revenue. The Company assessed the impact of this error on the Company’s previously issued financial statements and determined that it was immaterial. As a result, an out-of-period adjustment of approximately $805,000 has been recorded as an increase in grant revenue in the three months ended June 30, 2023.

The Company recognized $1.9 million and $2.4 million in grant revenue from the CPRIT Contract during the three and six months ended June 30, 2023, respectively. No CPRIT revenue was recognized in the three and six months ended June 30, 2022.

8. Commitments and Contingencies

Leases

The Company leases laboratory, office and storage facilities in San Antonio, Texas, under operating lease agreements that expire in 2025. The Company also leases certain office space in Austin, Texas under a month-to-month operating lease agreement and certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease has a term of 12 months and the Company has the ability to renew for three additional one-year periods. The Charlottesville Lease is currently set to expire on March 31, 2024, and is renewable twice for twelve months each time. On March 31, 2023, Company believed that it was reasonably certain that the Charlottesville Lease will be renewed through March 31, 2026, and as a result, it remeasured the related lease liability as of March 31, 2023 to be $80,000 using the then-in-effect discount rate of 12.76%.

Services Agreement and Sales Order with Medidata

On March 31, 2022, the Company and Medidata Solutions, Inc. (“Medidata”) entered into a Sales Order (the “Sales Order”), pursuant to which Medidata will build a Synthetic Control Arm® (“SCA”) platform that facilitates the use of historical clinical data to incorporate into the Company’s Phase 2 clinical trial of rhenium (186Re) obisbemeda in recurrent glioblastoma (“GBM”). The Sales Order is governed under the terms of a services agreement, dated November 5, 2021.

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

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of June 30, 2023, the Company did not have any clinical research study obligations.

Legal proceedings

On December 9, 2022, the Company entered into a settlement agreement (the “Settlement Agreement”) with Lorem Vascular, Pte. Ltd. (“Lorem”) to settle a prior litigation matter. Under the terms of the Settlement Agreement, the Company made a payment to Lorem, and Lorem moved to dismiss the lawsuit with prejudice. The Settlement Agreement released the Company from all claims made by Lorem. The parties to the Settlement Agreement recognized that it did not constitute an admission of liability, wrongdoing, or any matter of fact or law. The Settlement was conditioned on the customary terms contained in the Settlement Agreement and was approved by the Court and the case was dismissed on January 17, 2023. As of December 31, 2022, the Company accrued the settlement amount, as well as the accounts that the Company has confirmed to be recoverable under its insurance claims on the matter. The net amount of $1.4 million that was not recoverable under the Company’s insurance has been reflected as an expense in the condensed statement of operations for the year ended December 31, 2022. The full settlement amount was paid in January 2023. All legal costs related to the Lorem Claim were expensed as incurred.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of June 30, 2023, the Company accrued $0.8 million of payments due to NanoTx as a result of the CPRIT grant received (Note 7).

10. Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board of Directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

Series F Preferred Stock

On March 3, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the Series F Preferred Stock, with the total authorization of one (1) share of Series F Preferred Stock. The Certificate of Designation provided that the share of Series F Preferred Stock will have 50,000,000 votes per share of Series F Preferred Stock and will vote together with the Company’s common stock, $0.001 par value (the “Common Stock”) as a single class exclusively with respect to any proposal to amend the Company’s Charter to effect a reverse stock split of the Common Stock (the “Reverse Stock Split”). On March 3, 2023, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Richard J. Hawkins, Chairman of the board of directors of the Company, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series F Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to the Purchaser for $1,000 in cash. The sale closed on March 3, 2023.

At the Company’s annual meeting of stockholders held on April 20, 2023, the Series F Preferred Stock was voted, without action by the holder, on the proposal to approve the Reverse Stock Split in the same proportion as shares of Common Stock voted to approve the Reverse Stock Split. The Series F Preferred Stock otherwise had no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

The Series F Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series F Preferred Stock had no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series F Preferred Stock was not entitled to receive dividends of any kind.

The outstanding share of Series F Preferred Stock was redeemed in whole, automatically effective upon the approval by the Company’s stockholders of a Reverse Stock Split. Upon such redemption, the holder of the Series F Preferred Stock received consideration of $1,000 in cash.

Series B and C Preferred Stock

As of June 30, 2023, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

Warrants

On September 25, 2019, the Company completed an underwritten public offering. The Company issued 19,266 shares of its common stock, along with pre-funded warrants to purchase 180,733 shares of its common stock and Series U Warrants to purchase 230,000 shares of its common stock at $75.00 per share. The Series U Warrants have a term of five years from the issuance date. In addition, the Company issued warrants to H.C. Wainwright & Co., LLC, as representatives of the underwriters, to purchase 5,000 shares of its common stock at $93.75 per share with a term of 5 years from the issuance date, in the form of Series U Warrants (the “Representative Warrants”).

As of June 30, 2023, there were 142,733 outstanding Series U Warrants which can be exercised into an aggregate of 142,733 shares of common stock at a weighted average exercise price of $34.10 per share.

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

Upon execution of the 2022 Purchase Agreement, the Company paid $125,000 in cash as the initial commitment fee, and issued 32,846 shares as the initial commitment shares, to Lincoln Park as consideration for its irrevocable commitment to purchase shares of the Company’s common stock at its direction under the Purchase Agreement. The Company has agreed to pay an additional commitment fee, which it may elect to pay in cash and/or shares of its common stock, upon receipt of $25.0 million aggregate gross proceeds from sales of common stock to Lincoln Park under the 2022 Purchase Agreement.

On August 17, 2022, a registration statement was declared effective to cover the resale of up to 633,333 shares of the Company’s common stock comprised of (i) the 32,846 initial commitment shares, and (ii) up to 600,486 that the Company has reserved for issuance and sale to Lincoln Park under the Purchase Agreement from time to time from and after the date of this prospectus. The Company cannot sell more shares under the 2022 Purchase Agreement without registering additional shares.

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

During the period from August 17, 2022 to December 31, 2022, the Company issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. The Company issued 260,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $0.7 million from January 1, 2023 to June 30, 2023.

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

During the year ended December 31, 2021, the Company issued 379,012 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $12.5 million. During the year ended December 31, 2022, the Company issued 377,666 shares of its common stock under the 2020 Purchase Agreement for net proceeds of approximately $7.0 million. The Company no longer has any additional shares of common stock registered to sell under the 2020 Purchase Agreement and has terminated the 2020 Purchase Agreement.

At-the-market Issuances

On September 9, 2022, the Company entered into an Equity Distribution Agreement (the “September 2022 Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. Sales of the Company’s common stock may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. Canaccord will use its commercially reasonable efforts to sell common stock requested by the Company to be sold on its behalf, consistent with Canaccord’s normal trading and sales practices, under the terms and subject to the conditions set forth in the September 2022 Distribution Agreement. The Company has no obligation to sell any of its common stock. The Company may instruct Canaccord not to sell any common stock if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the September 2022 Distribution Agreement. During the period from September 9, 2022 to December 31, 2022, the Company issued 68,758 shares of its common stock under the September 2022 Distribution Agreement for net proceeds of approximately $0.6 million. From January 1, 2023 through June 30, 2023, the Company issued 380,338 shares under the September 2022 Distribution Agreement for net proceeds of approximately $1.5 million.

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

The offering pursuant to the September 2022 Distribution Agreement will terminate upon the earlier of (1) the issuance and sale of all shares of the Company’s common stock subject to the September 2022 Distribution Agreement, or (2) the termination of the September 2022 Distribution Agreement as permitted therein, including by either party at any time without liability of any party.

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “January 2022 Distribution Agreement”) with Canaccord, pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000, with Canaccord acting as an agent for sales. The Company had no obligation to sell any of the Company’s shares and it could instruct Canaccord not to sell any shares if the sales could not be effected at or above the price designated by the Company from time to time and the Company could at any time suspend sales pursuant to the January 2022 Distribution Agreement. During the year ended December 31, 2022, the Company issued 460,151 shares under the January 2022 Distribution Agreement for net proceeds of approximately $4.8 million. The January 2022 Distribution Agreement has been terminated after all available registered shares were fully utilized.

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

11. Stock-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of June 30, 2023, there were 6,026 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 236,666 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of June 30, 2023, there were 192,131 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the six months ended June 30, 2023 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in $,000)
Outstanding as of December 31, 2022	78,334	$68.10	9.00
Granted	55,951	$5.85
Cancelled/forfeited	(5,703)	$219.45
Outstanding as of June 30, 2023	128,582	$34.35	8.40	$1,363
Vested as of June 30, 2023	56,616	$57.30	7.64	$170
Vested and expected to be vested as of June 30, 2023	121,665	$35.40	8.36	$1,230

As of June 30, 2023, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $0.9 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.11 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed on February 23, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report, as well as under “Part I – Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, in other subsequent filings with the SEC, and elsewhere in this Form 10-Q. These statements, like all statements in this report, speak only as of the date of this Form 10-Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

Our lead radiotherapeutic candidate, rhenium (186Re) obisbemeda (formerly, “186RNL”), is designed specifically for CNS cancers including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”) by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. Our acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

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

In addition to our headquarters in Austin, we have an established, GMP-validated research and development and manufacturing facility in San Antonio, Texas, tailored to produce Current Good Manufacturing Practice (“cGMP”) rhenium (186Re) obisbemeda. We have built a robust supply chain through strategic partnerships that enable the development, manufacturing and future potential commercialization of our products. Our current supply chain and key partners are positioned to supply cGMP rhenium (186Re) obisbemeda for ongoing and planned Phase 2 and Phase 3 clinical trials in patients with GBM, LM and PBC.

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

On August 29, 2022, we announced feedback from a Type C meeting with the FDA regarding Chemistry, Manufacturing and Controls (“CMC”) practices. The meeting focused on our cGMP clinical and commercial manufacturing process for our lead investigational targeted radiotherapeutic, BMEDA-chelated rhenium (186Re) obisbemeda, for recurrent GBM.

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

ReSPECT-GBM Trial for Recurrent GBM

Recurrent GBM is the most common, complex, and aggressive primary brain cancer in adults. In the U.S., there are more than 13,000 GBM cases diagnosed and approximately 10,000 patients succumb to the disease each year. The average length of overall survival ("OS") for GBM patients is eight months, with a one-year survival rate of 40.8% and a five-year survival rate of only 6.8% and these estimates vary and are lower in some publications. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains and tumor regrowth occurs within months. Approximately 90% or more of patients with primary GBM experience tumor recurrence. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Even today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved GBM patients OS over past decades, and a significant unmet medical need persists.

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

On September 6, 2022, we announced a summary of our Type C clinical meeting with the FDA that focused on the ReSPECT-GBM trial. The FDA agreed with us that the ReSPECT-GBM clinical trial should proceed to the planned Phase 2. The key focus areas of clinical investigation of the Phase 2 trial will be (1) further dose exploration, including both increased dosing and multiple doses, and (2) collecting additional safety and efficacy data to inform the design of a future registrational trial. Because no DLT administered doses were observed, the FDA and we also agreed to continue to dose cohort eight. There was further agreement with the FDA that in a planned future registrational trial, overall survival should be used as the primary endpoint. We agreed with the FDA to hold future meeting(s) to consider the use of external data to augment the use of a control arm in the registrational trial.

On January 18, 2023, we announced that the first patient has been dosed in the ReSPECT-GBM Phase 2b dose expansion clinical trial evaluating rhenium obisbemeda for the treatment of recurrent GBM. The Phase 2b trial is expected to enroll up to 31 total patients with small- to medium-sized tumors in approximately 24 months.

In June 2023, we presented data regarding the safety and feasibility results from our Phase 1/2 Clinical Trial of 186RNL (Rhenium-186 Nanoliposome) (186Re) Obisbemeda in Recurrent Glioma: The ReSPECT-GBM Trial at the Society of Nuclear Medicine & Molecular Imaging (SNMMI) Annual Meeting.

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

Pediatric high-grade gliomas can be found almost anywhere within the CNS; however, they are most commonly found within the supratentorium. The highest incidence of supratentorial, high-grade gliomas in pediatrics appears to occur in children aged 15 to 19 years, with a median age of approximately nine years. Overall, pediatric high-grade glioma confers a three-year progression free survival (“PFS”) of 11 ± 3% and three-year OS of 22% ±5%. One-year PFS is as low as 40% in recent trials. Ependymomas are slow-growing central nervous system tumors that involve the ventricular system. Diagnosis is based on MRI and biopsy and survival rate depends on tumor grade and how much of the tumor can be removed. Grade II pathology was associated with significantly improved OS compared to Grade III (anaplastic) pathology (five-year OS = 71 ± 5% vs. 57 ± 10%; p = 0.026). Gross total resection compared to subtotal resection was associated with significantly improved OS (five-year OS = 75 ± 5% vs. 54 ± 8%; p = 0.002).

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

Recent Developments

Grant Agreement with CPRIT

As noted above in the LM development discussion, on September 19, 2022, we entered into the CPRIT Contract, effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide us the CPRIT Grant over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from Plus Therapeutics for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

Recent Financings

Refer to the “Liquidity and Capital Resources” section below for information on our recent financings.

Results of Operations

Grant Revenue

We recognized $1.9 million and $2.4 million of grant revenue during the three and six months ended June 30, 2023, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

We expect grant revenue will continue to increase during the remainder of 2023 and the remaining term of the CPRIT Grant through August 2025, as we plan to expand the LM clinical trial to add clinical sites and enroll patients. The ability to continue to access the grant remains subject to additional FDA approval of the LM clinical trial, ability to deliver expanded drug supply and continued enrollment of patients. In addition, grant revenue amounts will vary quarter to quarter based on enrollment, mandated safety periods between cohorts and required interactions with FDA.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,406	$2,808	$4,369	$4,567
Stock-based compensation	14	23	34	48
Total research and development expenses	$1,420	$2,831	$4,403	$4,615

The decrease of $1.4 million in research and development expenses for the three months ended June 30, 2023 as compared to the same period in 2022 was due primarily to a decrease of $1.1 million in development of cGMP rhenium (186Re) obisbemeda offset by an increase of $0.6 million from LM clinical trial expenses compared to $0 in the same period in 2022. In addition, there was an increase of $0.1 million related to personnel expenses offset by a decrease of $1.0 million related to legal and other professional expenses.

The decrease of $0.2 million in research and development expenses for the six months ended June 30, 2023 as compared to the same period in 2022 was due primarily to a decrease of $1.6 million in development of cGMP rhenium (186Re) obisbemeda, a decrease of $1.2 million of legal and professional expenses, offset by a license agreement payment of $0.8 million to NanoTx resulting from the first patient treated in the GBM phase 2 trial, $1.5 million from treatment of patients for LM clinical trial in 2023 compared to $0 in the same period in 2022, and an increase of $0.3 million of payroll expenses.

We expect aggregate research and development expenditures to increase signficantly during the remainder of 2023 as compared to the corresponding comparable period ended December 31, 2022, due to increased costs for ReSPECT-LM clinical trial under the CPRIT grant, increases in licensing payments, offset by reduced research and development spend on the cGMP development.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$1,798	$2,145	$3,921	$4,132
Stock-based compensation	126	144	246	299
Total general and administrative expenses	$1,924	$2,289	$4,167	$4,431

General and administrative expenses decreased by approximately $0.4 million during the three months ended June 30, 2023, as compared to the same period in 2022. The decrease was due primarily due to a decrease in legal expenses of $0.4 million.

General and administrative expenses decreased by approximately $0.3 million during the six months ended June 30, 2023, as compared to the same period in 2022. The decrease was due primarily due to an increase of professional services of $0.4 million offset by a decrease in legal expenses of $0.7 million due to expenditure incurred in 2022 related to litigation that was settled in the fourth quarter of 2022.

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

The following table summarizes the components of our stock-based compensation expenses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$14	$23	$34	$48
General and administrative	126	144	246	299
Total stock-based compensation	$140	$167	$280	$347

Our stock-based compensation expenses, which are impacted by grants of stock-based options, vesting schedule of such grants, as well as grant-date fair value of stock-based awards, remained consistent for the three and six months ended June 30, 2023 and 2022.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$120	$19	$171	$26
Interest expense	(112)	(181)	(246)	(379)
Loss on disposal of property and equipment	—	—	(2)	—
Change in fair value of liability instruments	—	—	—	1
Total	$8	$(162)	$(77)	$(352)

The decrease in interest expense for the three and six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to the repayment of debt principal of $1.6 million during the year ended December 31, 2022, and $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively.

We expect interest expense in 2023 to decrease as compared with 2022 due to scheduled debt principal repayments in 2023.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2023 and December 31, 2022 (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$10,895	$18,120

Current assets	$12,364	$21,817
Current liabilities	11,399	11,852
Working capital	$965	$9,965

We incurred net losses of $6.3 million for the six months ended June 30, 2023. We have an accumulated deficit of $473.5 million as of June 30, 2023. Additionally, we used net cash of $8.6 million to fund our operating activities for the six months ended June 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

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

On September 9, 2022, we entered into an Equity Distribution Agreement (the “September 2022 Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. Sales of our common stock may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. Canaccord will use its commercially reasonable efforts to sell common stock requested by the Company to be sold on its behalf, consistent with Canaccord’s normal trading and sales practices, under the terms and subject to the conditions set forth in the September 2022 Distribution Agreement. We have no obligation to sell any of our common stock. We may instruct Canaccord not to sell any common stock if the sales cannot be effected at or above the price designated by us from time to time and we may at any time suspend sales pursuant to the September 2022 Distribution Agreement. During the period from September 9, 2022 to December 31, 2022, we issued 68,758 shares under the September 2022 Distribution Agreement for net proceeds of approximately $0.6 million. From January 1, 2023 through June 30, 2023, we issued 380,338 shares under the September 2022 Distribution Agreement for net proceeds of approximately $1.5 million.

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

On August 17, 2022, a registration statement was declared effective covering the resale of up to 633,333 shares of our common stock comprised of (i) the 32,846 initial commitment shares, and (ii) up to 600,486 shares that we have reserved for issuance and sale to Lincoln Park under the Purchase Agreement. An additional commitment fee equal to 2.5% of the remainder of the $50 million will be paid if and when we sell over $25.0 million of our common stock under the 2022 Purchase Agreement. The additional commitment fee may be paid in cash, common stock, or a combination thereof. We cannot sell more shares under the 2022 Purchase Agreement without registering additional shares.

During the period from August 17, 2022 to December 31, 2022, we issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. We issued 260,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $0.7 million from January 1, 2023 to June 30, 2023.

On January 14, 2022, we entered into an Equity Distribution Agreement (the “January 2022 Distribution Agreement”) with Canaccord, pursuant to which we could issue and sell, from time to time, shares of our common stock in “at-the-market” offerings, having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. During the year ended December 31, 2022, we issued 460,151 shares under the January 2022 Distribution Agreement for net proceeds of approximately $4.8 million. The January 2022 Distribution Agreement was terminated after all available registered shares were fully utilized.

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

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2023 and 2022 is summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,571)	$(6,516)
Net cash used in investing activities	(108)	(715)
Net cash provided by financing activities	1,454	6,921
Net decrease in cash and cash equivalents	$(7,225)	$(310)

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

On March 31, 2022, we entered into the Sales Order with Medidata pursuant to which Medidata will build the SCA platform that facilitates the use of historical clinical data to incorporate into the Company’s Phase 2 clinical trial of rhenium (186Re) obisbemeda in GBM.

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

Operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was $8.6 million compared to $6.5 million in the same period of 2022. Our operational cash use increased during the six months ended June 30, 2023 as compared to the same period in 2022, due primarily to payment of $1.4 million for litigation settlement (Note 8), and decreases in accounts payable and accrued expenses.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2023 was related to purchases of fixed assets of $0.1 million. Net cash used in investing activities for the six months ended June 30, 2022 was related to cash payments of $0.3 million made for in process research and development assets from UTHSA and purchases of fixed assets and intangible assets of $0.5 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was primarily related to sales of common stock of $2.3 million, net of offering cost through the September 2022 Distribution Agreement with Canaccord and the 2022 Purchase Agreement.

Net cash provided by financing activities for the six months ended June 30, 2022 was primarily related to sales of common stock of $7.7 million, net of offering cost through the 2022 Distribution Agreement with Canaccord and the 2020 Purchase Agreement with Lincoln Park.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and there have been no material changes during six months ended June 30, 2023.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on the foregoing, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended June 30, 2023, we recognized immaterial grant revenue related to reimbursable development costs incurred in the fourth quarter of 2022 and the first quarter of 2023 that were eligible for revenue recognition in those respective prior periods. These costs were not correctly recognized in prior period grant revenue due to management’s view that insufficient progress had been made in the ReSPECT -LM clinical trial, when CPRIT has no performance specific milestones in the grant outside of a reasonableness test to reimburse expenses. Despite the error management concluded that the previously issued financial statements were not materially misstated.

We did not have adequate controls to apply appropriate accounting principles to significant and unusual grant revenue transactions. Specifically, controls over identification of significant and/or unusual transactions requiring technical analysis were not operating effectively. Management evaluated the impact of this deficiency on our disclosure controls and procedures and concluded that the control deficiency represents a material weakness.

Management is developing a remediation plan related to this material weakness, where we intend to implement additional procedures to ensure that relevant technical accounting standards are properly applied for grant revenue accounting.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of certain factors that could materially affect our business, financial condition, and operating results or that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this Form 10-Q, in addition to the information in the section entitled “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully review and consider the information under “Part I, Item 1A- Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. The risk factors below are in addition to and supplement (and with respect to certain matters, update) the risk factors discussed in our Annual Report on Form 10-K.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. By way of example, the FDIC took control of Silicon Valley Bank (“SVB”) on March 10, 2023. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although depositors at SVB received access to their funds, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all. Additionally, in the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. Any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operational expenses or make other payments.

Uncertainties relating to our ability to fund our operations for at least the next 12 months raises substantial doubt about our ability to continue as a going concern.

As of June 30, 2023, we had an accumulated shareholders’ deficit of approximately $473.5 million and approximately $10.9 million of cash and cash equivalents and $1.0 million of positive working capital available for use to fund our operations and capital requirements. We do not currently have sufficient available liquidity to fund our operations for at least the next 12 months. Consequently, absent further actions, these matters raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed financial statements in this Form 10-Q are issued.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K and quarterly report on Form 10-Q, as required by Section 404 of the Sarbanes-Oxley Act.

During the quarter ended June 30, 2023, we recognized immaterial grant revenue related to reimbursable development costs incurred in the fourth quarter of 2022 and the first quarter of 2023 that were eligible for revenue recognition in those respective prior periods. These costs were eligible for reimbursement under our CPRIT Grant, but were not correctly recognized in prior period grant revenue due to management’s view that insufficient progress had been made in the ReSPECT -LM clinical trial, despite no performance specific milestones in the grant outside of a reasonableness test for reimbursement of expenses. Management has concluded that the correction to grant revenue in the prior periods did not cause a material misstatement of our financial statements.

We did not have adequate controls to apply appropriate accounting principles to significant and unusual grant revenue transactions. Specifically, controls over identification of significant and/or unusual transactions requiring technical analysis were not operating effectively. Management evaluated the impact of this deficiency on our disclosure controls and procedures and concluded that the control deficiency represents a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

While we will be taking remediation measures, we cannot assure investors that these measures will significantly improve or remediate the material weakness described above.

We may in the future discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Furthermore, if our remediation of the material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We could be delisted from Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. These requirements include, among other things, maintaining a closing bid price for our common stock of $1.00 per share (the “minimum bid price requirement”) and meeting one of the following three requirements: maintaining at least $2.5 million in stockholders’ equity; maintaining $35 million of market value of listed securities; or having $500,000 in net income over the prior two years or two of the prior three years. In 2022, we received notice that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement. While we cured this deficiency in 2023 after effecting the Reverse Stock Split, there is no assurance that we will be able to maintain compliance with this standard. As of June 30, 2023, our stockholders’ equity was $2.6 million and without raising additional capital it will continue to decline. The market value of out listed securities was below $35 million and we did not have net income in the last three years. Accordingly, we may not continue to meet the continued listing standards in the future.

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

In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock,” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

3.8	Certificate of Designation of Series F Preferred Stock, dated March 3, 2023		8-K	001-34375 Exhibit 3.1	03/03/2023

10.1	Plus Therapeutics, Inc. 2020 Stock Incentive Plan, as further amended and restated		8-K	001-34375 Exhibit 10.1	04/21/2023

10.2	Tenth Amendment to Loan and Security Agreement	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 14, 2023		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: August 14, 2023		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

1