Form 10-Q
period 2023-09-30
PLUS THERAPEUTICS, INC.
filed 2023-10-31
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 25, 2023 , there were 4,522,656 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,006	$18,120
Grant receivable	91	—
Other current assets	487	3,697
Total current assets	11,584	21,817

Property and equipment, net	1,009	1,324
Operating lease right-of-use assets	232	248
Goodwill	372	372
Intangible assets, net	49	94
Other assets	32	12
Total assets	$13,278	$23,867
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,073	$10,134
Operating lease liability	117	110
Term loan obligation	4,348	1,608
Total current liabilities	10,538	11,852

Term loan obligation	—	3,786
Noncurrent operating lease liability	118	141
Deferred grant liability	—	1,643
Total liabilities	10,656	17,422

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,522,656 and 2,240,092 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5	2
Additional paid-in capital	479,308	473,628
Accumulated deficit	(476,691)	(467,185)
Total stockholders’ equity	2,622	6,445
Total liabilities and stockholders’ equity	$13,278	$23,867

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Grant Revenue	$1,240	$73	$3,600	$73

Operating expenses:
Research and development	2,493	2,945	6,896	7,560
General and administrative	1,998	2,222	6,165	6,653
Total operating expenses	4,491	5,167	13,061	14,213
Loss from operations	(3,251)	(5,094)	(9,461)	(14,140)

Other income (expense):
Interest income	119	48	290	74
Interest expense	(87)	(173)	(333)	(552)
Loss on disposal of property and equipment	—	—	(2)	—
Change in fair value of liability instruments	—	—	—	1
Total other income (expense)	32	(125)	(45)	(477)
Net loss	$(3,219)	$(5,219)	$(9,506)	$(14,617)

Net loss per share, basic and diluted	$(1.00)	$(2.85)	$(3.54)	$(9.22)
Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	3,225,351	1,829,444	2,688,232	1,585,946

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands, except share data)

			Convertible				Additional		Total
	Preferred stock		preferred stock		Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	—	$—	1,952	$—	1,034,002	$1	$457,745	$(446,910)	$10,836
Stock-based compensation	—	—	—	—	—	—	180	—	180
Sale of common stock, net	—	—	—	—	445,840	—	7,742	—	7,742
Net loss	—	—	—	—	—	—	—	(4,116)	(4,116)
Balance at March 31, 2022	—	$—	1,952	$—	1,479,842	$1	$465,667	$(451,026)	$14,642
Sale of common stock, net	—	—	—	—	18,070	—	152	—	152
Stock-based compensation	—	—	—	—	—	—	167	—	167
Net loss	—	—	—	—	—	—	—	(5,282)	(5,282)
Balance at June 30, 2022	—	$—	1,952	$—	1,497,912	$1	$465,986	$(456,308)	$9,679
Sale of common stock, net	—	—	—	—	673,421	1	6,814	—	6,815
Stock-based compensation	—	—	—	—	—	—	129	—	129
Net loss	—	—	—	—	—	—	—	(5,219)	(5,219)
Balance at September 30, 2022	—	$—	1,952	$—	2,171,333	$2	$472,929	$(461,527)	$11,404

Balance at December 31, 2022	—	$—	1,952	$—	2,240,092	$2	$473,628	$(467,185)	$6,445
Stock-based compensation	—	—	—	—	—	—	140	—	140
Sale of common stock, net	—	—	—	—	168,164	—	895	—	895
Issuance of Series F preferred stock	1	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	(4,805)	(4,805)
Balance at March 31, 2023	1	$—	1,952	$—	2,408,256	$2	$474,664	$(471,990)	$2,676
Redemption of Series F preferred stock	(1)	—	—	—	—	—	—	—	—
Fractional adjustment	—	—	—	—	(1,310)	—	—	—	—
Sale of common stock, net	—	—	—	—	472,674	1	1,327	—	1,328
Stock-based compensation	—	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	—	(1,482)	(1,482)
Balance at June 30, 2023	—	$—	1,952	$—	2,879,620	$3	$476,131	$(473,472)	$2,662
Sale of common stock, net	—	—	—	—	1,589,655	2	2,954	—	2,956
Issuance of common stock for in process research and development	—	—	—	—	53,381	—	75	—	75
Stock-based compensation	—	—	—	—	—	—	148	—	148
Net loss	—	—	—	—	—	—	—	(3,219)	(3,219)
Balance at September 30, 2023	—	$—	1,952	$—	4,522,656	$5	$479,308	$(476,691)	$2,622

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(9,506)	$(14,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	477	460
Amortization of deferred financing costs and debt discount	160	309
Stock issued for research and development	75	—
Loss on disposal of property and equipment	2	—
Stock-based compensation expense	428	476
Change in fair value of derivative instruments	—	(1)
Amortization of operating lease right-of-use assets	86	66
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	(91)	73
Other assets	3,190	642
Accounts payable and accrued expenses	(4,061)	1,955
Change in operating lease liabilities	(87)	(101)
Deferred grant liability	(1,643)	—
Net cash used in operating activities	(10,970)	(10,738)

Cash flows used in investing activities:
Purchases of property and equipment	(118)	(381)
Purchase of intangible assets	—	(117)
In process research and development acquired	—	(250)
Net cash used in investing activities	(118)	(748)

Cash flows from financing activities:
Principal payments of term loan obligation	(1,206)	(1,206)
Proceeds from sale of common stock, net of offering cost of $0.2 million and $0.7 million, respectively	5,180	14,558
Net cash provided by financing activities	3,974	13,352
Net increase (decrease) in cash and cash equivalents	(7,114)	1,866
Cash and cash equivalents at beginning of period	18,120	18,400
Cash and cash equivalents at end of period	$11,006	$20,266

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$186	$248
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$1	$68
Right-of-use assets acquired by assuming operating lease liabilities	$71	$—
Common stock issued in payment for in process research and development	$75	$—

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2023

(UNAUDITED)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed financial statements for the nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed balance sheet at December 31, 2022 has been derived from the audited financial statements at December 31, 2022, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc. (the “Company”) have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These financial statements should be read in conjunction with the financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023.

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

Grant Receivable and Revenue Recognition

In applying the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company has determined that government grants are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as the Company does not consider there to be a transfer of control of goods or services. With respect to the grant, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grants outside the scope of ASC 808, the Company applies International Accounting Standards No. 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when the Company incurs expenses related to the grant for the amount the Company is entitled to under the provisions of the contract.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption was permitted beginning in 2019. The Company adopted the new guidance as of January 1, 2023, which did not have a material impact on its financial statements and related disclosures.

2. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and critical accounting policies involve reviewing assets for impairment and determining the assumptions used in measuring stock-based compensation expense.

3. Liquidity and Going Concern

The Company incurred a net loss of $9.5 million for the nine months ended September 30, 2023. The Company had an accumulated deficit of $476.7 million as of September 30, 2023. Additionally, the Company used net cash of $11.0 million to fund its operating activities for the nine months ended September 30, 2023. The Company's term loan (Note 5) matures on June 1, 2024 with total principal and final payment of $4.4 million due upon maturity. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To date, the Company’s operating losses have been funded primarily from outside sources of invested capital from issuance of its common and preferred stocks, proceeds from its term loan and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund its future clinical development programs and other operations. There can be no assurance that the Company will be able to continue to raise additional capital in the future. The Company’s inability to raise additional cash would have a material and adverse impact on its operations and could cause the Company to default on its term loan.

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

The Company has investments in money market accounts, which are included in cash and cash equivalents on the balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since money market account fair values are known and observable through daily published floating net asset values.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, respectively.

	Fair Value Measurements Using
As of September 30, 2023	Fair Value	Level 1	Level 2	Level 3
Money market	$10,688,964	$10,688,964	$—	$—

	Fair Value Measurements Using
As of December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Money market	$17,573,584	$17,573,584	$—	$—

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

Liability-classified Series U Warrants are marked to market as of each balance sheet date until they are exercised or upon expiration, with the changes in fair value recorded as non-operating income or loss in the statements of operations. As of September 30, 2023, the fair value of the Series U Warrants was immaterial, and the change in the fair value of liability classified Series U Warrants during the three and nine months ended September 30, 2023 and 2022 was immaterial.

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

On June 28, 2023, the Company and Oxford entered into a tenth amendment to the Loan and Security Agreement (the “Tenth Amendment”), and revised the interest rate of the Loan to the greater of: (1) 8.95%, or (2) the sum of 1-month Secured Overnight Financing Rate and 8.05%, effective July 1, 2023.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended. The intellectual property asset collateral will be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3.0 million. As of September 30, 2023, there was $1.2 million principal amount outstanding under the Term Loan, excluding the $3.2 million final payment fee, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the three and nine months ended September 30, 2023 and 2022 was $0.1 million and $0.2 million, and $0.3 million and $0.6 million, respectively. Interest expense is calculated using the effective interest method; therefore it is inclusive of non-cash amortization in the amount of $41,000 and $0.2 million for the three and nine months ended September 30, 2023, and $0.1 and $0.3 million for the three and nine months ended September 30, 2022, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of September 30, 2023, the Company has not received any notification or indication from Oxford that it intends to invoke the material adverse change clause.

6. Loss per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock method. Potential dilutive common shares were related to outstanding but unexercised options, multiple series of convertible preferred stock, and warrants for all periods presented.

The following were excluded from the diluted loss per share calculation for the three and nine month periods presented because their effect would be anti-dilutive:

	September 30, 2023	September 30, 2022
Outstanding stock options	141,077	78,334
Outstanding warrants	142,733	142,747
Preferred stock	28,190	28,190
Total	312,000	249,271

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

During the three months ended June 30, 2023, the Company identified eligible costs of approximately $637,000 and $168,000 that were incurred in the fourth quarter of 2022 and the three months ended March 31, 2023, respectively, that were reimbursable under the CPRIT arrangement. The Company determined that these costs should have been recorded in these respective periods as grant revenue. The Company assessed the impact of this error on the Company’s previously issued financial statements and determined that it was immaterial. As a result, an out-of-period adjustment of approximately $805,000 has been recorded as an increase in grant revenue in the nine months ended September 30, 2023.

The Company recognized $1.2 million and $3.6 million in grant revenue from the CPRIT Contract during the three and nine months ended September 30, 2023, respectively. The Company recognized $73,000 of CPRIT revenue in the three and nine months ended September 30, 2022.

8. Commitments and Contingencies

Leases

The Company leases laboratory, office and storage facilities in San Antonio, Texas, under operating lease agreements that expire in 2025. The Company also leases certain office space in Austin, Texas under a month-to-month operating lease agreement and certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease has a term of 12 months and the Company has the ability to renew for three additional one-year periods. The Charlottesville Lease is currently set to expire on March 31, 2024, and is renewable twice for twelve months each time. On March 31, 2023, Company believed that it was reasonably certain that the Charlottesville Lease will be renewed through March 31, 2026, and as a result, it remeasured the related lease liability as of March 31, 2023 to be $80,000 using the then-in-effect discount rate of 12.76%. Effective July 1, 2023, the Company added additional office lease premises in Charlottesville, which was accounted for as a separate operating lease contract with a lease liability and corresponding right-of-use asset of $19,000, as a discount rate of 13.47%.

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

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of September 30, 2023, the Company did not have any clinical research study obligations.

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

9. License Agreements

Biocept License Agreement

On September 7, 2023, the Company entered into a Non-Exclusive License and Services Agreement (the “Biocept Agreement”) with Biocept, Inc (“Biocept”), pursuant to which Biocept granted the Company a non-exclusive license to use the Biocept proprietary cell enumeration test, CNsideTM. In exchange for the license, the Company issued to Biocept 53,381 unregistered shares, the fair value of which was $75,000. The Biocept Agreement also provides that if Biocept fully transfers the technology to the Company, a tech transfer and validation fee of $300,000 will be payable. In addition, the Company was granted an option for an exclusive worldwide license for $1,000,000 on or before December 31, 2024, to process and perform cell enumeration testing for treatments for other patients including those on the Company’s radiotherapeutic drugs.

On October 16, 2023, Biocept filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Bankruptcy Code, making the full transfer of the Biocept technology to the Company unlikely. In addition, the Biocept Agreement is subject to provisions under the Bankruptcy Code.

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

Pursuant to the UTHSCSA License Agreement, the Company was required to make an upfront payment, which was recorded as in process research and development acquired in the condensed statement of operations for the year ended December 31, 2021. The upfront payment of $0.3 million was paid in cash in January 2022.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of September 30, 2023, the Company accrued $1.3 million of payments due to NanoTx as a result of the CPRIT grant received (Note 7).

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

Series B and C Preferred Stock

As of September 30, 2023, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

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

As of September 30, 2023, there were 142,733 outstanding Series U Warrants which can be exercised into an aggregate of 142,733 shares of common stock at a weighted average exercise price of $34.10 per share.

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

On August 17, 2022, a registration statement (the “First Registration Statement”) was declared effective to cover the resale of up to 633,333 shares of the Company’s common stock comprised of (i) the 32,846 initial commitment shares, and (ii) up to 600,486 that the Company has reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement from time to time from and after the date of the prospectus. The Company sold approximately 527,166 shares under the First Registration Statement.

On August 18, 2023, a second registration statement (the “Second Registration Statement”) was declared effective to cover the resale of up to an additional 1,500,000 shares of the Company’s common stock that the Company reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement from time to time. The Company cannot sell more shares than registered under the Second Registration Statement under the 2022 Purchase Agreement without registering additional shares.

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

During the period from August 17, 2022 to December 31, 2022, the Company issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. The Company issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to September 30, 2023.

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

At-the-market Issuances

On September 9, 2022, the Company entered into an Equity Distribution Agreement (the “September 2022 Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. Sales of the Company’s common stock may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. Canaccord will use its commercially reasonable efforts to sell common stock requested by the Company to be sold on its behalf, consistent with Canaccord’s normal trading and sales practices, under the terms and subject to the conditions set forth in the September 2022 Distribution Agreement. The Company has no obligation to sell any of its common stock. The Company may instruct Canaccord not to sell any common stock if the sales cannot be effected at or above the price designated by the Company from time to time and the Company may at any time suspend sales pursuant to the September 2022 Distribution Agreement. During the period from September 9, 2022 to December 31, 2022, the Company issued 68,758 shares of its common stock under the September 2022 Distribution Agreement for net proceeds of approximately $0.6 million. From January 1, 2023 through September 30, 2023, the Company issued 1,819,993 shares under the September 2022 Distribution Agreement for net proceeds of approximately $4.3 million. The Company has reached the capacity for sales of shares under the September 2022 Distribution Agreement.

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

11. Stock-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of September 30, 2023, there were 6,023 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 236,666 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity

Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of September 30, 2023, there were 179,640 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the nine months ended September 30, 2023 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in $,000)
Outstanding as of December 31, 2022	78,334	$68.10	9.00
Granted	68,422	$5.00
Cancelled/forfeited	(5,679)	$325.82
Outstanding as of September 30, 2023	141,077	$37.47	8.32	$2
Vested and exercisable as of September 30, 2023	65,008	$65.51	7.53	$—
Vested and expected to be vested as of September 30, 2023	133,570	$38.83	8.26	$2

As of September 30, 2023, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $0.8 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.95 years.

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

In June 2023, we presented data regarding the safety and feasibility results from our Phase 1/2 Clinical Trial of 186RNL (Rhenium-186 Nanoliposome) (186Re) Obisbemeda in Recurrent Glioma: The ReSPECT-GBM Trial at the Society of Nuclear Medicine & Molecular Imaging Annual Meeting.

On March 31, 2022, we entered into a Sales Order (the “Sales Order”) with Medidata Solutions, Inc. (“Medidata”), pursuant to which Medidata built a Synthetic Control Arm® (“SCA”) platform that facilitates the use of historical clinical data to incorporate into our Phase 2 clinical trial of rhenium (186Re) obisbemeda in GBM. The Sales Order had a term of six (6) months. Work under this Sales Order has been completed. As part of this collaboration, we jointly submitted with Medidata a historical clinical trials control arm methodology abstract (“HCA”) to American Society of Clinical Oncology (“ASCO”) which was accepted for publication, further strengthening this collaboration and allowing applications to advance GBM development. We plan to use the HCA for breakthrough therapy designation and Phase 2 and/or a pivotal or registrational Phase 3 trial.

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

Interim results showed that a single treatment with rhenium (186Re) obisbemeda showed a consistent decreased CSF tumor cell count/ml and was very well tolerated by all LM patients. Rhenium (186Re) obisbemeda is an outpatient administration and treatment and is easily and safely administered through a standard intraventricular catheter (Ommaya Reservoir), distributed promptly throughout the CSF, and with durable retention in the leptomeninges at least through day seven. All patients have shown well tolerated prompt and durable rhenium (186Re) obisbemeda distribution throughout the subarachnoid space. On October 10, 2023, we announced we had completed Cohort 4 of the ReSPECT-LM Phase 1/2a dose escalation trial.

A single dose of rhenium (186Re) obisbemeda at 6.6 millicurie (“mCi”) in 5.0 mL, in Cohort 1, achieved absorbed doses of 18.7 to 29.0 Gy to the ventricles and cranial subarachnoid spaces, respectively. Cohort 2 has also completed with a 13.2 mCi administered dose in 5ml and was also well tolerated. Cohort 3 enrolled three patients through early April 2023 with a 26.4 mCi administered dose.

On August 10, 2023, we presented data from the ReSPECT-LM clinical trial of rhenium (186Re) obismeda at the Society for Neuro Oncology ASCO CNS Cancer Conference.

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

Since the initial FDA feedback and receiving important adult GBM data and experience with rhenium (186Re) obisbemeda and follow-up communications with the FDA, we plan to submit a pediatric brain tumor IND to investigate the use of rhenium (186Re)

obisbemeda in two pediatric brain cancers, high-grade glioma and ependymoma, in the fourth quarter of 2023 or the first quarter of 2024.

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

Recent Developments

Biocept License Agreement

On September 7, 2023, we entered into a Non-Exclusive License and Services Agreement (the “Biocept Agreement”) with Biocept, Inc (“Biocept”), pursuant to which Biocept granted us a non-exclusive license to use the Biocept proprietary cell enumeration test, CNsideTM. In exchange for the license, we issued to Biocept 53,381 unregistered shares, the fair value of which was $75,000. The Biocept Agreement also provides that if Biocept fully transfers the technology to us, a tech transfer and validation fee of $300,000 will be payable. In addition, we were granted an option for an exclusive worldwide license for $1,000,000 on or before December 31, 2024, to process and perform cell enumeration testing for treatments for other patients including those on our radiotherapeutic drugs.

On October 16, 2023, Biocept filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Bankruptcy Code, making the full transfer of the Biocept technology to us unlikely. In addition, the Biocept Agreement is subject to provisions under the Bankruptcy Code.

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

Results of Operations

Grant Revenue

We recognized $1.2 million and $3.6 million of grant revenue during the three and nine months ended September 30, 2023, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

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

The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$2,477	$2,926	$6,846	$7,493
Stock-based compensation	16	19	50	67
Total research and development expenses	$2,493	$2,945	$6,896	$7,560

The decrease of $0.5 million in research and development expenses for the three months ended September 30, 2023 as compared to the same period in 2022 was due primarily to a decrease of $1.1 million in development of cGMP rhenium (186Re) obisbemeda offset by an increase of $1.0 million from LM clinical trial expenses compared to $0 in the same period in 2022, a license agreement payment of $0.4 million to NanoTx resulting from the first patient treated in the GBM phase 2 trial and $0.1 million of expenses for Biocept Agreement. In addition, there was a $0.7 million reduction related to professional and legal expenses and a $0.2 million decrease of travel related and other expenses.

The decrease of $0.7 million in research and development expenses for the nine months ended September 30, 2023 as compared to the same period in 2022 was due primarily to a decrease of $2.6 million in development of cGMP rhenium (186Re) obisbemeda, a decrease of $1.9 million of professional and legal expenses, offset by a license agreement payment of $1.2 million to NanoTx resulting from the first patient treated in the GBM phase 2 trial, $2.5 million from treatment of patients for LM clinical trial in 2023 compared to $0 in the same period in 2022, and $0.1 million of expenses for Biocept Agreement incurred in the third quarter of 2023.

We expect aggregate research and development expenditures to increase significantly during the remainder of 2023 as compared to the corresponding comparable period ended December 31, 2022, due to increased costs for ReSPECT-LM clinical trial under the CPRIT grant, increases in licensing payments, offset by reduced research and development spend on the cGMP development.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$1,866	$2,112	$5,787	$6,244
Stock-based compensation	132	110	378	409
Total general and administrative expenses	$1,998	$2,222	$6,165	$6,653

General and administrative expenses decreased by approximately $0.2 million during the three months ended September 30, 2023, as compared to the same period in 2022. The decrease was due primarily to a decrease in legal expenses of $0.2 million.

General and administrative expenses decreased by approximately $0.5 million during the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease was due primarily to a decrease of legal expenses of $0.5 million from expenditure incurred in 2022 related to litigation that was settled in the fourth quarter of 2022.

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

The following table summarizes the components of our stock-based compensation expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$16	$19	$50	$67
General and administrative	132	110	378	409
Total stock-based compensation	$148	$129	$428	$476

Our stock-based compensation expenses, which are impacted by grants of stock-based options, vesting schedule of such grants, as well as grant-date fair value of stock-based awards, remained consistent for the three and nine months ended September 30, 2023 and 2022.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$119	$48	$290	$74
Interest expense	(87)	(173)	(333)	(552)
Loss on disposal of property and equipment	—	—	(2)	—
Change in fair value of liability instruments	—	—	—	1
Total	$32	$(125)	$(45)	$(477)

The decrease in interest expense for the three and nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the repayment of debt principal of $1.6 million during the year ended December 31, 2022, and $1.2 million for the nine months ended September 30, 2023, respectively.

We expect interest expense in 2023 to decrease as compared with 2022 due to scheduled debt principal repayments in 2023.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2023 and December 31, 2022 (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$11,006	$18,120

Current assets	$11,584	$21,817
Current liabilities	10,538	11,852
Working capital	$1,046	$9,965

We incurred net losses of $9.5 million for the nine months ended September 30, 2023. We have an accumulated deficit of $476.7 million as of September 30, 2023. Additionally, we used net cash of $11.0 million to fund our operating activities for the nine months ended September 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

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

On September 9, 2022, we entered into an Equity Distribution Agreement (the “September 2022 Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. Sales of our common stock may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on or through the NASDAQ Capital Market. Canaccord will use its commercially reasonable efforts to sell common stock requested by the Company to be sold on its behalf, consistent with Canaccord’s normal trading and sales practices, under the terms and subject to the conditions set forth in the September 2022 Distribution Agreement. We have no obligation to sell any of our common stock. We may instruct Canaccord not to sell any common stock if the sales cannot be effected at or above the price designated by us from time to time and we may at any time suspend sales pursuant to the September 2022 Distribution Agreement. During the period from September 9, 2022 to December 31, 2022, we issued 68,758 shares under the September 2022 Distribution Agreement for net proceeds of approximately $0.6 million. From January 1, 2023 through September 30, 2023, we issued 1,819,993 shares under the September 2022 Distribution Agreement for net proceeds of approximately $4.3 million. We have reached the capacity for sales of our shares under the September 2022 Distribution Agreement.

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

On August 17, 2022, a registration statement was declared effective covering the resale of up to 633,333 shares of our common stock comprised of (i) the 32,846 initial commitment shares, and (ii) up to 600,486 shares that we have reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement. An additional commitment fee equal to 2.5% of the remainder of the $50 million will be paid if and when we sell over $25.0 million of our common stock under the 2022 Purchase Agreement. The additional commitment fee may be paid in cash, common stock, or a combination thereof. On August 21, 2023, a new registration statement was declared effective covering the resale of up to 1,500,000 shares of our common stock that we have reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement.

During the period from August 17, 2022 to December 31, 2022, we issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. We issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to September 30, 2023.

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

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022 is summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(10,970)	$(10,738)
Net cash used in investing activities	(118)	(748)
Net cash provided by financing activities	3,974	13,352
Net increase (decrease) in cash and cash equivalents	$(7,114)	$1,866

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

We are also obligated to make ongoing payments against the remaining principal, interest and final payments of approximately $4.4 million in total under the Term Loan with Oxford through the maturity date of June 1, 2024 (See Note 5 of the accompanying condensed financial statements for more information). In addition, we are obligated to make operating lease payments for our office and laboratory space and we may be required to make payments under certain of our other contractual agreements.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $11.0 million compared to $10.7 million in the same period of 2022. Our operational cash use increased by $0.3 million during the nine months ended September 30, 2023 as compared to the same period in 2022, due to a reduction of net loss of approximately $5.0 million, offset by a net change of operating assets and liabilities of approximately $5.3 million.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2023 was related to purchases of fixed assets of $0.1 million. Net cash used in investing activities for the nine months ended September 30, 2022 was related to cash payments of $250,000 made for in process research and development assets from UTHSA and purchases of fixed assets and intangible assets of $498,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily related to the net proceeds from sales of common stock of $5.2 million through the September 2022 Distribution Agreement with Canaccord and the 2022 Purchase Agreement, offset by $1.2 million of principal repayment under our Term Loan.

Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily related to sales of common stock of $14.6 million, net of offering cost through the January and September 2022 Distribution Agreement with Canaccord and the 2020 Purchase Agreement with Lincoln Park, offset by $1.2 million of principal repayment under our Term Loan.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and there have been no material changes during nine months ended September 30, 2023.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on the foregoing, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level due to a material weakness in our internal control over the application of appropriate accounting principles to significant and unusual grant revenue transactions as of September 30, 2023.

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

Upon evaluation, we concluded that we did not have adequate controls to apply appropriate accounting principles to significant and unusual grant revenue transactions. Specifically, controls over identification of significant and/or unusual transactions requiring technical analysis were not operating effectively. Management evaluated the impact of this deficiency on our disclosure controls and procedures and concluded that the control deficiency represents a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the identified material weakness described above, our Chief Executive Officer and our Chief Financial Officer believe the condensed financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness Remediation

We have taken steps to remediate the material weakness mentioned above, including strengthening our review process related to significant and unusual transactions. However, these review processes are too new to be fully tested and we cannot assure investors that these measures will significantly improve or remediate the material weakness described above.

Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the steps to remediate the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2023, we had an accumulated shareholders’ deficit of approximately $476.7 million and approximately $11.0 million of cash and cash equivalents and $1.0 million of positive working capital available for use to fund our operations and capital requirements. We do not currently have sufficient available liquidity to fund our operations for at least the next 12 months. Consequently, absent further actions, these matters raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed financial statements in this Form 10-Q are issued.

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

While we have taken remediation measures, these review processes are too new to be fully tested and therefore we cannot assure investors that these measures will significantly improve or remediate the material weakness described above.

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

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. These requirements include, among other things, maintaining a closing bid price for our common stock of $1.00 per share (the “minimum bid price requirement”) and meeting one of the following three requirements: maintaining at least $2.5 million in stockholders’ equity; maintaining $35 million of market value of listed securities; or having $500,000 in net income over the prior two years or two of the prior three years. In 2022, we received notice that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement. While we cured this deficiency in 2023 after effecting the Reverse Stock Split, there is no assurance that we will be able to maintain compliance with this standard. As of September 30, 2023, our stockholders’ equity was $2.6 million and without raising additional capital it will continue to decline. The market value of our listed securities was below $35 million and we did not have net income in the last three years. Accordingly, we may not continue to meet the continued listing standards in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2023, pursuant to the Biocept Agreement, we issued 53,381 unregistered shares to Biocept as an upfront payment, the fair value of which was $75,000. The unregistered shares are subject to resale restrictions under Rule 144.

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: October 31, 2023		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: October 31, 2023		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)