Form 10-K
period 2023-12-31
PLUS THERAPEUTICS, INC.
filed 2024-03-05
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $5.8 million based on the closing sales price of the registrant’s common stock on June 30, 2023 as reported on the Nasdaq Capital Market, of $2.02 per share.

As of February 26, 2024, there were 4,276,082 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PLUS THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our strategic collaborations and license agreements, intellectual property, U.S. Food and Drug Administration and European Medicines Agency approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our pre-clinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report, including our need for additional financing and the availability thereof; our ability to continue as a going concern; our ability to remain listed on The Nasdaq Capital Market LLC ("Nasdaq"); our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer drug product manufacturing to a contract drug manufacturing organization; potential enhancement of our cash position through development, marketing, and licensing arrangements; and a material security breach or cybersecurity attack affecting our operations and property. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under the “Risk Factor Summary” and the "Risk Factors" included below.

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

Risk Factor Summary

Below is a summary of the principal factors that may affect our business, financial condition, and results of operations. This summary does not address all of the risks that we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Further discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K ("Form 10-K") and our other filings with the SEC.

Risks Related to Our Financial Position and Capital Requirements

•
We have incurred losses since inception, and we expect to incur significant net losses in the foreseeable future and we may never become profitable and our operating results have been and will likely continue to be volatile.
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
•
If we or any party to a key collaboration, licensing, development, acquisition or similar arrangement fail to perform material obligations, or commit a breach, under such arrangement, or any arrangement is terminated for any reason, there could be an adverse effect on our business.
•
Our current business strategy is high-risk and may not be successful.
•
Reliance on government funding for our programs may impose requirements that limit our ability to take certain actions, and subject it to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.
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

PART I

Item 1. Business

References to “Plus Therapeutics,” the “Company,” “we,” “us” and “our” refer to Plus Therapeutics, Inc. References to “Notes” refer to the Notes to Financial Statements included herein (refer to Item 8).

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

The rhenium (186Re) obisbemeda technology was part of a licensed radiotherapeutic portfolio that we acquired from NanoTx, Corp. ("NanoTx") on May 7, 2020. The licensed radiotherapeutic has been evaluated in preclinical studies for several cancer targets and we have an active $3.0 million award from U.S. National Institutes of Health/National Cancer Institute which is expected to provide financial support for the continued clinical development of rhenium (186Re) obisbemeda for recurrent GBM through the completion of a Phase 2 clinical trial, including enrollment of up to 55 patients.

On August 29, 2022, we announced feedback from a Type C meeting with the United States Food and Drug Administration (“FDA”) regarding Chemistry, Manufacturing and Controls (“CMC”) practices. The meeting focused on our cGMP clinical and commercial manufacturing process for our lead investigational targeted radiotherapeutic, BMEDA-chelated rhenium (186Re) obisbemeda, for recurrent GBM.

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
•
Rhenium (186Re) obisbemeda is infused directly into the targeted tumor by CED catheter insertion using MRI guided software to avoid critical patient neurological structures and neural pathways and also bypasses the blood brain barrier, which delivers the therapeutic product where it is needed. Importantly, it reduces radiation exposure to healthy cells, in contrast to EBRT, which passes through normal tissue to reach the tumor, continuing its path through the tumor, hence being less targeted and selective.
•
Rhenium (186Re) obisbemeda is given during a single, short, in-patient hospital visit, and is available in all hospitals with nuclear medicine and neurosurgery, while EBRT requires out-patient visits five days a week for approximately four to six weeks.

ReSPECT-GBM Trial for Recurrent GBM

Recurrent GBM is the most common, complex, and aggressive primary brain cancer in adults. In the U.S., there are more than 13,000 GBM cases diagnosed and approximately 10,000 patients succumb to the disease each year. The average length of overall survival (“OS”) for GBM patients is eight months, with a one-year survival rate of 40.8% and a five-year survival rate of only 6.8% and these estimates vary and are lower in some publications. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains and tumor regrowth occurs within months. Approximately 90% or more of patients with primary GBM experience tumor recurrence. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Even today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved GBM patients OS over past decades, and a significant unmet medical need persists.

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

Rhenium (186Re) obisbemeda is under clinical investigation in a multicenter, sequential cohort, open-label, volume and dose escalation study of the safety, tolerability, and distribution of rhenium (186Re) obisbemeda given by CED catheters to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment (NCT01906385). The study uses a standard, modified 3x3 Fibonacci dose escalation, followed by a planned Phase 2 expansion trial at the maximum tolerated dose (“MTD”) / maximum feasible dose (“MFD”) or non-dose limiting toxicity (“DLT”) if MTD is not reached, to determine efficacy. The trial is funded through Phase 2 in large part by a National Institute of Health/National Cancer Institute (“NIH/NCI”) grant. These investigations have not reached DLT or MTD/MFD and the study is in its eighth dosing administration cohort. Due to the observation of a preliminary efficacy signal, we have initiated in parallel a Phase 2, non-DLT dose trial pursuant to the currently funded NIH/NCI grant. This trial will begin at the current non-DLT rhenium (186Re) obisbemeda dose and will expand exploring higher radiation doses in larger volumes to treat larger tumors. Additionally, two or more rhenium (186Re) obisbemeda administrations, if indicated, will be evaluated, and reviewed with the FDA, as well as expanded safety, imaging and efficacy data to support a planned future registrational trial.

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

On January 18, 2023, we announced that the first patient has been dosed in the ReSPECT-GBM Phase 2b dose expansion clinical trial evaluating rhenium obisbemeda for the treatment of recurrent GBM. The Phase 2b trial is expected to enroll up to 31 total patients with small- to medium-sized tumors and is targeted for full enrollment by the end of 2024, with the plan to add additional clinical sites to support the trial and an initial data read-out by the end of 2024.

In June 2023, we presented data regarding the safety and feasibility results from our Phase 1/2 Clinical Trial of 186RNL (Rhenium-186Nanoliposome) (186Re) Obisbemeda in Recurrent Glioma: The ReSPECT-GBM Trial at the Society of Nuclear Medicine & Molecular Imaging Annual Meeting.

On November 20, 2023, we announced positive data from the ongoing ReSPECT-GBM Phase 2 trial evaluating our lead radiotherapeutic, rhenium (186Re) obisbemeda, for the treatment of recurrent glioblastoma at the Society for NeuroOncology 28th Annual Meeting, which was held November 15-19, 2023 in Vancouver, Canada.

Key findings included:

•
Median overall survival (“mOS”) in 15 patients with recurrent glioblastoma (“rGBM”) from the Phase 2 study is 13 months, which is 63% better than current standard of care (bevacizumab monotherapy) of 8 months; 9 of the 15 patients remain alive.
•
Median progression free survival (“mPFS”) is 11 months, compared to SOC at 4 months.
•
Rhenium (186Re) obisbemeda continues to demonstrate a favorable safety profile, despite delivering up to 20x the dose of radiation (up to 740 Gy) typically delivered by EBRT for rGBM patients (up to 35 Gy).

•
Imaging data presented by Andrew Brenner, MD, PhD is consistent with the efficacy signal of Rhenium (186Re) obisbemeda in rGBM.

On March 31, 2022, we entered into a Sales Order (the “Sales Order”) with Medidata Solutions, Inc. (“Medidata”), pursuant to which Medidata built a Synthetic Control Arm® platform that facilitates the use of historical clinical data to incorporate into our Phase 2 clinical trial of rhenium (186Re) obisbemeda in GBM. The Sales Order had a term of six (6) months. Work under this Sales Order has been completed. As part of this collaboration, we jointly submitted with Medidata a historical clinical trials control arm methodology abstract (“HCA”) to American Society of Clinical Oncology (“ASCO”) which was accepted for publication, further strengthening this collaboration and allowing applications to advance GBM development. We plan to use the HCA for breakthrough therapy designation and Phase 2 and/or a pivotal or registrational Phase 3 trial.

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

The ReSPECT-LM is a multi-center, sequential cohort, open-label, dose escalation study evaluating the safety, tolerability, and efficacy of a single-dose application of rhenium (186Re) obisbemeda administered through intrathecal infusion to the ventricle of patients with LM after standard surgical, radiation, and/or chemotherapy treatment. The primary endpoint of the study is the incidence and severity of adverse events and dose limiting toxicities, together with determining the maximum tolerated and recommended Phase 2 dose. Full enrollment in the Phase I trial is expected by the end of 2024, with the plan to add additional clinical sites to support the trial.

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

Interim results showed that a single treatment with rhenium (186Re) obisbemeda showed a consistent decreased cerebrospinal fluid (“CSF”) tumor cell count/ml and was very well tolerated by all LM patients. Rhenium (186Re) obisbemeda is an outpatient administration and treatment and is easily and safely administered through a standard intraventricular catheter (Ommaya Reservoir), distributed promptly throughout the CSF, and with durable retention in the leptomeninges at least through day seven. All patients have shown well tolerated prompt and durable rhenium (186Re) obisbemeda distribution throughout the subarachnoid space. On October 10, 2023, we announced we had completed Cohort 4 of the ReSPECT-LM Phase 1/2a dose escalation trial.

A single dose of rhenium (186Re) obisbemeda at 6.6 millicurie (“mCi”) in 5.0 mL, in Cohort 1, achieved absorbed doses of 18.7 to 29.0 Gy to the ventricles and cranial subarachnoid spaces, respectively. Cohort 2 has also completed with a 13.2 mCi administered dose in 5ml and was also well tolerated. Cohort 3 enrolled three patients through early April 2023 with a 26.4 mCi administered dose.

On August 10, 2023, we presented data from the ReSPECT-LM clinical trial of rhenium (186Re) obisbemeda at the Society for Neuro Oncology ASCO CNS Cancer Conference.

In November 2023, the FDA granted Orphan Drug designation to rhenium (186Re) obisbemeda for the treatment of patients with breast cancer with LM.

On December 12, 2023, we announced our partnership with K2bio to implement novel analysis for CSF tumor and molecular biomarkers for CNS cancers. Initial clinical specimen processing and testing will begin in the first quarter 2024 in our ongoing Phase 1 ReSPECT-LM trial of rhenium (186Re) obisbemeda in patients with LM.

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

Since the initial FDA feedback and receiving important adult GBM data and experience with rhenium (186Re) obisbemeda and follow-up communications with the FDA, we plan to submit a pediatric brain tumor investigational new drug application (“IND”) to investigate the use of rhenium (186Re) obisbemeda in two pediatric brain cancers, high-grade glioma and ependymoma, in the first or second quarter of 2024.

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

Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere Technology

In January 2022, we announced that we licensed Biodegradable Alginate Microsphere (“BAM”) patents and technology from the University of Texas (“UT”) Health Science Center at San Antonio (“UTHSA”) to expand our tumor targeting capabilities and precision radiotherapeutics pipeline. We intend to combine our Rhenium NanoLiposome technology with the BAM technology to create a novel radioembolization technology. Initially, we intend to utilize the Rhenium-188 isotope, 188RNL-BAM for the intra-arterial embolization and local delivery of a high dose of targeted radiation for a variety of solid organ cancers such as hepatocellular cancer, hepatic metastases, pancreatic cancer and many others.

Preclinical data from an ex vivo embolization experiment in which Technetium99m-BAM was intra-arterially delivered to a bovine kidney perfusion model was presented at the 2021 Society of Interventional Radiology Annual Scientific Meeting. The study concluded that the technology required for radiolabeling BAM could successfully deliver, embolize and retain radiation in the target organ. 188RNL-BAM is a preclinical investigational drug we intend to further develop and move into clinical trials. Specifically, in 2022 we transferred the 188RNL-BAM technology from UTHSA, and began planning to develop the drug product and complete early preclinical studies to support a future FDA IND submission. Our intended initial clinical target is liver cancer which is the sixth most common and third deadliest cancer worldwide. It is a rare disease with increasing U.S. annual incidence (42,000) and deaths (30,000).

Licensing

On September 7, 2023, we entered into a Non-Exclusive License and Services Agreement (the “Biocept Agreement”) with Biocept, Inc (“Biocept”), pursuant to which Biocept granted us a non-exclusive license to use the Biocept proprietary cell enumeration test, CNsideTM. In exchange for the license, we issued to Biocept 53,381 unregistered shares, the fair value of which was $75,000. The Biocept Agreement also provides that if Biocept fully transfers the technology to us, a tech transfer and validation fee of $300,000 will be payable. In addition, we were granted an option for an exclusive worldwide license for $1,000,000 exercisable on or before December 31, 2024, to process and perform cell enumeration testing for treatments for other patients including those on our radiotherapeutic drugs.

On October 16, 2023, Biocept filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Bankruptcy Code, making the full transfer of the Biocept technology to us unlikely. In addition, the Biocept Agreement is subject to provisions under the Bankruptcy Code.

On December 31, 2021, we entered into a Patent and Technology License Agreement (the “UTHSA License Agreement”) with UTHSA, pursuant to which UTHSA granted us an irrevocable, perpetual, exclusive, fully paid-up license, with the right to sublicense and to make, develop, commercialize and otherwise exploit certain patents, know-how and technology related to the development of BAM containing nanoliposomes loaded with imaging and/or therapeutic payloads. Therapeutic payloads may include radiotherapeutics, chemotherapeutics, or thermotherapeutics.

The BAM technology is delivered directly into the intra-arterial vascular system via commonly utilized and standard interventional vascular catheters and techniques that allow precise placement into the arterial blood vessels feeding tumors. Once injected, BAM technology provides a potential dual therapeutic delivery—blocking blood flow to the tumors by alginate microsphere tumor capillary embolization with simultaneous delivery of very high doses of cytotoxic compounds including radiation, such as nanoliposome encapsulated bi-functionally chelated Re-188, for an extended time. Weeks later, the delivered BAM are physiologically metabolized allowing excretion from the body. Rhenium-188 is an attractive and ideal therapeutic isotope for this application because of its 16.9 hour half-life, 2.12MEV β-decay and ~3.8mm tissue path-length, and simultaneous 155Kev γ-decay that allow simultaneous SPECT/CT imaging with commonly available imaging equipment to easily and non-invasively monitor product administration, delivery and dosimetry absorbed dose evaluation.

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

The initial inventions and work behind the licensed patents and technologies were developed and led by William Phillips MD, Professor of Nuclear Medicine, and team at UTHSA. The 188RNL-BAM technology incorporates Rhenium-188, or 188Re, a unique isotope for radiotherapeutic embolization owing to its emission of a high energy (2.12Mev) electron (beta particle, 16.9 hour half-life with a 3.8mm decay path length. 188Re also emits 155kev gamma energy that permits high quality, real-time imaging of the BAM construct delivery localization and confirmation. BAMs are not permanent and are anticipated to degrade over time, allowing restoration of blood flow, decreasing radiation resistance, and allowing for safer physiological clearance of 188Re through the kidneys, which may minimize bone marrow toxicity.

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

The licensed radiolabeled nanoliposome platform was developed by a multi-institutional consortium based in Texas at the Mays Cancer Center / UTHSA MD Anderson Cancer Center led by Dr. Andrew Brenner, MD, PhD, who is the Kolitz Chair in Neuro-Oncology Research and Co-Leader of the Experimental and Developmental Therapeutics Program. The technology was previously owned by NanoTx and funded by both the NIH/NCI and CPRIT. There is an active $3 million award from NIH/NCI which is expected to financially support the continued clinical development of rhenium (186Re) obisbemeda for recurrent glioblastoma.

Manufacturing

We have a dedicated nanoparticle research & development facility located in San Antonio, Texas. The facility and processes are designed to comply with cGMP per FDA and the European Medicines Agency (“EMA”) regulations for the manufacture of drug candidates for clinical trials, research, and development. As described below, upon completion of the research and development phase of a drug candidate, certain parts of the manufacturing processes for such candidate may be transferred to contract manufactures to support clinical trials and commercial release. Upon approval of our drug candidates, we expect our manufacturing capabilities to include validated manufacturing processes for the drug product as well as a quality assurance product release process with the ability to ultimately scale-up the process to meet increasing market demands. We believe our strategic investments in our analytical, development and manufacturing capabilities, including personnel with expertise from drug discovery through drug development, will allow us to advance our product candidates more quickly. Expertise gained in manufacturing our drug products may be applied to other formulations in the future, further leveraging our capabilities. Our San Antonio facility is designed to enable us to develop drug substances, and drug products, in a cost-effective manner while retaining control over the intellectual property, process and timing of development activities. The use of a qualified Contract Drug Manufacturing Organization is entitled to be utilized to perform various manufacturing processes as we deem appropriate to meet our operational objectives. In addition, we have entered into master services agreements (“MSAs”) with third parties, including Piramal Pharma Solutions, Inc. (“Piramal”), ABX Advanced Biochemical Compounds GmbH, IsoTherapeutics Group, LLC, and Radiomedix, Inc. in connection with the development, manufacture, and supply of our rhenium (186Re) obisbemeda drug product.

Competition

Our business is conducted in intensely competitive and highly regulated markets. The life science industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our products or product candidates, including small and large, domestic and multinational, medical device, biotechnology and pharmaceutical companies, academic institutions, government agencies, and private and public research institutions. Competitors may have greater experience in, and resources to devote to, developing drugs, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization.

We expect that product candidates in our pipeline, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage, and reimbursement by third-party payers, extent of adverse side effects, and convenience of treatment procedures.

Competition for our product candidate, particularly rhenium (186Re) obisbemeda and 188RNL-BAM may come from a single or combination therapy in the future.

Currently, there are many other entities pursuing drug development programs for the indications we are currently pursuing with our product candidates.

Significant competitors that have reported drug development programs at various clinical stages for the various indications listed include, but are not limited to:

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

We license the proprietary formulation and proprietary methods of manufacture of the nanoliposome-encapsulated radionucleotides. rhenium (186Re) obisbemeda and 188RNL-BAM are covered by U.S. Patent No. 7,718,160, (the “160 Patent”) which will expire in December 2026. Patent term extension, codified in 35 U.S.C. §156, provides a means of recapturing time lost during the regulatory approval process. Based upon this regulation, we will apply for patent term extension for the ‘160 Patent for the time equal to the regulatory review period for rhenium (186Re) obisbemeda. This has the potential to extend patent coverage for this product for up to another five years. The ‘160 Patent covers rhenium (186Re) obisbemeda and 188RNL-BAM and their method of manufacture. The patent family also contains granted patents in Canada (2,490,959), Europe, validated in United Kingdom, France, and Germany (1536843), and Australia (2003241598), which expired in May 2023.

188RNL-BAM is also covered by U.S. Patent Appl. No. 17/611,929 titled Radiotherapeutic Microspheres, to which we have a license. This application is directed to a method of producing liposome containing alginate microspheres. This application was filed on November 17, 2021, and any patent granted from or claiming priority to it is expected to expire in May 2040, not including any patent term adjustment or patent term extension. The patent family includes issued patents in Japan (7369793) and Singapore (11202112919W) in addition to applications in Canada (3140856) (allowed), Israel (288275), India (202117000000), Mexico (MX/a/2021/014300), Saudi Arabia (521430917), Thailand (2101007246), South Africa (2021/09366), Vietnam (1-2021-08154), Philippines (12021552927), China (202080037924.2), Europe (20809701.4), Brazil (BR112021023449-7), Singapore (10202303608P), Indonesia (P00202111333), Malaysia (PI2021006914), Australia (2020280044), and New Zealand (782354).

188RNL-BAM is also covered by PCT/US2022/018992 titled Loading Alginate Microspheres, to which we have a license. This application is directed to a method for post-manufacture loading of a liposome-containing hydrogel microsphere. This application was filed March 4, 2022, and any patent granted from applications claiming priority to this application are expected to expire in March 2042. National stage applications were filed in the United States (18/280,427), Australia (2022228358), Canada (3212641), Brazil (112023018053), South Korea (1020230169122), China (117241781), Europe (4301341), Mexico (MX/a/2023/010409), and Israel (305730).

We co-own PCT Application No. PCT/US2021/059969 and U.S. Patent Appl. No. 17/746,853, titled Radiolabeled Liposomes and Methods of Use Thereof, which are directed to methods of treating a disease, including but not limited to cancer, comprising administering 186Re and 188Re nanoliposomes via CED. These applications were filed on November 18, 2021 and May 17, 2022, respectively, and any patents issued from, in the case of the U.S. application, or claiming priority to them are expected to expire in November 2041, not including any patent term adjustment or patent term extension. National stage applications were filed in Australia (2021381376), Brazil (112023009541-7), Canada (3198991), China (2021800909262), Europe (21895620.9), Indonesia (P00202305319), Israel (302964), Japan (2023-553170), South Korea (10-2023-7020403), Malaysia (PI 2023002944), and Mexico (MX/a/2023/005857) in 2023.

We co-own PCT Application No. PCT/US2023/11564, titled Radiolabeled Liposomes and Methods of Use for Treating Leptomeningeal Metastases, which is directed to methods of treating Leptomeningeal Metastases comprising administering 186Re and/or 188Re nanoliposomes via an intraventricular reservoir. This application was filed on January 25, 2023, and any patent issued claiming priority to it is expected to expire in January 2043, not including any patent term adjustment or patent term extension. The 30-month deadline to file national stage applications claiming priority to PCT Application No. PCT/US2023/011564 is July 25, 2024.

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

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. Manufactures of pharmaceutical products may also be subject to state and local regulation. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the imposition by the FDA or an institutional review board, or IRB, of a clinical hold, FDA refusal to approve pending new drug applications, or NDAs, or supplements, withdrawal of approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal investigation, penalties, or prosecution.

Product development for a new product or certain changes to an approved product in the United States typically involves:

•
Completion of preclinical laboratory studies, formulation studies, and animal studies, some in compliance with the FDA’s Good Laboratory Practices, or (“GLP”), regulations, and the Animal Welfare Act administered and enforced by the United States Department of Agriculture;
•
Submission to the FDA of an investigational new drug application to support human clinical testing, which must become effective before clinical testing may commence;
•
Approval by an institutional review board (“IRB”) before each trial may be initiated at each clinical site;
•
Performance of adequate and well-controlled clinical trials under protocols submitted to the FDA and reviewed and approved by each IRB, conducted in accordance with federal regulations and current Good Clinical Practices, or GCP, to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought;
•
Submission of a New Drug Application (“NDA”) to the FDA;
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

The FDA may also refer applications for drug candidates that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug candidate is safe and effective in the intended indication.

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

Under the Pediatric Research Equity Act, or PREA, certain NDAs must include an assessment, generally based on clinical trial data, of the safety and effectiveness of the product candidate in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at a company’s request or by its own initiative, including waivers for certain products not likely to be used in a substantial number of pediatric patients. Products with orphan drug designation are exempt from these requirements for orphan-designated indications with no formal waiver process required. Any original NDA for a new active ingredient must contain reports on molecularly targeted pediatric cancer investigations, unless the requirement is waived or deferred, if the drug that is the subject of the application is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA has determined is substantially relevant to the growth or progression of a pediatric cancer. This requirement applies even if the adult cancer indication does not occur in the pediatric population, and even if the drug is for an adult indication for which orphan designation has been granted.

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

HIPAA created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

Additionally, the federal Physician Payments Sunshine Act within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, we began to be required to report on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives.

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

Different pricing and reimbursement schemes exist in other countries. In the E.U., governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the E.U., for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug product under E.U. regulatory systems, we must submit a marketing authorization application. The application used to file the drug product in the United States is similar to that required in the E.U., with the exception of, among other things, country-specific document requirements.

For other countries outside of the E.U., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees and Human Capital

As of December 31, 2023, we had 20 full-time employees. Of these full-time employees, ten were engaged in research and development, and ten were engaged in management, finance and administration. From time to time, we also employ independent contractors to support our operations. Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

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

Our corporate offices are located at 4200 Marathon Blvd., Suite 200, Austin, TX. Our telephone number is (737) 255-7194. We maintain a website at the following address: www.plustherapeutics.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q (“Form 10-Q”), and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Press Releases” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Press Releases” page of our website and review the information we post on that page.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.

Item 1A. Risk Factors

The risk factors described below, as well as statements described elsewhere in this Form 10-K, including our audited Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” or in other SEC filings, describe risks that could materially and adversely affect our business, financial condition, and results of operations, which could also cause the trading price of our equity securities to decline. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Related to our Financial Position and Capital Requirements

We have incurred losses since inception, we expect to incur significant net losses in the foreseeable future and we may never become profitable and our operating results have been and will likely continue to be volatile.

We have generated negative cash flows from operations and have incurred net operating losses each year since we started business. For the year ended December 31, 2023, we incurred net losses of $13.3 million and our net cash used in operating activities was $12.9 million. As of December 31, 2023, our accumulated deficit was $480.5 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next twelve months. As our focus on development of nanomedicine and the development of therapeutic applications has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. We expect to continue operating in a loss position and expect that recurring operating expenses will be at higher levels for the year ending December 31, 2024 as we perform clinical trials and other development activities for our nanomedicine product candidates.

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

As of December 31, 2023, we had an accumulated stockholders’ deficit of approximately $480.5 million, a working capital deficit of approximately $0.9 million, and approximately $8.6 million of cash and cash equivalents to fund our operations and capital requirements. We do not currently have sufficient available liquidity to fund our operations for at least the next 12 months. Consequently, absent further actions, these matters raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Form 10-K are issued.

We have a history of generating losses and negative cash flows from operations. Our financial statements have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional debt, equity or other financing. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our intellectual property or product candidates or otherwise agree to terms unfavorable to us.

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

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. These requirements include, among other things, maintaining a closing bid price for our common stock of $1.00 per share (the “minimum bid price requirement”) and meeting one of the following three requirements: maintaining at least $2.5 million in stockholders’ equity; maintaining $35 million of market value of listed securities; or having $500,000 in net income over the prior two years or two of the prior three years. In 2022, we received notice that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement. While we cured this deficiency in 2023 after effecting the Reverse Stock Split (as defined below), there is no assurance that we will be able to maintain compliance with this standard. As of December 31, 2023, our stockholders’ deficit was $1.3 million. The market value of our listed securities was below $35 million and we did not have net income in the last three years. As a result, we no longer meet the alternative compliance standards of market value of listed securities or net income from continuing operations for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain stockholders’ equity of at least $2.5 million. We expect to receive a written notice from Nasdaq staff indicating that we no longer meet the listing requirement subsequent to filing of this Form 10-K in March 2024, with a period to cure such noncompliance. We intend to evaluate various courses of action to regain compliance with Nasdaq Listing Rule 5550(b)(1) within the compliance period to be specified by Nasdaq. However, there can be no assurance that we will be able to regain compliance within such compliance period or, if we regain compliance, that we will not fall out of compliance with one of Nasdaq’s continued listing standards at some future point in time and without raising additional capital it will continue to decline.

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

On August 17, 2022, a registration statement (the "First Registration Statement") was declared effective covering the resale of up to 9,500,000 shares of our common stock comprised of (i) the 492,698 Commitment Shares, and (ii) up to 9,007,302 shares that we reserved for issuance and sale to Lincoln Park under the Purchase Agreement. We cannot sell more shares under the 2022 Purchase Agreement without registering additional shares. We sold approximately 527,166 shares under the First Registration Statement.

On August 18, 2023, a second registration statement (the “Second Registration Statement”) was declared effective covering the resale of up to an additional 1,500,000 shares of our common stock that we reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement from time to time. We sold 150,000 shares under the Second Registration Statement. We cannot sell more shares pursuant to the 2022 Purchase Agreement than are registered under the Second Registration Statement without registering additional shares.

Even with the arrangements described above, we will need to complete additional financing transactions in order to continue operations. These arrangements may also not be sufficient in the near-term. Given, among other things, the current status of the capital markets and our recent stock price performance and financing strategies we may pursue may not be sufficient to fund our operations in the near term, there can be no assurances that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or be on favorable terms. Additionally, our cost of capital will depend upon numerous factors including, but not limited to, the strength of the financial markets, global market conditions, including inflationary pressures, interest rate fluctuations, our recovery and financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. If we are unable to access current financings or secure future financings, including for any of the foregoing reasons, it will have a negative impact on our cash flows and our ability to meet our financial obligations. Failure to raise capital as and when needed, on favorable terms or at all, would have a significant negative impact on our financial condition and our ability to develop our product candidates.

The volatility in the global capital markets may negatively impact our ability to obtain additional debt financings and modify our existing debt facilities and may increase the risk of non-compliance with covenants under our existing loan agreement.

Under the Loan and Security Agreement, dated May 29, 2015 (the “Loan and Security Agreement”), as amended, with Oxford Finance, LLC (“Oxford”), Oxford made a term loan to us in an aggregate principal amount of $17.7 million (the “Term Loan”) subject to the terms and conditions set forth therein. As of December 31, 2023, the outstanding principal balance of the Term Loan was $0.8 million. In addition, we are obligated to pay a final payment fee of $3.2 million at the earlier of the maturity date, acceleration, or payment of the Term Loan.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K and Form 10-Q, as required by Section 404 of the Sarbanes-Oxley Act.

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

If we or any party to a key collaboration, licensing, development, acquisition or similar arrangement fail to perform material obligations, or commit a breach, under such arrangement, or any arrangement is terminated for any reason, there could be an adverse effect on our business.

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

On December 31, 2021, we entered into an exclusive license agreement with UT Health Science Center at San Antonio for the global rights to develop and commercialize Rhenium-188 NanoLiposome biodegradable alginate microspheres (188RNL-BAM). Under the license agreement with UTHSA, we are required to use commercial reasonable efforts to develop the 188RNL-BAM product candidate acquired under the license agreement. Further, we are subject to future milestone, earn-out and other payments to UTHSA all of which are tied to our commercialization and sale activities for product candidates. If we are unsuccessful in our efforts to develop these assets, or if UTHSA and we were to enter into a dispute over the terms of our agreement, then our business could be seriously harmed.

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

Reliance on government funding for our programs may impose requirements that limit our ability to take certain actions, and subject it to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.

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
•
emerging of dosing issues;
•
lack of adequate funding to continue the clinical trials, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies, and increased expenses associated with the services of our contract research organization (“CROs”) and other third parties;
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

We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any of our product candidates, including the occurrence of significant adverse events in clinical trials. Such significant adverse events could lead to clinical trial challenges, such as difficulties in patient recruitment, retention, and adherence, potential product liability claims, and possible trial termination by us, regulatory authorities, and/or an IRB or ethics committees. These types of clinical trial challenges could delay or prevent regulatory approval of our product candidate. Significant adverse events may also lead regulatory authorities to require additional warnings on the label for such product, require us to conduct additional costly post-marketing studies, require us to develop a risk evaluation and mitigation strategy (“REMS”), among other possible requirements. If the product candidate has already been approved, such approval may be withdrawn. Any delay in, denial, or withdrawal of marketing approval for one of our product candidates will adversely affect our financial position. Even if our product candidates receive marketing approval, undesirable side effects may limit the product’s commercial viability. Patients may not wish to use our product, physicians may not prescribe our product, and our reputation may suffer. Any of these events may significantly harm our business and financial prospects.

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
•
pricing and cost effectiveness.

We expect physicians’ inertia and skepticism to also be a significant barrier as we attempt to gain market penetration with our future products. We believe we will continue to need to finance lengthy and time-consuming clinical studies to provide evidence of the medical benefit of our products and resulting therapies in order to overcome this inertia and skepticism.

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

Before any new drugs may be introduced to the U.S. market, the manufacturer generally must obtain FDA approval through either an abbreviated new drug application (“ANDA”) process for generic drugs off patent that allow for bioequivalence to an existing reference listing drug (“RLD”) or the lengthier NDA process, which typically requires multiple successful and successive clinical trials to generate clinical data supportive of safety and efficacy along with extensive pharmacodynamic and pharmacokinetic preclinical testing to demonstrate safety. Our RNL product candidates are subject to the FDA’s 505(b)(1) NDA process. NDA drugs can take significant time due to the preclinical and clinical trial requirements.

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

Approved drug products are subject to ongoing regulatory requirements and oversight, including requirements related to manufacturing, quality control, conduct of post-marketing studies, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting. Regulatory authorities subject a marketed product, its manufacturer, and the manufacturing facilities to continual review and periodic inspections. We, our collaborators, and our and their respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of products (including applicable anti-kickback, fraud and abuse and other health care laws and regulations), required submissions of safety and other post-market information and reports, registration requirements, Clinical Good Manufacturing Practices regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Regulatory agencies may change existing requirements or adopt new requirements or policies. We, our collaborators, and our and their respective contractors, suppliers, and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

In addition, the Drug Supply Chain Security Act enacted in 2013 imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing. In December 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. The CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown. Other legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug candidates, may be or whether such changes will have any other impacts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or E.U. member state level may result in significant additional requirements or obstacles that may increase our operating costs.

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

Manufacturing or quality assurance difficulties at our contractors and suppliers, the failure or refusal of a supplier or contract manufacturer to supply contracted quantities, or increases in demand on a supplier with constrained capacity could result in delays and disruptions in the manufacturing, distribution, and sale of our products and /or product candidates, leading to lost revenue or reduced market opportunities. Supply constraints may also lead to pauses, discontinuations, or other product availability issues in one or more markets, which could have a material adverse effect on our consolidated results of operations and cash flows. Further, cost inflation and global transportation and logistics challenges, as well as tight labor markets, have caused, and in the future may cause, delays in, and increase costs related to, distribution of our products, the construction or other acquisition of additional manufacturing capacity, procurement activity, and supplier or contract manufacturer arrangements. These disruptions and challenges could result from actual or perceived quality, oversight, or regulatory compliance problems; natural disasters (including increased instances or severity of natural disasters or other events that may be due to climate change), public health outbreaks, epidemics, or pandemics; periods of uneven economic growth or downturns; emergence or escalation of, and responses to international tension and conflicts; equipment, mechanical, data, or information technology system (“IT system”) vulnerabilities, such as system inadequacies, inadequate controls or procedures, operating failures, unauthorized access, service interruptions or failures, security breaches, malicious intrusions, theft, exfiltration, ransomware or other cyber-attacks from a variety of sources; labor shortages; challenges and complexities in manufacturing new drug modalities; contractual disputes with our suppliers and contract manufacturers; vertical integration by competitors within our supply chain; or inability to obtain single-source or other raw or intermediate materials.

If a sole source supplier ceases supply of raw materials necessary, there is no guarantee that we will find an alternative supplier for the necessary raw materials on terms acceptable to us, or at all. Finding alternative suppliers if and as necessary due to geopolitical developments or otherwise may not be feasible or could take a significant amount of time and involve significant expense due to the nature of our products and product candidates. Further the qualification process for a new vendor could take months or years, and any such day in qualification could significantly harm our business.

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

We maintain a small executive team. Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain, and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We compete for talent with numerous companies, as well as universities and non-profit research organizations. In the future, we may hire a significant number of scientists, quality and regulatory personnel, and other technical staff with the requisite expertise to support and expand our nanomedicine business. The manufacturing of our oncology drug assets is a highly complex process that requires significant experience and know-how. If we are unable to attract personnel with the necessary skills and experience to reestablish and expand our nanomedicine business, which is currently conducted out of our San Antonio, Texas facility, our business could suffer.

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

Throughout the clinical trial process, we may obtain the private health information of our trial subjects. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. The Healthcare Information Portability and Accountability Act (“HIPAA") imposes privacy, security, breach reporting obligations, and mandatory contractual terms on covered entity health care providers, health plans, and health care clearinghouses, as well as their "business associates" – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Most states have laws requiring notification of affected individuals and state regulators (breach notification laws) in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Additionally, in California, the California Consumer Privacy Act (“CCPA”) establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. The European Union’s General Data Protection Regulation, which imposes fines of up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater, Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use and disclosure of patient health information abroad. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
we, NanoTx, or UTHSA, as the case may be, might not have been the first to file patent applications for the covered inventions;
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
•
the API used in rhenium (186Re) obisbemeda, 186-Re, is routinely produced in nuclear reactors or at a particle accelerator and is commercially available as 186-Re Sulfide for isotropic radiation synovectomy of medium sized joints and in developing countries as 186-Re-HEDP for bone pain palliation;
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

Our certificate of incorporation allows us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock. To raise additional capital, we may in the future sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are lower than the prices paid by existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could result in substantial dilution to the interests of existing stockholders.

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

As of December 31, 2023, we had issued 4,522,656 shares of our common stock, of which 4,444,097 shares were outstanding. Sales of a number of shares of common stock in the public market could cause the market price of our common stock to decline. We may also sell additional common stock or securities convertible into or exercisable or exchangeable for common stock in subsequent public or private offerings or other transactions, which may adversely affect the market price of our common stock.

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

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable. These provisions could also prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors (the “Board”). Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions:

•
authorize our Board to issue without stockholder approval up to 5,000,000 shares of preferred stock, the rights of which will be determined at the discretion of the Board;
•
require that stockholder actions must be effected at a duly called stockholder meeting and cannot be taken by written consent;
•
establish advance notice requirements for stockholder nominations to our Board or for stockholder proposals that can be acted on at stockholder meetings; and
•
limit who may call stockholder meetings.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program

We have implemented a cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of safeguards, such as: password protection; multi-factor authentication; monitoring and alerting systems for internal and external threats; and regular evaluations of our cybersecurity program.

We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider. We use a number of means to assess cyber risks related to our third-party service providers, including conducting due diligence in connection with onboarding new vendors. We also seek to include appropriate security terms in our contracts, where applicable as part of our oversight of third party providers.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

We maintain an incident response program. In the event of a cybersecurity incident, designated personnel are responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We maintain a Data Breach Response Policy, which includes an Incident Response Plan (“IRP”) in the event of a significant cybersecurity incident. In the event of a significant cybersecurity incident, our Chief Financial Officer (“CFO”) will chair an incident response team to handle the incident. Such incident response team will include members of IT, finance (if applicable), legal, communications, human resources and any affected unit or department. IT, along with a designated forensic team, will use the IRP to guide the response.

Governance

Management Oversight

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Information Technology and Facilities Director (the “ITFD”). Our ITFD is a third-party consultant, from whom we have a dedicated resource who specializes in the industry, has over 25 years of experience addressing cybersecurity risks. Our ITFD is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our CFO oversees the ITFD and briefs our Board on cybersecurity matters, including the nature and design of our cybersecurity program, and threats, events, and program enhancements.

Board Oversight

While the Board has overall responsibility for risk oversight, the Board recently delegated to the audit committee of the Board the responsibility for assisting the Board with cybersecurity disclosure matters. In its oversight role, the Board is expected to specifically consider risks that relate to the reputation of the Company and the general industry in which we operate, including with respect to privacy, information technology and cybersecurity and threats to technology infrastructure.

On a regular basis, the CFO reports to the Board on cybersecurity matters, including key risks, the potential impact of those exposures on the Company’s business, financial results, operations and reputation and the programs and steps implemented by management to monitor and mitigate risks.

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall approach to risk management. Given the nature and size of our Company, we do not have a dedicated enterprise risk function, but our executives regularly consider and evaluate risks to our Company. As part of that risk management process, members of our executive team identify, assess and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity, and raise them for discussion with other executives, and where it is determined to be appropriate, issues are also raised to the Board for consideration.

As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations or financial condition or are reasonably likely to have such a material effect. While we have implemented a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information regarding risks relating to privacy and cybersecurity, see “Item 1A—Risk Factors.”

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

Market Information

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “PSTV.”

As of February 26, 2024, the Company had approximately four record holders of common stock. Because many of the Company’s outstanding shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these record holders.

The Company has never paid cash dividends to its stockholders. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Any future dividend policy will be determined by the Board and will be based upon various factors, including the Company’s results of operations, financial condition, current and anticipated cash needs, future prospects, contractual restrictions and other factors as the Board may deem relevant.

The information under the subheading “Equity Compensation Plan Information” under Item 12, Part III of this Form 10-K is incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 31, 2023, the Company announced that its Board has approved a share repurchase program (the “Share Repurchase Program”), with authorization to repurchase up to $500,000 of the outstanding shares of the Company’s common stock. The Company intends to fund any repurchases under the Share Repurchase Program with available cash. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors, including consent of the Company’s lender. Repurchases may be made from time to time on the open market over through October 31, 2024.

During the year ended December 31, 2023, the Company purchased 78,559 of its common shares for approximately $126,000 as treasury stock. During the period January 1, 2024 through February 26, 2024, the Company purchased 168,015 of its common shares for approximately $340,000 as treasury stock.

The following table presents information with respect to purchases of common stock of the Company during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	—	$ —	—	—	$500,000
November 1, 2023 - November 30, 2023	63,154	$1.59	63,154	251,311	$399,585
December 1, 2023 - December 31, 2023	15,405	$1.85	15,405	200,587	$371,086
Total	78,559	$1.72	78,559	200,587	$371,086

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the following sections:

•
Overview that discusses our business.
•
Results of Operations that includes a discussion of our revenue and expenses.
•
Liquidity and Capital Resources that discusses key aspects of our statements of cash flows, changes in our financial position and our financial commitments.

Overview

Plus Therapeutics is a U.S. pharmaceutical company developing targeted radiotherapeutics with advanced platform technologies for CNS cancers. Our novel radioactive drug formulations and therapeutic candidates are designed to deliver safe and effective doses of radiation to tumors. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

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
•
Rhenium (186Re) obisbemeda is infused directly into the targeted tumor by CED catheter insertion using MRI guided software to avoid critical patient neurological structures and neural pathways and also bypasses the blood brain barrier, which delivers the therapeutic product where it is needed. Importantly, it reduces radiation exposure to healthy cells, in contrast to EBRT, which passes through normal tissue to reach the tumor, continuing its path through the tumor, hence being less targeted and selective.
•
Rhenium (186Re) obisbemeda is given during a single, short, in-patient hospital visit, and is available in all hospitals with nuclear medicine and neurosurgery, while EBRT requires out-patient visits five days a week for approximately four to six weeks.

ReSPECT-GBM Trial for Recurrent GBM

Recurrent GBM is the most common, complex, and aggressive primary brain cancer in adults. In the U.S., there are more than 13,000 GBM cases diagnosed and approximately 10,000 patients succumb to the disease each year. The average length of overall survival (“OS”) for GBM patients is eight months, with a one-year survival rate of 40.8% and a five-year survival rate of only 6.8% and these estimates vary and are lower in some publications. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains and tumor regrowth occurs within months. Approximately 90% or more of patients with primary GBM experience tumor recurrence. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Even today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved GBM patients OS over past decades, and a significant unmet medical need persists.

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

On January 18, 2023, we announced that the first patient has been dosed in the ReSPECT-GBM Phase 2b dose expansion clinical trial evaluating rhenium obisbemeda for the treatment of recurrent GBM. The Phase 2b trial is expected to enroll up to 31 total patients with small- to medium-sized tumors and is targeted for full enrollment by the end of 2024, with the plan to add additional clinical sites to support the trial and an initial data read-out by the end of 2024.

In June 2023, we presented data regarding the safety and feasibility results from our Phase 1/2 Clinical Trial of 186RNL (Rhenium-186 Nanoliposome) (186Re) Obisbemeda in Recurrent Glioma: The ReSPECT-GBM Trial at the Society of Nuclear Medicine & Molecular Imaging Annual Meeting.

On November 20, 2023, we announced positive data from the ongoing ReSPECT-GBM Phase 2 trial evaluating our lead radiotherapeutic, rhenium (186Re) obisbemeda, for the treatment of recurrent glioblastoma at the Society for NeuroOncology 28th Annual Meeting, which was held November 15-19, 2023 in Vancouver, Canada.

Key findings included:

•
Median overall survival (“mOS”) in 15 patients with recurrent glioblastoma (“rGBM”) from the Phase 2 study is 13 months, which is 63% better than current standard of care (bevacizumab monotherapy) of 8 months; 9 of the 15 patients remain alive.
•
Median progression free survival (“mPFS”) is 11 months, compared to SOC at 4 months.
•
Rhenium (186Re) obisbemeda continues to demonstrate a favorable safety profile, despite delivering up to 20x the dose of radiation (up to 740 Gy) typically delivered by EBRT for rGBM patients (up to 35 Gy).

•
Imaging data presented by Andrew Brenner, MD, PhD is consistent with the efficacy signal of Rhenium (186Re) obisbemeda in rGBM.

On March 31, 2022, we entered into a Sales Order (the “Sales Order”) with Medidata Solutions, Inc. (“Medidata”), pursuant to which Medidata built a Synthetic Control Arm® platform that facilitates the use of historical clinical data to incorporate into our Phase 2 clinical trial of rhenium (186Re) obisbemeda in GBM. The Sales Order had a term of six (6) months. Work under this Sales Order has been completed. As part of this collaboration, we jointly submitted with Medidata a historical clinical trials control arm methodology abstract (“HCA”) to American Society of Clinical Oncology (“ASCO”) which was accepted for publication, further strengthening this collaboration and allowing applications to advance GBM development. We plan to use the HCA for breakthrough therapy designation and Phase 2 and/or a pivotal or registrational Phase 3 trial.

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

The ReSPECT-LM is a multi-center, sequential cohort, open-label, dose escalation study evaluating the safety, tolerability, and efficacy of a single-dose application of rhenium (186Re) obisbemeda administered through intrathecal infusion to the ventricle of patients with LM after standard surgical, radiation, and/or chemotherapy treatment. The primary endpoint of the study is the incidence and severity of adverse events and dose limiting toxicities, together with determining the maximum tolerated and recommended Phase 2 dose. Full enrollment in the Phase 1 trial is expected by the end of 2024, with the plan to add additional clinical sites to support the trial.

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

Interim results showed that a single treatment with rhenium (186Re) obisbemeda showed a consistent decreased cerebrospinal fluid (“CSF”) tumor cell count/ml and was very well tolerated by all LM patients. Rhenium (186Re) obisbemeda is an outpatient administration and treatment and is easily and safely administered through a standard intraventricular catheter (Ommaya Reservoir), distributed promptly throughout the CSF, and with durable retention in the leptomeninges at least through day seven. All patients have shown well tolerated prompt and durable rhenium (186Re) obisbemeda distribution throughout the subarachnoid space. On October 10, 2023, we announced we had completed Cohort 4 of the ReSPECT-LM Phase 1/2a dose escalation trial.

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

In November 2023, the FDA granted Orphan Drug designation to rhenium (186Re) obisbemeda for the treatment of patients with breast cancer with LM.

On December 12, 2023, we announced our partnership with K2bio to implement novel analysis for CSF tumor and molecular biomarkers for CNS cancers. Initial clinical specimen processing and testing will begin in the first quarter 2024 in our ongoing Phase 1 ReSPECT-LM trial of rhenium (186Re) obisbemeda in patients with LM.

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

Since the initial FDA feedback and receiving important adult GBM data and experience with rhenium (186Re) obisbemeda and follow-up communications with the FDA, we plan to submit a pediatric brain tumor IND to investigate the use of rhenium (186Re) obisbemeda in two pediatric brain cancers, high-grade glioma and ependymoma, in the first or second quarter of 2024.

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

Recent Developments

Biocept License Agreement

On September 7, 2023, we entered into a Non-Exclusive License and Services Agreement (the “Biocept Agreement”) with Biocept, Inc (“Biocept”), pursuant to which Biocept granted us a non-exclusive license to use the Biocept proprietary cell enumeration test, CNsideTM. In exchange for the license, we issued to Biocept 53,381 unregistered shares, the fair value of which was $75,000. The Biocept Agreement also provides that if Biocept fully transfers the technology to us, a tech transfer and validation fee of $300,000 will be payable. In addition, we were granted an option for an exclusive worldwide license for $1,000,000 exercisable on or before December 31, 2024, to process and perform cell enumeration testing for treatments for other patients including those on our radiotherapeutic drugs.

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

Results of Operations

Grant Revenue

On September 19, 2022, we entered into the CPRIT Contract, effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. We received $7.1 million of the available funding under the CPRIT Grant during 2022 and 2023, of which we recognized $4.9 million and $0.2 million of grant revenue during the years ended December 31, 2023 and 2022, respectively. The amounts recognized represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM. As of December 31, 2023, we had $1.9 million of deferred revenue related to the CPRIT Grant.

We expect grant revenue will increase during 2024 and the remaining term of the CPRIT Grant through August 2025, as we continue to expand the LM clinical trial to add clinical sites and enroll patients. The ability to continue to access the grant remains subject to additional FDA approval of the LM clinical trial, ability to deliver expanded drug supply and continued enrollment of patients. In addition, grant revenue amounts will vary quarter to quarter based on enrollment, mandated safety periods between cohorts and required interactions with FDA.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Research and development	$9,624	$9,611
Share-based compensation	66	87
Total research and development expenses	$9,690	$9,698

Research and development expenses for the year ended December 31, 2023 remained consistent with the same period in 2022, due to a decrease of $3.4 million in development of cGMP rhenium (186Re) obisbemeda, a decrease of $1.9 million of professional and legal expenses, offset by a license agreement payment of $1.7 million to NanoTx Corp., from which we licensed our rhenium (186Re) obisbemeda technology, resulting from the first patient treated in the GBM phase 2 trial and obligation to pay NanoTx 15% of CPRIT grant proceeds received (See Note 6 of the accompanying financial statements for more information), $3.0 million from treatment of patients for LM clinical trial in 2023, and $0.6 million increase of payroll expenses.

We expect aggregate research and development expenditures to increase significantly during 2024 as compared to the corresponding comparable period ended December 31, 2023, due to increased costs for the ReSPECT-LM clinical trial (for which CPRIT grant funding is available), increases in licensing payments, offset by reduced research and development spend on the cGMP development.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
General and administrative	$8,041	$9,719
Share-based compensation	503	519
Total general and administrative expenses	$8,544	$10,238

General and administrative expenses decreased by approximately $1.7 million during the year ended December 31, 2023, as compared to the same period in 2022. The decrease was due primarily to a net decrease of legal and professional expenses of $1.9 million from expenditure incurred in 2022 related to litigation that was settled in the fourth quarter of 2022, offset by an increase of $0.1 million in personnel and related expenses, and an increase of $0.1 million in travel, insurance and other expenses.

We expect general and administrative expenditures to remain generally consistent during 2024 as compared with the corresponding comparable period ended December 31, 2023.

Share-based compensation expenses

Share-based compensation expenses include charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure share-based compensation expenses based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Research and development	$66	$87
General and administrative	503	519
Total share-based compensation	$569	$606

Our stock-based compensation expenses, which are impacted by grants of stock-based options, vesting schedule of such grants, as well as grant-date fair value of stock-based awards, remained consistent for the year ended December 31, 2023 and 2022.

Other Income (Expense)

The following table summarizes interest income, interest expense, and other income and expense for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Interest income	$400	$147
Interest expense	(395)	(711)
Change in fair value of liability instruments	—	1
Total	$5	$(563)

The decrease in interest expense for the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to reduced debt principal as the Company continued to pay down its term loan.

We expect interest expense in 2024 to decrease as compared with 2023 as the term loan matures on June 1, 2024.

Liquidity and Capital Resources

The Company has funded its research and development activities through raising capital by issuing securities and receipt of research grants. As of December 31, 2023, the Company had approximately $8.6 million in cash and cash equivalents.

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$8,554	$18,120

Current assets	$9,834	$21,817
Current liabilities	10,727	11,852
Working capital (deficit)	$(893)	$9,965

We incurred net losses of $13.3 million for year ended December 31, 2023. We have an accumulated deficit of $480.5 million as of December 31, 2023. Additionally, we used net cash of $12.9 million to fund our operating activities for the year ended December 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern.

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

On September 19, 2022, we entered into the CPRIT Contract, pursuant to which CPRIT will provide us with the CPRIT Grant of $17.6 million subject to the terms of the CPRIT Contract, to fund approximately two-thirds of the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM. We received $7.1 million of the available funding under the CPRIT Grant during 2022 and 2023, of which we recognized $4.9 million and $0.2 million of grant revenue during the years ended December 31, 2023 and 2022, respectively. The amounts recognized represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM. As of December 31, 2023, we had $1.9 million of deferred revenue related to the CPRIT Grant.

On September 9, 2022, we entered into an Equity Distribution Agreement (the “September 2022 Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which we could issue and sell, from time to time, shares of our common stock in “at-the-market” offerings, having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. During the period from September 9, 2022 to December 31, 2023, we issued 68,758 shares under the September 2022 Distribution Agreement for net proceeds of approximately $0.6 million. From January 1, 2023 through December 31, 2023, we issued 1,819,993 shares under the September 2022 Distribution Agreement for net proceeds of approximately $4.3 million. We have reached the capacity for sales of our shares under the September 2022 Distribution Agreement.

On August 2, 2022, we entered into a purchase agreement (the “2022 Purchase Agreement”) and registration rights agreement pursuant to which Lincoln Park committed to purchase up to $50.0 million of shares of our common stock. Under the terms and subject to the conditions of the 2022 Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of shares of our common stock, provided that we cannot sell more than 57.5 million shares pursuant to the 2022 Purchase Agreement. Sales of common stock by us are subject to certain limitations, and can occur from time to time, at our sole discretion, over the 36-month period commencing on August 17, 2022, subject to the satisfaction of certain conditions. Actual sales of shares of common stock to Lincoln Park under the 2022 Purchase Agreement depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, we paid $0.1 million in cash as an Initial Commitment Fee and issued 32,846 as the initial commitment shares to Lincoln Park in consideration for its commitment to purchase shares of our common stock at our direction under the Purchase Agreement.

On August 17, 2022, a registration statement (the “First Registration Statement”) was declared effective covering the resale of up to 633,333 shares of our common stock comprised of (i) the 32,846 initial commitment shares, and (ii) up to 600,486 shares that we have reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement. An additional commitment fee equal to 2.5% of the remainder of the $50 million will be paid if and when we sell over $25.0 million of our common stock under the 2022 Purchase

Agreement. The additional commitment fee may be paid in cash, common stock, or a combination thereof. We sold approximately 527,166 shares under the First Registration Statement.

On August 18, 2023, a second registration statement (the “Second Registration Statement”) was declared effective covering the resale of up to an additional 1,500,000 shares of our common stock that we reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement from time to time. We sold 150,000 shares under the Second Registration Statement. We cannot sell more shares than registered under the Second Registration Statement under the 2022 Purchase Agreement without registering additional shares.

During the period from August 17, 2022 to December 31, 2022, we issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. We issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023.

On January 14, 2022, we entered into an Equity Distribution Agreement (the “January 2022 Distribution Agreement”) with Canaccord, pursuant to which we could issue and sell, from time to time, shares of our common stock in “at-the-market” offerings, having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. During the year ended December 31, 2023, we issued 460,151 shares under the January 2022 Distribution Agreement for net proceeds of approximately $4.8 million. The January 2022 Distribution Agreement was terminated after all available registered shares were fully utilized.

Based on our stockholders’ deficit of $1.3 million as of December 31, 2023, we do not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). We expect to receive written notice from Nasdaq staff to that effect following the filing of this Form 10-K.

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

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Cash (used in) provided by operating, investing, and financing activities for the year ended December 31, 2023 and 2022 is summarized as follows (in thousands):

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(12,851)	$(12,972)
Net cash used in investing activities	(160)	(759)
Net cash provided by financing activities	3,445	13,451
Net decrease in cash and cash equivalents	$(9,566)	$(280)

Material Cash Obligations

Under the CPRIT Contract we receive matching funds for approximately two-thirds of the development costs for the development of rhenium (186Re) obisbemeda for the treatment of patients with LM, subject to various funding conditions. The CPRIT contract is effective for three years, unless otherwise terminated pursuant to the terms of the contract. CPRIT may require us to repay some or all of the disbursed CPRIT grant proceeds (with interest not to exceed 5% annually) in the event of the early termination of the CPRIT Contract.

Under our Term Loan with Oxford, we have ongoing principal and interest payment obligations and are required to make a final payment at maturity that in the aggregate will require approximately $4.0 million by June 1, 2024 (See Note 5 of the accompanying financial statements for more information). In addition, we are obligated to make operating lease payments for our office and laboratory space, and we may be required to make payments under certain of our other contractual agreements.

Other than as described above, we have no purchase commitments or long-term contractual obligations , except for lease obligations as of December 31, 2023. Refer to Note 6 of our Consolidated Financial Statements for further details on our lease obligations. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $12.9 million compared to $13.0 million in the same period of 2022. Overall, our operational cash use decreased slightly by $0.1 million during the year ended December 31, 2023 as compared to the same period in 2022, due primarily to a reduction in net loss of $6.9 million, offset by a net change in non cash charges of $0.1 million, and a net change of operating assets and liabilities of $6.7 million.

Investing activities

Net cash used in investing activities for the year ended December 31, 2023 was related to purchases of fixed assets of $0.2 million. Net cash used in investing activities for year ended December 31, 2022 was primarily related to cash payments of $0.5 million made for purchases of fixed assets and intangible assets, and $0.3 million paid for in-process research and development.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was primarily related to the net proceeds from sales of common stock of $5.2 million pursuant to the September 2022 Distribution Agreement with Canaccord and the 2022 Purchase Agreement with Lincoln Park, offset by $1.6 million of principal repayment under our Term Loan, and $0.1 million payment to purchase our common stock.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are described in Note 2 to our financial statements contained elsewhere in this Form 10-K. In many cases, the accounting treatment of a particular transaction is dictated by U.S. GAAP, with no need for our judgment in its application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result. We have identified the following as our critical accounting policies.

Grants and Awards

In applying the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have determined that government grants are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as we do not consider there to be a transfer of control of goods or services. With respect to the grant, we evaluate if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grants outside the scope of ASC 808, we apply International Accounting Standards No. 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when we incur expenses related to the grant for the amount we are entitled to under the provisions of the contract.

We also consider the guidance in ASC Topic 730, Research and Development, which requires an assessment, at the inception of the grant, of whether the agreement is a liability. If we are obligated to repay funds received regardless of the outcome of the related research and development activities, then we are required to estimate and recognize that liability. Alternatively, if we are not required to repay the funds, then payments received are recorded as revenue or contra-expense as the expenses are incurred. Deferred grant liability represents grant funds received or receivable for which the allowable expenses have not yet been incurred as of the balance sheet date.

Impairment of Goodwill

We perform our goodwill impairment analysis at the reporting unit level. For the years ended December 31, 2023 and 2022, our company has one reporting unit. We perform our annual impairment analysis by either doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing a reporting unit’s estimated fair value to its carrying amount. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Our market capitalization is also considered as a part of this analysis.

In accordance with our accounting policy, we completed the annual evaluation for impairment of goodwill as of December 31, 2023 using the qualitative method and determined that no impairment existed.

Share-based Compensation

Compensation expense related to stock options granted is measured at the grant date based on the estimated fair value of the award and is recognized on an accelerated attribution method over the requisite service period. We determine the estimated fair value of each stock option on the date of grant using the Black-Scholes valuation model which uses assumptions regarding a number of complex and subjective variables. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Expected volatility is based on an analysis of the historical volatility of our common stock. The expected term represents the period that we expect our stock options to be outstanding. The expected term assumption is estimated using the simplified method set forth in the SEC's Staff Accounting Bulletin 110, which is the mid-point between the option vesting date and the expiration date. We have never declared or paid dividends on our common stock and have no plans to do so in the foreseeable future. Changes in these assumptions may lead to variability with respect to the amount of stock compensation expense we recognize related to stock options.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Plus Therapeutics, Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Plus Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Research and Development Cost Associated With Recording of Grant Revenue

As described in Note 9 to the financial statements, in September 2022, the Company entered into a contract with the Cancer Prevention and Research Institute of Texas (“CPRIT”) pursuant to which CPRIT will provide the Company a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with leptomeningeal metastases (“LM”).” The Company recognized $4.9 million in grant revenue from the CPRIT Grant during the year ended December 31, 2023.

We identified the determination of research and development costs incurred associated with the CPRIT Grant as a critical audit matter because of the subjectivity required to appropriately determine whether such costs satisfied the funding conditions. Auditing this element involved especially challenging and subjective auditor judgment due to the nature and extent of auditor effort required to address the matter.

The primary procedures we performed to address this critical audit matter included:

•
Reviewing the CPRIT Grant agreement to understand the conditions for which research and development costs satisfy the funding conditions.
•
Reviewing evidence of CPRIT’s approval of costs submitted by the Company that were applied to the CPRIT Grant funding conditions.
•
Inspecting a sample of vendor agreements and invoice detail to determine whether certain charges satisfy the CPRIT Grant funding conditions.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2016.

Austin, Texas

March 5, 2024

PLUS THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and par value data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$8,554	$18,120
Other current assets	1,280	3,697
Total current assets	9,834	21,817

Property and equipment, net	906	1,324
Operating lease right-use-of assets	202	248
Goodwill	372	372
Intangible assets, net	42	94
Other assets	32	12
Total assets	$11,388	$23,867
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,631	$10,134
Operating lease liability	120	110
Term loan obligation, current	3,976	1,608
Total current liabilities	10,727	11,852

Noncurrent operating lease liability	85	141
Term loan obligation	—	3,786
Deferred grant liability	1,924	1,643
Total liabilities	12,736	17,422

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,522,656 issued and 4,444,097 outstanding as of December 31, 2023, 2,240,092 shares issued and outstanding as of December 31, 2022, respectively	5	2
Treasury stock (at cost, 78,559 shares as of December 31, 2023)	(126)	—
Additional paid-in capital	479,274	473,628
Accumulated deficit	(480,501)	(467,185)
Total stockholders’ equity (deficit)	(1,348)	6,445
Total liabilities and stockholders’ equity (deficit)	$11,388	$23,867

See Accompanying Notes to these Financial Statements

PLUS THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2023	2022
Grant revenue	$4,913	$224

Operating expenses:
Research and development	9,690	9,698
General and administrative	8,544	10,238
Total operating expenses	18,234	19,936
Operating loss	(13,321)	(19,712)

Other income (expense):
Interest income	400	147
Interest expense	(395)	(711)
Change in fair value of liability instruments	—	1
Total other income (expense)	5	(563)
Net loss	$(13,316)	$(20,275)

Net loss per share, basic and diluted	$(4.24)	$(11.58)

Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	3,140,925	1,750,350

See Accompanying Notes to these Financial Statements

PLUS THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

			Convertible						Additional		Total
	Preferred Stock		preferred stock		Common stock				paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock		capital	deficit	equity (deficit)
Balance at December 31, 2021	—	—	1,952	—	1,034,002	1	—	—	457,745	(446,910)	10,836
Share-based compensation	—	—	—	—	—	—	—	—	606	—	606
Sale of common stock, net	—	—	—	—	1,206,090	1	—	—	15,277	—	15,278
Net loss	—	—	—	—	—	—	—	—	—	(20,275)	(20,275)
Balance at December 31, 2022	—	$—	1,952	$—	2,240,092	$2	—	$—	$473,628	$(467,185)	$6,445
Issuance of Series F preferred stock	1	—	—	—	—	—	—	—	—	—	—
Redemption of Series F preferred stock	(1)	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	569	—	569
Sale of common stock, net	—	—	—	—	2,230,493	3	—	—	5,002	—	5,005
Issuance of common stock for in process research and development	—	—	—	—	53,381	—	—	—	75	—	75
Fractional adjustment	—	—	—	—	(1,310)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(78,559)	(126)	—	—	(126)
Net loss	—	—	—	—	—	—	—	—	—	(13,316)	(13,316)
Balance at December 31, 2023	—	$—	1,952	$—	4,522,656	$5	(78,559)	$(126)	$479,274	$(480,501)	$(1,348)

See Accompanying Notes to these Financial Statements

PLUS THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(13,316)	$(20,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	628	619
Amortization of deferred financing costs and debt discount	190	389
Common stock issued for research and development	75	—
Change in fair value of liability instruments	—	(1)
Loss on disposal of property and equipment	2	—
Share-based compensation expense	569	606
Reduction in the carrying amount of operating lease right-of-use assets	117	93
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Other assets	2,397	(2,369)
Accounts payable and accrued expenses	(3,677)	6,452
Change in operating lease liabilities	(117)	(129)
Deferred grant liability	281	1,643
Net cash used in operating activities	(12,851)	(12,972)

Cash flows used in investing activities:
Purchases of property and equipment and intangible assets	(160)	(509)
In process research and development acquired	—	(250)
Net cash used in investing activities	(160)	(759)

Cash flows from financing activities:
Principal payments of long-term obligations	(1,608)	(1,608)
Gross proceeds from sale of common stock	5,527	15,832
Payment of offering costs related to sale of common stock	(348)	(773)
Purchase of treasury stock	(126)	—
Net cash provided by financing activities	3,445	13,451
Net decrease in cash and cash equivalents	(9,566)	(280)
Cash and cash equivalents at beginning of period	18,120	18,400
Cash and cash equivalents at end of period	$8,554	$18,120

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$222	$327
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$174	$—
Common stock issued in payment for in process research and development	$75	$—
Right-of-use assets acquired by assuming operating lease liabilities	$71	$—

See Accompanying Notes to these Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

Going Concern

The Company incurred net losses of $13.3 million for the year ended December 31, 2023, and as of December 31, 2023, the Company had an accumulated deficit of $480.5 million and cash and cash equivalents of $8.6 million. Additionally, the Company used net cash of $12.9 million to fund its operating activities for the year ended December 31, 2023. The Company's term loan has an outstanding principal of $0.8 million principal and a $3.2 million final payment fee due June 1, 2024 (Note 8). The Company expects that its research and development expenditures will increase in absolute dollars in 2024 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As disclosed in more detail in Note 12, the Company has entered into various financing agreements and raised capital by issuing its common stock.

Based on the Company’s stockholders’ deficit of $1.3 million as of December 31, 2023, the Company does not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). The Company expects to receive written notice from Nasdaq staff to that effect following the filing of the Annual Report on Form 10-K in which these financial statements are included.

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

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

On April 27, 2023, following stockholder and Board approval, the Company filed a Certificate of Amendment to its Charter (the “Amendment”), with the Secretary of State of the State of Delaware to effectuate the Reverse Stock Split. The Amendment became effective on May 1, 2023. Upon effectiveness of the Reverse Stock Split, the number of shares of the Company’s common stock

(x) issued and outstanding decreased from approximately 37.4 million shares to approximately 2.5 million shares; (y) reserved for issuance upon exercise of outstanding warrants and options decreased from approximately 2.0 million shares to approximately 0.1 million shares, and (z) reserved but unallocated under the Company’s current equity incentive plans decreased from approximately 3.0 million common shares to approximately 0.2 million common shares. The Company's common stock began trading on the NASDAQ Capital Market on a post-split basis on May 1, 2023. The Company’s 5,000,000 shares of authorized Preferred Stock were not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split, and accordingly, the outstanding number of shares post Reverse Stock Split was adjusted down by approximately 1,310 (post-effect of Reverse Stock Split) shares. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans for all periods presented in the financial statements in this Form 10-K. The Company’s financial statements, and all references thereto have been retroactively adjusted to reflect the reverse split unless specifically stated otherwise.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and critical accounting policies involve reviewing assets for impairment, and determining the assumptions used in measuring share-based compensation expense.

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

Cash and cash equivalents include cash in readily available checking, savings accounts and money market accounts. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.

Financial Instruments

Financial instruments include cash equivalents, other current assets, accounts payable, accrued expenses, other liabilities and long-term debt. The carrying values of cash equivalents, other current assets, accounts payable, accrued expenses and other liabilities generally approximate fair value due to the short-term nature of these instruments. Based on level 3 inputs and the borrowing rates currently available for loans with similar terms, the Company believes the fair value of the long-term debt is materially consistent with its carrying value.

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

The Company performs its impairment test annually during the fourth quarter by comparing the Company’s estimated fair value, calculated from the Company’s market capitalization, to its carrying amount. The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. The Company completed its most recent annual evaluation for impairment as of December 31, 2023, when the Company had stockholders' deficit within its sole reporting unit of approximately $1.3 million, and concluded that no impairment existed.

Grant Revenue Recognition

In applying the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company has determined that government grants are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer,” as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to the grant, the Company determines if it is a collaboration arrangement in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grants outside the scope of ASC 808, the Company applies International Accounting Standards No. 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when the Company incurs expenses related to the grant for the amount the Company is entitled to under the provisions of the contract.

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

Research and Development

Research and development expenditures, which are charged to operations in the period incurred, include costs associated with the design, development, testing and enhancement of the Company’s products, regulatory fees, the purchase of laboratory supplies, and pre-clinical and clinical studies as well as salaries and benefits for the Company's research and development employees.

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

The Company tests IPR&D assets for impairment as of December 31 of each year or more frequently if indicators of impairment are present. The authoritative accounting guidance provides an optional qualitative assessment for any indicators that indefinite-lived intangible assets are impaired. If it is determined that it is more likely than not that the indefinite-lived intangible assets, including IPR&D, are impaired, the fair value of the indefinite-lived intangible assets is compared with the carrying amount and impairment is recorded for any excess of the carrying amount over the fair value of the indefinite-lived intangible assets. There was no impairment of the Company's IPR&D assets during 2023 or 2022.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2023 and 2022, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

Share-Based Compensation

The Company recognizes the fair value of all share-based payment awards in our statements of operations over the requisite vesting period of each award, which approximates the period during which the employee and non-employee director is required to provide service in exchange for the award. The Company estimates the fair value of these options using the Black-Scholes option pricing model using assumptions for expected volatility, expected term, and risk-free interest rate. Expected volatility is based primarily on historical volatility and is computed using daily pricing observations for recent periods that correspond to the expected term of the options. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method which is an average of the contractual term of the option and its vesting period. The risk-free interest rate is the interest rate for treasury instruments with maturities that approximate the expected term.

Segment Information

For the years ended December 31, 2023 and 2022, the Company is managed as a single operating segment, and therefore reports its results in one operating segment.

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

The Company excluded all potentially dilutive securities from the calculation of diluted loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022, as their inclusion would be antidilutive.

Concentration Risk

Although the Company’s contracts with its vendors are not exclusive, the Company currently uses sole source providers for core materials used in its clinical trials.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities will no longer be permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. This new guidance is effective in the first quarter of 2023 for calendar-year SEC filers that are smaller reporting companies as of the one-time determination date. Early adoption was permitted beginning in 2019. The Company adopted the new guidance as of January 1, 2023, which did not have a material impact on its financial statements and related disclosures.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022, respectively.

	Fair Value Measurements Using
As of December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Money market	$5,448,990	$5,448,990	$—	$—
	Fair Value Measurements Using
As of December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Money market	$17,573,584	$17,573,584	$—	$—

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

4. Loss per Share

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	For the Year Ended December 31,
	2023	2022
Outstanding stock options	140,109	78,334
Preferred stock	28,190	28,190
Outstanding warrants	142,733	142,758
Total	311,032	249,282

5. Composition of Certain Financial Statement Captions

Other Current Assets

As of December 31, 2023 and 2022, other current assets were comprised of the following (in thousands):

	December 31,
	2023	2022
Prepaid services	$644	$2,999
Prepaid insurance	636	698
	$1,280	$3,697

Property and Equipment, net

As of December 31, 2023 and 2022, property and equipment, net, were comprised of the following (in thousands):

	December 31,
	2023	2022
Office and computer equipment	$1,632	$1,474
Leasehold improvements	1,810	1,810
	3,442	3,284
Less accumulated depreciation	(2,536)	(1,960)
	$906	$1,324

Depreciation expense totaled $0.6 million and $0.5 million for the year ended December 31, 2023 and 2022, respectively.

Intangible Assets, net

As of December 31, 2023, intangible assets included the net book value of costs incurred for software upgrades. Amortization expenses totaled $0.1 million for each of the years ended December 31, 2023 and 2022.

Accounts Payable and Accrued Expenses

As of December 31, 2023 and 2022, accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2023	2022
Accounts payable	$4,758	$8,364
Accrued payroll and bonus	987	989
Accrued professional fees	128	147
Accrued vacation and compensation	370	325
Accrued R&D studies	388	309
	$6,631	$10,134

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

The Charlottesville Lease has a term of 12 months and the Company has the ability to renew for three additional one-year periods. The Charlottesville Lease is currently set to expire on March 31, 2024, and is renewable twice for twelve months each time. On March 31, 2023, Company believed that it was reasonably certain that the Charlottesville Lease will be renewed through March 31, 2026, and as a result, it remeasured the related lease liability as of March 31, 2023 to be $80,000 using the then-in-effect discount rate of 12.76%. Effective July 1, 2023, the Company added additional office lease premises in Charlottesville, which was accounted for as a separate operating lease contract with a lease liability and corresponding right-of-use asset of $19,000, at a discount rate of 13.47%.

Certain leases require the Company to pay taxes, insurance, and maintenance. Payments for the transfer of goods or services such as common area maintenance and utilities represent non-lease components. The Company elected the package of practical expedients and therefore does not separate non-lease components from lease components.

The Company’s operating lease liabilities and corresponding right-of-use assets are included in the balance sheets. As of December 31, 2023, the weighted average discount rate used to measure operating lease liabilities and the operating leases remaining term were 10.67% and 1.6 years, respectively.

The table below summarizes the Company’s operating lease costs from its statements of operations, and cash payments from its statements of cash flows.

	Year Ended December 31,
	2023	2022
Lease expense:
Operating lease expense	$141	$159
Total lease expense	$141	$159

Cash payment information:
Operating cash used for operating leases	$141	$159
Total cash paid for amounts included in the measurement of lease liabilities	$141	$159

Total rent expenses for each of the years ended December 31, 2023 and 2022 was $0.2 million, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating leases at December 31, 2023 are as follows (in thousands):

Operating Leases
2024	146
2025	60
2026	11
Total minimum lease payments	$217
Less: amount representing interest	(12)
Present value of obligations under leases	205
Less: current portion	(120)
Noncurrent lease obligations	$85

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

Other Commitments and Contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of December 31, 2023, the Company did not have any clinical research study obligations.

Legal proceedings

On December 9, 2022, the Company entered into a settlement agreement (the “Settlement Agreement”) with Lorem Vascular, Pte. Ltd. (“Lorem”) to settle a prior litigation matter. Under the terms of the Settlement Agreement, the Company made a payment to Lorem, and Lorem moved to dismiss the lawsuit with prejudice. The Settlement Agreement released the Company from all claims made by Lorem. The parties to the Settlement Agreement recognized that it did not constitute an admission of liability, wrongdoing, or any matter of fact or law. The Settlement was conditioned on the customary terms contained in the Settlement Agreement and was approved by the Court and the case was dismissed on January 17, 2023. As of December 31, 2022, the Company accrued the settlement amount, as well as the accounts that the Company has confirmed to be recoverable under its insurance claims on the matter. The net amount of $1.4 million that was not recoverable under the Company’s insurance has been reflected as an expense in the statement of operations for the year ended December 31, 2022. The full settlement amount was paid in January 2023. All legal costs related to the Lorem Claim were expensed as incurred.

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

UT Health Science Center at San Antonio (“UTHSA”) License Agreement

On December 31, 2021, the Company entered into a Patent and Know-How License Agreement (the “UTHSA License Agreement”) with UTHSA, pursuant to which UTHSA granted the Company an irrevocable, perpetual, exclusive, fully paid-up license, with the right to sublicense and to make, develop, commercialize and otherwise exploit certain patents, know-how and technology related to the development of biodegradable alginate microspheres (BAM) containing nanoliposomes loaded with imaging and/or therapeutic payloads.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from the Cancer Prevention & Research Institute of Texas ("CPRIT"). As of December 31, 2023, the Company accrued $0.5 million of payments due to NanoTx as a result of the CPRIT grant received (Note 9).

8.
Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which Oxford Finance, LLC (“Oxford”) funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement. The Term Loan accrued interest at a floating rate of at least 8.95% per annum, comprised of a three-month LIBOR rate with a floor of 1.00% plus 7.95%. Pursuant to the Loan and Security Agreement, as amended, the Company was required to make interest only payments through May 1, 2021 and thereafter it was required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2024, the maturity date. At maturity of the Term Loan, or earlier repayment in full following voluntary prepayment or upon acceleration, the Company is required to make a final payment in an aggregate amount equal to approximately $3.2 million. In connection with the Term Loan, on May 29, 2015, the Company issued to Oxford warrants to purchase an aggregate of 188 shares of the Company’s common stock at an exercise price of $5,175 per share. These warrants became exercisable as of November 30, 2015 and will expire on May 29, 2025 and, following the authoritative accounting guidance, are equity classified and their respective fair value was recorded as a discount to the debt.

The Term Loan was collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended. The intellectual property asset collateral would be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3 million. As of December 31, 2023, there was $0.8 million principal amount outstanding under the Term Loan, excluding the $3.2 million final payment fee, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the years ended December 31, 2023 and 2022 was $0.4 million and $0.7 million, respectively. Interest expense is calculated using the effective interest method; therefore it is inclusive of non-cash amortization in the amount of $0.2 million and $0.4 million for the year ended December 31, 2023 and 2022, respectively, related to the amortization of the debt discount, deferred financing costs, and accretion of final payment.

The Loan and Security Agreement contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of December 31, 2023, the Company has not received any notification or indication from Oxford to invoke the material adverse change clause.

Additional information relating to the then-outstanding Term Loan as of December 31, 2023 and 2022 is presented in the following table (in thousands, except interest rate):

Year ended December 31, 2023
Origination Date	Original Loan Amount	Interest Rate*	Current Monthly Payment**	Amended expiration date	Remaining Principal (Face Value)
May 2015	$17,700	13.39%	$134	June 1, 2024	$804

Year ended December 31, 2022
Origination Date	Original Loan Amount	Interest Rate*	Monthly Payment**	Amended expiration date	Remaining Principal (Face Value)
May 2015	$17,700	8.95%	$134	June 1, 2024	$2,412

* Three month LIBOR rate with a floor of 1% plus 7.95%

** Monthly payment reflects principal and interest

9. Grant Revenue

On September 19, 2022, the Company entered into the CPRIT Contract, effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide the Company with the CPRIT Grant of up to $17.6 million over a three-year period to fund the continued development of rhenium (186Re) obisbemeda (previously known as 186RNL) for the treatment of patients with leptomeningeal metastases (“LM”). The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

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

During the three months ended June 30, 2023, the Company identified eligible costs of approximately $637,000 and $168,000 that were incurred in the fourth quarter of 2022 and the three months ended March 31, 2023, respectively, that were reimbursable under the CPRIT arrangement. The Company determined that these costs should have been recorded in these respective periods as grant revenue. The Company assessed the impact of this error on the Company’s previously issued financial statements and determined that it was immaterial. As a result, an out-of-period adjustment of approximately $637,000 has been recorded as an increase in grant revenue in the year ended December 31, 2023.

The Company recognized $4.9 million and $0.2 million in grant revenue from the CPRIT Contract during the year ended December 31, 2023 and 2022, respectively.

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

The Company has recorded a full valuation allowance against its net deferred tax assets and due to our net losses for the years ended December 31, 2023 and 2022, there was no provision or benefit for income taxes recorded.

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rates of 21% for the years ended December 31, 2023 and 2022, respectively, is as follows:

	2023	2022
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Change in valuation allowance	25.5%	22.5%
Income tax expense (benefit) at state statutory rate	(0.2)%	(0.2)%
Share based compensation	1.0%	0.9%
NOLs expiring and adjustments to NOL	(0.1)%	0.5%
Research credit	(5.1)%	(2.5)%
Return to provision	(0.1)%	(0.1)%
Change in state rate	—	(0.1)%
	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Accrued expenses	$269	$262
Share based compensation	99	107
Net operating loss carryforwards	13,397	12,605
Income tax credit carryforwards	1,630	956
Property and equipment, principally due to differences in depreciation	154	89
Intangible assets	3,527	2,073
Other, net	453	53
	19,529	16,145
Valuation allowance	(19,486)	(16,092)
Total deferred tax assets, net of allowance	43	53
Deferred tax liabilities:
Other	(43)	(53)
Total deferred tax liability	(43)	(53)
Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $19.5 million as of December 31, 2023 as it does not believe it is more likely than not the net deferred tax assets will be realized. The Company increased its valuation allowance by approximately $3.4 million during the year ended December 31, 2023.

At December 31, 2023, the Company had federal and state tax loss carry forwards of approximately $63.2 million, and $2.6 million, respectively. The federal and state net operating loss carry forwards begin to expire in 2037 and 2038, if unused, respectively. The federal net operating loss carryover includes $59.8 million of net operating losses generated after 2017. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2023, the Company had federal tax credit carry forwards of approximately $1.9 million, before reduction for uncertain tax positions. The federal credits will begin to expire in 2039, if unused. In addition, at December 31, 2023, the Company had state tax credit carry forwards of approximately $0.2 million, before reduction for uncertain tax positions. The state credits will begin to expire in 2043, if unused.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company has not recognized any liability for uncertain tax positions as of December 31, 2023 and 2022.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Unrecognized Tax Benefits – Beginning	$209	$81
Gross decreases – tax positions in prior period	(16)	(1)
Gross increase – current-period tax positions	215	129
Unrecognized Tax Benefits – Ending	$408	$209

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

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses for the year ended December 31, 2023.

The Company files income tax returns with the United States and various state jurisdictions. To its knowledge, the Company is currently not under examination by the Internal Revenue Service or any other taxing authority.

With few exceptions, the Company’s tax years prior to 2020 are no longer open to examination by the taxing authority. While not open to examination, the tax attributes generated in tax years 2018 and forward remain subject to adjustment by the taxing authorities if utilized in tax years which are still open to examination.

11. Employee Benefit Plan

The Company implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. During 2022, the Company commenced safe harbor matching contribution for up to 4% of eligible employee contributions. Total matching contribution under the Plan amounted to approximately $107,000 and $100,000 for the year ended December 31, 2023 and 2022, respectively.

12. Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Board is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

Series F Preferred Stock

On March 3, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the Series F Preferred Stock, with the total authorization of one (1) share of Series F Preferred Stock. The Certificate of Designation provided that the share of Series F Preferred Stock will have 50,000,000 votes per share of Series F Preferred Stock and will vote together with the Company’s common stock, $0.001 par value (the “Common Stock”) as a single class exclusively with respect to any proposal to amend the Company’s Charter to effect a reverse stock split of the Common Stock (the “Reverse Stock Split”). On March 3, 2023, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Richard J. Hawkins, Chairman of the Board, who is an accredited investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series F Preferred Stock, par value $0.001 per share (the “Preferred Stock”), to the Purchaser for $1,000 in cash. The sale closed on March 3, 2023.

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

Series B and C Preferred Stock

As of December 31, 2023, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

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

As of December 31, 2023, there were 142,733 outstanding Series U Warrants which can be exercised into an aggregate of 142,733 shares of common stock at the weighted average exercise price of $34.10 per share.

Common Stock

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

On August 18, 2023, a second registration statement (the “Second Registration Statement”) was declared effective to cover the resale of up to an additional 1,500,000 shares of the Company’s common stock that the Company reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement from time to time. We sold 150,000 shares under the Second Registration Statement. The Company cannot sell more shares than registered under the Second Registration Statement under the 2022 Purchase Agreement without registering additional shares.

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

During the period from August 17, 2022 to December 31, 2022, the Company issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. The Company issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023.

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

At-the-market Issuances

On September 9, 2022, the Company entered into an Equity Distribution Agreement (the “September 2022 Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000, depending on market demand, with Canaccord acting as an agent for sales. During the period from September 9, 2022 to December 31, 2022, the Company issued 68,758 shares of its common stock under the September 2022 Distribution Agreement for net proceeds of approximately $0.6 million. From January 1, 2023 through December 31, 2023, the Company issued 1,819,993 shares under the September 2022 Distribution Agreement for net proceeds of approximately $4.3 million. The Company has reached the capacity for sales of shares under the September 2022 Distribution Agreement and the agreement has terminated.

The Company was obligated to pay Canaccord a commission of up to 3.0% of the gross proceeds from the sale of its common stock under the September 2022 Distribution Agreement. The Company also agreed to reimburse Canaccord for its reasonable documented out-of-pocket expenses, including fees and disbursements of its counsel, in the amount of $50,000. In addition, the Company agreed to provide customary indemnification rights to Canaccord.

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

Share Repurchase Program and Treasury Stock

On October 31, 2023, the Company announced that its Board has approved a share repurchase program (the “Share Repurchase Program”), with authorization to repurchase up to $500,000 of the outstanding shares of the Company’s common stock. The Company intends to fund any repurchases under the Share Repurchase Program with available cash. The timing and amount of any shares repurchased will be determined based on the Company’s evaluation of market conditions and other factors, including consent of the Company’s lender. Repurchases may be made from time to time on the open market through October 31, 2024.

During the year ended December 31, 2023, the Company purchased 78,559 of its common shares for approximately $126,000 as treasury stock. During the period January 1, 2024 through February 26, 2024, the Company purchased 168,015 of its common shares for approximately $340,000 as treasury stock.

13.
Share-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of December 31, 2023, there were 6,024 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 3,550,000 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of December 31, 2023, there were 180,607 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the year ended December 31, 2023 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	78,334	$68.16	8.00
Granted	68,422	5.00
Cancelled/forfeited	(6,647)	283.76
Balance as of December 31, 2023	140,109	$37.48	8.07	$7,000
Vested and expected to vest at December 31, 2023	133,810	$38.62	8.02	$-
Exercisable at December 31, 2023	72,843	$60.17	7.41	$6,000

The Company settles exercises of stock options with newly issued shares of its common stock. There were no stock options exercised in 2023 or 2022.

The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the requisite service period, which is typically the vesting period of each option. The fair value of each option awarded during the years ended December 31, 2023 and 2022 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	December 31, 2023	December 31, 2022
Expected term	6.0 years	6.0 years
Risk-free interest rate	4.06%	2.83%
Expected volatility	127.0%	123.4%
Dividends	0%	0%
Resulting fair value	$4.47	$7.05

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

The following table summarizes share-based compensation recognized during the years ended December 31, 2023 and 2022 in the statement of operations:

	Years ended December 31,
	2023	2022
Research and development	$66	$87
General and administrative	503	519
Total share-based compensation	$569	$606

As of December 31, 2023, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.7 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 1.8 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on the foregoing, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level due to a material weakness in our internal control over the application of appropriate accounting principles to significant and unusual grant revenue transactions as of December 31, 2023, as described below.

We previously reported on our Form 10-Q for the quarter ended June 30, 2023, that the Company did not design and maintain effective internal controls over the application of appropriate accounting principles to significant and unusual grant revenue transactions. Specifically, controls over identification of significant and/or unusual transactions requiring technical analysis were not operating effectively. Management evaluated the impact of this deficiency on our disclosure controls and procedures and concluded that the control deficiency represented a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this evaluation, our principal executive officers and principal financial and accounting officers have concluded that as a result of the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2023.

Notwithstanding the identified material weakness described above, our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) believe the financial statements included in Form 10-K for the year ended December 31, 2023 fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness Remediation Plan

We have taken steps to remediate the material weakness mentioned above, including strengthening our review process related to significant and unusual transactions, such as multiple level of review of categorization of the research and development expenses eligible for grant revenue and supporting evidence of such expenses. However, these review processes are relatively new to be fully tested and we cannot assure investors that these measures will significantly improve or remediate the material weakness described above.

(b)
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our Board; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this Form 10-K based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 based on the COSO criteria due to the material weakness identified as discussed above.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

(c)
Changes in Internal Control over Financial Reporting

Except with respect to the changes in connection with the implementation of the steps to remediate the material weakness described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) None.

(c) Insider Trading Arrangements

For the quarter ended December 31, 2023, none of the Company’s directors or officers (as defined under SEC Rule 16a-1(f)) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any ‘non-Rule 10b5-1 trading arrangement’ as defined under Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the name, age, and committee appointments of each of our current directors as of December 31, 2023. Board term for board members listed below expire at the 2024 Annual Meeting of the Company.

Name	Age	Position with the Company and Principal Occupation
Howard Clowes	70	Non-Executive Director
An van Es-Johansson, M.D.	63	Non-Executive Director
Richard J. Hawkins	74	Chairman, Non-Executive Director
Marc H. Hedrick, M.D.	61	President, Chief Executive Officer and Director
Robert Lenk, PhD	75	Non-Executive Director
Greg Petersen	60	Non-Executive Director
Andrew Sims	51	Chief Financial Officer
Norman LaFrance, M.D.	76	Chief Medical Officer

Our Board is composed of a diverse group of professionals in their respective fields. Many of the current directors have or have held senior leadership experience at major domestic and international companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, leadership development, and international business experience. Most of our directors also have experience serving on boards of directors and board committees of other public companies in the pharmaceutical industry, and have an understanding of corporate governance practices and trends, different business processes, challenges, and strategies. Further, our directors also have other experience that makes them valuable members, such as medical knowledge and research experience, which provides insight into strategic and operational issues faced by us.

The nominating and corporate governance committee and the Board believe that the above-mentioned attributes, along with the leadership skills and other experiences of our Board members described below, provide us with a diverse range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Non-Employee Directors

Howard Clowes. Mr. Clowes has served on our Board since April 1, 2020. From January 2005 until he retired as a lawyer in December 2018, Mr. Clowes was a partner in the law firm DLA Piper (US) LLC. From 1982 until the formation of DLA Piper in 2005, he was an associate and then a partner in the predecessor firms of DLA Piper, holding various management positions, including serving on its board of directors. Mr. Clowes served on the board of Equalize Health and as Chair of its Governance Committee from January 2018 to May 2022 and serves on the board of AFRAC, each of which are nonprofit corporations focused on global healthcare. Mr. Clowes served on the board of the Law Foundation of Silicon Valley, a non-profit organization located in San Jose, California, that provides free legal services to Silicon Valley residents in need, from 2008 until December 2018, serving during that period in various positions, including President of its board of directors, and Chair of a Strategic Planning and CEO Search Committee. From 2017 to 2021, Mr. Clowes served as a Lecturer at U.C. Berkeley’s Berkeley School of Law, teaching a course in International Business Negotiations. Mr. Clowes earned his J.D. at U.C. Berkeley, his B.A. in Experimental Psychology at U.C. Santa Barbara, and in 2023, Mr. Clowes received his NACD Directorship Certification. We believe Mr. Clowes’ qualifications to serve on the Board include his extensive experience as a lawyer advising boards of directors and their audit, compensation and governance committees on a wide range of matters, his experience with a wide range of transactions, and his experience serving on various boards of directors.

An van Es-Johansson, M.D. Dr. van Es-Johansson has served on our Board since January 1, 2020. Dr. van Es-Johansson served as the Chief Medical Officer for AlzeCure Pharma, a Swedish pharmaceutical company with a primary focus on Alzheimer’s disease, from September 2018 through March 1, 2021 following which she has continued to serve AlzeCure Pharma as a Senior Advisor beginning in March 2021. Since 2021 she is a Senior Advisor for Sinfonia AB, a Swedish Pharmaceutical Company with focus on neuroscience. From May 2005 to September 2018, Dr. van Es-Johansson served in a range of executive roles of increasing responsibility at Sobi, an international rare disease company headquartered in Stockholm, Sweden, including as Vice President and Head of EMENAR Medical Affairs for Specialty Care and Partner Products from March 2013 to January 2018. Prior to her time at Sobi, Dr. van Es-Johansson served in leadership positions within large pharmaceutical and smaller biotechnology companies, including Roche, Pharmacia, Eli Lilly, Active Biotech, and BioStratum. From 2004 to 2016, she was a member of the Scientific Advisory Board of Uppsala Bio and currently serves on the board of directors of Savara, Inc. (NASDAQ: SVRA), Lumos Pharma, Inc. (NASDAQ: LUMO) and privately held Agendia BV. She also served on the board of directors at BioInvent International AB (NASDAQ OMX Stockholm BINV), from June 2016 to February 2021 on the board of directors of Alzecure AB (NASDAQ OMX Stockholm ALZCUR), from 2017-2020, on the board of directors of Medivir AB (NASDAQ OMX -MVIR) from 2019-2022, and on the board of directors of IRLAB AB (NASDAQOMX Stockholm IRLAB) from May 2022 to February 2023. Dr. van Es-Johansson received a M.D. from Erasmus University, Rotterdam, The Netherlands. We believe Dr. van Es-Johansson’s qualifications to serve on our board include her extensive medical knowledge and experience in the pharmaceutical industry.

Richard J. Hawkins. Mr. Hawkins has served on our Board since December 2007 and as Chairman of our Board since January 2018. In 1982, Mr. Hawkins founded Pharmaco, a clinical research organization, or CRO, where he served as its Chairman, President and Chief Executive Officer until 1991 when it merged with the predecessor of PPD-Pharmaco. In 1992, Mr. Hawkins co-founded Sensus Drug Development Corporation, or SDDC, a privately-held company focused on the development of drugs to treat endocrine disorders, which developed and received regulatory approval for SOMAVERT, a growth hormone antagonist approved for the treatment of acromegaly, which is now marketed by Pfizer, Inc., where he served as Chairman until 2000. In 1994, Mr. Hawkins co-founded Corning Biopro, a contract protein manufacturing firm, where he served on its board until Corning BioPro’s sale to Akzo-Nobel, N.V., a publicly-held producer of paints, coatings and specialty chemicals, in 2000. In September 2003, Mr. Hawkins founded LabNow, Inc., a privately held company that develops lab-on-a-chip sensor technology, where he served as the Chairman and Chief Executive Officer until October 2009. In February 2011, Mr. Hawkins became Chief Executive Officer, and is currently Chief Executive Officer, president and chairman of Lumos Pharma, Inc. (NASDAQ: LUMO). Mr. Hawkins served on the board of SciClone Pharmaceuticals, Inc. (HKD: SCLN), a publicly-held specialty pharmaceutical company, from October 2004 through December 2017. He also served on the Presidential Advisory Committee for the Center for Nano and Molecular Science and Technology at the University of Texas in Austin, and was inducted into the Hall of Honor for the College of Natural Sciences at the University of Texas. Mr. Hawkins is a member of the National Ernst & Young Entrepreneur of the Year Hall of Fame. Mr. Hawkins graduated cum laude with a B.S. in Biology from Ohio University, where he later received the Ohio University Konneker Medal, the highest award given to a faculty member or former student for entrepreneurial excellence. We believe Mr. Hawkins’s qualifications to serve on our Board include his executive experience working with life sciences companies, his extensive experience in pharmaceutical research and development, his knowledge, understanding and experience in the regulatory development and approval process, and his service on other public company boards and committees.

Robert Lenk. Dr. Lenk has served on our Board since April 1, 2020. Since 2016, he has served as President of Lenk Pharmaceuticals, LLC, consulting to clients in the pharmaceuticals industry. Dr. Lenk co-founded the Liposome Company, in Princeton, New Jersey in 1981 until it was later acquired by Elan Pharmaceuticals. After the Liposome Company went public, he co-founded Argus Pharmaceuticals, a drug delivery company focused on cancer and infectious diseases, in 1989 as Vice President of Research & Development, until it merged with two other companies to become Aronex Pharmaceuticals. From 1995 to 2003, Dr. Lenk served as President and Chief Executive Officer of Therapeutics 2000, Inc. which was later sold to Coller Capital. Dr. Lenk joined Luna Innovations in 2004 where he served as President of its Nanoworks Division until 2010. In 2010, Dr. Lenk joined MediVector, Inc. as Chief Science Officer until 2016 when he started Lenk Pharmaceuticals, LLC, a pharmaceutical development consulting company where he currently works. He also currently serves on the board of PoP Biotechnology, a private company that develops vaccines and cancer therapies based on proprietary porphyrin liposome nanoparticle technology. Dr. Lenk received both his PhD and BSc. from the Massachusetts Institute of Technology. We believe Dr. Lenk’s qualifications to serve on our Board include his broad experience in translating research candidates into products, especially in the fields of nanotechnology and liposomal drug products.

Greg Petersen. Mr. Petersen has served on our Board since February 14, 2020. Mr. Petersen is an accomplished executive and board member with more than 25 years of strategy, operations, finance and compliance leadership experience. His 10 years of board of directors experience includes his current role as compensation committee chair and audit committee member of PROS Holdings, Inc. (NYSE: PRO), a software company. Mr. Petersen previously served on the boards of publicly traded companies Mohawk Group Holdings (NASDAQ: MWK), a consumer product manufacturing company, from 2019 to 2022, Diligent Corporation (NZX: DIL), a software as a service company, from 2013 to 2016, and Piksel, Inc. (OTC US: PIKL), a video management software and services company, from 2012 to 2017. During his career, Mr. Petersen has served as Executive Vice Chairman of Diligent Corporation and as Chief Financial Officer of Lombardi Software (now part of IBM) and Activant Solutions (now part of Epicor). He has also held executive positions at American Airlines and other corporations. Mr. Petersen has a BA from Boston College and an MBA from Duke University’s Fuqua School of Business. We believe Mr. Petersen’s qualifications to serve on our Board include his extensive experience as an executive and a director, including as a director on other public company boards, as well as his strategic, operations, finance, and compliance leadership experience.

Executive Officers

Marc H. Hedrick, M.D. Dr. Hedrick joined the Company in October 2002 as Chief Scientific Officer. In May 2004, he was appointed as President of the Company and in April 2014 he was appointed as its Chief Executive Officer. Dr. Hedrick has served as a member of our Board since joining the Company in October 2002. Previously, Dr. Hedrick served in a number of executive leadership positions, including President and Chief Executive Officer of StemSource from 2001 to 2003 and Chief Scientific Officer and Medical Director of Macropore Biosurgery from 2002 to 2004. Dr. Hedrick has also served as a board member for a number of public and private companies since 2000. Prior to his corporate career, Dr. Hedrick was Associate Professor of Surgery and Pediatrics at the University of California, Los Angeles. While at the University of California, Los Angeles, Dr. Hedrick’s academic research received both NIH funding as well as private and public capitalization and was widely acknowledged through scientific publications and the media. Dr. Hedrick also has first-hand experience as a physician, practicing general, vascular and craniofacial surgery. Dr. Hedrick has a medical degree from The University of Texas Southwestern Medical School and a Master of Business Administration from The UCLA Anderson School of Management and is a trained general, vascular and plastic surgeon. We believe Dr. Hedrick’s qualifications to serve on our Board include his executive, financial, governance and operational leadership experience in medical and pharmaceutical product development.

Andrew Sims. Mr. Sims joined us as Chief Financial Officer in February 2020. Prior to his appointment as our Chief Financial Officer, Mr. Sims held roles at several private equity-backed companies. Between 2012 and 2017, Mr. Sims was Chief Financial Officer of Amplify LLC, an advisory and management consulting services firm. Following his time at Amplify, Mr. Sims served as Chief Financial Officer of Verbatim Support Services LLC, a litigation support company, from 2017 to 2019. His focus has been on mergers and acquisitions, integrations, corporate capitalization, and building out and managing teams to support global growth. Previously, Mr. Sims was Partner at Mazars, a global accounting, advisory, audit, tax and consulting firm. Working from both the Oxford, England and New York offices, Mr. Sims audited and advised global public clients, including a variety of healthcare companies, with average annual revenues in excess of $1 billion. Further, he was the lead partner on over 50 acquisitions ranging from $5 million to $4 billion in purchase price. He is a Certified Public Accountant in the U.S. and a Chartered Accountant in England and Wales. Mr. Sims is a graduate of Buckingham University in the United Kingdom.

Norman LaFrance, M.D. Dr. LaFrance joined us as Chief Medical Officer in November 2021. Prior to joining the Company, Dr. LaFrance served as Chief Medical Officer and Senior Vice President at Jubilant Pharma Ltd. from 2012 to 2022 where he was responsible for all Pharma Medical & Regulatory Affairs activities. Dr. LaFrance has spent more than four decades in the pharmaceutical and healthcare industry, academia and medical practice. His background includes strategic planning and management of pharmaceutical development for approval by the FDA as well as clinical and academic experience. In addition, Dr. LaFrance practiced medicine for 10 years and held academic faculty appointments at Johns Hopkins University School of Medicine in the Departments of Medicine and Radiology and the Department of Radiological Sciences in the Johns Hopkins School of Hygiene and Public Health. He is double board certified in internal medicine and nuclear medicine. He is a graduate of the medical school at the University of Arizona and received his Bachelor of Science and Master of Engineering degrees in Nuclear Engineering and Science from Rensselaer Polytechnic Institute.

Term of Office

Our directors are elected for a term of one year and until their respective successors are elected and qualified, or until their earlier resignation, disqualification, or removal. Our executive officers are appointed by our Board and hold office for such terms as may be prescribed by our Board and until their successors are appointed, or until their earlier resignation or removal.

Involvement in Certain Legal Proceedings

None of our directors or executive officers have been involved in any events during the past ten years that would require disclosure under Item 401(f) of Regulation S-K.

Family Relationships

There are no family relationships among any of the directors or executive officers.

Independent Chairman

Our Board appointed Mr. Hawkins to serve as our independent Chairman of our Board in January 2018. As Chairman of our Board, Mr. Hawkins presides over meetings of our independent directors without management present. Mr. Hawkins also performs such additional duties as our Board may otherwise determine and delegate. Mr. Hawkins is an independent director and satisfies the independence requirements under Nasdaq listing standards.

Composition of Our Board

Our Board may establish the authorized number of directors from time to time by resolution. Our Board currently consists of six members.

No stockholder has any special rights regarding the election or designation of members of our Board. There is no contractual arrangement by which any of our directors are appointed to our Board. Our current directors will continue to serve as directors until our 2024 annual meeting of stockholders and until their successor is duly elected, or if sooner, until their earlier death, resignation, or removal.

Our Board held six meetings during 2023. No member of our Board attended fewer than 75% of the aggregate of (a) the total number of meetings of the Board (held during the period for which he or she was a director) and (b) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served). Members of our Board are invited and encouraged to attend our annual meeting of stockholders. In 2023, all members of our Board attended our annual meeting of stockholders.

Executive Sessions of Independent Directors

In order to promote open discussion among non-management directors, and as required under applicable Nasdaq rules, our Board conducts executive sessions of non-management directors during each regularly scheduled Board meeting and at such other times if requested by a non-management director. In 2023, the non-management directors met in executive session at least twice. The non-management directors provide feedback to executive management, as needed, promptly after the executive session. Mr. Hedrick does not participate in such sessions. As Chairman of our Board, Mr. Hawkins presides over meetings of our independent directors without management present.

Committees of Our Board

Our Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of these committees of our Board are described below. Members serve on these committees until their resignation or until otherwise determined by our Board. Our Board may have or establish other committees as it deems necessary or appropriate from time to time. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act, Nasdaq and SEC rules and regulations.

Each committee has adopted a written charter, which is available on our website at https://ir.plustherapeutics.com/governance/board-comittees. As of the date of this Form 10-K, the composition of our audit, compensation, and nominating and corporate governance committees were as follows:

Nominating and
Corporate
		Compensation		Governance
Director	Independent	Committee	Audit Committee	Committee
An van Es-Johansson, MD	X		Member	Chairperson
Howard Clowes	X	Chairperson	Member	Member
Robert Lenk, PHD	X			Member
Greg Petersen	X	Member	Chairperson

Audit Committee

Our audit committee currently consists of Mr. Clowes, Dr. van Es-Johansson and the audit committee chair, Mr. Petersen. The Board has determined that all members of the audit committee satisfied, the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The Board has determined that Mr. Petersen is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment. No member of the audit committee simultaneously serves on the audit committees of more than three public companies. During 2023, the audit committee met four times.

The primary purpose of the audit committee is to discharge the responsibilities of our Board with respect to our corporate accounting and financial reporting processes, systems of internal control, and financial-statement audits, and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

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

•

reviewing and discussing with management and the auditor, our audited financial statements including our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing our earnings press releases as well as financial information and earnings guidance provided to analysts and rating agencies;

•	reviewing and approving our annual budget; and

•	reviewing all related person transactions which are required to be reported under applicable SEC regulations.

Compensation Committee

Our compensation committee consists of Mr. Clowes and Mr. Petersen, each of whom our Board has determined is independent under Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. During 2023, the compensation committee met two times.

The primary purpose of our compensation committee is to discharge the responsibilities of our Board in overseeing our compensation policies, plans, and programs for directors and employees and to review and determine the compensation to be paid to our executive officers and other senior management, as appropriate.

Specific responsibilities of our compensation committee include:

•
developing and implementing compensation programs for our executive officers and other employees, subject to the discretion of the full Board;
•
establishing base salary rates, benefits and other compensation matters for each of our executive officers;
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

See the sections titled “Item 11. Executive Compensation-Compensation Discussion and Analysis” and “- Director Compensation” for a description of our processes and procedures for the consideration and determination of executive officer and director compensation.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Mr. Clowes, Dr. Lenk, and Dr. van Es-Johansson, each of whom our Board has determined is independent under the Nasdaq listing standards, a non-employee director, and free from any relationship that would interfere with the exercise of his or her independent judgment. The chair of our nominating and corporate governance committee is Dr. van Es-Johansson. During 2023, the nominating and corporate governance committee met two times.

Specific responsibilities of our nominating and corporate governance committee include:

•
analyzing the expertise and experience of the Board and ensuring the membership of the Board consists of persons with sufficiently diverse and independent backgrounds;
•
identifying, recruiting, evaluating and recommending to the Board individuals qualified to become members of the Board;
•
reviewing the Board committee structure and recommending to the Board changes to such structure;
•
reviewing and reassessing the adequacy of our Corporate Governance Guidelines and recommending any proposed changes;
•
overseeing the annual self-evaluations of the Board and Board committees;
•
reviewing and discussing with management disclosures in our annual proxy statement regarding director independence; and
•
overseeing succession planning and processes for our Chief Executive Officer.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics has been posted on our website at www.plustherapeutics.com. To the extent required by SEC rules, we intend to post amendments to this code, or any waivers of its requirements, on our website at www.plustherapeutics.com. To date, there have been no waivers under our Code of Business Conduct and Ethics.

Hedging and Pledging Prohibition

Under our Insider Trading and Communications Policy, our directors, officers, employees, consultants and contractors (and each such individual’s family members, other members of a person’s household and entities controlled by a person covered by this policy, as described in the policy) are prohibited from engaging in the following transactions at any time: (i) engaging in short sales of our securities; (ii) trading in put options, call options or other derivative securities involving our securities on an exchange or in any other organized market; (iii) engaging in hedging or monetization transactions involving our securities, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds; and (iv) holding our securities in a margin account or otherwise pledging our securities as collateral for loan.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, which addresses matters such as the Board’s responsibilities and duties and the Board’ composition and compensation. The Corporate Governance Guidelines are available on our website at https://ir.plustherapeutics.com/governance/corporate-governance-materials.

Stockholder Recommendation and Nominees

The nominating and corporate governance committee and our Board will review and evaluate candidates proposed by stockholders. The nominating and corporate governance committee and our Board will apply the same criteria, and follow substantially the same process in considering the candidates, as they do in considering other candidates. The factors generally considered by the nominating and corporate governance committee and our Board are set out in our Corporate Governance Guidelines, which are available on our website at https://ir.plustherapeutics.com/governance/corporate-governance-materials.

If a stockholder who is eligible to vote at the 2024 annual meeting of stockholders wishes to nominate a candidate to be considered for election as a director, it must comply with the procedures set forth in our Bylaws and give timely notice of the nomination in writing to our Secretary. Stockholder recommendations must include the following information to be considered by our governance and nominating committee: (a) all information relating to such recommended candidate as would be required to be disclosed for a director nominee pursuant to Regulation 14A under the Exchange (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected) and as required for stockholder nominations of director candidates pursuant to the Company’s Amended and Restated Bylaws; (b) the names and addresses of the stockholders making the recommendation and the number of shares of the Company’s common stock which are owned beneficially and of record by such stockholders; and (c) other appropriate biographical information and a statement as to the qualification of the nominee. There are no pre-established qualifications, qualities or skills at this time that any particular director nominee must possess and nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Stockholder recommendations to our Board should be sent to: Email stockholderrecommendations@plustherapeutics.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports filed with the SEC and written representations from the reporting person that no other reports were required during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements during that fiscal year were met, other than one Form 4 for Dr. Marc Hedrick that was not timely filed with respect to inadvertent trades made by Dr. Hedrick’s custodian without authorization.

Item 11. Executive Compensation.

Our named executive officers (“NEOs”), which consist of our chief executive officer and the two other most highly compensated executive officers who were serving at the end of 2023, are:

•	Marc H. Hedrick, M.D., our President and Chief Executive Officer;

•	Andrew Sims, our Chief Financial Officer; and

•	Norman LaFrance, M.D., our Chief Medical Officer.

Investors are encouraged to read the compensation discussion below in conjunction with the compensation tables and related notes, which include more detailed information about the compensation of our NEOs for 2023 and 2022.

2023 Summary Compensation Table

The table below summarizes the total compensation earned by each NEO in fiscal years ended December 31, 2023 and 2022.

				Non-Equity
			Option	Incentive Plan	All Other
NEO	Year	Salary ($)	Awards ($) (1)	Compensation ($) (2)	Compensation ($) (3)	Total ($)
Marc H. Hedrick, M.D.	2023	556,400	188,692	336,622	52,313	1,134,027
President and Chief Executive Officer	2022	535,000	—	361,928	57,723	954,651
Andrew Sims	2023	355,000	40,722	125,803	17,706	539,231
Chief Financial Officer	2022	305,000	—	125,164	16,012	446,176
Norman LaFrance, M.D.	2023	440,000	29,244	161,700	44,321	675,265
Chief Medical Officer	2022	440,000	—	152,460	45,351	637,811

(1) The amounts in this column reflect the aggregate grant date fair value of stock options granted in the applicable year. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for the year ended December 31, 2023.

(2) The amounts in this column represent annual performance‑based bonuses for 2023 and 2022.

(3) This column includes standard benefits which are 401K match, and health and life insurance premiums.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

On May 13, 2020 we entered into Amended and Restated Executive Employment Agreements with each of Dr. Hedrick (the “Hedrick Employment Agreement”) and Mr. Sims (the “Sims Employment Agreement”). On September 7, 2021, we entered into an Executive Employment Agreement with Dr. LaFrance, which was amended on November 8, 2021 (the “LaFrance Employment Agreement” and, together with the Hedrick Employment Agreement and the Sims Employment Agreement, the “Executive Employment Agreements”). The Executive Employment Agreements generally provide for a minimum base salary, a discretionary annual cash bonus based on the achievement of Company performance goals and the ability to participate in, subject to applicable eligibility requirements, all of our benefit plans and fringe benefits and programs that may be provided to our executives from time to time. Dr. Hedrick is also eligible for certain severance payments as described further below under “Additional Narrative Disclosure: Termination Based-Compensation” below.

Compensation Committee

The compensation committee operates in accordance with the compensation committee charter (the “Compensation Committee Charter”). The Compensation Committee Charter outlines responsibilities and duties of the members, sets forth the frequency of meetings, establishes and reviews the overall compensation policies and practices of the Company and also sets forth the process to review and approve the executive compensation program for the Chief Executive Officer and other executive officers, and make appropriate recommendations to the Board.

The compensation committee approves or makes recommendations to our Board on decisions concerning compensation of the executive management team and Board on a periodic basis to ensure that it is consistent with our short-term and long-term goals. The compensation committee assess the appropriateness of the nature and amount of compensation of our executives by reference to relevant employment market conditions with the overall objective of ensuring maximum stakeholder benefit from the recruitment and retention of a high-quality board and executive team.

Additionally, the compensation committee is responsible for evaluating the performance of the Company’s key senior executives. The Company’s Chief Executive Officer and other members of management regularly discuss the Company’s compensation issues with compensation committee members. The compensation committee reviews and recommends to the Board the overall bonus and equity incentive awards for employees of the Company Additionally, the Company’s Chief Executive Officer makes recommendations to the compensation committee for review, modification (if applicable) and approval in relation to bonuses and equity incentive awards for members of the executive management team.

Compensation Setting Process

In the process of determining compensation for our NEOs, the compensation committee considers the current financial position of the Company, the strategic goals of the Company, and the performance of each of our NEOs. The compensation committee retained Larry Setren & Associates in December 2022 and Anderson Pay Advisors in January 2023, to perform an independent compensation review and to provide compensation research, analysis and recommendations. In addition, from time to time, the compensation committee considers the various components (described below) of our compensation program for executives in relation to compensation paid by other public companies, compensation data from Radford Global Life Sciences Survey, their historical review of all executive officer compensation, and recommendations from our Chief Executive Officer (other than for his own compensation). The compensation committee has the sole authority to select, compensate and terminate its external advisors.

The compensation committee utilizes the following components of compensation (described further below) to strike an appropriate balance between promoting sustainable and excellent performance and discouraging any excessive risk-taking behavior:

•	Base salary;

•	Annual bonuses;

•	Annual long-term equity compensation;

•	Personal benefits and perquisites; and

•	Acceleration and severance agreements tied to changes in control of the Company.

Base Salaries

For the Company’s 2023 fiscal year, the annual base salaries for Dr. Hedrick, Mr. Sims and Dr. LaFrance were $556,400, $355,000 and $440,000, respectively.

Annual Bonuses

Target bonuses are reviewed annually and established as a percentage of the executives’ base salaries, generally based upon seniority of the officer and targeted at or near the median of the peer group and relevant survey data (including the Radford Global Life Sciences Survey). Each year, the compensation committee establishes corporate objectives related to the Company’s clinical, financial and operational goals and sets each executive’s respective bonus target percentages, taking into account recommendations from our Chief Executive Officer as it relates to individual objectives for executive positions other than the Chief Executive Officer. Our Chief Executive Officer’s target bonus is set by the compensation committee to align entirely with our overall corporate objectives. Our other NEOs have additional individual goals the attainment of which comprises a specified percentage of their total bonus compensation. After each fiscal year-end, our Chief Executive Officer provides the compensation committee with a written evaluation showing actual performance as compared to corporate and/or individual objectives, and the compensation committee uses that information, along with the overall corporate performance, to determine what percentage of each executive’s bonus target will be paid out as a bonus for that year. Overall, the compensation committee seeks to establish the corporate and individual functional goals to be challenging yet attainable, and stretch goals that are highly challenging.

Dr. Hedrick’s target bonus for the Company’s 2023 and 2022 fiscal years as a percentage of base salary was 55%. Mr. Sims’ and Dr. LaFrance’s target bonus for the Company’s 2023 and 2022 fiscal years as a percentage of base salary was 35%.

For the Company’s 2023 fiscal year, the corporate goals approved by the Board (upon recommendation of the compensation committee for purposes of executive compensation) were determined by the compensation committee to have been achieved at a level of 110%. As our Chief Executive Officer’s bonus is based exclusively on attainment of our corporate goals, Dr. Hedrick received $336,622 or 110% of his target cash bonus. Based upon the attainment of 110% of the corporate goals, and (i) upon an attainment of 75% of his individual goals, our Chief Financial Officer, Mr. Sims, received $125,803, or 101% of his target cash bonus; and (ii) upon an attainment of 100% of his individual goals, our Chief Medical Officer, Dr. LaFrance, received $161,700, or 105% of his target cash bonus.

Long-Term Equity Compensation

We designed our long-term equity grant program to further align the interests of our executives with those of our stockholders and to reward the executives’ longer-term performance. Historically, the compensation committee has granted stock options, although from time-to-time, to further increase the emphasis on compensation tied to performance, the compensation committee may grant other equity awards as allowed by the 2020 Stock Incentive Plan based on its judgment as to whether the complete compensation packages to our executives, including prior equity awards, are appropriate and sufficient to retain and incentivize the executives and whether the grants balance long-term versus short-term compensation. The compensation committee also considers our overall performance as well as the individual performance of each of our NEOs, the potential dilutive effect of restricted stock awards, the dilutive and overhang effect of the equity awards, and recommendations from the Chief Executive Officer (other than with respect to his own equity awards).

Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.

For the year ended December 31, 2023, our Chief Executive Officer was awarded stock options covering a total of 6,720 shares, our Chief Financial Officer was awarded stock options covering a total of 1,451 shares and our Chief Medical Officer was issued a stock option covering 1,047 shares. There were no new stock options awarded to our NEOs in 2022. You can find more information on the stock options granted to our Named Executive Officers below under “Outstanding Equity Awards at December 31, 2023.”

Personal Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts and 401(k). These plans are available to all full-time employees. In keeping with our philosophy to provide total compensation that is competitive within our industry, we offer limited personal benefits and perquisites to executive officers. You can find more information on the amounts paid for these perquisites to or on behalf of our NEOs in our 2023 Summary Compensation Table.

Outstanding Equity Awards at December 31, 2023

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2023.

			Number of
		Number of	Securities
		Securities	Underlying
		Underlying	Unexercised	Option
		Unexercised	Unearned Options	Exercise	Option
	Option	Options (#)	(#)	Price	Expiration
Name	Grant Date (1)	Exercisable (3)	Unexercisable (2)(3)	($) (3)	Date
Marc H. Hedrick, M.D.,	4/11/2014	3	—	267,750	4/11/2024
President and Chief Executive Officer	8/21/2014	1	—	157,500	8/21/2024
	1/30/2015	3	—	54,000	1/30/2025
	1/4/2016	8	—	21,060	1/4/2026
	3/8/2017	13	—	11,625	3/8/2027
	6/25/2020	8,170	1,164	32	6/25/2030
	2/16/2021	4,180	1,708	55	2/16/2031
	5/25/2021	8,649	4,736	34	5/25/2031
	2/15/2023	6,720	25,535	6	2/15/2033

Andrew Sims	2/6/2020	2,091	576	33	2/6/2030
Chief Financial Officer	2/16/2021	3,154	1,288	55	2/16/2031
	5/25/2021	4,317	2,363	34	5/25/2031
	2/15/2023	1,451	5,510	6	2/15/2033

Norman LaFrance, M.D.	11/11/2021	4,168	3,832	26	11/11/2031
Chief Medical Officer	2/15/2023	1,047	3,952	6	2/15/2033

(1)	For a better understanding of this table, we have included an additional column showing the grant date of the stock options.

(2)

Unless otherwise provided, unvested stock options are subject to four-year vesting (from the grant date), and all stock options have a contractual term of 10 years from the date of grant. Awards presented in this table contain one of the following two vesting provisions:

•

With respect to an initial stock option grant to an employee, 1/4th of the shares subject to the award vest on the one-year anniversary of the vesting start date, while an additional 1/36th of the remaining option shares vest at the end of each month thereafter for 36 consecutive months, or

•

With respect to stock option grants made to an employee after one full year of employment, 1/48th of the shares subject to the award vest at the end of each month over a four-year period, as measured from the vesting start date.

(3)

We consummated a 1-for-15 reverse stock split in May 2016, a 1-for-10 reverse stock split in May 2018, a 1-for-50 reverse stock split in August 2019 and a 1-for-15 reverse stock split in May 2023. The amounts set forth in this column reflect these four reverse stock splits.

Potential Payments upon Termination or Change-in-control

Pursuant to the terms of the Executive Employment Agreements, if one of our NEOs is terminated without “cause” or resigns for “good reason,” (a “Severance Termination”), then such NEO will be eligible to receive: (i) an amount equal to twelve months of his base salary; (ii) an amount equal to his target bonus for the year in which such Severance Termination occurs; (iii) the annual bonus earned for the prior calendar year if not yet paid as of the date of such Severance Termination; (iv) an amount equal to twelve months of the premiums such NEO is required to pay under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”) to continue coverage for him and his eligible dependents under our group health plans; and (v) the accelerated vesting of such NEO’s unvested equity incentive awards that would have vested during the period beginning on the date of such Severance Termination and ending on (1) in case of a Severance Termination of Dr. Hedrick and LaFrance, twelve months thereafter, or (ii) in the case of a Severance Termination of Mr. Sims, nine months thereafter. In order to be eligible for the benefits set forth above, such NEO must sign (and not revoke) a general release of claims in favor of the Company as of the date of the Severance Termination, as applicable (a “Release”).

If a Severance Termination occurs within the period beginning on the date the Company and an acquiror formally or informally agree on the terms of a transaction which, if consummated, would constitute a “change in control” and ending on the closing date of the change in control, or within twelve months following a change in control, upon signing a Release (a “CoC Termination”), such NEO will be eligible to receive: (i) those items listed in the above paragraph under subclauses (ii) and (iii); (ii) an amount equal to (1) in the case of a CoC Termination of Dr. Hedrick or Dr. LaFrance, 18 months of the greater of his base salary in effect immediately prior to the date of such CoC Termination and his base salary in effect on the date the terms of a transaction that results in a change in control are agreed to, or (2) in the case of a CoC Termination of Mr. Sims, 12 months of the greater of his base salary in effect immediately prior to the CoC Termination and his base salary in effect on the date the terms of a transaction that results in a change in control; (iii) the amounts listed in the above paragraph under subclause (iv) except that, if the CoC Termination is for Dr. Hedrick or Dr. LaFrance, the amount of the COBRA payment will be increased to 18 months; (iv) the acceleration of such NEO’s remaining unvested equity incentive awards effective on the later of the CoC Termination and the date of the change in control; and (v) the right to exercise the equity incentive awards granted to him on or after the date of his Executive Employment Agreement until the later of (1) three months after the CoC Termination, (2) three months following the change in control with respect to any equity incentive awards that become exercisable upon a change in control due to this acceleration in connection with the change in control, and (3) any period specified in such NEO’s award agreements (but not beyond the original expiration date of any equity incentive award). Further, even if a CoC Termination does not occur, if any of our NEOs remain employed by the Company as of the closing of such change in control, all of such NEO’s outstanding unvested incentive stock awards shall automatically accelerate on the date of such change of control.

Under the Executive Employment Agreements, the term “cause” generally refers to the occurrence of certain events including (i) the employee’s extended disability, (ii) employee’s repudiation of his employment or his Executive Employment Agreement, (iii) the employee’s conviction of a felony or certain misdemeanors, (iv) employee’s demonstrable and documented fraud, (v) intentional, reckless or grossly negligent action which causes material harm to the Company, (vi) intentional failure to substantially perform material employment duties or directives, and (vii) chronic absence from work for reasons other than illness, permitted vacation or resignation for good reason.

Under the Executive Employment Agreements, the term “good reason” generally refers to: (i) the Company’s material breach of its obligation to pay employee the compensation earned for any past service (at the rate which had been stated to be in effect for such period of service); (ii) a change in employee’s position with the Company which materially reduces the employee’s duties or stature in the business conducted by the Company; and (iii) a reduction in the employee’s level of compensation, provided, however, that a Company-wide reduction of compensation of not more than fifteen percent (15%) that is also applicable to all of the senior management team of the Company and which continues for less than three (3) months, shall not constitute Good Reason.

Under the Executive Employment Agreements, the term “change of control” generally refers to (i) a change in the composition of the Board, as a result of which fewer than one-half of the incumbent directors are directors who either: (A) had been directors of the Company; or (B) were elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the aggregate of the original directors who were still in office at the time of the election or nomination and the directors whose election or nomination was previously so approved; (ii) any “person” who by the acquisition or aggregation of securities, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities ordinarily having the right to vote at elections of directors (the “Base Capital Stock”); except that any change in the relative beneficial ownership of the Company’s securities by any person resulting solely from a reduction in the aggregate number of outstanding shares of Base Capital Stock, and any decrease thereafter in such person’s ownership of securities, shall be disregarded until such person increases in any manner, directly or indirectly, such person’s beneficial ownership of any securities of the Company; (iii) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of (A) the continuing or surviving entity and (B) any direct or indirect parent corporation of such continuing or surviving entity; or (iv) the sale, transfer or other disposition of all or substantially all of the Company’s assets.

Resignation, Retirement, Termination for Cause, or Resignation without Good Reason Arrangements

The Company does not have any agreements or plans other than the Executive Employment Agreements in place for the NEOs that would provide additional compensation in connection with a retirement.

Director Compensation

The following table summarizes director compensation awarded to, earned by or paid to our non-employee directors who served on our Board during fiscal year 2023:

	Fees Earned
	or Paid in	Option
Non-Executive Director Name (1)	Cash (2) ($)	Awards ($) (3)	Total ($)
Richard J. Hawkins, Chairman	95,000	7,874	102,874
Howard Clowes	67,500	7,874	75,374
An van Es-Johansson	57,500	7,874	65,374
Robert Lenk	45,000	7,874	52,874
Greg Petersen	72,500	7,874	80,374

(1)

Dr. Hedrick is not included in this table as he is our chief executive officer and receives no extra compensation for his service as a director. The compensation received by Dr. Hedrick in his capacity as our chief executive officer is set forth in the 2023 Summary Compensation Table and further described in the “Narrative Disclosures to Summary Compensation Table.”

(2)

Amounts are composed of the following: $40,000 for fees as a Board member, $37,500 for Chairman of the Board, $27,500 for audit committee chairman, $15,000 for compensation committee chairman, $10,000 for nominating and corporate governance chairman, $5,000 for compensation committee, nominating and corporate governance and audit committee members, and additional $2,500 for audit committee member.

(3)

Amounts in this column represent awards of restricted stock options with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The fair value determined at the date of grant in accordance with U.S. GAAP based on the closing price of our common stock on the applicable grant date. The vesting of these stock awards are service based and subject to continued participant as Board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2023 about shares of our common stock that may be issued upon the exercise of outstanding options, and shares remaining available for issuance under all of our equity compensation plans:

Number of
securities remaining
		Weighted-	available for
	Number of securities	average	future issuance
	to be issued upon	exercise	under equity
	exercise	price of	compensation plans
	of outstanding options,	outstanding	(excluding securities
	warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,675	$170.12	6,024
Equity compensation plans not approved by security holders	129,434	26.54	180,607
Total	140,109	$196.66	186,631

(1)	Represents (i) options outstanding that were issued under the 2004 Stock Option and Stock Purchase Plan which expired in August 2004 and (ii) the 2015 New Employee Incentive Plan.

(2)	See Notes to the Financial Statements included elsewhere herein for a description of our 2020 Stock Incentive Plan.

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

The 2015 Plan is administered by the compensation committee. The plan administrator has discretion to take action under the 2015 Plan, such as determining the purchase price, performance measures, any repurchase rights, as well as make adjustment to the terms of any Award to reflect, or related to, such changes in our capital structure or distributions as we deem appropriate, including modification of performance goals, performance award formulas, and performance periods. As of December 31, 2023, there were 6,024 shares of common stock remaining and available for issuance under the 2015 Plan.

On June 16, 2020, our stockholders approved our 2020 Plan, which replaced the Company’s 2014 Equity Incentive Plan. The 2020 Plan, as amended, provides for the issuance of up to 4,550,000 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan).

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

The additional information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2023 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each director, (c) our named executive officers and (e) all current directors and executive officers as a group.

We believe, based on information provided to us or based on filings with the SEC, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. The beneficial ownership percentages set forth in the table below are based on 4,444,097 shares of our common stock were outstanding as of December 31, 2023.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned(2)	Number of Shares of Common Stock Subject to Awards/Warrants Exercisable Within 60 Days of December 31, 2023(3)	Total Number of Shares of Common Stock Beneficially Owned(4)(5)	Percent Ownership

Greater than 5% Stockholders
None	—	—	—	—%
Directors and Named Executive Officers
Marc H. Hedrick, M.D.	170	30,282	30,452	0.67%
Andrew Sims	815	11,849	12,664	0.28%
Norman LaFrance, M.D.	—	5,757	5,757	0.13%
Howard Clowes	11,693	4,436	16,129	0.36%
An van Es-Johansson	—	4,436	4,436	0.10%
Richard J. Hawkins	1	6,813	6,814	0.15%
Greg Petersen	24,166	4,436	28,602	0.63%
Robert P. Lenk	25,160	4,436	29,596	0.65%
All current executive officers and directors as a group (8 persons)	62,005	72,445	134,450	2.97%

(1)	Unless otherwise indicated, the address of each of the individuals is c/o Plus Therapeutics, Inc., 4200 Marathon Blvd. Suite 200, Austin, TX 78756.

(2)	Unless otherwise indicated, represents shares of outstanding common stock owned by the named parties as of December 31, 2023.

(3)

Shares of common stock subject to stock options or warrants currently exercisable or exercisable within 60 days of December 31, 2023 are deemed to be outstanding for computing the percentage ownership of the person holding such options or warrants and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person or group.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board has unanimously determined that Mr. Clowes, Dr. van Es-Johansson, Mr. Hawkins, Dr. Lenk and Mr. Petersen are “independent” under the applicable standards of Nasdaq and the SEC.

Dr. Hedrick has served as the Company’s President and Chief Executive Officer since 2004 and 2014, respectively, and therefore is not an independent Director.

All of the directors who serve as members of the audit committee, the compensation committee and the governance and nominating committee are independent under our independence standards, Nasdaq listing standards and the applicable rules of the SEC.

Related Party Transactions

We have adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration, and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” includes, subject to certain exceptions, a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant, or director are not considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

The policy is administered by the audit committee, which will approve only those transactions that are, in its judgment, appropriate or desirable under the circumstances. Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of the proposed transaction, must present information regarding the proposed related person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our Board) for review. To identify related person transactions in advance, we rely on information supplied by our executive officers, directors, and certain significant stockholders. In considering related person transactions, our audit committee considers the relevant available facts and circumstances, which may include among other factors:

•
the risks, costs, and benefits to us;
•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the availability of other sources for comparable services or products, and
•
whether the terms of the transaction are fair to the Company and on terms no less favorable to the Company than terms that could have been reached with an unrelated third party.

Whether the transaction would present an improper conflict of interest for any Director, Director nominee or executive officer, taking into account the size of the transaction, the overall financial position of the applicable Related Person, the direct or indirect nature of the applicable Related Person, the ongoing nature of any proposed relationship and any other relevant factors.

No director may participate in the discussion or approval of a transaction in which that director, or an immediate family member, has a direct or indirect interest.

Our audit committee will approve only those transactions that it determines are fair to us and in our best interests.

In 2023, there has not been, nor is there currently proposed, any related person transaction in which the Company or any of its subsidiaries was a participant, the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services.

The following table summarizes the aggregate fees for professional services provided by BDO USA, P.C. and their respective affiliates (collectively, “BDO”):

	Fiscal Year	Fiscal Year
	Ended	Ended
	December 31,	December 31,
	2023	2022

Audit Fees (1)	$398,000	$343,000
Audit Related Fees (2)	—	—
Tax Fees (3)	41,900	39,000
Total	$439,900	$382,000

(1)

Audit fees consist of fees for professional services performed by BDO for the audit of the financial statements included in our Form 10-K, the reviews of the financial statements included in our Form 10-Q , the reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees consist of fees for assurance and related services, performed by BDO that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services performed by BDO with respect to tax compliance, tax advice, tax consulting and tax planning.

Our audit committee charter, which is available on our website at https://ir.plustherapeutics.com/governance/board-comittees, requires the audit committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm in accordance with the charter of the audit committee. All services reported in the Audit, Audit-Related and Tax fees categories above were approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements.

The responses to this portion of Item 15 are set forth under Part II, Item 8 above. The following documents statements are filed as part of this report:

Balance Sheets — December 31, 2023 and 2022

Statements of Operations — December 31, 2023 and 2022

Statements of Stockholders’ Equity (Deficit) — December 31, 2023 and 2022

Statements of Cash Flows — December 31, 2023 and 2022

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

(a) (2) Financial Statement Schedules.

None.

(a) (3) Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b) Exhibits.

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation.		10-K	001-34375 Exhibit 3.1	03/11/2016
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/10/2016
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	05/23/2018
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	07/29/2019
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	08/06/2019
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K	001-34375 Exhibit 3.1	4/28/2023
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	11/28/2017
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock.		8-K	001-34375 Exhibit 3.1	07/25/2018
3.9	Certificate of Designation of Series F Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	03/03/2023
3.10	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.2	09/21/2021
4.1	Description of Securities.		10-K	001-34375 Exhibit 4.1	03/30/2020
4.2	Form of Common Stock Certificate.		10-K	001-34375 Exhibit 4.33	03/09/2018
4.3	Form of Series U Warrant.		S-1/A	333-229485 Exhibit 4.37	09/16/2019
4.4	Form of Warrant Amendment Agreement.		8-K	011-34375 Exhibit 4.1	04/23/2020
4.5	Form of Underwriters’ Warrant Amendment Agreement.		8-K	011-34375 Exhibit 4.1	10/05/2020
10.1+	Patent and Know-How License Agreement, dated March 29, 2020, by and between Plus Therapeutics, Inc. and NanoTx, Corp.		8-K	011-34375 Exhibit 10.1	3/30/2020
10.2+	Patent & Technology License Agreement, dated December 31, 2021, by and between Plus Therapeutics, Inc. and the University of Texas Health Science Center at San Antonio.		10-K	011-34375 Exhibit 10.2	2/24/2022
10.3	Equity Distribution Agreement, dated September 9, 2022, by and between Plus Therapeutics, Inc. and Canaccord Genuity LLC.		8-K	011-34375 Exhibit 1.1	09/09/2022
10.4	Purchase Agreement, dated August 2, 2022, by and between Lincoln Park Capital Fund, LLC and Plus Therapeutics, Inc.		8-K	011-34375 Exhibit 10.1	08/08/2022
10.5	Registration Rights Agreement, dated August 2, 2022, by and between Plus Therapeutics, Inc. and Lincoln Park Capital Fund.		8-K	001-34375 Exhibit 10.2	08/08/2022
10.6	Loan and Security Agreement, dated May 29, 2015, by and among Plus Therapeutics, Inc. Oxford Finance, LLC, and lenders listed thereof.		10-Q	001-34375 Exhibit 10.4	08/10/2015

10.7	First Amendment to Loan and Security Agreement, dated September 20, 2017, by and among Plus Therapeutics, Inc., Oxford Finance, LLC and lenders listed thereof.		S-1/A	333-219967 Exhibit 10.45	10/03/2017
10.8	Second Amendment to Loan and Security Agreement, dated June 19, 2018, by and among Plus Therapeutics, Inc., Oxford Finance, LLC and lenders listed thereof.		10-Q	001-34375 Exhibit 10.3	08/14/2018
10.9	Third Amendment to Loan and Security Agreement, dated August 31, 2018, by and among Plus Therapeutics, Inc., Oxford Finance, LLC and lenders listed thereof.		S-1	333-227485 Exhibit 10.51	09/21/2018
10.10	Fourth Amendment to Loan and Security Agreement, dated December 31, 2018, by and among Plus Therapeutics, Inc., Oxford Finance, LLC. and lenders listed thereof.		S-1	333-229485 Exhibit 10.52	02/01/2019
10.11	Fifth Amendment to Loan and Security Agreement, dated January 31, 2019, by and among Plus Therapeutics, Inc., Oxford Finance, LLC and lenders listed thereof.		10-K	001-34375 Exhibit 10.55	03/29/2019
10.12	Sixth Amendment to Loan and Security Agreement, dated February 28, 2019, by and among Plus Therapeutics, Inc., Oxford Finance, LLC and lenders listed thereof.		10-K	001-34375 Exhibit 10.56	03/29/2019
10.13	Seventh Amendment to Loan and Security Agreement, dated April 24, 2019, by and among Plus Therapeutics, Inc., Oxford Finance, LLC and lenders listed thereof.		10-Q	001-34375 Exhibit 10.3	05/14/2019
10.14	Eight Amendment to Loan and Security Agreement, dated July 15, 2019, by and among Plus Therapeutics, Inc., Oxford Finance, LLC, and lenders listed thereof.		10-Q	001-34375 Exhibit 10.2	08/15/2019
10.15+	Ninth Amendment to Loan and Security Agreement, dated March 29, 2020, by and among Plus Therapeutics, Inc., Oxford Finance, LLC and lenders listed thereof.		8-K	011-34375 Exhibit 10.2	3/30/2020
10.16	Ten Amendment to Loan and Security Agreement, dated June 28, 2023, by and among Plus Therapeutics, Inc., Oxford Finance, LLC and lenders listed thereof.	X
10.17#	Amended and Restated Employment Agreement, dated March 11, 2020, by and between Marc Hedrick and Plus Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.6	5/16/2020
10.18#	Amended and Restated Employment Agreement, dated March 11, 2020, by and between Andrew Sims and Plus Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.7	5/16/2020
10.19#	Employment Agreement, dated December 8, 2021, by and between Plus Therapeutics, Inc. and Normal LaFrance		8-K	001-34375 Exhibit 10.1	09/13/2021
10.20#	2015 New Employee Incentive Plan.		8-K	001-34375 Exhibit 10.1	01/05/2016
10.21#	First Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated January 26, 2017.		10-K	001-34375 Exhibit 10.42	03/24/2017
10.22#	Second Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated February 6, 2020.		10-K	001-34375 Exhibit 10.25	03/30/2020
10.23#	Form of Notice of Grant of Stock Option under the 2015 New Employee Incentive Plan.		S-8	333-210211 Exhibit 99.5	03/15/2016
10.24#	Form of Stock Option Agreement under the 2015 New Employee Incentive Plan.		S-8	333-210211 Exhibit 99.4	03/15/2016
10.25#	Plus Therapeutics, Inc. 2020 Stock Incentive Plan, as amended and restated.		8-K	001-34375 Exhibit 10.1	05/17/2021
10.26#	Form of Notice of Grant and Stock Option Agreement under the 2020 Stock Incentive Plan.		10-K	001-34375 Exhibit 10.26	02/24/2022

10.27+	Master Services Agreement, dated January 24, 2021, by and between Piramal Pharma Solutions, Inc. and Plus Therapeutics, Inc.		10-K	001-334275 Exhibit 10.24	02/22/2021
10.28#	Form of Indemnification Agreement.		8-K	001-34375 Exhibit 10.1	02/06/2020
10.29#	Form of Agreement for Acceleration and/or Severance.		10-K	001-34375 Exhibit 10.113	03/11/2016
10.30	Medidata Services Agreement and Statement of Work, dated November 5, 2021, by and between Medidata Solutions, Inc. and Plus Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.1	04/21/2022
10.31	Cancer Research Grant Contract, effective August 31, 2022, by and between the Cancer Prevention and Research Institute of Texas and Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 10.1	09/22/2022
10.32	Subscription and Investment Representation Agreement, dated March 3, 2023, by and between Plus Therapeutics, Inc. and the purchaser signatory thereto.		8-K	001-34375 Exhibit 10.1	03/03/2023
10.33#	Plus Therapeutics, Inc. 2020 Stock Incentive Plan, as further amended and restated		8-K	001-34375 Exhibit 10.1	04/20/2023
10.34	Tenth Amendment to Loan and Security Agreement		10-Q	001-34375 Exhibit 10.2	08/14/2023
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.	X
97.1	Incentive Compensation Recovery Policy	X
101.INS

The following financial information from The Plus Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2023 and 2022; (ii) Statements of Operations for the years ended December 31, 2023 and 2022; (iii) Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022; (iv) Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (v) Notes to Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

# Indicates management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv).

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUS THERAPEUTICS, INC.

By:	/s/ Marc H. Hedrick, MD
Marc. H. Hedrick, MD
President & Chief Executive Officer
March 5, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard J. Hawkins	Chairman of the Board	March 5, 2024
Richard J. Hawkins

/s/ Marc H. Hedrick, MD	President & Chief Executive Officer (Principal Executive Officer)	March 5, 2024
Marc H. Hedrick, MD

/s/ Andrew Sims	Chief Financial Officer and VP of Finance (Principal Financial and Accounting Officer)	March 5, 2024
Andrew Sims

/s/ An van Es-Johansson, MD	Director	March 5, 2024
An van Es-Johansson, MD

/s/ Greg Petersen	Director	March 5, 2024
Greg Petersen

/s/ Howard Clowes	Director	March 5, 2024
Howard Clowes

/s/ Robert Lenk	Director	March 5, 2024
Robert Lenk