Form 10-Q
period 2024-03-31
PLUS THERAPEUTICS, INC.
filed 2024-05-15
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024 , there were 5,704,219 shares of the registrant’s common stock outstanding.

PLUS THERAPEUTICS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the exhibits incorporated herein by reference contain “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements other than statements of historical fact constitute “forward-looking statements.” These forward-looking statements do not constitute guarantees of future performance. These forward-looking statements may be identified by terms such as “intend,” “expect,” “project,” “believe,” “anticipate,” “initiate,” “will,” “should,” “would,” “could,” “may,” “designed,” “potential,” “evaluate,” “hypothesize,” “plan,” “progressing,” “proceeding,” “exploring,” “opportunity,” “hopes,” “suggest,” and similar expressions, or the negative of such expressions. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our strategic collaborations and license agreements, intellectual property, U.S. Food and Drug Administration and European Medicines Agency approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our pre-clinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this report, including our potential need for additional financing and the availability thereof; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug product manufacturing to a contract drug manufacturing organization; and the potential enhancement of our cash position through development, marketing, and licensing arrangements; and a material security breach or cybersecurity attack affecting our operations and property. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and under “Part II – Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our liquidity and capital resources and our ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the radiotherapeutics, and more generally, oncological medicine fields, among others. The forward-looking statements included in this report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and under “Part II – Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

We encourage you to read the risks described under “Part II – Item 1A – Risk Factors” in this report carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and the Company undertakes no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,901	$8,554
Investments	323	—
Other current assets	989	1,280
Total current assets	4,213	9,834

Property and equipment, net	800	906
Operating lease right-use-of assets	171	202
Goodwill	372	372
Intangible assets, net	33	42
Other assets	32	32
Total assets	$5,621	$11,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,447	$6,631
Operating lease liability	115	120
Deferred grant liability	247	—
Term loan obligation, current	3,590	3,976
Total current liabilities	10,399	10,727

Noncurrent operating lease liability	59	85
Deferred grant liability	—	1,924
Total liabilities	10,458	12,736

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,522,656 and 4,264,231 issued and outstanding at March 31, 2024, and 4,522,656 issued and 4,444,097 outstanding as of December 31, 2023, respectively	5	5
Treasury stock (at cost, 258,425 and 78,559 shares as of March 31, 2024 and December 31, 2023, respectively)	(500)	(126)
Additional paid-in capital	479,420	479,274
Accumulated deficit	(483,762)	(480,501)
Total stockholders’ deficit	(4,837)	(1,348)
Total liabilities and stockholders’ deficit	$5,621	$11,388

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
Grant revenue	$1,677	$506

Operating expenses:
Research and development	2,763	2,983
General and administrative	2,213	2,245
Total operating expenses	4,976	5,228
Operating loss	(3,299)	(4,722)

Other income (expense):
Interest income	72	51
Interest expense	(34)	(134)
Total other expense	38	(83)
Net loss	$(3,261)	$(4,805)

Net loss per share, basic and diluted	$(0.75)	$(2.07)

Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	4,321,731	2,320,017

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

(In thousands, except share data)

			Convertible						Additional		Total
	Preferred stock		preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2022	—	$—	1,952	$—	2,240,092	$2	—	$—	$473,628	$(467,185)	$6,445
Stock-based compensation	—	—	—	—	—	—	—	—	140	—	140
Sale of common stock, net	—	—	—	—	168,164	—	—	—	895	—	895
Issuance of Series F preferred stock	1	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	(4,805)	(4,805)
Balance at March 31, 2023	1	$—	1,952	$—	2,408,256	$2	—	$—	$474,664	$(471,990)	$2,676

Balance at December 31, 2023	—	$—	1,952	$—	4,522,656	$5	(78,559)	$(126)	$479,274	$(480,501)	$(1,348)
Stock-based compensation	—	—	—	—	—	—	—	—	146	—	146
Purchase of treasury stock	—	—	—	—	—	—	(179,866)	(374)	—	—	(374)
Net loss	—	—	—	—	—	—	—	—	—	(3,261)	(3,261)
Balance at March 31, 2024	—	$—	1,952	$—	4,522,656	$5	(258,425)	$(500)	$479,420	$(483,762)	$(4,837)

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(3,261)	$(4,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155	158
Amortization of deferred financing costs and debt discount	16	66
Share-based compensation expense	146	140
Accretion of discount on short-term investments	1	—
Reduction in the carrying amount of operating lease right-of-use assets	31	29
Loss on disposal of property and equipment	—	2
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Other current assets	150	2,791
Accounts payable and accrued expenses	(43)	(3,639)
Change in operating lease liabilities	(31)	(29)
Deferred grant liability	(1,677)	(506)
Net cash used in operating activities	(4,513)	(5,793)

Cash flows used in investing activities:
Purchases of property and equipment	(40)	(97)
Purchase of short-term investments	(324)	—
Net cash used in investing activities	(364)	(97)

Cash flows used in/provided by financing activities:
Principal payments of term loan obligation	(402)	(402)
Purchase of treasury stock	(374)	—
Proceeds from sale of common stock, net	—	895
Net cash (used in) provided by financing activities	(776)	493
Net decrease in cash and cash equivalents	(5,653)	(5,397)
Cash and cash equivalents at beginning of period	8,554	18,120
Cash and cash equivalents at end of period	$2,901	$12,723

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$23	$73
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$141	$25
Right-of-use assets obtained in exchange for operating lease liability	$—	$51

See Accompanying Notes to these Condensed Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2024

(UNAUDITED)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed financial statements for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed balance sheet at December 31, 2023 has been derived from the audited financial statements at December 31, 2023, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc. (the “Company”) have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These financial statements should be read in conjunction with the financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 5, 2024.

Amendments to Certificate of Incorporation and Reverse Stock Split

At the Annual Meeting of Stockholders of the Company held on April 20, 2023 (the “Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to implement a reverse stock split of the Company’s then issued and outstanding common stock, par value $0.001 per share, with the ratio to be determined by the Board of Directors (the “Board”) of the Company, within a range of not less than 1-for-3 and not greater than 1-for-15. Subsequently, on April 21, 2023, the Board determined to fix the ratio for the reverse stock split at 1-for-15, without any change to its par value (the "Reverse Stock Split").

On April 27, 2023, following stockholder and Board approval, the Company filed a Certificate of Amendment to its Charter (the “Amendment”), with the Secretary of State of the State of Delaware to effectuate the Reverse Stock Split. The Amendment became effective on May 1, 2023. Upon effectiveness of the Reverse Stock Split, the number of shares of the Company’s common stock (x) issued and outstanding decreased from approximately 37.4 million shares to approximately 2.5 million shares; (y) reserved for issuance upon exercise of outstanding warrants and options decreased from approximately 2.0 million shares to approximately 0.1 million shares, and (z) reserved but unallocated under the Company’s current equity incentive plans decreased from approximately 3.0 million shares of common stock to approximately 0.2 million shares of common stock. The Company’s common stock began trading on the Nasdaq Capital Market (“Nasdaq”) on a post-split basis on May 1, 2023. The Company’s 5,000,000 shares of authorized Preferred Stock were not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split, and accordingly, the outstanding number of shares post Reverse Stock Split was adjusted down by approximately 1,310 (post-effect of the Reverse Stock Split) shares. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans for the period ended March 31, 2023 as presented in the condensed financial statements in this Quarterly Report on Form 10-Q. The Company’s financial statements, and all references thereto have been retroactively adjusted to reflect the Reverse Stock Split unless specifically stated otherwise.

Grant Revenue Recognition

In applying the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company has determined that government grants are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as the Company does not consider there to be a transfer of control of goods or services. With respect to each grant, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grants outside the scope of ASC 808, the Company applies International Accounting Standards No. 20 ("IAS 20"), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when the Company incurs expenses related to the grant for the amount the Company is entitled to under the provisions of the contract.

The Company also considers the guidance in ASC Topic 730, Research and Development, which requires an assessment, at the inception of each grant, of whether each grant agreement is a liability. If the Company is obligated to repay funds received regardless of the outcome of the related research and development activities, then the Company is required to estimate and recognize that liability. Alternatively, if the Company is not required to repay the funds, then payments received are recorded as revenue or contra-expense as the expenses are incurred.

Deferred grant liability represents grant funds received or receivable for which the allowable expenses have not yet been incurred as of the balance sheet date.

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. government and agency securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed statements of operations and comprehensive income/loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss). At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company’s intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense). As of March 31, 2024, there were no available-for-sale securities in an unrealized loss position, and there has been no allowance for expected credit losses recorded during any of the periods presented.

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts are recorded in interest income in the condensed statements of operations and comprehensive income/loss.

During the three months ended March 31, 2024, the unrealized gain on the Company’s available-for-sale securities was less than $1,000, and not presented separately in the condensed statement of operations and comprehensive income/loss.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company’s financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact of the changes required by the new standard on the Company’s financial statements and related disclosures.

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

3. Liquidity and Going Concern

The Company incurred a net loss of $3.3 million for the three months ended March 31, 2024. The Company had an accumulated deficit of $483.8 million as of March 31, 2024. Additionally, the Company used net cash of $4.5 million to fund its operating activities for the three months ended March 31, 2024.

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

On May 9, 2024, the Company closed a private placement of securities of the Company for aggregate gross proceeds of approximately $7.25 million, before deducting certain expenses payable by the Company, and excluding the proceeds, if any, from the exercise of warrants issued in the private placement. See Note 12 for further information regarding the private placement.

Nasdaq Listing Compliance

On March 8, 2024, the Company received a letter (the “Notice”) from the Listing Qualifications staff of Nasdaq, notifying the Company that it no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on Nasdaq or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). The Notice states that the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, disclosed stockholders’ equity of ($1,348,000) as of December 31, 2023, and that, as of March 8, 2024, the Company did not meet the Alternative Standards.

On April 22, 2024, the Company provided Nasdaq with its plan to achieve and sustain compliance with the stockholders’ equity requirement and requested that Nasdaq grant the Company an extension of time until September 4, 2024, to provide evidence of compliance with the stockholders’ equity requirement. Nasdaq has not yet responded to the Company’s plan, and there can be no assurance that Nasdaq will grant an extension or that the Company will be able to comply with the applicable listing standards of Nasdaq.

The Company continues to seek additional capital from other financing alternatives and other sources in order to ensure adequate funding is available to allow the Company to continue research and product development activities at their current levels. If sufficient capital is not raised, the Company will at a minimum need to significantly reduce or curtail its research and development and other operations, and this would negatively affect its ability to achieve corporate growth goals.

Should the Company fail to raise additional cash from outside sources, it would have a material adverse impact on its operations.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively (in thousands).

	Fair Value Measurements Using
March 31, 2024	Fair Value	Level 1	Level 2	Level 3
Money market	$176	$176	$—	$—
Treasury bills and government agency bonds	323	323	—	—
	$499	$499	$—	$—

	Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Money market	$5,449	$5,449	$—	$—

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

On June 28, 2023, the Company and Oxford entered into a tenth amendment to the Loan and Security Agreement, and revised the interest rate of the Loan to the greater of: (1) 8.95%, or (2) the sum of 1-month Secured Overnight Financing Rate and 8.05%, effective July 1, 2023.

The Term Loan, as amended, is collateralized by a security interest in substantially all of the Company’s existing and subsequently acquired assets, including its intellectual property assets, subject to certain exceptions set forth in the Loan and Security Agreement, as amended. The intellectual property asset collateral will be released upon the Company achieving a certain liquidity level when the total principal outstanding under the Loan and Security Agreement is less than $3.0 million. As of March 31, 2024, there was $0.4 million principal amount outstanding under the Term Loan, excluding the $3.2 million final payment fee, and the Company was in compliance with all of the debt covenants under the Loan and Security Agreement.

The Company’s interest expense for the three ended March 31, 2024 and 2023 was $34,000 and $0.1 million, respectively. Interest expense is calculated using the effective interest method; therefore it is inclusive of non-cash amortization in the amount of $21,000 and $0.1 million for the three ended March 31, 2024 and 2023, respectively, related to the amortization of the debt discount, capitalized loan costs, and accretion of final payment.

The Loan and Security Agreement, as amended, contains customary indemnification obligations and customary events of default, including, among other things, the Company’s failure to fulfill certain obligations under the Term Loan, as amended, and the occurrence of a material adverse change, which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Term Loan, which could materially harm the Company’s financial condition. As of March 31, 2024, the Company has not received any notification or indication from Oxford that it intends to invoke the material adverse change clause.

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

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	As of March 31,
	2024	2023
Outstanding stock options	303,133	134,283
Preferred stock	28,190	28,190
Outstanding warrants	142,733	142,733
Total	474,056	305,206

7. Grant Revenue

On September 19, 2022, the Company entered into that certain CPRIT contract (“CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide the Company with a CPRIT grant (“CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with leptomeningeal metastases (“LM”). The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

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

The Company retains ownership over any intellectual property developed under the CPRIT Contract (each, a “Project Result”). With respect to non-commercial use of any Project Result, the Company granted to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license with right to sublicense any necessary additional intellectual property rights to exploit all Project Results by CPRIT, other governmental entities and agencies of the State of Texas, and private or independent institutions of higher education located in Texas, for education, research and other non-commercial purposes.

The Company recognized $1.7 million and $0.5 million in grant revenue from the CPRIT Contract during the three months ended March 31, 2024 and 2023, respectively.

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

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of March 31, 2024, the Company did not have any clinical research study obligations.

Legal proceedings

From time to time, the Company is subject to legal proceedings and claims, whether asserted or unasserted, that arise in the ordinary course of business. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate.

9. License Agreements

Biocept License Agreement

On September 7, 2023, the Company entered into a Non-Exclusive License and Services Agreement (the “Biocept Agreement”) with Biocept, Inc (“Biocept”), pursuant to which Biocept granted the Company a non-exclusive license to use the Biocept proprietary cell enumeration test, CNsideTM (“CNside”). In exchange for the license, the Company issued to Biocept 53,381 unregistered shares, the fair value of which was $75,000. The Biocept Agreement also provides that if Biocept fully transfers the technology to the Company, a tech transfer and validation fee of $300,000 will be payable. In addition, the Company was granted an option for an exclusive worldwide license for $1,000,000 on or before December 31, 2024, to process and perform cell enumeration testing for treatments for other patients including those on the Company’s radiotherapeutic drugs.

On October 16, 2023, Biocept filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Bankruptcy Code. See Note 12 for further information regarding the Company’s acquisition of substantially all right, title and interest in CNside.

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

NanoTx License Agreement

On March 29, 2020, the Company and NanoTx, Corp. (“NanoTx”) entered into a Patent and Know-How License Agreement, pursuant to which NanoTx granted the Company an irrevocable, perpetual, exclusive, fully paid-up license, with the right to sublicense and to make, develop, commercialize and otherwise exploit certain patents, know-how and technology related to the development of radiolabeled nanoliposomes.

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of March 31, 2024, the Company accrued $0.5 million of payments due to NanoTx as a result of the CPRIT grant received (see Note 7, Grant Revenue of the condensed financial statements for additional information).

10. Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

Series F Preferred Stock

On March 3, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the Series F Preferred Stock, with the total authorization of one (1) share of Series F Preferred Stock. The Certificate of Designation provided that the share of Series F Preferred Stock would have 50,000,000 votes per share of Series F Preferred Stock and would vote together with the Company’s common stock, as a single class exclusively with respect to any proposal to amend the Company’s Charter to effect the Reverse Stock Split. On March 3, 2023, the Company entered into a subscription and investment representation agreement with Richard J. Hawkins, chairman of the board of the Company, who is an accredited investor (the “Series F Preferred Stock Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s

Series F Preferred Stock, par value $0.001 per share, to the Series F Preferred Stock Purchaser for $1,000 in cash. The sale closed on March 3, 2023.

At the Company’s 2023 annual meeting, the Series F Preferred Stock was voted, without action by the holder, on the proposal to approve the Reverse Stock Split in the same proportion as shares of common stock voted to approve the Reverse Stock Split. The Series F Preferred Stock otherwise had no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

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

The outstanding share of Series F Preferred Stock was redeemed in whole, automatically effective upon the approval by the Company’s stockholders of the Reverse Stock Split. Upon such redemption, the holder of the Series F Preferred Stock received consideration of $1,000 in cash.

Series B and C Preferred Stock

As of March 31, 2024, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

Warrants

On September 25, 2019, the Company completed an underwritten public offering. The Company issued 19,266 shares of its common stock, along with pre-funded warrants to purchase 180,733 shares of its common stock and Series U Warrants to purchase 230,000 shares of its common stock. The Series U Warrants have a term of five years from the issuance date. In addition, the Company issued warrants to H.C. Wainwright & Co., LLC, as representatives of the underwriters, to purchase 5,000 shares of its common stock with a term of five years from the issuance date, in the form of Series U Warrants (the “Representative Warrants”). As of March 31, 2024, there were 142,733 outstanding Series U Warrants and Representative Warrants which can be exercised into an aggregate of 142,733 shares of common stock at a weighted average exercise price of $34.10 per share.

Common Stock

Lincoln Park Purchase Agreement

On August 2, 2022, the Company entered into a purchase agreement (the “2022 Purchase Agreement”) and registration rights agreement pursuant to which Lincoln Park Capital Fund (“Lincoln Park”) committed to purchase up to $50.0 million of the Company’s common stock. Under the terms and subject to the conditions of the 2022 Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of the Company’s common stock. Such sales of common stock by the Company are subject to certain limitations, and can occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on August 17, 2022, subject to the satisfaction of certain conditions.

On May 16, 2022, the Company received stockholder approval for purposes of the Nasdaq listing rules to permit issuances of up to 57.5 million shares of the Company’s common stock (including the issuance of more than 19.99% of the Company’s common stock) to Lincoln Park, and it was pursuant to that approval that the Company entered into the 2022 Purchase Agreement.

Upon execution of the 2022 Purchase Agreement, the Company paid $0.1 million in cash as the initial commitment fee, and issued 32,846 shares as the initial commitment shares, to Lincoln Park as consideration for its irrevocable commitment to purchase shares of the Company’s common stock at its direction under the 2022 Purchase Agreement. The Company has agreed to pay an additional commitment fee, which it may elect to pay in cash and/or shares of its common stock, upon receipt of $25.0 million aggregate gross proceeds from sales of common stock to Lincoln Park under the 2022 Purchase Agreement.

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

On August 18, 2023, a second registration statement (the “Second Registration Statement”) was declared effective to cover the resale of up to an additional 1,500,000 shares of the Company’s common stock that the Company reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement from time to time. The Company sold 150,000 shares under the Second Registration Statement. The Company cannot sell more shares than registered under the Second Registration Statement under the 2022 Purchase Agreement without registering additional shares.

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

During the period from August 17, 2022 to December 31, 2022, the Company issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. The Company issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023. The Company did not issue any common stock under the 2022 Purchase Agreement during the three months ended March 31, 2024.

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

On January 14, 2022, the Company entered into an Equity Distribution Agreement (the “January 2022 Distribution Agreement”) with Canaccord, pursuant to which the Company could issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $5,000,000, with Canaccord acting as an agent for sales. The Company had no obligation to sell any of the Company’s shares and it could instruct Canaccord not to sell any shares if the sales could not be effected at or above the price designated by the Company from time to time and the Company could at any time suspend sales pursuant to the January 2022 Distribution Agreement. During the year ended December 31, 2023, the Company issued 460,151 shares under the January 2022 Distribution Agreement for net proceeds of approximately $4.8 million. The January 2022 Distribution Agreement has been terminated after all available registered shares were fully utilized.

Share Repurchase Program and Treasury Stock

On October 31, 2023, the Company announced that its Board has approved a share repurchase program (the “Share Repurchase Program”), with authorization to repurchase up to $500,000 of the outstanding shares of the Company’s common stock. The Company funded repurchases under the Share Repurchase Program with available cash.

During the year ended December 31, 2023, the Company purchased 78,559 of its common stock for approximately $0.1 million as treasury stock. The Company purchased 179,866 of its common shares for approximately $0.4 million as treasury stock during the three months ended March 31, 2024. As of March 31, 2024, no amount remained authorized for repurchase.

11. Stock-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of March 31, 2024, there were 6,024 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 236,667 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of March 31, 2024, there were 17,582 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the three months ended March 31, 2024 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	140,109	$37.48	8.07
Granted	163,025	$2.03
Cancelled/forfeited	(1)	$289,125
Balance as of March 31, 2024	303,133	$17.46	8.94	$7,600
Vested and expected to vest at March 31, 2024	278,083	$18.64	8.87	$6,800
Exercisable at March 31, 2024	84,908	$50.13	7.37	$500

As of March 31, 2024, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $0.8 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.3 years.

12. Subsequent Events

May 2024 Private Placement

On May 5, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors, including certain of the Company’s directors and executive officers (“Company Insiders”) (collectively, the “Purchasers”), for the sale and issuance by the Company of its securities (the “Initial Subscription”). On May 8, 2024, the Company entered into a first amendment to the Securities Purchase Agreement (the “Amendment”) for the sale and issuance by the Company of additional securities to two of the Purchasers (the “Additional Subscription”, and together with the Initial Subscription, the “May 2024 Private Placement”). The Securities Purchase Agreement, as amended, provides for the sale and issuance by the Company of an aggregate of 3,591,532 shares (the “Private Placement Shares”) of the Company’s common stock or, at the election of each Purchaser, pre-funded warrants (the “Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.001 per share (the “Pre-Funded Warrant Shares”), with each Private Placement Share or Pre-Funded Warrant accompanied by (i) a Series A common warrant (“Series A Warrants”) to purchase one share of common stock (the “Series A Warrant Shares”), for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“Series B Warrants”) to purchase one share of common stock (the “Series B Warrant Shares,” and together with the Series A Warrant Shares, the “Common Warrant Shares”), for an aggregate of 3,591,532 Series B Warrants.

The combined purchase price for each Private Placement Share and Pre-Funded Warrant from the Initial Subscription was $2.022, and $2.158 from the Additional Subscription, in each case together with one accompanying Series A Warrant and one accompanying Series B Warrant, provided, that the Company Insiders participated in the Initial Subscription at an offering price of $2.04 per Private Placement Share and accompanying Series A Warrant and Series B Warrant.

The exercise price of each Series A Warrant and Series B Warrant from the Initial Subscription is $1.772 per share and $1.908 per share in the Additional Subscription, provided that the exercise price for the Series A Warrants and Series B Warrants issued to the Company Insiders is $1.79 per share. Subject to certain ownership limitations, the Series A Warrants will be exercisable until the five-year anniversary of issuance. Subject to certain ownership limitations, the Series B Warrants will be exercisable until the one-year anniversary of the declaration of effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the resale of the Series B Warrant Shares underlying the Series B Warrants. The Pre-Funded Warrant will not expire until exercised in full.

The May 2024 Private Offering closed on May 9, 2024 (the “May 2024 Private Placement Closing”). The aggregate gross proceeds at the May 2024 Private Placement Closing were approximately $7.25 million, before deducting certain expenses payable by the Company, and excluding the proceeds, if any, from the exercise of the Series A Warrant, the Series B Warrant, and Pre-Funded Warrant.

The Company is evaluating the accounting treatment of the Series A Warrants, Series B Warrants and the Pre-Funded Warrants under the authoritative accounting guidance.

Biocept Asset Purchase

On April 26, 2024, the Company acquired from Biocept, for a total cash payment of $400,000, substantially all of the right, title and interest in CNside, including (i) intellectual property, (ii) inventory and raw materials, and (iii) data, information, results and reports pertaining to the completed and on-going clinical studies involving the use of the CNside test (including, but not limited to, the FORSEE clinical study), related to the development, making, selling, and exporting or importing of CNside, after the Company’s bid was approved by the United States Bankruptcy Court for the District of Delaware.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed on March 5, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this report, as well as under “Part I – Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, in other subsequent filings with the Securities and Exchange Commission, and elsewhere in this Quarterly Report on Form 10-Q. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and the Company undertakes no obligation to update or revise these statements in light of future developments.

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

Our lead radiotherapeutic candidate, rhenium (186Re) obisbemeda, is designed specifically for CNS cancers including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”) by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. Our acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

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

In addition to our headquarters in Austin, we have an established, good manufacturing practice validated research and development and manufacturing facility in San Antonio, Texas, tailored to produce Current Good Manufacturing Practice (“cGMP”) rhenium (186Re) obisbemeda. We have built a robust supply chain through strategic partnerships that enable the development, manufacturing and future potential commercialization of our products. Our current supply chain and key partners are positioned to supply cGMP rhenium (186Re) obisbemeda for ongoing and planned Phase 2 and Phase 3 clinical trials in patients with GBM, LM and PBC.

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

Rhenium (186Re) obisbemeda versus External Beam Radiation Therapy for Recurrent GBM

Rhenium (186Re) obisbemeda is a novel injectable radiotherapy designed to deliver targeted, high dose radiation directly into GBM tumors in a safe, effective, and convenient manner that may ultimately prolong patient survival. Rhenium (186Re) obisbemeda is composed of the radionuclide Rhenium-186 and a nanoliposomal carrier, and is infused in a highly targeted, controlled fashion, directly into the tumor via precision brain mapping and CED catheters. Potential benefits of rhenium (186Re) obisbemeda compared to standard external beam radiotherapy or external beam radiation therapy (“EBRT”) include:

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

ReSPECT-GBM Trial for Recurrent GBM

Recurrent GBM is the most common, complex, and aggressive primary brain cancer in adults. In the U.S., there are approximately 13,000 GBM cases diagnosed and approximately 10,000 patients succumb to the disease each year. The average length of overall survival (“OS”) for GBM patients is eight months, with a one-year survival rate of 40.8% and a five-year survival rate of only 6.8% and these estimates vary and are lower in some publications. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains and tumor regrowth occurs within months. Approximately 90% or more of patients with primary GBM experience tumor recurrence. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Even today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved GBM patients OS over past decades, and a significant unmet medical need persists.

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

On January 18, 2023, we announced that the first patient has been dosed in the ReSPECT-GBM Phase 2b dose expansion clinical trial evaluating rhenium obisbemeda for the treatment of recurrent GBM. The Phase 2b trial is expected to enroll up to 31 total patients with small- to medium-sized tumors and is targeted for full enrollment by the end of 2024. We currently have four clinical sites, with the plan to add additional sites to support the trial, and expect an initial data read-out by the end of 2024.

In June 2023, we presented data regarding the safety and feasibility results from our Phase 1/2 Clinical Trial of 186RNL (Rhenium-186 Nanoliposome) (186Re) Obisbemeda in Recurrent Glioma: The ReSPECT-GBM Trial at the Society of Nuclear Medicine & Molecular Imaging Annual Meeting.

On November 20, 2023, we announced positive data from the ongoing ReSPECT-GBM Phase 2 trial evaluating rhenium (186Re) obisbemeda, for the treatment of recurrent glioblastoma at the Society for NeuroOncology 28th Annual Meeting, which was held November 15-19, 2023 in Vancouver, Canada. Key findings included:

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

Upon receiving acceptance of our Investigational New Drug application and Fast Track designation by the FDA for rhenium (186Re) obisbemeda for the treatment of LM in November 2021, we initiated the trial and began screening patients for the ReSPECT-LM Phase 1 clinical trial in Q4 2021.

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

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. To date, we have received approximately $7 million in milestone payments under the CPRIT Contract. We anticipate a continuing flow of milestone payments that throughout 2024 will include $6.9 million upon the continued progression of the Phase 2 of the ReSPECT LM clinical trial.

Interim results showed that a single treatment with rhenium (186Re) obisbemeda resulted in a consistent decreased cerebrospinal fluid (“CSF”) tumor cell count/ml and was tolerated by all LM patients. Rhenium (186Re) obisbemeda is an outpatient administration and treatment and is easily and safely administered through a standard intraventricular catheter (Ommaya Reservoir), distributed promptly throughout the CSF, and with durable retention in the leptomeninges at least through day seven. All patients have shown well tolerated prompt and durable rhenium (186Re) obisbemeda distribution throughout the subarachnoid space. On March 11, 2024, we announced we had completed Cohort 5 of the ReSPECT-LM Phase 1/2a dose escalation trial.

A total of 18 patients have received a single-dose of rhenium (186Re) obisbemeda in the ReSPECT-LM trial as of March 31, 2024. There have been no dose limiting toxicities observed to date with administered radiation doses up to 66.14 millicuries in Cohort 5, a ten-fold increase over Cohort 1. We plan to initiate dosing in Cohort 6 in the second quarter of 2024, pending Data Safety Monitoring Board (DSMB) approval. In addition, five new clinical trial sites were added to this trial over the last year, bringing the total number of sites to seven. We are planning a new multiple dosing ReSPECT-LM clinical trial in late 2024 or early 2025.

On August 10, 2023, we presented data from the ReSPECT-LM clinical trial of rhenium (186Re) obismeda at the Society for Neuro Oncology ASCO CNS Cancer Conference.

In November 2023, the FDA granted Orphan Drug designation to rhenium (186Re) obisbemeda for the treatment of patients with breast cancer with LM.

On December 12, 2023, we announced our partnership with K2bio to implement novel analysis for CSF tumor and molecular biomarkers for CNS cancers. Initial clinical specimen processing and testing began in the first quarter 2024 in our ongoing Phase 1 ReSPECT-LM trial of rhenium (186Re) obisbemeda in patients with LM.

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

Given the initial FDA feedback, receipt of adult GBM data and experience with rhenium (186Re) obisbemeda and follow-up communications with the FDA, we plan to submit a pediatric brain tumor IND to investigate the use of rhenium (186Re) obisbemeda in two pediatric brain cancers, high-grade glioma and ependymoma, by the third quarter of 2024.

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

Preclinical data from an ex vivo embolization experiment in which Technetium99m-BAM was intra-arterially delivered to a bovine kidney perfusion model was presented at Society of Interventional Radiology Annual Scientific Meeting. The study concluded that the technology required for radiolabeling BAM could successfully deliver, embolize and retain radiation in the target organ. 188RNL-BAM is a preclinical investigational drug we intend to further develop and move into clinical trials. Specifically, in 2022 we transferred the 188RNL-BAM technology from UTHSA, and began planning to develop the drug product and complete early preclinical studies to support a future FDA IND submission. Our intended initial clinical target is liver cancer which is the sixth most common and third deadliest cancer worldwide. It is a rare disease with increasing U.S. annual incidence (42,000) and deaths (30,000).

Recent Developments

May 2024 Private Placement

See Liquidity and Capital Resources section below for details on closing of the May 2024 Private Placement.

Biocept Asset Purchase

On September 7, 2023, we entered into a Non-Exclusive License and Services Agreement (the “Biocept Agreement”) with Biocept, Inc (“Biocept”), pursuant to which Biocept granted us a non-exclusive license to use the Biocept proprietary cell enumeration test, CNsideTM (“CNside”). On October 16, 2023, Biocept filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Bankruptcy Code.

On April 26, 2024, we acquired from Biocept, for a total cash payment of $400,000, substantially all of the right, title and interest in CNside, including (i) intellectual property, (ii) inventory and raw materials, and (iii) data, information, results and reports pertaining to the completed and on-going clinical studies involving the use of the CNside test (including, but not limited to, the FORSEE clinical study), related to the development, making, selling, and exporting or importing of CNside, after having its bid accepted by the United States Bankruptcy Court for the District of Delaware.

Department of Defense Grant

On April 22, 2024, we were selected by the Department of Defense (DoD) office of the Congressionally Directed Medical Research Programs (CDMRP) to receive a $3 million fund for research and development purposes (“DoD Award”). Transfers of funds under the DoD Award are expected to commence in the third quarter of 2024, pending execution of formal agreements, in order to support the planned expansion of our clinical trial for pediatric brain cancer.

Recent Financings

Refer to the “Liquidity and Capital Resources” section below for information on our recent financings.

Results of Operations

Grant Revenue

We recognized $1.7 million and $0.5 million of grant revenue during the three months ended March 31, 2024 and 2023, respectively, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,746	$2,963
Share-based compensation	17	20
Total research and development expenses	$2,763	$2,983

Research and development expenses decreased by approximately $0.2 million during the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was due primarily to a reduction of $0.8 million of licenses fee to NanoTx, offset by an increase of approximately $0.3 million in clinical expenses related to the ReSPECT-LM trial, and an increase of approximately $0.2 million of professional research and development service fees.

We expect aggregate research and development expenses to largely remain consistent during the remainder of 2024 as compared to the corresponding comparable period ended December 31, 2023.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
General and administrative	$2,084	$2,125
Share-based compensation	129	120
Total general and administrative expenses	$2,213	$2,245

General and administrative expenses remained consistent during the three months ended March 31, 2024, as compared to the same period in 2023.

We expect general and administrative expenditures to remain generally consistent during the remainder of 2024 as compared with the corresponding comparable period ended December 31, 2023.

Stock-based compensation expense

Stock-based compensation expense includes charges related to stock options issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our stock-based compensation expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$17	$20
General and administrative	129	120
Total share-based compensation	$146	$140

Our share-based compensation expenses, which are impacted by grants of share-based options, vesting schedule of such grants, as well as grant-date fair value of share-based awards, remained consistent for the three months ended March 31, 2024 and 2023.

Financing items

The following table summarizes interest income, interest expense, and other income and expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$72	$51
Interest expense	(34)	(134)
Total	$38	$(83)

The decrease in interest expense for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to the repayment of debt principal of $1.6 million during the year ended December 31, 2023.

We expect interest expense in 2024 to decrease as compared with 2023 due to scheduled debt payoff by June 1, 2024.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$2,901	$8,554

Current assets	$4,213	$9,834
Current liabilities	10,399	10,727
Working capital	$(6,186)	$(893)

We incurred net losses of $3.3 million for the three months ended March 31, 2024. We have an accumulated deficit of $483.8 million as of March 31, 2024. Additionally, we used net cash of $4.5 million to fund our operating activities for the three months ended March 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

May 2024 Private Placement

In May 2024, we entered into a securities purchase agreement, which was subsequently amended, with certain investors, including certain of the Company’s directors and executive officers (the “Purchasers”), whereby we issued and sold in a private placement (the “May 2024 Private Placement”): (i) 3,591,532 shares of common stock (“Private Placement Share”), or, at the election of each Purchaser, pre-funded warrants (the “Pre-Funded Warrants”) exercisable immediately to purchase shares of common stock. Each Private Placement Share or Pre-Funded Warrant are accompanied by (i) a Series A common warrant (“Series A Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“Series B Warrants”, and together with the Pre-Funded Warrants and Series A Warrants, the “Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series B Warrants. At the closing of the May 2024 Private Placement, we received aggregate upfront gross proceeds of approximately $7.25 million, before deducting fees and other expenses associated with the closing of the May 2024 Private Placement. If the Warrants are exercised in full we will receive additional gross proceeds of approximately $12.0 million. None of the Warrants issued in the May 2024 Private Placement have been exercised as of the filing of this report. Please see Note 12 to the unaudited condensed financial statements for further information regarding the private placement.

CPRIT Grant

On September 19, 2022, we entered into the CPRIT Contract, pursuant to which CPRIT will provide us with the CPRIT Grant of $17.6 million subject to the terms of the CPRIT Contract, to fund approximately two-thirds of the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM. We received $7.1 million of the available funding under the CPRIT Grant during 2022, 2023 and the three months ended March 31, 2024, of which we recognized $1.7 million, $4.9 million and $0.2 million of grant revenue during the three months ended March 31, 2024, and the years ended December 31, 2023 and 2022, respectively. The amounts recognized represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM. As of March 31, 2024, we had $0.2 million of deferred revenue related to the CPRIT Grant.

Private Equity Lines

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

On August 2, 2022, we entered into a purchase agreement (the “2022 Purchase Agreement”) and registration rights agreement pursuant to which Lincoln Park Capital Fund (“Lincoln Park”) committed to purchase up to $50.0 million of shares of our common stock. Under the terms and subject to the conditions of the 2022 Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of shares of our common stock, provided that we cannot sell more than 57.5 million shares pursuant to the 2022 Purchase Agreement. Sales of common stock by us are subject to certain limitations, and can occur from time to time, at our sole discretion, over the 36-month period commencing on August 17, 2022, subject to the satisfaction of certain conditions. Actual sales of shares of common stock to Lincoln Park under the 2022 Purchase Agreement depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and our determinations as to the appropriate sources of funding for the Company and its operations. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the 2022 Purchase Agreement, we paid $0.1 million in cash as an Initial Commitment Fee and issued 32,846 as the initial commitment shares to Lincoln Park in consideration for its commitment to purchase shares of our common stock at our direction under the 2022 Purchase Agreement.

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

During the period from August 17, 2022 to December 31, 2022, we issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. We issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023. No shares of common stock was purchased under the 2022 Purchase Agreement during the three months ended March 31, 2024.

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

Nasdaq Listing Compliance

On March 8, 2024, we received a letter (the “Notice”) from the Listing Qualifications staff of Nasdaq Capital Market (“Nasdaq”), notifying us that we no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on Nasdaq or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). The Notice states that our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, disclosed stockholders’ equity of ($1,348,000) as of December 31, 2023, and that, as of March 8, 2024, we did not meet the Alternative Standards.

On April 22, 2024, we provided Nasdaq with our plan to achieve and sustain compliance with the stockholders’ equity requirement and requested that Nasdaq grant an extension of time until September 4, 2024, to provide evidence of our compliance with the stockholders’ equity requirement. Nasdaq has not yet responded to the plan we submitted, and there can be no assurance that Nasdaq will grant an extension or that we will be able to comply with the applicable listing standards of Nasdaq.

Funding and Material Cash Requirements

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of our common and preferred stocks, proceeds from our term loan with Oxford Finance, LLC (“Oxford”) and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources through a combination of equity offerings, debt financings and potential collaboration, license or development agreements to fund our future clinical development programs and other operations in the next twelve months from the filing of this report. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that the Company will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material adverse impact on our operations.

Our present and future funding and cash requirements will depend on many factors, including, among other things:

•
the progress, timing and completion of our ongoing and planned clinical trials and nonclinical studies;

•
our ability to receive, and the timing of receipt of, future regulatory approvals for our product candidates and the costs related thereto;
•
our ability to receive, and the timing of receipt of, future regulatory approvals for our product candidates and the costs related thereto;
•
the scope, progress, results and costs of our ongoing and planned operations;
•
the costs associated with expanding our operations and building our sales and marketing capabilities;
•
our ability to establish strategic collaborations;
•
the cost and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the revenue, if any, received from commercial sales of our product candidates, if approved; and
•
potential new product candidates that the Company identifies and attempt to develop.

The accompanying condensed financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2024 and 2023 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(4,513)	$(5,793)
Net cash used in investing activities	(364)	(97)
Net cash (used in) provided by financing activities	(776)	493
Net decrease in cash and cash equivalents	$(5,653)	$(5,397)

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

Under our Term Loan with Oxford, we have ongoing principal and interest payment obligations and are required to make a final payment at maturity that in the aggregate will require approximately $3.6 million by June 1, 2024 (See Note 5, Term Loan Obligations of our condensed financial statements for more information). In addition, we are obligated to make operating lease payments for our office and laboratory space, and we may be required to make payments under certain of our other contractual agreements.

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of March 31, 2024. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the Securities and Exchange Commission) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $4.5 million compared to $5.8 million in the same period of 2023. Our operational cash use decreased $1.3 million during the three months ended March 31, 2024 as compared to the same period in 2023, due primarily to increased reimbursement under the CPRIT grant agreement for research and development costs related to the ReSPECT-LM program.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2024 was related to purchase of short-term investments of $0.3 million and purchases of fixed assets of $40,000. Net cash used in investing activities for the three months ended March 31, 2023 was related to purchases of fixed assets of $0.1 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was related to repurchase of treasury stock for approximately $0.4 million and repayment of principle balance under the Oxford loan of $0.4 million.

Net cash provided by financing activities for the three months ended March 31, 2023 was primarily related to sales of common stock of $0.9 million, net of offering cost through the September 2022 Distribution Agreement with Canaccord, and offset by repayment of principle balance under the Oxford loan of $0.4 million.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and there have been no material changes during the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Since the identification of the material weakness, we have taken steps to remediate the material weakness mentioned above, including strengthening our review process related to significant and unusual transactions, such as multiple level of review of categorization of the research and development expenses eligible for grant revenue and supporting evidence of such expenses.

In the first quarter of fiscal 2024, the Company completed the testing of the design and operating effectiveness of the controls over application of appropriate accounting principles to significant and unusual grant revenue transaction. Management has determined that the controls are adequately designed and are operating effectively, and concluded that the material weakness identified in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 had been remediated.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, other than remediation of the material weakness discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock could be delisted from Nasdaq.

Our common stock is currently listed on Nasdaq. In order to maintain that listing, we must satisfy continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing standards of Nasdaq.

On March 8, 2024, we received the Notice from Nasdaq, notifying us that we no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on Nasdaq or the Alternative Requirements. The Notice states that our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, disclosed stockholders’ equity of ($1.3 million) as of December 31, 2023, and that, as of March 8, 2024, we did not meet the Alternative Standards.

On April 22, 2024, we provided Nasdaq with our plan to achieve and sustain compliance with the stockholders’ equity requirement and requested that Nasdaq grant us an extension of time until September 4, 2024, to provide evidence of compliance with the stockholders’ equity requirement. Nasdaq has not yet responded to our plan, and there can be no assurance that Nasdaq will grant an extension or that we will be able to comply with the applicable listing standards of Nasdaq.

In the event that our common stock is delisted from Nasdaq, as a result of our failure to comply with the stockholders’ equity requirement, or as a result of Nasdaq not granting us an extension or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock,” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline.

We may issue additional shares of common stock or other equity securities without our stockholder approval, and holders of warrants and other securities convertible into shares of our common stock may choose to exercise their warrants and other securities requiring us to issue shares of common stock; all of these actions would dilute your ownership interest and may depress the market price of our common stock.

In May 2024, we entered into a securities purchase agreement with certain investors, including certain of the Company’s directors and executive officers, and issued and sold in a private placement: (i) an aggregate of 3,591,532 shares of common stock (or in lieu of shares of common stock, Pre-Funded Warrants), and (ii) Warrants to purchase up to 7,183,064 shares of common stock. If these Warrants are exercised, it will result in significant dilution to our stockholders. In the alternative, these Warrants may not be exercised, in which event we are likely to seek alternative sources of financing to continue the clinical development of our product candidates. Please see Note 12 for further information regarding the May 2024 Private Placement and the terms of the Warrants.

In addition, outstanding securities convertible into our shares of common stock may be exercised and restricted stock units may vest resulting in the issuance of additional shares of common stock, which will result in further dilution to our stockholders.

Significant additional capital may be needed in the future to continue our planned operations, including further development of our product candidates, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our shares of common stock.

We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•
existing stockholders’ proportionate ownership interest in us will decrease;
•
the relative voting strength of each previously outstanding common stock may be diminished; and
•
the market price of the common stock may decline.

Other than the risk factors set forth above, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

The following table provides certain information with respect to the Company’s purchases of the Company’s common stock for the three months ended March 31, 2024:

	Company Purchases of Common stock
Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under plan or programs (1)
January 1, 2024 through January 31, 2024	102,194	$2.02	$157,000
February 1, 2024 through February 29, 2024	77,062	$1.96	$1,000
March 1, 2024 through March 31, 2024	610	$2.01	$0
Total	179,866	$1.99	$0

(1) On October 31, 2023, the Company announced that the Board authorized a $500,000 a share repurchase program (the “Share Repurchase Program”). Repurchases are funded from available cash and may be made at management’s discretion from time to time. As of March 31, 2024, there was no remaining amount available for future share repurchases under the Share Repurchase Program. The repurchase authorization will expire on October 31, 2024. Refer to Note 10. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Share Repurchase Program.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

3.10	Certificate of Designation of Series F Preferred Stock, dated March 3, 2023		8-K	001-34375 Exhibit 3.1	03/03/2023

4.1	Form of Series U Warrant		S-1/A	333-229485 Exhibit 4.37	09/16/2019

4.2	Form of Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	04/23/2020

4.3	Form of Underwriters' Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	10/05/2020

4.4	Form of Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	05/09/2024

4.5	Form of Series A Warrant		8-K	001-34375 Exhibit 4.2	05/09/2024

4.6	Form of Series B Warrant		8-K	001-34375 Exhibit 4.3	05/09/2024

10.1	Securities Purchase Agreement, dated May 5, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.1	05/09/2024

10.2	First Amendment to Securities Purchase Agreement, dated May 8, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.2	05/09/2024

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 15, 2024		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: May 15, 2024		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

1