Form 10-Q
period 2024-06-30
PLUS THERAPEUTICS, INC.
filed 2024-08-14
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024 , there were 5,896,333 shares of the registrant’s common stock outstanding.

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

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our strategic collaborations and license agreements, intellectual property, U.S. Food and Drug Administration and European Medicines Agency approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our pre-clinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this quarterly report on Form 10-Q, including our potential need for additional financing and the availability thereof; our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets; our ability to reclassify warrants as equity in our financial statements; our ability to continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug and medical device product manufacturing to a contract drug and medical device manufacturing organization; and the potential enhancement of our cash position through development, marketing, and licensing arrangements; and a material security breach or cybersecurity attack affecting our operations and property. The forward-looking statements included in this quarterly report on Form 10-Q are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, in other subsequent filings with the Securities and Exchange Commission, and under “Part II – Item 1A – Risk Factors” in this quarterly report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our liquidity and capital resources and our ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets, and competition within the radiotherapeutics, and more generally, oncological medicine fields, among others. The forward-looking statements included in this quarterly report on Form 10-Q are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and under “Part II – Item 1A – Risk Factors” in this quarterly report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

We encourage you to read the risks described under “Part II – Item 1A – Risk Factors” in this quarterly report on Form 10-Q carefully. We caution you not to place undue reliance on the forward-looking statements contained in this quarterly report on Form 10-Q. These statements, like all statements in this quarterly report on Form 10-Q, speak only as of the date of this quarterly report on Form 10-Q (unless an earlier date is indicated) and the Company undertakes no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,912	$8,554
Investments	3,523	—
Other current assets	945	1,280
Total current assets	9,380	9,834

Property and equipment, net	732	906
Operating lease right-of-use assets	139	202
Goodwill	372	372
Intangible assets, net	557	42
Other assets	32	32
Total assets	$11,212	$11,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,946	$6,631
Operating lease liability	92	120
Warrant liability	6,160	—
Deferred grant liability	2,297	—
Line of credit	3,292	—
Term loan obligation, current	—	3,976
Total current liabilities	18,787	10,727

Noncurrent operating lease liability	50	85
Deferred grant liability	—	1,924
Total liabilities	18,837	12,736

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,962,644 and 5,704,219 issued and outstanding at June 30, 2024, and 4,522,656 issued and 4,444,097 outstanding as of December 31, 2023, respectively	6	5
Treasury stock (at cost, 258,425 and 78,559 shares as of June 30, 2024 and December 31, 2023, respectively)	(500)	(126)
Additional paid-in capital	479,571	479,274
Accumulated deficit	(486,702)	(480,501)
Total stockholders’ deficit	(7,625)	(1,348)
Total liabilities and stockholders’ deficit	$11,212	$11,388

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Grant revenue	$1,279	$1,854	$2,956	$2,360

Operating expenses:
Research and development	2,773	1,420	5,536	4,403
General and administrative	2,203	1,924	4,416	4,169
Total operating expenses	4,976	3,344	9,952	8,572
Loss from operations	(3,697)	(1,490)	(6,996)	(6,212)

Other income (expense):
Financing expense	(3,545)	—	(3,545)	—
Change in fair value of warrants	4,694	—	4,694	—
Warrant issuance costs	(432)	—	(432)	—
Interest income	67	120	139	171
Interest expense	(27)	(112)	(61)	(246)
Total other income (expense)	757	8	795	(75)
Net loss	$(2,940)	$(1,482)	$(6,201)	$(6,287)

Per share information:
Net loss per share of common stock - basic	$(0.45)	$(0.59)	$(1.15)	$(2.60)
Weighted average number of shares of common stock outstanding - basic	6,500,831	2,509,378	5,411,382	2,415,221
Net loss per share of common stock - diluted	$(0.71)	$(0.59)	$(1.45)	$(2.60)
Weighted average number of shares of common stock outstanding - diluted	10,742,924	2,509,378	7,532,428	2,415,221

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share data)

			Convertible						Additional		Total
	Preferred stock		preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2022	—	$—	1,952	$—	2,240,092	$2	—	$—	$473,628	$(467,185)	$6,445
Stock-based compensation	—	—	—	—	—	—	—	—	140	—	140
Sale of common stock, net	—	—	—	—	168,164	—	—	—	895	—	895
Issuance of Series F preferred stock	1	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	(4,805)	(4,805)
Balance at March 31, 2023	1	$—	1,952	$—	2,408,256	$2	—	$—	$474,664	$(471,990)	$2,676
Redemption of Series F preferred stock	(1)	—	—	—	—	—	—	—	—	—	—
Fractional adjustment	—	—	—	—	(1,310)	—	—	—	—	—	—
Sale of common stock, net	—	—	—	—	472,674	1	—	—	1,327	—	1,328
Share-based compensation	—	—	—	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	—	—	—	(1,482)	(1,482)
Balance at June 30, 2023	—	—	1,952	$—	2,879,620	$3	—	$—	$476,131	$(473,472)	$2,662

Balance at December 31, 2023	—	$—	1,952	$—	4,522,656	$5	(78,559)	$(126)	$479,274	$(480,501)	$(1,348)
Stock-based compensation	—	—	—	—	—	—	—	—	146	—	146
Purchase of treasury stock	—	—	—	—	—	—	(179,866)	(374)	—	—	(374)
Net loss	—	—	—	—	—	—	—	—	—	(3,261)	(3,261)
Balance at March 31, 2024	—	$—	1,952	$—	4,522,656	$5	(258,425)	$(500)	$479,420	$(483,762)	$(4,837)
Issuance of common stock	—	—	—	—	1,439,988	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	—	—	—	—	(2,940)	(2,940)
Balance at June 30, 2024	—	$—	1,952	$—	5,962,644	$6	(258,425)	$(500)	$479,571	$(486,702)	$(7,625)

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(6,201)	$(6,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325	318
Amortization of deferred financing costs and debt discount	20	119
Share-based compensation expense	297	280
Accretion of discount on short-term investments	(23)	—
Non-cash financing expense	3,545	—
Change in fair value of warrants	(4,694)	—
Loss on disposal of property and equipment	—	2
Amortization of operating lease right-of-use assets	63	57
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	—	718
Other current assets	335	1,510
Accounts payable and accrued expenses	360	(3,589)
Change in operating lease liabilities	(63)	(56)
Deferred grant liability	373	(1,643)
Net cash used in operating activities	(5,663)	(8,571)

Cash flows used in investing activities:
Purchases of property and equipment	(121)	(108)
Purchase of short-term investments	(3,500)	—
Purchase of intangible assets	(545)	—
Net cash used in investing activities	(4,166)	(108)

Cash flows provided by financing activities:
Principal payments of term loan obligation	(3,996)	(804)
Proceeds from credit facility	3,292	—
Purchase of treasury stock	(374)	—
Proceeds from sale of common stock, warrants and pre-funded warrants, net	7,265	2,258
Net cash provided by financing activities	6,187	1,454
Net decrease in cash and cash equivalents	(3,642)	(7,225)
Cash and cash equivalents at beginning of period	8,554	18,120
Cash and cash equivalents at end of period	$4,912	$10,895

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$32	$135
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$375	$35

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(UNAUDITED)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed balance sheet at December 31, 2023 has been derived from the audited financial statements at December 31, 2023, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

On May 17, 2024, Plus Therapeutics, Inc. (the “Company”) established a wholly owned subsidiary, CNSide Diagonistics, LLC (“CNSide LLC”), a Delaware limited liability company. CNSide LLC was set up to implement the Company’s business plan for developing the CNSide diagnostic portfolio alongside its lead radiotherapeutic candidate, rhenium (186Re) obisbemeda, using the intellectual property of Biocept, Inc. (“Biocept”) acquired by the Company in April 2024 (Note 8).

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its wholly owned subsidiary have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 5, 2024.

Amendments to Certificate of Incorporation and Reverse Stock Split

At the Annual Meeting of Stockholders of the Company held on April 20, 2023 (the “2023 Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation, as amended (the “Charter”) to implement a reverse stock split of the Company’s then issued and outstanding common stock, par value $0.001 per share, with the ratio to be determined by the Board of Directors (the “Board”) of the Company, within a range of not less than 1-for-3 and not greater than 1-for-15. Subsequently, on April 21, 2023, the Board determined to fix the ratio for the reverse stock split at 1-for-15, without any change to its par value (the “Reverse Stock Split”).

On April 27, 2023, following stockholder and Board approval, the Company filed a Certificate of Amendment to its Charter (the “Amendment”), with the Secretary of State of the State of Delaware to effectuate the Reverse Stock Split. The Amendment became effective on May 1, 2023. Upon effectiveness of the Reverse Stock Split, the number of shares of the Company’s common stock (x) issued and outstanding decreased from approximately 37.4 million shares to approximately 2.5 million shares; (y) reserved for issuance upon exercise of outstanding warrants and options decreased from approximately 2.0 million shares to approximately 0.1 million shares, and (z) reserved but unallocated under the Company’s current equity incentive plans decreased from approximately 3.0 million shares of common stock to approximately 0.2 million shares of common stock. The Company’s common stock began trading on the Nasdaq Capital Market (“Nasdaq”) on a post-split basis on May 1, 2023. The Company’s 5,000,000 shares of authorized Preferred Stock were not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split, and accordingly, the outstanding number of shares post Reverse Stock Split was adjusted down by approximately 1,310 (post-effect of the Reverse Stock Split) shares. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans for the period ended March 31, 2023 as presented in the condensed consolidated financial statements in this quarterly report on Form 10-Q. The Company’s consolidated financial statements, and all references thereto have been retroactively adjusted to reflect the Reverse Stock Split unless specifically stated otherwise.

Grant Revenue Recognition

In applying the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company has determined that government grants are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as the Company does not consider there to be a transfer of control of goods or services. With respect to each grant, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grants outside the scope of ASC 808, the Company applies International Accounting Standards No. 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when the Company incurs expenses related to the grant for the amount the Company is entitled to under the provisions of the contract.

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

Warrants

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement in accordance with applicable accounting guidance provided in ASC Topic 815 - Derivatives and Hedging. Equity-classified instruments are recorded in additional paid-in capital at issuance and are not subject to remeasurement. Liability-classified warrants are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the condensed consolidated statements of operations. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

Segment Information

Prior to the establishment of CNSide LLC, the Company operated its business in one operating and reportable segment, which includes all activities related to the research and development of the Company’s research programs. From inception of CNSide LLC through June 30, 2024, the Company commenced certain set up and compliance activities of CNSide LLC with immaterial financial statement impact. The Company expects CNSide LLC to initiate commercial operations starting in the fourth quarter of 2024 related to laboratory testing, and that CNSide LLC will become a separate operating segment starting in the quarter ending December 31, 2024.

The Company’s chief operating decision-maker (“CODM”), the Chief Executive Officer, reviews the operating results including revenue and direct expenses of the Company’s operating segments for resource allocation and other management decisions.

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. government and agency securities. Securities with maturities from the date of purchase of less than three months are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive income/loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss). At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company’s intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented.

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts are recorded in interest income in the condensed consolidated statements of operations and comprehensive income/loss.

During the three and six months ended June 30, 2024, the unrealized gain on the Company’s available-for-sale securities was less than $1,000, and not presented separately in the condensed consolidated statement of operations.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company’s consolidated financial statements and related disclosures.

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact of the changes required by the new standard on the Company’s consolidated financial statements and related disclosures.

2. Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and critical accounting policies involve reviewing assets for impairment and determining the assumptions used in measuring stock-based compensation expense and warrant liability.

3. Liquidity and Going Concern

The Company incurred a net loss of $6.2 million for the six months ended June 30, 2024. The Company had an accumulated deficit of $486.7 million as of June 30, 2024. Additionally, the Company used net cash of $5.7 million to fund its operating activities for the six months ended June 30, 2024.

To date, the Company’s operating losses have been funded primarily from outside sources of invested capital from issuance of its common and preferred stocks, proceeds from its term loan, line of credit facility and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund its future clinical development programs and other operations. There can be no assurance that the Company will be able to continue to raise additional capital in the future. The Company’s inability to raise additional cash would have a material and adverse impact on its operations and could cause the Company to default on its term loan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

At the closing of the May 2024 Private Placement, the Company received aggregate upfront gross proceeds of approximately $7.3 million, before deducting fees and other expenses associated with the closing of the May 2024 Private Placement. None of the Warrants issued in the May 2024 Private Placement have been exercised as of the filing of this quarterly report on Form 10-Q. See Note 12 to the unaudited condensed consolidated financial statements, Stockholders' Deficit - May 2024 Private Placement, for further information regarding the May 2024 Private Placement.

Nasdaq Listing Compliance

On March 8, 2024, the Company received a letter (the “Notice”) from the Listing Qualifications staff of Nasdaq, notifying the Company that it no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on Nasdaq or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). The Notice stated that as of March 8, 2024, the Company did not meet the Alternative Standards.

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

The Company continues to seek additional capital from financing alternatives and other sources in order to ensure adequate funding is available to allow the Company to continue research and product development and other operating activities at their current levels. If sufficient capital is not raised, the Company will at a minimum need to significantly reduce or curtail its research and development and other operations, and this would negatively affect its ability to achieve corporate growth goals.

Should the Company fail to raise additional cash from outside sources, it would have a material adverse impact on its operations.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

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

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds and U.S. Treasury bills were included in cash equivalents in the consolidated balance sheets for the periods presented. The Company obtains the fair value of its Level 2 cash equivalents from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively (in thousands).

	Fair Value Measurements Using
June 30, 2024	Fair Value	Level 1	Level 2	Level 3
Money market	$2,415	$2,415	$—	$—
Treasury bills and government agency bonds	3,523	—	3,523	—
	$5,938	$2,415	$3,523	$—

	Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Money market	$5,449	$5,449	$—	$—

During the six months ended June 30, 2024, the Company issued common stock warrants which are classified as liabilities under authoritative accounting standards (Note 12). Those common stock warrants are valued using the Black Scholes model, with level 3 inputs such as expected volatility, risk-free interest rate, and expected term that are not observable in active markets.

The table below summarizes key inputs used in the valuation of the liability classified warrants as of the issuance date and as of June 30, 2024:

	As of issuance date	As of June 30, 2024
Expected term	1.1 - 5.0 years	1.0 to 4.8 years
Common stock market price	$2.01 - $2.27	$1.47
Risk-free interest rate	4.5% - 5.1%	4.3% - 5.1%
Expected volatility	117.0% - 127.2%	105.6% - 121.0%

The table below provides a summary of the fair value of the Company's warrant liability during the six months ended June 30, 2024 (in thousands). As of June 30, 2023, the fair value of liability classified warrants was immaterial, and the change in the fair value of liability classified warrants during the three and six months ended June 30, 2023 was immaterial.

Six Months Ended June 30,
Warrant liability	2024
Beginning balance	$—
Issuance of warrants	10,854
Change in fair value of warrants	(4,694)
Ending balance	$6,160

5. Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which Oxford Finance, LLC (“Oxford”) funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement.

Pursuant to the Loan and Security Agreement, as amended, the Company made interest only payments through May 1, 2021, and thereafter was required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2024, the maturity date. On June 3, 2024, the Company paid off the Term Loan by making a final payment in an aggregate amount equal to approximately $3.3 million, which included both the balance of outstanding principal and interest and the final payment fee due. The repayment in full of the Term Loan terminated Oxford’s security interest in the Company’s existing and after-acquired assets, as well as all other certain restrictions and covenants under the Term Loan.

6. Line of Credit Facility

On May 31, 2024, the Company drew down $3.3 million on its new margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. The available credit line limit under the Pershing Credit Facility fluctuates based on the Company’s request for extensions from time to time, subject to the value of the collateralized marketable securities the Company holds with Pershing, provided that the amount available to draw under the Pershing Credit Facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities the Company holds with Pershing, Pershing may require the Company from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level. The amounts borrowed under the Pershing Credit Facility are due on demand.

Borrowings under the Pershing Credit Facility bear interest at the target interest rate set by the Federal Open Market Committee, subject to a floor of 5.5%, plus a spread of 1.75% and applicable fees of 0.5%, subject to a maximum interest rate of the then applicable Prime Rate as published in The Wall Street Journal plus 3.0%. Interest payments thereunder are calculated on a monthly basis and, unless paid, are added to the outstanding balance under the Pershing Credit Facility. The proceeds under the Pershing Credit Facility are available for working capital needs and other general corporate purposes. Volatility in the global markets could cause the interest rate to fluctuate from time to time increasing the Company’s costs, or could cause Pershing to terminate the Company’s ability to borrow funds. In addition, borrowings under the Pershing Credit Facility have the effect of limiting the Company’s use of cash and marketable securities.

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

The Company considers Series A Warrants and Series B Warrants issued in connection with the private placement completed in May 2024 (Note 12) to be participating securities because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Series A Warrants and Series B Warrants do not have a contractual obligation to share in the Company's losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss.

As of June 30, 2024, 2,151,544 Pre-Funded Warrants to purchase common stock, issued in connection with the May 2024 Private Placement (Note 12), were included in the basic and diluted net loss per share calculation.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated, in thousands except share and per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted net loss per common share calculation:
Net loss	$(2,940)	$(1,482)	$(6,201)	$(6,287)
Change in fair value of warrants	(4,694)	—	(4,694)	—
Net loss attributable to common stockholders - diluted	$(7,634)	$(1,482)	$(10,895)	$(6,287)
Weighted average common shares outstanding - basic	6,500,831	2,509,378	5,411,382	2,415,221
Net loss per share of common stock - basic	$(0.45)	$(0.59)	$(1.15)	$(2.60)
Weighted average common shares outstanding - diluted	10,742,924	2,509,378	7,532,428	2,415,221
Net loss per share of common stock - diluted	$(0.71)	$(0.59)	$(1.45)	$(2.60)

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	As of June 30,
	2024	2023
Outstanding stock options	336,928	128,582
Preferred stock	28,190	28,190
Outstanding warrants	142,733	142,733
Total	507,851	299,505

8. Biocept Asset Acquisitions

On April 26, 2024, the Company acquired from Biocept, for a total cash payment of $400,000, substantially all of the right, title and interest in CNSide intellectual property (“CNSide IP”), including (i) intellectual property, (ii) inventory and raw materials, and (iii) data, information, results and reports pertaining to the completed and on-going clinical studies involving the use of the CNSide IP (including, but not limited to, the FOERSEE clinical study that was being conducted by Biocept), related to the development, making, selling, and exporting or importing of the CNSideTM (as defined below), after having its bid accepted by the United States Bankruptcy Court for the District of Delaware.

The Company concluded that the acquisition of Biocept assets was not a business combination, as Biocept did not meet the definition of a business in ASC 805, Business Combination. The Company accounted for the asset purchase transaction under the authoritative guidance for asset acquisitions, and allocated the costs of acquisitions of approximately $45,000 among the assets acquired based on the relative fair value of such assets, which is predominately concentrated in the intellectual property acquired including patents and trademarks. The intangible assets acquired from Biocept are capitalized and amortized over a useful life of four years.

9. Grant Revenue

On September 19, 2022, the Company entered into that certain Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with the Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT provides the Company with a CPRIT grant (“CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with leptomeningeal metastases (“LM”). The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

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

The Company recognized $1.3 million and $1.9 million, and $3.0 million and $2.4 million in grant revenue from the CPRIT Contract during the three and six months ended June 30, 2024 and 2023, respectively.

10. Commitments and Contingencies

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

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of June 30, 2024, the Company did not have any clinical research study obligations.

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

11. License Agreements

Biocept License Agreement

On September 7, 2023, the Company entered into a Non-Exclusive License and Services Agreement with Biocept, pursuant to which Biocept granted the Company a non-exclusive license to use the Biocept proprietary cell enumeration test, CNSideTM (“CNSideTM”). In exchange for the license, the Company issued to Biocept 53,381 unregistered shares, the fair value of which was $75,000.

On October 16, 2023, Biocept filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Bankruptcy Code. See Note 8 for further information regarding the Company’s acquisition of substantially all right, title and interest in the CNSide IP.

University of Texas Health Science Center at San Antonio (“UTHSCSA”) License Agreement

On December 31, 2021, the Company entered into a Patent and Know-How License Agreement with UTHSCSA, pursuant to which UTHSCSA granted the Company an irrevocable, perpetual, exclusive, fully paid-up license, with the right to sublicense and to make, develop, commercialize and otherwise exploit certain patents, know-how and technology related to the development of biodegradable alginate microspheres (“BAM”) containing nanoliposomes loaded with imaging and/or therapeutic payloads.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company’s voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of June 30, 2024, the Company accrued $0.5 million of payments due to NanoTx as a result of the CPRIT grant received (see Note 9, Grant Revenue of the condensed consolidated financial statements for additional information).

12. Stockholders' Deficit

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

The outstanding share of Series F Preferred Stock was redeemed in whole, automatically effective upon the approval by the Company’s stockholders of the Reverse Stock Split in April 2023. Upon such redemption, the holder of the Series F Preferred Stock received consideration of $1,000 in cash.

Series B and C Preferred Stock

As of June 30, 2024, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

Warrants

The Company issued pre-funded warrants and warrants to purchase its common stock in connection with the May 2024 Private Placement. See the section below on Common Stock for additional details.

On September 25, 2019, the Company completed an underwritten public offering. The Company issued 19,266 shares of its common stock, along with pre-funded warrants to purchase 180,733 shares of its common stock and Series U Warrants to purchase 230,000 shares of its common stock. The Series U Warrants have a term of five years from the issuance date. In addition, the Company issued warrants to H.C. Wainwright & Co., LLC, as representatives of the underwriters, to purchase 5,000 shares of its common stock with a term of five years from the issuance date, in the form of Series U Warrants (the “Representative Warrants”). As of June 30, 2024, there were 142,733 outstanding Series U Warrants and Representative Warrants which can be exercised into an aggregate of 142,733 shares of common stock at a weighted average exercise price of $34.10 per share.

Common Stock

May 2024 Private Placement

On May 5, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors, including certain of the Company’s directors and executive officers (“Company Insiders”) (collectively, the “Purchasers”), for the sale and issuance by the Company of its securities (the “Initial Subscription”). On May 8, 2024, the Company entered into a first amendment to the Securities Purchase Agreement (the “Amendment”) for the sale and issuance by the Company of additional securities to two of the Purchasers (the “Additional Subscription”, and together with the Initial Subscription, the “May 2024 Private Placement”). The Securities Purchase Agreement provides for the sale and issuance by the Company of an aggregate of 3,591,532 shares (the “Private Placement Shares”) of the Company’s common stock or, at the election of each Purchaser, pre-funded warrants (the “Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.001 per share, with each Private Placement Share or Pre-Funded Warrant accompanied by (i) a Series A common warrant (“Series A Warrants”) to purchase one share of common stock (the “Series A Warrant Shares”), for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“Series B Warrants”) to purchase one share of common stock (the “Series B Warrant Shares,” and together with the Series A Warrant Shares, the “Common Warrant Shares”), for an aggregate of 3,591,532 Series B Warrants.

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

The exercise price of Series A Warrants and Series B Warrants from the Initial Subscription is $1.772 per share and $1.908 per share in the Additional Subscription, provided that the exercise price for the Series A Warrants and Series B Warrants issued to the Company Insiders is $1.79 per share. Subject to certain ownership limitations, the Series A Warrants will be exercisable until the five-year anniversary of issuance. Subject to certain ownership limitations, the Series B Warrants will be exercisable until June 24, 2025. The Pre-Funded Warrant will not expire until exercised in full.

If a holder of a Series A Warrant or a Series B Warrant is unable to exercise the warrant due to the limitation contained in the warrant that restricts the holder from owning above a specified beneficial ownership level (generally 4.99% or 9.99%) as the result of exercise of the warrant, then the holder may elect upon exercise of the warrant to receive a pre-funded warrant for the same number of shares of common stock that would otherwise have been received upon exercise of the warrant.

In addition, the Series A Warrants and Series B Warrants provided for a call right starting June 24, 2025 in favor of the Company, if the volume-weighted average price of the common stock exceeds specified prices.

The May 2024 Private Offering closed on May 9, 2024 (the “May 2024 Private Placement Closing”). The Company issued 2,151,544 Pre-Funded Warrants, 3,591,532 Series A Warrants and 3,591,532 Series B Warrants to purchase its common stock in connection with the May 2024 Private Placement. The aggregate gross proceeds from the May 2024 Private Placement Closing were approximately $7.3 million, before deducting $0.4 million of offering expenses.

The Company reviewed the terms of the Pre-Funded Warrants, Series A Warrants and Series B Warrants under the authoritative accounting guidance.

As described above, the Series A Warrants and Series B Warrants are classified as liabilities for the reason that they can be exercised into either common stock or Pre-Funded Warrants at the holder's option and thus fail the indexation guidance under ASC 815, Derivatives and Hedging. The Series A Warrant and Series B Warrant liability were recorded at fair value as of the issuance date and June 30, 2024, and under the terms of the Series A Warrants and Series B Warrants when issued that liability was subject to adjustment to estimated fair value at each balance sheet date until the warrants were settled. Refer to Note 14 for additional information regarding the amendment and restatement of the Series A Warrants and Series B Warrants that eliminated the ability of the Series A Warrants and Series B Warrants to be exercised into the Pre-Funded Warrants.

The Pre-Funded Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria.

The proceeds from the May 2024 Private Placement must first be allocated to the full fair value of the Series A Warrants and Series B Warrants due to the liability classification. As disclosed in Note 4, the fair value of the Series A Warrants and Series B Warrants at issuance was $10.9 million. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Company recognized approximately $3.5 million in financing expense in the condensed consolidated statement of operations during the three and six months ended June 30, 2024, which represents the excess of the fair value of the Series A Warrants and Series B Warrants at issuance over the proceeds. During the three and six months ended June 30, 2024, the Company recognized a fair value gain on warrant liability of $4.7 million. Proceeds from the May 2024 Private Placement are shown as cash from financing transactions and the gain on warrant liability is included as an adjustment to reconcile the net loss to net cash used in operating activities in the statements of cash flows for the six months ended June 30, 2024.

In addition, total offering expenses related to the May 2024 Private Placement of $0.4 million were recorded as a component of other expenses as the entire proceeds were allocated to the warrant liability, which can be settled with either the Company’s common stock or Pre-Funded Warrants, which are exercisable into the Company’s common stock at any time at the holders’ option, but not in cash payment to the holders.

All of the Pre-Funded Warrants, Series A Warrants, and Series B Warrants issued in connection with the May 2024 Private Placement remained outstanding as of June 30, 2024.

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

Upon execution of the 2022 Purchase Agreement, the Company paid $0.1 million in cash as the initial commitment fee, and issued 32,846 shares as the initial commitment shares, to Lincoln Park as consideration for its irrevocable commitment to purchase shares of the Company’s common stock at its direction under the 2022 Purchase Agreement. The Company has agreed to pay an additional commitment fee, which it may elect to pay in cash or shares of its common stock, or a combination of cash and shares of its common stock, upon receipt of $25.0 million aggregate gross proceeds from sales of common stock to Lincoln Park under the 2022 Purchase Agreement.

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

During the period from August 17, 2022 to December 31, 2022, the Company issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. The Company issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023. The Company did not issue any common stock under the 2022 Purchase Agreement during the six months ended June 30, 2024.

Share Repurchase Program and Treasury Stock

On October 31, 2023, the Company announced that its Board has approved a share repurchase program (the “Share Repurchase Program”), with authorization to repurchase up to $500,000 of the outstanding shares of the Company’s common stock. The Company funded repurchases under the Share Repurchase Program with available cash.

During the year ended December 31, 2023, the Company purchased 78,559 of its common stock for approximately $0.1 million as treasury stock. The Company purchased 179,866 of its common shares for approximately $0.4 million as treasury stock during the six months ended June 30, 2024. As of June 30, 2024, no amount remained authorized for repurchase.

13. Stock-based Compensation

Under the Company’s 2015 New Employee Incentive Plan, as amended (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. On June 6, 2024, the Company’s Board increased the number of shares for future issuances under the 2015 Plan by 75,000 shares of common stock. As of June 30, 2024, there were 62,908 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan, as amended (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan provides for the issuance of up to 236,667 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity

Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of June 30, 2024, there were 1,899 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the six months ended June 30, 2024 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	140,109	$37.48	8.07
Granted	196,824	$2.09
Cancelled/expired	(5)	$271,125
Balance as of June 30, 2024	336,928	$12.78	8.81	$3,000
Vested and expected to vest at June 30, 2024	310,675	$13.52	8.75	$3,000
Exercisable at June 30, 2024	103,834	$32.39	7.45	$—

As of June 30, 2024, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $0.7 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.3 years.

14. Subsequent Events

Amendment and Restatement of Series A Warrants and Series B Warrants

On August 9, 2024, the Company amended and restated the Series A Warrants and Series B Warrants (the “Amendment and Restatements”) issued in the May 2024 Private Placement. As described in Note 12 above, when originally issued, if a holder of a Series A Warrant or a Series B Warrant was unable to exercise the warrant due to the limitation contained in the Series A Warrants and Series B Warrants that restricted the holder from owning above a specified beneficial ownership level (generally 4.99% or 9.99%) as the result of exercise of the Series A Warrants and Series B Warrants, then the Series A Warrants and Series B Warrants holder could elect upon exercise of the Series A Warrants and Series B Warrants to receive a pre-funded warrant for the same number of shares of common stock that would otherwise have been received upon exercise of the Series A Warrants and Series B Warrants. The Series A Warrants and Series B Warrants Amendment and Restatements eliminated the ability of the holder to elect to purchase pre-funded warrants in lieu of the Series A Warrants and Series B Warrants.

In addition, the Amendment and Restatements eliminated the Company’s call right under the terms of the Series A Warrants to call the Series A Warrants after June 24, 2025, if the volume-weighted average price of the common stock exceeded specified prices. There were no other changes in the terms of the Series A Warrants and Series B Warrants.

As a result of the Amendment and Restatements, the Series A Warrants and Series B Warrants, as amended, will no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, and the balance of the warrant liability at the amendment date will be reclassified to equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed on March 5, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q, as well as under “Part I – Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, in other subsequent filings with the Securities and Exchange Commission, and elsewhere in this quarterly report on Form 10-Q. These statements, like all statements in this quarterly report on Form 10-Q, speak only as of the date of this quarterly report on Form 10-Q (unless another date is indicated), and the Company undertakes no obligation to update or revise these statements in light of future developments.

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

Overview

Plus Therapeutics is a U.S. pharmaceutical company developing targeted radiotherapeutics with advanced platform technologies for central nervous system (“CNS”) cancers. Our novel radioactive drug formulations and medical devices and therapeutic candidates are designed to deliver safe and effective doses of radiation to tumors. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

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

Recently, we acquired the CNSide® cerebrospinal fluid cancer diagnostic portfolio from Biocept which is currently utilized in the CPRIT-funded ReSPECT-LM clinical trial. We are currently evaluating and developing our business plan for developing the CNSide diagnostic portfolio alongside our lead radiotherapeutic candidate, rhenium (186Re) obisbemeda, and seeking partnering opportunities for the CNSide IP (as defined below). The CNSideTM (as defined below) is on track for commercial launch as soon as the fourth quarter of 2024.

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

On August 29, 2022, we announced feedback from a Type C meeting with the U.S. Food and Drug Administration (“FDA”) regarding Chemistry, Manufacturing and Controls practices. The meeting focused on our cGMP clinical and commercial manufacturing process for our lead investigational targeted radiotherapeutic, BMEDA-chelated rhenium (186Re) obisbemeda, for recurrent GBM.

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

Rhenium (186Re) obisbemeda versus External Beam Radiation Therapy for Recurrent GBM

Rhenium (186Re) obisbemeda is a novel injectable radiotherapy designed to deliver targeted, high dose radiation directly into GBM tumors in a safe, effective, and convenient manner that may ultimately prolong patient survival. Rhenium (186Re) obisbemeda is composed of the radionuclide Rhenium-186 and a nanoliposomal carrier, and is infused in a highly targeted, controlled fashion, directly into the tumor via precision brain mapping and CED catheters. Potential benefits of rhenium (186Re) obisbemeda compared to standard external beam radiotherapy or external beam radiation therapy (“EBRT”) include:

•
The rhenium (186Re) obisbemeda radiation dose delivered to patients may be up to 20 times greater than what is possible with commonly used EBRT, which, unlike EBRT and proton beam devices, spares normal tissue and the brain from radiation exposure.
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

On January 18, 2023, we announced that the first patient was dosed in the ReSPECT-GBM Phase 2b dose expansion clinical trial evaluating rhenium obisbemeda for the treatment of recurrent GBM. The Phase 2b trial is expected to enroll up to 34 total patients with small- to medium-sized tumors and is targeted for full enrollment by the end of 2024. We currently have three clinical sites, with the plan to add additional sites to support the trial, and expect an initial data read-out by the end of 2024.

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

On November 20, 2023, we announced positive data from the ongoing ReSPECT-GBM Phase 2 trial evaluating rhenium (186Re) obisbemeda, for the treatment of recurrent glioblastoma at the Society for NeuroOncology 28th Annual Meeting, which was held November 15-19, 2023 in Vancouver, Canada. Key findings included:

•
Median overall survival (mOS) in 15 patients with recurrent glioblastoma (“rGBM”) from the Phase 2 study is 13 months, which is 63% better than current standard of care (bevacizumab monotherapy) of 8 months; 9 of the 15 patients remain alive.
•
Median progression free survival (mPFS) is 11 months, compared to SOC at 4 months.
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

Upon receiving acceptance of our Investigational New Drug application and Fast Track designation by the FDA for rhenium (186Re) obisbemeda for the treatment of LM in November 2021, we initiated the trial and began screening patients for the ReSPECT-LM Phase 1 clinical trial in the fourth quarter of 2021.

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

A total of 25 patients have received a single-dose of rhenium (186Re) obisbemeda in the ReSPECT-LM trial as of July 29, 2024. There have been no dose limiting toxicities observed to date with administered radiation doses up to 66.14 millicuries in Cohort 5, a ten-fold increase over Cohort 1. We plan to initiate dosing in Cohort 6 in the second quarter of 2024, pending Data Safety Monitoring Board (DSMB) approval. In addition, five new clinical trial sites were added to this trial over the last year, bringing the total number of sites to seven. We are planning a new multiple dosing ReSPECT-LM clinical trial in late 2024 or early 2025.

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

In mid-June 2024, we presented updated data from our Phase 1 ReSPECT-LM trial at the annual meeting of Society of Nuclear Medicine & Molecular Imaging (SNMMI) conference.

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

Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere Technology

In January 2022, we announced that we licensed Biodegradable Alginate Microsphere (“BAM”) patents and technology from The University of Texas Health Science Center at San Antonio (“UTHSCSA”) to expand our tumor targeting capabilities and precision radiotherapeutics pipeline. We intend to combine our Rhenium NanoLiposome technology with the BAM technology to create a novel radioembolization technology. Initially, we intend to utilize the Rhenium-188 isotope, 188RNL-BAM for the intra-arterial embolization and local delivery of a high dose of targeted radiation for a variety of solid organ cancers such as hepatocellular cancer, hepatic metastases, pancreatic cancer and many others.

Preclinical data from an ex vivo embolization experiment in which Technetium99m-BAM was intra-arterially delivered to a bovine kidney perfusion model was presented at Society of Interventional Radiology Annual Scientific Meeting. The study concluded that the technology required for radiolabeling BAM could successfully deliver, embolize and retain radiation in the target organ. 188RNL-BAM is a preclinical investigational device we intend to further develop and move into clinical trials. Specifically, in 2022 we transferred the 188RNL-BAM technology from UTHSCSA, and began planning to develop the product and complete early preclinical studies to support a future FDA IND submission. Our intended initial clinical target is liver cancer which is the sixth most common and third deadliest cancer worldwide. It is a rare disease with increasing U.S. annual incidence (42,000) and deaths (30,000).

Recent Developments

FDA Feedback Regarding BAM technologies, including 188RNL-BAM

On July 26, 2023, the FDA responded to a Pre-IND submission that the 188RNL-BAM product under development would likely be subject to regulation as a medical device under theFederal Food, Drug, and Cosmetic Act (the “FDCA”), rather than as a drug product.

May 2024 Private Placement

See Liquidity and Capital Resources section below for details on the closing of the May 2024 Private Placement.

Biocept Asset Purchase

On September 7, 2023, we entered into a Non-Exclusive License and Services Agreement with Biocept, Inc (“Biocept”), pursuant to which Biocept granted us a non-exclusive license to use the Biocept proprietary cell enumeration test, CNsideTM (the “CNSideTM”). On October 16, 2023, Biocept filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Bankruptcy Code.

On April 26, 2024, we acquired from Biocept, for a total cash payment of $400,000, substantially all of the right, title and interest in the CNSide IP, including (i) intellectual property, (ii) inventory and raw materials, and (iii) data, information, results and reports pertaining to the completed and on-going clinical studies involving the use of CNSideTM (including, but not limited to, the FORSEE clinical study), related to the development, making, selling, and exporting or importing of the CNSideTM, after having its bid accepted by the United States Bankruptcy Court for the District of Delaware.

Department of Defense Grant

On April 22, 2024, we were selected by the Department of Defense (“DoD”) office of the Congressionally Directed Medical Research Programs (CDMRP) to receive a $3 million fund for research and development purposes (“DoD Award”). Transfers of funds under the DoD Award are expected to commence in the third quarter of 2024, pending execution of formal agreements, in order to support the planned expansion of our clinical trial for pediatric brain cancer.

Recent Financings

Refer to the “Liquidity and Capital Resources” heading below for information on our recent financings.

Results of Operations

Grant Revenue

We recognized $1.3 million and $1.9 million, and $3.0 million and $2.4 million of grant revenue during the three and six months ended June 30, 2024 and 2023, respectively, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,753	$1,406	$5,499	$4,369
Stock-based compensation	20	14	37	34
Total research and development expenses	$2,773	$1,420	$5,536	$4,403

Research and development expenses increased by approximately $1.4 million during the three months ended June 30, 2024 as compared to the same period in 2023. The increase was due primarily to an increase of $0.5 million of licenses fee to NanoTx, an increase of $0.3 million in compensation expenses, an increase of approximately $0.4 million of professional research and development service fees, and an increase of $0.3 million in development expenses, offset by a reduction of $0.1 million in clinical expenses.

Research and development expenses increased by approximately $1.1 million during the six months ended June 30, 2024 as compared to the same period in 2023. The increase was due primarily to an increase of $0.5 million increases in professional services, an increase of $0.3 million in compensation expenses, a $0.2 million increase in clinical expenses, and an increase of $0.1 million in other research and development expenses.

We expect aggregate research and development expenses to increase during the remainder of 2024 as compared to the corresponding comparable period ended December 31, 2023 as we continue to advance and expand our research programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$2,072	$1,798	$4,156	$3,923
Stock-based compensation	131	126	260	246
Total general and administrative expenses	$2,203	$1,924	$4,416	$4,169

General and administrative expenses increased by approximately $0.3 million during the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase of legal and professional expenses of $0.2 million and an increase of $0.1 million in compensation expenses.

General and administrative expenses increased by approximately $0.2 million during the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase of legal and professional expenses of $0.1 million and an increase of $0.1 million in compensation expenses.

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

The following table summarizes the components of our stock-based compensation expenses for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$20	$14	$37	$34
General and administrative	131	126	260	246
Total stock-based compensation	$151	$140	$297	$280

Our share-based compensation expenses, which are impacted by grants of share-based options, vesting schedule of such grants, as well as grant-date fair value of share-based awards, remained consistent for the three and six months ended June 30, 2024 and 2023.

Financing items

The following table summarizes other income (expense) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financing expense	$(3,545)	$-	$(3,545)	$-
Change in fair value of warrants	4,694	—	4,694	—
Warrant issuance costs	(432)	—	(432)	—
Interest income	67	120	139	171
Interest expense	(27)	(112)	(61)	(246)
Total	$757	$8	$795	$(75)

The decrease in interest expense for the three and six months ended June 30, 2024 as compared to the same periods in 2023 was primarily due to the repayment of debt principal of $1.6 million during the year ended December 31, 2023 and $4.0 during the six months ended June 30, 2024. Interest income decreased for the three and six months ended June 30, 2024 compared with the same periods in 2023 primarily due to a lower average cash and investment balances in year to date 2024 offset by a higher interest rate environment and accreted income on our available-for-sale securities.

We recognized approximately $3.5 million in financing expense in the condensed consolidated statement of operations during the three and six months ended June 30, 2024, which represents the excess of the fair value of the Series A Warrants and Series B Warrants at issuance over the proceeds. During the three and six months ended June 30, 2024, we recognized a fair value gain on warrant liability of $4.7 million.

In addition, total offering expenses related to the May 2024 Private Placement of $0.4 million were recorded as a component of other expenses as the entire proceeds were allocated to the warrant liability, which can be settled with either the Company’s common stock or Pre-Funded Warrants, which are exercisable into common stock at any time at the holders’ option, but not in cash payment to the holders.

We expect interest expense in 2024 to increase as compared with 2023 due to an expected higher principal balance subject to interest.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$4,912	$8,554

Current assets	$9,380	$9,834
Current liabilities	18,787	10,727
Working capital	$(9,407)	$(893)

We incurred net losses of $6.2 million for the six months ended June 30, 2024. We have an accumulated deficit of $486.7 million as of June 30, 2024. Additionally, we used net cash of $5.7 million to fund our operating activities for the six months ended June 30, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

May 2024 Private Placement

In May 2024, we entered into a securities purchase agreement, which was subsequently amended, with certain investors, including certain of the Company’s directors and executive officers (the “Purchasers”), whereby we issued and sold in a private placement (the “May 2024 Private Placement”): (i) 3,591,532 shares of common stock (“Private Placement Share”), or, at the election of each Purchaser, pre-funded warrants (the “Pre-Funded Warrants”) exercisable immediately to purchase shares of common stock. Each Private Placement Share or Pre-Funded Warrant are accompanied by (i) a Series A common warrant (“Series A Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“Series B Warrants”, and together with the Pre-Funded Warrants and Series A Warrants, the “Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series B Warrants. At the closing of the May 2024 Private Placement, we received aggregate upfront gross proceeds of approximately $7.3 million, before deducting fees and other expenses associated with the closing of the May 2024 Private Placement. If the Warrants are exercised in full we will receive additional gross proceeds of approximately $12.0 million. None of the Warrants issued in the May 2024 Private Placement have been exercised as of the filing of this quarterly report on Form 10-Q. See Note 12 to the unaudited condensed consolidated financial statements, Stockholders' Deficit - May 2024 Private Placement, for further information regarding the May 2024 Private Placement.

CPRIT Grant

On September 19, 2022, we entered into the CPRIT Contract, pursuant to which CPRIT will provide us with the CPRIT Grant of $17.6 million subject to the terms of the CPRIT Contract, to fund approximately two-thirds of the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM. We received $10.4 million of the available funding under the CPRIT Grant during 2022, 2023 and the six months ended June 30, 2024, of which we recognized $3.0 million, $4.9 million and $0.2 million of grant revenue during the six months ended June 30, 2024, and the years ended December 31, 2023 and 2022, respectively. The amounts recognized represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM. As of June 30, 2024, we had $2.3 million of deferred revenue related to the CPRIT Grant.

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

During the period from August 17, 2022 to December 31, 2022, we issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. We issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023. No shares of common stock were purchased under the 2022 Purchase Agreement during the six months ended June 30, 2024.

On January 14, 2022, we entered into an Equity Distribution Agreement (the “January 2022 Distribution Agreement”) with Canaccord, pursuant to which we could issue and sell, from time to time, shares of our common stock in “at-the-market” offerings, having an aggregate offering price of up to $5 million, depending on market demand, with Canaccord acting as an agent for sales. During the year ended December 31, 2023, we issued 460,151 shares under the January 2022 Distribution Agreement for net proceeds of approximately $4.8 million. The January 2022 Distribution Agreement was terminated after all available registered shares were fully utilized.

Nasdaq Listing Compliance

On March 8, 2024, we received a letter (the “Notice”) from the Listing Qualifications staff of Nasdaq Capital Market (“Nasdaq”), notifying us that we no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on Nasdaq or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”). The Notice stated that, as of March 8, 2024, we did not meet the Alternative Standards.

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

Funding and Material Cash Requirements

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of our common and preferred stocks, proceeds from the now-repaid in full term loan with Oxford Finance, LLC (“Oxford”), the Pershing Credit Facility and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources through a combination of equity offerings, debt financings and potential collaboration, license or development agreements to fund our future clinical development programs and other operations in the next twelve months from the filing of this quarterly report on Form 10-Q. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material adverse impact on our operations, implementation of our strategy and ability to maintain compliance with applicable requirements, including Nasdaq listing rules.

Our present and future funding and cash requirements will depend on many factors, including, among other things:

•
the progress, timing and completion of our ongoing and planned clinical trials and nonclinical studies;
•
our ability to receive, and the timing of receipt of, future regulatory approvals for our product candidates and the costs related thereto;
•
the development and utility of the CNSide leptomeningeal metastases diagnostic test;
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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2024 and 2023 is summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,663)	$(8,571)
Net cash used in investing activities	(4,166)	(108)
Net cash provided by financing activities	6,187	1,454
Net decrease in cash and cash equivalents	$(3,642)	$(7,225)

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

Under our Pershing Credit Facility, we have ongoing principal and interest payment obligations (see Note 6 of the condensed consolidated financial statements). In addition, we are obligated to make operating lease payments for our office and laboratory space, and we may be required to make payments under certain of our other contractual agreements.

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of June 30, 2024. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was $5.7 million compared to $8.6 million in the same period of 2023. Our operational cash use decreased $2.9 million during the six months ended June 30, 2024 as compared to the same period in 2023, due primarily to increased reimbursement under the CPRIT grant agreement for research and development costs related to the ReSPECT-LM program.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2024 was related to purchase of Biocept assets of $0.5 million, short-term investments of $3.5 million and purchases of fixed assets of $0.1 million. Net cash used in investing activities for the six months ended June 30, 2023 was related to purchases of fixed assets of $0.1 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was related to net proceeds of $7.3 million raised by the May 2024 Private Placement, and drawdown of $3.3 million from the Pershing Credit Facility, offset by repurchase of treasury stock for approximately $0.4 million and repayment of principle balance under the Oxford loan of $4.0 million.

Net cash provided by financing activities for the six months ended June 30, 2023 was primarily related to sales of common stock of $2.3 million, net of offering cost, from that certain Equity Distribution Agreement with Canaccord Genuity LLC and the 2022 Purchase Agreement.

Critical Accounting Policies and Significant Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses, and that affect our recognition and disclosure of contingent assets and liabilities.

While our estimates are based on assumptions we consider reasonable at the time they were made, our actual results may differ from our estimates, perhaps significantly. If results differ materially from our estimates, we will make adjustments to our consolidated financial statements prospectively as we become aware of the necessity for an adjustment.

Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. We perform our impairment test annually during the fourth quarter. We operate in a single operating segment and reporting unit. We monitor the fluctuations in our share price and have experienced significant volatility during the year.

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and there have been no material changes during the six months ended June 30, 2024 except as described below.

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value (for more information about the material inputs and assumptions used to value the liability classified warrants refer to Note 4 of our condensed consolidated financial statements). The warrant liabilities are initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the condensed consolidated statements of operations. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

In May 2024, the Company issued the Series A Warrants and Series B Warrants and classified them as liabilities because in certain circumstances they could be exercised into either common stock or Pre-Funded Warrants at the holder's option and thus failed the indexation guidance under ASC 815, Derivatives and Hedging. On August 9 , 2024, the Company amended and restated the Series A Warrants and Series B Warrants (the “Amendment and Restatements”) to eliminate the ability of the holder to elect to receive Pre-Funded Warrants in this situation.

As a result of the Amendment and Restatements, the Series A Warrants and Series B Warrants, as amended, will no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, and the balance of the warrant liability at the amendment date will be reclassified to equity. As a result, as of the amendment date, there will be a corresponding increase in our condensed statements of stockholders' equity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 8, 2024, we received the Notice from Nasdaq, notifying us that we no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on Nasdaq or the Alternative Standards. The Notice states that our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, disclosed stockholders’ equity of ($1.3 million) as of December 31, 2023, and that, as of March 8, 2024, we did not meet the Alternative Standards.

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

We recently acquired the CNSide diagnostic portfolio, and we may not be successful in our efforts to develop, fully utilize and monetize it.

In April 2024, we completed the acquisition of substantially all of the right, title and interest in CNSide (“CNSide”), a proprietary cell enumeration test designed to detect, quantify,and monitor tumor status in LM. We are currently evaluating and developing our business plan for developing the CNSide diagnostic portfolio alongside our lead radio therapeutic candidate, rhenium (186Re) obisbemeda, and seeking partnering opportunities for CNSide but there can be no assurances that we will be able to develop the technology to allow for commercial applications, or successfully utilize and fully integrate CNSide into our operations. We may not generate revenues from or realize the anticipated benefits of CNSide within our expected timeline or at all.

Other than the risk factors set forth above, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

188RNL-BAM will be regulated as a medical device, which may result in additional regulatory and other risks.

188RNL-BAM was developed and tested preclinically as a drug product. The FDA has informed us that 188RNL-BAM will, moving forward, be regulated instead as a medical device.

In the United States, before we can market a new medical device, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”), or approval of premarket approval (“PMA”), from the FDA, unless an exemption applies. In the process of obtaining premarket clearance or approval following either of these routes, the FDA must determine that a proposed device is either substantially equivalent to a legally marketed predicate device with similar intended uses and the same technological characteristics and risks, or that it is safe and effective for its intended use, based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life sustaining, life supporting or implantable devices.

Modifications to products that are approved through a PMA generally require FDA approval of the modifications through a supplemental application. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The process of obtaining a PMA is costly and uncertain and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical studies. Despite the time, effort and cost, a medical device may not be approved by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business. Furthermore, even if we are granted regulatory approvals, they may include significant limitations on the approved and labeled indications for use for the device, which may limit the market for the device.

In addition, comparable foreign regulatory authorities to the FDA have approval policies and regulations related to the safety and performance requirements that apply to 188RNL-BAM, either as medical devices or as drugs, depending on each jurisdiction’s regulatory requirements. Accordingly, to the extent that we intend to sell medical devices in member states of the European Union or other foreign jurisdictions, the regulatory approval pathway for our product candidates, including 188RNL-BAM, may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

Failure to successfully develop or supply the RNL-BAM medical device component, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our Company, our collaborators, or third-party providers to obtain or maintain regulatory approval or clearance of 188RNL-BAM as a medical device or drug, as applicable in each jurisdiction, could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in RNL-BAM reaching the market. Further, failure to successfully develop or supply the device, or to gain or maintain its approval, could adversely affect our operations.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

3.10	Certificate of Designation of Series F Preferred Stock, dated March 3, 2023		8-K	001-34375 Exhibit 3.1	03/03/2023

4.1	Form of Series U Warrant		S-1/A	333-229485 Exhibit 4.37	09/16/2019

4.2	Form of Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	04/23/2020

4.3	Form of Underwriters’ Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	10/05/2020

4.4	Form of Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	05/09/2024

4.5	Form of Series A Warrant (May 2024, as amended and restated August 2024)	X

4.6	Form of Series B Warrant (May 2024, as amended and restated August 2024)	X

4.7	Form of Amendment and Restatement of the Plus Therapeutics, Inc. Series A Common Stock Purchase Warrant	X

4.8	Form of Amendment and Restatement of the Plus Therapeutics, Inc. Series B Common Stock Purchase Warrant	X

10.1	Securities Purchase Agreement, dated May 5, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.1	05/09/2024

10.2	First Amendment to Securities Purchase Agreement, dated May 8, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.2	05/09/2024

10.3	Registration Rights Agreement, dated as of May 5, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.3	05/09/2024

10.4	Third Amendment to the 2015 New Employee Incentive Plan		S-1	333-280061	06/07/2024

10.5	Lending Agreement, dated April 5, 2024, by and between Plus Therapeutics, Inc. and Pershing LLC		8-K	001-34375 Exhibit 10.1	06/04/2024

10.6	Loan Interest Form, dated May 24, 2024, by and between Plus Therapeutics, Inc. and Pershing LLC		8-K	001-34375 Exhibit 10.2	06/04/2024

10.7	Extension of Credit, dated May 29, 2024, by and between Plus Therapeutics, Inc. and Pershing LLC		8-K	001-34375 Exhibit 10.3	06/04/2024

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 14, 2024		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: August 14, 2024		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

1