Form 10-Q
period 2024-09-30
PLUS THERAPEUTICS, INC.
filed 2024-11-14
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, there were 5,896,333 shares of the registrant’s common stock outstanding.

PLUS THERAPEUTICS, INC.

Form 10-Q

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

Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our liquidity and capital resources and our ability to raise additional cash to fund our operations in the near term and long term, on terms acceptable to us or at all; the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, including the ability to come into compliance with The Nasdaq Capital Market listing requirements; market conditions, product performance, potential litigation, our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets, competition within the radiotherapeutics, and more generally, oncological medicine fields; and challenges associated with radiotherapeutic manufacturing, production and distribution capabilities necessary to support our clinical trials and any commercial level product demand, among others. The forward-looking statements included in this quarterly report on Form 10-Q are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and under “Part II – Item 1A – Risk Factors” in this quarterly report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,223	$8,554
Investments	3,565	—
Other current assets	576	1,280
Total current assets	5,364	9,834

Property and equipment, net	591	906
Operating lease right-of-use assets	106	202
Goodwill	372	372
Intangible assets, net	513	42
Other assets	32	32
Total assets	$6,978	$11,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,912	$6,631
Operating lease liability	68	120
Deferred grant liability	840	—
Line of credit	3,292	—
Term loan obligation, current	—	3,976
Total current liabilities	12,112	10,727

Noncurrent operating lease liability	40	85
Deferred grant liability	—	1,924
Total liabilities	12,152	12,736

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,154,758 and 5,896,333 issued and outstanding at September 30, 2024, and 4,522,656 issued and 4,444,097 outstanding as of December 31, 2023, respectively	6	5
Treasury stock (at cost, 258,425 and 78,559 shares as of September 30, 2024 and December 31, 2023, respectively)	(500)	(126)
Additional paid-in capital	484,896	479,274
Accumulated deficit	(489,576)	(480,501)
Total stockholders’ deficit	(5,174)	(1,348)
Total liabilities and stockholders’ deficit	$6,978	$11,388

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Grant revenue	$1,456	$1,240	$4,412	$3,600

Operating expenses:
Research and development	2,858	2,493	8,394	6,896
General and administrative	2,397	1,998	6,813	6,167
Total operating expenses	5,255	4,491	15,207	13,063
Loss from operations	(3,799)	(3,251)	(10,795)	(9,463)

Other income (expense):
Financing expense	—	—	(3,545)	—
Change in fair value of warrants	960	—	5,654	—
Warrant issuance costs	(54)	—	(486)	—
Interest income	80	119	219	290
Interest expense	(61)	(87)	(122)	(333)
Total other income (expense)	925	32	1,720	(43)
Net loss	$(2,874)	$(3,219)	$(9,075)	$(9,506)

Per share information:
Net loss per share of common stock - basic	$(0.37)	$(1.00)	$(1.46)	$(3.54)
Weighted average number of shares of common stock outstanding - basic	7,855,763	3,225,351	6,232,123	2,688,232
Net loss per share of common stock - diluted	$(0.37)	$(1.00)	$(1.67)	$(3.54)
Weighted average number of shares of common stock outstanding - diluted	7,855,763	3,225,351	8,452,338	2,688,232

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share data)

			Convertible						Additional		Total
	Preferred stock		preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2022	—	$—	1,952	$—	2,240,092	$2	—	$—	$473,628	$(467,185)	$6,445
Stock-based compensation	—	—	—	—	—	—	—	—	140	—	140
Sale of common stock, net	—	—	—	—	168,164	—	—	—	895	—	895
Issuance of Series F preferred stock	1	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	(4,805)	(4,805)
Balance at March 31, 2023	1	$—	1,952	$—	2,408,256	$2	—	$—	$474,664	$(471,990)	$2,676
Redemption of Series F preferred stock	(1)	—	—	—	—	—	—	—	—	—	—
Fractional adjustment	—	—	—	—	(1,310)	—	—	—	—	—	—
Sale of common stock, net	—	—	—	—	472,674	1	—	—	1,327	—	1,328
Share-based compensation	—	—	—	—	—	—	—	—	140	—	140
Net loss	—	—	—	—	—	—	—	—	—	(1,482)	(1,482)
Balance at June 30, 2023	—	—	1,952	$—	2,879,620	$3	—	$—	$476,131	$(473,472)	$2,662
Sale of common stock, net	—	—	—	—	1,589,655	2	—	—	2,954	—	2,956
Issuance of common stock for in process research and development	—	—	—	—	53,381	—	—	—	75	—	75
Stock-based compensation	—	—	—	—	—	—	—	—	148	—	148
Net loss	—	—	—	—	—	—	—	—	—	(3,219)	(3,219)
Balance at September 30, 2023	—	—	1,952	$—	4,522,656	$6	—	$—	$479,308	(476,691)	$2,622

Balance at December 31, 2023	—	$—	1,952	$—	4,522,656	$5	(78,559)	$(126)	$479,274	$(480,501)	$(1,348)
Stock-based compensation	—	—	—	—	—	—	—	—	146	—	146
Purchase of treasury stock	—	—	—	—	—	—	(179,866)	(374)	—	—	(374)
Net loss	—	—	—	—	—	—	—	—	—	(3,261)	(3,261)
Balance at March 31, 2024	—	$—	1,952	$—	4,522,656	$5	(258,425)	$(500)	$479,420	$(483,762)	$(4,837)
Issuance of common stock	—	—	—	—	1,439,988	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	—	—	—	—	(2,940)	(2,940)
Balance at June 30, 2024	—	$—	1,952	$—	5,962,644	$6	(258,425)	$(500)	$479,571	$(486,702)	$(7,625)
Reclass of warrants to equity	—	—	—	—	—	—	—	—	5,200	—	5,200
Stock-based compensation	—	—	—	—	—	—	—	—	125	—	125
Exercise of pre-funded warrants	—	—	—	—	192,114	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,874)	(2,874)
Balance at September 30, 2024	—	$—	1,952	$—	6,154,758	$6	(258,425)	$(500)	$484,896	$(489,576)	$(5,174)

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(9,075)	$(9,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	477
Amortization of deferred financing costs and debt discount	20	160
Share-based compensation expense	422	428
Accretion of discount on short-term investments	(70)	—
Non-cash financing expense	3,545	—
Change in fair value of warrants	(5,654)	—
Loss on disposal of property and equipment	—	2
Amortization of operating lease right-of-use assets	96	86
Stock issued for research and development	—	75
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	—	(91)
Other current assets	704	3,190
Accounts payable and accrued expenses	1,326	(4,061)
Change in operating lease liabilities	(97)	(87)
Deferred grant liability	(1,084)	(1,643)
Net cash used in operating activities	(9,343)	(10,970)

Cash flows used in investing activities:
Purchases of property and equipment	(135)	(118)
Redemption of short-term investments	3,650	—
Purchase of short-term investments	(7,145)	—
Purchase of intangible assets	(545)	—
Net cash used in investing activities	(4,175)	(118)

Cash flows provided by financing activities:
Principal payments of term loan obligation	(3,996)	(1,206)
Proceeds from credit facility	3,292	—
Purchase of treasury stock	(374)	—
Proceeds from sale of common stock, net of offering costs of $0.2 million	—	5,180
Proceeds from sale of common stock, warrants and pre-funded warrants, net	7,265	—
Net cash provided by financing activities	6,187	3,974
Net decrease in cash and cash equivalents	(7,331)	(7,114)
Cash and cash equivalents at beginning of period	8,554	18,120
Cash and cash equivalents at end of period	$1,223	$11,006

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$32	$186
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$—	$1
Right-of-use assets obtained in exchange for operating lease liability	$—	$71
Common stock issued in payment for in process research and development	$—	$75

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(UNAUDITED)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed balance sheet at December 31, 2023 has been derived from the audited financial statements at December 31, 2023, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

On May 17, 2024, Plus Therapeutics, Inc. (the “Company”) established a wholly owned subsidiary, CNSide Diagnostics, LLC (“CNSide LLC”), a Delaware limited liability company. CNSide LLC was set up to operate the CNSide diagnostic portfolio, consisting of the intellectual property acquired by the Company from Biocept, Inc. (“Biocept”) in April 2024 (See Note 8, Biocept Asset Acquisitions, for further details).

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its wholly owned subsidiary, CNSide LLC, have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2024. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 5, 2024.

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

Warrants

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement in accordance with applicable accounting guidance provided in ASC Topic 815 - Derivatives and Hedging. Equity-classified instruments are recorded in additional paid-in capital at issuance and are not subject to remeasurement. Liability-classified warrants are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of warrants in the condensed consolidated statements of operations. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

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

During the three and nine months ended September 30, 2024, the unrealized gain on the Company’s available-for-sale securities was less than $1,000, and not presented separately in the condensed consolidated statement of operations.

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

3. Liquidity and Going Concern

The Company incurred a net loss of $9.1 million for the nine months ended September 30, 2024. The Company had an accumulated deficit of $489.6 million as of September 30, 2024. Additionally, the Company used net cash of $9.3 million to fund its operating activities for the nine months ended September 30, 2024.

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

At the closing of the May 2024 Private Placement (as defined below), the Company received aggregate up-front gross proceeds of approximately $7.3 million, before deducting fees and other expenses associated with the closing of the May 2024 Private Placement. None of the Series A and Series B Warrants issued in connection with May 2024 Private Placement were exercised as of September 30, 2024. See Note 12 to the unaudited condensed consolidated financial statements, Stockholders’ Deficit - May 2024 Private Placement, for further details.

Nasdaq Listing Compliance

On March 8, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it no longer complied with the requirement under Nasdaq Listing

Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) for continued listing on The Nasdaq Capital Market or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years.

On September 5, 2024, Nasdaq notified the Company that it had not regained compliance with Nasdaq Listing Rule 5550(b)(1) and that, as a result, unless the Company timely requests an appeal of this determination to a Nasdaq Hearings Panel (the “Panel”), Nasdaq would move to suspend trading of the Company’s common stock and to have the Company’s shares of common stock delisted from The Nasdaq Capital Market. The Company timely requested a hearing before the Panel, and the hearing was held on October 22, 2024.

On October 30, 2024, the Company received a decision from the Panel, notifying the Company that it had until March 4, 2025, to demonstrate compliance with the Minimum Stockholders’ Equity Requirement. The Panel also required that the Company file a public disclosure on or before March 4, 2025 and describe the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with the Minimum Stockholders’ Equity Requirement. The Panel also noted that it is a requirement during the exception period that the Company provides prompt notification to the Panel of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq’s requirements. This includes, but is not limited to, any event that may call into question the Company’s ability to meet the terms of the exception granted. The Panel reserved the right to reconsider the terms of its decision based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on The Nasdaq Capital Market inadvisable or unwarranted.

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

Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. Money market funds were included in cash equivalents and U.S. Treasury bills were included in investments in the condensed consolidated balance sheets for the periods presented. The Company obtains the fair value of its Level 2 cash equivalents from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively (in thousands).

	Fair Value Measurements Using
September 30, 2024	Fair Value	Level 1	Level 2	Level 3
Money market	$1,196	$1,196	$—	$—
Treasury bills and government agency bonds	3,565	—	3,565	—
	$4,761	$1,196	$3,565	$—

	Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Money market	$5,449	$5,449	$—	$—

During the nine months ended September 30, 2024, the Company issued common stock warrants which were initially classified as liabilities under authoritative accounting standards, and reclassified in the equity section of the balance sheet upon modification in August 2024 (See Note 12, Stockholders’ Deficit - May 2024 Private Placement, for further details). These common stock warrants were valued using the Black Scholes model, with level 3 inputs such as expected volatility, risk-free interest rate, and expected term that are not observable in active markets.

The table below summarizes key inputs used in the valuation of the liability classified warrants as of the issuance date and as of the date of amendment:

	As of issuance date	As of date of amendment
Expected term	1.1 - 5.0 years	0.9 - 4.7 years
Common stock market price	$2.01 - $2.27	$1.45
Risk-free interest rate	4.5% - 5.1%	3.81% - 4.63%
Expected volatility	117.0% - 127.2%	92.2% - 99.79%

The table below provides a summary of the fair value of the Company’s warrant liability during the nine months ended September 30, 2024 (in thousands). As of September 30, 2023, the fair value of liability classified warrants was immaterial, and the change in the fair value of liability classified warrants during the three and nine months ended September 30, 2023 was immaterial.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Warrant liability
Beginning balance	$6,160	$—
Issuance of warrants	—	10,854
Change in fair value of warrants	(960)	(5,654)
Reclassification to equity	(5,200)	(5,200)
Ending balance	$—	$—

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

6. Line of Credit Facility

On May 31, 2024, the Company drew down $3.3 million on a new margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. The available credit line limit under the Pershing Credit Facility fluctuates based on the Company’s request for extensions from time to time, subject to the value of the collateralized marketable securities the Company holds with Pershing, provided that the amount available to draw under the Pershing Credit Facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities the Company holds with Pershing, Pershing may require the

Company from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level. The amounts borrowed under the Pershing Credit Facility are due on demand. As of September 30, 2024, the Company held collateralized marketable securities with Pershing with a total value of $3.6 million.

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

7. Loss per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period increased to include, if dilutive, the number of additional shares of common stock that would have been outstanding as calculated using the treasury stock method. Potential common shares were related to outstanding but unexercised options, multiple series of convertible preferred stock, and warrants for all periods presented.

The Company considers Series A Warrants and Series B Warrants issued in connection with the private placement completed in May 2024 (See Note 12, Stockholders’ Deficit - May 2024 Private Placement, for further details) to be participating securities because holders of such instruments participate in the event a dividend is paid on shares of common stock. The holders of the Series A Warrants and Series B Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss.

As of September 30, 2024, 979,715 Pre-Funded Warrants to purchase shares of common stock, issued in connection with the May 2024 Private Placement (See Note 12, Stockholders’ Deficit - May 2024 Private Placement, for further details), were included in the basic and diluted net loss per share calculation.

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated, in thousands except share and per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share of common stock calculation:
Net loss	$(2,874)	$(3,219)	$(9,075)	$(9,506)
Change in fair value of warrants	—	—	(5,047)	—
Net loss attributable to common stockholders - diluted	$(2,874)	$(3,219)	$(14,122)	$(9,506)
Weighted average shares of common stock outstanding - basic	7,855,763	3,225,351	6,232,123	2,688,232
Net loss per share of common stock - basic	$(0.37)	$(1.00)	$(1.46)	$(3.54)
Weighted average shares of common stock - diluted	7,855,763	3,225,351	8,452,338	2,688,232
Net loss per share of common stock - diluted	$(0.37)	$(1.00)	$(1.67)	$(3.54)

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	As of September 30,
	2024	2023
Outstanding stock options	598,540	141,077
Preferred stock	28,190	28,190
Outstanding warrants	706,674	142,733
Total	1,333,404	312,000

8. Biocept Asset Acquisitions

On April 26, 2024, the Company, after having its bid accepted by the United States Bankruptcy Court for the District of Delaware, acquired from Biocept, for a total cash payment of $400,000, substantially all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio (“CNSide®”), including (i) intellectual property, (ii) inventory and raw materials, and (iii) data, information, results and reports pertaining to the completed and on-going clinical studies involving the use of CNSide® (including, but not limited to, the FORESEE clinical study that was being conducted by Biocept), related to the development, making, selling, and exporting or importing of the CNSide® proprietary cell enumeration test (the “CNSide Test”).

The Company concluded that the acquisition of the Biocept assets was not a business combination, as Biocept did not meet the definition of a business in ASC 805, Business Combination. The Company accounted for the asset purchase transaction under the authoritative guidance for asset acquisitions, and allocated the costs of acquisitions of approximately $45,000 among the assets acquired based on the relative fair value of such assets, which is predominately concentrated in the intellectual property acquired including patents and trademarks. The intangible assets acquired from Biocept are capitalized and amortized over a useful life of four years.

9. Grant Revenue

CPRIT Grant

On September 19, 2022, the Company entered into that certain Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with the Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT provides the Company with a CPRIT grant (“CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with leptomeningeal metastases. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

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

The Company recognized $1.5 million and $4.4 million, and $1.2 million and $3.6 million in grant revenue from the CPRIT Contract during the three and nine months ended September 30, 2024 and 2023, respectively.

Department of Defense Award

Effective September 1, 2024, the Company entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million award for research and development purposes (“DoD Award”) over a three year period. The DoD Award will be used to support the planned expansion of the Company’s clinical trial for pediatric brain cancer. The Company expects that the work performed under the DoD Award and funding of the award to commence during the fourth quarter of 2024. As of September 30, 2024, no grant revenue has been recognized related to the DoD Award. On October 4, 2024, the Company received its first payment under the DoD Award in the amount of $0.9 million.

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

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of September 30, 2024, the Company did not have any clinical research study obligations.

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

11. License Agreements

Biocept License Agreement

On September 7, 2023, the Company entered into a Non-Exclusive License and Services Agreement with Biocept, pursuant to which Biocept granted the Company a non-exclusive license to use the CNSide Test. In exchange for the license, the Company issued to Biocept 53,381 unregistered shares of common stock, the fair value of which was $75,000.

On October 16, 2023, Biocept filed a voluntary petition for relief under the provisions of Chapter 7 of Title 11 of the United States Bankruptcy Code. See Note 8, the Biocept Asset Acquisitions, for further details.

University of Texas Health Science Center at San Antonio (“UTHSCSA”) License Agreement

On December 31, 2021, the Company entered into a Patent and Know-How License Agreement with UTHSCSA, pursuant to which UTHSCSA granted the Company an irrevocable, perpetual, exclusive, fully paid-up license, with the right to sublicense and to make, develop, commercialize and otherwise exploit certain patents, know-how and technology related to the development of biodegradable alginate microspheres containing nanoliposomes loaded with imaging and/or therapeutic payloads.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company’s shares of common stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of September 30, 2024, the Company accrued $1.0 million of payments due to NanoTx as a result of the CPRIT grant received (see Note 9, Grant Revenue, for further details).

12. Stockholders’ Deficit

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s Board is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

Series F Preferred Stock

On March 3, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the Series F Preferred Stock, with the total authorization of one (1) share of Series F Preferred Stock. The Certificate of Designation provided that the share of Series F Preferred Stock would have 50,000,000 votes per share of Series F Preferred Stock and would vote together with the Company’s common stock, as a single class exclusively with respect to any proposal to amend the Company’s certificate of incorporation to effect the reverse stock split. On March 3, 2023, the Company entered into a subscription and investment representation agreement with Richard J. Hawkins, chairman of the board of the Company, who is an accredited investor (the “Series F Preferred Stock Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series F Preferred Stock, par value $0.001 per share, to the Series F Preferred Stock Purchaser for $1,000 in cash. The sale closed on March 3, 2023.

The outstanding share of Series F Preferred Stock was redeemed in whole, automatically effective upon the approval by the Company’s stockholders of the reverse stock split in April 2023. Upon such redemption, the Series F Preferred Stock Purchaser received consideration of $1,000 in cash.

On November 12, 2024, the Company filed a Certificate of Elimination (“Certificate of Elimination”) with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation relating to the Series F Preferred Stock. Following the filing of the Certificate of Elimination the previously-authorized share of the Series F Preferred Stock resumed the status of an undesignated share of the Company’s preferred stock.

Series B and C Preferred Stock

As of September 30, 2024, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

Common Stock

May 2024 Private Placement

On May 5, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors, including certain of the Company’s directors and executive officers (“Company Insiders”) (collectively, the “Purchasers”), for the sale and issuance by the Company of its securities (the “Initial Subscription”). On May 8, 2024, the Company entered into a first amendment to the Securities Purchase Agreement (together with the Securities Purchase Agreement, the “Purchase Agreement”), for the sale and issuance by the Company of additional securities to two of the Purchasers (the “Additional Subscription”, and together with the Initial Subscription, the “May 2024 Private Placement”). The Purchase Agreement provides for the sale and issuance by the Company of an aggregate of 3,591,532 shares (the “Private Placement Shares”) of the Company’s common stock or, at the election of each Purchaser, pre-funded warrants (the “Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.001 per share, with each Private Placement Share or Pre-Funded Warrant accompanied by (i) a Series A common warrant (“Series A Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“Series B Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series B Warrants.

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

The exercise price of Series A Warrants and Series B Warrants from the Initial Subscription is $1.772 per share and $1.908 per share in the Additional Subscription, provided that the exercise price for the Series A Warrants and Series B Warrants issued to the Company Insiders is $1.79 per share. Subject to certain ownership limitations, the Series A Warrants will be exercisable until May 9, 2029, which is the five-year anniversary of issuance. Subject to certain ownership limitations, the Series B Warrants will be exercisable until June 24, 2025. The Pre-Funded Warrant will not expire until exercised in full.

Prior to the Amendment and Restatements (as defined below), if a holder of a Series A Warrant or a Series B Warrant was unable to exercise the warrant due to the limitation contained in the warrant that restricts the holder from owning above a specified beneficial ownership level (generally 4.99% or 9.99%) as the result of exercise of the warrant, then the holder had the right to elect upon exercise of the warrant to receive a Pre-Funded Warrant for the same number of shares of common stock that would otherwise have been received upon exercise of the warrant. In addition, prior to the Amendment and Restatements, the Series A Warrants and Series B Warrants provided for a call right starting June 24, 2025, in favor of the Company, if the volume-weighted average price of the shares of common stock exceeds specified prices.

The May 2024 Private Offering closed on May 9, 2024. The Company issued 2,151,544 Pre-Funded Warrants, 3,591,532 Series A Warrants and 3,591,532 Series B Warrants to purchase shares of its common stock in connection with the May 2024 Private Placement. The aggregate gross proceeds from the May 2024 Private Placement were approximately $7.3 million, before deducting $0.4 million of offering expenses.

The Company reviewed the terms of the Pre-Funded Warrants, Series A Warrants and Series B Warrants under the authoritative accounting guidance as of the issuance date.

As described above, the Series A Warrants and Series B Warrants were initially classified as liabilities for the reason that they could have been exercised into either shares of common stock or Pre-Funded Warrants at the holder’s option and thus failed the indexation guidance under ASC 815, Derivatives and Hedging. The Series A Warrant and Series B Warrant liability were initially recorded at fair value as of the issuance date, and under the terms of the Series A Warrants and Series B Warrants when issued that liability was subject to adjustment to estimated fair value at each balance sheet date until the warrants were settled. Refer below for additional information regarding the amendment of the Series A Warrants and Series B Warrants that eliminated the ability of the Series A Warrants and Series B Warrants to be exercised into Pre-Funded Warrants, and as a result, the reclassification of the Series A and B Warrants from liability to equity section of the condensed consolidated balance sheet.

The Pre-Funded Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company’s common stock and (6) meet the equity classification criteria.

The proceeds from the May 2024 Private Placement were first allocated to the full fair value of the Series A Warrants and Series B Warrants due to the initial liability classification. As disclosed in Note 4, Fair Value Measurements, the fair value of the Series A Warrants and Series B Warrants at issuance was $10.9 million. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Company recognized approximately $3.5 million in financing expense in the condensed consolidated statement of operations during the nine months ended September 30, 2024, which represents the excess of the fair value of the Series A Warrants and Series B Warrants at issuance over the proceeds. During the three and nine months ended September 30, 2024, the Company recognized a fair value gain on warrant liability of $1.0 and $5.7 million, respectively. Proceeds from the May 2024 Private Placement are shown as cash from financing transactions and the gain on warrant liability is included as an adjustment to reconcile the net loss to net cash used in operating activities in the statements of cash flows for the nine months ended September 30, 2024.

In addition, total offering expenses related to the May 2024 Private Placement of $0.4 million were recorded as a component of other expenses as the entire proceeds were allocated to the warrant liability, which, prior to the amendment described below, could be settled with either the Company’s shares of common stock or Pre-Funded Warrants, which are exercisable into the Company’s shares of common stock at any time at the holders’ option, but not in cash payment to the holders.

As of September 30, 2024, all of the Series A Warrants, and Series B Warrants issued in connection with the May 2024 Private Placement remained outstanding, and Pre-Funded Warrants to purchase 1,959,430 shares of the Company’s common stock remained outstanding.

Amendment and Restatement of Series A Warrants and Series B Warrants

On August 9, 2024, the Company amended and restated the Series A Warrants and Series B Warrants (the “Amendment and Restatements”) issued in the May 2024 Private Placement. The Amendment and Restatements eliminated the ability of the holders of the Series A Warrants and Series B Warrants to elect to purchase Pre-Funded Warrants upon exercise of the Series A Warrants and Series B Warrants in lieu of shares of common stock if the holder would have been restricted because of the specified beneficial ownership level in the Series A Warrants and Series B Warrants.

In addition, the Amendment and Restatements eliminated the Company’s call right under the terms of the Series A Warrants to call the Series A Warrants after June 24, 2025, if the volume-weighted average price of shares of common stock exceeded specified prices. There were no other changes in the terms of the Series A Warrants and Series B Warrants.

As a result of the Amendment and Restatements, the Series A Warrants and Series B Warrants, as amended, no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, and the fair value of the warrant liability at the amendment date, in the amount of $5.2 million, was reclassified to equity.

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

On August 17, 2022, a registration statement (the “First Registration Statement”) was declared effective to cover the resale of up to 633,333 shares of the Company’s common stock comprised of (i) the 32,846 initial commitment shares, and (ii) up to 600,486 that the Company has reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement from time to time from and after the date of the prospectus. The Company sold 527,166 shares of common stock to Lincoln Park in connection with the First Registration Statement.

On August 18, 2023, a second registration statement (the “Second Registration Statement”) was declared effective to cover the resale of up to an additional 1,500,000 shares of the Company’s common stock that the Company reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement from time to time. The Company sold 150,000 shares of common stock to Lincoln Park in connection with the Second Registration Statement. The Company cannot sell more shares than registered under the Second Registration Statement under the 2022 Purchase Agreement without registering additional shares.

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

During the period from August 17, 2022 to December 31, 2022, the Company issued 266,666 shares of common stock under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. The Company issued 410,500 shares of common stock under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023. The Company did not issue any shares of common stock under the 2022 Purchase Agreement during the nine months ended September 30, 2024.

Share Repurchase Program and Treasury Stock

On October 31, 2023, the Company announced that its Board has approved a share repurchase program (the “Share Repurchase Program”), with authorization to repurchase up to $500,000 of the outstanding shares of the Company’s common stock. The Company funded repurchases under the Share Repurchase Program with available cash.

During the year ended December 31, 2023, the Company purchased 78,559 shares of its common stock for approximately $0.1 million as treasury stock. The Company purchased 179,866 shares of its common stock for approximately $0.4 million as treasury stock during the nine months ended September 30, 2024. As of September 30, 2024, no amount remained authorized for repurchase.

13. Stock-based Compensation

Under the Company’s 2015 New Employee Incentive Plan, as amended (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. On June 6, 2024, the Company’s Board increased the number of shares for future issuances under the 2015 Plan by 75,000 shares of common stock. As of September 30, 2024, there were 62,908 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan, as amended and restated (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan provides for the issuance of up to 1,236,667 shares of common stock, including an increase of 1,000,000 shares as approved by the Company’s stockholders at the Company’s 2024 annual stockholders’ meeting during the three months ended September 30, 2024, plus the number of shares of common stock available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of September 30, 2024, there were 692,596 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the nine months ended September 30, 2024 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	140,109	$37.48	8.07
Granted	506,127	$1.58
Cancelled/expired	(47,696)	$38.02
Balance as of September 30, 2024	598,540	$7.08	9.25	$64,000
Vested and expected to vest at September 30, 2024	540,286	$7.60	7.37	$—
Exercisable at September 30, 2024	110,674	$28.73	9.20	$56,000

As of September 30, 2024, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $0.8 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.8 years.

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

On April 26, 2024, we acquired all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio (“CNSide®”) from Biocept that is currently utilized in the CPRIT-funded ReSPECT-LM clinical trial. In August 2024, data from the CNSide FORESEE clinical trial in patients with leptomeningeal metastases (LM) was presented at the SNO/ASCO CNS Metastases Conference. The trial met is key primary and secondary endpoints and the data showed that CNSide® more than doubled the diagnostic sensitivity versus gold standard cerebrospinal fluid cytology and influenced clinical management decisions in over 90% of LM cases. We are currently evaluating and developing our business plan for developing the CNSide® diagnostic portfolio alongside our lead radiotherapeutic candidate, rhenium (186Re) obisbemeda, and seeking partnering opportunities for CNSide®. The CNSide® proprietary cell enumeration test (the “CNSide Test”) is on track for commercial launch as soon as the fourth quarter of 2024.

We are headquartered in Austin, Texas, in proximity to world-class cancer institutions and researchers. Our dedicated team of engineers, physicians, scientists, and other professionals are committed to advancing our targeted radiotherapeutic technology for the benefit of cancer patients and healthcare providers worldwide and our current pipeline is focused on treating rare and difficult-to-treat cancers with significant unmet medical needs.

In addition to our headquarters in Austin, we have an established, good manufacturing practice validated research and development and manufacturing facility in San Antonio, Texas, tailored to produce Current Good Manufacturing Practice (“cGMP”) rhenium (186Re) obisbemeda. We recently expanded our manufacturing capabilities by entering into a services agreement for the radiotherapeutic development and production in a manufacturing facility in Indiana. We have built a robust supply chain through strategic partnerships that enable the development, manufacturing and future potential commercialization of our products. Our current supply chain and key partners are positioned to supply cGMP rhenium (186Re) obisbemeda for ongoing and planned Phase 2 and Phase 3 clinical trials in patients with GBM, LM and PBC.

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

ReSPECT-GBM Trial for Recurrent GBM

GBM affects approximately 15,000 patients annually in the U.S. and is the most common and lethal form of brain cancer. The average life expectancy with GBM is less than 24 months, with a one-year survival rate of 40% and a five-year survival rate of around 5%. There is no clear standard of care for recurrent GBM and the few currently approved treatments provide only marginal survival benefit and are associated with significant side effects, which limit dosing and prolonged use. Approximately 90% of patients experience GBM tumor recurrence at or near the original tumor location, yet there are no FDA-approved treatments in the recurrent or progressive setting that can significantly extend a patient’s life. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains and tumor regrowth occurs within months. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Even today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved GBM patients OS over past decades, and a significant unmet medical need persists.

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

On January 18, 2023, we announced that the first patient was dosed in the ReSPECT-GBM Phase 2b dose expansion clinical trial evaluating rhenium obisbemeda for the treatment of recurrent GBM. The Phase 2b trial is expected to enroll up to 34 total patients with small- to medium-sized tumors and is targeted for full enrollment by the end of 2024. We currently have five clinical sites, and expect an initial data read-out by the end of 2024.

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

On September 30, 2024, we showcased new interim ReSPECT-GBM Phase 2 Trial Data at the 2024 Congress of Neurological Surgeons Annual Meeting that included:

•
42 total patients have enrolled thus far at 3 sites and with 19/42 patients having been treated to date at the recommended Phase 2 dose (22.3 mCi in 8.8 mL) in tumors of approximately 20 cm3 or less
•
All Phase 2 patients have recurrent, histologically confirmed glioblastoma; 1 recurrence, bevacizumab naïve, single tumor of approximately 20 cm3 or less (small-to-medium sized tumors)
•
Average tumor size in Phase 2 was 7.5 mL (range 0.9-22.8 mL)
•
Increases in absorbed dose correlated with specific drug delivery parameters such as infused dose and volume, maximal convection flow rate, and number of catheters
•
Rhenium (186Re) Obisbemeda continues to show a favorable safety profile in the 42 enrolled patients; one dose-limiting toxicity (hemiplegia) has been reported, which was observed in Cohort 8 (41.5 mCi and 16.3 mL)
•
In Phase 2, most adverse events (AEs) were mild (73.5%) or moderate (18.8%), and largely unrelated (37.7%), or unlikely related (27.1%) to the drug. Of the 9 severe adverse events (SAEs), only 2 were related to the study drug
•
Average absorbed radiation dose to the tumor in Phase 2 was 300 Gy (n=18, 1 patient still under analysis)
•
To date, 88.9% of Phase 2 patients met key CED drug delivery parameters shown to correlate with overall survival, achieving a tumor absorbed dose >100 Gy and radiation coverage of >70%
•
29/42 patients treated thus far participated in the Phase 1 dose escalation phase of the trial (Note: as per protocol, 6/42 patients were included in both the Phase 1 and Phase 2 trial arms and related analyses)
•
Phase 1 dose-escalation increased administered doses from 1.0 mCi to 41.5 mCi and volumes from 0.66 mL to 16.3 mL

•
In terms of objective tumor response based on quantitative image analysis, a statistically significant reduction in tumor volume rate change was seen in tumors receiving > 100 Gy absorbed dose (n=11 patients analyzed to date, p<0.005). Sufficient tumor coverage correlated with tumor control, while regrowth occurred outside treated areas

We anticipate completing our Phase 1 ReSPECT-GBM Trial for large sized tumors in mid-2025 and completing our Phase 2 ReSPECT-Recurrent GBM Trial in mid-2025 as well.

ReSPECT-LM Clinical Trials for LM

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

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. To date, we have received approximately $10.7 million in milestone payments under the CPRIT Contract.

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

A total of 26 patients have received a single-dose of rhenium (186Re) obisbemeda in the ReSPECT-LM trial as of October 9, 2024. There have been no dose limiting toxicities observed to date with administered radiation doses up to 66.14 millicuries in Cohort 5, a ten-fold increase over Cohort 1. In addition, five new clinical trial sites were added to this trial over the last year, bringing the total number of sites to seven.

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

From August 8-10, 2024, we presented data at the 2024 Society for NeuroOncology (SNO)/American Society for Clinical Oncology (ASCO) CNS Metastases Conference. The presentation, titled, “Phase 1 Dose Escalation of Rhenium (186Re) Obisbemeda (Rhenium Nanoliposome, 186RNL) for the Treatment of Leptomeningeal Metastases (LM): Ongoing Clinical Study Update for Initial Safety and Feasibility,” provided a safety and efficacy update on the single dose trial for the first 4 cohorts (n = 16 patients). The trial is currently enrolling in Cohort 5. The study was presented by Andrew Brenner, M.D., Ph.D., Professor and Kolitz/Zachry Endowed Chair Neuro-Oncology Research; Co-Leader, Experimental and Developmental Therapeutics Program, University of Texas Health, San Antonio.

We anticipate completing the Phase 1 single administration ReSPECT-LM trial this year and intend to present data at the Society for Neuro-Oncology conference in November 2024. We also anticipate beginning enrollment for a ReSPECT-LM Multi-Dose trial in the first quarter of 2025.

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

Given the initial FDA feedback, receipt of adult GBM data and experience with rhenium (186Re) obisbemeda and follow-up communications with the FDA, we plan to submit a pediatric brain tumor IND for our ReSPECT-PBC clinical trial to investigate the use of rhenium (186Re) obisbemeda in two pediatric brain cancers, high-grade glioma and ependymoma, in the of fourth quarter of 2024.

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

Effective September 1, 2024, we entered into an agreement with the Department of Defense (“DoD”) office of the Congressionally Directed Medical Research Programs to receive a $3.0 million fund for research and development purposes (“DoD Award”) over a three-year period. The DoD Award will be used to support the planned expansion of our clinical trial for pediatric brain cancer. We anticipate beginning enrollment for our Phase 1 ReSPECT-PBC clinical trial in the first quarter of 2025.

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

On July 26, 2023, the FDA responded to a Pre-IND submission that the 188RNL-BAM product under development would likely be subject to regulation as a medical device under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), rather than as a drug product.

Recent Developments

Manufacturing agreement with SpectronRX

On November 5, 2024, we entered into a manufacturing services agreement for drug product development and manufacturing (the “SpectronRx Services Agreement”) with NukeMed, Inc. d/b/a SpectronRx (“SpectronRx”), pursuant to which SpectronRx will process development and manufacturing clinical investigational pharmaceutical products to support our clinical programs. Based on the SpectronRx Services Agreement, an initial proposal for drug product development and manufacturing under the SpectronRx Services Agreement will become effective January 2025.

Under the SpectronRx Services Agreement, we will own all rights and interest in all intellectual property, including (i) rights related to copyright, patent, trademark, or other right to ideas, inventions, products, programs, procedures, process, formats, and other materials, (ii) developed solely by us in connection with developing, formulating, manufacture, filing, processing, packaging, analyzing or testing of a (a) pharmaceutical ingredient or any intermediate thereof (“API/Drug Substance”), (b) drug product comprised of API/Drug Substance (“Drug Candidate”), or (c) intermediate(s) of (a) or (b) (together with API/Drug Substance and Drug Candidate, the “Product”), or (iii) directly related to the services rendered by SpectronRx or its subcontractors. SpectronRx will own all rights and interest in the intellectual property and owned by or licensed to SpectronRx other than in connection with Products or services covered under the SpectronRx Services Agreement (the “SpectronRx Technology”). To the extent that any portion of SpectronRx Technology is required for the purpose of using or applying the Products, SpectronRx is required to provide to us a non-exclusive, royalty-free, perpetual license for that portion of SpectronRx Technology that is required by us to use and apply the Products.

Under the SpectronRx Services Agreement, upon written notice by us to SpectronRx, at least six months in advance of our first commercial manufacturing needs for a Product, SpectronRx will be required to enter into good faith negotiations with us for a commercial supply agreement governing the manufacturing of such Product for commercial sale or use.

Unless earlier terminated, the SpectronRx Services Agreement will remain in place for a period of five years. Thereafter, the SpectronRx Services Agreement will automatically renew for successive one year terms unless either party notifies the other, not later than six months in advance of the original term or any additional renewed term, of the intention to terminate it. We may terminate the SpectronRx Services Agreement (i) for any reason on prior written notice to SpectronRx, provided that we will be required to compensate SpectronRx for certain fees and costs if such cancellation is made prior to the completion of a work order, or (ii) immediately if SpectronRx files for bankruptcy, becomes insolvent, or is suspended or debarred by the FDA or the United States government. In addition, either party may terminate the SpectronRx Services Agreement within thirty days upon any material breach that is left uncured by the other party.

Department of Defense Award

Effective September 1, 2024, we entered into an agreement with the DoD office of the Congressionally Directed Medical Research Programs (CDMRP) to receive the $3.0 million DoD Award fund for research and development purposes over a three year period. The DoD Award will be used to support the planned expansion of our clinical trial for pediatric brain cancer. On October 4, 2024, we received the first payment under the DoD Award in the amount of $0.9 million.

Research and Development Agreement with Biolab

On August 21, 2024, we entered into a Research and Collaboration Agreement with Brainlab AG ("Brainlab"), a leading software-driven med-tech company innovating in surgery and radiation therapy, to optimize the planning and convection-enhanced delivery of the Rhenium (186Re) Obisbemeda targeted radiotherapeutic in our ReSPECT-GBM clinical trial. We and Brainlab bear our own costs and expenses incurred with the activities under the Research and Collaboration Agreement. As part of the agreement, we will provide pseudonymized data which Brainlab will utilize for data analysis, research and development purposes and Brainlab will provide imaging data analysis services and reports summarizing its finding based on the pseudonymized data in conjunction with our ReSPECT-GBM clinical trial.

Recent Financings

Refer to the “Liquidity and Capital Resources” heading below for information on our recent financings.

Results of Operations

Grant Revenue

We recognized $1.5 million and $1.3 million, and $4.4 million and $3.6 million of grant revenue during the three and nine months ended September 30, 2024 and 2023, respectively, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,844	$2,477	$8,343	$6,846
Stock-based compensation	14	16	51	50
Total research and development expenses	$2,858	$2,493	$8,394	$6,896

Research and development expenses increased by approximately $0.4 million during the three months ended September 30, 2024 as compared to the same period in 2023. The increase was due primarily to an increase of $0.2 million in compensation expenses, an increase of approximately $0.6 million of professional research and development service fees, and an increase of $0.2 million in depreciation and other expenses, offset by a reduction of $0.6 million in clinical expenses.

Research and development expenses increased by approximately $1.5 million during the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was due primarily to an increase of $1.1 million increases in professional services, an increase of $0.5 million in compensation expenses, an increase of $0.2 million for depreciation and legal expenses, offset by a reduction of $0.4 million in clinical expenses.

We expect aggregate research and development expenses to increase during the remainder of 2024 as compared to the corresponding comparable period ended December 31, 2023 as we continue to advance and expand our research programs.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$2,286	$1,866	$6,442	$5,789
Stock-based compensation	111	132	371	378
Total general and administrative expenses	$2,397	$1,998	$6,813	$6,167

General and administrative expenses increased by approximately $0.4 million during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase of legal and professional expenses of $0.3 million and an increase of $0.1 million in compensation expenses.

General and administrative expenses increased by approximately $0.6 million during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase of legal and professional expenses of $0.6 million and an increase of $0.1 million in compensation expenses, offset by a reduction of $0.1 million in insurance and travel expenses.

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

The following table summarizes the components of our stock-based compensation expenses for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$14	$16	$51	$50
General and administrative	111	132	371	378
Total stock-based compensation	$125	$148	$422	$428

Our share-based compensation expenses, which are impacted by grants of share-based options, vesting schedule of such grants, as well as grant-date fair value of share-based awards, remained consistent for the three and nine months ended September 30, 2024 and 2023.

Financing items

The following table summarizes other income (expense) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Financing expense	$—	$—	$(3,545)	$—
Change in fair value of warrants	960	—	5,654	—
Warrant issuance costs	(54)	—	(486)	—
Interest income	80	119	219	290
Interest expense	(61)	(87)	(122)	(333)
Total	$925	$32	$1,720	$(43)

The decrease in interest expense for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily due to the repayment of debt principal of $1.6 million during the year ended December 31, 2023 and $4.0 million during the nine months ended September 30, 2024, offset by interest expenses on our line of credit facility. Interest income decreased for the three and nine months ended September 30, 2024 compared with the same periods in 2023 primarily due to a lower average cash and investment balances in year to date 2024 offset by a higher interest rate environment and accreted income on our available-for-sale securities.

We recognized approximately $3.5 million in financing expense in the condensed consolidated statement of operations during the three and nine months ended September 30, 2024, which represents the excess of the fair value of the Series A Warrants and Series B Warrants at issuance over the proceeds. During the three and nine months ended September 30, 2024, we recognized a net fair value gain on warrant liability of $1.0 million and $5.7 million, respectively. The Series A and Series B Warrants were amended during the three months ended September 30, 2024, resulting the warrants being reclassified from liability to equity of the balance sheet, and no longer required to be recorded at fair value at each period end with change in the fair value recorded in the statement of operations.

In addition, total offering expenses related to the May 2024 Private Placement of $0.4 million were recorded as a component of other expenses as the entire proceeds were allocated to the warrant liability, which could have been be settled with either the Company’s common stock or Pre-Funded Warrants, that are exercisable into shares of common stock at any time at the holders’ option, but not in cash payment to the holders.

We expect interest expense in 2024 to increase as compared with 2023 due to an expected higher principal balance subject to interest.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,223	$8,554

Current assets	$5,364	$9,834
Current liabilities	12,112	10,727
Working capital	$(6,748)	$(893)

We incurred net losses of $9.1 million for the nine months ended September 30, 2024. We have an accumulated deficit of $489.6 million as of September 30, 2024. Additionally, we used net cash of $9.3 million to fund our operating activities for the nine months ended September 30, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

May 2024 Private Placement

In May 2024, we entered into a securities purchase agreement, which was subsequently amended, with certain investors, including certain of the Company’s directors and executive officers (the “Purchasers”), whereby we issued and sold in a private placement (the “May 2024 Private Placement”): (i) 3,591,532 shares of common stock (“Private Placement Share”), or, at the election of each Purchaser, pre-funded warrants (the “Pre-Funded Warrants”) exercisable immediately to purchase shares of common stock. Each Private Placement Share or Pre-Funded Warrant are accompanied by (i) a Series A common warrant (“Series A Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“Series B Warrants”, and together with the Pre-Funded Warrants and Series A Warrants, the “Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series B Warrants. At the closing of the May 2024 Private Placement, we received aggregate up-front gross proceeds of approximately $7.3 million, before deducting fees and other expenses associated with the closing of the May 2024 Private Placement. If the Warrants are exercised in full we will receive additional gross proceeds of approximately $12.0 million. None of the Series A and Series B Warrants issued in connection with the May 2024 Private Placement have been exercised as of the filing of this quarterly report on Form 10-Q. See Note 12, Stockholders’ Deficit - May 2024 Private Placement, of our unaudited condensed consolidated financial statements for further details.

CPRIT Grant

On September 19, 2022, we entered into the CPRIT Contract, pursuant to which CPRIT will provide us with the CPRIT Grant of $17.6 million subject to the terms of the CPRIT Contract, to fund approximately two-thirds of the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM. We received $10.4 million of the available funding under the CPRIT Grant during 2022, 2023 and the nine months ended September 30, 2024, of which we recognized $4.4 million, $4.9 million and $0.2 million of grant revenue during the nine months ended September 30, 2024, and the years ended December 31, 2023 and 2022, respectively. The amounts recognized represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM. As of September 30, 2024, we had $0.8 million of deferred revenue related to the CPRIT Grant.

DoD Award

Effective September 1, 2024, we entered into an agreement with the DoD office of the Congressionally Directed Medical Research Programs (CDMRP) to receive a $3.0 million fund for research and development purposes over a three year period. The DoD Award will be used to support the planned expansion of our clinical trial for pediatric brain cancer. On October 4, 2024, we received the first payment under the DoD Award in the amount of $0.9 million.

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

On August 17, 2022, a registration statement (the “First Registration Statement”) was declared effective covering the resale of up to 633,333 shares of our common stock comprised of (i) the 32,846 initial commitment shares, and (ii) up to 600,486 shares that we have reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement. We issued and sold 527,166 shares of common stock to Lincoln Park in connection with the First Registration Statement. An An additional commitment fee equal to 2.5% of the remainder of the $50 million will be paid if and when we sell over $25.0 million of our common stock under the 2022 Purchase Agreement. The additional commitment fee may be paid in cash, common stock, or a combination thereof. We sold approximately 527,166 shares under the First Registration Statement.

On August 18, 2023, a second registration statement (the “Second Registration Statement”) was declared effective covering the resale of up to an additional 1,500,000 shares of our common stock that we reserved for issuance and sale to Lincoln Park under the 2022 Purchase Agreement from time to time. We issued and sold 150,000 shares of common stock to Lincoln Park in connection with the Second Registration Statement. We cannot sell more shares than registered under the Second Registration Statement under the 2022 Purchase Agreement without registering additional shares.

During the period from August 17, 2022 to December 31, 2022, we issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. We issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023. No shares of common stock were purchased under the 2022 Purchase Agreement during the nine months ended September 30, 2024.

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

Nasdaq Listing Compliance

On March 8, 2024, we received a written notice from the Listing Qualifications staff of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that we no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) for continued listing on The Nasdaq Capital Market or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years (the “Alternative Standards”).

On September 5, 2024, Nasdaq notified us that we had not regained compliance with Nasdaq Listing Rule 5550(b)(1) and that, as a result, unless we timely requested an appeal of this determination to a Nasdaq Hearings Panel (the “Panel”), Nasdaq would move to suspend trading of our common stock and to have our shares of common stock delisted from The Nasdaq Capital Market. We timely requested a hearing before the Panel, and the hearing was held on October 22, 2024.

On October 30, 2024, we received a decision from the Panel, notifying us that we had until March 4, 2025, to demonstrate compliance with the Minimum Stockholders’ Equity Requirement. The Panel also required that we file a public disclosure on or before March 4, 2025 and describe the transactions undertaken by us to achieve compliance and demonstrate long-term compliance with the Minimum Stockholders’ Equity Requirement. The Panel also noted that it is a requirement during the exception period that we provide prompt notification to the Panel of any significant events that occur during this time that may affect the our compliance with Nasdaq’s requirements. This includes, but is not limited to, any event that may call into question the our ability to meet the terms of the exception granted. The Panel reserved the right to reconsider the terms of its decision based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the our securities on The Nasdaq Capital Market inadvisable or unwarranted.

Funding and Material Cash Requirements

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of shares of our common and preferred stocks, proceeds from the now-repaid in full term loan with Oxford Finance, LLC (“Oxford”), the Pershing Credit Facility and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources through a combination of equity offerings, debt financings and potential collaboration, license or development agreements to fund our future clinical development programs and other operations in the next twelve months from the filing of this quarterly report on Form 10-Q. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material adverse impact on our operations, implementation of our strategy and ability to maintain compliance with applicable requirements, including Nasdaq listing rules.

Our present and future funding and cash requirements will depend on many factors, including, among other things:

•
the progress, timing and completion of our ongoing and planned clinical trials and nonclinical studies;
•
our ability to receive, and the timing of receipt of, future regulatory approvals for our product candidates and the costs related thereto;
•
the development and utility of the CNSide Test;
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

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023 is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(9,343)	$(10,970)
Net cash used in investing activities	(4,175)	(118)
Net cash provided by financing activities	6,187	3,974
Net decrease in cash and cash equivalents	$(7,331)	$(7,114)

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

Under our Pershing Credit Facility, we have ongoing principal and interest payment obligations (see Note 6, Line of Credit Facility, of the condensed consolidated financial statements for further details). In addition, we are obligated to make operating lease payments for our office and laboratory space, and we may be required to make payments under certain of our other contractual agreements.

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of September 30, 2024. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $9.3 million compared to $11.0 million in the same period of 2023. Our operational cash use decreased $1.6 million during the nine months ended September 30, 2024 as compared to the same period in 2023, due primarily to increased reimbursement under the CPRIT grant agreement for research and development costs related to the ReSPECT-LM program.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2024 was related to purchase of Biocept assets of $0.5 million, purchase of short-term investments of $7.1 million. redemption of short-term investments of $3.7 million, and purchases of fixed assets of $0.1 million. Net cash used in investing activities for the nine months ended September 30, 2023 was related to purchases of fixed assets of $0.1 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was related to net proceeds of $7.3 million raised by the May 2024 Private Placement, and drawdown of $3.3 million from the Pershing Credit Facility, offset by repurchase of treasury stock for approximately $0.4 million and repayment of principle balance under the Oxford loan of $4.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily related to the net proceeds from sales of shares of common stock of $5.2 million through the September 2022 Distribution Agreement with Canaccord and the 2022 Purchase Agreement, offset by $1.2 million of principal repayment under our Term Loan.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and there have been no material changes during the nine months ended September 30, 2024 except as described below.

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value (for more information about the material inputs and assumptions used to value the liability classified warrants refer to Note 4, Fair Value Measurements, of our condensed consolidated financial statements). The warrant liabilities are initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the condensed consolidated statements of operations. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

In May 2024, the Company issued the Series A Warrants and Series B Warrants and classified them as liabilities because in certain circumstances they could have been exercised into either shares of common stock or Pre-Funded Warrants at the holder’s option and thus failed the indexation guidance under ASC 815, Derivatives and Hedging. On August 9 , 2024, the Company amended and restated the Series A Warrants and Series B Warrants (the “Amendment and Restatements”) to eliminate the ability of the holder to elect to receive Pre-Funded Warrants in this situation.

As a result of the Amendment and Restatements, the Series A Warrants and Series B Warrants, as amended, no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, and the balance of the warrant liability at the amendment date, in the amount of $5.2 million, was reclassified to equity. As a result, as of the amendment date, there was a corresponding increase in our condensed statements of stockholders’ equity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have been notified by Nasdaq of our failure to comply with the minimum stockholders’ equity continued listing requirement and, if we are unable to regain compliance with it or other applicable continued listing requirements and standards of Nasdaq, our common stock could be delisted from Nasdaq.

Shares of our common stocks are currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing standards of Nasdaq.

As previously disclosed, on March 8, 2024, we received the Notice from the Listing Qualifications staff of Nasdaq, notifying us that we no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain the Minimum Stockholders’ Equity Requirement for continued listing on The Nasdaq Capital Market or the Alternative Standards.

On September 5, 2024, Nasdaq notified us that we had not regained compliance with Nasdaq Listing Rule 5550(b)(1) and that, as a result, unless we timely requested an appeal of this determination to a Nasdaq Hearings Panel (the “Panel”), Nasdaq would move to suspend trading of our common stock and to have our shares of common stock delisted from The Nasdaq Capital Market. We timely requested a hearing before the Panel, and the hearing was held on October 22, 2024.

On October 30, 2024, we received a decision from the Panel, notifying us that we had until March 4, 2025, to demonstrate compliance with the Minimum Stockholders’ Equity Requirement. The Panel also required that us to file a public disclosure on or before March 4, 2025 and describe the transactions undertaken by us to achieve compliance and demonstrate long-term compliance with the Minimum

Stockholders’ Equity Requirement. The Panel also noted that it is a requirement during the exception period that we provide prompt notification to the Panel of any significant events that occur during this time that may affect our compliance with Nasdaq’s requirements. This includes, but is not limited to, any event that may call into question our ability to meet the terms of the exception granted. The Panel reserved the right to reconsider the terms of its decision based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on The Nasdaq Capital Market inadvisable or unwarranted.

In the event that our common stock is delisted from Nasdaq, as a result of our failure to comply with the Minimum Stockholders’ Equity Requirement, or as a result of our failure to continue to comply with any other requirement for continued listing on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock,” which would make transactions in our common stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline.

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

In May 2024, we entered into a securities purchase agreement with certain investors, including certain of our directors and executive officers, and issued and sold in a private placement: (i) an aggregate of 3,591,532 shares of common stock (or in lieu of shares of common stock, Pre-Funded Warrants), and (ii) Warrants to purchase up to 7,183,064 shares of common stock. If these Warrants are exercised, it will result in significant dilution to our stockholders. See Note 12 (Stockholders’ Deficit - May 2024 Private Placement) for further details regarding the May 2024 Private Placement and the terms of the Warrants.

In addition to the Warrants, we will seek additional sources of financing to continue the clinical development of our product candidates. Outstanding securities convertible into our shares of common stock may also be exercised and restricted stock units may vest resulting in the issuance of additional shares of common stock, which will result in further dilution to our stockholders.

Significant additional capital will needed in the future to continue our planned operations, including further development of our product candidates, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our shares of common stock.

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

We recently acquired the CNSide®diagnostic portfolio, and we may not be successful in our efforts to develop, fully utilize and monetize it.

In April 2024, we completed the acquisition of substantially all of the right, title and interest in CNSide®, including the CNSide Test, which is designed to detect, quantify, and monitor tumor status in LM. We are currently evaluating and developing our business plan for developing the CNSide®diagnostic portfolio alongside our lead radio therapeutic candidate, rhenium (186Re) obisbemeda, and seeking partnering opportunities for CNSide® but there can be no assurances that we will be able to develop the technology to allow for commercial applications, or successfully utilize and fully integrate CNSide® into our operations. We may not generate revenues from or realize the anticipated benefits of CNSide® within our expected timeline or at all.

188RNL-BAM will be regulated as a medical device, which may result in additional regulatory and other risks.

188RNL-BAM was developed and tested preclinically as a drug product. The FDA has informed us that 188RNL-BAM will, moving forward, be regulated instead as a medical device.

In the United States, before we can market a new medical device, we must first receive either clearance under Section 510(k) of the FDCA, or approval of premarket approval (“PMA”), from the FDA, unless an exemption applies. In the process of obtaining premarket clearance or approval following either of these routes, the FDA must determine that a proposed device is either substantially equivalent to a legally marketed predicate device with similar intended uses and the same technological characteristics and risks, or that it is safe and effective for its intended use, based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life sustaining, life supporting or implantable devices.

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

Failure to successfully develop or supply the 188RNL-BAM medical device component, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our management, our collaborators, or third-party providers to obtain or maintain regulatory approval or clearance of 188RNL-BAM as a medical device or drug, as applicable in each jurisdiction, could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in 188RNL-BAM reaching the market. Further, failure to successfully develop or supply the device, or to gain or maintain its approval, could adversely affect our operations.

Other than the risk factors set forth above, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Plus Therapeutics, Inc.		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

3.10	Certification of Elimination of the Series F Preferred Stock of Plus Therapeutics, Inc.	X

4.1	Form of Underwriters’ Warrant Amendment Agreement		8-K	001-34375 Exhibit 4.1	10/05/2020

4.2	Form of Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	05/09/2024

4.3	Form of Series A Warrant (May 2024, as amended and restated August 2024)		10-Q	001-34375 Exhibit 4.5	08/14/2024

4.4	Form of Series B Warrant (May 2024, as amended and restated August 2024)		10-Q	001-34375 Exhibit 4.6	08/14/2024

4.5	Form of Amendment and Restatement of the Plus Therapeutics, Inc. Series A Common Stock Purchase Warrant		10-Q	001-34375 Exhibit 4.7	08/14/2024

4.6	Form of Amendment and Restatement of the Plus Therapeutics, Inc. Series B Common Stock Purchase Warrant		10-Q	001-34375 Exhibit 4.8	08/14/2024

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: November 14, 2024		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: November 14, 2024		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

1