Form 10-K
period 2024-12-31
PLUS THERAPEUTICS, INC.
filed 2025-03-31
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34375

PLUS THERAPEUTICS, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	33-0827593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2710 REED ROAD, SUITE 160, HOUSTON, TX	77051
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 255-7194

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PSTV	Nasdaq Capital Market

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $8.2 million based on the closing sales price of the registrant’s common stock on June 28, 2024 as reported on the Nasdaq Capital Market, of $1.47 per share.

As of March 21, 2025, there were 16,999,626 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUS THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain statements that may be deemed “forward-looking statements” within the meaning of U.S. securities laws, including statements regarding clinical trials, expected operations and upcoming developments. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate and similar expressions or future conditional verbs such as will, should, would, could or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our strategic collaborations and license agreements, intellectual property, U.S. Food and Drug Administration and European Medicines Agency approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our pre-clinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; portions of the “Liquidity and Capital Resources” section of this Annual Report on Form 10-K (“Form 10-K,” including our potential need for additional financing and the availability thereof; our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets; our ability to continue as a going concern; our ability to remain listed on The Nasdaq Capital Market; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug and medical device product manufacturing to a contract drug and medical device manufacturing organization; the potential enhancement of our cash position through development, marketing, and licensing arrangements; and a material security breach or cyber security attack affecting our operations and property. The forward-looking statements included in this report could differ materially from those expressed or implied by these forward-looking statements because of risks, uncertainties and other factors that include, but are not limited to, the risks described under the “Risk Factor Summary” and the “Risk Factors” included below.

We encourage you to read the risks described under “Risk Factors” and elsewhere in this report carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise any forward-looking statements to reflect events, trends or circumstances after the date they are made unless we have an obligation under U.S. federal securities laws to do so. Such forward-looking statements are not guarantees of future performance.

Risk Factor Summary

Below is a summary of the principal factors that may affect our business, financial condition, and results of operations. This summary does not address all of the risks that we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Further discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”).

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
•
We could be delisted from Nasdaq for failure to comply with the minimum stockholders’ equity continued listing requirement or other applicable continued listing requirements and standards of Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.
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
•
Our future success is in large part dependent upon our ability to successfully develop our nanomedicine platform and commercialize REYOBIQ™ and 188RNL-BAM and any failure to do so could significantly harm our business and prospects.
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
•
Adequate coverage and reimbursement from third party payors may not be available for our product candidates, which could diminish our sales or adversely affect our ability to sell our products profitably.
•
Some intellectual property that we have in-licensed has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.
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
•
A failure to adequately protect health information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.
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

Risks Relating to the Issuance of Capital Stock, the Securities Markets and an Investment in Our Common Stock

•
Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.
•
Stockholders will suffer substantial dilution if certain provisions in the outstanding March 2025 Warrants are utilized.
•
There are a large number of shares of common stock underlying our outstanding Warrants and Prefunded Warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.
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

General

Plus Therapeutics is a U.S. pharmaceutical company developing targeted radiotherapeutics with advanced platform technologies for central nervous system (“CNS”) cancers. Our novel radioactive drug formulations and medical devices and therapeutic candidates are designed to deliver safe and effective doses of radiation to tumors. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient-absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

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

Our lead radiotherapeutic candidate, REYOBIQ™ (rhenium (186Re) obisbemeda), is designed specifically for CNS cancers including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”) by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. Our acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

On April 26, 2024, we acquired all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio known as the “CNSide® Platform” from Biocept, Inc. (“Biocept”), which is currently being utilized in the ReSPECT-LM clinical trial funded by the Cancer Prevention and Research Institute of Texas (“CPRIT”). In connection with our business plan for developing the CNSide™ Platform, we formed CNSide Diagnostics, LLC (“CNSide Diagnostics”), a wholly owned subsidiary of the Company, and our board of directors appointed a board of managers for CNSide Diagnostics. We are planning for the CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide™ Test”), which is a laboratory developed test (“LDT”), to be re-introduced to the U.S. market starting in the second quarter of 2025 after we complete a number of steps related to certifications, state licensure, payor coverages, reimbursement codes and financing.

In March 2025, we moved our headquarters to Houston, Texas, in proximity to world-class cancer institutions and researchers.

Pipeline

Our most advanced investigational drug, REYOBIQ™, is a patented radiotherapy potentially useful for patients with CNS and other cancers. We announced in March 2025 that U.S. Food and Drug Administration (“FDA”) conditionally accepted the proprietary name, REYOBIQ™, to be used by us for rhenium (186Re) obisbemeda. Preclinical study data describing the use of REYOBIQ™ for several cancer targets have been published in peer-reviewed journals and reported at a variety of medical society peer-reviewed meetings. Besides GBM, LM and PBC, REYOBIQ™ has been reported to have potential applications for head and neck cancer, ovarian cancer, breast cancer and peritoneal metastases.

The REYOBIQ™ technology was part of a licensed radiotherapeutic portfolio that we acquired from NanoTx, Corp. (“NanoTx”) on May 7, 2020. The licensed radiotherapeutic has been evaluated in preclinical studies for several cancer targets and we have an active $3.0 million award from U.S. National Institutes of Health/National Cancer Institute which is expected to provide financial support for the continued clinical development of REYOBIQ™ for recurrent GBM through the completion of a Phase 2 clinical trial, including enrollment of up to 55 patients.

On August 29, 2022, we announced feedback from a Type C meeting with the FDA regarding Chemistry, Manufacturing and Controls practices. The FDA indicated agreement with our proposed application of cGMP guidance for radiotherapeutics, small molecule drug products and liposome drug products for REYOBIQ™ in support of ongoing and future GBM clinical trials, manufacturing scale up, and commercialization. Alignment with the FDA includes support of our proposed controls and release strategy for new drug substance and new drug product. Because this product is identical for recurrent GBM, LM, and PBC, we believe alignment will be consistent for REYOBIQ™ used in other clinical development programs, including LM and PBC.

REYOBIQ™ versus External Beam Radiation Therapy for Recurrent GBM

REYOBIQ™ is a novel injectable radiotherapy designed to deliver targeted, high dose radiation directly into GBM tumors in a safe, effective, and convenient manner that may ultimately prolong patient survival. REYOBIQ™ is composed of the radionuclide Rhenium-186 and a nanoliposomal carrier, and is infused in a highly targeted, controlled fashion, directly into the tumor via precision brain mapping and CED catheters. Potential benefits of REYOBIQ™ compared to standard external beam radiotherapy or external beam radiation therapy (“EBRT”) include:

•
The REYOBIQ™ radiation dose delivered to patients may be up to 20 times greater than what is possible with commonly used EBRT, which, unlike EBRT and proton beam devices, spares normal tissue and the brain from radiation exposure.
•
REYOBIQ™ can be visualized in real-time during administration, possibly giving clinicians better control of radiation dosing, distribution and retention.
•
REYOBIQ™ potentially more effectively treats a bulk tumor and microscopic disease that has already invaded healthy tissue.
•
REYOBIQ™ is infused directly into the targeted tumor by CED catheter insertion using MRI guided software to avoid critical patient neurological structures and neural pathways and also bypasses the blood brain barrier, which delivers the therapeutic product where it is needed. Importantly, it reduces radiation exposure to healthy cells, in contrast to EBRT, which passes through normal tissue to reach the tumor, continuing its path through the tumor, hence being less targeted and selective.
•
REYOBIQ™ is given during a single, short, in-patient hospital visit, and is available in all hospitals with nuclear medicine and neurosurgery, while EBRT requires out-patient visits five days a week for approximately four to six weeks.

ReSPECT-GBM Trial for Recurrent GBM

GBM affects approximately 15,000 patients annually in the U.S. and is the most common and lethal form of brain cancer. The average life expectancy with GBM is less than 24 months, with a one-year survival rate of 40% and a five-year survival rate of around 5%. There is no clear standard of care for recurrent GBM and the few currently approved treatments provide only marginal survival benefit and are associated with significant side effects, which limit dosing and prolonged use. Approximately 90% of patients experience GBM tumor recurrence at or near the original tumor location, yet there are no FDA-approved treatments in the recurrent or progressive setting that can significantly extend a patient’s life. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains and tumor regrowth occurs within months. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved the overall survival (“OS”) for GBM patients over past decades, and a significant unmet medical need persists.

While EBRT has been shown to be safe and has temporary efficacy in many malignancies including GBM, typically at absorbed, fractionated radiation dose of ~30 Gray in GBM, this maximum possible administered dose is always limited by toxicity to the normal tissues surrounding the malignancy and because EBRT requires fractionation to manage toxicity and maximum EBRT limits are typically reached before long-term efficacy reached. Because of this limitation, EBRT cannot provide a cure or long-term control of GBM and GBM always recurs within months after EBRT. In contrast, locally delivered and targeted radiopharmaceuticals that precisely deliver radiation in the form of beta particles such as Iodine-131 for thyroid cancer, are known to be safe and effective and minimize exposure to normal cells and tissues especially with optimal administered dose and minimizing exposure to normal tissue. The locally delivered REYOBIQ™ is designed for and provides patient tolerability and safety. Though no REYOBIQ™ head-to-head trial with chemo, immune, EBRT or systemic radiopharmaceutical products have been conducted, patient tolerability and safety considerations have been reported as expected.

In September 2020, the FDA granted both orphan drug designation and Fast Track designations to REYOBIQ™ for the treatment of patients with GBM.

REYOBIQ™ is under clinical investigation in a Phase 1/2 multicenter, sequential cohort, open-label, volume and dose escalation study (“ReSPECT-GBM”) of the safety, tolerability, and distribution of REYOBIQ™ given by CED catheters to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment. The trial is funded through Phase 2 in large part by a National Institute of Health/National Cancer Institute grant.

On January 18, 2023, we announced that the first patient was dosed in Phase 2 of the ReSPECT-GBM Phase 1/2 trial evaluating REYOBIQ™ for the treatment of recurrent GBM. Phase 2 of the trial is expected to enroll up to 34 total patients with small- to medium-sized tumors and is targeted for full enrollment by the end of 2025. We currently have four clinical sites, and expect a data read-out by the end of 2025.

On September 30, 2024, we showcased new interim ReSPECT-GBM Phase 2 Trial Data at the 2024 Congress of Neurological Surgeons Annual Meeting that included the following findings as of that date:

•
42 total patients enrolled in ReSPECT-GBM trial at 3 sites, with 19 out of 42 patients having been treated at the recommended Phase 2 dose (22.3 mCi in 8.8 mL) in tumors of approximately 20 cm3 or less.
•
All Phase 2 patients have recurrent, histologically confirmed glioblastoma; 1 recurrence, bevacizumab naïve, single tumor of approximately 20 cm3 or less (small-to-medium sized tumors).
•
Average tumor size in Phase 2 was 7.5 mL (range 0.9-22.8 mL).
•
Increases in absorbed dose correlated with specific drug delivery parameters such as infused dose and volume, maximal convection flow rate, and number of catheters.
•
REYOBIQ™ continues to show a favorable safety profile in the 42 enrolled patients; one dose-limiting toxicity (hemiplegia) has been reported, which was observed in Cohort 8 (41.5 mCi and 16.3 mL).
•
In Phase 2, most adverse events were mild (73.5%) or moderate (18.8%), and largely unrelated (37.7%), or unlikely related (27.1%) to the drug. Of the 9 severe adverse events, only 2 were related to the study drug.
•
Average absorbed radiation dose to the tumor in Phase 2 was 300 Gy (n=18, 1 patient still under analysis).
•
88.9% of Phase 2 patients met key CED drug delivery parameters shown to correlate with overall survival, achieving a tumor absorbed dose >100 Gy and radiation coverage of >70%.
•
29 out of 42 patients treated thus far participated in the Phase 1 dose escalation phase of the trial (as per protocol, 6 out of 42 patients were included in both the Phase 1 and Phase 2 trial arms and related analyses).
•
Phase 1 dose-escalation increased administered doses from 1.0 mCi to 41.5 mCi and volumes from 0.66 mL to 16.3 mL.
•
In terms of objective tumor response based on quantitative image analysis, a statistically significant reduction in tumor volume rate change was seen in tumors receiving > 100 Gy absorbed dose (n=11 patients analyzed to date, p<0.005). Sufficient tumor coverage correlated with tumor control, while regrowth occurred outside treated areas.

We completed Phase 1 of our ReSPECT-GBM Trial and are targeting full enrollment into Phase 2 by the end of 2025.

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

The ReSPECT-LM Phase 1 clinical trial was preceded with preclinical studies in which tolerance to doses of REYOBIQ™ as high as 1,075 Gy were shown in animal models with LM without significant observed toxicity. Furthermore, treatment led to a marked reduction in tumor burden in both C6 and MDA-231 LM models.

Upon receiving acceptance of our Investigational New Drug application and Fast Track designation by the FDA for REYOBIQ™ for the treatment of LM in November 2021, we initiated the trial and began screening patients for the ReSPECT-LM Phase 1 clinical trial in the fourth quarter of 2021.

ReSPECT-LM is a multi-center, sequential cohort, open-label, dose escalation study evaluating the safety, tolerability, and efficacy of a single-dose application of REYOBIQ™ administered through intrathecal infusion to the ventricle of patients with LM after standard surgical, radiation, and/or chemotherapy treatment. The primary endpoint of the study is the incidence and severity of adverse events and dose limiting toxicities, together with determining the maximum tolerated and recommended Phase 2 dose. Full enrollment in the Phase 1 trial was achieved at the end of 2024, and we announced the trial completion on February 26, 2025. Trial closeout procedures are now taking place including final data review and monitoring, and a clinical study report and manuscript will be prepared.

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQ™ for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ™ based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of December 31, 2024, we had received approximately $10.4 million in milestone payments under the CPRIT Contract.

Interim results showed that a single treatment with REYOBIQ™ resulted in a consistent decreased cerebrospinal fluid (“CSF”) tumor cell count/ml and was tolerated by all LM patients. REYOBIQ™ is an outpatient administration and treatment and is easily and safely administered through a standard intraventricular catheter (Ommaya Reservoir), distributed promptly throughout the CSF, and with durable retention in the leptomeninges at least through day seven. All patients have shown well tolerated prompt and durable REYOBIQ™ distribution throughout the subarachnoid space.

In November 2023, the FDA granted orphan drug designation to REYOBIQ™ for the treatment of patients with breast cancer with LM.

On December 12, 2023, we announced our partnership with K2bio to implement novel analysis for CSF tumor and molecular biomarkers for CNS cancers.

On February 26, 2025, we announced the completion of the ReSPECT-LM Phase 1 single-dose escalation trial, having determined a recommended Phase 2 dose. Enrollment in Cohort 6 was completed (75.0 mCi). The Cohort 4 dose (44.1 mCi) was determined to be the recommended Phase 2 dose with no dose-limiting toxicities observed at that dose level. One patient at the Cohort 4 dose was observed to have achieved a complete response, as evidenced by the eradication of tumor cells in the cerebrospinal fluid—a key therapeutic endpoint.

We anticipate beginning enrollment for a ReSPECT-LM Multi-Dose trial in the first half of 2025. In March 2025, the FDA granted orphan drug designation to REYOBIQ™ for the treatment of LM in patients with lung cancer.

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

In August 2021, we announced plans for treating pediatric brain cancer at the 2021 American Association of Neurological Surgeons Annual Scientific Meeting. In July 2021, we reported that we had received FDA feedback pertaining to a pre-Investigational New Drug Application (“IND”) meeting briefing package in which the FDA stated that we are not required to perform any additional preclinical or toxicology studies.

Given the initial FDA feedback, receipt of adult GBM data and experience with REYOBIQ™ and follow-up communications with the FDA, we submitted a pediatric brain tumor IND for our ReSPECT-PBC clinical trial to investigate the use of REYOBIQ™ in two pediatric brain cancers, high-grade glioma and ependymoma, in the fourth quarter of 2024.

Pediatric high-grade gliomas can be found almost anywhere within the CNS; however, they are most commonly found within the supratentorium. The highest incidence of supratentorial, high-grade gliomas in pediatrics appears to occur in children aged 15 to 19 years, with a median age of approximately nine years. Overall, pediatric high-grade glioma confers a three-year progression free survival (“PFS”) of 11 ± 3% and three-year OS of 22 ±5%. One-year PFS is as low as 40% in recent trials. Ependymomas are slow-growing central nervous system tumors that involve the ventricular system. Diagnosis is based on MRI and biopsy and survival rate depends on tumor grade and how much of the tumor can be removed. Grade II pathology was associated with significantly improved OS compared to Grade III (anaplastic) pathology (five-year OS = 71 ± 5% vs. 57 ± 10%; p = 0.026). Gross total resection compared to subtotal resection was associated with significantly improved OS (five-year OS = 75 ± 5% vs. 54 ± 8%; p = 0.002).

Overall, pediatric HGG and ependymoma are extremely difficult-to-treat pediatric brain tumors, frequently aggressive, and in recurrent settings, carry an extremely poor prognosis.

Effective September 1, 2024, we entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million fund for research and development purposes (“DoD Award”) over a three-year period. The DoD Award will be used to support the planned expansion of our clinical trial for pediatric brain cancer. We anticipate beginning enrollment for our Phase 1 ReSPECT-PBC clinical trial in the first half of 2025.

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

Preclinical data from an ex vivo embolization experiment in which Technetium99m-BAM was intra-arterially delivered to a bovine kidney perfusion model was presented at the Society of Interventional Radiology Annual Scientific Meeting. The study concluded that the technology required for radiolabeling BAM could successfully deliver, embolize and retain radiation in the target organ. 188RNL-BAM is a preclinical investigational device we intend to further develop and move into clinical trials. Specifically, in 2022 we transferred the 188RNL-BAM technology from UTHSCSA, and began planning to develop the product and complete early preclinical studies to support a future FDA IND submission. Our intended initial clinical target is liver cancer which is the sixth most common and third deadliest cancer worldwide. It is a rare disease with increasing U.S. annual incidence (42,000) and deaths (30,000).

The FDA has informed us that 188RNL-BAM will be regulated as a medical device under the Federal Food, Drug, and Cosmetic Act (the “FDCA”).

The CNSideTM FORESEE Trial

The CNSide™ Platform consists of four LDTs used for treatment selection and treatment monitoring of patients with LM. The CNSide™ Platform facilitates tumor cell detection/enumeration and biomarker identification using cellular assays (immunocytochemistry (ICC) and fluorescence in situ hybridization (FISH)) and molecular assays (next-generation sequencing (NGS)). The CNSide™ Test is currently being used in the ReSPECT-LM trial as an exploratory endpoint and we are planning to re-introduce it to the U.S. market starting in the second quarter of 2025.

In August 2024, data from the CNSideTM FORESEE clinical trial in patients with LM was presented at the Society for Neuro-Oncology (“SNO”) / American Society for Clinical Oncology (“ASCO”) CNS Metastases Conference. The trial met its key primary and secondary endpoints and the data showed that the CNSideTM Test more than doubled the diagnostic sensitivity versus gold standard cerebrospinal fluid cytology and influenced clinical management decisions in over 90% of LM cases.

On November 24, 2024, CNSide Diagnostics presented data at the 2024 SNO Annual Meeting from the FORESEE trial showcasing the CNSideTM Platform’s utility in diagnosing and guiding clinical decision making for breast cancer and non-small cell lung cancer patients with LM.

Key highlights included:

•
The FORESEE trial achieved its primary endpoint, demonstrating that the CNSideTM Test influenced treatment decisions in over 90% of cases evaluated, surpassing the predetermined 20% primary endpoint target.
•
The CNSideTM Test demonstrated enhanced sensitivity in detecting tumor cells (80%) vs. CSF cytology (29%) in patients with LM.
•
The CNSideTM Test identified actionable mutations in the CSF, such as HER2 amplification, influencing 24% of therapeutic selection decisions.
•
The CNSideTM Test exhibited high specificity, with no tumor cells detected in patients without LM.
•
The CNSideTM Test demonstrated improved Negative Predictive Value in ruling out LM (25%) vs. CSF cytology (10%).
•
The CNSideTM Test revealed HER2 positivity in LM tumors in 60% of breast cancer patients with HER2-negative primary tumors, informing physician treatment strategies.

Licensing

On December 31, 2021, we entered into a Patent and Technology License Agreement (the “UTHSCSA License Agreement”) with UTHSCSA, pursuant to which UTHSCSA granted us an irrevocable, perpetual, exclusive, fully paid-up license, with the right to sublicense and to make, develop, commercialize and otherwise exploit certain patents, know-how and technology related to the development of BAM containing nanoliposomes loaded with imaging and/or therapeutic payloads. Therapeutic payloads may include radiotherapeutics, chemotherapeutics, or thermotherapeutics.

The BAM technology is delivered directly into the intra-arterial vascular system via commonly utilized and standard interventional vascular catheters and techniques that allow precise placement into the arterial blood vessels feeding tumors. Once injected, the BAM technology provides a potential dual therapeutic delivery—blocking blood flow to the tumors by alginate microsphere tumor capillary embolization with simultaneous delivery of very high doses of cytotoxic compounds including radiation, such as nanoliposome encapsulated bi-functionally chelated Re-188, for an extended time. Weeks later, the delivered BAM are physiologically metabolized allowing excretion from the body. Rhenium-188 is an attractive and ideal therapeutic isotope for this application because of its 16.9 hour half-life, 2.12MEV β-decay and ~3.8mm tissue path-length, and simultaneous 155Kev γ-decay that allow simultaneous SPECT/CT imaging with commonly available imaging equipment to easily and non-invasively monitor product administration, delivery and dosimetry absorbed dose evaluation.

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

The financial terms of the UTHSCSA License Agreement are primarily success-based with milestone and royalty payments contingent on achieving key clinical, regulatory and sales milestones.

The initial inventions and work behind the licensed patents and technologies were developed and led by William Phillips MD, Professor of Nuclear Medicine, and his team at UTHSCSA. The 188RNL-BAM technology incorporates Rhenium-188, or 188Re, a unique isotope for radiotherapeutic embolization owing to its emission of a high energy (2.12Mev) electron (beta particle, 16.9-hour half-life with a 3.8mm decay path length). 188Re also emits 155kev gamma energy that permits high quality, real-time imaging of the BAM construct delivery localization and confirmation. BAMs are not permanent and are anticipated to degrade over time, allowing restoration of blood flow, decreasing radiation resistance, and allowing for safer physiological clearance of 188Re through the kidneys, which may minimize bone marrow toxicity.

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

The licensed radiolabeled nanoliposome platform was developed by a multi-institutional consortium based in Texas at the Mays Cancer Center / UTHSCSA MD Anderson Cancer Center led by Dr. Andrew Brenner, MD, PhD, who is the Kolitz Chair in Neuro-Oncology Research and Co-Leader of the Experimental and Developmental Therapeutics Program. The technology was previously owned by NanoTx and funded by both the NIH/NCI and CPRIT. There is an active $3 million award from NIH/NCI that is expected to financially support the continued clinical development of REYOBIQ™ for recurrent GBM.

Manufacturing

We have entered into master services agreements with third parties, including Piramal Pharma Solutions, Inc., ABX Advanced Biochemical Compounds GmbH, IsoTherapeutics Group, LLC, Radiomedix, Inc., Alamo Nuclear Pharmacy Services, Inc., and Nuke Med, Inc. (aka SpectronRx) in connection with the development, manufacture, and supply of our REYOBIQ™ drug product. Upon completion of the research and development phase of a drug candidate, certain parts of the manufacturing processes for such candidate may be transferred to contract manufacturers to support clinical trials and commercial release. Upon approval of our drug candidates, we expect our manufacturing capabilities to include validated manufacturing processes for the drug product as well as a quality assurance product release process with the ability to ultimately scale-up the process to meet increasing market demands. We believe our strategic investments in our analytical, development and manufacturing capabilities, including personnel with expertise from drug discovery through drug development, will allow us to advance our product candidates more quickly. Expertise gained in manufacturing our drug products may be applied to other formulations in the future, further leveraging our capabilities.

Competition

Our business is conducted in intensely competitive and highly regulated markets. The life science industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. We face competition from a number of sources, some of which may target the same indications as our products, product candidates and laboratory tests, including small and large, domestic and multinational, medical device, biotechnology and pharmaceutical companies, academic institutions, government agencies, private and public research institutions and clinical laboratories. Competitors may have greater experience in, and resources to devote to, developing drugs and clinical laboratory tests, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization.

We expect that product candidates in our pipeline, if approved, would compete on the basis of, among other things, product efficacy and safety; time to market; price, coverage, and reimbursement by third-party payers; extent of adverse side effects; and convenience of treatment procedures.

Competition for our product candidate, particularly REYOBIQ™ and 188RNL-BAM may come from a single or combination therapy in the future.

Currently, there are many other entities pursuing drug development programs for the indications we are currently pursuing with our product candidates.

Significant competitors that have reported drug development programs or clinical laboratory tests at various clinical stages for the various indications listed include, but are not limited to:

Recurrent Glioblastoma

EnGeneIC, Berg, Istari, AstraZeneca, Novartis, PharmAbcine, Kairos, Midatech, Oncovir, Infuseon, Astellas, NanoPharmaceuticals, Erasca, OX2, Crimson BioPharm, TMUNITY, Pfizer, Arcus, Photolitec, Samus, DNAtrix, ImmVira, BerGenBio, Boston Scientific, BeiGene, GSK, Bristol Myers Squibb, Eli Lilly, Sumitomo, QED, Chimerix, Accenda, Oblato, VBI, INIGHTEC, Sonalasense, VBL, Medicenna, Mimiva, Carthera, Gilead, CNS Pharmaceuticals, VAXIMM, Incyte, Celularity, Medicinova, Karyopharm, Nerviano Medical Sciences, Merck, Telix, Neonc, Nuvation Bio, Aadi, ERC, Kazia, Xoft, Basilea, Vigo, Biohaven, Bayer, Kintara, and others have reported drug development programs at various clinical stages for recurrent GBM.

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

CNSideTM Test

Menarini, Belay Diagnostics, BillionToOne, FYR Diagnostics, Cerevention, Genomic Testing Cooperative are competitors of our CNSideTM Test.

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

We license the proprietary formulation and proprietary methods of manufacture of the nanoliposome-encapsulated radionucleotides. REYOBIQ™, 188RNL-BAM, and their method of manufacture are covered by a U.S. patent that will expire in

December 2026. Patent term extension, codified in 35 U.S.C. §156, provides a means of recapturing time lost during the regulatory approval process. Based upon this regulation, we will apply for patent term extension for this patent for the time equal to the regulatory review period for REYOBIQ™. This has the potential to extend patent coverage for this product for up to another five years.

188RNL-BAM is also covered by a licensed patent family directed to a method of producing liposome-containing alginate microspheres. Any patent granted from applications claiming priority to it is expected to expire in May 2040, not including any patent term adjustment or patent term extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family includes issued patents in Japan, Singapore, Canada, and Mexico, in addition to pending applications in the United States, Canada, Israel, India, Mexico, Saudi Arabia, Thailand, South Africa, Vietnam, Philippines, China, Europe, Brazil, Singapore, Indonesia, Malaysia, Hong Kong, Australia, and New Zealand.

188RNL-BAM is also covered by a licensed patent family directed to a method for post-manufacture loading of a liposome-containing hydrogel microsphere. Patent granted from applications in this family are expected to expire in March 2042, not including any patent term adjustment or patent term extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family includes applications pending in the United States, Australia, Canada, Brazil, South Korea, China, Europe, Mexico, and Israel.

We co-own a patent family directed to methods of treating a disease, including, but not limited to cancer, comprising administering 186Re and 188Re nanoliposomes via CED. Any patents issued from applications in this family are expected to expire in November 2041, not including any patent term adjustment or patent term extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family includes applications pending in the U.S., Australia, Brazil, Canada, China, Europe, Indonesia, Israel, Japan, South Korea, Malaysia, Hong Kong, and Mexico.

We co-own a patent family directed to methods of treating leptomeningeal metastases comprising administering 186Re and/or 188Re nanoliposomes via an intraventricular reservoir. Any patent granted from applications in this family are expected to expire in January 2043, not including any patent term adjustment or patent term extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family includes applications pending in the U.S., Australia, Brazil, Canada, China, Europe, Indonesia, Israel, Japan, South Korea, Malaysia, and Mexico.

We own a patent family directed to a method of manufacturing a polymeric matrix encapsulating microsomes. Any patent granted from applications in this family is expected to expire in December 2043, not including any patent term adjustment or patent term extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Applications are pending in the PCT and U.S. The 30-month deadline to file national stage applications claiming priority to the PCT application is June 2025.

We have broad patent protection related to the CNSideTM Platform, including our ownership of the following patents, patent families and applications:

•
A U.S. patent directed to beads for capturing target cells from a bodily fluid. This patent will expire in December 2025 assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•
A patent family directed to a microflow device for separating or isolating cells from a bodily fluid or other liquid sample. There are patents in the U.S., China, Europe (validated in France, Germany, Italy, Spain, and the United Kingdom), Hong Kong, China, and Japan. There is an application pending in the U.S. The patents will expire in 2026 assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•
A patent family directed to a microflow device for separating or isolating cells from a bodily fluid or other liquid sample. There are patents in the U.S., Canada, China, and Hong Kong. The patents will expire in 2026 and 2027 assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•
A patent family directed to a device and methods for isolating target biomolecules or cells from samples. There are patents in the U.S., Australia, Europe (validated in the United Kingdom, France, Spain, Germany, Switzerland, and Italy), China, Japan, Canada, and Hong Kong. There is an application pending in the U.S. The patents will expire in 2030 and 2031 assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•
A patent family directed to reagents containing binding moieties conjugated to dextran moieties, methods of making such reagents, and use of such reagents in a variety of molecular and cellular assays. There are patents in the U.S., Japan, China, Canada, Europe (validated in France, Germany, Italy, Switzerland, and the United Kingdom), and Hong Kong. The patents will expire in 2031 assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

•
A U.S. patent directed to a microarray for assaying for target material in a biological sample. This patent expires in November 2025 assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•
A U.S. patent directed to a microflow apparatus. This patent will expire in May 2030 assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•
A U.S. patent directed to a method of inhibiting cellular aggregation in a biologically active sample. This patent will expire in September 2031 assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
•
U.S. and European patent applications directed to a formulation to inactivate pathogens. Any patent issuing from these applications is expected to expire in 2041, not including any patent term adjustment or patent term extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union (EU), extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical and medical device products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. Our nanoparticle oncology drug candidates and our 188RNL-BAM device candidate must receive regulatory approvals from the European Commission and the FDA and from other government authorities prior to sale of the product candidates in their respective jurisdictions.

Government authorities in the United States and in other countries also regulate clinical laboratories and clinical lab tests, including LDTs such as the CNSideTM Test. In order to perform clinical lab tests, report out results and bill payers for these tests, clinical labs must obtain and maintain certification under the federal Clinical Laboratories Improvement Amendments (“CLIA”) regulations and they also may be subject to licensure and regulation under certain state laws. Historically, the FDA exercised enforcement discretion with respect to LDTs and did not require these tests to be cleared or approved by FDA as long as they complied with CLIA standards. However, on May 6, 2024, the FDA issued a final rule in which it announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory will generally fall under the same enforcement approach as other medical devices; this phase out of enforcement discretion will take place over several years. As a result, CNSide Diagnostics may also be required to comply with these FDA regulations if FDA implements and enforces the final LDT rule, including, among other things, registration and listing, quality system regulations, and premarket authorization. Failure to comply with applicable FDA regulatory requirements may trigger a range of enforcement actions by the FDA, and may disqualify or delay a company from launching an LDT product, or prevent a company with an LDT on the marketing from continuing to sell their test.

FDA Approval Process

In the United States, pharmaceutical and medical device products are subject to extensive regulation by the FDA. Manufacturers of pharmaceutical and medical device products may also be subject to state and local regulation. The FDCA and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical and medical device products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as the imposition by the FDA or an institutional review board (“IRB”) of a clinical hold, FDA refusal to approve pending new drug applications (“NDAs”) or supplements, withdrawal of approval, untitled or warning letters, product recalls, import alerts, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal investigation, penalties, or prosecution.

Pharmaceutical Product Approval

Product development for a new pharmaceutical product or certain changes to an approved pharmaceutical product in the United States typically involves:

•
Completion of preclinical laboratory studies, formulation studies, and animal studies, some in compliance with the FDA’s Good Laboratory Practices (“GLP”) regulations, and the Animal Welfare Act administered and enforced by the United States Department of Agriculture;
•
Submission to the FDA of an IND to support human clinical testing, which must become effective before clinical testing may commence;

•
Approval by an IRB before each trial may be initiated at each clinical site;
•
Performance of adequate and well-controlled clinical trials under protocols submitted to the FDA and reviewed and approved by each IRB, conducted in accordance with federal regulations and current Good Clinical Practices (“GCP”) to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought;
•
Submission of an NDA to the FDA that includes substantial evidence of safety and effectiveness from results of clinical trials, as well as the results of preclinical testing, detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product;
•
Satisfactory completion of an FDA Advisory Committee review, if applicable;
•
Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA; and
•
Satisfactory completion of an FDA inspection of the manufacturing facilities at which the product candidate is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate; and
•
FDA review and approval of the NDA, including agreement on post-marketing requirements or commitments, if applicable.

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

Clinical trials to support drug products for marketing approval are typically conducted in three sequential phases, but the phases may overlap. Phase 1 involves the initial introduction of the drug product into healthy human subjects or patients. In Phase 1 trials, the product is tested to assess safety, metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimal dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug product. A single Phase 3 trial with other confirmatory evidence may be sufficient in certain instances. Additionally, post-approval or Phase 4 studies and trials, may be conducted after initial marketing approval. These studies are often used to gain additional information about use of the product for its approved indication, and may at times be required by the FDA.

The decision to suspend or terminate development of a product candidate may be made by either a health authority body, such as the FDA, by an IRB, or by a company for various reasons and during any phase of clinical trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In most cases, in addition to sponsor oversight, clinical trials are also overseen by an independent data safety monitoring board (“DSMB”), which is a separate, independent group of qualified experts organized by the trial sponsor to evaluate at designated points in time whether or not a trial may move forward and/or should be modified. These decisions are based on unblinded access to data from the ongoing trial and generally involve determinations regarding the benefit-risk ratio for study patients and the scientific integrity and validity of the clinical trial.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, a drug product application is prepared and submitted to the FDA to request marketing approval for the product candidate in specific indications. FDA approval of the drug product is required before marketing of the product may begin in the United States. The drug product must include all relevant results of preclinical, clinical, and other testing and a compilation of data relating to the product candidate’s pharmacology, chemistry, manufacture, and controls, including negative or ambiguous results as well as positive findings. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. The cost of preparing and submitting a drug product application is substantial. Under the Prescription Drug User Fee Act (“PDUFA”), the submission of most drug product applications is subject to a substantial application user fee, and the applicant under an approved drug product is also subject to an annual program fee for each prescription product, subject to certain limited deferrals, waivers and reductions that may be available. These fees are typically increased annually. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to accept for filing any NDA that it deems incomplete or not properly reviewable at the time of submission, in which case the NDA will have to be updated and resubmitted. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. The FDA’s PDUFA review goal is to review 90% of priority applications within six months of filing and 90% of standard applications within 10 months of filing. Priority review may be granted to an application for a product candidate that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for drug candidates that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provides substantial evidence that the drug candidate is safe and effective in the intended indication.

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

An approval letter authorizes commercial marketing of the drug candidate with specific prescribing information for specific indications. As a condition of approval, the FDA may require a risk evaluation and mitigation strategy (“REMS,”) to help ensure that the benefits of the drug candidate outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, FDA may require post-approval studies or trials and heightened surveillance to characterize or monitor the product’s safety or efficacy.

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

Expedited Programs

In the United States, a product may be granted Fast Track designation if it is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet medical needs for such condition. With Fast Track designation, the sponsor may be eligible for more frequent opportunities to obtain the FDA’s feedback, and the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the remaining information. Even if a product receives Fast Track designation, the designation can be rescinded and provides no assurance that a product will be reviewed or approved more expeditiously than would otherwise have been the case, or that the product will be approved at all.

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

Accelerated approval under FDA regulations allows a product designed to treat a serious or life-threatening disease or condition that provides a meaningful therapeutic advantage over available therapies to be approved on the basis of either an intermediate clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. Approvals of this kind typically include requirements for confirmatory clinical trials to be conducted with due diligence to validate the surrogate endpoint or otherwise confirm clinical benefit and for all promotional materials to be submitted to the FDA for review prior to dissemination. The Consolidated Appropriations Act (“CCA”) of 2023 amended the FDCA to provide FDA additional authorities to help ensure timely completion of such trials. Specifically, the FDA is now permitted to require that such post-approval studies be underway prior to approval or within a specific time period after the date accelerated approval is granted, and the agency has issued guidance as to what constitutes such a study being “underway.” The CCA of 2023 also established new procedures for withdrawing products if they fail to demonstrate a clinical benefit.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug candidate products intended to treat a rare disease or condition, meaning one that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a product available in the United States for such disease or condition will be recovered from sales of the product in the United States.

After the FDA grants orphan drug designation, the generic identity of the drug product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, orphan drug designation does entitle a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. In addition, if a product receives the first FDA approval for the indication for which it has orphan drug designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the "same drug" for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the product sponsor is unable to assure the availability of sufficient quantities of the product to meet patient needs. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

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
•
FDA deems eligible for priority review;
•
is an original NDA or Biologics License Application;
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

The Rare Pediatric Disease Priority Review Voucher began to sunset on December 20, 2024, upon Congress’ failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a PRV for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Although there has been discussion of further extending the RPDPRV program, it is unclear if any such legislation will be adopted.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), certain NDAs must include an assessment, generally based on clinical trial data, of the safety and effectiveness of the product candidate in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at a company’s request or by its own initiative, including waivers for certain products not likely to be used in a substantial number of pediatric patients. Products with orphan drug designation are exempt from these requirements for orphan-designated indications with no formal waiver process required. Any original NDA submitted on or after August 18, 2020 for a new active ingredient must contain reports on molecularly targeted pediatric cancer investigations, unless the requirement is waived or deferred, if the drug that is the subject of the application is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA has determined is substantially relevant to the growth or progression of a pediatric cancer. This requirement applies even if the adult cancer indication does not occur in the pediatric population, and even if the drug is for an adult indication for which orphan designation has been granted.

Patent Term Restoration

After approval, owners of relevant drug patents may apply for up to a five-year patent extension as compensation for patent term lost during product development and the FDA regulatory review process. The allowable patent term extension is calculated as one half of the drug’s testing phase—the time between the effective date of an IND and NDA submission—and all of the review phase—the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

Market Exclusivity

In the United States and elsewhere, certain regulatory exclusivities and patent rights can provide an approved drug product with protection from certain competitors’ products for a period of time and within a certain scope. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 (“the Hatch-Waxman Act”) amended the FDCA to establish two abbreviated approval pathways for pharmaceutical products that are in some way follow-on versions of already approved products. In exchange, the Hatch-Waxman Act also provides certain periods of exclusivity for a branded drug product that would serve as a reference listing drug (“RLD”) for a generic drug applicant filing an abbreviated new drug application (“ANDA”) under section 505(j) of the FDCA or as a listed drug for an applicant filing an NDA under section 505(b)(2) of the FDCA. If such a product is a “new chemical entity” (“NCE”) generally meaning that the active moiety has never before been approved in any drug product, there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. However, there are circumstances under which the follow-on application can be submitted at four years, and there are provisions that operate to preclude approval of the application for an additional period of time. NCE exclusivity does not block approval of a “full” NDA (generally, an NDA in which the data are the sponsor’s or for which the sponsor has obtained a right of reference). A drug product that is not an NCE may qualify for a three-year period of exclusivity if its NDA contains new clinical data (other than bioavailability studies), derived from studies conducted by or for the sponsor, that were necessary for approval. In this instance, the three-year exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application during the three-year exclusivity period. This three-year exclusivity applies only to the conditions of approval that required submission of the clinical data.

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

Good Manufacturing Practices. We rely and expect to continue to rely on third parties for the production of clinical and commercial quantities of our product candidates. Companies engaged in manufacturing drug products or their components must comply with applicable cGMP requirements, which include requirements regarding organization and training of personnel, building and facilities, equipment, control of components and drug product containers, closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. The FDA inspects equipment, facilities and manufacturing processes before approval and conducts periodic re-inspections after approval. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement actions, such as issuing a warning letter, or to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, imposition of operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor FDA compliance of the third parties on which we rely for manufacturing our product candidates, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP or other applicable FDA regulatory requirements.

Sales and Marketing. Once a product is approved, the advertising, promotion and marketing of the product will be subject to regulation, including with regard to promotion to healthcare practitioners, direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry. Failure to comply with applicable requirements in this area may subject a company to adverse publicity, investigations and enforcement action by the FDA, the Department of Justice, the Office of the Inspector General of the Department of Health and Human Services, and/or state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

Other Requirements. Companies that manufacture or distribute drug products pursuant to approved NDAs must meet numerous other regulatory requirements, including adverse event reporting, submission of periodic reports, and record-keeping obligations.

Medical Device Premarketing Authorization

Under the FDCA, unless a device is exempt or marketed under an FDA enforcement discretion, premarketing authorization is required to commercially distribute a new medical device in the U.S. market. A new medical device could either be a device that has not previously received marketing authorization in the US, or a previously authorized device that has been changed in such a way that would require a new marketing application. Changes that could require a new marketing application for an existing device may relate to, but are not limited to, the intended use of the device, the indications for use, manufacturing, and technological characteristics or functionalities. The type of marketing authorization is generally linked to the classification of the device.

The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). As the risk of the device increases, so do FDA’s requirements to obtain market authorization. Generally, all Class III and some Class II medical devices will require clinical testing to adequately demonstrate the safety and effectiveness of the device prior to FDA approval or clearance of the device for commercialization. The extent to which FDA is involved in the development of clinical trial protocols depends, in part, on whether the study is a significant risk (SR) study or a nonsignificant risk (NSR) study. Before testing begins, all clinical studies must obtain Institutional Review Board (IRB) approval and for SR medical devices an Investigational Device Exemption (IDE) must be obtained from the FDA. This exemption allows for clinical testing while ensuring participant safety and adherence to ethical standards. Though the regulatory requirements for an NSR study are less burdensome than those for a SR study, all clinical trials can be time consuming and costly and may not result in our desired outcomes.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations referred to as general controls, which require compliance with the applicable portions of FDA’s Quality System Regulation (QSR), facility registration and device listing, reporting of adverse events and malfunctions, which is referred to as medical device reporting, and truthful and non-misleading labeling and promotional materials. Most Class I devices are exempt from the premarket notification requirements (i.e., 510(k)-exempt).

510(k) Clearance Process

Class II devices are those that are subject to general controls, as well as special controls, which can include performance standards, specialized labeling and post-market surveillance. Most Class II devices are subject to the premarket notification requirements or the 510(k) process. To obtain 510(k) clearance, a premarket notification, or 510(k), must be submitted to the FDA that demonstrates that the proposed medical device is substantially equivalent to a previously cleared medical device or a device commercially distributed prior to May 28, 1976, for which the FDA has not yet called for the submission of a PMA.

The previously cleared device is known as a predicate device. A proposed device is substantially equivalent to a predicate device if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics that do not raise different questions of safety and effectiveness.

If the FDA determines that a device is “not substantially equivalent” to a previously cleared device, for example, due to a finding of a lack of a predicate device, or that the proposed device has a new intended use or different technological characteristics that raise different questions of safety or effectiveness from the proposed predicate device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo process. As a result, FDA clearance requirements may extend the development process for a considerable length of time. If the FDA agrees that the proposed device is substantially equivalent to the predicate device proposed by the manufacturer, it will grant 510(k) clearance to commercially market the device.

De Novo Classification Process

For novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device, a manufacturer may request a risk-based classification determination for the device in accordance with de novo classification process. This procedure allows a de novo requester whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. A requestor may submit a de novo request for classification after receiving a “not substantially equivalent” determination in response to a 510(k) submission or, absent the prior submission of a 510(k), when the sponsor determines that there is no legally marketed device upon which to base a determination of substantial equivalence.

The FDA may reject the de novo request if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate, and special controls cannot be developed, to control the risks. In the event the FDA determines that the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request and a classification regulation will be established for the device type. When the FDA grants a de novo request for classification, the device is granted marketing authorization and can further serve as a predicate device for a future 510(k) submissions of that device type.

PMA Process

Class III devices include devices deemed by FDA to pose the greatest risk, such as life-supporting or life-sustaining devices, or implantable devices. With a few exceptions for certain types of devices classified into Class III that were in commercial distribution in the U.S. before May 28, 1976, Class III devices are subject to the pre-market approval (“PMA”) process which requires the manufacturer to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) or de novo processes. The PMA process involves a complex and lengthy testing process that is subject to review by the FDA and may require several years to complete. The sponsor may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. Prior to obtaining approval, the manufacturer typically undergoes a bioresearch monitoring (“BIMO”) audit of the supporting clinical trial and a manufacturing audit, which may raise concerns that could lengthen the process and potentially raise unforeseen issues that undermine the approvability of the product. The FDA may also require review by an advisory panel, which can further lengthen the process.

The FDA will approve a PMA only if after evaluating the supporting technical data it finds that the PMA contains sufficient, valid scientific evidence to assure that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including inspection of manufacturing facilities, additional patient follow-up for an indefinite period of time, and/or a post-approval clinical study or studies.

Exempt Devices

If a manufacturer’s device falls into a generic category of Class I or Class II devices that FDA has exempted by regulation, a premarket notification is not required before marketing the device in the U.S. (most Class I devices, and some Class II devices, are 510(k)-exempt.) Manufacturers of such devices are required to comply with FDA’s general controls, including FDA’s establishment registration and device listing requirements. Some 510(k)-exempt devices are also exempt from QSR requirements, except for the QSR’s complaint handling and recordkeeping requirements.

Device Modifications post-clearance or approval

Medical devices can be marketed only for the indications for which they are cleared or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or, depending on the modification, a de novo classification request or PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may, if it disagrees with the manufacturer’s determination, require the manufacturer to cease marketing and recall the modified device until a new 510(k) clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties for marketing a modified device without the requisite pre-marketing authorization.

Postmarket Requirements

After a device is cleared or approved for commercial distribution, numerous federal and state regulatory requirements apply. These include product listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. Manufacturing sites are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if a device they manufactured may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field corrective actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

In addition, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices that are approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

If the FDA believes that a company is not in compliance with applicable regulations, it may issue a non-public untitled letter or a public warning letter, institute proceedings to detain or seize products, issue a recall or market withdrawal order, impose operating restrictions including total or partial suspension of production or distribution, enjoin future violations, assess civil penalties against the company, its officers or its employees and may recommend criminal prosecution to the U.S. Department of Justice. Moreover, after clearance or approval is given, if the product is shown to be hazardous or defective, the FDA has the power to withdraw the clearance or approval, as the case may be, or require us to change the device, its manufacturing process or its labeling, to supply additional proof of the device’s safety and effectiveness or to recall, repair, replace the device or refund the cost of the medical device.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice (“DOJ,”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act and its implementing regulations (“HIPAA”), and similar state laws, each as amended. Clinical laboratory testing also must comply with the federal CLIA regulations and certain state licensure and other regulations, including restrictions related to billing for such tests.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution,the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending a product or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, claims for payment of government funds, including Medicare or Medicaid, that are false or fraudulent, or knowingly making, using, or causing to be made or used a false record or statement material to an obligation to pay or transmit money to the federal government, or knowingly concealing or improperly avoiding or decreasing an obligation to pay money to the federal government.. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus generally non-reimbursable, uses. Clinical laboratories may face enforcement under the federal civil False Claims Act related to the claims submitted for payment of government funds, including Medicare or Medicaid. Actions under the False Claims Act may be brought by the federal government or as a qui tam action by a private individual in the name of the government.

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

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA imposes requirements relating to the privacy, security and transmission of protected health information. In addition, state laws govern the privacy and security of personal information and health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act (“ACA”), and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians, certain advanced practice professionals and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians, advanced practice professionals, and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported data are posted in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug, device, and biological products in a state, including, in certain states, manufacturers and distributors who ship or sell products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval, or any clinical laboratory tests we may offer. In the United States and in other countries, sales of any products for which we receive regulatory approval for commercial sale, or laboratory tests we offer for clinical use, will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products and services. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product or service may be separate from the process for setting the price of a product or service, or for establishing the reimbursement rate that such a payor will pay for the product or service. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product or service does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product or service does not assure that other payors will also provide coverage for the product or service. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in development of the product or service.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. Others adopt a system of reference pricing, basing the price or reimbursement level in their territories either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Further, some EU Member States approve a specific price for the medicinal product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal on the market. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

Health Technology Assessment (“HTA”) of medicinal products and certain medical devices is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU Member State, assesses the therapeutic, economic, and societal impact of a given medicinal product or medical device in the national healthcare system of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products or medical devices by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of a specific medicinal product or medical device varies between EU Member States. The EU HTA Regulation (EU) 2021/2282, which was adopted in December 2021 and entered into force in January 2022, aims to harmonize the clinical benefit assessment of HTA across the EU and applies as of January 12, 2025. It provides for common HTA tools, methodologies, and procedures and complements Directive 2011/24/EU on the application of patients’ rights in cross-border healthcare, under which a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States was established.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more or our products or services, less favorable coverage policies and reimbursement rates may be implemented in the future.

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
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, which rebate amount is no longer subject to a cap effective January 1, 2024;
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

The Tax Cuts and Jobs Act of 2017 eliminated certain requirements of the ACA, including the individual mandate. We cannot predict whether these challenges will continue or whether other proposals will be made or adopted, or what impact these efforts may have on us. It is possible that the ACA, as currently enacted or may be amended in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, and new payment methodologies and in additional downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. We cannot be sure whether additional legislative changes will be enacted in the United States or outside of the United States, or whether regulatory changes, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any products we may commercialize in the future. We expect that additional federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

The Protecting Access to Medicare Act of 2014 (“PAMA”) changed the methodology for setting Medicare reimbursement rates for clinical laboratory tests. Rates for new clinical laboratory tests are initially set by CMS, but ultimately the reimbursement rates are based on the weighted median of rates paid for the test by private payers, which labs are required report to CMS at specific intervals. Further federal changes that affect the coverage and reimbursement of clinical lab tests may be implemented in the future and may adversely affect our business.

Further, the Inflation Reduction Act of 2022 (“IRA”), among other things, established a Medicare Part B and Part D inflation rebate scheme, under which, generally, manufacturers will owe rebates if the average sales price of certain Part B drugs or annual average manufacturer price of certain covered Part D drugs increases faster than the pace of inflation. The IRA also created a drug price negotiation program under which the prices for certain Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. The IRA further made several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replacement of the coverage gap discount program with a new manufacturer discount program beginning in 2025.

Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates and service offerings. For example, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

Government Price Reporting

Federal law requires manufacturers report the average sales price for certain drugs payable under Medicare Part B. Manufacturers calculate average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS may use these submissions to determine payment rates for drugs under Medicare Part B. Moreover, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

Statutory or regulatory changes or CMS guidance could affect the pricing calculations for our product candidates, once approved and commercialized, and could negatively impact our results of operations. We further expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA,”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

EU / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, marketing authorizations, regulatory approvals, clinical trials and any commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed.

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

Clinical trials in the EU: In the EU a clinical trial application must be submitted for authorization to the competent national authority of each EU Member State in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The regulation of clinical trials in the EU recently changed. The EU Clinical Trials Regulation entered into force on January 31, 2022, repealing the previous EU Clinical Trials Directive (Directive (EC) 2001/20/EC) and the related national implementing provisions of the individual EU Member States. Under the EU Clinical Trials Directive sponsors had to submit clinical trial applications separately to each national competent authority and ethics committee in the countries where they intended to run a clinical trial. The EU Clinical Trials Regulation significantly simplified this application process, allowing sponsors to submit one single application via the platform ‘Clinical Trials Information System’ (CTIS) for approval to run a clinical trial in several EU Member States (as well as in Iceland, Liechtenstein and Norway). Applications through the CTIS are mandatory from January 31, 2023. Clinical trials authorized under the EU Clinical Trials Directive before January 31, 2023, could continue to be conducted under the EU Clinical Trials Directive until January 31, 2025 (from January 31, 2025, any trials approved under the EU Clinical Trials Directive that continue running need to comply with the EU Clinical Trials Regulation and their sponsors must have recorded information on them in the CTIS).

Marketing authorization in the EU: To obtain regulatory approval to commercialize a new medicinal product in the EU, we must submit a marketing authorization application (MAA) to the competent regulatory authority. In the EU, marketing authorization for a medicinal product can be obtained through a centralized, mutual recognition, decentralized procedure, or the national procedure of an individual EU Member State. A marketing authorization, irrespective of its route to authorization, may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all 27 EU Member States, Iceland, Liechtenstein and Norway. Under the centralized procedure, the Committee for Medicinal Products for Human Use (the “CHMP”) established at the European Medicines Agency (EMA) is responsible for conducting the initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days. This period excludes clock stops during which additional information or written or oral explanation is to be provided by the applicant in response to questions posed by the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, such as when a medicinal product is expected to be of a major public health interest. A major public health interest defined by three cumulative criteria: (i) the seriousness of the disease (for example, heavy disabling or life-threatening diseases) to be treated; (ii) the absence or insufficiency of an appropriate alternative therapeutic approach; and (iii) the anticipation of high therapeutic benefit. If the CHMP accepts to review a medicinal product as a major public health interest, the time limit of 210 days will be reduced to 150 days. It is, however, possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Irrespective of the related procedure, at the completion of the review period the CHMP will provide a scientific opinion concerning whether or not a marketing authorization should be granted in relation to a medicinal product. This opinion is based on a review of the quality, safety, and efficacy of the product. Within 15 days of the adoption, the EMA will forward its opinion to the European Commission for its decision. Following the opinion of the EMA, the European Commission makes a final decision to grant a centralized marketing authorization. The centralized procedure is mandatory for certain types of medicinal products, including orphan medicinal products, medicinal products derived from certain biotechnological processes, advanced therapy medicinal products and medicinal products containing a new active substance for the treatment of certain diseases. This route is optional for certain other products, including medicinal products that are of significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public or animal health at EU level.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the authorities of each EU Member State in which the product is to be marketed. This application process is identical to the application that would be submitted to the EMA for authorization through the centralized procedure and must be completed within 210 days, excluding potential clock-stops, during which the applicant can respond to questions. The relevant EU Member State prepares a draft assessment and drafts of the related materials. The relevant EU Member States must decide whether to approve the assessment report and related materials. If an EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

The mutual recognition procedure is similarly based on the acceptance by the relevant authorities of the EU Member States of the marketing authorization of a medicinal product by the relevant authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the authority of another EU Member State.

Innovative products that target an unmet medical need may be eligible for a number of expedited development and review programs in the EU, such as The Priority Medicines scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. Such products are generally eligible for accelerated assessment and may also benefit from different types of fast-track approvals, such as a conditional marketing authorization or a marketing authorization under exceptional circumstances granted on the basis of less comprehensive clinical data than normally required (respectively in the likelihood that the sponsor will provide such data within an agreed timeframe or when comprehensive data cannot be obtained even after authorization).

The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving marketing authorization, new active substances generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new active substance, and products may not qualify for data exclusivity.

In the EU, medicinal products: (a) that are used to diagnose, treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the EU; or (b) that are used to treat or prevent life-threatening or chronically debilitating conditions and that, for economic reasons, would be unlikely to be developed without incentives; and (c) where no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition, may be granted an orphan designation in the EU. The application for orphan designation must be submitted to the EMA’s Committee for Orphan Medicinal Products and approved by the European Commission before an application is made for marketing authorization for the product. Once authorized, orphan medicinal product designation entitles an applicant to financial incentives such as reduction of fees or fee waivers. In addition, orphan medicinal products are entitled to ten years of market exclusivity following authorization. During this ten-year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the European Commission are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Combination products in the EU: For products and product candidates that combine medicinal products and device components (‘combination products’), the rules applicable vary depending on the specific combination. If the principal intended action of the product is achieved by the medicinal product, the product is considered a medicinal product that includes a medical device. The entire product is regulated under EU pharmaceutical legislation and must obtain a marketing authorization in the terms explained above. For the device part of the combination, the MAA should include a CE Certificate of Conformity for the device or, if the device is not CE-marked but would need to be certified if marketed separately, an opinion from an EU notified body on the conformity of the device with applicable requirements. If, however, the device is co-packaged or obtained separately from the medicinal product, it must be CE-marked under the EU medical devices legislation (Regulation (EU) 2017/745 on medical devices or the previous Directives 90/385/EEC and 93/42/EEC). Conversely, if the principal intended action in the product is achieved by the medical device (and the action of the medicinal product is only ancillary to that of the device), the entire product is regulated as a medical device and should be CE-marked under the EU medical devices legislation.

Revisions of the EU regulatory framework: The EU pharmaceutical legislation is currently under review. On April 26, 2023, the European Commission published its proposal to revise the EU pharmaceutical legislation, consisting of a new Directive and a new Regulation, which would revise and replace the existing general pharmaceutical legislation (Regulation 726/2004 and Directive 2001/83/EC) and the legislation on medicinal products for pediatric use and on orphan medicinal products (Regulation 1901/2006 and Regulation 141/2000/EC, respectively). Therefore, the provisions governing medicinal products in the EU may change in the future. The legislative process is ongoing and the final texts of the new acts are still unknown. Adoption is currently expected to occur in 2026, with implementation following thereafter.

EU in vitro diagnostic medical device legislation: In the EU, in vitro diagnostic medical devices (“IVD”) must currently comply with the General Safety and Performance Requirements laid down in Annex I to the In Vitro Diagnostic Devices Regulation (“IVDR”). Compliance with these requirements is a prerequisite to be able to affix the CE mark on products, without which they cannot be marketed or sold in the EU. To demonstrate compliance with the General Safety and Performance Requirements of the EU IVDR and obtain the right to affix the CE mark, IVD manufacturers must undergo a conformity assessment procedure, which varies according to the IVD’s classification. Apart from low risk medical devices (Class A non-sterile), in relation to which the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the General Safety and Performance Requirements, a conformity assessment procedure requires the intervention of a notified body, which is an organization designated by a Competent Authority of an EU Member State to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the notified body would audit and examine the technical documentation and the quality system for the manufacture, design and final inspection of the IVDs. The notified body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the IVD and its manufacturer and their conformity with the General Safety and Performance Requirements. This Certificate and the related conformity assessment process entitles the manufacturer to affix the CE mark to its IVD after having prepared and signed a related EC Declaration of Conformity. Notified bodies must be designated by the authority responsible for notified bodies in the relevant EU Member State to conduct assessment procedures for IVDs in accordance with the EU IVDR. The time required to obtain a CE Certificate of Conformity from a notified body in the EU is lengthy and may be unpredictable. On average, the time-to-certification under the IVDR for all IVD categories ranges between 13 and 18 months.

Besides its involvement in the initial conformity assessment procedure, the Notified Body is required to carry out an annual audit (surveillance audit) and is also required to randomly perform unannounced audits at least once every five years. The quality management system and technical documentation of manufacturers will be required to be recertified periodically, as CE Certificates of Conformity issued by a Notified Body remain valid only for the period indicated in them, in no case exceeding five years. The EU IVDR also provides various requirements relating to post-market surveillance and vigilance, including the obligation for manufacturers to implement a post-market surveillance system. Once an IVD is on the EU market, manufacturers must comply with certain vigilance requirements, such as reporting serious incidents and field safety corrective actions (even those occurring outside the EU) to the relevant competent authorities.

Employees and Human Capital

As of December 31, 2024, we had 21 full-time employees. Of these full-time employees, 11 were engaged in research and development and 10 were engaged in management, finance and administration. From time to time, we also employ independent contractors to support our operations. Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

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

Our corporate offices are located at 2710 Reed Road, Suite 160, Houston, TX 77051. Our telephone number is (737) 255-7194. We maintain a website at the following address: www.plustherapeutics.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q (“Form 10-Q”), and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Press Releases” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Press Releases” page of our website and review the information we post on that page.

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

We have generated negative cash flows from operations and have incurred net operating losses each year since we started business. For the year ended December 31, 2024, we incurred net losses of $13.0 million and our net cash used in operating activities was $10.6 million. As of December 31, 2024, our accumulated deficit was $493.5 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next twelve months. As our focus on development of nanomedicine and the development of therapeutic applications has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. We expect to continue operating in a loss position and expect that recurring operating expenses will be at higher levels for the year ending December 31, 2025 as we perform clinical trials and other development activities for our nanomedicine product candidates.

Our ability to generate sufficient revenue from any of our products, product candidates or technologies to achieve profitability will depend on a number of factors including, but not limited to:

•
our ability to manufacture, test and validate our product candidates or clinical tests in compliance with applicable laws and as required for submission to applicable regulatory bodies;
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
•
the degree to which our approved products are accepted in the marketplace; and
•
our success at commercializing our CNSideTM Portfolio.

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

As of December 31, 2024, we had an accumulated stockholders’ deficit of approximately $493.5 million, a working capital deficit of approximately $10.3 million, and approximately $3.6 million of cash and cash equivalents and short-term investments to fund our operations and capital requirements. We do not currently have sufficient available liquidity to fund our operations for at least the next 12 months. Consequently, absent further actions, these matters raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Form 10-K are issued.

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

We could be delisted from Nasdaq for failure to comply with the minimum stockholders’ equity continued listing requirement or other applicable continued listing requirements and standards of Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must maintain compliance with Nasdaq's continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing requirements and standards of Nasdaq.

Nasdaq requires listed issuers to comply with certain standards in order to remain listed on its exchange. These requirements include, among other things, maintaining a closing bid price for our common stock of $1.00 per share and meeting one of the following three requirements: maintaining at least $2.5 million in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”); maintaining $35 million of market value of listed securities; or having $500,000 in net income over the prior two years or two of the prior three years. In March 2024, we received notice from the Listing Qualifications staff of Nasdaq (the “Staff”), notifying us that we no longer complied with the Minimum Stockholders' Equity Requirement under Nasdaq Listing Rule 5550(b)(1).

On September 5, 2024, Nasdaq notified us that we had not regained compliance with the Minimum Stockholders’ Equity Requirement and that, as a result, unless we timely requested an appeal of this determination to a Nasdaq Hearings Panel (the “Panel”), Nasdaq would move to suspend trading of our common stock and to have our shares of common stock delisted from The Nasdaq Capital Market. The Company timely requested a hearing before the Panel, and the hearing was held on October 22, 2024. On October 30, 2024, Nasdaq provided us until March 4, 2025, to notify Nasdaq that we were in compliance with the Minimum Stockholders’ Equity

Requirement. We regained compliance with the Minimum Stockholders’ Equity Requirement in connection with the private placement we closed on March 4, 2025. For more information regarding the private placement, see “Liquidity and Capital Resources” below.

Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor until March 7, 2026. If the Staff finds we are again out of compliance with the Minimum Stockholders’ Equity Requirement before that date, we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor would we be afforded an applicable cure or compliance period. Instead, the Staff would issue a “Delist Determination Letter” and we would have an opportunity to request a Nasdaq hearing panel regarding our continued listing.

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
•
costs associated with operating at our Houston, Texas facility;
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

Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, preferred stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock or with terms or conditions that provide new investors with rights that are superior to those held by our existing stockholders or that have a negative impact on the value of securities held by our existing stockholders. For example, the terms of our recent offerings resulted in substantial dilution to our existing stockholders and significant protections to new investors that are not available to stockholders who invested prior to the offerings. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

We will need to complete additional financing transactions in order to continue operations. These arrangements may also not be sufficient in the near-term. Given, among other things, the current status of the capital markets, our recent stock price performance and the terms of our recent capital financings, there can be no assurances that we will be able to secure additional financing, or if available, that it will be sufficient to meet our needs or be on favorable terms. Additionally, our cost of capital will depend upon numerous factors including, but not limited to, the strength of the financial markets, global market conditions, including inflationary pressures, interest rate fluctuations, our recovery and financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. If we are unable to access current financings or secure future financings, including for any of the foregoing reasons, it will have a negative impact on our cash flows and our ability to meet our financial obligations. Failure to raise capital as and when needed, on favorable terms or at all, would have a significant negative impact on our financial condition and our ability to develop our product candidates.

Borrowings under our line of credit have the effect of limiting our use of cash and marketable securities.

We have an existing margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. The available credit line limit under this facility fluctuates based on our request for extensions from time to time, subject to the value of the collateralized marketable securities we hold with Pershing, provided that the amount available to draw under the facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities we hold with Pershing, Pershing may require us from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level, and the amounts borrowed under the facility are due on demand. Volatility in the global markets could cause the interest rate to fluctuate from time to time increasing our costs, or could cause Pershing to terminate our ability to borrow funds. In addition, borrowings under the Pershing Credit Facility have the effect of limiting our use of cash and marketable securities.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in each Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act.

During the quarter ended June 30, 2023, we recognized immaterial grant revenue related to reimbursable development costs incurred in the fourth quarter of 2022 and the first quarter of 2023 that were eligible for revenue recognition in those respective prior periods. These costs were eligible for reimbursement under our CPRIT Grant, but were not correctly recognized in prior period grant revenue due to management’s view that insufficient progress had been made in the ReSPECT-LM clinical trial, despite no performance specific milestones in the grant outside of a reasonableness test for reimbursement of expenses. Management has concluded that the correction to grant revenue in the prior periods did not cause a material misstatement of our financial statements.

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

In the first quarter of fiscal year 2024, the Company completed the testing of the design and operating effectiveness of the controls over application of appropriate accounting principles to significant and unusual grant revenue transaction. Management has determined that the controls are adequately designed and are operating effectively, and concluded that the material weakness identified in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 had been remediated.

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

Our future success is in large part dependent upon our ability to successfully develop our nanomedicine platform and commercialize REYOBIQ™ and 188RNL-BAM and any failure to do so could significantly harm our business and prospects.

Our ability to successfully develop and commercialize REYOBIQ™ and 188RNL-BAM is subject to a number of risks, including the following:

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

In the United States, before we can market a new medical device, we must first receive either clearance under Section 510(k) of the FDCA or premarket approval (“PMA”), from the FDA, unless an exemption applies. In the process of obtaining either premarket clearance or approval, following these routes respectively, the FDA must determine that a proposed device is either substantially equivalent to a legally marketed predicate device with similar intended uses and the same technological characteristics or technological characteristics that do not raise different questions of safety or effectiveness , or that it is safe and effective for its intended use, based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life sustaining, life supporting or implantable devices.

Modifications to products that are approved through a PMA generally require FDA approval of the modifications through a PMA supplemental application. Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The process of obtaining a PMA is particularly costly and uncertain and generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. In addition, a PMA generally requires the performance of one or more clinical studies. Despite the time, effort and cost, a medical device may not be approved by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business. Furthermore, even if we are granted regulatory approvals, they may include significant limitations on the approved and labeled indications for use for the device, which may limit the market for the device.

In addition, comparable foreign regulatory authorities to the FDA have approval policies and regulations related to the safety and performance requirements that apply to 188RNL-BAM, either as medical devices or as drugs, depending on each jurisdiction’s regulatory requirements. Accordingly, to the extent that we intend to sell medical devices or drugs in Member States of the EU or other foreign jurisdictions, the regulatory approval pathway for our product candidates, including 188RNL-BAM, may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

Failure to successfully develop or supply the 188RNL-BAM medical device component, delays in or failure of the studies conducted by us, our collaborators, or third-party providers, or failure of our management, our collaborators, or third-party providers to obtain or maintain regulatory clearance or approval of 188RNL-BAM as a medical device or drug, as applicable in each jurisdiction, could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in 188RNL-BAM reaching the market. Further, failure to successfully develop or supply the device, or to gain or maintain its approval, could adversely affect our operations.

We recently acquired the CNSideTM Portfolio, and we may not be successful in our efforts to develop, fully utilize and monetize it.

In April 2024, we completed the acquisition of substantially all of the right, title and interest in the CNSideTM Platform, including the CNSideTM Test, which is designed to detect, quantify, and monitor tumor status in LM. We are currently evaluating and developing our business plan for developing the CNSideTM Portfolio alongside our lead radio therapeutic candidate, REYOBIQ™, and seeking partnering and financing opportunities for CNSideTM. We are planning for the CNSideTM Test to be re-introduced to the U.S. market starting in the second quarter of 2025. However, there can be no assurances that we will be able to develop the technology to allow for commercial applications, or successfully utilize and fully integrate the CNSideTM Portfolio into our operations. We may not generate revenues from or realize the anticipated benefits of the CNSideTM Platform within our expected timeline or at all. Contingent on our launch are a number of steps related to certifications, state licensures, payor coverages and reimbursement codes are completed.

In addition, the FDA historically exercised enforcement discretion with respect to LDTs and did not require these tests to be cleared or approved by FDA as long as they complied with CLIA standards. However, on May 6, 2024, the FDA issued a final rule in which it announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory will generally fall under the same enforcement approach as other medical devices. According to the final rule this phase out will take place over a period of several years. As a result, CNSide Diagnostics may also be required to comply with these FDA regulations if FDA implements and enforces the final LDT rule, including, among other things, registration and listing, quality system regulations, and premarket authorization. Failure to comply with applicable FDA regulatory requirements may trigger a range of enforcement actions by the FDA, and may disqualify or delay a company from launching an LDT product, or prevent a company with an LDT on the marketing from continuing to sell their test.

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

We are not permitted to market our product candidates in the United States until we receive approval from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries (including centralized marketing authorization from the European Commission), and we may never receive such regulatory approvals. Obtaining regulatory approval for a product candidate is a lengthy, expensive and uncertain process, and may not be obtained. Any failure to obtain regulatory approval of any of our product candidates would limit our ability to generate future revenue (and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue), would potentially harm the development prospects of our product candidates and would have a material and adverse impact on our business.

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

On March 29, 2020, we entered into an exclusive license agreement with NanoTx for the global rights to develop and commercialize NanoTx’s glioblastoma treatment, REYOBIQ™. Under the license agreement with NanoTx, we are required to use commercial reasonable efforts to develop the REYOBIQ™ product candidate acquired under the license agreement. Further, we are subject to future milestone, earn-out and other payments to NanoTx all of which are tied to our commercialization and sale activities for product candidates. If we are unsuccessful in our efforts to develop these assets, or if NanoTx and we were to enter into a dispute over the terms of our agreement, then our business could be seriously harmed.

On December 31, 2021, we entered into an exclusive license agreement with UTHSCSA for the global rights to develop and commercialize Rhenium-188 NanoLiposome biodegradable alginate microspheres (188RNL-BAM). Under the license agreement with UTHSCSA, we are required to use commercial reasonable efforts to develop the 188RNL-BAM product candidate acquired under the license agreement. Further, we are subject to future milestone, earn-out and other payments to UTHSCSA all of which are tied to our commercialization and sale activities for product candidates. If we are unsuccessful in our efforts to develop these assets, or if UTHSCSA and we were to enter into a dispute over the terms of our agreement, then our business could be seriously harmed.

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

Our current business strategy is to aggressively develop our nanomedicine platforms and CNSide™ Platform, while simultaneously controlling expenses, which is a high-risk strategy for a number of reasons including the following:

•
we do not have prior experience with obtaining regulatory, reimbursement, or other approvals for product candidates such as REYOBIQ™ and 188RNL-BAM or the CNSide™ Test;
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
•
our product candidates and clinical laboratory tests may never become commercially viable; and
•
we may not be able to prevent other companies from depriving us of market share and profit margins by selling products based on our intellectual property and developments.

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

The DoD Award is dependent on continued U.S. government funding and government appropriations, which may not be forthcoming on a timely basis or at all.

The DoD Award, which entitles us to receive a $3.0 million fund for research and development purposes over a three-year period, and any future U.S. federal government grants we may receive, are dependent on government funding, which is generally subject to Congressional appropriations or continued government operations. Such grants are dependent upon sufficient funding for, and timely payment by, the entities providing any such grants. If the granting governmental agency does not receive sufficient appropriations for any reason, including due to a government shutdown or changes in the prevailing policies and budgetary priorities of the incumbent administration, it may terminate our grant (in whole or in part) or reduce the scope of our grant, or delay or reduce payment to us. Any inability to award us any part of the DoD Award, any delay in payment, or the termination of the DoD Award, in whole or in part, due to a lapse in funding or otherwise, could adversely affect our business, financial condition or results of operations, or cash flows. The nature and timing of any related developments remain uncertain.

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

Competitors may have greater experience in developing drugs and clinical laboratory tests, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization. It is possible that competitors may obtain patent protection, approval, or clearance from the FDA or achieve commercialization earlier than we can, any of which could have a substantial negative effect on our business. Many of our potential competitors have substantially greater:

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

We expect the product candidates in our pipeline, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage, and reimbursement by third-party payers, extent of adverse side effects, and convenience of treatment procedures. One or more of our competitors may develop other products that compete with ours, obtain necessary approvals for such products from the FDA, the European Commission, Ministry of Health, Labour and Welfare or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we encounter with respect to any of our product candidates that receive the requisite regulatory approval and classification and are marketed may have an effect on our product prices, market share, and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors.

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
•
delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”), and clinical trial sites;
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
•
emerging of dosing issues;
•
lack of adequate funding to continue the clinical trials, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies, and increased expenses associated with the services of our CROs and other third parties;
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
•
a regulatory agency may change its formal or informal approval requirements and policies, act contrary to previous guidance, adopt new regulations, or raise new issues or concerns late in the approval process; and
•
a regulatory agency may put a clinical study on hold pending additional safety data (and there can be no assurance that we will be able to satisfy the regulator agencies’ requests in a timely manner, which can lead to significant uncertainty in the completion of a clinical study).

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

The development of our product candidates also may be delayed by other events beyond our control. For example, actions to limit federal agency budgets or personnel, may result in reductions to the FDA’s budget, employees, and operations, as well as changes to FDA regulatory programs, all of which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates, undergo regulatory inspections or obtain regulatory approval for our product candidates.

Pre-clinical studies and preliminary and interim data from clinical trials of our product candidates are not necessarily predictive of the results or success of ongoing or future clinical trials of our product candidates.

Pre-clinical studies and any positive preliminary and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including us and many other companies with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in prior pre-clinical studies and clinical trials. Preclinical studies and Phase 1 clinical trials are primarily designed and operate to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, initial positive results from pre-clinical studies and early clinical trials of our product candidates may not be replicated in subsequent clinical trials. The design of our later stage clinical trials could differ in significant ways (e.g., inclusion and exclusion criteria, endpoints, statistical analysis plan) from our earlier stage clinical trials, which could cause the outcomes of the later stage trials to differ from those of our earlier stage clinical trials. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, could be materially adversely affected. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for such product candidates, and, correspondingly, our business and financial prospects, could be materially adversely affected.

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

Even if our clinical trials are successfully completed as planned, the results may not support approval of our product candidates under the laws and regulations of the FDA or other regulatory authorities outside the United States. The clinical trial process may fail to demonstrate that our product candidates are both safe and/or effective for their intended uses. Pre-clinical and clinical data and analyses are often able to be interpreted in different ways. Even if we view our results favorably, if a regulatory authority has a different view, we may still fail to obtain regulatory approval of our product candidates. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program, requiring their alteration. This, in turn, would significantly adversely affect our business prospects.

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

We also rely on third-party contract manufacturing organizations (“CMOs”) for all our requirements for raw materials, drug substance, and drug product. We have entered into contracts with third-party manufacturers to manufacture, supply, store and distribute supplies of our product candidates for our clinical trials. If any of our product candidates receives FDA approval, we expect to rely on third-party contractors to manufacture our drugs. We have no current plans to build internal manufacturing capacity for any product candidate, and we have no long-term supply arrangements with our current CMOs.

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
•
changes to our CMOs during clinical trials or after approval may require us to conduct additional studies to demonstrate comparability between the products;
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

Overall, our efforts to educate the medical community on the benefits of any of our products or technologies for which we obtain marketing approval from the FDA or other regulatory authorities, including foreign regulatory authorities, and gain broad market acceptance may require significant resources and may never be successful. If our products and technologies do not achieve an adequate level of acceptance by physicians, pharmacists and patients, we may not generate sufficient revenue from these products to become or remain profitable.

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

There are numerous risks arising out of the regulation of our nanomedicine product candidates include the following:

•
we can provide no assurances that our current and future oncology drugs will meet all of the stringent government regulation in the United States under the FDCA, and/or in international markets such as the EU, by the EMA under its Medicinal Products Directive;
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

Approved drug products are subject to ongoing regulatory requirements and oversight, including requirements related to manufacturing, quality control, conduct of post-marketing studies, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting. Regulatory authorities subject a marketed product, its manufacturer, and the manufacturing facilities to continual review and periodic inspections. We, our collaborators, and our and their respective contractors, suppliers and vendors, will be subject to ongoing regulatory requirements, including complying with regulations and laws regarding advertising, promotion and sales of products (including applicable anti-kickback, fraud and abuse and other health care laws and regulations), required submissions of safety and other post-market information and reports, registration requirements, cGMP regulations (including requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation), and the requirements regarding the distribution of samples to physicians and recordkeeping requirements. Regulatory agencies may change existing requirements or adopt new requirements or policies that may be costly to comply with. We, our collaborators, and our and their respective contractors, suppliers, and vendors, may be slow to adapt or may not be able to adapt to these changes or new requirements.

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

The future regulatory processes that will be applicable to Laboratory Developed Tests (LDTs) are uncertain and may prevent us from obtaining required authorizations for the commercialization of our products and/or introduce additional costs associated with those products.

Within the laboratory, most tests can be divided into two categories: in vitro diagnostics (IVDs) and laboratory developed tests (LDTs). IVDs are commercially manufactured assays and make up the majority of clinical laboratory tests, such as those in a comprehensive metabolic panel (CMP) and a complete blood count (CBC). LDTs, on the other hand, are developed by individual laboratories and overseen by highly trained and qualified laboratory directors. We plan to offer an LDT in the U.S. beginning in 2025.

In 1976, Congress passed the Medical Device Amendments to the FDCA. These amendments gave the FDA explicit authority to regulate medical devices. These included tests developed by manufacturers sold for commercial purposes to laboratories around the country. However, the amendments did not specifically include tests developed by laboratories for their own use. Then, in 1988, Congress passed the Clinical Laboratory Improvement Amendments (CLIA). These gave clinical laboratories the ability to develop and perform their own tests to fill gaps in available testing and provided the framework for LDT regulation. Today, all laboratories must have appropriate CLIA accreditation, overseen by the Centers for Medicare and Medicaid Services (CMS), to perform LDTs.

Historically, the FDA has exercised enforcement discretion for LDTs, allowing labs to offer tests with little input from the agency. However, on May 6, 2024, the FDA issued a final rule in which it announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory will generally fall under the same enforcement approach as medical devices. If implemented, this phase out of enforcement discretion will take place over several years.

Congress is also working on legislative language that would clarify the FDA’s authority with respect to LDTs – and if enacted, would potentially supersede the final rule. In this regard, the “Verifying Accurate Leading-edge IVCT Development Act,” or VALID Act, was most recently introduced in March 2023. The bill proposes a risk-based approach that would subject many LDTs to FDA regulation by creating a new in vitro clinical test, or IVCT, category of regulated products. As proposed, the bill would grandfather many existing LDTs from the proposed premarket approval, quality systems, and labeling requirements, respectively, but would require such tests to comply with other regulatory requirements (e.g., registration/listing, adverse event reporting). To market a high-risk IVCT, reasonable assurance of analytical and clinical validity for the intended use would be needed to be established. Under VALID, a precertification process would be established that would allow a laboratory to establish that the facilities, methods, and controls used in the development of its IVCTs meet quality system requirements. If pre-certified, low-risk IVCTs developed by the laboratory and falling within the scope of the FDA’s precertification order would not be subject to test-specific pre-market review. The new regulatory framework would include quality control and post-market reporting requirements. The FDA would have the authority to withdraw approvals for IVCTs for various reasons, including (for example) if there were a reasonable likelihood that the test would cause death or serious adverse health consequences. However, we cannot predict if this (or any other bill) will be enacted in its current (or any other) form and cannot quantify the effect of such proposals on our business.

To the extent that the FDA ultimately regulates certain LDTs, whether via final rule, final guidance, or as instructed by Congress, our LDTs may be subject to certain additional regulatory requirements. Complying with the FDA’s requirements may be expensive, time-consuming, and subject us to significant or unanticipated delays. Insofar as we may be required to obtain premarket clearance or approval to perform an LDT, we cannot assure you that we will be able to obtain such authorization. Even if we obtain regulatory clearance or approval where required, such authorization may not be for the intended uses that we believe are commercially attractive or are critical to the commercial success of our tests. As a result, the application of the FDA’s requirements to our tests could materially and adversely affect our business, financial condition, and results of operations.

Compliance with the FDCA for a medical device includes, among other things, registration and listing, quality system regulations, and premarket authorization. Failure to comply with applicable FDA regulatory requirements may trigger a range of enforcement actions by the FDA, including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

Risks associated with the new landscape of LDTs include but are not limited to:

•
Our inability to implement quality standards included in the new guidelines
•
Our inability to implement all FDA requirements for medical device LDTs
•
Backlog at the FDA for review of submission
•
Additional regulations being adopted by the FDA
•
Increased timeline to product launch, delaying revenue for the company
•
Increased regulatory oversight resulting in delays for product launch
•
Increased costs of product development and regulatory compliance, including:
o
More expansive validation study design
o
Hiring additional regulatory compliance talent

o
Hiring additional statistical experts
o
Other unanticipated costs

Changing, new and/or emerging government regulations, including healthcare legislative reform measures, may adversely affect us.

Our nanoparticle and microparticle technologies and pipeline oncology products and laboratory test are being developed under existing government criteria, which are subject to change in the future. Clinical and/or pre-clinical criteria and cGMP manufacturing requirements may change and additional regulatory burdens may be imposed. Any regulatory review committees and advisory groups and any contemplated new guidelines may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we may be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product candidate to market could decrease our ability to generate sufficient revenue to maintain our business. Divergence in regulatory criteria for different regulatory agencies in international jurisdictions could result in the repeat of clinical studies and/or preclinical studies to satisfy local territory requirements, resulting in the repeating of studies and/or delays in the regulatory process. Some territories may require clinical data in their indigenous population, resulting in the repeat of clinical studies in whole or in part. Some territories may object to the formulation ingredients in the final finished product and may require reformulation to modify or remove objectionable components; resulting in delays in regulatory approvals. Such objectionable reformulations include, but are not limited to, human or animal components, Bovine Spongiform Encephalopathy and/or Transmissible Spongiform Encephalopathy risks, banned packaging components, prohibited chemicals, and banned substances. There can be no assurances that the FDA or foreign regulatory authorities will accept our pre-clinical and/or clinical data.

Anticipated or unanticipated changes in the way or manner in which the FDA or other regulators regulate products or classes and groups of products, including LDTs, can delay, further burden, or alleviate regulatory pathways that were once available to other products. There are no guarantees that such changes in the FDA’s or other regulators’ approach to the regulatory process will not deleteriously affect some or all of our product candidates or product applications.

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

On May 6, 2024, the FDA issued a final rule in which it announced it was phasing out its general enforcement discretion approach so that LDTs manufactured by a laboratory will generally fall under the same enforcement approach as medical devices. At this time it is unclear whether the current Administration will rescind, revise, or continue with this regulatory scheme or if it will be superseded by Congressional action. Complying with these FDA requirements, or adapting to revised requirements applicable to LDTs, may be costly and may cause delays in our plans to commercialize the CNSideTM Test.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or EU Member State level may result in significant additional requirements or obstacles that may increase our operating costs.

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

Adequate coverage and reimbursement from third party payors may not be available for our product candidates, which could diminish our sales or adversely affect our ability to sell our products profitably.

In both U.S. and non-U.S. markets, our ability to successfully commercialize and achieve market acceptance of our product candidates, if approved, depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. Without third party payor reimbursement, patients may not be able to obtain or afford prescribed medications. In addition, coverage and reimbursement guidelines and restrictions set by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. The demand for, and the profitability of, our products could be materially harmed if the state Medicaid programs, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms.

As part of the overall trend toward cost containment, third party payors often require prior authorization for, and require reauthorization for continuation of, prescription products or impose step edits, which require prior use of another medication, usually a generic or preferred brand, prior to approving coverage for a new or more expensive product. Such restrictive conditions for reimbursement and an increase in reimbursement-related activities can extend the time required to fill prescriptions and may discourage patients from seeking treatment. We cannot predict actions that third party payors may take, or whether they will limit the access and level of reimbursement for our product candidates, if commercialized or refuse to provide any approvals or coverage.

Third party payors increasingly examine the cost-effectiveness of pharmaceutical products, in addition to their safety and efficacy, when making coverage and reimbursement decisions. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost-effectiveness of our products. If our competitors offer their products at prices that provide purportedly lower treatment costs than our products, or otherwise suggest that their products are safer, more effective or more cost-effective than our products, this may result in a greater level of access for their products relative to our products, which would reduce our sales and harm our results of operations. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefit coverage and reimbursement and co-pay policies. Because some of our product candidates, once commercialized, may compete in a market with both branded and generic products, obtaining and maintaining access and reimbursement coverage for our products may be more challenging than for products that are new chemical entities for which no therapeutic alternatives exist. If our competitors offer a clinical lab test that competes with our CNSideTM Test but is viewed by clinicians or payers as being more cost effective or having greater clinical utility, we may not be able to realize the expected benefits of our test.

Some intellectual property that we have in-licensed has been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”), and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in” rights). The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Orphan drug designation may not ensure that we will enjoy market exclusivity in a particular market, and if we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.

In September 2020, the FDA granted both orphan drug designation and Fast Track designation to REYOBIQ™ for the treatment of patients with GBM. In November 2021, the FDA granted Fast Track designation to REYOBIQ™ for the treatment of patients with LM. In March 2025, the FDA granted orphan drug designation to REYOBIQ™ for the treatment of LM in patients with lung cancer. A product candidate that receives orphan drug designation can benefit from potential commercial benefits following approval. Under the U.S. Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, defined as affecting a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 10,000 persons in the EU. Currently, this designation makes the product eligible for market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug is indicated for, which can be narrower than the orphan drug designation, nor does it prevent drug products containing a different active moiety from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same indication if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs. In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. Notwithstanding orphan drug designation for some of our product candidates, we may not enjoy market exclusivity in a particular market, and if we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.

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

We are dependent on sole source suppliers to manufacture the active pharmaceutical ingredients (“API”) and certain other components of our nanomedicine product candidates. There is no assurance that these sole source suppliers will enter into supply agreements with us to provide contractual assurance to us around supply and pricing. Regardless of whether a sole source supplier enters into a written supply arrangement with us, such supplier could still delay, suspend, or terminate supply of raw materials to us for a number of reasons, including manufacturing or quality issues, payment disputes with us, bankruptcy or insolvency, or other occurrences.

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

The in-licensing and acquisition of these technologies is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire product candidates or technologies that we may consider attractive. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. Furthermore, we may be unable to identify suitable product candidates or technologies within our area of focus. If we are unable to successfully obtain rights to suitable product candidates or technologies or to successfully complete any additional transactions of the nature described above, our business, financial condition and prospects could suffer. In addition, even if we are able to successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We must maintain quality controls and compliance with manufacturing standards.

The manufacture of our product candidates is, and the manufacture of any future drug, device, and/or cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacture of drug and device products for human use is subject to extensive regulation and inspection from time to time by the FDA for compliance with the FDA’s cGMP, the Quality System Regulation (“QSR”), as well as equivalent requirements and inspections by state and foreign. regulatory authorities. There can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with QSRs or other requirements and request, or seek remedial action.

Failure to comply with such regulations or a potential delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, injunctions, civil penalties, FDA refusal to grant pre- market approvals or clearances of future or pending product submissions, fines, recalls, import or seizures of products, total or partial suspensions of production and criminal prosecution. There can be no assurance that after such occurrences that we will be able to obtain additional necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or the loss of previously received approvals or clearances could have a substantial negative effect on our results of operations and financial condition.

If we are unable to identify, hire and/or retain key personnel, we may not be able to sustain or grow our business.

We maintain a small executive team. Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain, and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial and financial personnel. We compete for talent with numerous companies, as well as universities and non-profit research organizations. In the future, we may hire a significant number of scientists, quality and regulatory personnel, and other technical staff with the requisite expertise to support and expand our nanomedicine business. The manufacturing of our oncology drug assets is a highly complex process that requires significant experience and know-how. If we are unable to attract personnel with the necessary skills and experience to reestablish and expand our nanomedicine business, which is currently conducted out of our Houston, Texas facility, our business could suffer.

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

The clinical use of our product candidates exposes us to the risk of product liability claims. This risk exists even if a product or product candidate is approved for commercial sale by applicable regulatory authorities and manufactured in facilities regulated by such authorities. Our product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse, or abuse associated with our product candidates could result in injury to a patient or even death. For example, REYOBIQ™ and 188RNL-BAM are cytotoxic, or toxic to living cells, and, if incorrectly or defectively manufactured or labeled, or incorrectly dosed or otherwise used in a manner not contemplated by its label, could result in patient harm and even death. In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury.

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

A failure to adequately protect health information could result in severe harm to our reputation and subject us to significant liabilities, each of which could have a material adverse effect on our business.

Throughout the clinical trial process, we may obtain the health information of our trial subjects. There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. For example, HIPAA imposes privacy, security, breach reporting obligations, and mandatory contractual terms on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. We could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The Federal Trade Commission ("FTC") also sets expectations for taking appropriate steps to safeguard consumers' personal information, and providing a level of privacy or security commensurate to promises made to individuals. The FTC expects a company's data privacy and security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Failure to meet these standards may constitute unfair or deceptive acts or practices in violation of Section 5 of the FTC Act. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. Enforcement by the FTC under the FTC Act and Health Breach Notification Rule can result in civil penalties or enforcement actions.

Most states have laws requiring notification of affected individuals and state regulators (breach notification laws) in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. For example, in California, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”) establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California consumers, as that term is defined by law. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California consumers have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Other jurisdictions have enacted or proposed similar legislation and/or regulations, such as consumer privacy laws that went into effect in 2023 in Virginia, Colorado, Utah, and Connecticut. Health-specific Consumer privacy laws were also passed in multiple other states, including consumer health privacy laws in Washington and Nevada, which govern consumer health data.

Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. For example, the EU’s General Data Protection Regulation, including as implemented in the UK (collectively “GDPR”) imposes fines of up to EUR 20 million or 4% of the annual global revenue of a noncompliant company, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Canada’s Personal Information Protection and Electronic Documents Act and other data protection, privacy and similar national, state/provincial and local laws may also restrict the access, use and disclosure of patient health information abroad. Moreover, as a result of the broad scale release and availability of Artificial Intelligence (AI) technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers, or to alleviate problems caused by such breaches. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future.

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

We recently acquired the CNSideTM diagnostic portfolio, and we may not be successful in our efforts to develop, fully utilize and monetize it.

In April 2024, we completed the acquisition of substantially all of the right, title and interest in CNSideTM, including the CNSide Test, which is designed to detect, quantify, and monitor tumor status in LM. We are currently evaluating and developing our business plan for developing the CNSideTM diagnostic portfolio alongside our lead radio therapeutic candidate, rhenium (186Re) obisbemeda, and seeking partnering opportunities for CNSideTM but there can be no assurances that we will be able to develop the technology to allow for commercial applications, or successfully utilize and fully integrate CNSideTM into our operations. We may not generate revenues from or realize the anticipated benefits of CNSideTM within our expected timeline or at all.

Clinical laboratories are highly regulated and if we are unable to maintain compliance with these regulations, or if the regulations change in ways that make it more difficult or costly to comply, our financial condition and our business may be harmed.

Clinical laboratories in the U.S. must maintain compliance with the federal CLIA standards and with applicable state law licensure requirements, and if we are unable to do so we may be unable to offer the CNSideTM Test to patients. In order to be commercially viable, clinical lab tests must be covered and reimbursed by third party payers. If payers fail to cover the test, impose restrictions on the scope of coverage, or do not provide sufficient reimbursement for the CNSideTM Test we may be unable to realize the expected benefits of the test and may not be able to offer it within the expected timeline, or at all.

Our relationships with customers, healthcare providers, including physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, including physicians, and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval and the ordering of the CNSideTM Test. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals and patients. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws are described in greater detail in Item 1: Business: Other U.S. Healthcare Laws and Compliance Requirements.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations, any of which could harm our business.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Risks Relating to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property.

Our success depends in part on our ability to obtain and maintain patent, trademark, and trade secret protection of our platform technology and current product candidates, including but not limited to our nanomedicine product candidates, including REYOBIQ™ and 188RNL-BAM, and our CNSideTM Platform, as well as successfully defending our intellectual property against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our platform technology and/or our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
we, NanoTx, or UTHSCSA, as the case may be, might not have been the first to file patent applications for REYOBIQ™ or 188RNL-BAM;
•
we, or Biocept, as the case may be, might not have been the first to file patent applications for the CNSideTM Platform;
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
•
others may be able to make or use compounds that are the same or similar to the REYOBIQ™ or 188RNL-BAM product candidates but that are not covered by the claims of our patents;
•
we may not be able to detect infringement against our patents, which may be especially difficult for manufacturing processes or formulation patents, such as the patents/applications related to REYOBIQ™ or 188RNL-BAM;
•
the API used in REYOBIQ™, 186-Re, is routinely produced in nuclear reactors or at a particle accelerator and is commercially available as 186-Re Sulfide for isotropic radiation synovectomy of medium sized joints and in developing countries as 186-Re-HEDP for bone pain palliation;
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

Risks Relating to the Issuances of Capital Stock, the Securities Markets and an Investment in our Common Stock

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

Our certificate of incorporation allows us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock.

Significant additional capital will be needed in the future to continue our planned operations, including further development of our product candidates, preparing IND or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our shares of common stock.

We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, including without stockholder approval, in a number of circumstances. The issuance of additional shares or other equity securities of equal or senior rank would result in a decrease in existing stockholders’ proportionate ownership interest in us and the relative voting strength of each previously outstanding share of common stock, and may adversely affect the market price of our common stock.

Stockholders will suffer substantial additional dilution if certain provisions in the outstanding March 2025 Warrants are utilized.

On March 4, 2025, we entered into a securities purchase agreement (the “March 2025 Purchase Agreement”) with accredited investors, including certain of our existing stockholders, identified on the signature page thereto (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”) for gross proceeds of approximately $15.0 million. Pursuant to the March 2025 Purchase Agreement, we issued an aggregate of 4,069,738 shares (the “March 2025 Private Placement Shares”) of our common stock and 23,972,400 Prefunded Warrants, with each March 2025 Private Placement Share or Prefunded Warrant accompanied by (i) a Series A common warrant (the “March 2025 Series A Warrants”) to purchase one share of common stock and (ii) one Series B common warrant (the “March 2025 Series B Warrants” and together with the March 2025 Series A Warrants, the “March 2025 Warrants”) to purchase one share of common stock.

Certain provisions in our outstanding March 2025 Warrants may result in significant dilution. The exercise price of the March 2025 Warrants will reset to a price equal to the greater of (i) the floor price of $0.132 (the “Floor Price”), and (ii) the lowest volume weighted average price (“VWAP”) during a period commencing on the first trading day immediately following the later of (x) the earlier of (A) the first trading day after the initial registration statement that we are required to file to register the resale of the securities in the March 2025 Private Placement, or (B) the first trading day after the date on which the holder of those securities can sell them pursuant to Rule 144 under the Securities Act of 1933, as amended, without restriction or limitation, or (y) the first trading day after stockholder approval of certain provisions of the March 2025 Warrants is obtained, and the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate exercise price will remain unchanged.

Subject to certain exceptions, if we sell any common stock (or securities convertible into or exercisable into common stock) at a price per share (or conversion or exercise price, as applicable) less than the exercise price of the March 2025 Series A Warrants then in effect, then the exercise price of the March 2025 Series A Warrants will be reduced to such lower price, but no lower than the Floor Price, and the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate exercise price will remain unchanged.

Under the alternative cashless exercise option of the March 2025 Series B Warrant, a holder has the right to receive an aggregate number of shares equal to three times the aggregate number of shares of common stock that would be issuable upon a cash exercise of the March 2025 Series B Warrant, without any further payment to us.

Finally, if at any time there occurs any share split, share dividend, share combination recapitalization or other similar transaction involving our common stock and the lowest daily VWAP during the period commencing on the trading day immediately following the applicable date of share combination event and ending on the fifth trading day immediately following such date is less than the exercise price of the March 2025 Warrants then in effect, then the exercise price of the March 2025 Warrants will be reduced to the lowest daily VWAP during such period (subject to a minimum exercise price of the Floor Price), and the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate exercise price will remain unchanged.

If any of the provisions described above are utilized, our stockholders would suffer substantial additional dilution.

There are a large number of shares of common stock underlying our outstanding Warrants and Prefunded Warrants and the sale of these shares may depress the market price of our common stock and cause immediate and substantial dilution to our existing stockholders.

As of March 21, 2025, we had 16,999,626 shares of common stock issued and outstanding. In addition, we had the March 2025 Warrants outstanding, as well as the Prefunded Warrants, Series A Warrants and Series B Warrants under the May 2024 Purchase Agreement, and 84,767 shares available for grant under our stock incentive plans. The issuance of shares upon exercise of our March 2025 Warrants, Prefunded Warrants, Series A Warrants and Series B Warrants under the May 2024 Purchase Agreement and options will cause immediate and substantial dilution to our stockholders and any sale thereof may depress the market price of our common stock.

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

We use a risk-based approach with respect to our use and oversight of third-party service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider. We use a number of means to assess cyber risks related to our third-party service providers, including conducting due diligence in connection with onboarding new vendors. We also seek to include appropriate security terms in our contracts, where applicable as part of our oversight of third-party providers.

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

Governance

Management Oversight

The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Information Technology and Facilities Director (the “ITFD”). Our ITFD is a third-party consultant, from whom we have a dedicated resource who specializes in the industry and has over 25 years of experience addressing cybersecurity risks. Our ITFD is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. Our CFO oversees the ITFD and briefs our Board on cybersecurity matters, including the nature and design of our cybersecurity program, and threats, events, and program enhancements.

Board Oversight

While the Board has overall responsibility for risk oversight, the Board delegated to the audit committee of the Board the responsibility for assisting the Board with cybersecurity disclosure matters. In its oversight role, the Board is expected to specifically consider risks that relate to the reputation of the Company and the general industry in which we operate, including with respect to privacy, information technology and cybersecurity and threats to technology infrastructure.

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

Item 2. Properties

Our corporate offices are in Houston, Texas. As of December 31, 2024, we had lease agreements for office space in Charlottesville, Virginia and San Antonio, Texas, which we vacated in February 2025, and paid an aggregate of approximately $16,000 in rent per month for these properties.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

Market Information

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “PSTV.”

As of March 21, 2025, the Company had approximately seventeen record holders of common stock. Because many of the Company’s outstanding shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these record holders.

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

Equity Compensation Plan Information

The following table gives information as of December 31, 2024 about shares of our common stock that may be issued upon the exercise of outstanding options, and shares remaining available for issuance under all of our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	23,897	$43.42	62,908
Equity compensation plans not approved by security holders (2)	574,643	$5.57	692,596
Total	598,540	$7.08	755,504

1.
Represents (i) options outstanding that were issued under the 2004 Stock Option and Stock Purchase Plan which expired in August 2004 and (ii) the 2015 New Employee Incentive Plan.
2.
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

Overview

Plus Therapeutics is a U.S. pharmaceutical company developing targeted radiotherapeutics with advanced platform technologies for central nervous system (“CNS”) cancers. Our novel radioactive drug formulations and medical devices and therapeutic candidates are designed to deliver safe and effective doses of radiation to tumors. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient-absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

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

Our lead radiotherapeutic candidate, REYOBIQ™ (rhenium (186Re) obisbemeda), is designed specifically for CNS cancers including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”) by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. Our acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”), is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

On April 26, 2024, we acquired all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio known as the CNSide® Platform from Biocept, Inc. (“Biocept”), which is currently being utilized in the ReSPECT-LM clinical trial funded by the Cancer Prevention and Research Institute of Texas (“CPRIT”). In connection with our business plan for developing the CNSide™ Platform, we formed CNSide Diagnostics, LLC (“CNSide Diagnostics”), a wholly owned subsidiary of the Company, and our board of directors appointed a board of managers for CNSide Diagnostics. We are planning for the CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide™ Test”), which is a laboratory developed test (“LDT”), to be re-introduced to the U.S. market starting in the second quarter of 2025 after we complete a number of steps related to certifications, state licensure, payor coverages, reimbursement codes and financing.

In March 2025, we moved our headquarters to Houston, Texas, in proximity to world-class cancer institutions and researchers.

Pipeline

Our most advanced investigational drug, REYOBIQ™, is a patented radiotherapy potentially useful for patients with CNS and other cancers. We announced in March 2025 that the U.S. Food and Drug Administration (“FDA”) conditionally accepted the proprietary name REYOBIQ™ to be used by us for rhenium (186Re) obisbemeda. Preclinical study data describing the use of REYOBIQ™ for several cancer targets have been published in peer-reviewed journals and reported at a variety of medical society peer-reviewed meetings. Besides GBM, LM and PBC, REYOBIQ™ has been reported to have potential applications for head and neck cancer, ovarian cancer, breast cancer and peritoneal metastases.

The REYOBIQ™ technology was part of a licensed radiotherapeutic portfolio that we acquired from NanoTx, Corp. (“NanoTx”) on May 7, 2020. The licensed radiotherapeutic has been evaluated in preclinical studies for several cancer targets and we have an active $3.0 million award from U.S. National Institutes of Health/National Cancer Institute which is expected to provide financial support for the continued clinical development of REYOBIQ™ for recurrent GBM through the completion of a Phase 2 clinical trial, including enrollment of up to 55 patients.

On August 29, 2022, we announced feedback from a Type C meeting with the FDA regarding Chemistry, Manufacturing and Controls practices.

The FDA indicated agreement with our proposed application of cGMP guidance for radiotherapeutics, small molecule drug products and liposome drug products for REYOBIQ™ in support of ongoing and future GBM clinical trials, manufacturing scale up, and commercialization. Alignment with the FDA includes support of our proposed controls and release strategy for new drug substance and new drug product. Because this product is identical for recurrent GBM, LM, and PBC, we believe alignment will be consistent for REYOBIQ™ used in other clinical development programs, including LM and PBC.

REYOBIQ™ versus External Beam Radiation Therapy for Recurrent GBM

REYOBIQ™ is a novel injectable radiotherapy designed to deliver targeted, high dose radiation directly into GBM tumors in a safe, effective, and convenient manner that may ultimately prolong patient survival. REYOBIQ™ is composed of the radionuclide Rhenium-186 and a nanoliposomal carrier, and is infused in a highly targeted, controlled fashion, directly into the tumor via precision brain mapping and CED catheters. Potential benefits of REYOBIQ™ compared to standard external beam radiotherapy or external beam radiation therapy (“EBRT”) include:

•
The REYOBIQ™ radiation dose delivered to patients may be up to 20 times greater than what is possible with commonly used EBRT, which, unlike EBRT and proton beam devices, spares normal tissue and the brain from radiation exposure.
•
REYOBIQ™ can be visualized in real-time during administration, possibly giving clinicians better control of radiation dosing, distribution and retention.
•
REYOBIQ™ potentially more effectively treats a bulk tumor and microscopic disease that has already invaded healthy tissue.
•
REYOBIQ™ is infused directly into the targeted tumor by CED catheter insertion using MRI guided software to avoid critical patient neurological structures and neural pathways and also bypasses the blood brain barrier, which delivers the therapeutic product where it is needed. Importantly, it reduces radiation exposure to healthy cells, in contrast to EBRT, which passes through normal tissue to reach the tumor, continuing its path through the tumor, hence being less targeted and selective.
•
REYOBIQ™ is given during a single, short, in-patient hospital visit, and is available in all hospitals with nuclear medicine and neurosurgery, while EBRT requires out-patient visits five days a week for approximately four to six weeks.

ReSPECT-GBM Trial for Recurrent GBM

GBM affects approximately 15,000 patients annually in the U.S. and is the most common and lethal form of brain cancer. The average life expectancy with GBM is less than 24 months, with a one-year survival rate of 40% and a five-year survival rate of around 5%. There is no clear standard of care for recurrent GBM and the few currently approved treatments provide only marginal survival benefit and are associated with significant side effects, which limit dosing and prolonged use. Approximately 90% of patients experience GBM tumor recurrence at or near the original tumor location, yet there are no FDA-approved treatments in the recurrent or progressive setting that can significantly extend a patient’s life. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains and tumor regrowth occurs within months. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved the overall survival (“OS”) for GBM patients over past decades, and a significant unmet medical need persists.

While EBRT has been shown to be safe and has temporary efficacy in many malignancies including GBM, typically at absorbed, fractionated radiation dose of ~30 Gray in GBM, this maximum possible administered dose is always limited by toxicity to the normal tissues surrounding the malignancy and because EBRT requires fractionation to manage toxicity and maximum EBRT limits are typically reached before long-term efficacy reached. Because of this limitation, EBRT cannot provide a cure or long-term control of GBM and GBM always recurs within months after EBRT. In contrast, locally delivered and targeted radiopharmaceuticals that precisely deliver radiation in the form of beta particles such as Iodine-131 for thyroid cancer, are known to be safe and effective and minimize exposure to normal cells and tissues especially with optimal administered dose and minimizing exposure to normal tissue. The locally delivered REYOBIQ™ is designed for and provides patient tolerability and safety. Though no REYOBIQ™ head-to-head trial with chemo, immune, EBRT or systemic radiopharmaceutical products have been conducted, patient tolerability and safety considerations have been reported as expected.

In September 2020, the FDA granted both orphan drug designation and Fast Track designations to REYOBIQ™ for the treatment of patients with GBM.

REYOBIQ™ is under clinical investigation in a Phase 1/2 multicenter, sequential cohort, open-label, volume and dose escalation study (“ReSPECT-GBM”) of the safety, tolerability, and distribution of REYOBIQ™ given by CED catheters to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment. The trial is funded through Phase 2 in large part by a National Institute of Health/National Cancer Institute grant.

On January 18, 2023, we announced that the first patient was dosed in Phase 2 of the ReSPECT-GBM Phase 1/2 trial evaluating REYOBIQ™ for the treatment of recurrent GBM. Phase 2 of the trial is expected to enroll up to 34 total patients with small- to medium-sized tumors and is targeted for full enrollment by the end of 2025. We currently have four clinical sites, and expect a data read-out by the end of 2025.

On September 30, 2024, we showcased new interim ReSPECT-GBM Phase 2 Trial Data at the 2024 Congress of Neurological Surgeons Annual Meeting that included the following findings as of that date:

•
42 total patients enrolled in ReSPECT-GBM trial at 3 sites, with 19 out of 42 patients having been treated at the recommended Phase 2 dose (22.3 mCi in 8.8 mL) in tumors of approximately 20 cm3 or less.
•
All Phase 2 patients have recurrent, histologically confirmed glioblastoma; 1 recurrence, bevacizumab naïve, single tumor of approximately 20 cm3 or less (small-to-medium sized tumors).
•
Average tumor size in Phase 2 was 7.5 mL (range 0.9-22.8 mL).
•
Increases in absorbed dose correlated with specific drug delivery parameters such as infused dose and volume, maximal convection flow rate, and number of catheters.
•
REYOBIQ™ continues to show a favorable safety profile in the 42 enrolled patients; one dose-limiting toxicity (hemiplegia) has been reported, which was observed in Cohort 8 (41.5 mCi and 16.3 mL).
•
In Phase 2, most adverse events were mild (73.5%) or moderate (18.8%), and largely unrelated (37.7%), or unlikely related (27.1%) to the drug. Of the 9 severe adverse events, only 2 were related to the study drug.
•
Average absorbed radiation dose to the tumor in Phase 2 was 300 Gy (n=18, 1 patient still under analysis).
•
88.9% of Phase 2 patients met key CED drug delivery parameters shown to correlate with overall survival, achieving a tumor absorbed dose >100 Gy and radiation coverage of >70%.
•
29 out of 42 patients treated thus far participated in the Phase 1 dose escalation phase of the trial (as per protocol, 6 out of 42 patients were included in both the Phase 1 and Phase 2 trial arms and related analyses).
•
Phase 1 dose-escalation increased administered doses from 1.0 mCi to 41.5 mCi and volumes from 0.66 mL to 16.3 mL.
•
In terms of objective tumor response based on quantitative image analysis, a statistically significant reduction in tumor volume rate change was seen in tumors receiving > 100 Gy absorbed dose (n=11 patients analyzed to date, p<0.005). Sufficient tumor coverage correlated with tumor control, while regrowth occurred outside treated areas.

We completed Phase 1 of our ReSPECT-GBM Trial and are targeting full enrollment into Phase 2 by the end of 2025.

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

The ReSPECT-LM Phase 1 clinical trial (ClinicalTrials.gov NCT05034497) was preceded with preclinical studies in which tolerance to doses of REYOBIQ™ as high as 1,075 Gy were shown in animal models with LM without significant observed toxicity. Furthermore, treatment led to a marked reduction in tumor burden in both C6 and MDA-231 LM models.

Upon receiving acceptance of our Investigational New Drug application and Fast Track designation by the FDA for REYOBIQ™ for the treatment of LM in November 2021, we initiated the trial and began screening patients for the ReSPECT-LM Phase 1 clinical trial in the fourth quarter of 2021.

ReSPECT-LM is a multi-center, sequential cohort, open-label, dose escalation study evaluating the safety, tolerability, and efficacy of a single-dose application of REYOBIQ™ administered through intrathecal infusion to the ventricle of patients with LM after standard surgical, radiation, and/or chemotherapy treatment. The primary endpoint of the study is the incidence and severity of adverse events and dose limiting toxicities, together with determining the maximum tolerated and recommended Phase 2 dose. Full enrollment in the Phase 1 trial was achieved at the end of 2024, and we announced the trial completion on February 26, 2025. Trial closeout procedures are now taking place including final data review and monitoring, and a clinical study report and manuscript will be prepared.

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQ™ for the treatment of patients with LM through Phase 2 of the ReSPECT-LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ™ based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of December 31, 2024, we had received approximately $10.4 million in milestone payments under the CPRIT Contract.

Interim results showed that a single treatment with REYOBIQ™ resulted in a consistent decreased cerebrospinal fluid (“CSF”) tumor cell count/ml and was tolerated by all LM patients. REYOBIQ™ is an outpatient administration and treatment and is easily and safely administered through a standard intraventricular catheter (Ommaya Reservoir), distributed promptly throughout the CSF, and with durable retention in the leptomeninges at least through day seven. All patients have shown well tolerated prompt and durable REYOBIQ™ distribution throughout the subarachnoid space.

In November 2023, the FDA granted orphan drug designation to REYOBIQ™ for the treatment of patients with breast cancer with LM.

On December 12, 2023, we announced our partnership with K2bio to implement novel analysis for CSF tumor and molecular biomarkers for CNS cancers.

On February 26, 2025, we announced the completion of the ReSPECT-LM Phase 1 single-dose escalation trial, having determined a recommended Phase 2 dose. Enrollment in Cohort 6 was completed (75.0 mCi). The Cohort 4 dose (44.1 mCi) was determined to be the recommended Phase 2 dose with no dose-limiting toxicities observed at that dose level. One patient at the Cohort 4 dose was observed to have achieved a complete response, as evidenced by the eradication of tumor cells in the cerebrospinal fluid—a key therapeutic endpoint.

We anticipate beginning enrollment for a ReSPECT-LM Multi-Dose trial in the first half of 2025. In March 2025, the FDA granted orphan drug designation to REYOBIQ™ for the treatment of LM in patients with lung cancer.

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

In August 2021, we announced plans for treating pediatric brain cancer at the 2021 American Association of Neurological Surgeons Annual Scientific Meeting. In July 2021, we reported that we had received FDA feedback pertaining to a pre-Investigational New Drug Application (“IND”) meeting briefing package in which the FDA stated that we are not required to perform any additional preclinical or toxicology studies.

Given the initial FDA feedback, receipt of adult GBM data and experience with REYOBIQ™ and follow-up communications with the FDA, we submitted a pediatric brain tumor IND for our ReSPECT-PBC clinical trial to investigate the use of REYOBIQ™ in two pediatric brain cancers, high-grade glioma and ependymoma, in the fourth quarter of 2024.

Pediatric high-grade gliomas can be found almost anywhere within the CNS; however, they are most commonly found within the supratentorium. The highest incidence of supratentorial, high-grade gliomas in pediatrics appears to occur in children aged 15 to 19 years, with a median age of approximately nine years. Overall, pediatric high-grade glioma confers a three-year progression free survival (“PFS”) of 11 ± 3% and three-year OS of 22 ±5%. One-year PFS is as low as 40% in recent trials. Ependymomas are slow-growing central nervous system tumors that involve the ventricular system. Diagnosis is based on MRI and biopsy and survival rate depends on tumor grade and how much of the tumor can be removed. Grade II pathology was associated with significantly improved OS compared to Grade III (anaplastic) pathology (five-year OS = 71 ± 5% vs. 57 ± 10%; p = 0.026). Gross total resection compared to subtotal resection was associated with significantly improved OS (five-year OS = 75 ± 5% vs. 54 ± 8%; p = 0.002).

Overall, pediatric HGG and ependymoma are extremely difficult-to-treat pediatric brain tumors, frequently aggressive, and in recurrent settings, carry an extremely poor prognosis.

Effective September 1, 2024, we entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million fund for research and development purposes (“DoD Award”) over a three-year period. The DoD Award will be used to support the planned expansion of our clinical trial for pediatric brain cancer. We anticipate beginning enrollment for our Phase 1 ReSPECT-PBC clinical trial in 2025.

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

Preclinical data from an ex vivo embolization experiment in which Technetium99m-BAM was intra-arterially delivered to a bovine kidney perfusion model was presented at the Society of Interventional Radiology Annual Scientific Meeting. The study concluded that the technology required for radiolabeling BAM could successfully deliver, embolize and retain radiation in the target organ. 188RNL-BAM is a preclinical investigational device we intend to further develop and move into clinical trials. Specifically, in 2022 we transferred the 188RNL-BAM technology from UTHSCSA, and began planning to develop the product and complete early preclinical studies to support a future FDA IND submission. Our intended initial clinical target is liver cancer which is the sixth most common and third deadliest cancer worldwide. It is a rare disease with increasing U.S. annual incidence (42,000) and deaths (30,000).

The FDA has informed us that 188RNL-BAM will be regulated as a medical device under the FDCA.

The CNSide™ FORESEE Trial

The CNSide™ Platform consists of four LDTs used for treatment selection and treatment monitoring of patients with LM. The CNSide™ Platform facilitates tumor cell detection/enumeration and biomarker identification using cellular assays (immunocytochemistry (ICC) and fluorescence in situ hybridization (FISH)) and molecular assays (next-generation sequencing (NGS)). The CNSide™ Test is currently being used in the ReSPECT-LM trial as an exploratory endpoint and we are planning to re-introduce it to the US market starting in the second quarter of 2025.

In August 2024, data from the CNSideTM FORESEE clinical trial in patients with LM was presented at the Society for Neuro-Oncology (“SNO”) / American Society for Clinical Oncology (“ASCO”) CNS Metastases Conference. The trial met its key primary and secondary endpoints and the data showed that the CNSideTM Test more than doubled the diagnostic sensitivity versus gold standard cerebrospinal fluid cytology and influenced clinical management decisions in over 90% of LM cases.

On November 24, 2024, CNSide Diagnostics presented data at the 2024 SNO Annual Meeting from the FORESEE trial showcasing the CNSide™ Platform’s utility in diagnosing and guiding clinical decision making for breast cancer and non-small cell lung cancer patients with LM.

Key highlights included:

•
The FORESEE trial achieved its primary endpoint, demonstrating that the CNSide™ Test influenced treatment decisions in over 90% of cases evaluated, surpassing the predetermined 20% primary endpoint target.
•
The CNSide™ Test demonstrated enhanced sensitivity in detecting tumor cells (80%) vs. CSF cytology (29%) in patients with LM.
•
The CNSide™ Test identified actionable mutations in the CSF, such as HER2 amplification, influencing 24% of therapeutic selection decisions.

•
The CNSide™ Test exhibited high specificity, with no tumor cells detected in patients without LM.
•
The CNSide™ Test demonstrated improved Negative Predictive Value in ruling out LM (25%) vs. CSF cytology (10%).
•
The CNSide™ Test revealed HER2 positivity in LM tumors in 60% of breast cancer patients with HER2-negative primary tumors, informing physician treatment strategies.

Recent Developments

Recent Financings

Refer to the “Liquidity and Capital Resources” section below for information on our recent financings.

Manufacturing agreement with SpectronRX

On November 5, 2024, we entered into a manufacturing services agreement for drug product development and manufacturing (the “SpectronRx Services Agreement”) with NukeMed, Inc. d/b/a SpectronRx (“SpectronRx”), pursuant to which SpectronRx will process development and manufacturing clinical investigational pharmaceutical products to support our clinical programs. Pursuant to the SpectronRx Services Agreement, an initial proposal for drug product development and manufacturing under the SpectronRx Services Agreement is expected to become effective in the third quarter of 2025.

Under the SpectronRx Services Agreement, we will own all rights and interest in all intellectual property, including rights (i) related to copyright, patent, trademark, or other right to ideas, inventions, products, programs, procedures, process, formats, and other materials, (ii) developed solely by us in connection with developing, formulating, manufacturing, filing, processing, packaging, analyzing or testing of a (a) pharmaceutical ingredient or any intermediate thereof (“API/Drug Substance”), (b) drug product comprised of API/Drug Substance (“Drug Candidate”), or (c) intermediate(s) of (a) or (b) (together with API/Drug Substance and Drug Candidate, the “Product”), or (iii) directly related to the services rendered by SpectronRx or its subcontractors. SpectronRx will own all rights and interest in the intellectual property owned by or licensed to SpectronRx other than in connection with Products or services covered under the SpectronRx Services Agreement (the “SpectronRx Technology”). To the extent that any portion of SpectronRx Technology is required for the purpose of using or applying the Products, SpectronRx is required to provide to us a non-exclusive, royalty-free, perpetual license for that portion of SpectronRx Technology that is required by us to use and apply the Products.

Under the SpectronRx Services Agreement, upon written notice by us to SpectronRx, at least six months in advance of our first commercial manufacturing needs for a Product, SpectronRx will be required to enter into good faith negotiations with us for a commercial supply agreement governing the manufacture of such Product for commercial sale or use.

Unless earlier terminated, the SpectronRx Services Agreement will remain in place for a period of five years. Thereafter, the SpectronRx Services Agreement will automatically renew for successive one-year terms unless either party notifies the other, not later than six months in advance of the original term or any additional renewed term, of the intention to terminate it. We may terminate the SpectronRx Services Agreement (i) for any reason on prior written notice to SpectronRx, provided that we will be required to compensate SpectronRx for certain fees and costs if such cancellation is made prior to the completion of a work order, or (ii) immediately if SpectronRx files for bankruptcy, becomes insolvent, or is suspended or debarred by the FDA or the United States government. In addition, either party may terminate the SpectronRx Services Agreement within thirty days upon any material breach that is left uncured by the other party.

Department of Defense Award

Effective September 1, 2024, we entered into an agreement with the DoD office of the Congressionally Directed Medical Research Programs to receive a $3.0 million DoD Award fund for research and development purposes over a three-year period. The DoD Award will be used to support the planned expansion of our clinical trial for pediatric brain cancer. On October 4, 2024, we received the first payment under the DoD Award in the amount of $0.9 million.

Results of Operations

Grant Revenue

On September 19, 2022, we entered into the CPRIT Contract, effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQ™ for the treatment of patients with LM through Phase 2 of the ReSPECT-LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ™ based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. Since the inception of the CPRIT Contract, we recognized $5.8 million, $4.9 million and $0.2 million of grant revenue during the years ended December 31, 2024, 2023 and 2022, respectively, of which $10.4 million has been received and $0.6 million was recorded as grant revenue receivable as of December 31, 2024. The amounts recognized represent CPRIT’s share of the costs incurred for our REYOBIQ™ development for the treatment of patients with LM.

We expect grant revenue will increase during the remaining term of the CPRIT Grant through August 2025, as we continue to expand the LM clinical trial to add clinical sites and enroll patients. In February 2025, we received $2.0 million under the CPRIT Contract. The ability to continue to access the grant remains subject to additional FDA approval of the LM clinical trial, ability to deliver expanded drug supply and continued enrollment of patients. In addition, grant revenue amounts will vary quarter to quarter based on enrollment, mandated safety periods between cohorts and required interactions with FDA.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Research and development	$10,529	$9,624
Share-based compensation	51	66
Total research and development expenses	$10,580	$9,690

Research and development expenses for the year ended December 31, 2024 increased by $0.9 million as compared to the same period in 2023, primarily due to increases of approximately $0.7 million in development expenses, $0.1 million in compensation expenses, $1.1 million in professional research and development service fees, and $0.1 million in depreciation and other expenses, offset by a reduction of $1.1 million in research and development licensing expense and $0.1 million in clinical expenses.

We expect aggregate research and development expenditures to increase significantly during 2025 as compared to the corresponding comparable period ended December 31, 2024, due to increased costs for the ReSPECT-LM clinical trial (for which CPRIT grant funding is expected to be available), increases in licensing payments, offset by reduced research and development spend on the cGMP development.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
General and administrative	$9,440	$8,041
Share-based compensation	499	503
Total general and administrative expenses	$9,939	$8,544

General and administrative expenses increased by approximately $1.4 million during the year ended December 31, 2024, as compared to the same period in 2023. The increase was due primarily to an increase in legal and professional expenses of $1.0 million, and an increase of $0.4 million in compensation expenses.

We expect general and administrative expenditures to remain generally consistent during 2025 as compared with the corresponding comparable period ended December 31, 2024.

Share-based compensation expenses

Share-based compensation expenses include charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure share-based compensation expenses based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Research and development	$51	$66
General and administrative	499	503
Total share-based compensation	$550	$569

Our stock-based compensation expenses, which are impacted by grants of stock-based options, vesting schedule of such grants, as well as grant-date fair value of stock-based awards, remained consistent for the year ended December 31, 2024 and 2023.

Other Income (Expense)

The following table summarizes interest income, interest expense, and other income and expense for the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Interest income	$273	$400
Interest expense	(179)	(395)
Financing expense	(3,545)	—
Change in fair value of warrants	5,654	—
Warrant issuance costs	(486)	—
Total	$1,717	$5

The decrease in interest expense for the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to the repayment of debt principal of $1.6 million during the year ended December 31, 2023 and $4.0 million during the year ended December 31, 2024, offset by interest expenses on our line of credit facility. Interest income decreased for the year ended December 31, 2024 compared with the same period in 2023 primarily due to lower average cash and investment balances in year-to-date 2024 offset by a higher interest rate environment and accreted income on our available-for-sale securities.

We recognized approximately $3.5 million in financing expense in the consolidated statement of operations during the year ended December 31, 2024, which represents the excess of the fair value of the warrants issued in the May 2024 Private Placement (as defined below) at issuance over the proceeds. During the year ended December 31, 2024, we recognized a net fair value gain on warrant liability of $5.7 million. The warrants were amended in August 2024, as a result of which the warrants were reclassified from liability to equity on the balance sheet and are no longer required to be recorded at fair value at each period end with change in the fair value recorded in the statement of operations.

In addition, total offering expenses related to the May 2024 Private Placement of $0.4 million were recorded as a component of other expenses as the entire proceeds were allocated to the warrant liability, which could have been be settled with either our common stock or Prefunded Warrants (as defined below), which are exercisable into shares of common stock at any time at the holders’ option, but will not result in cash payment to the holders.

Liquidity and Capital Resources

The Company has funded its research and development activities through raising capital by issuing securities and receipt of research grants. As of December 31, 2024, the Company had approximately $3.6 million in combined cash and cash equivalents and short-term investments.

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$76	$8,554

Current assets	$5,259	$9,834
Current liabilities	15,551	10,727
Working capital deficit	$(10,292)	$(893)

We incurred net losses of $13.0 million for the year ended December 31, 2024. We have an accumulated deficit of $493.5 million as of December 31, 2024. Additionally, we used net cash of $10.6 million to fund our operating activities for the year ended December 31, 2024. These factors raise substantial doubt about our ability to continue as a going concern.

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of our common and preferred stocks, proceeds from our now-repaid in full term loan with Oxford Finance, LLC (“Oxford”), our line of credit facility with Pershing and grant funding. We have had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material and adverse impact on our operations and ability to satisfy our obligations.

May 2024 Private Placement

In May 2024, we entered into a securities purchase agreement (the “May 2024 Purchase Agreement”), which was subsequently amended, with certain investors, including certain of the Company’s directors and executive officers (the “May 2024 Private Placement Purchasers”), whereby we issued and sold in a private placement (the “May 2024 Private Placement”): (i) 3,591,532 shares of common stock or, at the election of each investor, pre-funded warrants (“Prefunded Warrants”) to purchase shares of common stock exercisable immediately at an exercise price of $0.001 per share. Each share or Prefunded Warrant was accompanied by (i) a Series A common warrant (“May 2024 Series A Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“May 2024 Series B Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 May 2024 Series B Warrants. At the closing of the May 2024 Private Placement, we received net proceeds of approximately $7.3 million.

February 2025 SPEA

On February 13, 2025 (the “SPEA Closing Date”), we entered into a securities purchase and exchange agreement (the “SPEA”) with certain existing accredited investors. Pursuant to the SPEA, on the SPEA Closing Date we issued secured convertible promissory notes (the “Funding Notes”) in the aggregate principal amount of $3,362,251 together with common stock purchase warrants (the “Warrants”) to purchase 3,002,009 shares of our common stock at an exercise price of $1.12 per share. The aggregate purchase price for the Funding Note and Warrants was approximately $3.7 million and included payment of $0.125 per Warrant in accordance with the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”).

Exchange Notes

The May 2024 Purchase Agreement included certain limitations and restrictions on our ability to issue securities and provided the May 2024 Private Placement Purchasers other than our directors and executive officers (the “Outside Investors”) participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “Financing Restrictions”). On the SPEA Closing Date, pursuant to the SPEA, the Company issued to the Outside Investors secured convertible promissory notes in the aggregate amount of $3,188,922 (the “Exchange Notes”) in exchange for cancellation of the 3,543,247 May 2024 Series A Warrants held by them, and the Outside Investors entered into a second amendment to the May 2024 Purchase Agreement to eliminate the Financing Restrictions.

As described below, we repurchased the Funding Notes and exchanged the Exchange Notes in connection with the March 2025 Private Placement.

March 2025 Private Placement

On March 4, 2025, we entered into a securities purchase agreement (the “March 2025 Purchase Agreement”) with accredited investors, including certain of our existing stockholders, identified on the signature page thereto (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”) for gross proceeds of approximately $15.0 million. Pursuant to the March 2025 Purchase Agreement, we issued an aggregate of 4,069,738 shares (the “March 2025 Private Placement Shares”) of our common stock and 23,972,400 Prefunded Warrants, with each March 2025 Private Placement Share or Prefunded Warrant accompanied by (i) a Series A common warrant (the “March 2025 Series A Warrants”) to purchase one share of common stock and (ii) one Series B common warrant (the “March 2025 Series B Warrants”) to purchase one share of common stock.

The combined purchase price of $0.66 for each March 2025 Private Placement Share or $0.659 for each Prefunded Warrant in the March 2025 Private Placement, together with one accompanying March 2025 Series A Warrant and one accompanying March 2025 Series B Warrant, represented the applicable “Minimum Price” in accordance with Listing Rule 5635(d) of Nasdaq.

The initial exercise price of each March 2025 Series A Warrant is $1.32 per share of common stock. The March 2025 Series A Warrants are exercisable only following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the March 2025 Series A Warrant is subject to adjustment as described in more detail in the March 2025 Series A Warrant. The March 2025 Series A Warrant exercise price and the related number of shares of common stock issuable upon exercise are subject to a “reset” provision upon certain events and are subject to anti-dilution protection upon any subsequent transaction at a fixed price lower than the warrant exercise price then in effect, as more fully described in the March 2025 Series A Warrant.

The initial exercise price of each March 2025 Series B Warrant is $1.98 per share of common stock or pursuant to an alternative cashless exercise option. The March 2025 Series B Warrants are exercisable only following stockholder approval and expire two and one-half (2.5) years thereafter. The March 2025 Series B Warrant exercise price and the related number of shares of common stock issuable upon exercise are subject to a “reset” provision upon certain events, as more fully described in the March 2025 Series B Warrant, and the March 2025 Series B Warrant alternative cashless exercise provision provides that the March 2025 Series B Warrant can be exercised without further payment to the Company and for three times the number of shares of common stock then subject to the March 2025 Series B Warrant.

Of the securities issued in the March 2025 Private Placement, 22,727,270 of the shares of common stock, or Prefunded Warrants in lieu thereof, and the accompanying 22,727,270 March 2025 Series A Warrants and 22,727,270 March 2025 Series B Warrants, were issued in consideration of new capital subscriptions, and 5,314,870 of the shares of common stock, or Prefunded Warrants in lieu thereof, and the accompanying 5,314,870 March 2025 Series A Warrants and 5,314,870 March 2025 Series B Warrants, were issued in exchange for the cancelation of the Exchange Notes.

The March 2025 Private Placement closed on March 7, 2025. The aggregate gross proceeds at the closing were approximately $15.0 million, before deducting certain expenses payable by us.

In addition to the stockholder approval of the March 2025 Series A Warrants and March 2025 Series B Warrants, we also covenanted to seek if necessary stockholder approval to, among other things, amend our Certificate of Incorporation, as amended, to increase the authorized share capital to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants.

First Amendment to the February 2025 SPEA

In connection with the March 2025 Purchase Agreement, we entered into that certain First Amendment to the SPEA (the “First Amendment”). The SPEA included certain limitations and restrictions on the Company’s ability to issue securities and provided the Investors participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “New Financing Restrictions”). Pursuant to the First Amendment, subject to consummation of the March 2025 Private Placement, we agreed to repurchase from the Investors the Funding Notes and 3,002,009 warrants (the “SPEA Warrants”) issued pursuant to the SPEA for an aggregate purchase price of $4.25 million. In exchange for the repurchase by the Company of the Funding Notes and SPEA Warrants, the Purchasers agreed to consent to the March 2025 Private Placement and eliminate the New Financing Restrictions.

CPRIT Grant

On September 19, 2022, we entered into the CPRIT Contract, pursuant to which CPRIT will provide us with the CPRIT Grant of $17.6 million subject to the terms of the CPRIT Contract, to fund approximately two-thirds of the continued development of REYOBIQ™ for the treatment of patients with LM. We recognized $5.8 million, $4.9 million and $0.2 million of grant revenue during the years ended December 31, 2024, 2023 and 2022, respectively, of which $10.4 million has been received and $0.6 million was recorded as grant revenue receivable as of December 31, 2024. The amounts recognized represents CPRIT’s share of the costs incurred for our REYOBIQ™ development for the treatment of patients with LM. As of December 31, 2024, we had $0.6 million of grant revenue receivable related to the CPRIT Grant. In February 2025, we received $2.0 million under the CPRIT Contract.

DoD Award

Effective September 1, 2024, we entered into an agreement with the DoD office of the Congressionally Directed Medical Research Programs to receive the DoD Award, which will be used to support the planned expansion of our clinical trial for pediatric brain cancer. On October 4, 2024, we received the first payment under the DoD Award in the amount of $0.9 million. No work under the DoD Award was commenced by December 31, 2024.

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

As a result of the March 2025 Private Placement, until March 4, 2026, we are unable to utilize the 2022 Purchase Agreement without the consent of investors in that offering.

During the period from August 17, 2022 to December 31, 2022, we issued 266,666 shares under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. We issued 410,500 shares under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023. No shares of common stock were purchased under the 2022 Purchase Agreement during the year ended December 31, 2024.

Nasdaq Listing Compliance

On March 8, 2024, we received notice from the Listing Qualifications staff of Nasdaq (the “Staff”), notifying us that we no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) for continued listing on The Nasdaq Capital Market or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years.

On September 5, 2024, Nasdaq notified us that we had not regained compliance with Nasdaq Listing Rule 5550(b)(1). We requested a hearing before the Nasdaq Hearings Panel (the “Panel”) and on October 30, 2024, the Company received a decision from the Panel, notifying us that we had until March 4, 2025 to demonstrate compliance with the Minimum Stockholders’ Equity Requirement.

We regained compliance with the Minimum Stockholders’ Equity Requirement in connection with the March 2025 Private Placement described above.

Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor until March 7, 2026. If the Staff finds us again out of compliance with the Minimum Stockholders’ Equity Requirement before that date, we would not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor would we be afforded an applicable cure or compliance period. Instead, the Staff would issue a “Delist Determination Letter” and we would have an opportunity to request a hearing before the Panel regarding our continued listing.

Funding and Material Cash Requirements

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of shares of our common and preferred stocks, proceeds from the now-repaid in full term loan with Oxford, the Pershing Credit Facility and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources through a combination of equity offerings, debt financings and potential collaboration, license or development agreements to fund our future clinical development programs, commercialization of CNSide, and other operations in the next twelve months from the filing of this Form 10-K. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material adverse impact on our operations, implementation of our strategy and ability to maintain compliance with applicable requirements, including Nasdaq listing rules.

Our present and future funding and cash requirements will depend on many factors, including, among other things:

•
the progress, timing and completion of our ongoing and planned clinical trials and nonclinical studies;
•
our ability to receive, and the timing of receipt of, future regulatory approvals for our product candidates and the costs related thereto;
•
the development and utility of the CNSideTM Test;
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
•
the revenue, if any, received from commercial sales of our product candidates, if approved; and
•
potential new product candidates that the Company identifies and attempts to develop.

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

Cash (used in) provided by operating, investing, and financing activities for the year ended December 31, 2024 and 2023 is summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(10,554)	$(12,851)
Net cash used in investing activities	(4,111)	(160)
Net cash provided by financing activities	6,187	3,445
Net decrease in cash and cash equivalents	$(8,478)	$(9,566)

Material Cash Obligations

Under the CPRIT Contract, we receive matching funds for approximately two-thirds of the development costs for the development of REYOBIQ™ for the treatment of patients with LM, subject to various funding conditions. The CPRIT Contract is effective for three years, unless otherwise terminated pursuant to the terms of the contract. CPRIT may require us to repay some or all of the disbursed CPRIT grant proceeds (with interest not to exceed 5% annually) in the event of the early termination of the CPRIT Contract.

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of December 31, 2024. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $10.6 million compared to $12.9 million in the same period of 2023. Our operational cash use decreased by $2.3 million during the year ended December 31, 2024 as compared to the same period in 2023, due primarily to increased reimbursement under the CPRIT Contract for research and development costs related to the ReSPECT-LM program.

Investing activities

Net cash used in investing activities for the year ended December 31, 2024 was related to purchase of Biocept assets of $0.5 million, purchase of short-term investments of $15.6 million, redemption of short-term investments of $12.2 million, and purchases of fixed assets of $0.1 million. Net cash used in investing activities for the year ended December 31, 2023 was related to purchases of fixed assets of $0.1 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was related to net proceeds of $7.3 million raised by the May 2024 Private Placement, and drawdown of $3.3 million from the Pershing Credit Facility, offset by repurchase of common stock for approximately $0.4 million and repayment of principle balance under the Oxford term loan of $4.0 million.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses, and that affect our recognition and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairment assessment of our grants and awards, indefinite lived intangible assets, and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Warrant Liability

Accounting for liability classified warrants requires management to exercise judgment and make estimates and assumptions regarding their fair value. (For more information about the material inputs and assumptions used to value the liability classified warrants, refer to Note 3 to the consolidated financial statements.) The warrant liabilities are initially recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting date, with changes recognized in the consolidated statements of operations. Changes in the fair value of the liability classified warrants will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

In May 2024, the Company issued the May 2024 Series A Warrants and May 2024 Series B Warrants and classified them as liabilities because in certain circumstances they could have been exercised into either shares of common stock or Pre-Funded Warrants at the holder’s option and thus failed the indexation guidance under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). On August 9 , 2024, the Company amended and restated the May 2024 Series A Warrants and May 2024 Series B Warrants (the “Amendment and Restatements”) to eliminate the ability of the holder to elect to receive Pre-Funded Warrants in this situation.

As a result of the Amendment and Restatements, the May 2024 Series A Warrants and May 2024 Series B Warrants, as amended, no longer fail the indexation guidance under ASC 815, and the balance of the warrant liability at the amendment date, in the amount of $5.2 million, was reclassified to equity. As a result, as of the amendment date, there was a corresponding increase in the Company's statements of stockholders’ equity.

Grants and Awards

In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have determined that government grants are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer,” as defined by ASC 606, as we do not consider there to be a transfer of control of goods or services. With respect to the grant, we evaluate if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grants outside the scope of ASC 808, we apply International Accounting Standards No. 20 (“IAS 20”), Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and revenue is recognized when we incur expenses related to the grant for the amount we are entitled to under the provisions of the contract.

We also consider the guidance in ASC Topic 730, Research and Development, which requires an assessment, at the inception of the grant, of whether the agreement is a liability. If we are obligated to repay funds received regardless of the outcome of the related research and development activities, then we are required to estimate and recognize that liability. Alternatively, if we are not required to repay the funds, then payments received are recorded as revenue or contra-expense as the expenses are incurred. Deferred grant liability represents grant funds received or receivable for which the allowable expenses have not yet been incurred as of the balance sheet date. Grant Receivable represents grant funds not yet received for which the allowable expenses have been incurred as of the balance sheet date.

Impairment of Goodwill

We perform our goodwill impairment analysis at the reporting unit level. For the years ended December 31, 2024 and 2023, our company has one reporting unit. We perform our annual impairment analysis by either doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing a reporting unit’s estimated fair value to its carrying amount. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Our market capitalization is also considered as a part of this analysis.

In accordance with our accounting policy, we completed the annual evaluation for impairment of goodwill as of December 31, 2024 using the qualitative method and determined that no impairment existed.

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

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Plus Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Research and Development Cost Associated With Recording of Grant Revenue

As described in Note 11 to the consolidated financial statements, in September 2022, the Company entered into a contract with the Cancer Prevention and Research Institute of Texas (“CPRIT”) pursuant to which CPRIT will provide the Company a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with leptomeningeal metastases (“LM”).” The Company recognized $5.8 million in grant revenue from the CPRIT Grant during the year ended December 31, 2024.

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

We have served as the Company’s auditor since 2016.

/s/ BDO USA P.C.

Austin, Texas

March 31, 2025

PLUS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$76	$8,554
Investments	3,530	—
Grant receivable	571	—
Other current assets	1,082	1,280
Total current assets	5,259	9,834

Property and equipment, net	448	906
Operating lease right-of-use assets	73	202
Goodwill	372	372
Intangible assets, net	469	42
Other assets	12	32
Total assets	$6,633	$11,388
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$11,288	$6,631
Operating lease liability	44	120
Deferred grant liability	927	—
Line of credit	3,292	—
Term loan obligation, current	—	3,976
Total current liabilities	15,551	10,727

Noncurrent operating lease liability	31	85
Deferred grant liability	—	1,924
Total liabilities	15,582	12,736

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,154,758 shares issued and 5,896,333 outstanding as of December 31, 2024, 4,522,656 shares issued and 4,444,097 outstanding as of December 31, 2023, respectively	6	5
Treasury stock (at cost, 258,425 and 78,559 shares as of December 31, 2024 and 2023, respectively)	(500)	(126)
Additional paid-in capital	485,024	479,274
Accumulated deficit	(493,479)	(480,501)
Total stockholders’ equity (deficit)	(8,949)	(1,348)
Total liabilities and stockholders’ equity (deficit)	$6,633	$11,388

See Accompanying Notes to these Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2024	2023
Grant revenue	$5,824	$4,913

Operating expenses:
Research and development	10,580	9,690
General and administrative	9,939	8,544
Total operating expenses	20,519	18,234
Operating loss	(14,695)	(13,321)

Other income (expense):
Financing expense	(3,545)	—
Change in fair value of warrants	5,654	—
Warrant issuance costs	(486)	—
Interest income	273	400
Interest expense	(179)	(395)
Total other income	1,717	5
Net loss	$(12,978)	$(13,316)

Per share information:
Net loss per share of common stock - basic	$(1.95)	$(4.24)
Weighted average number of shares of common stock outstanding - basic	6,640,251	3,140,925

Net loss per share of common stock - diluted	$(2.34)	$(4.24)
Weighted average number of shares of common stock outstanding - diluted	7,700,774	3,140,925

See Accompanying Notes to these Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

			Convertible						Additional		Total
	Preferred Stock		preferred stock		Common stock				paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock		capital	deficit	equity (deficit)
Balance at December 31, 2022	—	$—	1,952	$—	2,240,092	$2	—	$—	$473,628	$(467,185)	$6,445
Issuance of Series F preferred stock	1	—	—	—	—	—	—	—	—	—	—
Redemption of Series F preferred stock	(1)	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	569	—	569
Sale of common stock, net	—	—	—	—	2,230,493	3	—	—	5,002	—	5,005
Issuance of common stock for in process research and development	—	—	—	—	53,381	—	—	—	75	—	75
Fractional adjustment	—	—	—	—	(1,310)	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(78,559)	(126)	—	—	(126)
Net loss	—	—	—	—	—	—	—	—	—	(13,316)	(13,316)
Balance at December 31, 2023	—	$—	1,952	$—	4,522,656	$5	(78,559)	$(126)	$479,274	$(480,501)	$(1,348)
Issuance of common stock	—	—	—	—	1,439,988	1	—	—	—	—	1
Exercise of pre-funded warrants	—	—	—	—	192,114	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(179,866)	(374)	—	—	(374)
Share-based compensation	—	—	—	—	—	—	—	—	550	—	550
Reclass of warrants to equity	—	—	—	—	—	—	—	—	5,200	—	5,200
Net loss	—	—	—	—	—	—	—	—	—	(12,978)	(12,978)
Balance at December 31, 2024	—	$—	1,952	$—	6,154,758	$6	(258,425)	$(500)	$485,024	$(493,479)	$(8,949)

See Accompanying Notes to these Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(12,978)	$(13,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723	628
Amortization of deferred financing costs and debt discount	20	190
Common stock issued for research and development	—	75
Accretion of discount on short-term investments	(111)	—
Non-cash financing expenses	3,545	—
Change in fair value of warrants	(5,654)	—
Loss on disposal of property and equipment	—	2
Share-based compensation expense	550	569
Reduction in the carrying amount of operating lease right-of-use assets	129	117
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	(571)	—
Other assets	218	2,397
Accounts payable and accrued expenses	4,702	(3,677)
Change in operating lease liabilities	(130)	(117)
Deferred grant liability	(997)	281
Net cash used in operating activities	(10,554)	(12,851)

Cash flows used in investing activities:
Purchases of property and equipment	(146)	(160)
Purchases of intangible assets	(545)	—
Purchases of short-term investments	(15,590)	—
Redemption of short-term investments	12,170	—
Net cash used in investing activities	(4,111)	(160)

Cash flows from financing activities:
Principal payments of long-term obligations	(3,996)	(1,608)
Proceeds from credit facility	3,292	—
Proceeds from sale of common stock, warrants and pre-funded warrants, net	7,265	—
Proceeds from sale of common stock, net of offering costs of $0.2 million	—	5,527
Payment of offering costs related to sale of common stock	—	(348)
Purchase of treasury stock	(374)	(126)
Net cash provided by financing activities	6,187	3,445
Net decrease in cash and cash equivalents	(8,478)	(9,566)
Cash and cash equivalents at beginning of period	8,554	18,120
Cash and cash equivalents at end of period	$76	$8,554

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$32	$222
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$—	$174
Common stock issued in payment for in process research and development	$—	$75
Right-of-use assets acquired by assuming operating lease liabilities	$—	$71

See Accompanying Notes to these Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

1.
Organization and Operations

The Company

Plus Therapeutics, Inc. is a clinical-stage pharmaceutical company focused on the development, manufacture and commercialization of complex and innovative treatments for patients battling cancer and other life-threatening diseases. CNSide Diagnostics, LLC is a wholly owned subsidiary of Plus Therapeutics, Inc. that develops and commercializes proprietary laboratory-developed tests, such as the CNSide™ Test, designed to identify tumor cells that have metastasized to the central nervous system in patients with carcinomas and melanomas.

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

Going Concern

The Company incurred net losses of $13.0 million for the year ended December 31, 2024, and as of December 31, 2024, the Company had an accumulated deficit of $493.5 million and cash and cash equivalents of $76,000 and short term investments of $3.5 million. Additionally, the Company used net cash of $10.6 million to fund its operating activities for the year ended December 31, 2024. The Company had an outstanding balance of $3.3 million under its line of credit facility (Note 9). The Company expects that its research and development expenditures will increase in absolute dollars in 2025 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As disclosed in more detail in Note 15 and Note 18, the Company has entered into various financing agreements and raised capital by issuing its common stock.

Nasdaq Listing Compliance

On March 8, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications staff of Nasdaq, notifying the Company that it no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) for continued listing on The Nasdaq Capital Market or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years.

On September 5, 2024, Nasdaq notified the Company that it had not regained compliance with Nasdaq Listing Rule 5550(b)(1). The Company requested a hearing before the Nasdaq hearing panel (“Panel”), and on October 30, 2024, the Company received a decision from the Panel, notifying the Company that it had until March 4, 2025, to demonstrate compliance with the Minimum Stockholders’ Equity Requirement.

The Company regained compliance with the Minimum Stockholders’ Equity Requirement in connection with the private placement entered into on March 4, 2025, as described in more detail in Note 18, Subsequent Events.

Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor until March 7, 2026. If the Nasdaq Listing Qualifications staff (the “Staff”) finds the Company again out of compliance with the Minimum Stockholders’ Equity Requirement before that date, the Company would not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor would the Company be afforded an applicable cure or compliance period. Instead, the Staff would issue a “Delist Determination Letter” and the Company would have an opportunity to request a Nasdaq hearing panel regarding its continued listing.

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

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and critical accounting policies involve reviewing assets for impairment, and determining the assumptions used in measuring share-based compensation expense and warrant liability.

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

Impairment

The Company assesses its property and equipment and intangible assets for potential impairment when there is a change in circumstances that indicates carrying values of assets may not be recoverable. Such long-lived assets are deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. The Company recognized no impairment losses during any of the periods presented in these financial statements.

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

The Company performs its impairment test annually during the fourth quarter by comparing the Company’s estimated fair value, calculated from the Company’s market capitalization, to its carrying amount. The Company’s annual evaluation for impairment of goodwill consists of one reporting unit. The Company completed its most recent annual evaluation for impairment as of December 31, 2024, when the Company had stockholders' deficit within its sole reporting unit of approximately $8.9 million, and concluded that no impairment existed.

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

Deferred grant liability represents grant funds received or receivable for which the allowable expenses have not yet been incurred as of the balance sheet date. Grant Receivable represents grant funds not yet received for which the allowable expenses have been incurred as of the balance sheet date.

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

Warrants

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement in accordance with applicable accounting guidance provided in ASC Topic 815 - Derivatives and Hedging. Equity-classified instruments are recorded in additional paid-in capital at issuance and are not subject to remeasurement. Liability-classified warrants are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of warrants in the consolidated statements of operations. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. government and agency securities. Securities with maturities from the date of purchase of less than three months are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive income/loss and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (loss). At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company’s intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost.

The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented.

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts are recorded in interest income in the consolidated statements of operations and comprehensive income/loss.

During the year ended December 31, 2024, the total unrealized gains and losses on the Company’s available-for-sale securities were immaterial, and not presented separately in the consolidated statement of operations.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2024 and 2023, the Company has not recorded any interest or penalties related to income tax matters. The Company does not foresee any material changes to unrecognized tax benefits within the next twelve months.

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

Segment Information

For the years ended December 31, 2024 and 2023, the Company is managed as a single operating segment, and therefore reports its results in one operating segment.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new standard is intended to improve annual and interim reportable segment disclosure requirements regardless of number of reporting units, primarily through enhanced disclosures of significant expenses. The amendment requires public entities to disclose significant segment expenses that are regularly provided to the Company's chief operating decision maker (“CODM”) and included within each reported measure of segment profit and loss. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management adopted this ASU as of December 31, 2024 and included additional disclosures as required in the footnotes to this annual report on Form 10-K.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03 Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires an entity to disclose on an annual and interim basis, disaggregated information about specific income statement expense categories. The guidance should be applied prospectively with the option to apply the standard retrospectively. The standard becomes effective for the annual period starting on January 1, 2027 and interim periods starting on January 1, 2028. The Company is in the process of analyzing the impact that the adoption of ASU 2024-03 will have on its disclosures.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, respectively (in thousands).

	Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$74	$74	$—	$—
Total cash equivalents	$74	$74	$—	$—

Investments
Treasury bills	2,062	—	2,062	—
Government agency bonds	772	772	—	—
Money market	696	696	—	—
Total investments	$3,530	$1,468	$2,062	$—

	Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Money market	$5,449	$5,449	$—	$—

During the year ended December 31, 2024, the Company issued common stock warrants which were initially classified as liabilities under authoritative accounting standards, and reclassified in the equity section of the balance sheet upon modification in August 2024 (See Note 15, Stockholders’ Deficit - May 2024 Private Placement, for further details). These common stock warrants were valued using the Black Scholes model, with level 3 inputs such as expected volatility, risk-free interest rate, and expected term that are not observable in active markets.

The table below summarizes key inputs used in the valuation of the liability classified warrants as of the issuance date and as of the date of amendment:

	As of issuance date	As of date of amendment
Expected term	1.1 - 5.0 years	0.9 - 4.7 years
Common stock market price	$2.01 - $2.27	$1.45
Risk-free interest rate	4.5% - 5.1%	3.81% - 4.63%
Expected volatility	117.0% - 127.2%	92.2% - 99.79%

The table below provides a summary of the fair value of the Company’s warrant liability during year ended December 31, 2024 (in thousands). As of December 31, 2023, the fair value of liability classified warrants was immaterial, and the change in the fair value of liability classified warrants during the year ended December 31, 2023 was immaterial.

Twelve Months Ended December 31, 2024
Warrant liability
Beginning balance	$—
Issuance of warrants	10,854
Change in fair value of warrants	(5,654)
Reclassification to equity	(5,200)
Ending balance	$—

Nonfinancial Assets and Liabilities

The Company applies fair value techniques on a non-recurring basis, if and when necessary, associated with: (1) valuing potential impairment losses related to goodwill and intangible assets which are accounted for pursuant to the authoritative guidance for intangibles—goodwill and other; and (2) valuing potential impairment losses related to long-lived assets which are accounted for pursuant to the authoritative guidance for property, plant and equipment. There was no impairment related to long lived assets, intangible assets, or goodwill during the years ended December 31, 2024 or 2023.

4. Investments

As of December 31, 2024, the Company had total investments of $3.5 million of money market accounts, treasury bills, and government agency bonds, with total amortized cost and fair value of $3.5 million. These investments are collateralized marketable securities as described in footnote 10. The Company did not have investments as of December 31, 2023.

As of December 31, 2024, the Company classified available-for-sales as short-term investments in the consolidated balance sheet because the maturity dates were less than one year from the date of the purchase.

5. Loss per Share

The shares of the Company's common stock underlying the pre-funded warrants described in Note 15, are included in the weighted average outstanding common stock in the calculation of basic and diluted net loss per share. The Company considers Series A Warrants, and Series B Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Series A Warrants and Series B Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders.

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated, in thousands except share and per share data:

	For the Year Ended December 31,
	2024	2023
Basic and diluted net loss per share of common stock calculation:
Net loss	$(12,978)	$(13,316)
Change in fair value of warrants	(5,047)	-
Net loss attributable to common stockholders - diluted	$(18,025)	$(13,316)

Weighted average shares of common stock outstanding - basic	6,640,251	3,140,925
Net loss per share of common stock - basic	$(1.95)	$(4.24)

Weighted average shares of common stock - diluted	7,700,774	3,140,925
Net loss per share of common stock - diluted	$(2.34)	$(4.24)

The following were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive:

	For the Year Ended December 31,
	2024	2023
Outstanding stock options	598,540	140,109
Preferred stock	28,190	28,190
Outstanding warrants	7,183,064	142,733
Total	7,809,794	311,032

6. Composition of Certain Financial Statement Captions

Other Current Assets

As of December 31, 2024 and 2023, other current assets were comprised of the following (in thousands):

	December 31,
	2024	2023
Prepaid services	$87	$410
Deferred costs (Note 7)	436	234
Prepaid insurance	559	636
	$1,082	$1,280

Property and Equipment, net

As of December 31, 2024 and 2023, property and equipment, net, were comprised of the following (in thousands):

	December 31,
	2024	2023
Office and computer equipment	$1,778	$1,632
Leasehold improvements	1,810	1,810
	3,588	3,442
Less accumulated depreciation	(3,140)	(2,536)
	$448	$906

Depreciation expense totaled $0.6 million for each of the years ended December 31, 2024 and 2023, respectively.

Intangible Assets, net

As of December 31, 2024, intangible assets included the net book value of costs incurred for purchase of Biocept intellectual properties (Note 12) and software upgrades. Amortization expenses totaled $0.1 million for each of the years ended December 31, 2024 and 2023.

As of December 31, 2024 intangible assets, net, were comprised of the following (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangible Asset, Net
Software	$221	$(218)	$3
Intellectual Property	546	(80)	466
Total intangible assets	$767	$(298)	$469

As of December 31, 2023 intangible assets, net, were comprised of the following (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangible Asset, Net
Software	$221	$(179)	$42
Total intangible assets	$221	$(179)	$42

As of December 31, 2024, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Year Ending December 31,	Amount
2025	140
2026	136
2027	136
2028	57
Total future amortization expense	$469

Accounts Payable and Accrued Expenses

As of December 31, 2024 and 2023, accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2024	2023
Accounts payable	$9,474	$4,758
Accrued payroll and bonus	920	987
Accrued professional fees	236	128
Accrued vacation and compensation	356	370
Accrued R&D studies	185	388
Accrued interest	117	—
	$11,288	$6,631

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

The Company leased laboratory, office and storage facilities in San Antonio, Texas, under operating lease agreements that expire in 2025. The Company also leased, through December 31, 2024, certain office space in Austin, Texas under a month-to-month operating lease agreement and certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Company’s existing operating lease agreements generally provide for periodic rent increases, and renewal and termination options. The Company’s lease agreements do not contain any material variable lease payments, residual value guarantees or material restrictive covenants.

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

The Company’s operating lease liabilities and corresponding right-of-use assets are included in the balance sheets. As of December 31, 2024, the weighted average discount rate used to measure operating lease liabilities and the operating leases remaining term were 11.6% and 0.9 years, respectively.

The table below summarizes the Company’s operating lease costs from its statements of operations, and cash payments from its statements of cash flows (in thousands).

	Year Ended December 31,
	2024	2023
Lease expense:
Operating lease expense	$145	$141
Total lease expense	$145	$141

Cash payment information:
Operating cash used for operating leases	$180	$141
Total cash paid for amounts included in the measurement of lease liabilities	$180	$141

Total rent expenses for each of the years ended December 31, 2024 and 2023 was $0.2 million, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating leases at December 31, 2024 are as follows (in thousands):

Operating Leases
2025	$69
2026	11
Total minimum lease payments	80
Less: amount representing interest	$(5)
Present value of obligations under leases	75
Less: current portion	44
Noncurrent lease obligations	$31

Manufacturing Agreement with SpectronRX

On November 5, 2024, the Company entered into a manufacturing services agreement with SpectronRx for drug product development and manufacturing, which includes an initial commitment fee of $0.3 million. Under this agreement, the Company will own all rights to intellectual property related to the products developed, while SpectronRx retains rights to its own technology.

SpectronRx is required to negotiate a commercial supply agreement upon six months' written notice before the Company's first commercial manufacturing needs. The agreement will remain in place for five years, automatically renewing for successive one-year terms unless terminated with six months' notice. During the year ended December 31, 2024, the Company did not recognize any expenses related to this agreement.

Other Commitments and Contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of December 31, 2024, the Company did not have any clinical research study obligations.

The Company has entered into service and subscription-based agreements, which are recorded in accounts payable and accrued expenses, with an offsetting amount included in deferred costs within other current assets (see Note 6).

Legal proceedings

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from the Cancer Prevention & Research Institute of Texas ("CPRIT"). As of December 31, 2024, the Company accrued $1.0 million of payments due to NanoTx as a result of the CPRIT grant received (Note 11).

9. Term Loan Obligations

On May 29, 2015, the Company entered into the Loan and Security Agreement (the “Loan and Security Agreement”), pursuant to which Oxford Finance, LLC (“Oxford”) funded an aggregate principal amount of $17.7 million (the “Term Loan”), subject to the terms and conditions set forth in the Loan and Security Agreement.

Pursuant to the Loan and Security Agreement, as amended, the Company made interest only payments through May 1, 2021, and thereafter was required to make payments of principal and accrued interest in equal monthly installments sufficient to amortize the Term Loan through June 1, 2024, the maturity date. On June 3, 2024, the Company paid off the Term Loan by making a final payment in an aggregate amount equal to approximately $3.3 million, which included both the balance of outstanding principal and interest and the final payment fee due. The repayment in full of the Term Loan terminated Oxford’s security interest in the Company’s existing and after-acquired assets, as well as all other restrictions and covenants under the Term Loan.

10. Line of Credit Facility

On May 31, 2024, the Company drew down $3.3 million on a new margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. The available credit line limit under the Pershing Credit Facility fluctuated based on the Company’s request for extensions from time to time, subject to the value of the collateralized marketable securities the Company holds with Pershing, provided that the amount available to draw under the Pershing Credit Facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities the Company held with Pershing, Pershing could have required the Company from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level. The amounts borrowed under the Pershing Credit Facility were due on demand. As of December 31, 2024, the Company held collateralized marketable securities with Pershing with a total value of $3.5 million.

Borrowings under the Pershing Credit Facility bore interest at the target interest rate set by the Federal Open Market Committee, subject to a floor of 5.5%, plus a spread of 1.75% and applicable fees of 0.5%, subject to a maximum interest rate of the then applicable Prime Rate as published in The Wall Street Journal plus 3.0%. Interest payments thereunder were calculated on a monthly basis and, unless paid, were added to the outstanding balance under the Pershing Credit Facility. The proceeds under the Pershing Credit Facility are available for working capital needs and other general corporate purposes. Volatility in the global markets could cause the interest rate to fluctuate from time to time increasing the Company’s costs, or could cause Pershing to terminate the Company’s ability to borrow funds. In addition, borrowings under the Pershing Credit Facility have the effect of limiting the Company’s use of cash and marketable securities.

On January 3, 2025, the Pershing Credit Facility was fully repaid and the collateralized marketable securities were fully redeemed.

11. Grant Revenue

CPRIT Grant

On September 19, 2022, the Company entered into that certain Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with the Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT provides the Company with a CPRIT grant (“CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQ™ for the treatment of patients with leptomeningeal metastases. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ™ based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

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

The Company recognized $5.8 million and $4.9 million in grant revenue from the CPRIT Contract during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had $0.6 million of grant revenue receivable related to the CPRIT Grant. As of December 31, 2023, the Company had $1.9 million of deferred CPRIT grant revenue.

In February 2025, the Company received $2.0 million under the CPRIT Contract.

Department of Defense Award

Effective September 1, 2024, the Company entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million award for research and development purposes (“DoD Award”) over a three year period. The DoD Award will be used to support the planned expansion of the Company’s clinical trial for pediatric brain cancer. On October 4, 2024, the Company received its first payment under the DoD Award in the amount of $0.9 million, which was recorded as deferred grant liability as of December 31, 2024. As of December 31, 2024, no grant revenue has been recognized related to the DoD Award.

12. Biocept Asset Acquisitions

On April 26, 2024, the Company, after having its bid accepted by the United States Bankruptcy Court for the District of Delaware, acquired from Biocept, for a total cash payment of $400,000, substantially all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio (the “CNSideTM Platform”), including (i) intellectual property, (ii) inventory and raw materials, and (iii) data, information, results and reports pertaining to the completed and on-going clinical studies involving the use of the CNSideTM Platform (including, but not limited to, the FORESEE clinical study that was being conducted by Biocept), related to the development, making, selling, and exporting or importing of the CNSideTM proprietary cell enumeration test (the “CNSideTM Test”).

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

13. Income Taxes

Pursuant to the Internal Revenue Code (“IRC”) of 1986, as amended, specifically IRC §382 (“Section 382”) and IRC §383, the Company’s ability to use net operating loss (“NOLs”) and R&D tax credit carry forwards (“tax attribute carry forwards”) to offset future taxable income is limited if the Company experiences a cumulative change in ownership of more than 50% within a three-year testing period. The Company's use of federal and state NOLs and research credits could be limited further by the provisions of Section 382 depending upon the timing and amount of additional equity securities that the Company has issued or will issue. State NOL carryforwards may be similarly limited. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact the Company’s effective tax rate.

The Company has recorded a full valuation allowance against its net deferred tax assets and due to our net losses for the years ended December 31, 2024 and 2023, there was no provision or benefit for income taxes recorded.

The table below summarizes the Company’s net loss before income tax provision for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Domestic	$(12,978)	$(13,316)
Foreign	—	—
Net loss before provision for income taxes	$(12,978)	$(13,316)

A reconciliation of the total income tax provision tax rate to the statutory federal income tax rates of 21.0% for the years ended December 31, 2024 and 2023, respectively, is as follows:

	2024	2023
Income tax expense (benefit) at federal statutory rate	(21.0)%	(21.0)%
Change in valuation allowance	23.8%	25.5%
Income tax benefit at state statutory rate	(0.3)%	(0.2)%
Share-based compensation	0.9%	1.0%
Warrants	(2.6)%	—
NOLs expiring and adjustments to NOL	(0.1)%	(0.1)%
Research credit	(0.7)%	(5.1)%
Return to provision	—	(0.1)%
	(0.0)%	0.0%

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Accrued expenses	$249	$269
Share-based compensation	94	99
Net operating loss carryforwards	15,412	13,397
Income tax credit carryforwards	1,725	1,630
Property and equipment, net	218	154
Intangible assets	730	685
Capitalized R&D	3,949	2,842
Other, net	213	453
Total deferred tax assets	22,590	19,529
Valuation allowance	(22,575)	(19,486)
Total deferred tax assets, net of allowance	15	43
Deferred tax liabilities:
Other	(15)	(43)
Total deferred tax liability	(15)	(43)
Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $22.6 million as of December 31, 2024 as it does not believe it is more likely than not the net deferred tax assets will be realized. The Company increased its valuation allowance by approximately $3.1 million during the year ended December 31, 2024.

At December 31, 2024, the Company had federal and state tax loss carry forwards of approximately $72.6 million, and $3.3 million, respectively. The federal and state net operating loss carry forwards begin to expire in 2037 and 2044, if unused, respectively. The federal net operating loss carryover includes $69.2 million of net operating losses generated after 2017. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2024, the Company had federal tax credit carry forwards of approximately $1.9 million, before reduction for uncertain tax positions. The federal credits will begin to expire in 2039, if unused. In addition, at December 31, 2024, the Company had state tax credit carry forwards of approximately $0.2 million, before reduction for uncertain tax positions. The state credits will begin to expire in 2039, if unused.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company has not recognized any liability for uncertain tax positions as of December 31, 2024 and 2023.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Unrecognized Tax Benefits – Beginning	$408	$209
Gross decreases – tax positions in prior period	(5)	(16)
Gross increase – current-period tax positions	21	215
Unrecognized Tax Benefits – Ending	$424	$408

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

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses for the year ended December 31, 2024.

The Company files income tax returns with the United States and various state jurisdictions. The Company is currently not under examination by the Internal Revenue Service or any other taxing authority.

With few exceptions, the Company’s tax years prior to 2021 are no longer open to examination by the taxing authority. While not open to examination, the tax attributes generated in tax years prior to 2021 remain subject to adjustment by the taxing authorities if utilized in tax years which are still open to examination.

14. Employee Benefit Plan

The Company implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. During 2022, the Company commenced safe harbor matching contribution for up to 4% of eligible employee contributions. Total matching contribution under the Plan amounted to approximately $138,000 and $107,000 for the year ended December 31, 2024 and 2023, respectively.

15. Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Board is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

Series F Preferred Stock

On March 3, 2023, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the Series F Preferred Stock, with the total authorization of one (1) share of Series F Preferred Stock. The Certificate of Designation provided that the share of Series F Preferred Stock would have 50,000,000 votes per share of Series F Preferred Stock and would vote together with the Company’s common stock as a single class exclusively with respect to any proposal to amend the Company’s certificate of incorporation to effect a reverse stock split. On March 3, 2023, the Company entered into a subscription and investment representation agreement with Richard J. Hawkins, chairman of the board of the Company, who is an accredited investor (the “Series F Preferred Stock Purchaser”), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series F Preferred Stock, par value $0.001 per share, to the Series F Preferred Stock Purchaser for $1,000 in cash. The sale closed on March 3, 2023.

The outstanding share of Series F Preferred Stock was redeemed in whole, automatically effective upon the approval by the Company’s stockholders of the reverse stock split in April 2023. Upon such redemption, the Series F Preferred Stock Purchaser received consideration of $1,000 in cash.

On November 12, 2024, the Company filed a Certificate of Elimination (“Certificate of Elimination”) with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation relating to the Series F Preferred Stock. Following the filing of the Certificate of Elimination the previously authorized share of the Series F Preferred Stock resumed the status of an undesignated share of the Company’s preferred stock.

Series B and C Preferred Stock

As of December 31, 2024, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

Common Stock

May 2024 Private Placement

On May 5, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors, including certain of the Company’s directors and executive officers (“Company Insiders”) (collectively, the “Purchasers”), for the sale and issuance by the Company of its securities (the “Initial Subscription”). On May 8, 2024, the Company entered into a first amendment to the Securities Purchase Agreement (together with the Securities Purchase Agreement, the “Purchase Agreement”), for the sale and issuance by the Company of additional securities to two of the Purchasers (the “Additional Subscription,” and together with the Initial Subscription, the “May 2024 Private Placement”). The Purchase Agreement provides for the sale and issuance by the Company of an aggregate of 3,591,532 shares (the “Private Placement Shares”) of the Company’s common stock or, at the election of each Purchaser, pre-funded warrants (the “Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.001 per share, with each Private Placement Share or Pre-Funded Warrant accompanied by (i) a Series A common warrant (“Series A Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“Series B Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series B Warrants.

The combined purchase price for each Private Placement Share and Pre-Funded Warrant from the Initial Subscription was $2.022, and $2.158 from the Additional Subscription, in each case together with one accompanying Series A Warrant and one accompanying Series B Warrant provided, that the Company Insiders participated in the Initial Subscription at an offering price of $2.04 per Private Placement Share and accompanying Series A Warrant and Series B Warrant.

The exercise price of Series A Warrants and Series B Warrants from the Initial Subscription is $1.772 per share from the Initial Subscription and $1.908 per share from the Additional Subscription, provided that the exercise price for the Series A Warrants and Series B Warrants issued to the Company Insiders is $1.79 per share. Subject to certain ownership limitations, the Series A Warrants will be exercisable until May 9, 2029, which is the five-year anniversary of issuance. Subject to certain ownership limitations, the Series B Warrants will be exercisable until June 24, 2025. The Pre-Funded Warrant will not expire until exercised in full.

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

The May 2024 Private Offering closed on May 9, 2024. The Company issued 1,439,988 shares of common stock, 2,151,544 Pre-Funded Warrants, 3,591,532 Series A Warrants and 3,591,532 Series B Warrants to purchase shares of its common stock in connection with the May 2024 Private Placement. The net proceeds from the May 2024 Private Placement were approximately $7.3 million.

The Company reviewed the terms of the Pre-Funded Warrants, Series A Warrants and Series B Warrants under the authoritative accounting guidance as of the issuance date.

As described above, the Series A Warrants and Series B Warrants were initially classified as liabilities for the reason that they could have been exercised into either shares of common stock or Pre-Funded Warrants at the holder’s option and thus failed the indexation guidance under ASC 815, Derivatives and Hedging. The Series A Warrant and Series B Warrant liability were initially recorded at fair value as of the issuance date, and under the terms of the Series A Warrants and Series B Warrants when issued that liability was subject to adjustment to estimated fair value at each balance sheet date until the warrants were settled. Refer below for additional information regarding the amendment of the Series A Warrants and Series B Warrants that eliminated the ability of the Series A Warrants and Series B Warrants to be exercised into Pre-Funded Warrants, and as a result, the reclassification of the Series A and B Warrants from liability to equity section of the consolidated balance sheet.

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

The proceeds from the May 2024 Private Placement were first allocated to the full fair value of the Series A Warrants and Series B Warrants due to the initial liability classification. As disclosed in Note 3, Fair Value Measurements, the fair value of the Series A Warrants and Series B Warrants at issuance was $10.9 million. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Company recognized approximately $3.5 million in financing expense in the consolidated statement of operations during year ended December 31, 2024, which represents the excess of the fair value of the Series A Warrants and Series B Warrants at issuance over the proceeds. During the year ended December 31, 2024, the Company recognized a fair value gain on warrant liability of $5.7 million. Proceeds from the May 2024 Private Placement are shown as cash from financing transactions and the gain on warrant liability is included as an adjustment to reconcile the net loss to net cash used in operating activities in the statements of cash flows for the year ended December 31, 2024.

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

As of December 31, 2024, all of the Series A Warrants, and Series B Warrants issued in connection with the May 2024 Private Placement remained outstanding, and Pre-Funded Warrants to purchase 1,959,430 shares of the Company’s common stock remained outstanding.

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

During the period from August 17, 2022 to December 31, 2022, the Company issued 266,666 shares of common stock under the 2022 Purchase Agreement for net proceeds of approximately $3.2 million. The Company issued 410,500 shares of common stock under the 2022 Purchase Agreement for net proceeds of approximately $1.0 million from January 1, 2023 to December 31, 2023. The Company did not issue any shares of common stock under the 2022 Purchase Agreement during the year ended December 31, 2024.

Share Repurchase Program and Treasury Stock

On October 31, 2023, the Company announced that its Board has approved a share repurchase program (the “Share Repurchase Program”), with authorization to repurchase up to $500,000 of the outstanding shares of the Company’s common stock. The Company funded repurchases under the Share Repurchase Program with available cash.

During the year ended December 31, 2023, the Company purchased 78,559 shares of its common stock for approximately $0.1 million as treasury stock. The Company purchased 179,866 shares of its common stock for approximately $0.4 million as treasury stock during the year ended December 31, 2024. As of December 31, 2024, no amount remained authorized for repurchase.

16. Share-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of December 31, 2024, there were 62,908 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 3,550,000 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of December 31, 2024, there were 692,596 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the year ended December 31, 2024 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	140,109	$37.48	8.07
Granted	506,127	1.58
Cancelled/forfeited	(47,696)	38.02
Balance as of December 31, 2024	598,540	$7.08	9.00	$-
Vested and expected to vest at December 31, 2024	547,893	$7.52	9.00	$-
Exercisable at December 31, 2024	144,739	$22.96	7.60	$-

The Company settles exercises of stock options with newly issued shares of its common stock. There were no stock options exercised in 2024 or 2023.

The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the requisite service period, which is typically the vesting period of each option. The fair value of each option awarded during the years ended December 31, 2024 and 2023 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	December 31, 2024	December 31, 2023
Expected term	6.0 years	6.0 years
Risk-free interest rate	3.79%	4.06%
Expected volatility	120.6%	127.0%
Dividends	0%	0%
Resulting fair value	$1.39	$4.47

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

The following table summarizes share-based compensation recognized during the years ended December 31, 2024 and 2023 in the statement of operations (in thousands):

	Years ended December 31,
	2024	2023
Research and development	$51	$66
General and administrative	499	503
Total share-based compensation	$550	$569

As of December 31, 2024, the total compensation cost related to non-vested stock options and stock awards not yet recognized for all our plans is approximately $0.7 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.8 years.

17. Segment Information

The Company operates under one reportable business segment to advance the development, manufacturing and commercialization of complex and innovative treatments for patients battling cancer and other life-threatening diseases. The determination of a single reportable business segment is consistent with the consolidated financial information regularly provided to the Company’s CODM. All of the Company's long-term assets and operations are located in the United States. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance, including comparing actual results to budgets and forecasts to assess variances, identify trends, and guide strategic planning.

In addition to the significant expense categories included within the consolidated statements of operations, the below disaggregated amounts comprise significant research and development and general and administrative expenses. These expenses consist of (1) clinical, manufacturing and research contracts for research and development programs, (2) personnel-related expenses, including salaries, benefits and share-based compensation, (3) professional fees, including third-party costs for goods and services such as lab supplies and contract research, and legal and other professional expenses, and (4) facility and other overhead expenses, including depreciation, occupancy, travel, insurance and other costs.

(in thousands)	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Research and development
Clinical, development and licensing expenses	$4,549	$5,062
Personnel related expenses	3,026	2,852
Professional fees	1,733	635
Facility and other overhead expenses	1,272	1,141
Total research and development	10,580	9,690
General and administrative
Personnel related expenses	3,454	3,006
Professional expenses	4,828	3,870
Facility and other overhead expenses	1,657	1,668
Total general and administrative	$9,939	$8,544

18. Subsequent Events

February 2025 SPEA Agreements

On February 13, 2025 (the “Closing Date”), the Company entered into a Securities Purchase and Exchange Agreement (the “February 2025 SPEA”) with certain existing accredited investors (the “Purchasers”). Pursuant to the February 2025 SPEA, on the Closing Date the Company issued secured convertible promissory notes (the “Funding Notes”) in the aggregate principal amount of $3,362,251 together with common stock purchase warrants (the “Warrants”) to purchase 3,002,009 shares of the Company common stock, par value $0.001 (the “Common Stock”) at an exercise price of $1.12 per share (the “Warrant Exercise Price”). The aggregate purchase price for the Funding Notes and Warrants was approximately $3.7 million (the “Aggregate Purchase Price”) and included payment of $0.125 per Warrant. The Funding Notes mature on February 13, 2026, and bear interest at a rate of 10% per annum, subject to increase upon Events of Default. The Warrants are exercisable for five-years from the date of issuance.

Secured Interest

The obligations of the Company under the February 2025 SPEA and the Notes (as defined below) were secured by a pledge of substantially all of assets of the Company pursuant to a security agreement, dated as of the Closing Date, among the Company, CNSide Diagnostics, LLC (a subsidiary of the Company, “CNSide Diagnostics”), and Iroquois Master Fund Ltd., as collateral agent for the Purchasers (the “Security Agreement), subject to certain exceptions. The Security Agreement contained certain customary affirmative and negative covenants, including limitations on the Company’s and CNSide Diagnostic’s ability to dispose of assets, subject to customary exceptions. The repayment of the Company’s obligations under the February 2025 SPEA and Notes were guaranteed pursuant to a subsidiary guarantee, dated as of the Closing Date (the “Subsidiary Guarantee”), by and among CNSide and the Purchasers. The Security Agreement and the Subsidiary Guarantee were subsequently terminated after the closing of the private placement pursuant to the March 2025 SPA (as defined below).

Terms of the February 2025 SPEA

The February 2025 SPEA contains certain representations and warranties, covenants and indemnities customary for similar transactions. Under the February 2025 SPEA, the Company agreed, among other conditions, to not effect or enter an agreement to effect any variable rate transaction, except for certain exempt issuances of equity securities, until the later of the two year anniversary of the Closing Date or such date that the Notes are no longer outstanding. The Company also agreed to hold a stockholder meeting by no later than May 30, 2025, to seek approvals for future adjustments of the Warrant Exercise Price and Conversion Price for anti-dilution adjustments and similar matters, the reduction of the exercise price of the Warrants by $0.125, the extension of the period of exercise for the Series B common warrants issued pursuant to the May 2024 Purchase Agreement until five years from the original issue date of those warrants, and other matters necessary for compliance with Nasdaq Listing Rule 5635(d) (the “Stockholder Approvals”).

Exchange Notes

As previously disclosed in Note 15, the Company entered into that certain securities purchase agreement, dated May 5, 2024, as amended on May 8, 2024 (the “May 2024 Purchase Agreement”), with the Purchasers, among other investors, for the private placement of securities, including Series A common warrants (“Series A Warrants”) to purchase an aggregate of up to 3,591,532 shares of common stock. The May 2024 Purchase Agreement included certain limitations and restrictions on the Company’s ability to issue securities and provided the Purchasers and the other investors signatories to the May 2024 Purchase Agreement participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “Financing Restrictions”). On the Closing Date, pursuant to the February 2025 SPEA, the Company issued to the Purchasers secured convertible promissory notes in the aggregate amount of $3,188,922 (the “Exchange Notes” and together with the Funding Notes, the “Notes”) in exchange for cancellation of the Series A Warrants held by the Purchasers, and the Purchasers entered into a second amendment to the May 2024 Purchase Agreement to eliminate the Financing Restrictions. The terms and conditions of the Exchange Notes were substantially identical in all material respects to the Funding Notes, except that the Mandatory Conversion applied to all of the principal amount of the Exchange Notes instead of being limited to seventy-five percent, and the Maximum Amount did not apply. The Security Agreement and Subsidiary Guarantee also applied to the obligations under the Exchange Notes.

March 2025 SPEA Agreements

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 SPA”) with accredited investors, including certain existing stockholders of the Company, identified on the signature page thereto (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”). The March 2025 SPA, provides for the sale and issuance by the Company of an aggregate of 28,042,140 shares (the “March 2025 Private Placement Shares”) of the Company’s Common Stock, or, at the election of each Purchaser, prefunded warrants to purchase Common Stock

(the “Prefunded Warrants”), exercisable immediately at an exercise price of $0.001 per share (the “Prefunded Warrant Shares”), with each Private Placement Share or Prefunded Warrant accompanied by (i) a Series A common warrant (the “Series A Warrants”) to purchase one share of Common Stock (the “Series A Warrant Shares”), and (ii) one Series B common warrant (the “Series B Warrants”) to purchase one share of Common Stock (the “Series B Warrant Shares,” and together with the Series A Warrant Shares, the “Common Warrant Shares”). The March 2025 Private Placement Shares, Prefunded Warrants, Prefunded Warrant Shares, Series A Warrants, Series B Warrants, and the Common Warrant Shares are collectively referred to herein as the “Securities.”

The combined purchase price of $0.66 for each Private Placement Share or $0.659 for each Prefunded Warrant in the Private Placement, together with one accompanying Series A Warrant and one accompanying Series B Warrant, represents the applicable “Minimum Price”.

The initial exercise price of each Series A Warrant issued in the Private Placement is $1.32 per share of Common Stock. The Series A Warrants are exercisable only following stockholder approval and expire five (5) years thereafter. The number of securities issuable under the Series A Warrant is subject to adjustment as described in more detail in the Series A Warrant. The Series A Warrant exercise price and the related number of shares of Common Stock issuable upon exercise are subject to a “reset” provision upon certain events and are subject to anti-dilution protection upon any subsequent transaction at a fixed price lower than the warrant exercise price then in effect, as more fully described in the Series A Warrant.

The initial exercise price of each Series B Warrant issued in the Private Placement is $1.98 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Warrants are exercisable only following stockholder approval and expire two and one-half (2.5) years thereafter. The Series B Warrant exercise price and the related number of shares of Common Stock issuable upon exercise are subject to a “reset” provision upon certain events, as more fully described in the Series A Warrant, and the Series B Warrant alternative cashless exercise provision provides that the Series B Warrant can be exercised without further payment to the Company and for three times the number of shares of Common Stock then subject to the Series B Warrant.

The Prefunded Warrants will be exercisable from the date of issuance until exercised in full and may not be exercised to the extent that immediately following such exercise, the holder would beneficially own greater than 4.99% (or, at the election of the holder, greater than 9.99%) of the Company’s outstanding Common Stock.

Of the securities issued in the March 2025 Private Placement, 22,727,270 of the shares of Common Stock, or Prefunded Warrants in lieu thereof, and the accompanying 22,727,270 Series A Warrants and 22,727,270 Series B Warrants, were issued in consideration of new capital subscriptions, and 5,314,870 of the shares of Common Stock, or Prefunded Warrants in lieu thereof, and the accompanying 5,314,870 Series A Warrants and 5,314,870 Series B Warrants, were issued in exchange (the “Exchange”) for the cancelation of approximately $3.2 million in aggregate principal amount of the Exchange Notes.

The March 2025 Private Placement closed on March 7, 2025 (the “Closing Date”). The aggregate gross proceeds at the Closing Date totaled approximately $15.0 million, before deducting certain expenses payable by the Company.

In addition to the stockholder approval of the Series A Warrants and Series B Warrants, the Company also covenanted to seek if necessary stockholder approval to, among other things, amend the Company’s Certificate of Incorporation, as amended, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of Common Stock issuable upon the exercise of the Series A Warrants and Series B Warrants.

First Amendment to the February 2025 SPEA

In connection with entering into the March 2025 SPA, the Company entered into that certain First Amendment to the February 2025 SPEA (the “First Amendment”). The February 2025 SPEA included certain limitations and restrictions on the Company’s ability to issue securities and provided the Investors participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “New Financing Restrictions”). Pursuant to the First Amendment, subject to consummation of the March 2025 Private Placement, the Company agreed to repurchase from the Investors $3,362,251 in principal amount of the Company’s outstanding senior convertible promissory notes (the “Funding Notes”) and 3,002,009 warrants (the “SPEA Warrants”) issued pursuant to the February 2025 SPEA for an aggregate purchase price of $4.25 million. In exchange for the repurchase by the Company of the Funding Notes and SPEA Warrants, the Purchasers agreed to consent to the March 2025 Private Placement and eliminate the New Financing Restrictions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer and principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective.

(b)
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this Annual Report on Form 10-K based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024 based on the COSO criteria.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm because the Company is a smaller reporting company under the rules of the SEC.

(c)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) Insider Trading Arrangements

For the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined under SEC Rule 16a-1(f)) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Corporate Governance – Director Candidates,” “Corporate Governance – Biographical Information About Our Director Nominees,” “Corporate Governance – Term of Office,” “Corporate Governance – Family Relationships,” “Executive Officers,” “Corporate Governance – Delinquent Section 16(a) Reports,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Board Committees” and “Corporate Governance – Insider Trading Policy” in our definitive proxy statement to be filed with the SEC, in connection with our 2025 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be set forth under the captions “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” “Corporate Governance – Compensation Committee Report,” “Director Compensation” and “Pay Versus Performance” in the Proxy Statement and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth under the caption “Certain Relationships and Related Transactions” and in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth under the caption “Audit Matters” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements.

The responses to this portion of Item 15 are set forth under Part II, Item 8 above. The following documents statements are filed as part of this report:

Balance Sheets — December 31, 2024 and 2023

Statements of Operations — December 31, 2024 and 2023

Statements of Stockholders’ Equity (Deficit) — December 31, 2024 and 2023

Statements of Cash Flows — December 31, 2024 and 2023

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

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	05/10/2016
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	05/23/2018
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	07/29/2019
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	08/06/2019
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	4/28/2023
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018
3.9	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021
4.1	Description of Securities		10-K	001-34375 Exhibit 4.1	03/30/2020
4.2	Form of Common Stock Certificate		10-K	001-34375 Exhibit 4.33	03/09/2018
4.3	Form of Warrant Amendment Agreement		8-K	011-34375 Exhibit 4.1	04/23/2020
4.4	Form of Underwriters’ Warrant Amendment Agreement		8-K	011-34375 Exhibit 4.1	10/05/2020
4.5	Form of Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	05/09/2024
4.6	Form of Series A Warrant (May 2024, as amended and restated August 2024)		10-Q	011-34375 Exhibit 4.5	08/14/2024
4.7	Form of Series B Warrant (May 2024, as amended and restated August 2024)		10-Q	011-34375 Exhibit 4.6	08/14/2024
4.8	Form of Amendment and Restatement of the Plus Therapeutics, Inc. Series A Common Stock Purchase Warrant		10-Q	011-34375 Exhibit 4.7	08/14/2024
4.9	Form of Amendment and Restatement of the Plus Therapeutics, Inc. Series B Common Stock Purchase Warrant		10-Q	011-34375 Exhibit 4.8	08/14/2024
4.10	Form of Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	02/18/2025
4.11	Form of Warrant issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	011-34375 Exhibit 4.2	02/18/2025
4.12	Form of Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	03/04/2025
4.13	Form of Series A Warrant		8-K	011-34375 Exhibit 4.2	03/04/2025
4.14	Form of Series B Warrant		8-K	011-34375 Exhibit 4.3	03/04/2025

10.1+	Patent and Know-How License Agreement, dated March 29, 2020, by and between Plus Therapeutics, Inc. and NanoTx, Corp.	8-K	011-34375 Exhibit 10.1	3/30/2020
10.2+	Patent & Technology License Agreement, dated December 31, 2021, by and between Plus Therapeutics, Inc. and the University of Texas Health Science Center at San Antonio	10-K	011-34375 Exhibit 10.2	2/24/2022
10.3	Purchase Agreement, dated August 2, 2022, by and between Lincoln Park Capital Fund, LLC and Plus Therapeutics, Inc.	8-K	011-34375 Exhibit 10.1	08/08/2022
10.4	Registration Rights Agreement, dated August 2, 2022, by and between Plus Therapeutics, Inc. and Lincoln Park Capital Fund	8-K	001-34375 Exhibit 10.6	08/08/2022
10.5#	Amended and Restated Employment Agreement, dated March 11, 2020, by and between Marc Hedrick and Plus Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.6	5/14/2020
10.6#	Amended and Restated Employment Agreement, dated March 11, 2020, by and between Andrew Sims and Plus Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.7	5/14/2020
10.7#	2015 New Employee Incentive Plan	8-K	001-34375 Exhibit 10.1	01/05/2016
10.8#	First Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated January 26, 2017	10-K	001-34375 Exhibit 10.42	03/24/2017
10.9#	Second Amendment to the Plus Therapeutics, Inc. 2015 New Employee Incentive Plan, dated February 6, 2020	10-K	001-34375 Exhibit 10.25	03/30/2020
10.10#	Third Amendment to the 2015 New Employee Incentive Plan	S-1	333-280061 Exhibit 10.15	06/07/2024
10.11#	Form of Notice of Grant of Stock Option under the 2015 New Employee Incentive Plan	S-8	333-210211 Exhibit 99.5	03/15/2016
10.12#	Form of Stock Option Agreement under the 2015 New Employee Incentive Plan	S-8	333-210211 Exhibit 99.4	03/15/2016
10.13#	Plus Therapeutics, Inc. 2020 Stock Incentive Plan, as amended and restated	8-K	001-34375 Exhibit 10.1	05/20/2021
10.14#	Form of Notice of Grant and Stock Option Agreement under the 2020 Stock Incentive Plan	10-K	001-34375 Exhibit 10.26	02/24/2022
10.15#	Form of Indemnification Agreement	8-K	001-34375 Exhibit 10.1	02/06/2020
10.16#	Form of Agreement for Acceleration and/or Severance	10-K	001-34375 Exhibit 10.113	03/11/2016
10.17	Medidata Services Agreement and Statement of Work, dated November 5, 2021, by and between Medidata Solutions, Inc. and Plus Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.1	04/21/2022
10.18+	Cancer Research Grant Contract, effective August 31, 2022, by and between the Cancer Prevention and Research Institute of Texas and Plus Therapeutics, Inc.	8-K	001-34375 Exhibit 10.1	09/22/2022
10.19	Subscription and Investment Representation Agreement, dated March 3, 2023, by and between Plus Therapeutics, Inc. and the purchaser signatory thereto	8-K	001-34375 Exhibit 10.1	03/03/2023
10.20#	Plus Therapeutics, Inc. 2020 Stock Incentive Plan, as further amended and restated	8-K	001-34375 Exhibit 10.1	04/20/2023
10.21	Securities Purchase Agreement, dated as of May 5, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein	8-K	001-34375 Exhibit 10.1	05/09/2024
10.22	First Amendment to Securities Purchase Agreement, dated as of May 8, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein	8-K	001-34375 Exhibit 10.2	05/09/2024

10.23	Registration Rights Agreement, dated as of May 5, 2024, by and among Plus Therapeutics, Inc., and the purchases named therein		8-K	001-34375 Exhibit 10.3	05/09/2024
10.24	Lending Agreement, dated April 5, 2024, by and between Plus Therapeutics, Inc and Pershing LLC		8-K	001-34375 Exhibit 10.1	06/04/2024
10.25	Loan Interest Rate Form, dated May 24, 2024, by and between Plus Therapeutics, Inc and Pershing LLC		8-K	001-34375 Exhibit 10.2	06/04/2024
10.26	Extension of Credit, dated May 29, 2024, by and between Plus Therapeutics, Inc. and Pershing LLC		8-K	001-34375 Exhibit 10.3	06/04/2024
10.27*	Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.1	02/18/2025
10.28

Form of Secured Convertible Note for Funding Notes issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers names therein

			8-K	001-34375 Exhibit 10.2	02/18/2025
10.29

Form of Secured Convertible Note for Exchange Notes issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers names therein

			8-K	001-34375 Exhibit 10.3	02/18/2025
10.30*	Security Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc., CNSide Diagnostics, LLC and Iroqouis Master Fund Ltd., as collateral agent for the purchasers names therein		8-K	001-34375 Exhibit 10.4	02/18/2025
10.31	Subsidiary Guarantee, dated as of February 13, 2025, by and among CNSide Diagnostics, LLC and the purchasers named therein		8-K	001-34375 Exhibit 10.5	02/18/2025
10.32	Registration Rights Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.6	02/18/2025
10.33	Second Amendment to Securities Purchase Agreement, dated May 5, 2024, as amended on May 9, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.7	02/18/2025
10.34	Securities Purchase Agreement, dated as of March 4, 2025		8-K	001-34375 Exhibit 10.1	03/04/2025
10.35	Registration Rights Agreement, dated as of March 4, 2025		8-K	001-34375 Exhibit 10.2	03/04/2025
10.36	First Amendment to Securities Purchase and Exchange Agreement, dated as of March 4, 2025		8-K	001-34375 Exhibit 10.3	03/04/2025
19	Insider Trading Policy	X
21	List of Subsidiaries	X
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1†	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002	X
97.1	Incentive Compensation Recovery Policy		10-K	001-34375 Exhibit 97.1	03/05/2024
101.INS

The following financial information from The Plus Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2024 and 2023; (ii) Statements of Operations for the years ended December 31, 2024 and 2023; (iii) Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023; (iv) Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (v) Notes to Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

# Indicates management contract or compensatory plan or arrangement.

+ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv).

† Furnished herewith.

* Schedules and exhibits have been Omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the Omitted schedules or exhibits upon request by the Securities and Exchange Commission; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUS THERAPEUTICS, INC.

By:	/s/ Marc H. Hedrick, MD
Marc. H. Hedrick, MD
President & Chief Executive Officer
March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard J. Hawkins	Chairman of the Board	March 31, 2025
Richard J. Hawkins

/s/ Marc H. Hedrick, MD	President & Chief Executive Officer (Principal Executive Officer)	March 31, 2025
Marc H. Hedrick, MD

/s/ Andrew Sims	Chief Financial Officer and VP of Finance (Principal Financial and Accounting Officer)	March 31, 2025
Andrew Sims

/s/ An van Es-Johansson, MD	Director	March 31, 2025
An van Es-Johansson, MD

/s/ Greg Petersen	Director	March 31, 2025
Greg Petersen

/s/ Howard Clowes	Director	March 31, 2025
Howard Clowes

/s/ Robert Lenk	Director	March 31, 2025
Robert Lenk