Form 10-K/A
period 2024-12-31
PLUS THERAPEUTICS, INC.
filed 2025-04-30
CIK 1095981

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

As of April 18, 2025, there were 16,999,626 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”) by Plus Therapeutics, Inc., a Delaware corporation (“Plus,” the “Company,” “we,” or “us”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include information required by Part III, Items 10 through 14 of the 2024 Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”) are being filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, in addition to amending Items 10 through 14 of Part III to provide the omitted information, Item 15 of Part IV and the List of Exhibits referenced therein are being amended and restated in their entirety to include the new 302 Certifications. This Amendment also amends the cover page to update the number of shares of the Company’s common stock, par value $0.001 per share (the “common stock”), outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

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

Directors

Richard J. Hawkins. Mr. Hawkins has served on our Board since December 2007 and has been the Chairman of our Board since January 2018. In 1982, Mr. Hawkins founded Pharmaco, a clinical research organization, where he served as its Chairman, President and Chief Executive Officer until 1991 when it merged with the predecessor of PPD-Pharmaco. In 1992, Mr. Hawkins co-founded Sensus Drug Development Corporation, a privately-held company focused on the development of drugs to treat endocrine disorders, which developed and received regulatory approval for SOMAVERT, a growth hormone antagonist approved for the treatment of acromegaly, which is now marketed by Pfizer, Inc. (NYSE:PEE), where he served as Chairman until 2000. In 1994, Mr. Hawkins co-founded Corning Biopro, a contract protein manufacturing firm, where he served on its board until Corning BioPro’s sale to Akzo-Nobel, N.V. (OTC:AKZOY), a publicly-held producer of paints, coatings and specialty chemicals, in 2000. In September 2003, Mr. Hawkins founded LabNow, Inc., a privately held company that develops lab-on-a-chip sensor technology, where he served as the Chairman and Chief Executive Officer until October 2009. In February 2011, Mr. Hawkins became Chief Executive Officer, and held the positions of Chief Executive Officer, President and Chairman of Lumos Pharma, Inc. (Nasdaq: LUMO) until the time of its sale in December 2023. Additionally, Mr. Hawkins served on the board of SciClone Pharmaceuticals, Inc. (HKD: SCLN), a publicly-held specialty pharmaceutical company, from October 2004 through December 2017. He also served on the Presidential Advisory Committee for the Center for Nano and Molecular Science and Technology at the University of Texas at Austin, and was inducted into the Hall of Honor for the College of Natural Sciences at the University of Texas. Mr. Hawkins is a member of the National Ernst & Young Entrepreneur of the Year Hall of Fame. Mr. Hawkins graduated cum laude with a B.S. in Biology from Ohio University, where he later received the Ohio University Konneker Medal, the highest award given to a faculty member or former student, for entrepreneurial excellence. We believe Mr. Hawkins’s qualifications to serve on our Board include his executive experience working with life sciences companies, his extensive experience in pharmaceutical research and development, his knowledge, understanding and experience in the regulatory development and approval process, and his service on other public company boards and committees.

Marc H. Hedrick, M.D. Dr. Hedrick joined the Company in October 2002 as its Chief Scientific Officer. In May 2004, he was appointed as President of the Company and in April 2014, he was appointed as its Chief Executive Officer. Dr. Hedrick has served as a member of our board of directors (the “Board”) since joining the Company in October 2002. Previously, Dr. Hedrick served in a number of executive leadership positions, including President and Chief Executive Officer of StemSource from 2001 to 2003 and Chief Scientific Officer and Medical Director of Macropore Biosurgery from 2002 to 2004. Dr. Hedrick has also served as a board member for a number of public and private companies since 2000. Prior to his corporate career, Dr. Hedrick was Associate Professor of Surgery and Pediatrics at the University of California, Los Angeles (“UCLA”). While at UCLA, Dr. Hedrick’s academic research received both National Institutes of Health funding as well as private and public capitalization and was widely acknowledged through scientific publications and the media. Dr. Hedrick also has first-hand experience as a physician, practicing general, vascular and craniofacial surgery. Dr. Hedrick has a medical degree from The University of Texas Southwestern Medical School and a Master of Business Administration from the UCLA Anderson School of Management and is a trained general, vascular and plastic surgeon. We believe Dr. Hedrick’s qualifications to serve on our Board include his executive, financial, governance and operational leadership experience in medical and pharmaceutical product development.

Howard Clowes. Mr. Clowes has served on our Board since April 1, 2020. From January 2005 until he retired as a lawyer in December 2018, Mr. Clowes was a partner in the law firm DLA Piper (US) LLC. From 1982 until the formation of DLA Piper in 2005, he was an associate and then a partner in the predecessor firms of DLA Piper, holding various management positions, including serving on its board of directors and its compensation committee. Mr. Clowes served on the board of Equalize Health and as chair of its governance committee from January 2018 to May 2022, and serves on the board of AFRAC, each of which are nonprofit corporations focused on global healthcare. Mr. Clowes served on the board of the Law Foundation of Silicon Valley, a non-profit organization located in San Jose, California, that provides free legal services to Silicon Valley residents in need, from 2008 until December 2018, during which he served in various positions, including President of its board of directors, and Chair of its Strategic Planning and Chief Executive Officer Search Committee. From 2017 to 2021, Mr. Clowes served as a Lecturer at the University of California, Berkeley School of Law, teaching a course in International Business Negotiations. Mr. Clowes earned his J.D. at U.C. Berkeley, his B.A. in Experimental Psychology at U.C. Santa Barbara, and in 2023, Mr. Clowes received his National Association of Corporate Directors Directorship Certification. We believe Mr. Clowes’ qualifications to serve on the Board include his extensive experience as a lawyer, advising boards of directors and their audit, compensation and corporate governance committees on a wide range of matters, his experience with a wide range of transactions and his experience serving on various boards of directors.

Robert Lenk, Ph.D. Dr. Lenk has served on our Board since April 1, 2020. Since 2016, he has served as President of Lenk Pharmaceuticals, LLC, providing consulting services to clients in the pharmaceuticals industry. Dr. Lenk co-founded the Liposome Company, in Princeton, New Jersey in 1981 (now part of Elan Pharmaceuticals). After the Liposome Company went public, he co-founded Argus Pharmaceuticals, a drug delivery company focused on cancer and infectious diseases, in 1989 and served as Vice President of Research & Development, until it merged with two other companies to become Aronex Pharmaceuticals. From 1995 to 2003, Dr. Lenk served as President and Chief Executive Officer of Therapeutics 2000, Inc. which was later sold to Coller Capital. Dr. Lenk joined Luna Innovations in 2004 where he served as President of its Nanoworks Division until 2010. In 2010, Dr. Lenk joined MediVector, Inc. as its Chief Science Officer until 2016, when he started Lenk Pharmaceuticals, LLC, a pharmaceutical development consulting company, where he currently works. He also currently serves on the board of PoP Biotechnology, a private company that develops vaccines and cancer therapies based on proprietary porphyrin liposome nanoparticle technology. Dr. Lenk received both his PhD and BSc. From the Massachusetts Institute of Technology. We believe Dr. Lenk’s qualifications to serve on our Board include his broad experience in translating research candidates into products, especially in the fields of nanotechnology and liposomal drug products.

Kyle Guse, Esq., MBA, CPA (inactive). Mr. Guse was appointed to our Board in April 2025. Mr. Guse has been serving as the Chief Legal Officer of DDC Enterprise Ltd. (NYSE:DDC), an NYSE-American-listed international consumer foods company, since September 2023. From January 2013 to May 2023, Mr. Guse was Chief Financial Officer, General Counsel and Secretary of Atossa Therapeutics, Inc. (Nasdaq, ATOS), a Nasdaq-listed biotechnology company developing treatments and prevention for breast cancer. Mr. Guse’s experience includes 30 years of counseling innovative, rapid growth companies through all aspects of finance, corporate governance, securities laws and commercialization, with a particular focus on M&A and capital market transactions. Mr. Guse has practiced law at several of the largest international law firms, including from January 2012 through January 2013 as a partner at Baker Botts LLP and, prior to that, from October 2007 to January 2012, as a partner at McDermott Will & Emery LLP. Before working at McDermott Will & Emery, Mr. Guse served as a partner at Heller Ehrman LLP. Mr. Guse began his career as an accountant at Deloitte and he is an inactive Certified Public Accountant and member of the bars of California and Washington. Mr. Guse earned a B.S. in business administration and an M.B.A. from California State University, Sacramento, and a J.D. from Santa Clara University School of Law. We believe that Mr. Guse’s extensive legal and business expertise in corporate finance and capital markets, corporate governance and mergers and acquisitions qualifies him to serve on our Board.

An van Es-Johansson, M.D. Dr. van Es-Johansson has served on our Board since January 1, 2020. Dr. van Es-Johansson served as the Chief Medical Officer for AlzeCure Pharma, a Swedish pharmaceutical company with a primary focus on Alzheimer’s disease, from September 2018 through March 1, 2021, following which she has continued to serve AlzeCure Pharma as a Senior Advisor beginning in March 2021. Since 2021 she has been a Senior Advisor for Sinfonia AB, a Swedish pharmaceutical company with focus on neuroscience. From May 2005 to September 2018, Dr. van Es-Johansson served in a range of executive roles of increasing responsibility at Sobi, an international rare disease company headquartered in Stockholm, Sweden, including as Vice President and Head of EMENAR Medical Affairs for Specialty Care and Partner Products from March 2013 to January 2018. Prior to her time at Sobi, Dr. van Es-Johansson served in leadership positions within large pharmaceutical and smaller biotechnology companies, including Roche, Pharmacia, Eli Lilly, Active Biotech and BioStratum. From 2004 to 2016, she was a member of the Scientific Advisory Board of Uppsala Bio and currently serves on the board of directors of Savara, Inc. (Nasdaq: SVRA), Lumos Pharma, Inc. (Nasdaq: LUMO) and privately held Agendia BV. She also served on the board of directors at BioInvent International AB (Nasdaq: OMX Stockholm: BINV), from June 2016 to February 2021; on the board of directors of Alzecure AB (NASDAQ OMX Stockholm: ALZCUR), from 2017-2020; on the board of directors of Medivir AB (Nasdaq OMX Stockholm: MVIR) from 2019-2022; and on the board of directors of IRLAB AB (Nasdaq OMX Stockholm: IRLAB) from May 2022 to February 2023. Dr. van Es-Johansson received a M.D. from Erasmus University, Rotterdam, The Netherlands. We believe Dr. van Es-Johansson’s qualifications to serve on our Board include her extensive medical knowledge and experience in the pharmaceutical industry.

Executive Officers; Directors

The following table shows information about our current executive officers and directors including their ages as of April 18, 2025:

Name	Age	Position(s)
Executive Officers
Marc H. Hedrick, M.D.	63	President, Chief Executive Officer and Director
Andrew Sims	52	Chief Financial Officer
Non-Employee Directors
Howard Clowes(1)(2)(3)	71	Director
An van Es-Johansson, MD(1)(3)	65	Director
Richard J. Hawkins	76	Chairman of the Board
Robert Lenk, PhD(3)	77	Director
Kyle Guse(1)(2)	61	Director

(1)
Member of the audit committee.
(2)
Member of the compensation committee.

(3)
Member of the governance and nominating committee.

The following presents biographical information for each of our executive officers listed in the table above, other than Dr. Hedrick whose information is presented above.

Andrew Sims. Mr. Sims joined us as Chief Financial Officer in February 2020. Prior to his appointment as our Chief Financial Officer, Mr. Sims held roles at several private equity-backed companies. Between 2012 and 2017, Mr. Sims was Chief Financial Officer of Amplify LLC, an advisory and management consulting services firm. Following his time at Amplify, Mr. Sims served as Chief Financial Officer of Verbatim Support Services LLC, a litigation support company, from 2017 to 2019. His focus has been on mergers and acquisitions, integrations, corporate capitalization and building out and managing teams to support global growth. Previously, Mr. Sims was Partner at Mazars, a global accounting, advisory, audit, tax and consulting firm. Working from both the Oxford, England and New York offices, Mr. Sims audited and advised global public clients, including a variety of healthcare companies, with average annual revenues in excess of $1 billion. Further, he was the lead partner on over fifty (50) acquisitions ranging from $5 million to $4 billion in purchase price. He is a Certified Public Accountant in the U.S. and a Chartered Accountant in England and Wales. Mr. Sims is a graduate of Buckingham University in the United Kingdom.

There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics has been posted on our website at www.plustherapeutics.com. We intend to post amendments to this code, or any waivers of its requirements, on our website at www.plustherapeutics.com under “Investor Relations – Governance – Corporate Governance Materials,” as permitted under SEC rules and regulations. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will disclose on our website amendments to, or waivers from, our Code of Business Conduct and Ethics, in accordance with applicable laws and regulations.

Insider Trading Policies and Procedures

We have adopted an insider trading policy that governs purchases, sales, and other transactions in our securities by our directors, officers, employees and designated consultants that we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to the Original Filing.

Our insider trading policy prohibits our directors, officers, employees and certain designated consultants, and their affiliated persons, from trading in Company securities while in possession of material nonpublic information about the Company. The policy also prohibits tipping (i.e., disclosing material nonpublic information about the Company to others who may trade on the basis of that information). We also require our directors, officers and certain other employees to receive approval before trading in Company securities. Our insider trading policy also expressly prohibits short sales; purchases or sales of puts, calls, or other derivative securities or hedging transactions; using Company securities as collateral in a margin account; or pledging Company securities as collateral for a loan. Any waiver of the provisions of this policy requires the approval of our Audit Committee. To date, no such requests have been made or approved. Our insider trading policy governs adoption, modification and termination of written securities trading plans, known as Rule 10b5-1 plans, by our directors, executive officers and certain other persons. Our policy provides that all Rule 10b5-1 plans must comply with SEC rules applicable to the Rule 10b5-1 safe harbor and imposes additional requirements and limitations.

Director Independence

Our common stock is listed on The Nasdaq Capital Market LLC (“Nasdaq”) and under the listing rules of Nasdaq, subject to specified exceptions, independent directors must comprise a majority of a listed company’s board of directors, and each member of a listed company’s audit, compensation and nominating and corporate governance committees must be independent. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, among other things, the listed company’s board of directors affirmatively determines that the director does not have a relationship which, in the opinion of the listed company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board reviews the independence of each director. This review is based primarily on responses of the directors to questions in a directors’ and officers’ questionnaire regarding employment, business, familial, compensation and other relationships with Plus and our management. Our Board has determined that no transactions or relationships existed that would disqualify any of our directors under the Nasdaq rules or would require disclosure under SEC rules, with the exception of Marc H. Hedrick, M.D., our President and Chief Executive Officer, because of his current employment relationship with us. In making these determinations, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our securities by each non-employee director.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, which address matters such as the Board’s responsibilities and duties and the Board’s composition and compensation. The Corporate Governance Guidelines are available on our website at https://ir.plustherapeutics.com/governance/corporate-governance-materials.

Board Committees

The Board currently maintains an Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. All members of each of the committees are independent directors under the applicable SEC and Nasdaq rules. Each committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. Each committee reviews its respective charter at least annually. The charter for each committee can be found on our website at https://ir.plustherapeutics.com/governance/board-comittees. From time to time, our Board may establish other committees.

Compensation Committee

Our Compensation Committee consists of Mr. Guse and Mr. Clowes, who serves as the Compensation Committee’s Chairperson. Our Board has determined that both Mr. Guse and Mr. Clowes are “independent” under Nasdaq listing standards and are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act, and both satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.

The primary duties and responsibilities of our Compensation Committee as provided in the Compensation Committee charter include, among other things, overseeing our compensation policies, plans and programs and determining the compensation to be paid to our executive officers, directors and other senior management, as appropriate.

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

See the sections titled “Executive Compensation” and “Director Compensation” elsewhere in this Amendment for a description of our processes and procedures for the consideration and determination of our executive officers and directors compensation.

Audit Committee

Our Audit Committee currently consists of Mr. Clowes, Dr. van Es-Johansson and Mr. Guse, who serves as Chairperson of the Audit Committee. The Board has determined that each member of the Audit Committee is “independent” for audit committee purposes as that term is defined in the applicable Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that Mr. Guse is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each Audit Committee member’s scope of experience and the nature of their employment. No member of the Audit Committee simultaneously serves on the audit committees of more than three (3) public companies, and no member of our Audit Committee has participated in the preparation of the financial statements of Plus at any time during the past three (3) years.

The primary purpose of the Audit Committee is to discharge the responsibilities of our Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial-statement audits, and to oversee our independent registered accounting firm. Specific responsibilities of our Audit Committee as provided in the Audit Committee charter include:

•
reviewing management’s and our independent auditor’s report on their assessment of the effectiveness of internal control over financial reporting as of the end of each fiscal year;
•
selecting our auditors and reviewing the scope of the annual audit;
•
resolving any disagreements between management and the auditor regarding financial reporting;

•
approving the audit fees and non-audit fees to be paid to our auditors;
•
reviewing our financial accounting controls with the staff and the auditors;
•
reviewing and monitoring management’s enterprise risk management assessment, including cyber security;
•
reviewing and discussing with management and the auditor, our audited financial statements including our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•
reviewing our earnings press releases as well as financial information and earnings guidance provided to analysts and rating agencies;
•
reviewing and approving our annual budget;
•
reviewing all related person transactions which are required to be reported under applicable SEC regulations; and
•
establishing procedures for the receipt, retention, and treatment of complains received regarding accounting, internal accounting controls or audit matters.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Clowes, Dr. Lenk, and Dr. van Es-Johansson, each of whom our Board has determined is “independent” under the Nasdaq listing standards, a non-employee director and free from any relationship that would interfere with the exercise of his or her independent judgment. The Chairperson of our Nominating and Corporate Governance Committee is Dr. van Es-Johansson.

Specific responsibilities of our Nominating and Corporate Governance Committee as provided in the Nominating and Corporate Governance Committee charter include, among others:

•
analyzing the expertise and experience of the Board and ensuring the membership of the Board consists of persons with sufficiently diverse and independent backgrounds;
•
identifying, recruiting, evaluating and recommending to the Board individuals qualified to become members of the Board;
•
establishing procedures for the consideration of candidates for the Board recommended by Plus’s stockholders and recommending to the Board appropriate action on any such recommendation;
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

Item 11. Executive Compensation.

Director Compensation

Our Board believes that the level of director compensation should be based on time spent carrying out Board and committee responsibilities and be competitive with comparable companies. In addition, the Board believes that a significant portion of director compensation should align director interests with the long-term interests of stockholders. The Board makes changes in its director compensation practices upon the recommendation of the Compensation Committee and following discussion and approval by the Board.

Director Compensation

Our Board, following the Compensation Committee’s recommendation, approved the 2024 compensation of our non-employee directors, as described below. The compensation level of our non-employee directors is expected to remain the same in 2025.

	Annual Service Retainer ($)	Chairperson Additional Retainer ($)
Board	$40,000	$37,500
Audit Committee	7,500	27,500
Compensation Committee	5,000	15,000

Nominating and Corporate Government Committee	5,000	10,000

On February 22 2024, each non-employee director was awarded a grant of options for 2,250 shares as equity compensation and on September 11, 2024 awarded a grant of options for 3,650 shares as equity compensation.

Director Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our non-employee directors who served on our Board during fiscal year 2024:

Name(1)	Fees Earned or Paid in Cash	Option Awards(2)(3)	Total
Richard J. Hawkins, Chairman	$95,000	$9,167	$104,167
Howard Clowes	67,500	9,167	76,667
An van Es-Johansson, M.D.	57,500	9,167	66,667
Robert Lenk, PhD	45,000	9,167	54,167
Greg Petersen(4)	72,500	9,167	81,667
(1)
Dr. Hedrick is not included in this table as he is our Chief Executive Officer and receives no extra compensation for his service as a director. The compensation received by Dr. Hedrick in his capacity as our Chief Executive Officer is set forth above in this Amendment in the in the “Summary Compensation Table,” and further described in the “Narrative Disclosures to Summary Compensation Table.”
(2)
Amounts in this column represent awards of restricted stock options with the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The fair value was determined in accordance with U.S. GAAP based on the closing price of our Common Stock on the applicable grant date. The vesting of these stock awards are service based and subject to continued participant as Board members.
(3)
The aggregate number of shares underlying outstanding option awards as of December 31, 2024 was: (i) Mr. Hawkins, 5,900, shares; (ii) Mr. Clowes, 5,900 shares; (iii) Dr. van Es-Johansson, 5,900 shares; (iv) Dr. Lenk, 5,900 shares; and (v) Mr. Peterson, 5,900 shares.
(4)
Greg Petersen resigned from the Board and his committee positions on April 18, 2025.

Mr. Guse was elected to our Board in April 2025 and did not earn any compensation during fiscal year 2024.

Executive Compensation

Our named executive officers, or NEOs, for fiscal year 2024 are:

•
Marc H. Hedrick, M.D., our President and Chief Executive Officer;
•
Andrew Sims, our Chief Financial Officer, and
•
Norman LaFrance, M.D., our former Chief Medical Officer

The compensation discussion below should be read in conjunction with the compensation tables and related notes, which include more detailed information about the compensation of our NEOs for 2024 and 2023.

Summary Compensation Table

The following table sets forth information concerning compensation earned during 2024 and 2023 for services rendered to us by our NEOs.

NEO	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Marc H. Hedrick, M.D. President and Chief Executive Officer	2024	556,400	335,348	321,321	47,216	1,260,285
	2023	556,400	188,692	336,622	52,313	1,134,027
Andrew Sims Chief Financial Officer	2024	372,750	74,758	156,555	17,053	621,116
	2023	355,000	40,722	125,803	17,706	539,231
Norman LaFrance, M.D.(4) Former Chief Medical Officer	2024	258,446	-	-	27,466	285,912
	2023	440,000	29,244	161,700	44,321	675,265

(1)
The amounts in this column reflect the aggregate grant date fair value of stock options granted to our NEOs during the years indicated. In accordance with SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 16 to our consolidated financial statements which are included in Part II, Item 8 of our Original Filing.

(2)
The amounts in this column represent annual performance-based bonuses for 2024 and 2023. For additional information, see narrative below under “Annual Bonuses and Non-Equity Incentive Plan Compensation.”
(3)
This column includes standard benefits, including a 401K match, and health and life insurance premiums.
(4)
On June 11, 2024, Dr. LaFrance stepped down from his position as the Company’s Chief Medical Officer.

Narrative Disclosures to Summary Compensation Table

Employment Agreements

On May 13, 2020 we entered into Amended and Restated Executive Employment Agreements with each of Dr. Hedrick (the “Hedrick Employment Agreement”) and Mr. Sims (the “Sims Employment Agreement” and, together with the Hedrick Employment Agreement, the “Executive Employment Agreements”). The Executive Employment Agreements generally provide for a minimum base salary, a discretionary annual cash bonus based on the achievement of Company performance goals and the ability to participate in, subject to applicable eligibility requirements, all of our benefit plans and fringe benefits and programs that may be provided to our executives from time to time. Dr. Hedrick is also eligible for certain severance payments as described further below under “Potential Payments upon Termination or Change-in-control” below. Each of our NEOs is employed at will.

Compensation Committee

The Compensation Committee operates in accordance with the compensation committee charter . The Compensation Committee charter outlines responsibilities and duties of the members, sets forth the frequency of meetings, establishes and reviews the overall compensation policies and practices of the Company and also sets forth the process to review and approve the executive compensation program for the Chief Executive Officer and other executive officers, and makes appropriate recommendations to the Board. The Compensation Committee approves or makes recommendations to our Board on decisions concerning compensation of the executive management team and the Board on a periodic basis to ensure that it is consistent with our short-term and long-term goals. The Compensation Committee assesses the appropriateness of the nature and amount of compensation of our executives by reference to relevant employment market conditions with the overall objective of ensuring maximum stakeholder benefit from the recruitment and retention of a high-quality board and executive team.

Additionally, the Compensation Committee is responsible for evaluating the performance of the Company’s key senior executives. The Company’s Chief Executive Officer and other members of management regularly discuss the Company’s compensation issues with Compensation Committee members. The Compensation Committee reviews and recommends to the Board the overall bonus and equity incentive awards for employees of the Company. Additionally, the Company’s Chief Executive Officer makes recommendations to the Compensation Committee for review, modification (if applicable) and approval in relation to bonuses and equity incentive awards for members of the executive management team.

Compensation Setting Process

In the process of determining compensation for our NEOs, the Compensation Committee considers the current financial position of the Company, the strategic goals of the Company, and the performance of each of our NEOs. The Compensation Committee retained Anderson Pay Advisors in January 2023 and January 2024, to perform an independent compensation review and to provide compensation research, analysis and recommendations relating to executive compensation. In addition, from time to time, the Compensation Committee considers the various components (described below) of our executive compensation program in relation to compensation paid by other public companies, compensation data from Radford Global Life Sciences Survey, a historical review of all executive officer compensation, and recommendations from our Chief Executive Officer (other than for his own compensation). The Compensation Committee has the sole authority to select, compensate and terminate its external advisors. The Compensation Committee utilizes the following components of compensation (described further below) to strike an appropriate balance between promoting sustainable and excellent performance and discouraging any excessive risk-taking behavior:

Annual Base Salaries

Our NEOs receive a base salary to compensate them for services rendered to us. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. None of the NEOs is currently party to an agreement or arrangement that provides for automatic or scheduled increases in base salary.

Equity-Based Incentive Compensation

We designed our long-term equity grant program to further align the interests of our executives with those of our stockholders, provide our executives with a strong link to our long-term performance and create an ownership culture. Historically, the Compensation Committee has granted stock options, although from time-to-time, to further increase the emphasis on performance-based compensation, the Compensation Committee may grant other equity awards as allowed by the 2020 Stock Incentive Plan, based on its judgment as to whether the complete compensation packages given to our executives, including prior equity awards, are appropriate and sufficient to retain and incentivize the executives and whether the grants balance long-term versus short-term compensation. The Compensation Committee also considers our overall performance as well as the individual performance of each of our NEOs, the potential dilutive effect of restricted stock awards, the dilutive and overhang effect of the equity awards and recommendations from the Chief Executive Officer (other than with respect to his own equity awards).

Stock options are granted with an exercise price equal to the fair market value of our Common Stock on the date of grant.

For the year ended December 31, 2024, our Chief Executive Officer was awarded stock options covering a total of 291,607 shares, our Chief Financial Officer was awarded stock options covering a total of 65,007 shares and our former Chief Medical Officer was issued a stock option covering 24,073 shares. For the year ended December 31, 2023, our Chief Executive Officer was awarded stock options covering a total of 6,720 shares, our Chief Financial Officer was awarded stock options covering a total of 1,451 shares and our former Chief Medical Officer was issued a stock option covering 1,047 shares. You can find more information on the stock options granted to our NEOs below under “Outstanding Equity Awards at December 31, 2024” heading below.

Annual Bonuses and Non-Equity Incentive Plan Compensation

Target bonuses are reviewed annually and established as a percentage of the NEOs’ base salaries, generally based upon seniority of the officer and targeted at or near the median of the peer group and relevant survey data (including the Radford Global Life Sciences Survey). Each year, the Compensation Committee establishes corporate objectives related to the Company’s clinical, financial and operational goals and sets each NEO’s respective bonus target percentages, taking into account recommendations from our Chief Executive Officer as it relates to individual objectives for executive positions other than the Chief Executive Officer. Our Chief Executive Officer’s target bonus is set by the Compensation Committee to align entirely with our overall corporate objectives. Our other NEOs have additional individual goals, the attainment of which comprises a specified percentage of their total bonus compensation. After each fiscal year-end, our Chief Executive Officer provides the Compensation Committee with a written evaluation showing actual performance as compared to corporate and/or individual objectives, and the Compensation Committee uses that information, along with the overall corporate performance, to determine what percentage of each executive’s bonus target will be paid out as a bonus for that year. Overall, the Compensation Committee seeks to establish corporate and individual functional goals to be challenging, yet attainable, and stretch goals to be highly challenging.

Dr. Hedrick’s target bonus for the Company’s 2024 and 2023 fiscal years, as a percentage of base salary, was fifty-five percent (55%). Mr. Sims’ target bonus as a percentage of base salary was forty percent (40%) and thirty-five percent (35%) for the Company’s 2024 and 2023 fiscal years, respectively, and Dr. LaFrance’s target bonus for the Company’s 2024 and 2023 fiscal years, as a percentage of base salary, was thirty-five percent (35%).

For the Company’s 2024 fiscal year, the corporate goals approved by the Board (upon recommendation of the Compensation Committee for purposes of executive compensation) were determined by the Compensation Committee to have been achieved at a level of 105%. As our Chief Executive Officer’s bonus is based exclusively on attainment of our corporate goals, Dr. Hedrick received $321,321, or 105% of his target cash bonus. Based upon the attainment of 105% of the corporate goals, and (i) upon an attainment of 105% of his individual goals, our Chief Financial Officer, Mr. Sims, received $156,555, or 105% of his target cash bonus. Dr. LaFrance left his position of Chief Financial Officer on June 11, 2024 and was not eligible for a bonus in 2024.

For the Company’s 2023 fiscal year, the corporate goals approved by the Board (upon recommendation of the Compensation Committee for purposes of executive compensation) were determined by the Compensation Committee to have been achieved at a level of 110%. As our Chief Executive Officer’s bonus is based exclusively on attainment of our corporate goals, Dr. Hedrick received $336,622, or 110% of his target cash bonus. Based upon the attainment of 110% of the corporate goals, and (i) upon an attainment of seventy-five percent (75%) of his individual goals, our Chief Financial Officer, Mr. Sims, received $125,803, or 101% of his target cash bonus; and (ii) upon an attainment of 100% of his individual goals, our former Chief Medical Officer, Dr. LaFrance, received $161,700, or 105% of his target cash bonus.

Personal Benefits and Perquisites

All of our executives are eligible to participate in our employee benefit plans, including medical, dental, vision, life insurance, short-term and long-term disability insurance, flexible spending accounts and 401(k). These plans are available to all full-time employees. In keeping with our philosophy to provide total compensation that is competitive within our industry, we offer limited personal benefits and perquisites to executive officers. You can find more information on the amounts paid for these perquisites to, or on behalf of, our NEOs in our Summary Compensation Table.

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding outstanding equity awards held by our NEOs as of December 31, 2024.

Name	Option Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable(3)	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable(2)(3)	Option Exercise Price ($)(3)	Option Expiration Date
Marc H. Hedrick, M.D., President and Chief Executive Officer	1/30/2015	3	—	54,000	1/30/2025
	1/4/2016	8	—	21,060	1/4/2026
	3/8/2017	13	—	11,625	3/8/2027
	6/25/2020	9,334	—	32	6/25/2030
	2/16/2021	5,644	244	55	2/16/2031
	5/25/2021	11,995	1,390	34	5/25/2031
	2/15/2023	14,784	17,471	6	2/15/2033
	2/22/2024	19,586	74,425	2	2/22/2034
	9/11/2024	12,350	185,245	1	9/11/2034
Andrew Sims Chief Financial Officer	2/6/2020	2,585	82	33	2/6/2030
	2/16/2021	4,258	184	55	2/16/2031
	5/25/2021	5,985	695	34	5/25/2031
	2/15/2023	3,191	3,770	6	2/15/2033
	2/22/2024	3,944	14,989	2	2/22/2034
	9/11/2024	—	46,074	1	9/11/2034

(1)
For a better understanding of this table, we have included an additional column showing the grant date of the stock option
(2)
Unless otherwise provided, unvested stock options are subject to four- (4) year vesting (from the grant date), and all stock options have a contractual term of ten (10) years from the date of grant. Awards presented in this table contain one (1) of the following two vesting provisions:
a.
With respect to an initial stock option grant to an employee, one fourth (1/4th) of the shares subject to the award vest on the one- year anniversary of the vesting start date, while an additional one thirty-sixth (1/36th) of the remaining option shares vest at the end of each month thereafter for thirty-six (36) consecutive months, or
b.
With respect to stock option grants made to an employee after one (1) full year of employment, one forty-eighth (1/48th) of the shares subject to the award vest at the end of each month thereafter for forty-eight (48) consecutive months, as measured from the vesting start date.
(3)
We consummated a 1-for-15 reverse stock split in May 2016, a 1-for-10 reverse stock split in May 2018, a 1-for-50 reverse stock split in August 2019 and a 1-for-15 reverse stock split in May 2023. The amounts set forth in this column reflect these four reverse stock splits.

Potential Payments upon Termination or Change-in-control

Pursuant to the terms of the Executive Employment Agreements, if one of our NEOs is terminated without “cause” or resigns for “good reason,” (both, a “Severance Termination”), then such NEO will be eligible to receive: (i) an amount equal to twelve (12) months of his base salary; (ii) an amount equal to his target bonus for the year in which such Severance Termination occurs; (iii) the annual bonus earned for the prior calendar year, if not yet paid, as of the date of such Severance Termination; (iv) an amount equal to twelve (12) months of the premiums such NEO is required to pay under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), to continue coverage for him and his eligible dependents under our group health plans; and (v) the accelerated vesting of such NEO’s unvested equity incentive awards that would have vested during the period beginning on the date of such Severance Termination and ending on (a) in case of a Severance Termination of Dr. Hedrick, twelve (12) months thereafter, or (b) in the case of a Severance Termination of Mr. Sims, nine (9) months thereafter. In order to be eligible for the benefits set forth above, such NEO must sign (and not revoke) a general release of claims in favor of the Company as of the date of the Severance Termination, as applicable (a “Release”).If a Severance Termination occurs within the period beginning on the date the Company and an acquiror formally or informally agree on the terms of a transaction which, if consummated, would constitute a “change in control” and ending on the closing date of the change in control, or within twelve (12) months following a change in control, upon signing a Release (a “CoC Termination”), such NEO will be eligible to receive: (i) those items listed in the above paragraph under subclauses (ii) and (iii); (ii) an amount equal to (a) in the case of a CoC Termination of Dr. Hedrick, eighteen (18) months of the greater of his base salary in effect immediately prior to the date of such CoC Termination and his base salary in effect on the date the terms of a transaction that results in a change in control are agreed to, or (b) in the case of a CoC Termination of Mr. Sims, twelve (12) months of the greater of his base salary in effect immediately prior to the date of such CoC Termination and his base salary in effect on the date the terms of a transaction that results in a change in control are agreed to; (iii) the amounts listed in the above paragraph under subclause (iv), except that, if the CoC Termination is for Dr. Hedrick, the amount of the COBRA payment will be increased to eighteen (18) months; (iv) the acceleration of such NEO’s remaining unvested equity incentive awards effective on the later of the CoC Termination and the date of the change in control; and (v) the right to exercise the equity incentive awards granted to him on or after the date of his Executive Employment Agreement until the later of (a) three (3) months after the CoC Termination, (b) three (3) months following the change in control with respect to any equity incentive awards that become exercisable upon a change in control due to the acceleration in connection with the change in control and (c) any period specified in such NEO’s award agreements (but not beyond the original expiration date of any equity incentive award). Further, even if a CoC Termination does not occur, if any of our NEOs remain employed by the Company as of the closing of such change in control, all of such NEO’s outstanding unvested incentive stock awards shall automatically accelerate on the date of such change of control.

Under the Executive Employment Agreements, the term “cause” generally refers to the occurrence of certain events including (i) the employee’s extended disability, (ii) the employee’s repudiation of his employment or his Executive Employment Agreement, (c) the employee’s conviction of a felony or certain misdemeanors, (iv) the employee’s demonstrable and documented fraud, (v) an intentional, reckless or grossly negligent action which causes material harm to the Company, (vi) an intentional failure to substantially perform material employment duties or directives, and (vii) the chronic absence from work for reasons other than illness, permitted vacation or resignation for good reason.

Under the Executive Employment Agreements, the term “good reason” generally refers to: (i) the Company’s material breach of its obligation to pay the employee the compensation earned for any past service (at the rate which had been stated to be in effect for such period of service); (ii) a change in the employee’s position with the Company which materially reduces the employee’s duties or stature in the business conducted by the Company; and (iii) a reduction in the employee’s level of compensation, provided, however, that a Company-wide reduction of compensation of not more than fifteen percent (15%) that is also applicable to all of the senior management of the Company and which continues for less than three (3) months, shall not constitute good reason.

Under the Executive Employment Agreements, the term “change of control” generally refers to (i) a change in the composition of the Board, as a result of which fewer than one-half (1/2) of the incumbent directors are directors who either: (a) had previously been directors of the Company; or (b) were elected, or were nominated for election, to the Board with the affirmative votes of at least a majority of the aggregate of the original directors who were still in office at the time of the election or nomination and the directors whose election or nomination was previously so approved; (ii) any “person” who, by the acquisition or aggregation of securities, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities ordinarily having the right to vote at elections of directors (the “Base Capital Stock”); except that any change in the relative beneficial ownership of the Company’s securities, by any person, resulting solely from a reduction in the aggregate number of outstanding shares of Base Capital Stock, and any decrease thereafter in such person’s ownership of securities, shall be disregarded until such person increases, in any manner, directly or indirectly, such person’s beneficial ownership of any securities of the Company; (iii) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization own, immediately after such merger, consolidation or other reorganization, fifty percent (50%) or more of the voting power of the outstanding securities of each of (a) the continuing or surviving entity and (b) any direct or indirect parent corporation of such continuing or surviving entity; or (iv) the sale, transfer or other disposition of all or substantially all of the Company’s assets.

Retirement, Termination for Cause, or Resignation without Good Reason Arrangements

The Company does not have any agreements or plans, other than the Executive Employment Agreements, in place for the NEOs that would provide additional compensation in connection with a retirement, termination for cause or resignation without good reason.

Policy Related to the Grant of Certain Equity Awards

Our Compensation Committee has generally granted annual equity awards, including stock option grants to our directors and NEOs, in the first quarter of each fiscal year, specifically in mid-February. In addition, certain new hires receive stock option grants at the time of their hiring. During 2024, our Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our NEOs during any period beginning four business days before and ending one business day after the filing or furnishing of a Quarterly Report on Form 10-Q, an Annual Report on Form 10-K or a Current Report on Form 8-K that disclosed material nonpublic information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of our common stock as of April 18, 2025 (or earlier date for information based on filings with the SEC) by (a) each person known to us to own more than 5% of the outstanding shares of our common stock, (b) each director, (c) our Chief Executive Officer and our Chief Financial Officer who constitute our NEOs and (e) all current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security, including options or warrants that are currently exercisable or exercisable within sixty (60) days of April 18, 2025. The information in the table below does not necessarily indicate beneficial ownership for any other purpose.

We have deemed shares of our common stock subject to stock options and warrants that are currently exercisable or exercisable within sixty (60) days of April 18, 2025 to be outstanding and to be beneficially owned by the person holding the stock option or warrant for the purpose of computing the percentage ownership of that person, except as explained below. We did not, however, deem such shares outstanding for the purpose of computing the percentage ownership of any other person or entity.

We believe, based on information provided to us or based on filings with the SEC, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable. A total of 16,999,626 shares of our common stock were issued and outstanding as of April 18, 2025.

	Beneficial	Ownership
Name of Beneficial Owner(1)	Shares(2)	Percentage
Greater than 5% Stockholders
Entities associated with AIGH Capital Management, LLC(3)	1,886,749	9.99%
S.H.N Financial Investments Ltd. (4)	1,788,474	9.99%
Great Point Capital, LLC (5)	1,788,474	9.99%
Directors and Named Executive Officers:
Marc H. Hedrick, M.D. (6)	183,839	1.08%
Andrew Sims(7)	47,137	*
Howard Clowes(8)	65,560	*
An van Es-Johansson, M.D.(9)	19,455	*
Richard J. Hawkins(10)	43,119	*
Kyle Guse	—	—
Robert P. Lenk, PhD(11)	57,116	*
Norman La France, M.D.(12)	—	—
All current executive officers and directors as a group (7 persons)	416,226	2.45%

* Less than 1%.

(1)
Unless otherwise indicated, the address of each of the persons listed above is c/o Plus Therapeutics, Inc., 2710 Reed Rd, Suite 160, Houston, TX 77051.
(2)
Reflects beneficial ownership of common stock as defined in Rule 13d-3 under the Exchange Act.
(3)
Reflects (i) AIGH Investment Partners, L.P. (“AIGH LP”) holdings of: (A) 1,655,305 shares of common stock issuable upon the exercise of Series A common warrants issued in connection with an offering and sale of securities in a private placement of the Company (the “March 2025 PIPE Financing”) that was consummated on March 4, 2025 (“Series A Warrants”), (B) 1,655,305 shares of common stock issuable upon the exercise of Series B common warrants purchased in the March 2025 PIPE Financing (“Series B Warrants”), and (C) 953,537 shares of common stock issuable upon the exercise of Series B common warrants (“May 2024 Series B Warrants”) purchased in the May 2024 PIPE Financing (as defined below);(ii) WVP Emerging Manager Onshore Fund, LLC – AIGH Series (“Onshore – AIGH”) holdings of: (A) 570,216 shares of common stock issuable upon the exercise of Series A Warrants, (B) 570,216 shares of common stock issuable upon the exercise ofSeries B Warrants, and (C) 330,144 shares of common stock issuable upon the exercise of May 2024 Series B Warrants; and (iii) AIGH Investment Partners, LLC (“AIGH LLC”) holdings of: (A) 185,460 shares of common stock issuable upon the exercise of Series A Warrants, (B) 185,460 shares of common stock issuable upon the exercise of Series B Warrants, and (C) 123,640 shares of common stock issuable upon the exercise of May 2024 Series B Warrants. Mr. Orin Hirschman (“Mr. Hirschman”) is the Managing Member of AIGH Capital Management, LLC (“AIGH CM”) and president of AIGH LLC. AIGH CM is an advisor or sub-advisor with respect to shares of the securities of the Company held by AIGH LP, Onshore – AIGH, and AIGH LLC. Mr. Hirschman has voting and investment control over the securities indirectly held by AIGH CM, directly held by AIGH LP and directly held by Mr. Hirschman and his family. The address of AIGH CM, AIGH LP, Onshore – AIGH and AIGH LLC is 6006 Berkeley Avenue, Baltimore, MD 21209. The shares of common stock issuable upon exercise of the Series A Warrants, Series B Warrants and May 2024 Series B Warrants held by AIGH LP, Onshore – AIGH and AIGH LLC are each subject to a beneficial ownership limitation of 9.99% and accordingly, not all shares underlying such warrants are reflected in the table above as being beneficially owned.
(4)
Reflects (i) 885,454 shares of common stock, (ii) 3,660,000 shares of common stock issuable upon the exercise of prefunded warrants to purchase common stock (“Prefunded Warrants”),(iii) 4,545,454 shares of common stock issuable upon the exercise of Series A Warrants, and (iv) 4,545,454 shares of common stock issuable upon the exercise of Series B Warrants. The address of S.H.N Financial Investments Ltd. (“SHN”) is Arik Einstein 3, Herzliya, Israel. The shares of common stock issuable upon exercise of the Prefunded Warrants, Series A Warrants and Series B Warrants held by SHN are each subject to a beneficial ownership limitation of 9.99% and accordingly, not all shares underlying such warrants are reflected in the table above as being beneficially owned.
(5)
Reflects: (i) 885,454 shares of common stock, (ii) 3,660,000 shares of common stock issuable upon the exercise of Prefunded Warrants, (iii) 4,545,454 shares of common stock issuable upon the exercise of Series A Warrants, and (iv) 4,545,454 shares of common stock issuable upon the exercise of Series B Warrants. Gabriel Mengin and Dan Dimiero, as principals of Great Point Capital, LLC, hold voting and dispositive power over the securities held by Great Point Capital, LLC. Great Point Capital, LLC is a broker-dealer. The principal business address of Great Point Capital, LLC is 200 West Jackson Blvd., Suite 1000, Chicago, IL 60606. The shares of common stock issuable upon exercise of the Prefunded Warrants, Series A Warrants and Series B Warrants held by Great Point Capital, LLC are each subject to a beneficial ownership limitation of 9.99% and accordingly, not all shares underlying such warrants are reflected in the table above as being beneficially owned.

(6)
Reflects (i) 20,425 shares of common stock; (ii) 12,255 shares of common stock issuable upon the exercise of Series A common warrants to purchase shares of common stock issued in the May 2024 PIPE Financing (the “May 2024 Series A Warrants”); (iii) 12,255 shares of common stock issuable upon the exercise of May 2024 Series B Warrants; and (iv) 138,904 shares of common stock underlying options that are currently exercisable and unvested options to purchase shares of common stock held by Dr. Hedrick that will vest within 60 days of April 18, 2025. Dr. Hedrick is the President, Chief Executive Officer and a director of Plus Therapeutics.
(7)
Reflects (i) 9,815 shares of common stock; (ii) 4,902 shares of common stock issuable upon the exercise of May 2024 Series A Warrants; (iii) 4,902 shares of common stock issuable upon the exercise of May 2024 Series B Warrants; and (iv) 27,518 shares of common stock underlying options that are currently exercisable and unvested options to purchase shares of common stock held by Mr. Sims that will vest within 60 days of April 18, 2025. Mr. Sims is the Chief Financial Officer of Plus Therapeutics.
(8)
Reflects (i) 26,497 shares of common stock; (ii) 9,804 shares of common stock issuable upon the exercise of May 2024 Series A Warrants; (iii) 9,804 shares of common stock issuable upon the exercise of May 2024 Series B Warrants; and (iv) 19,455 shares of common stock underlying options that are currently exercisable and unvested options to purchase shares of common stock held by Mr. Clowes that will vest within 60 days of April 18, 2025. Mr. Clowes is a director of Plus Therapeutics.
(9)
Reflects 19,455 shares of common stock underlying options that are currently exercisable and unvested options to purchase shares of common stock held by Dr. van Es-Johansson that will vest within 60 days of April 18, 2025. Dr. van Es-Johansson is a director of Plus Therapeutics.
(10)
Reflects (i) 11,188 shares of common stock; (ii) 4,902 shares of common stock issuable upon the exercise of May 2024 Series A Warrants; (iii) 4,902 shares of common stock issuable upon the exercise of May 2024 Series B Warrants; and (iv) 22,127 shares of common stock underlying options that are currently exercisable and unvested options to purchase shares of common stock held by Mr. Hawkins that will vest within 60 days of April 18, 2025. Mr. Hawkins is the Chairman of the Board of Plus Therapeutics.
(11)
Reflects (i) 29,327 shares of common stock; (ii) 4,167 shares of common stock issuable upon the exercise of May 2024 Series A Warrants; (iii) 4,167 shares of common stock issuable upon the exercise of May 2024 Series B Warrants; and (iv) 19,455 shares of common stock underlying options that are currently exercisable and unvested options to purchase shares of common stock held by Dr. Lenk that will vest within 60 days of April 18, 2025. Dr. Lenk is a director of Plus Therapeutics.
(12)
Dr. LaFrance is our former Chief Medical Officer. The beneficial ownership information for Dr. LaFrance is based on information maintained by the Company.

Equity Compensation Plan Information

The following table gives information as of December 31, 2024 about shares of our common stock that may be issued upon the exercise of outstanding options, warrants and rights and shares remaining available for issuance under all of our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans not approved by security holders(1)	23,897	$43.42	62,908
Equity compensation plans approved by security holders(2)	574,643	$5.57	692,596
Total	598,540	$7.08	755,504

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

May 2024 PIPE Financing

In May 2024, we entered into a purchase agreement whereby we issued and sold in a private placement (the “May 2024 PIPE Financing”): (i) 3,591,532 shares of common stock (“Private Placement Shares”), or, at the election of each purchaser, prefunded warrants. Each Private Placement Share or prefunded warrant was accompanied by (i) one May 2024 Series A Warrant, for an aggregate of 3,591,532 May 2024 Series A Warrants, and (ii) one May 2024 Series B Warrant, for an aggregate of 3,591,532 May 2024 Series B Warrants, for aggregate gross proceeds of approximately $19.25 million. Among the purchasers were certain of our directors and officers.

PIPE Financing Registration Rights

In connection with the May 2024 PIPE Financing, in May 2024 we entered into a registration rights agreement (the “May 2024 RRA”)with each purchaser in the May 2024 PIPE Financing. Pursuant to the May 2024 RRA, we agreed to register the “registrable securities” held by the purchasers on a registration statement, or registration statements, if necessary, to permit resale of such securities on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended. The “registrable securities” include (a) all shares of our common stock issued to the purchasers at the closing of the May 2024 PIPE Financing, and (b) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing. Under the May 2024 RRA, we agreed to pay all fees and expenses incident to the performance of our obligations, including the reasonable fees of one counsel for the selling stockholders, excluding any underwriting, broker or similar fees or commissions, legal fees and other costs (except as agreed to be paid by us) of each purchaser.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The decision to engage BDO USA, P.C. (“BDO”) as our independent registered public accounting firm for the year ended December 31, 2024, was approved by the Audit Committee.

Our policies require the Audit Committee to pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm, including engagement fees and terms. The Audit Committee may delegate pre-approval authority to one or more of its members, who will report any pre-approval decisions to the full committee at its next scheduled meeting, but may not delegate pre-approval authority to members of management. The Audit Committee may approve only those non-audit services classified as “all other services” that it believes to be routine and recurring services, to be consistent with SEC rules and to not impair the auditor’s independence with respect to us. During our 2024 and 2023 fiscal years, no services were provided to us by BDO other than in accordance with the pre-approval policies and procedures described above.

The following table shows the aggregate fees paid or accrued by us for the audit and other services provided by BDO USA, P.C. for fiscal years ended December 31, 2024 and 2023.

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees (1)	$500,000	$398,000
Audit Related Fees (2)	—	—
Tax Fees (3)	49,000	41,900
Total	$549,000	$439,900
(1)
Audit fees consist of fees for professional services performed by BDO for the audit of our annual financial statements included in our Original Filing and review of financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents in connection therewith, and services that are normally provided in connection with statutory and regulatory filings or engagements.
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

Item 15. Exhibits, Financial Statement Schedules

(a) (3) Exhibits.

List of Exhibits required by Item 601 of Regulation S-K. See Item 15(b) below.

(b) Exhibits.

The following exhibits are filed with this Amendment and supplement the exhibits filed with the Original Filing.

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
April 30, 2025