Form 10-Q
period 2025-03-31
PLUS THERAPEUTICS, INC.
filed 2025-05-30
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 27, 2025, there were 32,717,054 shares of the registrant’s common stock outstanding.

PLUS THERAPEUTICS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) and the exhibits incorporated herein by reference contain “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements other than statements of historical fact constitute “forward-looking statements.” These forward-looking statements do not constitute guarantees of future performance. These forward-looking statements may be identified by terms such as “intend,” “expect,” “project,” “believe,” “anticipate,” “initiate,” “will,” “should,” “would,” “could,” “may,” “designed,” “potential,” “evaluate,” “hypothesize,” “plan,” “progressing,” “proceeding,” “exploring,” “opportunity,” “hopes,” “suggest,” and similar expressions, or the negative of such expressions. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our intent to regain and maintain compliance with Nasdaq listing standards; our strategic collaborations and license agreements, intellectual property, U.S. Food and Drug Administration and European Medicines Agency approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our pre-clinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; our ability to satisfy our obligations under the terms of our capital raising transactions including registering shares issuable in such transactions; portions of the “Liquidity and Capital Resources” section of this “Quarterly Report” including our potential need for additional financing and the availability thereof; our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets; our ability to continue as a going concern; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug and medical device product manufacturing to a contract drug and medical device manufacturing organization; the potential enhancement of our cash position through development, marketing, and licensing arrangements; and a material security breach or cyber security attack affecting our operations and property.

Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: our ability to remain listed on Nasdaq; the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our liquidity and capital resources and our ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the radiotherapeutics, and more generally, oncological medicine fields, among others. The forward-looking statements included in this “Quarterly Report” are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 and under “Part II – Item 1A – Risk Factors” in this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

We caution you not to place undue reliance on the forward-looking statements contained in this “Quarterly Report”. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and the Company undertakes no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,867	$76
Investments	—	3,530
Grant receivable	—	571
Other current assets	1,001	1,082
Total current assets	10,868	5,259

Property and equipment, net	324	448
Operating lease right-use-of assets	38	73
Goodwill	372	372
Intangible assets, net	435	469
Other assets	19	12
Total assets	$12,056	$6,633
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,222	$11,288
Operating lease liability	40	44
Deferred grant liability	1,297	927
Line of credit	—	3,292
Total current liabilities	10,559	15,551

Warrant liability	25,138	—
Noncurrent operating lease liability	—	31
Total liabilities	35,697	15,582

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 17,258,051 and 16,999,626 issued and outstanding at March 31, 2025, and 6,154,758 issued and 5,896,333 outstanding as of December 31, 2024, respectively	17	6
Treasury stock (at cost, 258,425 shares as of March 31, 2025 and December 31, 2024, respectively)	(500)	(500)
Additional paid-in capital	487,722	485,024
Accumulated deficit	(510,880)	(493,479)
Total stockholders’ equity (deficit)	(23,641)	(8,949)
Total liabilities and stockholders’ equity (deficit)	$12,056	$6,633

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2025	2024
Grant revenue	$1,059	$1,677

Operating expenses:
Research and development	1,756	2,763
General and administrative	2,839	2,213
Total operating expenses	4,595	4,976
Operating loss	(3,536)	(3,299)

Other income (expense):
Interest income	1	72
Interest expense	(548)	(34)
Financing expenses	(3,211)	—
Warrant issuance costs	(964)	—
Change in fair value of derivative instruments	(9,143)	—
Total other expense	(13,865)	38
Net loss	$(17,401)	$(3,261)

Net loss per share, basic and diluted	$(1.19)	$(0.75)

Basic and diluted weighted average shares used in calculating net loss per share attributable to common stockholders	14,566,724	4,321,731

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

(In thousands, except share data)

	Convertible						Additional		Total
	preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2023	1,952	$—	4,522,656	$5	(78,559)	$(126)	$479,274	$(480,501)	$(1,348)
Stock-based compensation	—	—	—	—	—	—	146	—	146
Purchase of treasury stock	—	—	—	—	(179,866)	(374)	—	—	(374)
Net loss	—	—	—	—	—	—	—	(3,261)	(3,261)
Balance at March 31, 2024	1,952	$—	4,522,656	$5	(258,425)	$(500)	$479,420	$(483,762)	$(4,837)

Balance at December 31, 2024	1,952	$—	6,154,758	$6	(258,425)	$(500)	$485,024	$(493,479)	$(8,949)
Stock-based compensation	—	—	—	—	—	—	148	—	148
Exercise of pre-funded warrants	—	—	6,535,731	7	—	—	(7)	—	(0)
Exercise of Series B Warrants from May 2024 PIPE	—	—	497,824	—	—	—	882	—	882
Exchange of warrants for notes payable	—	—	—	—	—	—	(3,694)	—	(3,694)
Issuance of common stock, prefunded warrants and warrants for debt repayment	—	—	4,069,738	4	—	—	5,369	—	5,373
Net loss	—	—	—	—	—	—	—	(17,401)	(17,401)
Balance at March 31, 2025	1,952	$—	17,258,051	$17	(258,425)	$(500)	$487,722	$(510,880)	$(23,641)

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(17,401)	$(3,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146	155
Amortization of deferred financing costs and debt discount	—	16
Share-based compensation expense	148	146
Noncash financing expenses	3,211	—
Change in fair value of derivative instruments	9,143	—
Accretion of discount on short-term investments	—	1
Reduction in the carrying amount of operating lease right-of-use assets	35	31
Loss on disposal of property and equipment	(16)	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	571	—
Other current assets	74	150
Accounts payable and accrued expenses	(2,418)	(43)
Change in operating lease liabilities	(35)	(31)
Deferred grant liability	370	(1,677)
Net cash used in operating activities	(6,172)	(4,513)

Cash flows used in investing activities:
Purchases of property and equipment	(3)	(40)
Proceeds from sale of property and equipment	30	—
Redemption of short-term investments	3,531	(324)
Net cash provided by (used in) investing activities	3,558	(364)

Cash flows used in/provided by financing activities:
Principal payments of term loan obligation	—	(402)
Repayment of line of credit facility	(3,292)	—
Repayment of notes payable	(3,703)	—
Issuance of notes payable and warrants	3,738
Proceeds from exercise of warrants	882
Purchase of treasury stock	—	(374)
Proceeds from sale of common stock, prefunded warrants and warrants, net	14,780	—
Net cash provided by (used in) financing activities	12,405	(776)
Net increase (decrease) in cash and cash equivalents	9,791	(5,653)
Cash and cash equivalents at beginning of period	76	8,554
Cash and cash equivalents at end of period	$9,867	$2,901

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$539	$23
Supplemental schedule of non-cash investing and financing activities:
Exchange of warrants for notes payable	$3,694	$—
Redemption of notes by issuance of common stock, prefunded warrants and warrants	$3,512	$—
Unpaid offering cost	$202	$141

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(UNAUDITED)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at December 31, 2024, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc. (the “Company”) have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company adopted this ASU as of January 1, 2025 which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

2. Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and critical accounting policies involve estimating fair value of its derivative instruments, reviewing assets for impairment and determining the assumptions used in measuring stock-based compensation expense.

3. Liquidity and Going Concern

The Company incurred a net loss of $17.4 million for the three months ended March 31, 2025. The Company had an accumulated deficit of $510.9 million as of March 31, 2025. Additionally, the Company used net cash of $6.2 million to fund its operating activities for the three months ended March 31, 2025.

To date, the Company’s operating losses have been funded primarily from outside sources of invested capital from issuance of its common stock, preferred stock, convertible notes and warrants, proceeds from its term loan, line of credit and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund its future clinical development programs and other operations. There can be no assurance that the Company will be able to continue to raise additional capital in the future. The Company’s inability to raise additional cash would have a material and adverse impact on its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As disclosed in more detail in Note 12, the Company has entered into various financing agreements and raised capital by issuing convertible notes, its common stock, preferred stock and warrants to purchase its common stock.

Nasdaq Listing Compliance

On March 8, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (the “Nasdaq)”), notifying the Company that it no longer complied with the requirement under Nasdaq Listing Rule 5550(b)(1) to maintain a minimum of $2.5 million in stockholders’ equity (the “Minimum Stockholders’ Equity Requirement”) for continued listing on The Nasdaq Capital Market or the alternative requirements of having a market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or two of the last three most recently completed fiscal years.

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

On March 7, 2025, the Company received notification from Nasdaq that it had regained compliance with the Minimum Stockholders’ Equity Requirement.

Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company will be subject to a Mandatory Panel Monitor until March 7, 2026. If the Staff finds the Company again out of compliance with the Minimum Stockholders’ Equity Requirement before that date, the Company would not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor would the Company be afforded an applicable cure or compliance period. Instead, the Staff would issue a “Delist Determination Letter” and the Company would have an opportunity to request a Nasdaq hearing panel regarding its continued listing.

Furthermore, on May 16, 2025, the Company received notice from Nasdaq that, because the closing bid price for the Company’s common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

Nasdaq’s Minimum Bid Requirement notice has no immediate effect on the listing or trading of the Company’s common stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided an initial compliance period of 180 calendar days, or until November 12, 2025, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to November 12, 2025.

If the Company does not achieve compliance with the Minimum Bid Requirement by November 12, 2025, the Company may be eligible for an additional 180 calendar days to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff.

On May 2, 2025, the stockholders granted discretionary authority to the Company’s board of directors to (i) amend the Company’s Certificate of Incorporation to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for twenty five (1-for-25) to a maximum of one-for-two hundred fifty (1-for-250), with the exact ratio to be determined by the board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within twelve (12) months of the date the proposal is approved by stockholders.

On May 21, 2025, the Company received a notice from the Nasdaq staff that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2025, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission (the “SEC”).

The notice states that the Company has until July 21, 2025, to submit to Nasdaq an update to its plan to regain compliance with the Rule. The notice also indicates that any additional exception to allow the Company to regain compliance with all delinquent filings will be limited to up to 180 calendar days from the due date of the filing, or until November 17, 2025. The notice has no immediate effect on the listing of the Company’s securities on Nasdaq.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement, or maintain compliance with the other listing requirements.

The Company continues to seek additional capital from other financing alternatives and other sources in order to ensure adequate funding is available to allow the Company to continue research and product development activities. If sufficient capital is not raised, the Company will at a minimum need to significantly reduce or curtail its research and development and other operations, and this would negatively affect its ability to achieve corporate growth goals.

Should the Company fail to raise additional cash, it would have a material adverse impact on its operations.

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

Assets recorded at fair value

The Company has investments in money market accounts, which are included in cash and cash equivalents on the consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since money market account fair values are known and observable through daily published floating net asset values.

As of December 31, 2024, the Company had total investments of $3.5 million of money market accounts, treasury bills, and government agency bonds, with total amortized cost and fair value of $3.5 million. These investments are collateralized marketable securities. As of December 31, 2024, the Company classified available-for-sales as short-term investments in the condensed consolidated balance sheet because the maturity dates were less than one year from the date of the purchase.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively (in thousands).

	Fair Value Measurements Using
March 31, 2025	Fair Value	Level 1	Level 2	Level 3
Money market, presented in cash equivalents	$1	$1	$—	$—

	Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$74	$74	$—	$—

Investments
Treasury bills	$2,062	$—	$2,062	$—
Government agency bonds	$772	$772	$—	$—
Money market	$696	$696	$—	$—
Total Investments	$3,530	$1,468	$2,062	$—

Liabilities recorded at fair value

As detailed in Note 12 below, the Company elected to account for convertible notes (consisting of funding notes and exchange notes) issued on February 13, 2025 at fair value as of the issuance date and immediately before settlement date of March 4, 2025. The convertible notes are valued using the binomial lattice model with the following key level 3 inputs:

	At issuance	At settlement
Interest rate	4.18% - 4.28%	3.99%
Remaining term	1.0	0.94
Volatility	77.5%	119.2%
Fair value of common stock	$1.20	$0.30

The following table provides a roll forward of the fair value of the convertible notes (in thousands):

	Funding Notes	Exchange Notes
Beginning balance as of January 1, 2025	$—	$—
Issuance	3,968	3,763
Change in fair value	(265)	(251)
Settlement	(3,703)	(3,512)
Ending balance as of March 31, 2025	$—	$—

As detailed in Note 12 below, the Company issued March 2025 Series A and March 2025 Series B common stock warrants in connection with the March 2025 Private Placement. The March 2025 Series A and March 2025 Series B common stock warrants are accounted for as liability at fair value, using the Monte Carlo simulation, with the following key level 3 inputs:

	At issuance	At March 31, 2025
Interest rate	3.98%	3.95%
Remaining term (years)	6.1	6.00
Volatility	123.7%	146.3%

In addition, the February 2025 Warrants issued in connection with the Funding Notes were required to be classified as liability and recorded at fair value. The Company estimated the fair value of the February 2025 Warrants using the Black Scholes model at issuance as of February 13, 2025 and as of redemption date of March 4, 2025, using the following level 3 inputs:

	At issuance	At settlement
Interest rate	4.30%	4.30%
Remaining term (years)	5.0	4.95
Volatility	98.5%	102.1%
Fair value of common stock	$1.20	$0.30

The following table provides a roll forward of the fair value of liability classified common stock warrants during the quarter ended March 31, 2025 (in thousands):

	February 2025 Warrants	March 2025 Series A Warrants	March 2025 Series B Warrants	Total
Beginning balance as of January 1, 2025	$—	$—	$—	$—
Issuance	2,762	2,005	11,243	16,010
Change in fair value	(2,231)	3,079	8,811	9,659
Settlement	(531)	—	—	(531)
Ending balance as of March 31, 2025	$—	$5,084	$20,054	$25,138

5. Loss per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock or if-converted method, as applicable. Potential common shares were related to outstanding but unexercised options, multiple series of convertible preferred stock, and warrants for all periods presented. Pre-funded warrants totaling 23,972,400 were included in the weighted average shares outstanding (as of the beginning of the period or the date of the grant, whichever is earlier) in the computation of basic and dilutive per share.

The March 2025 Series A Warrants and March 2025 Series B Warrants (and for the period in which the February 2025 Warrants, Funded Notes, and Exchange Notes were outstanding) are participating securities because holders of such instruments participate in the event a dividend is paid on common stock, however such holders do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders.

The following tables provides a summary of instruments where underlying shares issuable upon exercise or conversion were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive. Additionally, the shares underlying the February 2025 Warrants, Funding Notes and Exchange Notes, each outstanding during the three months ended March 31, 2025, were excluded from diluted loss per share as their effect would be anti-dilutive.

	As of March 31,
	2025	2024
Outstanding stock options	1,268,939	303,133
Preferred stock	28,190	28,190
Outstanding warrants (Note 12)	3,141,993	142,733
Total	4,439,122	474,056

In addition, as described in more detail in Note 12, the Company issued March 2025 Series A Warrants and March 2025 Series B Warrants on March 4, 2025 in connection with the March 2025 Private Placement. The March 2025 Series A Warrants and March 2025 Series B Warrants were subject to stockholder approval as of March 31, 2025. Consequently, they were excluded from net loss per share calculation for the three months ended March 31, 2025. If they were included in the diluted loss per share calculation, the effect would have been anti-dilutive. Refer to Note 12 for warrant details.

6. Grant Revenue

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

The Company recognized $1.1 million and $1.7 million in grant revenue from the CPRIT Contract during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $0.4 million of deferred grant liability related to the CPRIT Grant. As of December 31, 2024, the Company had $0.6 million of grant revenue receivable related to the CPRIT Grant.

Department of Defense Award

Effective September 1, 2024, the Company entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million award for research and development purposes (“DoD Award”) over a three year period. The DoD Award will be used to support the planned expansion of the Company’s clinical trial for pediatric brain cancer. On October 4, 2024, the Company received its first payment under the DoD Award in the amount of $0.9 million, which was recorded as deferred grant liability as of March 31, 2025 and December 31, 2024. As of December 31, 2024 and March 31, 2025, no grant revenue has been recognized related to the DoD Award.

7. Commitments and Contingencies

Leases

The Company leases certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease expires on March 31, 2026.

Manufacturing Agreement with SpectronRX

On November 5, 2024, the Company entered into a manufacturing services agreement with SpectronRx for drug product development and manufacturing, which includes an initial commitment fee of $0.3 million. Under this agreement, the Company will own all rights to intellectual property related to the products developed, while SpectronRx retains rights to its own technology. SpectronRx is required to negotiate a commercial supply agreement upon six months' written notice before the Company's first commercial manufacturing needs. The agreement will remain in place for five years, automatically renewing for successive one-year terms unless terminated with six months' notice. During the year ended December 31, 2024 and the three months ended March 31, 2025, the Company did not recognize any expenses related to this agreement.

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of March 31, 2025, the Company did not have any clinical research study obligations.

The Company has entered into service and subscription-based agreements, which are recorded in accounts payable and accrued expenses, with an offsetting amount included in deferred costs within other current assets.

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

8. Composition of Certain Financial Statement Captions

As of March 31, 2025 and December 31, 2024, other current assets were comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid services	$151	$87
Deferred costs (Note 7)	444	436
Prepaid insurance	406	559
	$1,001	$1,082

9. Line of Credit Facility

On May 31, 2024, the Company drew down $3.3 million on a margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. The available credit line limit under the Pershing Credit Facility fluctuated based on the Company’s request for extensions from time to time, subject to the value of the collateralized marketable securities the Company holds with Pershing, provided that the amount available to draw under the Pershing Credit Facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities the Company held with Pershing, Pershing could have required the Company from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level. The amounts borrowed under the Pershing Credit Facility were due on demand. As of December 31, 2024, the Company held collateralized marketable securities with Pershing with a total value of $3.5 million.

Borrowings under the Pershing Credit Facility bore interest at the target interest rate set by the Federal Open Market Committee, subject to a floor of 5.5%, plus a spread of 1.75% and applicable fees of 0.5%, subject to a maximum interest rate of the then applicable Prime Rate as published in The Wall Street Journal, plus 3.0%. Interest payments thereunder were calculated on a monthly basis and, unless paid, were added to the outstanding balance under the Pershing Credit Facility. The proceeds under the Pershing Credit Facility are available for working capital needs and other general corporate purposes. Volatility in the global markets could cause the interest rate to fluctuate from time to time increasing the Company’s costs, or could cause Pershing to terminate the Company’s ability to borrow funds. In addition, borrowings under the Pershing Credit Facility have the effect of limiting the Company’s use of cash and marketable securities.

On January 3, 2025, the Pershing Credit Facility was fully repaid and the collateralized marketable securities were fully redeemed.

10. License Agreements

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of March 31, 2025, the Company accrued $0.3 million of payments due to NanoTx as a result of the CPRIT grant proceeds received (see Note 6, Grant Revenue of the condensed consolidated financial statements for additional information).

10. Biocept Asset Acquisitions

On April 26, 2024, the Company, after having its bid accepted by the United States Bankruptcy Court for the District of Delaware, acquired from Biocept, Inc. (“Biocept”), for a total cash payment of $400,000, substantially all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio (the “CNSideTM Platform”), including (i) intellectual property, (ii) inventory and raw materials, and (iii) data, information, results and reports pertaining to the completed and on-going clinical studies involving the use of the CNSideTM Platform (including, but not limited to, the FORESEE clinical study that was being conducted by Biocept), related to the development, making, selling, and exporting or importing of the CNSideTM proprietary cell enumeration test (the “CNSideTM Test”).

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

Series B and C Preferred Stock

As of March 31, 2025, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

Common Stock

February 2025 SPEA Agreements

On February 13, 2025 (the “February 2025 Closing Date”), the Company entered into a Securities Purchase and Exchange Agreement (the “February 2025 SPEA”) with certain existing accredited investors (the “February 2025 Purchasers”). Pursuant to the February 2025 SPEA, on the February 2025 Closing Date the Company issued secured convertible promissory notes (the “Funding Notes”) in the aggregate principal amount of $3.3 million together with common stock purchase warrants (the “February 2025 Warrants”) to purchase 3,002,009 shares of the Company common stock, par value $0.001 (the “Common Stock”) at an exercise price of $1.12 per share (the “February 2025 Warrant Exercise Price”). The aggregate purchase price for the Funding Notes and the February 2025 Warrants was approximately $3.7 million (the “Aggregate Purchase Price”) and included proceeds from the February 2025 Purchasers of $0.125 per February 2025 Warrant in accordance with Nasdaq listing rules. The Funding Notes would mature on February 13, 2026, and bore interest at a rate of 10% per annum, subject to increase upon events of default. The February 2025 Warrants were exercisable for five-years from the date of issuance.

The Funding Notes, accrued interest and February 2025 warrants were repurchased by the Company subsequent to consummation of the March 2025 Private Placement for proceeds of $4.2 million.

Secured Interest

The obligations of the Company under the February 2025 SPEA, Funding Notes and Exchange Notes (as defined below) were secured by a pledge of substantially all of assets of the Company pursuant to a security agreement, dated as of the February 2025 Closing Date, among the Company, CNSide Diagnostics, LLC (a subsidiary of the Company, “CNSide Diagnostics”), and Iroquois Master Fund Ltd., as collateral agent for the February 2025 Purchasers (the “Security Agreement”), subject to certain exceptions. The Security Agreement contained certain customary affirmative and negative covenants, including limitations on the Company’s and CNSide Diagnostic’s ability to dispose of assets, subject to customary exceptions. The repayment of the Company’s obligations under the February 2025 SPEA and Notes were guaranteed pursuant to a subsidiary guarantee, dated as of the February 2025 Closing Date (the “Subsidiary Guarantee”), by and among CNSide Diagnostics and the February 2025 Purchasers. The Security Agreement and the Subsidiary Guarantee were subsequently terminated after the closing of the private placement pursuant to the March 2025 SPA (as defined below).

Exchange Notes

As disclosed below, the Company entered into the May 2024 Purchase Agreement (defined below), with the May 2024 Purchasers for the private placement of securities, including the May 2024 Series A Warrants to purchase an aggregate of up to

3,591,532 shares of common stock. The May 2024 Purchase Agreement included certain limitations and restrictions on the Company’s ability to issue securities and provided the May 2024 Purchasers and the other investors signatories to the May 2024 Purchase Agreement participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “Financing Restrictions”). On the February 2025 Closing Date, pursuant to the February 2025 SPEA, the Company issued to the May 2024 Purchasers secured convertible promissory notes in the aggregate amount of $3.2 million (the “Exchange Notes”) in exchange for cancellation of the May 2024 Series A Warrants held by the Purchasers, and the Purchasers entered into a second amendment to the May 2024 Purchase Agreement to eliminate the Financing Restrictions. The terms and conditions of the Exchange Notes were substantially identical in all material respects to the Funding Notes. The Security Agreement and Subsidiary Guarantee also applied to the obligations under the Exchange Notes. The Exchange Notes were exchanged after the closing of the March 2025 Private Placement as defined below.

Both the Funding Notes and the Exchange Notes contained embedded conversion features that were required to be bifurcated and accounted for as derivative liabilities. The Company evaluated authoritative guidance for accounting for convertible debt instruments and elected to account for the Funding Notes and Exchange Notes at fair value. Consequently, the Company recorded the Funding Notes and Exchange Notes in its entirety at fair value at issuance and immediately before settlement, with changes in fair value recorded as change in fair value of derivative instruments in the condensed consolidated statements of operations between the issuance date and the settlement date.

The Company entered into the transaction due to immediate funding requirements. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Exchange Notes, Funding Notes and associated warrants were recorded at fair value on the issuance date at $3.8 million, $4.0 million and $2.7 million, respectively. The excess of the fair value of the instruments issued over cash received of $3.7 million and the carrying value of the May 2024 Series A Warrants exchanged of $3.7 million, in the amount of $3.1 million was recorded as a financing expense in the statement of operations for the three months ended March 31, 2025.

Changes in the fair value of Exchange Notes, Funding Notes and February 2025 Warrants between issuance date and settlement date, in the amount of a gain of $0.3 million, a gain of $0.3 million and a gain of $2.2 million, respectively, were recorded as change in the fair value of derivative instruments in the statement of operations for the three months ended March 31, 2025.

March 2025 Private Placement

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 SPA”) with accredited investors, including certain existing stockholders of the Company (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”). The March 2025 SPA, provides for the sale and issuance by the Company of an aggregate of 28,042,140 shares (the “March 2025 Private Placement Shares”) of the Company’s Common Stock, or, at the election of each Purchaser, prefunded warrants to purchase Common Stock (the “March 2025 Prefunded Warrants”), exercisable immediately at an exercise price of $0.001 per share (the “March 2025 Prefunded Warrant Shares”), with each March 2025 Private Placement Share or March 2025 Prefunded Warrant accompanied by (i) a Series A common warrant (the “March 2025 Series A Warrants”) to purchase one share of Common Stock (the “March 2025 Series A Warrant Shares”), and (ii) one Series B common warrant (the “March 2025 Series B Warrants”) to purchase one share of Common Stock (see below for additional details on the Series B Warrants cashless exercise provisions) (the “March 2025 Series B Warrant Shares,” and together with the March 2025 Series A Warrant Shares, the “March 2025 Common Warrant Shares”). The March 2025 Private Placement Shares, March 2025 Prefunded Warrants, March 2025 Prefunded Warrant Shares, March 2025 Series A Warrants, March 2025 Series B Warrants, and the March 2025 Common Warrant Shares are collectively referred to herein as the “March 2025 Securities.” Pursuant to the March 2025 SPA, the Company issued to the March 2025 Private Placement Purchasers 4,069,738 March 2025 Private Placement Shares, 23,972,400 March 2025 Prefunded Warrants, 28,042,138 March 2025 Series A Warrants and 28,042,138 March 2025 Series B Warrants.

The combined purchase price of $0.66 for each March 2025 Private Placement Share or $0.659 for each March 2025 Prefunded Warrant in the March 2025 Private Placement, together with one accompanying March 2025 Series A Warrant and one accompanying March 2025 Series B Warrant, represents the applicable “Minimum Price” in accordance with Nasdaq Rule 5635(d).

The initial exercise price of each March 2025 Series A Warrant issued in the March 2025 Private Placement is $1.32 per share of Common Stock. The March 2025 Series A Warrants are exercisable only following stockholder approval and expire five (5) years thereafter. The March 2025 Series A Warrants are subject to certain price reset, share combination event and anti-dilution provisions which, if triggered, provide that the number of shares issuable upon exercise of the March 2025 Series A Warrants will downward adjust, subject to a floor price of $0.132 (the “Floor Price”), and the number of shares issuable upon exercise therefor will increase such that the aggregate exercise price remains unchanged.

The initial exercise price of each March 2025 Series B Warrant issued in the March 2025 Private Placement is $1.98 per share of Common Stock. The March 2025 Series B Warrants are exercisable only following stockholder approval and expire two and one-half (2.5) years thereafter. The March 2025 Series B Warrants are subject to certain price reset and share combination event provisions which, if triggered, provide that the number of shares issuable upon exercise of the March 2025 Series B Warrants will downward adjust, subject to the Floor Price, and the number of shares issuable upon exercise therefor will increase such that the aggregate exercise price remains unchanged. In addition, the March 2025 Series B Warrant alternative cashless exercise provision provides that the March 2025 Series B Warrant can be exercised without further payment to the Company and for three times the number of shares of Common Stock then subject to the March 2025 Series B Warrant.

The March 2025 Prefunded Warrants will be exercisable from the date of issuance until exercised in full. The March 2025 Pre-Funded Warrants, March 2025 Series A Warrants and March 2025 Series B Warrants may not be exercised to the extent that immediately following such exercise, the holder would beneficially own greater than 4.99% (or, at the election of the holder, greater than 9.99%) of the Company’s outstanding Common Stock.

In connection with the March 2025 Private Placement, the Company issued 3,077,270 shares of Common Stock, 19,650,000 shares of March 2025 Prefunded Warrants in lieu thereof, and accompanying 22,727,270 March 2025 Series A Warrants and 22,727,270 March 2025 Series B Warrants in consideration of new capital subscriptions. In addition, the Company issued 992,468 shares of Common Stock, 4,322,400 March 2025 Prefunded Warrants in lieu thereof, and accompanying 5,314,870 March 2025 Series A Warrants and 5,314,870 March 2025 Series B Warrants, were issued in exchange for the cancelation of approximately $3.2 million in aggregate principal amount of the Exchange Notes.

The Company evaluated the terms of the February 2025 Warrants, March 2025 Series A Warrants and March 2025 Series B Warrants under authoritative guidance and concluded that each of the instruments should be accounted for as a liability instrument at fair value at issuance and each subsequent balance sheet date until settlement, with changes in the fair value recorded in the condensed consolidated statement of operations. March 2025 Pre-funded Warrants meet the criteria to be recorded as equity in the Company's condensed consolidated balance sheet.

The March 2025 Private Placement closed on March 7, 2025 (the “March 2025 Closing Date”). The aggregate gross proceeds at the March 2025 Closing Date totaled approximately $15.0 million. The gross proceeds, along with the fair value of the February 2025 Warrants of $0.5 million and Exchange Notes of $3.5 million as of the settlement date of March 4, 2025, were first allocated to the warrant liability instruments at their full fair value, totaling $13.2 million, with the remainder of $5.8 million recorded to common stock and additional paid-in capital in equity of the condensed consolidated balance sheet. Total offering expenses of $1.4 million were allocated based on the allocated amount of proceeds to warrant liabilities and equity, with $1.0 million recorded as warrant issuance expenses and expensed as incurred, and the remaining $0.4 million recorded as common stock issuance costs in additional paid-in capital.

In connection with the March 2025 Private Placement transaction, the Company entered into a registration rights agreement with the March 2025 Private Placement Purchasers (the “Registration Rights Agreement”). In accordance with the Registration Rights Agreement, the Company is required to file a registration statement to register the common stock, prefunded warrants and warrants issued in connection with the March 2025 Private Placement. If the Company fails to do so within certain specified criteria, the Company could be obligated to pay 1% (and up to 6% under certain circumstances) of proceeds raised as liquidated damages to the March 2025 Private Placement Purchasers. The Company recorded a liability of $0.2 million as of March 31, 2025 for such potential liquidated damages payment.

On May 2, 2025, the Company’s stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants, and an amendment to the Company’s Certificate of Incorporation, as amended, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of Common Stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants.

First Amendment to the February 2025 SPEA

In connection with entering into the March 2025 SPA, the Company entered into that certain First Amendment to the February 2025 SPEA (the “First Amendment”). The February 2025 SPEA included certain limitations and restrictions on the Company’s ability to issue securities and provided the investors with participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “New Financing Restrictions”). Pursuant to the First Amendment, subject to consummation of the March 2025 Private Placement, the Company agreed to repurchase from the Investors $3.4 million in principal amount of the Company’s Funding Notes and accrued interest, along with the February 2025 Warrants issued pursuant to the February 2025 SPEA for an aggregate purchase price of $4.2 million. In exchange for the repurchase by the Company of the Funding Notes and SPEA Warrants, the Purchasers agreed to consent to the March 2025 Private Placement and eliminate the New Financing Restrictions.

May 2024 Private Placement

On May 5, 2024, the Company entered into a securities purchase agreement (the “May 2024 Securities Purchase Agreement”) with certain investors, including certain of the Company’s directors and executive officers (“Company Insiders”) (collectively, the “May 2024 Purchasers”), for the sale and issuance by the Company of its securities (the “Initial Subscription”). On May 8, 2024, the Company entered into a first amendment to the May 2024 Securities Purchase Agreement (together with the May 2024 Securities Purchase Agreement, the “May 2024 Purchase Agreement”), for the sale and issuance by the Company of additional securities to two of the May 2024 Purchasers (the “Additional Subscription,” and together with the Initial Subscription, the “May 2024 Private Placement”). The May 2024 Purchase Agreement provides for the sale and issuance by the Company of an aggregate of 3,591,532 shares (the “May 2024 Private Placement Shares”) of the Company’s common stock or, at the election of each May 2024 Purchaser, pre-funded warrants (the “May 2024 Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.001 per share, with each May 2024 Private Placement Share or May 2024 Pre-Funded Warrant accompanied by (i) a May 2024 Series A common warrant (“May 2024 Series A Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 May 2024 Series A Warrants, and (ii) one May 2024 Series B common warrant (“May 2024 Series B Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 May 2024 Series B Warrants.

The combined purchase price for each May 2024 Private Placement Share and May 2024 Pre-Funded Warrant from the Initial Subscription was $2.022, and $2.158 from the Additional Subscription, in each case together with one accompanying May 2024 Series A Warrant and one accompanying May 2024 Series B Warrant provided, that the Company Insiders participated in the Initial Subscription at an offering price of $2.04 per May 2024 Private Placement Share and accompanying May 2024 Series A Warrant and May 2024 Series B Warrant.

The exercise price of May 2024 Series A Warrants and May 2024 Series B Warrants from the Initial Subscription is $1.772 per share from the Initial Subscription and $1.908 per share from the Additional Subscription, provided that the exercise price for the May 2024 Series A Warrants and May 2024 Series B Warrants issued to the Company Insiders is $1.79 per share. Subject to certain ownership limitations, the May 2024 Series A Warrants will be exercisable until May 9, 2029, which is the five-year anniversary of issuance. Subject to certain ownership limitations, the May 2024 Series B Warrants will be exercisable until June 24, 2025. The May 2024 Pre-Funded Warrant will not expire until exercised in full.

Prior to the Amendment and Restatements (as defined below), if a holder of a May 2024 Series A Warrant or a May 2024 Series B Warrant was unable to exercise the warrant due to the limitation contained in the warrant that restricts the holder from owning above a specified beneficial ownership level (generally 4.99% or 9.99%) as the result of exercise of the warrant, then the holder had the right to elect upon exercise of the warrant to receive a May 2024 Pre-Funded Warrant for the same number of shares of common stock that would otherwise have been received upon exercise of the warrant. In addition, prior to the Amendment and Restatements, the May 2024 Series A Warrants and May 2024 Series B Warrants provided for a call right starting June 24, 2025, in favor of the Company, if the volume-weighted average price of the shares of common stock exceeds specified prices.

The May 2024 Private Offering closed on May 9, 2024. The Company issued 1,439,988 shares of common stock, 2,151,544 May 2024 Pre-Funded Warrants, 3,591,532 May 2024 Series A Warrants and 3,591,532 May 2024 Series B Warrants to purchase shares of its common stock in connection with the May 2024 Private Placement. The net proceeds from the May 2024 Private Placement were approximately $7.3 million.

The Company reviewed the terms of the May 2024 Pre-Funded Warrants, May 2024 Series A Warrants and May 2024 Series B Warrants under the authoritative accounting guidance as of the issuance date.

As described above, the May 2024 Series A Warrants and May 2024 Series B Warrants were initially classified as liabilities for the reason that they could have been exercised into either shares of common stock or May 2024 Pre-Funded Warrants at the holder’s option and thus failed the indexation guidance under ASC 815, Derivatives and Hedging. The May 2024 Series A Warrant and May 2024 Series B Warrant liability were initially recorded at fair value as of the issuance date, and under the terms of the May 2024 Series A Warrants and May 2024 Series B Warrants when issued that liability was subject to adjustment to estimated fair value at each balance sheet date until the warrants were settled. Refer below for additional information regarding the amendment of the May 2024 Series A Warrants and May 2024 Series B Warrants that eliminated the ability of the May 2024 Series A Warrants and May 2024 Series B Warrants to be exercised into Pre-Funded Warrants, and as a result, the reclassification of the May 2024 Series A and B Warrants from liability to equity section of the consolidated balance sheet.

The May 2024 Pre-Funded Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company’s common stock and (6) meet the equity classification criteria.

The proceeds from the May 2024 Private Placement were first allocated to the full fair value of the May 2024 Series A Warrants and May 2024 Series B Warrants due to the initial liability classification. As disclosed in Note 4, Fair Value Measurements, the fair value of the May 2024 Series A Warrants and May 2024 Series B Warrants at issuance was $10.9 million. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Company recognized approximately $3.5 million in financing expense in the consolidated statement of operations during year ended December 31, 2024, which represents the excess of the fair value of the May 2024 Series A Warrants and May 2024 Series B Warrants at issuance over the proceeds. During the year ended December 31, 2024, the Company recognized a fair value gain on warrant liability of $5.7 million. Proceeds from the May 2024 Private Placement are shown as cash from financing transactions and the gain on warrant liability is included as an adjustment to reconcile the net loss to net cash used in operating activities in the consolidated statements of cash flows for the year ended December 31, 2024.

In addition, total offering expenses related to the May 2024 Private Placement of $0.4 million were recorded as a component of other expenses as the entire proceeds were allocated to the warrant liability, which, prior to the amendment described below, could be settled with either the Company’s shares of common stock or May 2024 Pre-Funded Warrants, which are exercisable into the Company’s shares of common stock at any time at the holders’ option, but not in cash payment to the holders.

Amendment and Restatement of May 2024 Series A Warrants and May 2024 Series B Warrants

On August 9, 2024, the Company amended and restated the May 2024 Series A Warrants and May 2024 Series B Warrants (the “Amendment and Restatements”) issued in the May 2024 Private Placement. The Amendment and Restatements eliminated the ability of the holders of the May 2024 Series A Warrants and May 2024 Series B Warrants to elect to purchase Pre-Funded Warrants upon exercise of the May 2024 Series A Warrants and May 2024 Series B Warrants in lieu of shares of common stock if the holder would have been restricted because of the specified beneficial ownership level in the May 2024 Series A Warrants and May 2024 Series B Warrants.

In addition, the Amendment and Restatements eliminated the Company’s call right under the terms of the May 2024 Series A Warrants to call the May 2024 Series A Warrants after June 24, 2025, if the volume-weighted average price of shares of common stock exceeded specified prices. There were no other changes in the terms of the May 2024 Series A Warrants and May 2024 Series B Warrants.

As a result of the Amendment and Restatements, the May 2024 Series A Warrants and May 2024 Series B Warrants, as amended, no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, and the fair value of the warrant liability at the amendment date, in the amount of $5.2 million, was reclassified to equity.

During the three months ended March 31, 2025, 6,535,731 of prefunded warrants and 497,824 of May 2024 Series B Warrants were exercised. As of March 31, 2025, the Company had the following warrants outstanding in the base warrant shares at issuance and number of common stock equivalent that are issuable upon exercise (due to the price reset feature of the March 2025 Series A Warrants and March 2025 Series B Warrants, and the three times multiplier for the March 2025 Series B Warrants, both described above, the shares to be issued for these two instruments upon exercises are more than the base share amounts):

	Number of base warrant shares at issuance	Number of shares issuable upon exercise
May 2024 Series A Warrants	48,285	48,285
May 2024 Series B Warrants	3,093,708	3,093,708
March 2025 Series A Warrants	28,042,139	84,645,187
March 2025 Series B Warrants	84,126,417	366,628,441
March 2025 Prefunded Warrants	19,396,099	19,396,099
Total	134,706,648	473,811,720

12. Stock-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of March 31, 2025, there were 76,024 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 236,667 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of March 31, 2025, there were 8,743 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the three months ended March 31, 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	598,540	$7.08	9.00
Granted	707,088	$1.16
Cancelled/forfeited	(36,689)	$9.12
Balance as of March 31, 2025	1,268,939	$3.72	9.40	$-
Vested and expected to vest at March 31, 2025	1,157,610	$3.93	9.30	$6,000
Exercisable at March 31, 2025	198,986	$16.11	7.90	$-

As of March 31, 2025, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $1.1 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.9 years.

13. Segment Information

The Company operates under one reportable business segment to advance the development, manufacturing and commercialization of complex and innovative treatments for patients battling cancer and other life-threatening diseases. The determination of a single reportable business segment is consistent with the consolidated financial information regularly provided to the Company’s CODM. All of the Company's long-term assets and operations are located in the United States, and the measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance, including comparing actual results to budgets and forecasts to assess variances, identify trends, and guide strategic planning.

In addition to the significant expense categories included within the consolidated statements of operations, the below disaggregated amounts comprise significant research and development and general and administrative expenses. These expenses consist of (1) clinical, manufacturing and research contracts for research and development programs, (2) personnel-related expenses, including salaries, benefits and share-based compensation, (3) professional fees, including third-party costs for goods and services such as lab supplies and contract research, and legal and other professional expenses, and (4) facility and other overhead expenses, including depreciation, occupancy, travel, insurance and other costs. Depreciation and amortization expense is consistent with those presented in the condensed consolidated statements of cash flows.

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Research and development
Clinical, development and licensing expenses	$801,000	$1,404,000
Personnel related expenses	466,000	792,000
Professional fees	216,000	263,000
Facility and other overhead expenses	273,000	304,000
Total research and development	1,756,000	2,763,000
General and administrative
Personnel related expenses	984,000	649,000
Professional expenses	1,607,000	1,170,000
Facility and other overhead expenses	248,000	394,000
Total general and administrative	$2,839,000	$2,213,000

14. Subsequent Events

At the Special Meeting of Stockholders of the Company, held on May 2, 2025, the Company’s stockholders (a) authorized the issuance of (x) 28,042,138 March 2025 Series A Warrants and 28,042,138 March 2025 Series B Warrants issued in the March 2025 Private Placement, (y) shares of Common Stock that as a result of certain adjustment provisions set forth in the applicable warrants could become exercisable for up to 280,421,380 shares of Common Stock in the case of the March 2025 Series A Warrants and up to 1,261,896,210 shares of Common Stock in the case of the March 2025 Series B Warrants (in each case subject to the potential for further anti-dilution adjustments), (b) approved an increase in the authorized shares of the Company’s Common Stock from 100,000,000 shares to 2,000,000,000 shares and (c) approved the extension of the term of the Company’s May 2024 Series B Warrants to purchase shares of Common Stock. The Company filed the Amendment with the Secretary of State of the State of Delaware, effective as of May 2, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on March 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report, as well as under “Part I – Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, in other subsequent filings with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These statements, like all statements in this Quarterly Report, speak only as of the date of this Quarterly Report (unless another date is indicated), and the Company undertakes no obligation to update or revise these statements in light of future developments.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the following sections:

• Overview that discusses our operating results and some of the trends that affect our business.

• Results of Operations that includes a more detailed discussion of our revenue and expenses.

• Liquidity and Capital Resources that discusses key aspects of our consolidated statements of cash flows, changes in our financial position and our financial commitments.

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

On April 26, 2024, we acquired all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio known as the CNSide® Platform from Biocept, Inc. (“Biocept”), which is currently being utilized in the ReSPECT-LM clinical trial funded by the Cancer Prevention and Research Institute of Texas (“CPRIT”). In connection with our business plan for developing the CNSide® Platform, we formed CNSide Diagnostics, LLC (“CNSide Diagnostics”), a wholly owned subsidiary of the Company, and our board of directors appointed a board of managers for CNSide Diagnostics. We are planning for the CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide®Test”), which is a laboratory developed test (“LDT”), to be re-introduced to the U.S. market starting in the second quarter of 2025 after we complete a number of steps related to certifications, state licensure, payor coverages, reimbursement codes and financing.

In March 2025, we moved our headquarters to Houston, Texas, in proximity to world-class cancer institutions and researchers.

Pipeline

Our most advanced investigational drug, REYOBIQ™, is a patented radiotherapy potentially useful for patients with CNS and other cancers. We announced in March 2025 that the U.S. Food and Drug Administration (“FDA”) conditionally accepted the proprietary name REYOBIQ™ to be used by us for our proprietary rhenium (186Re) obisbemeda. Preclinical study data describing the use of REYOBIQ™ for several cancer targets have been published in peer-reviewed journals and reported at a variety of medical society peer-reviewed meetings. Besides GBM, LM and PBC, REYOBIQ™ has been reported to have potential applications for head and neck cancer, ovarian cancer, breast cancer and peritoneal metastases.

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

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQ™ for the treatment of patients with LM through Phase 2 of the ReSPECT-LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ™ based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of March 31, 2025, we had received approximately $12.4 million in milestone payments under the CPRIT Contract.

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

The CNSide® FORESEE Trial

The CNSide® Platform consists of four LDTs used for treatment selection and treatment monitoring of patients with LM. The CNSide® Platform facilitates tumor cell detection/enumeration and biomarker identification using cellular assays (immunocytochemistry (ICC) and fluorescence in situ hybridization (FISH)) and molecular assays (next-generation sequencing (NGS)). The CNSide® Test is currently being used in the ReSPECT-LM trial as an exploratory endpoint and we are planning to re-introduce it to the US market starting in the second quarter of 2025.

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

On November 24, 2024, CNSide Diagnostics presented data at the 2024 SNO Annual Meeting from the FORESEE trial showcasing the CNSide® Platform’s utility in diagnosing and guiding clinical decision making for breast cancer and non-small cell lung cancer patients with LM.

Key highlights included:

•
The FORESEE trial achieved its primary endpoint, demonstrating that the CNSide® Test influenced treatment decisions in over 90% of cases evaluated, surpassing the predetermined 20% primary endpoint target.
•
The CNSide® Test demonstrated enhanced sensitivity in detecting tumor cells (80%) vs. CSF cytology (29%) in patients with LM.
•
The CNSide® Test identified actionable mutations in the CSF, such as HER2 amplification, influencing 24% of therapeutic selection decisions.
•
The CNSide® Test exhibited high specificity, with no tumor cells detected in patients without LM.
•
The CNSide® Test demonstrated improved Negative Predictive Value in ruling out LM (25%) vs. CSF cytology (10%).
•
The CNSide® Test revealed HER2 positivity in LM tumors in 60% of breast cancer patients with HER2-negative primary tumors, informing physician treatment strategies.

Recent Developments

Recent Financings

Refer to the “Liquidity and Capital Resources” section below for information on our recent financings.

Appointment of new director of the board

On April 18, 2025, our Board unanimously appointed Mr. Kyle Guse to serve as a director of the Board, effective immediately. Mr. Guse is being appointed to the Board to fill the vacancy created by the resignation of Mr. Greg Petersen, and is expected to stand for reelection at our next annual meeting of stockholders. The Board has determined that Mr. Guse satisfies the definition of an “independent director” under the Nasdaq listing standards and our Corporate Governance Guidelines. Mr. Guse was also appointed to the Audit Committee and Compensation Committee of the Board and as Chairman of the Audit Committee.

Manufacturing agreement with SpectronRX

On November 5, 2024, we entered into a manufacturing services agreement for drug product development and manufacturing (the “SpectronRx Services Agreement”) with NukeMed, Inc. d/b/a SpectronRx (“SpectronRx”), pursuant to which SpectronRx will process development and manufacturing clinical investigational pharmaceutical products to support our clinical programs. Pursuant to the SpectronRx Services Agreement, an initial proposal for drug product development and manufacturing under the SpectronRx Services Agreement is expected to become effective in the second half of 2025.

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

Results of Operations

Grant Revenue

We recognized $1.1 million and $1.7 million of grant revenue during the three months ended March 31, 2025 and 2024, respectively, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,749	$2,746
Share-based compensation	7	17
Total research and development expenses	$1,756	$2,763

Research and development expenses decreased by approximately $1.0 million during the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was due primarily to a reduction of $0.8 million in clinical expenses related to the ReSPECT-LM trial, a decrease of $0.1 million in professional research and development services, a reduction of $0.3 million in employee compensation expenses, and a decrease of $0.1 million in travel and other expenses, partially offset by an increase of approximately $0.3 million of licensing fees paid to NanoTx.

We expect aggregate research and development expenses to largely remain consistent during the remainder of 2025 as compared to the corresponding comparable period in 2024.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$2,698	$2,084
Share-based compensation	141	129
Total general and administrative expenses	$2,839	$2,213

General and administrative expenses increased by $0.6 million during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase of $0.3 million in compensation expenses, an increase of $0.4 million of legal and professional expenses, partially offset by a decrease of $0.1 million of travel and insurance expenses.

We expect general and administrative expenditures to remain generally consistent during the remainder of 2025 as compared with the corresponding comparable period in 2024.

Stock-based compensation expense

Stock-based compensation expense includes charges related to stock options issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our stock-based compensation expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$7	$17
General and administrative	141	129
Total share-based compensation	$148	$146

Our share-based compensation expenses, which are impacted by grants of share-based options, vesting schedule of such grants, as well as grant-date fair value of share-based awards, remained consistent for the three months ended March 31, 2025 and 2024.

Financing items

The following table summarizes non-operating income and expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$1	$72
Interest expense	(548)	(34)
Change in fair value of liability instruments	(9,143)	—
Issuance cost of warrants	(964)	—
Financing expenses	(3,211)	—
Total	$(13,865)	$38

The increase in interest expense for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily due to interest related to the Funding Notes issued and redeemed during the three months ended March 31, 2025. Financing expense, changes in the fair value of derivative instruments and warrant issuance costs were related to non cash charges related to the February 2025 and March 2025 transactions that the Company entered into during the three months ended March 31, 2025.

Interest income decreased for the three months ended March 31, 2025 compared with the same period in 2024 primarily due to lower average cash and investment balances in year-to-date 2025, accreted income on our available-for-sale securities in 2024, and a higher interest rate environment in 2024.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$9,867	$76

Current assets	$10,868	$5,259
Current liabilities	10,559	15,551
Working capital	$309	$(10,292)

We incurred net losses of $17.4 million for the three months ended March 31, 2025. We have an accumulated deficit of $510.9 million as of March 31, 2025. Additionally, we used net cash of $6.2 million to fund our operating activities for the three months ended March 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern.

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of our common and preferred equity, proceeds from our now-repaid in full term loan with Oxford Finance, LLC (“Oxford”), our line of credit facility with

Pershing LLC and grant funding. We have had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material and adverse impact on our operations and ability to satisfy our obligations.

February 2025 SPEA

On February 13, 2025 (the “February 2025 SPEA Closing Date”), we entered into a securities purchase and exchange agreement (the “February 2025 SPEA”) with certain existing accredited investors. Pursuant to the February 2025 SPEA, on the February 2025 SPEA Closing Date we issued secured convertible promissory notes (the “Funding Notes”) in the aggregate principal amount of $3.3 million together with common stock purchase warrants (the “February 2025 Warrants”) to purchase 3,002,009 shares of our common stock at an exercise price of $1.12 per share. The aggregate purchase price for the Funding Note and February 2025 Warrants was approximately $3.7 million and included payment of $0.125 per February 2025 Warrant in accordance with the listing rules of Nasdaq.

Exchange Notes

The May 2024 Purchase Agreement (as described below) included certain limitations and restrictions on our ability to issue securities and provided the May 2024 Private Placement Purchasers other than our directors and executive officers (the “Outside Investors”) participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “Financing Restrictions”). On the February 2025 SPEA Closing Date, pursuant to the February 2025 SPEA, we issued to the Outside Investors secured convertible promissory notes in the aggregate amount of $3.2 million (the “Exchange Notes”) in exchange for cancellation of the 3,543,247 May 2024 Series A Warrants held by them, and the Outside Investors entered into a second amendment to the May 2024 Purchase Agreement to eliminate the Financing Restrictions.

As described below, we repurchased the Funding Notes and issued common stock and warrants for cancellation of the Exchange Notes in connection with the March 2025 Private Placement.

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

The initial exercise price of each March 2025 Series A Warrant is $1.32 per share of common stock. The March 2025 Series A Warrants are exercisable only following stockholder approval and expire five (5) years thereafter. The March 2025 Series A Warrants are subject to certain price reset, share combination event and anti-dilution provisions which, if triggered, provide that the number of shares issuable upon exercise of the March 2025 Series A Warrants will downward adjust, subject to the Floor Price, and the number of shares issuable upon exercise therefor will increase such that the aggregate exercise price remains unchanged.

The initial exercise price of each March 2025 Series B Warrant is $1.98 per share of common stock. The March 2025 Series B Warrants are exercisable only following stockholder approval and expire two and one-half (2.5) years thereafter. The March 2025 Series B Warrants are subject to certain price reset and share combination event provisions which, if triggered, provide that the number of shares issuable upon exercise of the March 2025 Series B Warrants will downward adjust, subject to the Floor Price, and the number of shares issuable upon exercise therefor will increase such that the aggregate exercise price remains unchanged. In addition, the March 2025 Series B Warrant alternative cashless exercise provision provides that the March 2025 Series B Warrant can be exercised without further payment to us and for three times the number of shares of common stock then subject to the March 2025 Series B Warrant.

Of the securities issued in the March 2025 Private Placement, 3,077,270 shares of Common Stock, 19,650,000 shares of March 2025 Prefunded Warrants in lieu thereof, and the accompanying 22,727,270 March 2025 Series A Warrants and 22,727,270 March 2025 Series B Warrants, were issued in consideration of new capital subscriptions, and 992,468 shares of Common Stock, 4,322,400 March 2025 Prefunded Warrants in lieu thereof, and the accompanying 5,314,870 March 2025 Series A Warrants and 5,314,870 March 2025 Series B Warrants, were issued in exchange for the cancelation of the Exchange Notes.

The March 2025 Private Placement closed on March 7, 2025. The aggregate gross proceeds at the closing were approximately $15.0 million, before deducting $1.4 million of expenses payable by us.

On May 2, 2025, our stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants and an amendment of our Certificate of Incorporation, as amended, to increase the authorized share capital to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants.

First Amendment to the February 2025 SPEA

In connection with the March 2025 Purchase Agreement, we entered into that certain First Amendment to the February 2025 SPEA (the “First Amendment”). The February 2025 SPEA included certain limitations and restrictions on our ability to issue securities and provided the investors participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “New Financing Restrictions”). Pursuant to the First Amendment, subject to consummation of the March 2025 Private Placement, we agreed to repurchase from the investors the Funding Notes and 3,002,009 February 2025 Warrants issued pursuant to the February 2025 SPEA for an aggregate purchase price of $4.25 million. In exchange for the repurchase by us of the Funding Notes and February 2025 SPEA Warrants, the investors agreed to consent to the March 2025 Private Placement and eliminate the New Financing Restrictions.

May 2024 Private Placement

In May 2024, we entered into a securities purchase agreement (the “May 2024 Purchase Agreement”), which was subsequently amended, with certain investors, including certain of the our directors and executive officers (the “May 2024 Private Placement Purchasers”), whereby we issued and sold in a private placement (the “May 2024 Private Placement”): (i) 3,591,532 shares of common stock or, at the election of each investor, pre-funded warrants (“May 2024 Prefunded Warrants”) to purchase shares of common stock exercisable immediately at an exercise price of $0.001 per share. Each share or May 2024 Prefunded Warrant was accompanied by (i) a Series A common warrant (“May 2024 Series A Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“May 2024 Series B Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 May 2024 Series B Warrants. At the closing of the May 2024 Private Placement, we received net proceeds of approximately $7.3 million.

CPRIT Grant

On September 19, 2022, we entered into the CPRIT Contract, pursuant to which CPRIT will provide us with the CPRIT Grant of $17.6 million subject to the terms of the CPRIT Contract, to fund approximately two-thirds of the continued development of REYOBIQ™ for the treatment of patients with LM. We recognized $1.1 million, $5.8 million, $4.9 million and $0.2 million of grant revenue during the quarter ended March 31, 2025, years ended December 31, 2024, 2023 and 2022, respectively, all of which has been received. The amounts recognized represents CPRIT’s share of the costs incurred for our REYOBIQ™ development for the treatment of patients with LM. As of March 31, 2025, we had $0.4 million of deferred grant liability related to the CPRIT Grant.

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

On September 5, 2024, Nasdaq notified us that we had not regained compliance with Nasdaq Listing Rule 5550(b)(1). We requested a hearing before the Nasdaq Hearings Panel (the “Panel”) and on October 30, 2024, we received a decision from the Panel, notifying us that we had until March 4, 2025 to demonstrate compliance with the Minimum Stockholders’ Equity Requirement.

On March 7, 2025, we received notification from Nasdaq that it had regained compliance with the Minimum Stockholders’ Equity Requirement due to the March 2025 Private Placement.

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

Furthermore, on May 16, 2025, we received notice from Nasdaq that, because the closing bid price for our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

Nasdaq’s Minimum Bid Requirement notice has no immediate effect on the listing or trading of our common stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are provided an initial compliance period of 180 calendar days, or until November 12, 2025, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to November 12, 2025.

If we do not achieve compliance with the Minimum Bid Requirement by November 12, 2025, we may be eligible for an additional 180 calendar days to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. In the event we receive notice that its common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Requirement.

On May 2, 2025, our stockholders granted discretionary authority to our board of directors to (i) amend our Certificate of Incorporation to combine outstanding shares of our common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for twenty five (1-for-25) to a maximum of one-for-two hundred fifty (1-for-250), with the exact ratio to be determined by the board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within twelve (12) months of the date the proposal is approved by stockholders.

On May 21, 2025, we received a notice from the Nasdaq staff that, as a result of our delay in filing our Quarterly Report on Form 10-Q for the period ended March 31, 2025, we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission (the “SEC”).

The notice states that we have until July 21, 2025, to submit to Nasdaq an update to our plan to regain compliance with the Rule. The notice also indicates that any additional exception to allow us to regain compliance with all delinquent filings will be limited to up to 180 calendar days from the due date of the filing, or until November 17, 2025. The notice has no immediate effect on the listing of our securities on Nasdaq.

There can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.

Funding and Material Cash Requirements

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of shares of our common and preferred equity, warrants, proceeds from the now-repaid in full term loan with Oxford, the margin loan facility under a line of credit with Pershing and grant funding. However, we have had, and will continue to have, an ongoing need to raise additional cash from outside sources through a combination of equity offerings, debt financings and potential collaboration, license or development agreements to fund our future clinical development programs, commercialization of CNSideTM, and other operations in the next twelve months from the filing of this Quarterly Report. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material adverse impact on our operations, implementation of our strategy and ability to maintain compliance with applicable requirements, including Nasdaq listing rules.

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
•
the revenue, if any, received from commercial sales of our product candidates, if approved; and
•
potential new product candidates that we identify and attempt to develop.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2025 and 2024 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(6,172)	$(4,513)
Net cash provided by (used in) investing activities	3,558	(364)
Net cash (used in) provided by financing activities	12,405	(776)
Net decrease in cash and cash equivalents	$9,791	$(5,653)

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

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of March 31, 2025. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was $6.2 million, compared with $4.5 million in the same period of 2024, primarily due to an increase to net loss of $14.1 million, offset by non cash charges of $12.7 million during the three months ended March 31, 2025.

Investing activities

Net cash provided by investing activities for the three months ended March 31, 2025 was related to maturities of short-term investments of $3.5 million. Net cash used in investing activities for the three months ended March 31, 2024 was related to purchase of short-term investments of $0.3 million and purchases of fixed assets of $40,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was related to $14.8 million of net proceeds from issuance of common stock, pre-funded warrants and warrants, $0.9 million related to cash received from exercise of warrants, and $3.7 million from issuance of Funding Notes payable and accompanying warrants, offset by repayment of $3.3 million of our line of credit facility, and repayment of Funding Notes payable and warrants for $3.7 million.

Net cash provided by financing activities for the three months ended March 31, 2024 was related to repurchase of treasury stock for approximately $0.4 million and repayment of principle balance under the Oxford loan of $0.4 million.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and there have been no material changes during the three months ended March 31, 2025, other than what was disclosed in Note 1 of the accompanying condensed consolidated financial statements.

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

As required by Rule 13a-15(b) under the Exchange Act we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which are incorporated herein by this reference, other than as set forth below.

The March 2025 Private Placement may result in an immediate trading halt or delisting of our shares of Common Stock from Nasdaq due to public interest concerns.

Under Nasdaq Listing Rule 5101, Nasdaq has broad discretionary authority to terminate the listing of securities, subject to a timely-requested hearing, if it determines that continued listing is not in the public interest, even if the issuer is in compliance with Nasdaq’s enumerated listing criteria. The March 2025 Series A Warrants contain certain anti-dilution protection whereby, subject to certain exceptions, if the Company sells any shares of common stock (or securities convertible into or exercisable into common stock) at a price per share (or conversion or exercise price, as applicable) less than the exercise price of the March 2025 Series A Warrants then in effect, then the exercise price of the March 2025 Series A Warrants will be reduced to such lower price, but no lower than the Floor Price, and the number of shares issuable upon exercise will be proportionately adjusted such that the aggregate exercise price will remain unchanged. The March 2025 Series A Warrants and March 2025 Series B Warrants contain exercise price reset and share combination event provisions that may result in a downward adjustment to the exercise price, subject to the Floor Price, and a corresponding increase in the number of shares of Common Stock issuable upon exercise therefor, such that the aggregate exercise price would remain unchanged. The March 2025 Series B Warrants contain an alternative cashless exercise provision, pursuant to which the March 2025 Series B Warrants can be exercised without cash payment to the Company and for three (3) times the number of shares of Common Stock issuable upon exercise for cash of the March 2025 Series B Warrants. As a result of such features, the number of shares of Common Stock issuable upon exercise of the March 2025 Series A Warrants and Series B warrants may increase significantly. As of the date of filing of this quarterly report on Form 10-Q, the 28,042,138 March 2025 Series A Warrants issued in the March 2025 Private Placement is exercisable for an aggregate of up to 84,645,187 shares of Common Stock. In addition, of the 28,042,138 March 2025 Series B Warrants issued in the March 2025 Private Placement, 2,248,080 warrants have been exercised into 16,257,428 shares of Common Stock, and the remaining March 2025 Series B Warrants is exercisable into 350,371,013 shares of Common Stock.

If Nasdaq determines the terms of the March 2025 Private Placement raised public interest concerns due to the dilutive nature of the transaction, or any other reason, Nasdaq may issue a determination letter to delist our shares of Common Stock pursuant to its discretionary authority under Listing Rule 5101. In that event, even if we were to timely request a hearing with respect to Nasdaq’s determination to delist our shares of Common Stock, Nasdaq may still impose an immediate halt on the trading of our shares of Common Stock pursuant to Nasdaq Listing Rule 4120(a)(5) pending the outcome of such hearing. If trading in our shares of Common Stock were to be halted or if Nasdaq were to determine to delist our shares of Common Stock, investors in our securities could lose all or part of their investment and our ability to raise additional capital through the public or private sale of equity securities would be adversely affected.

We could be delisted from Nasdaq for failure to comply with the Minimum Stockholders’ Equity Requirement, the Minimum Bid Requirement or other applicable continued listing requirements and standards of Nasdaq, which would seriously harm the liquidity of our stock and our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must maintain compliance with Nasdaq's continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing requirements and standards of Nasdaq.

Minimum Stockholders’ Equity Requirement

In March 2024, we received notice from the Listing Qualifications staff of Nasdaq (the “Staff”), notifying us that we no longer maintained at least $2.5 million in stockholders’ equity, as required under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”).

On September 5, 2024, Nasdaq notified us that we had not regained compliance with the Minimum Stockholders’ Equity Requirement and that, as a result, unless we timely requested an appeal of this determination to a Nasdaq Hearings Panel (the “Panel”), Nasdaq would move to suspend trading of our common stock and to have our shares of common stock delisted from The Nasdaq Capital Market. The Company timely requested a hearing before the Panel, and the hearing was held on October 22, 2024. On October 30, 2024, Nasdaq provided us until March 4, 2025, to notify Nasdaq that we were in compliance with the Minimum Stockholders’ Equity Requirement. On March 7, 2025, the Company received notification from Nasdaq that it had regained compliance with the Minimum Stockholders’ Equity Requirement.

Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a Mandatory Panel Monitor until March 7, 2026. If the Staff finds we are again out of compliance with the Minimum Stockholders’ Equity Requirement before that date, we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor would we be afforded an applicable cure or compliance period. Instead, the Staff would issue a “Delist Determination Letter” and we would have an opportunity to request a Nasdaq hearing panel regarding our continued listing. As disclosed in this Quarterly Report, our stockholders’ equity as of March 31, 2025 was below the Minimum

Stockholders’ Equity Requirement. Accordingly, we expect the Staff will issue a “Delist Determination Letter” and, once issued, we intend to request a hearing before a Nasdaq hearing panel regarding our continued listing with respect to the Minimum Stockholders’ Equity Requirement.

Minimum Bid Requirement

On May 16, 2025, we received notice from Nasdaq that, because the closing bid price for the our common stock has fallen below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). Nasdaq’s notice has no immediate effect on the listing or trading of our common stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are provided an initial compliance period of 180 calendar days, or until November 12, 2025, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to November 12, 2025.

If we do not achieve compliance with the Minimum Bid Requirement by November 12, 2025, we may be eligible for an additional 180 calendar days to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff. Furthermore, any efforts we take to meet the Minimum Bid Requirement, including pursuing a reverse stock split, may not be sufficient.

Potential Consequences of Delisting

There is no assurance that we will be able to meet Nasdaq’s listing requirements or comply with the requisite Nasdaq requirements to maintain our listing of common stock on Nasdaq. In the event that our common stock is delisted from Nasdaq, as a result of our failure to comply with the Minimum Stockholders’ Equity Requirement or the Minimum Bid Requirement or as a result of our failure to continue to comply with any other requirement for continued listing on Nasdaq, and we are not able to list our securities on Nasdaq or any other national securities exchange, we could face significant material adverse consequences, including:

•
a decline of the market price of our common stock;
•
a limited availability of market quotations for our common stock;
•
reduced liquidity for our common stock;
•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage for us;
•
a decreased ability to issue additional securities or obtain additional financing in the future; and
•
the incurring of additional costs under state blue sky laws in connection with any sales of our securities.

As of the date of this Quarterly Report, we require additional funding to develop our product candidates, conduct future operations, and repay our outstanding debt obligations. If we are unable to obtain the funds necessary to do so because our common stock is not listed on any national securities exchange, we may be required to delay, scale back or eliminate our product development activities, and we may be unable to continue our business operations.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from Nasdaq, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the-counter quotation system.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Reports on Form 8-K filed with the SEC.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

None.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Certificate of Amendment to the Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/02/2025

3.8	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

3.11	Certificate of Designation of Series F Preferred Stock, dated March 3, 2023		8-K	001-34375 Exhibit 3.1	03/03/2023

4.1	Description of Securities		10-K	001-34375 Exhibit 4.1	03/30/2020

4.2	Form of Common Stock Certificate		10-K	001-34375 Exhibit 4.33	03/09/2018

4.3	Form of Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	05/09/2024

4.4	Form of Series A Warrant (as amended and restated August 2024)		10-Q	011-34375 Exhibit 4.5	08/14/2024

4.5	Form of Series B Warrant (as amended and restated August 2024)		10-Q	011-34375 Exhibit 4.6	08/14/2024

4.6	Form of Amendment and Restatement of the May 2024 Series A Warrant		10-Q	011-34375 Exhibit 4.7	08/14/2024

4.7	Form of Amendment and Restatement of the May 2024 Series B Warrant		10-Q	011-34375 Exhibit 4.8	08/14/2024

4.8	Form of Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	02/18/2025

4.9	Form of Warrant issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	011-34375 Exhibit 4.2	02/18/2025

10.1	Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.1	02/18/2025

10.2

Form of Secured Convertible Note for Funding Notes issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers names therein

			8-K	001-34375 Exhibit 10.2	02/18/2025

10.3

Form of Secured Convertible Note for Exchange Notes issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers names therein

			8-K	001-34375 Exhibit 10.3	02/18/2025

10.4	Security Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc., CNSide Diagnostics, LLC and Iroqouis Master Fund Ltd., as collateral agent for the purchasers names therein		8-K	001-34375 Exhibit 10.4	02/18/2025

10.5	Subsidiary Guarantee, dated as of February 13, 2025, by and among CNSide Diagnostics, LLC and the purchasers named therein		8-K	001-34375 Exhibit 10.5	02/18/2025

10.6	Registration Rights Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.6	02/18/2025

10.7	Second Amendment to Securities Purchase Agreement, dated May 5, 2024, as amended on May 9, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 10.7	02/18/2025

10.8	Securities Purchase Agreement, dated as of March 4, 2025		8-K	001-34375 Exhibit 10.1	03/04/2025

10.9	Registration Rights Agreement, dated as of March 4, 2025		8-K	001-34375 Exhibit 10.2	03/04/2025

10.10	First Amendment to Securities Purchase and Exchange Agreement, dated as of March 4, 2025		8-K	001-34375 Exhibit 10.3	03/04/2025

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 30, 2025		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: May 30, 2025		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)

1