Form 10-Q
period 2025-06-30
PLUS THERAPEUTICS, INC.
filed 2025-08-14
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 99,264,526 shares of the registrant’s common stock outstanding.

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

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our intent to regain and maintain compliance with Nasdaq listing standards; our strategic collaborations and license agreements, intellectual property, U.S. Food and Drug Administration and European Medicines Agency approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our pre-clinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; our ability to satisfy our obligations under the terms of our capital raising transactions including registering shares issuable in such transactions; portions of the “Liquidity and Capital Resources” section of this “Quarterly Report” including our potential need for additional financing and the availability thereof; our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets; our ability to continue as a going concern; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug and medical device product manufacturing to a contract drug and medical device manufacturing organization; the potential enhancement of our cash position through development, marketing, and licensing arrangements; our ability to timely and efficiently launch our CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the "CNSide Test"); receipt of grant revenue; and a material security breach or cyber security attack affecting our operations and property.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,233	$76
Investments	4,646	3,530
Grant receivable	1,021	571
Other current assets	1,314	1,082
Total current assets	9,214	5,259

Property and equipment, net	289	448
Operating lease right-use-of assets	29	73
Goodwill	372	372
Intangible assets, net	401	469
Other assets	45	12
Total assets	$10,350	$6,633
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$6,359	$11,288
Operating lease liability	30	44
Deferred grant liability	927	927
Line of credit	—	3,292
Total current liabilities	7,316	15,551

Noncurrent operating lease liability	—	31
Total liabilities	7,316	15,582

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 92,438,432 shares issued; and 92,180,007 shares outstanding as of June 30, 2025, and 100,000,00 shares authorized; 6,154,758 shares issued; and 5,896,333 shares outstanding as of December 31, 2024, respectively	92	6
Treasury stock (at cost), 258,425 shares as of June 30, 2025 and December 31, 2024, respectively	(500)	(500)
Additional paid-in capital	509,171	485,024
Accumulated deficit	(505,729)	(493,479)
Total stockholders’ equity (deficit)	3,034	(8,949)
Total liabilities and stockholders’ equity	$10,350	$6,633

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Grant revenue	$1,390	$1,279	$2,449	$2,956

Operating expenses:
Research and development	1,246	2,773	3,002	5,536
General and administrative	1,682	2,203	4,521	4,416
Total operating expenses	2,928	4,976	7,523	9,952
Operating loss	(1,538)	(3,697)	(5,074)	(6,996)

Other income (expense):
Interest income	27	67	28	139
Interest expense	—	(27)	(548)	(61)
Financing expenses	150	(3,545)	(3,061)	(3,545)
Warrant issuance costs	—	(432)	(964)	(432)
Change in fair value of derivative instruments	6,512	4,694	(2,631)	4,694
Total other income (expense)	6,689	757	(7,176)	795
Net income (loss)	$5,151	$(2,940)	$(12,250)	$(6,201)

Per share information
Net income (loss) per share of common stock – basic	$0.02	$(0.45)	$(0.50)	$(1.15)
Weighted average number of shares of common stock outstanding – basic	48,388,862	6,500,831	24,422,125	5,411,382
Net loss per share of common stock – diluted	$(0.01)	$(0.71)	$(0.50)	$(1.45)
Weighted average number of shares of common stock outstanding – diluted	209,154,994	10,742,924	24,422,125	7,532,428

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

(In thousands, except share data)

	Convertible						Additional		Total
	preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2023	1,952	$—	4,522,656	$5	(78,559)	$(126)	$479,274	$(480,501)	$(1,348)
Stock-based compensation	—	—	—	—	—	—	146	—	146
Purchase of treasury stock	—	—	—	—	(179,866)	(374)	—	—	(374)
Net loss	—	—	—	—	—	—	—	(3,261)	(3,261)
Balance at March 31, 2024	1,952	$—	4,522,656	$5	(258,425)	$(500)	$479,420	$(483,762)	$(4,837)
Issuance of common stock	—	—	1,439,988	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	—	—	(2,940)	(2,940)
Balance at June 30, 2024	1,952	$—	5,962,644	$6	(258,425)	$(500)	$479,571	$(486,702)	$(7,625)

Balance at December 31, 2024	1,952	$—	6,154,758	$6	(258,425)	$(500)	$485,024	$(493,479)	$(8,949)
Stock-based compensation	—	—	—	—	—	—	148	—	148
Exercise of pre-funded warrants	—	—	6,535,731	7	—	—	(7)	—	—
Exercise of Series B Warrants from May 2024 PIPE	—	—	497,824	—	—	—	882	—	882
Exchange of warrants for notes payable	—	—	—	—	—	—	(3,694)	—	(3,694)
Issuance of common stock, pre-funded warrants and warrants for debt repayment	—	—	4,069,738	4	—	—	5,369	—	5,373
Net loss	—	—	—	—	—	—	—	(17,401)	(17,401)
Balance at March 31, 2025	1,952	$—	17,258,051	$17	(258,425)	$(500)	$487,722	$(510,880)	$(23,641)
Stock-based compensation	—	—	—	—	—	—	152	—	152
Exercise of March 2025 Series B Warrants	—	—	56,277,032	56	—	—	802	—	858
Exercise of pre-funded warrants	—	—	9,016,349	9	—	—	(9)	—	—
Cancellation of common stock	—	—	(300,000)	—	—	—	—	—	—
Issuance of common stock under Lincoln Park Purchase Agreement, net issuance costs	—	—	10,187,000	10	—	—	2,736	—	2,746
Reclassification of 2025 Series B warrant liability to equity	—	—	—	—	—	—	10,967	—	10,967
Modification of warrants (Note 12)				—	—	—	6,801	—	6,801
Net income	—	—	—	—	—	—	—	5,151	5,151
Balance at June 30, 2025	1,952	$—	92,438,432	$92	(258,425)	$(500)	$509,171	$(505,729)	$3,034

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(12,250)	$(6,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223	325
Amortization of deferred financing costs and debt discount	—	20
Share-based compensation expense	300	297
Noncash financing expenses	3,061	3,545
Change in fair value of derivative instruments	2,631	(4,694)
Accretion of discount on short-term investments	(22)	(23)
Reduction in the carrying amount of operating lease right-of-use assets	44	63
Gain on sale of assets	(16)	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	(450)	—
Other current assets	(265)	335
Accounts payable and accrued expenses	(5,181)	360
Change in operating lease liabilities	(45)	(63)
Deferred grant liability	—	373
Net cash used in operating activities	(11,970)	(5,663)

Cash flows used in investing activities:
Purchases of property and equipment	(10)	(121)
Purchase of short-term investments	(7,756)	(3,500)
Redemption of short-term investments	6,662	—
Purchase of intangible assets	—	(545)
Proceeds from sale of property and equipment	30	—
Net cash used in investing activities	(1,074)	(4,166)

Cash flows provided by financing activities:
Principal payments of term loan obligation	—	(3,996)
Proceeds from credit facility	—	3,292
Repayment of line of credit facility	(3,292)	—
Repayment of notes payable	(3,703)	—
Issuance of notes payable and warrants	3,738	—
Proceeds from exercise of Series B Warrants from May 2024 PIPE	882	—
Purchase of treasury stock	—	(374)
Proceeds from sale of common stock, pre-funded warrants and warrants	15,001	7,310
Proceeds from sale of common stock under Lincoln Park Purchase Agreement	2,795	—
Costs from sale of common stock	(220)	(45)
Net cash provided by financing activities	15,201	6,187
Net increase (decrease) in cash and cash equivalents	2,157	(3,642)
Cash and cash equivalents at beginning of period	76	8,554
Cash and cash equivalents at end of period	$2,233	$4,912

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$539	$32
Supplemental schedule of non-cash investing and financing activities:
Exchange of warrants for notes payable	$3,694	$—
Redemption of notes by issuance of common stock, pre-funded warrants and warrants	$3,512	$—
Unpaid offering cost	$252	$375

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(UNAUDITED)

1. Basis of Presentation and New Accounting Standards

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at December 31, 2024, but does not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of Plus Therapeutics, Inc. (the “Company”) have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025.

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

Warrants

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging. Equity-classified instruments are recorded in additional paid-in capital at issuance and are not subject to remeasurement. Liability-classified warrants are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative liabilities in the condensed consolidated statements of operations. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. government and agency securities. Securities with maturities from the date of purchase of less than three months are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive income (loss) and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (expense). At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company’s intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented.

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts are recorded in interest income in the condensed consolidated statements of operations and comprehensive income (loss).

During the three and six months ended June 30, 2025, the unrealized gain on the Company’s available-for-sale securities was immaterial, and not presented separately in the condensed consolidated statement of operations.

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

2. Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company’s most significant estimates and critical accounting policies involve estimating fair value of its derivative instruments, reviewing assets for impairment and determining the assumptions used in measuring stock-based compensation expense.

3. Liquidity and Going Concern

The Company incurred a net loss of $12.3 million for the six months ended June 30, 2025. The Company had an accumulated deficit of $505.7 million as of June 30, 2025. Additionally, the Company used net cash of $12.0 million to fund its operating activities for the six months ended June 30, 2025.

To date, the Company’s operating losses have been funded primarily from outside sources of invested capital from issuance of its common stock, preferred stock, convertible notes and warrants, proceeds from its term loan, line of credit and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund its future clinical development programs, launch CNSide, and fund other operations. There can be no assurance that the Company will be able to continue to raise additional capital in the future. The Company’s inability to raise additional cash would have a material and adverse impact on its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On September 5, 2024, Nasdaq notified the Company that it had not regained compliance with Nasdaq Listing Rule 5550(b)(1). The Company requested a hearing before the Nasdaq hearing panel, and on October 30, 2024, the Company received a decision from the panel, notifying the Company that it had until March 4, 2025, to demonstrate compliance with the Minimum Stockholders’ Equity Requirement.

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

If the Company does not achieve compliance with the Minimum Bid Requirement by November 12, 2025, the Company may be eligible for an additional 180 calendar days to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Staff determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. In the event the Company receives notice that its common stock is being delisted, Nasdaq rules permit the Company to appeal any delisting determination by the Staff.

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

On May 21, 2025, the Company received a notice from the Staff that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2025, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission (the “SEC”).

The notice stated that the Company had until July 21, 2025, to submit to Nasdaq an update to its plan to regain compliance with the Rule. The notice also indicated that any additional exception to allow the Company to regain compliance with all delinquent filings will be limited to up to 180 calendar days from the due date of the filing, or until November 17, 2025. The notice had no immediate effect on the listing of the Company’s securities on Nasdaq.

On June 3, 2025, the Company received a letter from the Staff stating that the Company had regained compliance with the Rule 5250(c)(1) due to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2025 with the SEC on May 30, 2025.

On June 3, 2025, the Staff notified the Company that it was not in compliance with the Minimum Stockholders’ Equity Requirement (the “June 3 Letter”). The Company reported stockholders’ equity (deficit) of ($23,641,000) in its Quarterly Report on Form 10-Q for the period ended March 31, 2025, and, as a result, did not satisfy the Minimum Stockholders’ Equity Requirement pursuant to Listing Rule 5550(b)(1). As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company must request a hearing no later than 4:00 p.m. Eastern Time on June 10, 2025. The Company timely requested a hearing, which hearing took place as scheduled on July 15, 2025.

On July 22, 2025, the Panel issued a decision (the "July 2025 Decision") granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with (1) the Minimum Stockholders’ Equity Requirement pursuant to Listing Rule 5550 (b)(1) by August 14, 2025 by filing a timely public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance of the Minimum Stockholders’ Equity Requirement, and by providing an indication of its equity following those transactions, with the option by including in the public filing a balance sheet not older than 60 days with pro forma adjustments for any significant transactions or events occurring on or before the report date; and (2) the Minimum Bid Requirement by September 8, 2025.

There can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders' Equity Requirement or the Minimum Bid Requirement.

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

Assets recorded at fair value

The Company has investments in money market accounts and U.S. treasury securities, which are included in cash and cash equivalents and investments, respectively, on the condensed consolidated balance sheets. Money market accounts are considered Level 1 measurements within the fair value hierarchy since money market account fair values are known and observable through daily published floating net asset values.

As of June 30, 2025, the Company had total investments of $4.6 million of treasury bills with total amortized cost and fair value of $4.6 million. These investments are collateralized marketable securities. As of June 30, 2025, the Company classified available-for-sales as short-term investments in the condensed consolidated balance sheet because the maturity dates were less than one year from the date of the purchase.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	Fair Value Measurements Using
June 30, 2025	Fair Value	Level 1	Level 2	Level 3
Investments
Treasury bills and treasury note	$4,646	$—	$4,646	$—
Total Investments	$4,646	$—	$4,646	$—

	Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$74	$74	$—	$—

Investments
Treasury bills	2,062	—	2,062	—
Government agency bonds	772	772	—	—
Money market	696	696	—	—
Total Investments	$3,530	$1,468	$2,062	$—

Liabilities recorded at fair value

As detailed in Note 12 below, the Company elected to account for convertible notes (consisting of funding notes and exchange notes) issued on February 13, 2025 at fair value as of the issuance date and immediately before their settlement date of March 4, 2025. The convertible notes are valued using the binomial lattice model with the following key level 3 inputs:

	At issuance	At settlement
Interest rate	4.18% - 4.28%	3.99%
Remaining term	1.0	0.94
Volatility	77.5%	119.2%
Fair value of common stock	$1.20	$0.30

The following table provides a roll forward of the fair value of the convertible notes (in thousands):

	Funding Notes	Exchange Notes
Beginning balance as of January 1, 2025	$—	$—
Issuance	3,968	3,763
Change in fair value	(265)	(251)
Settlement	(3,703)	(3,512)
Ending balance as of June 30, 2025	$—	$—

As detailed in Note 12 below, the Company issued March 2025 Series A and March 2025 Series B common stock warrants in connection with the March 2025 Private Placement. The March 2025 Series A and March 2025 Series B common stock warrants are accounted for as liabilities at fair value at issuance date, and immediately prior to their extinguishment and modification, respectively, on June 17, 2025. The March 2025 Series A and March 2025 Series B common stock warrants were valued using the Monte Carlo simulation, with the following key level 3 inputs:

	At issuance	At modification and extinguishment
Interest rate	3.98%	3.91%
Remaining term (years)	6.1	4.90
Volatility	123.7%	135.6%

The March 2025 Series B Warrants were valued immediately prior to exercise, using the Monte Carlo simulation with the following inputs for the exercises that occurred before the modification on June 17, 2025:

At exercise
Interest rate	3.85% - 4.06%
Remaining term (years)	4.9 - 5.0
Volatility	133.9% - 135.8%

In addition, the February 2025 Warrants issued in connection with the Funding Notes were required to be classified as liabilities and recorded at fair value. The Company estimated the fair value of the February 2025 Warrants using the Black Scholes model at issuance as of February 13, 2025 and as of their redemption date of March 4, 2025, using the following level 3 inputs:

	At issuance	At settlement
Interest rate	4.30%	4.30%
Remaining term (years)	5.0	4.95
Volatility	98.5%	102.1%
Fair value of common stock	$1.20	$0.30

The following table provides a roll forward of the fair value of liability classified common stock warrants during the six months ended June 30, 2025 (in thousands):

	February 2025 Warrants	March 2025 Series A Warrants	March 2025 Series B Warrants	Total
Beginning balance as of January 1, 2025	$—	$—	$—	$—
Issuance	2,762	2,005	11,243	16,010
Change in fair value	(2,231)	335	5,043	3,147
Settlement	(531)	—	(858)	(1,389)
Modification and extinguishment	—	(2,340)	(4,461)	(6,801)
Reclassified to equity	—	—	(10,967)	(10,967)
Ending balance as of June 30, 2025	$—	$—	$—	$—

5. Loss per Share

The Company calculates basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities. Certain warrants participate in distributions of the Company. The Pre-Funded Warrants totaling 19,396,099 are considered outstanding shares in the basic earnings per share calculation given their nominal exercise price (as of the beginning of the period or the date of the grant, whichever is earlier).

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the two-class method. Potential common shares were related to outstanding but unexercised options, multiple series of convertible preferred stock, and warrants for all periods presented.

The March 2025 Series A Warrants and March 2025 Series B Warrants (and for the period in which the February 2025 Warrants, Funding Notes, and Exchange Notes, as defined in Note 12, were outstanding) are participating securities because holders of such instruments participate in the event a dividend is paid on common stock, however such holders do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders.

The following tables provides a summary of instruments where underlying shares issuable upon exercise or conversion were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive. Additionally, the shares underlying the February 2025 Warrants, Funding Notes and Exchange Notes, each outstanding during the six months ended June 30, 2025, were excluded from diluted loss per share as their effect would be anti-dilutive.

	As of June 30,
	2025	2024
Outstanding stock options	1,230,272	336,928
Preferred stock	28,190	28,190
Outstanding warrants (Note 12)	3,883,833	142,733
Total	5,142,295	507,851

The following table sets forth the computation of basic net loss per common share for the periods indicated, in thousands except share and per share data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Basic net loss per common share calculation:
Net income (loss)	$5,151	$(2,940)	$(12,250)	$(6,201)
Income attributable to 2025 Series A Warrants	(1,665)	—	—	—
Income attributable to 2025 Series B Warrants	(2,295)	—	—	—
Net income (loss) attributable to common stockholders – basic	1,191	(2,940)	(12,250)	(6,201)

Weighted average common shares outstanding – basic	48,388,862	6,500,831	24,422,125	5,411,382
Net income (loss) per share of common stock – basic	$0.02	$(0.45)	$(0.50)	$(1.15)

Due to the warrants being participating securities, the two-class method is used for the earnings per share calculation. The following table sets forth the computation of diluted net loss per common share for the periods indicated, in thousands except share and per share data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Diluted net loss per common share calculation:
Net income (loss)	$5,151	$(2,940)	$(12,250)	$(6,201)
Income attributable to 2025 Series A Warrants	(1,665)	—	—	—
Income attributable to 2025 Series B Warrants	(2,295)	—	—	—
Net income (loss) attributable to common stockholders	1,191	(2,940)	(12,250)	(6,201)
Earnings attributable to March 2025 Series A and Series B Warrants	3,959	—	—	—
Change in fair value of warrant liabilities	(6,512)	(4,694)	—	(4,694)
Net loss attributable to common stockholders – diluted	$(1,362)	$(7,634)	$(12,250)	$(10,895)

Weighted average common shares outstanding – diluted	209,154,994	10,742,924	24,422,125	7,532,428
Net loss per share of common stock – diluted	$(0.01)	$(0.71)	$(0.50)	$(1.45)

6. Grant Revenue

CPRIT Grant

On September 19, 2022, the Company entered into that certain Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with the Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT provides the Company with a CPRIT Grant (“CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQ for the treatment of patients with leptomeningeal metastases. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

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

The Company recognized $1.4 million and $1.3 million, and $2.5 million and $3.0 million in grant revenue from the CPRIT Contract during the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had no deferred grant liability related to the CPRIT Grant. As of June 30, 2025 and December 31, 2024, the Company had $1.0 million and $0.6 million, respectively, of grant revenue receivable related to the CPRIT Grant.

Department of Defense Award

Effective September 1, 2024, the Company entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million award for research and development purposes (“DoD Award”) over a three year period. The DoD Award will be used to support the planned expansion of the Company’s clinical trial for pediatric brain cancer. On October 4, 2024, the Company received its first payment under the DoD Award in the amount of $0.9 million, which was recorded as deferred grant liability as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, no amount of grant revenue was recognized related to the DoD Award.

7. Commitments and Contingencies

Leases

The Company leases certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease expires on March 31, 2026.

Manufacturing Agreement with SpectronRX

On November 5, 2024, the Company entered into a manufacturing services agreement with SpectronRx for drug product development and manufacturing, which includes an initial commitment fee of $0.3 million. Under this agreement, the Company owns all rights to intellectual property related to the products developed, while SpectronRx retains rights to its own technology. SpectronRx is required to negotiate a commercial supply agreement upon six months' written notice before the Company's first commercial manufacturing needs. The agreement will remain in place for five years, automatically renewing for successive one-year terms unless terminated with six months' notice. During the six months ended June 30, 2025 and year ended December 31, 2024, the Company did not recognize any expenses related to this agreement.

Other commitments and contingencies

The Company has entered into agreements with various research organizations for pre-clinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on study progress. As of June 30, 2025, the Company did not have any clinical research study obligations.

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

8. Composition of Certain Financial Statement Captions

As of June 30, 2025 and December 31, 2024, other current assets were comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid services	$614	$87
Deferred costs (Note 7)	446	436
Prepaid insurance	254	559
	$1,314	$1,082

9. Line of Credit Facility

On May 31, 2024, the Company drew down $3.3 million on a margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. The available credit line limit under the Pershing Credit Facility fluctuated based on the Company’s request for extensions from time to time, subject to the value of the collateralized marketable securities the Company holds with Pershing, provided that the amount available to draw under the Pershing Credit Facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities the Company held with Pershing, Pershing could have required the Company from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level. The amounts borrowed under the Pershing Credit Facility were due on demand. As of December 31, 2024, and June 30, 2025, the Company held collateralized marketable securities with Pershing with a total value of $3.5 million and zero, respectively.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of June 30, 2025, the Company accrued $0.3 million of payments due to NanoTx as a result of the CPRIT Grant proceeds received (see Note 6, Grant Revenue of the condensed consolidated financial statements for additional information).

11. Biocept Asset Acquisitions

On April 26, 2024, the Company, after having its bid accepted by the United States Bankruptcy Court for the District of Delaware, acquired from Biocept, Inc. (“Biocept”), for a total cash payment of $400,000, substantially all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio (the “CNSide® Platform”), including (i) intellectual property, (ii) inventory and raw materials, and (iii) data, information, results and reports pertaining to the completed and on-going clinical studies involving the use of the CNSide Platform (including, but not limited to, the FORESEE clinical study that was being conducted by Biocept), related to the development, making, selling, and exporting or importing of the CNSide proprietary cell enumeration test (the “CNSide Test”).

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

Series B and C Preferred Stock

As of June 30, 2025, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

Common Stock

February 2025 SPEA Agreements

On February 13, 2025 (the “February 2025 Closing Date”), the Company entered into a Securities Purchase and Exchange Agreement (the “February 2025 SPEA”) with certain existing accredited investors (the “February 2025 Purchasers”). Pursuant to the February 2025 SPEA, on the February 2025 Closing Date the Company issued secured convertible promissory notes (the “Funding Notes”) in the aggregate principal amount of $3.3 million together with common stock purchase warrants (the “February 2025 Warrants”) to purchase 3,002,009 shares of the Company common stock, par value $0.001 and exercise price of $1.12 per share (the “February 2025 Warrant Exercise Price”). The aggregate purchase price for the Funding Notes and the February 2025 Warrants was approximately $3.7 million (the “Aggregate Purchase Price”) and included proceeds from the February 2025 Purchasers of $0.125 per February 2025 Warrant in accordance with Nasdaq listing rules. The Funding Notes would mature on February 13, 2026, and bore interest at a rate of 10% per annum, subject to increase upon events of default. The February 2025 Warrants were exercisable for five-years from the date of issuance.

The Funding Notes, accrued interest and February 2025 warrants were repurchased by the Company subsequent to consummation of the March 2025 Private Placement for proceeds of $4.2 million.

Security Interest

The obligations of the Company under the February 2025 SPEA, Funding Notes and Exchange Notes (as defined below) were secured by a pledge of substantially all of the assets of the Company pursuant to a security agreement, dated as of the February 2025 Closing Date, among the Company, CNSide Diagnostics, LLC (a subsidiary of the Company, “CNSide Diagnostics”), and Iroquois Master Fund Ltd., as collateral agent for the February 2025 Purchasers (the “Security Agreement”), subject to certain exceptions. The Security Agreement contained certain customary affirmative and negative covenants, including limitations on the Company’s and CNSide Diagnostic’s ability to dispose of assets, subject to customary exceptions. The repayment of the Company’s obligations under the February 2025 SPEA and Notes were guaranteed pursuant to a subsidiary guarantee, dated as of the February 2025 Closing Date (the “Subsidiary Guarantee”), by and among CNSide Diagnostics and the February 2025 Purchasers. The Security Agreement and the Subsidiary Guarantee were subsequently terminated after the closing of the private placement pursuant to the March 2025 SPA (as defined below).

Exchange Notes

As disclosed below, the Company entered into the May 2024 Purchase Agreement (defined below), with the May 2024 Purchasers for the private placement of securities, including the May 2024 Series A Warrants to purchase an aggregate of up to 3,591,532 shares of common stock. The May 2024 Purchase Agreement included certain limitations and restrictions on the Company’s ability to issue securities and provided the May 2024 Purchasers and the other investors signatories to the May 2024 Purchase Agreement participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “Financing Restrictions”). On the February 2025 Closing Date, pursuant to the February 2025 SPEA, the Company issued to the May 2024 Purchasers secured convertible promissory notes in the aggregate amount of $3.2 million (the “Exchange Notes”) in exchange for cancellation of the May 2024 Series A Warrants held by the May 2024 Purchasers, and the May 2024 Purchasers entered into a second amendment to the May 2024 Purchase Agreement to eliminate the Financing Restrictions. The terms and conditions of the Exchange Notes were substantially identical in all material respects to the Funding Notes. The Security Agreement and Subsidiary Guarantee also applied to the obligations under the Exchange Notes. The Exchange Notes were exchanged after the closing of the March 2025 Private Placement as defined below.

Both the Funding Notes and the Exchange Notes contained embedded conversion features that were required to be bifurcated and accounted for as derivative liabilities. The Company evaluated authoritative guidance for accounting for convertible debt instruments and elected to account for the Funding Notes and Exchange Notes at fair value. Consequently, the Company recorded the Funding Notes and Exchange Notes in their entirety at fair value at issuance and immediately before settlement, with changes in fair value recorded as change in fair value of derivative instruments in the condensed consolidated statements of operations between the issuance date and the settlement date.

The Company entered into the transaction due to immediate funding requirements. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Exchange Notes, Funding Notes and associated warrants were recorded at fair value on the issuance date at $3.8 million, $4.0 million and $2.7 million, respectively. The excess of the fair value of the instruments issued over cash received of $3.7 million and the carrying value of the May 2024 Series A Warrants exchanged of $3.7 million, in the amount of $3.1 million was recorded as a financing expense in the statement of operations for the six months ended June 30, 2025.

Changes in the fair value of Exchange Notes, Funding Notes and February 2025 Warrants between issuance date and settlement date, in the amount of a gain of $0.3 million, a gain of $0.3 million and a gain of $2.2 million, respectively, were recorded as change in the fair value of derivative instruments in the statement of operations for the three and six months ended June 30, 2025.

March 2025 Private Placement

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 SPA”) with accredited investors, including certain existing stockholders of the Company (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”). The March 2025 SPA, provides for the sale and issuance by the Company of an aggregate of 28,042,140 shares (the “March 2025 Private Placement Shares”) of the Company’s common stock, or, at the election of each March 2025 Private Placement Purchaser, pre-funded warrants to purchase Common Stock (the “March 2025 Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.001 per share (the “March 2025 Pre-Funded Warrant Shares”), with each March 2025 Private Placement Share or March 2025 Pre-Funded Warrant accompanied by (i) a Series A common warrant (the “March 2025 Series A Warrants”) to purchase one share of common stock (the “March 2025 Series A Warrant Shares”), and (ii) one Series B common warrant (the “March 2025 Series B Warrants”) to purchase one share of common stock (see below for additional details on the Series B Warrants cashless exercise provisions) (the “March 2025 Series B Warrant Shares,” and together with the March 2025 Series A Warrant Shares, the “March 2025 Common Warrant Shares”). The March 2025 Private Placement Shares, March 2025 Pre-Funded Warrants, March 2025 Pre-Funded Warrant Shares, March 2025 Series A Warrants, March 2025 Series B Warrants, and the March 2025 Common Warrant Shares are collectively referred to herein as the “March 2025 Securities.” Pursuant to the March 2025 SPA, the Company issued to the March 2025 Private Placement Purchasers 4,069,738 March 2025 Private Placement Shares, 23,972,400 March 2025 Pre-Funded Warrants, 28,042,138 March 2025 Series A Warrants and 28,042,138 March 2025 Series B Warrants.

The combined purchase price of $0.66 for each March 2025 Private Placement Share or $0.659 for each March 2025 Pre-Funded Warrant in the March 2025 Private Placement, together with one accompanying March 2025 Series A Warrant and one accompanying March 2025 Series B Warrant, represents the applicable “Minimum Price” in accordance with Nasdaq Rule 5635(d).

The initial exercise price of each March 2025 Series A Warrant issued in the March 2025 Private Placement is $1.32 per share of common stock. The March 2025 Series A Warrants are exercisable only following stockholder approval and expire five (5) years thereafter. The March 2025 Series A Warrants are subject to certain price reset, share combination event and anti-dilution provisions which, if triggered, provide that the number of shares issuable upon exercise of the March 2025 Series A Warrants will downward adjust, subject to a floor price of $0.132 (the “Floor Price”), and the number of shares issuable upon exercise therefor will increase such that the aggregate exercise price remains unchanged. The March 2025 Series A Warrants were extinguished as part of the Letter Agreement on June 17, 2025 as discussed below.

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

The March 2025 Pre-Funded Warrants will be exercisable from the date of issuance until exercised in full. The March 2025 Pre-Funded Warrants, March 2025 Series A Warrants and March 2025 Series B Warrants may not be exercised to the extent that immediately following such exercise, the holder would beneficially own greater than 4.99% (or, at the election of the holder, greater than 9.99%) of the Company’s outstanding common stock.

In connection with the March 2025 Private Placement, the Company issued 3,077,270 shares of common stock, 19,650,000 shares of March 2025 Pre-Funded Warrants in lieu thereof, and accompanying 22,727,270 March 2025 Series A Warrants and 22,727,270 March 2025 Series B Warrants in consideration of new capital subscriptions. In addition, the Company issued 992,468 shares of common stock, 4,322,400 March 2025 Pre-Funded Warrants in lieu thereof, and accompanying 5,314,870 March 2025 Series A Warrants and 5,314,870 March 2025 Series B Warrants, were issued in exchange for the cancelation of approximately $3.2 million in aggregate principal amount of the Exchange Notes.

The Company evaluated the terms of the February 2025 Warrants, March 2025 Series A Warrants and March 2025 Series B Warrants under authoritative guidance and concluded that each of the instruments should be accounted for as a liability instrument at fair value at issuance and each subsequent balance sheet date until settlement, with changes in the fair value recorded in the condensed consolidated statement of operations. The March 2025 Pre-Funded Warrants meet the criteria to be recorded as equity in the Company's condensed consolidated balance sheet.

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

In connection with the March 2025 Private Placement transaction, the Company entered into a registration rights agreement with the March 2025 Private Placement Purchasers (the “Registration Rights Agreement”). In accordance with the Registration Rights Agreement, the Company is required to file a registration statement to register the common stock, pre-funded warrants and warrants issued in connection with the March 2025 Private Placement. If the Company fails to do so within certain specified criteria, the Company could be obligated to pay 1% (and up to 6% under certain circumstances) of proceeds raised as liquidated damages to the March 2025 Private Placement Purchasers. The Company recorded no liability as of June 30, 2025 for such potential liquidated damages payment.

On May 2, 2025, the Company’s stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants, and an amendment to the Company’s Certificate of Incorporation, as amended, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2025 Series B Warrants were both reset on May 19, 2025 to $0.4373 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 21,482,492 shares of common stock The liability classified March 2025 Series B Warrants were remeasured immediately prior to exercise, which resulted in a $3.8 million gain on change in fair value for the three and six months ended June 30, 2025, and a $0.8 million credit to additional paid-in capital.

Letter Agreement

On June 17, 2025, the Company and the March 2025 Private Placement Purchasers entered into a letter agreement (the “Letter Agreement”) with each of the March 2025 Private Placement Purchasers in an effort to, among other items, minimize the dilutive impact of the March 2025 Private Placement. The Letter Agreement extinguished the March 2025 Series A Warrants, modified the March 2025 Series B Warrants, and provided for the return and cancellation of Private Placement Shares and Pre-Funded Warrants, as further discussed in the following paragraphs.

As part of the Letter Agreement, all March 2025 Series A Warrants were cancelled. As of March 31, 2025, the fair value of the March 2025 Series A Warrant liability was $5.0 million. On June 17, 2025, the March 2025 Series A Warrants were immediately remeasured to fair value prior to their cancellation, which resulted in a $2.7 million gain on change in fair value attributable to the March 2025 Series A Warrants for the three and six months ended June 30, 2025. The extinguishment of the March 2025 Series A Warrants was recognized as a $2.3 million capital contribution and recorded to additional paid-in capital, as the extinguishment was deemed equivalent to a capital contribution by existing shareholders of the Company.

As part of the same transaction, the March 2025 Series B Warrants were amended (the "Amended March 2025 Series B Warrants"), to (a) reduce the overall number of March 2025 Series B Warrant Shares issuable upon exercise of the Series B Warrants to an aggregate of up to 35,536,380 Series B Warrant Shares, (b) reduce the alternative cashless exercise ratio in such March 2025 Series B Warrants from 3:1 to 1:1, (c) remove provisions contained in the March 2025 Series B Warrants that would otherwise reduce the Company’s stockholders’ equity, and (d) reset the exercise price of the Amended March 2025 Series B Warrants back to $1.98 per share. As a result of the Letter Agreement, the Amended March 2025 Series B Warrants no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, resulting in a reclassification from liability to equity. Immediately prior to reclassification, the March 2025 Series B Warrant liability was remeasured, and $4.5 million was recognized as a capital contribution and recorded to additional paid-in capital, as the modification of the March 2025 Series B Warrants was deemed equivalent to a capital contribution by existing shareholders of the Company. The remeasured fair value of the March 2025 Series B warrant liability, in the amount of $11.0 million was reclassified to equity. After the June 17, 2025 modification, 34,794,540 of the Amended March 2025 Series B Warrants were cashless exercised resulting in the issuance of 34,794,540 shares of common stock.

Lastly, in conjunction with the Letter Agreement, each of the March 2025 Private Placement Purchasers agreed to return an aggregate of 12,241,986 Private Placement Shares and Pre-Funded Warrants issuable for an aggregate of 10,633,650 Pre-Funded Warrant Shares, held by them as of the date of the Letter Agreement, upon request of the Company (the "Letter Agreement Repurchase Option"), which were issued pursuant to the March 2025 Private Placement Purchase Agreement for a value of $0.66 per Private Placement Share and $0.659 per Pre-Funded Warrant. In exchange therefor, the Company agreed to repay the March 2025 Private Placement Purchasers holding such securities 115% of such value, using 90% of the proceeds from any capital raised by the Company subsequent to July 1, 2025. The Company and each of the March 2025 Private Placement Purchasers also agreed to waive any restrictions on subsequent equity sales and variable rate transactions contained in March 2025 Private Placement Purchase Agreement to allow for such repayment. As of June 30, 2025, the Company had not elected to repurchase any shares from the March 2025 Private Placement Purchasers under the terms of the Letter Agreement and therefore, there is no liability recorded as of June 30, 2025 related to this Letter Agreement Repurchase Option.

First Amendment to the February 2025 SPEA

In connection with entering into the March 2025 SPA, the Company entered into that certain First Amendment to the February 2025 SPEA (the “First Amendment”). The February 2025 SPEA included certain limitations and restrictions on the Company’s ability to issue securities and provided the investors with participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “New Financing Restrictions”). Pursuant to the First Amendment, subject to consummation of the March 2025 Private Placement, the Company agreed to repurchase from the Investors $3.4 million in principal amount of the Company’s Funding Notes and accrued interest, along with the February 2025 Warrants issued pursuant to the February 2025 SPEA for an aggregate purchase price of $4.2 million. In exchange for the repurchase by the Company of the Funding Notes and SPEA Warrants, the February 2025 Purchasers agreed to consent to the March 2025 Private Placement and eliminate the New Financing Restrictions.

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

The exercise price of May 2024 Series A Warrants and May 2024 Series B Warrants from the Initial Subscription is $1.772 per share from the Initial Subscription and $1.908 per share from the Additional Subscription, provided that the exercise price for the May 2024 Series A Warrants and May 2024 Series B Warrants issued to the Company Insiders is $1.79 per share. Subject to certain ownership limitations, the May 2024 Series A Warrants will be exercisable until May 9, 2029, which is the five-year anniversary of issuance. Subject to certain ownership limitations, the May 2024 Series B Warrants will be exercisable until May 9, 2029. The May 2024 Pre-Funded Warrant will not expire until exercised in full.

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

Lincoln Park Purchase Agreement

On June 17, 2025, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park committed to purchase up to $50.0 million of shares of the Company’s common stock, $0.001 par value per share. Such sales of common stock by the Company are subject to certain limitations and conditions set forth in the Lincoln Park Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement (a "Lincoln Park Registration Statement"). On June 23, 2025, the initial Lincoln Park Registration Statement was declared effective to cover the resale of up to 17,000,000 shares reserved for issuance and sale under the Lincoln Park Purchase Agreement.

Under the Lincoln Park Purchase Agreement, on any business day selected by the Company over the 36-month period commencing on June 23, 2025 (the "Purchase Date"), the Company may direct Lincoln Park to purchase up to 300,000 shares of common stock on such Purchase Date, so long as the closing stock price on The Nasdaq Capital Market is not below $0.10 on the applicable Purchase Date (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 400,000 shares, if the closing sale price per share of the common stock on The Nasdaq Capital Market is not below $0.50 on the applicable Purchase Date; and (ii) a Regular Purchase may be increased to up to 500,000 shares, if the closing sale price per share of the common stock on The Nasdaq Capital Market is not below $0.75 on the applicable Purchase Date. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1.0 million. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement. The purchase price per share for each such Regular Purchase will be 97% of the lesser of: (i) the lowest sale price for the common stock on The Nasdaq Capital Market on the date of sale, and (ii) the average of the three lowest closing sale prices for the common stock on The Nasdaq Capital Market during the 10 consecutive business days ending on the business day immediately preceding the purchase date.

The Company also has the right to direct Lincoln Park, on any business day on which the Company has properly submitted a Regular Purchase notice for the maximum amount the Company is then permitted to sell to Lincoln Park in such Regular Purchase, to purchase an additional amount of the common stock (an “Accelerated Purchase”) of additional shares based on criteria established in the Lincoln Park Purchase Agreement. The purchase price per share for each such Accelerated Purchase will be 96.5% of the lesser of: (i) the volume weighted average price ("VWAP") during a specific time window on the Accelerated Purchase date as defined in the Lincoln Park Purchase Agreement, and (ii) the closing sale price of the Company’s common stock on The Nasdaq Capital Market on the same Accelerated Purchase date.

In addition to the Regular Purchase and Accelerated Purchase, the Company can sell to Lincoln Park an additional amount of common stock (an "Additional Accelerated Purchases"), which can be initiated multiple times on the same Additional Accelerated Purchase date. The purchase price per share for each such Additional Accelerated Purchase will be 96.5% of the lesser of: (i) the VWAP during a specific time windows on the Additional Accelerated Purchase date as defined in the Lincoln Park Purchase Agreement, and (ii) the closing sale price of the Company’s common stock on The Nasdaq Capital Market on the same Additional Accelerated Purchase date.

The sales of shares of common stock to Lincoln Park through a Regular Purchase, an Accelerated Purchase and an Additional Accelerated Purchases, depend upon a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds under the Lincoln Park Purchase Agreement to the Company depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park.

In accordance with the Lincoln Park Purchase Agreement, the Company is required to pay Lincoln Park an initial commitment fee of $0.5 million, which it may elect to pay in cash or shares of its common stock, or a combination of cash and shares of its common stock. The initial commitment fee will be recorded as a financing commitment when paid, and subsequently allocated to the issuance of shares in future sales of common stock under the Lincoln Park Purchase Agreement. The Company has agreed to pay an additional commitment fee of $0.5 million, which it may elect to pay in cash or shares of its common stock, or a combination of cash and shares of its common stock, upon receipt of $25.0 million aggregate gross proceeds from sales of common stock to Lincoln Park under the Lincoln Park Purchase Agreement.

As of June 30, 2025, the Company issued 10,187,000 shares under the Lincoln Park Purchase Agreement for gross proceeds of approximately $2.8 million. The Company incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement.

Outstanding Warrants

During the six months ended June 30, 2025, 15,552,080 of Pre-Funded Warrants and 497,824 of May 2024 Series B Warrants were exercised. As of June 30, 2025, the Company had the following warrants outstanding:

June 30, 2025
May 2024 Series A Warrants	48,285
May 2024 Series B Warrants	3,093,708
March 2025 Series B Warrants	741,840
March 2025 Pre-Funded Warrants	10,676,486
Total	14,560,319

One share of common stock is issuable for each warrant upon exercise.

13. Stock-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of June 30, 2025, there were 76,025 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 236,667 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of June 30, 2025, there were 47,742 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of activity for the six months ended June 30, 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	598,540	$7.08	9.00	$—
Granted	707,088	$1.16	—	$—
Cancelled/forfeited	(75,356)	$5.32	—	$—
Balance as of June 30, 2025	1,230,272	$3.79	9.13	$—
Vested and expected to vest at June 30, 2025	1,138,602	$3.96	9.10	$—
Exercisable at June 30, 2025	308,724	$10.96	8.29	$—

As of June 30, 2025, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $0.9 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.82 years.

14. Segment Information

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development
Clinical, development and licensing expenses	$535	$1,272	$1,336	$2,676
Personnel related expenses	416	837	882	1,629
Professional fees	128	316	346	582
Facility and other overhead expenses	167	348	438	649
Total research and development	1,246	2,773	3,002	5,536
General and administrative
Personnel related expenses	965	700	1,949	1,348
Professional expenses	397	1,130	2,003	2,300
Facility and other overhead expenses	320	373	569	768
Total general and administrative	$1,682	$2,203	$4,521	$4,416

15. Subsequent Events

Support Letters

On July 11, 2025, the Company and certain March 2025 Private Placement Purchasers party to the Letter Agreement entered into that certain letter of support (the “Support Letters”) to modify certain portions of the Letter Agreement as between the Company and each of such March 2025 Private Placement Purchasers. In the event that the Company reasonably believes that, within the 30 days (the “Modification Period”) prior to the end of any fiscal quarter, the Company will have stockholders’ equity in an amount below $3.0 million as of the end of such fiscal quarter (the “Potential Equity Deficiency”), the Subsequent Financing Percentage (as defined in the Letter Agreement) shall be modified from 90% to 50% for any Subsequent Financing (as defined in the Letter Agreement) that occurs during the Modification Period pursuant to the Lincoln Park Purchase Agreement. Upon the end of the Modification Period, the Subsequent Financing Percentage shall be reverted to 90%, and such percentage shall apply to all Subsequent Financings, including all Subsequent Financings pursuant to the Lincoln Park Purchase Agreement. In the event the Company desires to trigger the modification of the Subsequent Financing Percentage, the Company agrees to supply the purchaser who executed a Support Letter with a pro forma balance sheet to evidence its reasonable belief of the Potential Equity Deficiency approximately 30 days prior to each end of fiscal quarter once the books for prior months are closed. The Company also agreed to make a cash payment of $0.3 million (or such lesser amount if a lesser amount is required for such purchaser to have received its Maximum Amount (as defined in the Letter Agreement) in cash after giving effect to such payment) to such purchaser. Such payment counts as cash received by the purchaser towards its Maximum Amount. Each Support Letter also grants the purchaser party to the letter a participation right in certain future financings of the Company for a period of 12 months.

Nasdaq Panel Decision

On July 22, 2025, the Panel issued the July 2025 Decision granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with (1) the Minimum Stockholders’ Equity Requirement pursuant to Listing Rule 5550 (b)(1) by August 14, 2025 by filing a timely public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance of the Minimum Stockholders’ Equity Requirement, and by providing an indication of its equity following those transactions, with the option by including in the public filing a balance sheet not older than 60 days with pro forma adjustments for any significant transactions or events occurring on or before the report date; and (2) the Minimum Bid Requirement by September 8, 2025.

CPRIT Grant Advance

On July 23, 2025, the Company received notice of an advance payment of $1.6 million from CPRIT. On July 31, 2025, the Company received the $1.6 million payment.

Lincoln Park Purchase Agreement

Between July 1, 2025 and August 13, 2025, the Company has issued 2,000,000 shares of common stock under the Lincoln Park Purchase Agreement for cash proceeds of $1.1 million.

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

Our lead radiotherapeutic candidate, REYOBIQ (rhenium (186Re) obisbemeda), is designed specifically for CNS cancers including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”) by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. Our acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”), is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

On April 26, 2024, we acquired all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio known as the CNSide Platform from Biocept, Inc. (“Biocept”), which is currently being utilized in the ReSPECT-LM clinical trial funded by the Cancer Prevention and Research Institute of Texas (“CPRIT”). In connection with our business plan for developing the CNSide Platform, we formed CNSide Diagnostics, LLC (“CNSide Diagnostics”), a wholly owned subsidiary of the Company, and our board of directors appointed a board of managers for CNSide Diagnostics. We are planning for the CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”), which is a laboratory developed test (“LDT”), to be re-introduced to the U.S. market starting in the second half of 2025 after we complete a number of steps related to certifications, state licensure, payor coverages, reimbursement codes and financing.

In March 2025, we moved our headquarters to Houston, Texas, in proximity to world-class cancer institutions and researchers.

Pipeline

Our most advanced investigational drug, REYOBIQ, is a patented radiotherapy potentially useful for patients with CNS and other cancers. We announced in March 2025 that the U.S. Food and Drug Administration (“FDA”) conditionally accepted the proprietary name REYOBIQ to be used by us for our proprietary rhenium (186Re) obisbemeda. Preclinical study data describing the use of REYOBIQ for several cancer targets have been published in peer-reviewed journals and reported at a variety of medical society peer-reviewed meetings. Besides GBM, LM and PBC, REYOBIQ has been reported to have potential applications for head and neck cancer, ovarian cancer, breast cancer and peritoneal metastases.

The REYOBIQ technology was part of a licensed radiotherapeutic portfolio that we acquired from NanoTx, Corp. (“NanoTx”) on May 7, 2020. The licensed radiotherapeutic has been evaluated in preclinical studies for several cancer targets and we have an active $3.0 million award from U.S. National Institutes of Health/National Cancer Institute which is expected to provide financial support for the continued clinical development of REYOBIQ for recurrent GBM through the completion of a Phase 2 clinical trial, including enrollment of up to 55 patients.

On August 29, 2022, we announced feedback from a Type C meeting with the FDA regarding Chemistry, Manufacturing and Controls practices.

The FDA indicated agreement with our proposed application of cGMP guidance for radiotherapeutics, small molecule drug products and liposome drug products for REYOBIQ in support of ongoing and future GBM clinical trials, manufacturing scale up, and commercialization. Alignment with the FDA includes support of our proposed controls and release strategy for new drug substance and new drug product. Because this product is identical for recurrent GBM, LM, and PBC, we believe alignment will be consistent for REYOBIQ used in other clinical development programs, including LM and PBC.

REYOBIQ versus External Beam Radiation Therapy for Recurrent GBM

REYOBIQ is a novel injectable radiotherapy designed to deliver targeted, high dose radiation directly into GBM tumors in a safe, effective, and convenient manner that may ultimately prolong patient survival. REYOBIQ is composed of the radionuclide Rhenium-186 and a nanoliposomal carrier, and is infused in a highly targeted, controlled fashion, directly into the tumor via precision brain mapping and CED catheters. Potential benefits of REYOBIQ compared to standard external beam radiotherapy or external beam radiation therapy (“EBRT”) include:

•
The REYOBIQ radiation dose delivered to patients may be up to 20 times greater than what is possible with commonly used EBRT, which, unlike EBRT and proton beam devices, spares normal tissue and the brain from radiation exposure.
•
REYOBIQ can be visualized in real-time during administration, possibly giving clinicians better control of radiation dosing, distribution and retention.
•
REYOBIQ potentially more effectively treats a bulk tumor and microscopic disease that has already invaded healthy tissue.
•
REYOBIQ is infused directly into the targeted tumor by CED catheter insertion using MRI guided software to avoid critical patient neurological structures and neural pathways and also bypasses the blood brain barrier, which delivers the therapeutic product where it is needed. Importantly, it reduces radiation exposure to healthy cells, in contrast to EBRT, which passes through normal tissue to reach the tumor, continuing its path through the tumor, hence being less targeted and selective.
•
REYOBIQ is given during a single, short, in-patient hospital visit, and is available in all hospitals with nuclear medicine and neurosurgery, while EBRT requires out-patient visits five days a week for approximately four to six weeks.

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

While EBRT has been shown to be safe and has temporary efficacy in many malignancies including GBM, typically at absorbed, fractionated radiation dose of ~30 Gray in GBM, this maximum possible administered dose is always limited by toxicity to the normal tissues surrounding the malignancy and because EBRT requires fractionation to manage toxicity and maximum EBRT limits are typically reached before long-term efficacy reached. Because of this limitation, EBRT cannot provide a cure or long-term control of GBM and GBM always recurs within months after EBRT. In contrast, locally delivered and targeted radiopharmaceuticals that precisely deliver radiation in the form of beta particles such as Iodine-131 for thyroid cancer, are known to be safe and effective and minimize exposure to normal cells and tissues especially with optimal administered dose and minimizing exposure to normal tissue. The locally delivered REYOBIQ is designed for and provides patient tolerability and safety. Though no REYOBIQ head-to-head trial with chemo, immune, EBRT or systemic radiopharmaceutical products have been conducted, patient tolerability and safety considerations have been reported as expected.

In September 2020, the FDA granted both orphan drug designation and Fast Track designations to REYOBIQ for the treatment of patients with GBM.

REYOBIQ is under clinical investigation in a Phase 1/2 multicenter, sequential cohort, open-label, volume and dose escalation study (“ReSPECT-GBM”) of the safety, tolerability, and distribution of REYOBIQ given by CED catheters to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment. The trial is funded through Phase 2 in large part by a National Institute of Health/National Cancer Institute grant.

On January 18, 2023, we announced that the first patient was dosed in Phase 2 of the ReSPECT-GBM Phase 1/2 trial evaluating REYOBIQ for the treatment of recurrent GBM. Phase 2 of the trial is expected to enroll up to 34 total patients with small- to medium-sized tumors and is targeted for full enrollment by the end of 2025. We currently have four clinical sites, and expect a data read-out by the end of 2025.

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
•
REYOBIQ continues to show a favorable safety profile in the 42 enrolled patients; one dose-limiting toxicity (hemiplegia) has been reported, which was observed in Cohort 8 (41.5 mCi and 16.3 mL).
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

The ReSPECT-LM Phase 1 clinical trial (ClinicalTrials.gov NCT05034497) was preceded with preclinical studies in which tolerance to doses of REYOBIQ as high as 1,075 Gy were shown in animal models with LM without significant observed toxicity. Furthermore, treatment led to a marked reduction in tumor burden in both C6 and MDA-231 LM models.

Upon receiving acceptance of our Investigational New Drug application and Fast Track designation by the FDA for REYOBIQ for the treatment of LM in November 2021, we initiated the trial and began screening patients for the ReSPECT-LM Phase 1 clinical trial in the fourth quarter of 2021.

ReSPECT-LM is a multi-center, sequential cohort, open-label, dose escalation study evaluating the safety, tolerability, and efficacy of a single-dose application of REYOBIQ administered through intrathecal infusion to the ventricle of patients with LM after standard surgical, radiation, and/or chemotherapy treatment. The primary endpoint of the study is the incidence and severity of adverse events and dose limiting toxicities, together with determining the maximum tolerated and recommended Phase 2 dose. Full enrollment in the Phase 1 trial was achieved at the end of 2024, and we announced the trial completion on February 26, 2025. Trial closeout procedures are now taking place including final data review and monitoring, and a clinical study report and manuscript will be prepared.

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQ for the treatment of patients with LM through Phase 2 of the ReSPECT-LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of June 30, 2025, we had received approximately $12.4 million in milestone payments under the CPRIT Contract.

Interim results showed that a single treatment with REYOBIQ resulted in a consistent decreased cerebrospinal fluid (“CSF”) tumor cell count/ml and was tolerated by all LM patients. REYOBIQ is an outpatient administration and treatment and is easily and safely administered through a standard intraventricular catheter (Ommaya Reservoir), distributed promptly throughout the CSF, and with durable retention in the leptomeninges at least through day seven. All patients have shown well tolerated prompt and durable REYOBIQ distribution throughout the subarachnoid space.

In November 2023, the FDA granted orphan drug designation to REYOBIQ for the treatment of patients with breast cancer with LM.

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

On June 30, 2025, we announced the initiation of the ReSPECT-LM dose optimization trial for REYOBIQ for the treatment of LM and on July 8, 2025 announced successfully treating the initial patients.

In March 2025, the FDA granted orphan drug designation to REYOBIQ for the treatment of LM in patients with lung cancer.

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

In August 2021, we announced plans for treating pediatric brain cancer at the 2021 American Association of Neurological Surgeons Annual Scientific Meeting. In July 2021, we reported that we received FDA feedback pertaining to a pre-Investigational New Drug Application (“IND”) meeting briefing package in which the FDA stated that we are not required to perform any additional preclinical or toxicology studies.

Given the initial FDA feedback, receipt of adult GBM data and experience with REYOBIQ and follow-up communications with the FDA, we submitted a pediatric brain tumor IND for our ReSPECT-PBC clinical trial to investigate the use of REYOBIQ in two pediatric brain cancers, high-grade glioma and ependymoma, in the fourth quarter of 2024.

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

On June 25, 2025, we announced that the FDA cleared its Investigational New Drug ("IND") application (No. 168178) for REYOBIQ for the treatment of pediatric patients with supratentorial recurrent, refractory, or progressive high-grade glioma ("HGG") and ependymoma. The Phase 1/2a trial is a two-part, single-arm, prospective study aimed at determining the maximum tolerated dose ("MTD"), safety, and tolerability of REYOBIQ in pediatric patients aged 6 to 21 years (with consideration for patients up to 25 years on a case-by-case basis).

Key elements of the trial design include:

•
Phase 1a/b (dose escalation): This phase will enroll an estimated 24 patients using a modified 3+3 dose escalation scheme to establish the MTD and recommended Phase 2 dose ("RP2D"). Safety assessment and alignment with the FDA will occur at defined intervals.
•
Phase 2a: This phase will enroll approximately 32 patients (12 with ependymoma and 20 with HGG) at the RP2D to assess efficacy.

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

The CNSide FORESEE Trial

The CNSide Platform consists of four LDTs used for treatment selection and treatment monitoring of patients with LM. The CNSide Platform facilitates tumor cell detection/enumeration and biomarker identification using cellular assays (immunocytochemistry (ICC) and fluorescence in situ hybridization (FISH)) and molecular assays (next-generation sequencing (NGS)). The CNSide Test is currently being used in the ReSPECT-LM trial as an exploratory endpoint.

Since acquiring the CNSide Platform in 2024, we have established infrastructure to support a scalable and centralized testing laboratory in Houston, TX that will service the U.S. market. We have been executing on our commercial market access strategy, which includes prioritized state licensure, proprietary reimbursement codes, commercial and government payor coverage, and value-based pricing to optimize revenue. We anticipate introducing the CNSide Platform first in Texas in the second half of 2025, followed rapidly by expansion into additional states in late 2025 and 2026. In parallel, additional expanded CNS testing capabilities are also expected to roll out over the next year.

When the CNSide CSF Assay Platform was previously commercially available, market acceptance and adoption were widespread, with several national and regional commercial payor agreements in place and the test in regular use at major cancer centers across the U.S. We are now in contact with the legacy payors and healthcare providers in anticipation of the planned 2025 launch, and later this year will be expanding those contacts to support a 50-state strategy. Finally, we have hired experienced leadership with expertise in the development and commercialization of clinical diagnostic technologies on a large scale.

In August 2024, data from the CNSide FORESEE clinical trial in patients with LM was presented at the Society for Neuro-Oncology (“SNO”) / American Society for Clinical Oncology (“ASCO”) CNS Metastases Conference. The trial met its key primary and secondary endpoints and the data showed that the CNSide Test more than doubled the diagnostic sensitivity versus gold standard cerebrospinal fluid cytology and influenced clinical management decisions in over 90% of LM cases.

On November 24, 2024, CNSide Diagnostics presented data at the 2024 SNO Annual Meeting from the FORESEE trial showcasing the CNSide Platform’s utility in diagnosing and guiding clinical decision making for breast cancer and non-small cell lung cancer patients with LM.

Key highlights included:

•
The FORESEE trial achieved its primary endpoint, demonstrating that the CNSide Test influenced treatment decisions in over 90% of cases evaluated, surpassing the predetermined 20% primary endpoint target.
•
The CNSide Test demonstrated enhanced sensitivity in detecting tumor cells (80%) vs. CSF cytology (29%) in patients with LM.
•
The CNSide Test identified actionable mutations in the CSF, such as HER2 amplification, influencing 24% of therapeutic selection decisions.
•
The CNSide Test exhibited high specificity, with no tumor cells detected in patients without LM.
•
The CNSide Test demonstrated improved Negative Predictive Value in ruling out LM (25%) vs. CSF cytology (10%).
•
The CNSide Test revealed HER2 positivity in LM tumors in 60% of breast cancer patients with HER2-negative primary tumors, informing physician treatment strategies.

Recent Developments

Recent Financings

Refer to the “Liquidity and Capital Resources” section below for information on our recent financings.

Manufacturing agreement with SpectronRX

On November 5, 2024, we entered into a manufacturing services agreement for drug product development and manufacturing (the “SpectronRx Services Agreement”) with NukeMed, Inc. d/b/a SpectronRx (“SpectronRx”), pursuant to which SpectronRx will process development and manufacturing clinical investigational pharmaceutical products to support our clinical programs. Pursuant to the SpectronRx Services Agreement, an initial proposal for drug product development and manufacturing under the SpectronRx Services Agreement is expected to become effective in the first half of 2026.

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

Results of Operations

Grant Revenue

We recognized $1.4 million and $1.3 million, and $2.5 million and $3.0 million of grant revenue during the three and six months ended June 30, 2025 and 2024, respectively, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, pre-clinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,249	$2,753	$2,998	$5,499
Share-based compensation	(3)	20	4	37
Total research and development expenses	$1,246	$2,773	$3,002	$5,536

Research and development expenses decreased by approximately $1.5 million during the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was due primarily to a reduction of $0.5 million in licensing expense, a decrease of $0.4 million in employee compensation expense, a decrease of $0.4 million in clinical expenses, a decrease of $0.2 million in professional research and development services, a decrease of $0.1 million in depreciation expense, and a decrease of $0.1 million in travel and other expenses, partially offset by an increase of approximately $0.2 million in legal and development expense.

Research and development expense decreased by approximately $2.5 million during the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was due primarily to a decrease of $1.2 million in clinical expenses, a decrease of $0.8 million of compensation expense, a decrease of $0.2 million in professional services, a decrease of $0.2 million in licensing expense, and a decrease of $0.2 million in depreciation, rent, and other expenses, partially offset by $0.1 million increase to development and other expenses.

We expect aggregate research and development expenses to increase during the remainder of 2025 as compared to the corresponding comparable period in 2024 as we commence the ReSPECT-LM dose optimization trial for REYOBIQ and prepare for the launch of CNSide Diagnostic.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$1,527	$2,072	$4,225	$4,156
Share-based compensation	155	131	296	260
Total general and administrative expenses	$1,682	$2,203	$4,521	$4,416

General and administrative expenses decreased by $0.5 million during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to a decrease of $0.7 million in legal and professional services, and a decrease of $0.1 million in other expenses, partially offset by an increase of $0.3 million in compensation expense.

General and administrative expenses increased $0.1 million during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase of $0.6 million in compensation expense, partially offset by a decrease of $0.3 million in legal and professional services, and a decrease of $0.2 million in travel, depreciation expense, and other expenses.

We expect general and administrative expenditures to increase during the remainder of 2025 as compared to the corresponding comparable period in 2024 as we work towards the commercial launch of CNSide, which will require an increase in administrative and sales headcount.

Stock-based compensation expense

Stock-based compensation expense includes charges related to stock options issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our stock-based compensation expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$(3)	$20	$4	$37
General and administrative	155	131	296	260
Total share-based compensation	$152	$151	$300	$297

Our share-based compensation expenses, which are impacted by grants of share-based options, vesting schedule of such grants, as well as grant-date fair value of share-based awards, remained consistent for the three and six months ended June 30, 2025 and 2024.

Financing items

The following table summarizes non-operating income and expenses for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$27	$67	$28	$139
Interest expense	—	(27)	(548)	(61)
Financing expenses	150	(3,545)	(3,061)	(3,545)
Change in fair value of derivative instruments	6,512	4,694	(2,631)	4,694
Warrant issuance costs	—	(432)	(964)	(432)
Total	$6,689	$757	$(7,176)	$795

The decrease in interest expense for the three months ended June 30, 2025 as compared to the same period in 2024 was due to the January 2025 payoff of the Pershing Credit Facility. The increase in the fair value of the derivative instruments for the three months ended June 30, 2025 as compared to the same period in 2024 was due to the March 2025 Private Placement and May 2024 Private Placement and accompanying warrants issued in both financings. The decrease in warrant issuance costs for the three months ended June 30, 2025 as compared to the same period in 2024, was due to warrant issuance costs related to the May 2024 Private Placement. The decrease in financing expense for the three months ended June 30, 2025 as compared to the same period in 2024 was due to the reversal of offering costs related to the March 2025 Private Placement.

The increase in interest expense for the six months ended June 30, 2025 as compared to the same period in 2024 was due to interest expenses incurred in connection with the Funding Notes and Exchange Notes issued in February 2025, offset by the January 2025 payoff of the Pershing Credit Facility. The decrease in the fair value of the derivative instruments for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to the March 2025 Private Placement (specifically the liability classified March 2025 Series B Warrants, which were remeasured immediately prior to exercise, before being reclassified as equity), offset by the May 2024 Private Placement (specifically the May 2024 Series A Warrants and May 2024 Series B Warrants, which were initially classified as liabilities before being reclassified as equity). The increase in the warrant issuance costs for the six months ended June 30, 2025 as compared to the same period in 2024 was due to the warrant issuance costs from the March 2025 Private Placement and May 2024 Private Placement. The decrease in financing expense for the six months ended June 30, 2025 as compared to the same period in 2024 was due to the March 2025 PIPE and May 2024 PIPE transactions.

Interest income decreased for the three and six months ended June 30, 2025 compared with the same period in 2024 primarily due to lower average cash and investment balances during the three and six months ended June 30, 2025, accreted income on our available-for-sale securities in 2024, and a higher interest rate environment in 2024.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$2,233	$76

Current assets	$9,214	$5,259
Current liabilities	7,316	15,551
Working capital	$1,898	$(10,292)

We incurred net losses of $12.3 million for the six months ended June 30, 2025. We have an accumulated deficit of $505.7 million as of June 30, 2025. Additionally, we used net cash of $12.0 million to fund our operating activities for the six months ended June 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern.

To date, our operating losses have been funded primarily from outside sources of invested capital, from issuance of our common and preferred equity, proceeds from our now-repaid in full term loan with Oxford Finance, LLC (“Oxford”), our line of credit facility with Pershing LLC and grant funding. We have had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations, and commercialize the CNSide Test. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material and adverse impact on our operations and ability to satisfy our obligations.

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

March 2025 Private Placement

On March 4, 2025, we entered into a securities purchase agreement (the “March 2025 Purchase Agreement”) with accredited investors, including certain of our existing stockholders, identified on the signature page thereto (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”) for gross proceeds of approximately $15.0 million. Pursuant to the March 2025 Purchase Agreement, we issued an aggregate of 4,069,738 shares (the “March 2025 Private Placement Shares”) of our common stock and 23,972,400 Pre-Funded Warrants, with each March 2025 Private Placement Share or Pre-Funded Warrant accompanied by (i) a Series A common warrant (the “March 2025 Series A Warrants”) to purchase one share of common stock and (ii) one Series B common warrant (the “March 2025 Series B Warrants”) to purchase one share of common stock.

The combined purchase price of $0.66 for each March 2025 Private Placement Share or $0.659 for each Pre-Funded Warrant in the March 2025 Private Placement, together with one accompanying March 2025 Series A Warrant and one accompanying March 2025 Series B Warrant, represented the applicable “Minimum Price” in accordance with Listing Rule 5635(d) of Nasdaq.

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

Of the securities issued in the March 2025 Private Placement, 3,077,270 shares of Common Stock, 19,650,000 shares of March 2025 Pre-Funded Warrants in lieu thereof, and the accompanying 22,727,270 March 2025 Series A Warrants and 22,727,270 March 2025 Series B Warrants, were issued in consideration of new capital subscriptions, and 992,468 shares of Common Stock, 4,322,400 March

2025 Pre-Funded Warrants in lieu thereof, and the accompanying 5,314,870 March 2025 Series A Warrants and 5,314,870 March 2025 Series B Warrants, were issued in exchange for the cancelation of the Exchange Notes.

The March 2025 Private Placement closed on March 7, 2025. The aggregate gross proceeds at the closing were approximately $15.0 million, before deducting $1.4 million of expenses payable by us.

On May 2, 2025, our stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants and an amendment of our Certificate of Incorporation, as amended, to increase the authorized share capital to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2023 Series B Warrants were reset on May 19, 2025 to $0.4373 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 21,482,492 shares of common stock. The liability classified March 2025 Series B Warrants were remeasured immediately prior to exercise, which resulted in a $3.8 million gain on the change in fair value for the three and six months ended June 30, 2025, and a $0.8 million credit to additional paid-in-capital.

Letter Agreement

On June 17, 2025, the Company and the Purchasers entered into a letter agreement (the “Letter Agreement”) with each of the Purchasers in an effort to, among other items, minimize the dilutive impact of the March 2025 Private Placement. The Letter Agreement extinguished the March 2025 Series A Warrants, modified the March 2025 Series B Warrants, and provided for the return of Private Placement Shares and Pre-Funded Warrants, as further discussed in the following paragraphs.

As part of the Letter Agreement, all March 2025 Series A Warrants were cancelled, which resulted in a $2.7 million gain on change in fair value recorded as capital contribution to additional paid-in capital, as the extinguishment was deemed equivalent to a capital contribution by existing shareholders of the Company.

As part of the same transaction, the March 2025 Series B Warrants were amended ("Amended March 2025 Series B Warrants"), to (a) reduce the overall number of March 2025 Series B Warrant Shares issuable upon exercise of the Series B Warrants to an aggregate of up to 35,536,380 Series B Warrant Shares, (b) reduce the alternative cashless exercise ratio in such March 2025 Series B Warrants from 3:1 to 1:1, and (c) remove provisions contained in the March 2025 Series B Warrants that would otherwise reduce the Company’s stockholders’ equity. As a result of the Letter Agreement, the Amended March 2025 Series B Warrants no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, and the fair value of the warrant liability, in the amount of $11.0 million was reclassified to equity. Immediately prior to reclassification, the March 2025 Series B Warrant liability was remeasured, and $4.5 million was recorded as a capital contribution to additional paid-in capital, as the modification of the March 2025 Series B Warrants was deemed equivalent to a capital contribution by existing shareholders of the Company. After the June 17, 2025 modification, 34,794,54 Amended March 2025 Series B Warrants were cashless exercised.

Lastly, in conjunction with the Letter Agreement, each of the March 2025 Private Placement Purchasers agreed to return an aggregate of 12,241,986 Private Placement Shares and Pre-Funded Warrants issuable for an aggregate of 10,633,650 Pre-Funded Warrant Shares, held by them as of the date of the Letter Agreement, upon request of the Company (the "Letter Agreement Repurchase Option"), which were issued pursuant to the March 2025 Private Placement Purchase Agreement for a value of $0.66 per Private Placement Share and $0.659 per Pre-Funded Warrant. In exchange therefor, the Company agreed to repay the March 2025 Private Placement Purchasers holding such securities 115% of such value, using 90% of the proceeds from any capital raised by the Company subsequent to July 1, 2025. The Company and each of the March 2025 Private Placement Purchasers also agreed to waive any restrictions on subsequent equity sales and variable rate transactions contained in March 2025 Private Placement Purchase Agreement to allow for such repayment. As of June 30, 2025, the Company had not elected to repurchase any shares from the March 2025 Private Placement Purchasers under the terms of the Letter Agreement and therefore, there is no liability recorded as of June 30, 2025 related to this Letter Agreement Repurchase Option.

First Amendment to the February 2025 SPEA

In connection with the March 2025 Purchase Agreement, we entered into that certain First Amendment to the February 2025 SPEA (the “First Amendment”). The February 2025 SPEA included certain limitations and restrictions on our ability to issue securities and provided the investors participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “New Financing Restrictions”). Pursuant to the First Amendment, subject to consummation of the March 2025 Private Placement, we agreed to repurchase from the Investors $3.4 million in principal amount of the Funding Notes and accrued interest, along with the February 2025 Warrants issued pursuant to the February 2025 SPEA for an aggregate purchase price of $4.2 million. In exchange for the repurchase by us of the Funding Notes and February 2025 SPEA Warrants, the February 2025 Purchasers agreed to consent to the March 2025 Private Placement and eliminate the New Financing Restrictions.

May 2024 Private Placement

In May 2024, we entered into a securities purchase agreement (the “May 2024 Purchase Agreement”), which was subsequently amended, with certain investors, including certain of the our directors and executive officers (the “May 2024 Private Placement Purchasers”), whereby we issued and sold in a private placement (the “May 2024 Private Placement”): (i) 3,591,532 shares of common stock or, at the election of each investor, Pre-Funded warrants (“May 2024 Pre-Funded Warrants”) to purchase shares of common stock exercisable immediately at an exercise price of $0.001 per share. Each share or May 2024 Pre-Funded Warrant was accompanied by (i) a Series A common warrant (“May 2024 Series A Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 Series A Warrants, and (ii) one Series B common warrant (“May 2024 Series B Warrants”) to purchase one share of common stock, for an aggregate of 3,591,532 May 2024 Series B Warrants. At the closing of the May 2024 Private Placement, we received net proceeds of approximately $7.3 million.

Lincoln Park Purchase Agreement

On June 17, 2025, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement pursuant to which Lincoln Park Capital Fund (“Lincoln Park”) committed to purchase up to $50.0 million of shares of our common stock. Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of shares of our common stock. Sales of common stock by us are subject to certain limitations, and can occur from time to time, at our sole discretion, over the 36-month period commencing on June 23, 2025, subject to the satisfaction of certain conditions. Actual sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and our determinations as to the appropriate sources of funding for the Company and its operations. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the Lincoln Park Purchase Agreement,

On June 23, 2025, a registration statement (the “Registration Rights Agreement”) was declared effective covering the resale of up to 17,000,000 shares of our common stock. In accordance with the Lincoln Park Purchase Agreement, we are required to pay Lincoln Park an initial commitment fee of $0.5 million, which we may elect to pay in cash or shares of its common stock, or a combination of cash and shares of common stock, due between July 1, 2025 and August 8, 2025. An additional commitment fee of $0.5 million will be paid in cash or shares of common stock, or a combination of cash and shares of common stock, if and when we sell over $25.0 million of our common stock under the Lincoln Park Purchase Agreement.

As of June 30, 2025, we issued 10,187,000 shares under the Lincoln Park Purchase Agreement for gross proceeds of approximately $2.8 million. The Company incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement.

CPRIT Grant

On September 19, 2022, we entered into the CPRIT Contract, pursuant to which CPRIT will provide us with the CPRIT Grant of $17.6 million subject to the terms of the CPRIT Contract, to fund approximately two-thirds of the continued development of REYOBIQ for the treatment of patients with LM. We recognized $1.4 million, $5.8 million, $4.9 million and $0.2 million of grant revenue during the six months ended June 30, 2025, years ended December 31, 2024, 2023 and 2022, respectively, all of which has been received. The amounts recognized represents CPRIT’s share of the costs incurred for our REYOBIQ development for the treatment of patients with LM. As of June 30, 2025, we had no deferred grant liability related to the CPRIT Grant.

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

On September 5, 2024, Nasdaq notified us that we had not regained compliance with Nasdaq Listing Rule 5550(b)(1). We requested a hearing before the Nasdaq hearing panel and on October 30, 2024, we received a decision from the panel, notifying us that we had until March 4, 2025 to demonstrate compliance with the Minimum Stockholders’ Equity Requirement.

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

If we do not achieve compliance with the Minimum Bid Requirement by November 12, 2025, we may be eligible for an additional 180 calendar days to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of its intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. In the event we receive notice that its common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Staff.

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

On May 21, 2025, we received a notice from the Staff that, as a result of our delay in filing our Quarterly Report on Form 10-Q for the period ended March 31, 2025, we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission (the “SEC”).

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

On June 3, 2025, the Company received a letter from the Staff stating that the Company had regained compliance with the Rule 5250(c)(1) due to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2025 with the SEC on May 30, 2025.

On June 3, 2025, the Staff notified the Company that it was not in compliance with the Minimum Stockholders’ Equity Requirement (the “June 3 Letter”). The Company reported stockholders’ equity (deficit) of ($23,641,000) in its Quarterly Report on Form 10-Q for the period ended March 31, 2025, and, as a result, did not satisfy the Minimum Stockholders’ Equity Requirement pursuant to Listing Rule 5550(b)(1). As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company timely requested a hearing, which hearing took place as scheduled on July 15, 2025.

On July 22, 2025, the Panel issued a decision (the “July 2025 Decision”) granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with (1) the Minimum Stockholders’ Equity Requirement pursuant to Listing Rule 5550 (b)(1) by August 14, 2025 by filing a timely public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance of the Minimum Stockholders’ Equity Requirement, and by providing an indication of its equity following those transactions, with the option by including in the public filing a balance sheet not older than 60 days with pro forma adjustments for any significant transactions or events occurring on or before the report date; and (2) the Minimum Bid Requirement by September 8, 2025.

There can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders’ Equity Requirement or the Minimum Bid Requirement.

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

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2025 and 2024 is summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(11,970)	$(5,663)
Net cash used in investing activities	(1,074)	(4,166)
Net cash provided by financing activities	15,201	6,187
Net decrease in cash and cash equivalents	$2,157	$(3,642)

Material Cash Obligations

Under the CPRIT Contract, we receive matching funds for approximately two-thirds of the development costs for the development of REYOBIQ for the treatment of patients with LM, subject to various funding conditions. The CPRIT Contract is effective for three years, unless otherwise terminated pursuant to the terms of the contract. CPRIT may require us to repay some or all of the disbursed CPRIT Grant proceeds (with interest not to exceed 5% annually) in the event of the early termination of the CPRIT Contract.

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of June 30, 2025. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was $12.0 million, compared with $5.7 million in the same period of 2024, primarily due to an increase to net loss of $6.0 million, an increase to the fair value of derivative instruments of $7.3 million, offset by decreases to operating assets and liabilities of $7.0 million.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2025 was primarily related to the purchase of short-term investments of $7.8 million offset by the redemption of short-term investments of $6.7 million.

Net cash used in investing activities for the six months ended June 30, 2024 was related to the purchase of Biocept assets of $0.5 million, short-term investments of $3.5 million and purchases of fixed assets of $0.1 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was related to $3.3 million repayment on the Pershing Credit Facility, $3.7 million repayment of Notes payable, and $0.2 million costs from sale of common stock offset by $15.0 million of net proceeds from sale of common stock, Pre-Funded Warrants and warrants in connection with the March 2025 Private Placement, $3.7 million of net proceeds from issuance of notes payable and warrants, $2.8 million in net proceeds from the sale of common stock under the Lincoln Park Purchase Agreement, and $0.9 million related to cash received from exercise of Series B Warrants from the May 2024 Private Placement.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and there have been no material changes during the six months ended June 30, 2025, other than what was disclosed in Note 1 of the accompanying condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must maintain compliance with Nasdaq's continued listing requirements and standards. The Company timely requested a hearing, which hearing took place as scheduled on July 15, 2025. On July 22, 2025, the Panel issued the July 2025 Decision granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with (1) the Minimum Stockholders’ Equity Requirement pursuant to Listing Rule 5550 (b)(1) by August 14, 2025 by filing a timely public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance of the Minimum Stockholders’ Equity Requirement, and by providing an indication of its equity following those transactions, with the option by including in the public filing a balance sheet not older than 60 days with pro forma adjustments for any significant transactions or events occurring on or before the report date; and (2) the Minimum Bid Requirement by September 8, 2025.

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

On September 5, 2024, Nasdaq notified us that we had not regained compliance with the Minimum Stockholders’ Equity Requirement and that, as a result, unless we timely requested an appeal of this determination to a Nasdaq hearing panel, Nasdaq would move to suspend trading of our common stock and to have our shares of common stock delisted from The Nasdaq Capital Market. The Company timely requested a hearing before the panel, and the hearing was held on October 22, 2024. On October 30, 2024, Nasdaq provided us until March 4, 2025, to notify Nasdaq that we were in compliance with the Minimum Stockholders’ Equity Requirement. On March 7, 2025, the Company received notification from Nasdaq that it had regained compliance with the Minimum Stockholders’ Equity Requirement.

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

On June 3, 2025, the Staff notified the Company that it was not in compliance with the Minimum Stockholders’ Equity Requirement. The Company reported stockholders’ equity (deficit) of ($23,641,000) in its Quarterly Report on Form 10-Q for the period ended March 31, 2025, and, as a result, did not satisfy the Minimum Stockholders’ Equity Requirement pursuant to Listing Rule 5550(b)(1). As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a hearings panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company timely requested a hearing, which hearing took place as scheduled on July 15, 2025.

On July 22, 2025, the Panel issued the July 2025 Decision, granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with (1) the Minimum Stockholders’ Equity Requirement pursuant to Listing Rule 5550 (b)(1) by August 14, 2025 by filing a timely public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance of the Minimum Stockholders’ Equity Requirement, and by providing an indication of its equity following those transactions, with the option by including in the public filing a balance sheet not older than 60 days with pro forma adjustments for any significant transactions or events occurring on or before the report date; and (2) the Minimum Bid Requirement by September 8, 2025.

There can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders' Equity Requirement or the Minimum Bid Requirement.

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

If we do not achieve compliance with the Minimum Bid Requirement by November 12, 2025, we may be eligible for an additional 180 calendar days to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period by effecting a reverse stock split if necessary. If the Staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Staff. Furthermore, any efforts we take to meet the Minimum Bid Requirement, including pursuing a reverse stock split, may not be sufficient.

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

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

None.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Certificate of Amendment to the Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/02/2025

3.8	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

4.1	Description of Securities		10-K	001-34375 Exhibit 4.1	03/30/2020

4.2	Form of Common Stock Certificate		10-K	001-34375 Exhibit 4.33	03/09/2018

4.3	Form of Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	05/09/2024

4.4	Form of Amendment and Restatement of the May 2024 Series A Warrant		10-Q	011-34375 Exhibit 4.7	08/14/2024

4.5	Form of Amendment and Restatement of the May 2024 Series B Warrant		10-Q	011-34375 Exhibit 4.8	08/14/2024

4.6	Form of Amended and Restated Series B Common Stock Purchase Warrant		8-K	011-34375 Exhibit 4.1	06/17/2025

4.7	Form of Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	02/18/2025

4.8	Form of Warrant issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and		8-K	001-34375 Exhibit 4.2	02/18/2025

among Plus Therapeutics, Inc. and the purchasers named therein

4.9	Form of Pre-Funded Warrant	8-K	001-34375 Exhibit 4.1	03/04/2025

4.10	Form of Series A Common Stock Purchase Warrant	8-K	001-34375 Exhibit 4.2	03/04/2025

4.11	Form of Series B Common Stock Purchase Warrant	8-K	001-34375 Exhibit 4.3	03/04/2025

4.12	Form of A&R Series B Warrant	8-K	001-34375 Exhibit 4.1	06/17/2025

10.1	Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein	8-K	001-34375 Exhibit 10.1	02/18/2025

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

		8-K	001-34375 Exhibit 10.3	02/18/2025

10.4	Security Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc., CNSide Diagnostics, LLC and Iroqouis Master Fund Ltd., as collateral agent for the purchasers names therein	8-K	001-34375 Exhibit 10.4	02/18/2025

10.5	Subsidiary Guarantee, dated as of February 13, 2025, by and among CNSide Diagnostics, LLC and the purchasers named therein	8-K	001-34375 Exhibit 10.5	02/18/2025

10.6	Registration Rights Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein	8-K	001-34375 Exhibit 10.6	02/18/2025

10.7	Second Amendment to Securities Purchase Agreement, dated May 5, 2024, as amended on May 9, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein	8-K	001-34375 Exhibit 10.7	02/18/2025

10.8	Securities Purchase Agreement, dated as of March 4, 2025	8-K	001-34375 Exhibit 10.1	03/04/2025

10.9	Registration Rights Agreement, dated as of March 4, 2025	8-K	001-34375 Exhibit 10.2	03/04/2025

10.10	First Amendment to Securities Purchase and Exchange Agreement, dated as of March 4, 2025	8-K	001-34375 Exhibit 10.3	03/04/2025

10.11	Form of Letter Agreement	8-K	001-34375 Exhibit 10.1	06/17/2025

10.12	Purchase Agreement, dated June 17, 2025, by and between Plus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-34375 Exhibit 10.1	06/20/2025

10.13	Registration Rights Agreement, dated June 17, 2025, by and between Plus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-34375 Exhibit 10.2	06/20/2025

10.14	Form of Support Letter, dated July 11, 2025, by and between Plus Therapeutics, Inc. and certain holders		S-1	333-289526 Exhibit 10.41	08/12/2025

10.15	Amended & Restated 2020 Stock Incentive Plan, amended August 7, 2025	X

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-1.04(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Linkbase Document	X

101.DEF	Inline XBRL Definition Linkbase Document	X

101.LAB	Inline XBRL Label Linkbase Document	X

101.PRE	Inline XBRL Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 31.1, 31.2 and 32.1 hereto are deemed to accompany this Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 14, 2025		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: August 14, 2025		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)