Form 10-Q
period 2025-09-30
PLUS THERAPEUTICS, INC.
filed 2025-10-30
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, there were 137,429,055 shares of the registrant’s common stock outstanding.

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

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our intent or ability to regain and maintain compliance with Nasdaq listing standards; our strategic collaborations and license agreements, intellectual property, U.S. Food and Drug Administration and European Medicines Agency approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our preclinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; our ability to satisfy our obligations under the terms of our capital raising transactions including registering shares issuable in such transactions; portions of the “Liquidity and Capital Resources” section of this Quarterly Report including our potential need for additional financing and the availability thereof; our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets; our ability to continue as a going concern; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug and medical device product manufacturing to a contract drug and medical device manufacturing organization; the potential enhancement of our cash position through development, marketing, and licensing arrangements; our ability to timely and efficiently launch our CNSide® Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”); receipt of grant revenue; and a material security breach or cyber security attack affecting our operations and property.

Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: our ability to remain listed on Nasdaq; the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; our liquidity and capital resources and our ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the radiotherapeutics, and more generally, oncological medicine fields, among others. The forward-looking statements included in this Quarterly Report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 and under “Part II – Item 1A – Risk Factors” in this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

We caution you not to place undue reliance on the forward-looking statements contained in this Quarterly Report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and the Company undertakes no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$13,289	$76
Investments	3,312	3,530
Grant receivable	—	571
Other current assets	985	1,082
Total current assets	17,586	5,259

Property and equipment, net	273	448
Operating lease right-of-use assets	20	73
Goodwill	372	372
Intangible assets, net	374	469
Other assets	45	12
Total assets	$18,670	$6,633
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$11,623	$11,288
Operating lease liability	21	44
Deferred grant liability	1,972	927
Line of credit	—	3,292
Total current liabilities	13,616	15,551

Noncurrent operating lease liability	—	31
Total liabilities	13,616	15,582

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 131,863,969 shares issued; and 131,605,544 shares outstanding as of September 30, 2025, and 100,000,00 shares authorized; 6,154,758 shares issued; and 5,896,333 shares outstanding as of December 31, 2024, respectively	132	6
Treasury stock (at cost), 258,425 shares as of September 30, 2025 and December 31, 2024, respectively	(500)	(500)
Additional paid-in capital	515,574	485,024
Accumulated deficit	(510,152)	(493,479)
Total stockholders’ equity (deficit)	5,054	(8,949)
Total liabilities and stockholders’ equity	$18,670	$6,633

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Grant revenue	$1,397	$1,456	$3,846	$4,412

Operating expenses:
Research and development	2,436	2,858	5,438	8,394
General and administrative	3,443	2,397	7,964	6,813
Total operating expenses	5,879	5,255	13,402	15,207
Operating loss	(4,482)	(3,799)	(9,556)	(10,795)

Other income (expense):
Interest income	59	80	87	219
Interest expense	—	(61)	(548)	(122)
Financing expenses	—	—	(3,061)	(3,545)
Warrant issuance costs	—	(54)	(964)	(486)
Change in fair value of derivative instruments	—	960	(2,631)	5,654
Total other income (expense)	59	925	(7,117)	1,720
Net loss	$(4,423)	$(2,874)	$(16,673)	$(9,075)

Per share information
Net loss per share of common stock – basic	$(0.04)	$(0.37)	$(0.29)	$(1.46)
Weighted average number of shares of common stock outstanding – basic	107,428,969	7,855,763	57,845,406	6,232,123
Net loss per share of common stock – diluted	$(0.04)	$(0.37)	$(0.29)	$(1.67)
Weighted average number of shares of common stock outstanding – diluted	107,428,969	7,855,763	57,845,406	8,452,338

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (In thousands, except share data)

	Convertible						Additional		Total
	preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2023	1,952	$—	4,522,656	$5	(78,559)	$(126)	$479,274	$(480,501)	$(1,348)
Stock-based compensation	—	—	—	—	—	—	146	—	146
Purchase of treasury stock	—	—	—	—	(179,866)	(374)	—	—	(374)
Net loss	—	—	—	—	—	—	—	(3,261)	(3,261)
Balance at March 31, 2024	1,952	$—	4,522,656	$5	(258,425)	$(500)	$479,420	$(483,762)	$(4,837)
Issuance of common stock	—	—	1,439,988	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	151	—	151
Net loss	—	—	—	—	—	—	—	(2,940)	(2,940)
Balance at June 30, 2024	1,952	$—	5,962,644	$6	(258,425)	$(500)	$479,571	$(486,702)	$(7,625)
Reclass of warrants to equity	—	—	—	—	—	—	5,200	—	5,200
Stock-based compensation	—	—	—	—	—	—	125	—	125
Exercise of pre-funded warrants	—	—	192,114	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(2,874)	(2,874)
Balance at September 30, 2024	1,952	$—	6,154,758	$6	(258,425)	$(500)	$484,896	$(489,576)	$(5,174)

Balance at December 31, 2024	1,952	$—	6,154,758	$6	(258,425)	$(500)	$485,024	$(493,479)	$(8,949)
Stock-based compensation	—	—	—	—	—	—	148	—	148
Exercise of pre-funded warrants	—	—	6,535,731	7	—	—	(7)	—	—
Exercise of Series B Warrants from May 2024 PIPE	—	—	497,824	—	—	—	882	—	882
Exchange of warrants for notes payable	—	—	—	—	—	—	(3,694)	—	(3,694)
Issuance of common stock, pre-funded warrants and warrants for debt repayment	—	—	4,069,738	4	—	—	5,369	—	5,373
Net loss	—	—	—	—	—	—	—	(17,401)	(17,401)
Balance at March 31, 2025	1,952	$—	17,258,051	$17	(258,425)	$(500)	$487,722	$(510,880)	$(23,641)
Stock-based compensation	—	—	—	—	—	—	152	—	152
Exercise or exchange of March 2025 Series A and B Warrants	—	—	56,277,032	56	—	—	802	—	858
Exercise of pre-funded warrants	—	—	9,016,349	9	—	—	(9)	—	—
Cancellation of common stock	—	—	(300,000)	—	—	—	—	—	—
Issuance of common stock under Lincoln Park Purchase Agreement, net issuance costs	—	—	10,187,000	10	—	—	2,736	—	2,746
Reclassification of 2025 Series B warrant liability to equity	—	—	—	—	—	—	10,967	—	10,967
Modification of warrants (Note 13)				—	—	—	6,801	—	6,801
Net income	—	—	—	—	—	—	—	5,151	5,151
Balance at June 30, 2025	1,952	$—	92,438,432	$92	(258,425)	$(500)	$509,171	$(505,729)	$3,034
Stock-based compensation	—	—	—	—	—	—	527	—	527
Cancelled common stock	—	—	(3,472,740)	(3)	—	—	3	—	—
Issuance of common stock under Lincoln Park Purchase Agreement, net issuance costs	—	—	34,388,496	35	—	—	16,815	—	16,850
Investor fees pursuant to Support Letters (Note 13)	—	—	—	—	—	—	(2,250)	—	(2,250)
Exercise of March 2025 Series B Warrants	—	—	741,840	—	—	—	—	—	—
Exercise of pre-funded warrants	—	—	7,767,941	8	—	—	(8)	—	—
Liability to investors pursuant to Letter Agreement (Note 13)	—	—	—	—	—	—	(8,684)	—	(8,684)
Net loss	—	—	—	—	—	—	—	(4,423)	(4,423)
Balance at September 30, 2025	1,952	$—	131,863,969	$132	(258,425)	$(500)	$515,574	$(510,152)	$5,054

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(16,673)	$(9,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300	524
Amortization of deferred financing costs and debt discount	—	20
Stock-based compensation expense	827	422
Noncash financing expenses	3,061	3,545
Change in fair value of derivative instruments	2,631	(5,654)
Accretion of discount on short-term investments	(19)	(70)
Reduction in the carrying amount of operating lease right-of-use assets	53	96
Gain on sale of assets	(16)	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Other assets	635	704
Accounts payable and accrued expenses	(6,308)	1,326
Change in operating lease liabilities	(54)	(97)
Deferred grant liability	1,045	(1,084)
Net cash used in operating activities	(14,518)	(9,343)

Cash flows used in investing activities:
Purchases of property and equipment	(37)	(135)
Proceeds from sale of property and equipment	30	—
Purchase of short-term investments	(11,068)	(7,145)
Redemption of short-term investments	11,305	3,650
Purchase of intangible assets	(7)	(545)
Net cash provided by (used in) investing activities	223	(4,175)

Cash flows provided by financing activities:
Principal payments of term loan obligation	—	(3,996)
Proceeds from credit facility	—	3,292
Repayment of credit facility	(3,292)	—
Payment of financing costs	(2,250)	—
Proceeds from issuance of notes payable and warrants	3,738	—
Repayment of notes payable	(3,703)	—
Purchase of treasury stock	—	(374)
Proceeds from sale of common stock, pre-funded warrants and warrants	15,927	7,265
Proceeds from sale of common stock under Lincoln Park Purchase Agreement	19,612	—
Payment to investors pursuant to Letter Agreement (Note 13)	(2,293)	—
Offering costs for sale of common stock	(231)	—
Net cash provided by financing activities	27,508	6,187
Net increase (decrease) in cash and cash equivalents	13,213	(7,331)
Cash and cash equivalents at beginning of period	76	8,554
Cash and cash equivalents at end of period	$13,289	$1,223

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$539	$32
Supplemental schedule of non-cash investing and financing activities:
Unpaid liability to investors pursuant to Letter Agreement (Note 13)	$6,391	$—
Exchange of warrants for notes payable	$3,694	$—
Redemption of notes by issuance of common stock, pre-funded warrants and warrants	$3,512	$—
Unpaid offering cost	$252	$—

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(UNAUDITED)

1. Organization and Basis of Presentation

Description of Business

Plus Therapeutics, Inc. (the “Company”) is a clinical-stage pharmaceutical company focused on the development, manufacture and commercialization of complex and innovative treatments for patients battling cancer and other life-threatening diseases. CNSide Diagnostics, LLC is a wholly owned subsidiary of Plus Therapeutics, Inc. that develops and commercializes proprietary laboratory-developed tests, such as the CNSide™ Test, designed to identify tumor cells that have metastasized to the central nervous system in patients with carcinomas and melanomas.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at December 31, 2024, but does not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC and have not materially changed during the nine months ended September 30, 2025. The Company believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions affecting the financial statements and the accompanying notes. The Company’s most significant estimates and critical accounting policies involve estimating the fair value of its derivative instruments, reviewing assets for impairment and determining the assumptions used in measuring stock-based compensation expense.

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

Available-for-Sale Securities

The Company’s available-for-sale securities consist of U.S. government and agency securities and bonds. Securities with maturities from the date of purchase of less than three months are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (expense). At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company’s intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented.

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts are recorded in interest income in the condensed consolidated statements of operations.

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

3. Liquidity and Going Concern

The Company incurred a net loss of $16.7 million for the nine months ended September 30, 2025. The Company had an accumulated deficit of $510.2 million as of September 30, 2025. Additionally, the Company used net cash of $14.5 million to fund its operating activities for the nine months ended September 30, 2025.

To date, the Company’s operating losses have been funded primarily from outside sources of invested capital from issuance of its common stock, preferred stock, convertible notes and warrants, proceeds from its term loan, line of credit and grant funding. However, the Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund its future clinical development programs, launch the CNSide Test, and fund other operations. There can be no assurance that the Company will be able to continue to raise additional capital in the future. The Company’s inability to raise additional cash would have a material and adverse impact on its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As disclosed in more detail in Note 13, the Company has entered into various financing agreements and raised capital by issuing convertible notes, its common stock, preferred stock and warrants to purchase its common stock.

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

Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company is subject to a Mandatory Panel Monitor until March 7, 2026. If the Staff finds the Company again out of compliance with the Minimum Stockholders’ Equity Requirement before that date, the Company would not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff would not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor would the Company be afforded an applicable cure or compliance period. Instead, the Staff would issue a “Delist Determination Letter” and the Company would have an opportunity to request a Nasdaq hearing panel regarding its continued listing.

Furthermore, on May 16, 2025, the Company received notice from Nasdaq that, because the closing bid price for the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, the Company no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

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

In addition, on August 7, 2025, the stockholders granted discretionary authority to the Company’s board of directors to (i) amend the Company’s Certificate of Incorporation to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for two (1-for-2) to a maximum of one-for-two hundred fifty (1-for-250), with the exact ratio to be determined by the board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within twelve (12) months of the date the proposal is approved by stockholders.

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

On August 22, 2025, the Company received a letter (the “August 2025 Letter”) from Nasdaq confirming its compliance with Nasdaq Listing Rule 5550(b). Specifically, the August 2025 Letter confirmed that the Company was in compliance with both (1) the Market Value of Listing Securities standard under 5550(b)(2), which requires certain companies to maintain a market value of listed securities of at least $35 million as well as compliance with (2) the alternative stockholders’ equity threshold under 5550(b)(1) or the Minimum Stockholders’ Equity Requirement. Accordingly, the Company satisfied two alternative criteria under

Nasdaq Listing Rule 5550.

As a result of such compliance, Nasdaq permitted the Company the remainder of the previously announced grace period to regain compliance with the $1.00 bid price rule under Nasdaq Listing Rule 5550(a)(2), through November 12, 2025. Nasdaq previously required that the Company remedy the bid price deficiency by September 8, 2025, a deadline that no longer applies.

The August 2025 Letter also provided that, solely with respect to the Equity Standard, the Company remains subject to a one-year panel monitoring period, through August 22, 2026. If, within that one-year monitoring period, the Staff determines that the Company no longer satisfies the Equity Standard (and the Company is not then in compliance with one of the alternative standards under Rule 5550(b)), the Company will not be permitted to provide the Staff with a plan of compliance and the Staff is not permitted to grant additional time to regain compliance with the Equity Standard nor will the Company be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing before the Nasdaq Hearings Panel, which request would stay any further action by the Staff pending the ultimate outcome of the hearing.

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

Assets recorded at fair value

The Company has investments in money market accounts which are included in cash and cash equivalents and investments, respectively, on the condensed consolidated balance sheets. Money market accounts are considered Level 1 measurements within the fair value hierarchy since money market account fair values are known and observable through daily published floating net asset values.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	Fair Value Measurements Using
September 30, 2025	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$15	$15	$—	$—

Investments
Treasury bills	$2,309	$—	$2,309	$—
Government bonds	1,003	1,003	—	—
Total Investments	$3,312	$1,003	$2,309	$—

	Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$74	$74	$—	$—

Investments
Treasury bills	2,062	—	2,062	—
Government agency bonds	772	772	—	—
Money market	696	696	—	—
Total Investments	$3,530	$1,468	$2,062	$—

Liabilities recorded at fair value

Convertible Notes

As detailed in Note 13 below, the Company elected to account for convertible notes (consisting of funding notes and exchange notes) issued on February 13, 2025 at fair value as of the issuance date and immediately before their settlement date of March 4, 2025. The convertible notes are valued using the binomial lattice model with the following key level 3 inputs:

	At issuance	At settlement
Interest rate	4.18% - 4.28%	3.99%
Remaining term (years)	1.0	0.94
Volatility	77.5%	119.2%
Fair value of common stock	$1.20	$0.30

The following table provides a roll forward of the fair value of the convertible notes during the nine months ended September 30, 2025 (in thousands):

	Funding Notes	Exchange Notes
Beginning balance as of January 1, 2025	$—	$—
Issuance	3,968	3,763
Change in fair value	(265)	(251)
Settlement	(3,703)	(3,512)
Ending balance as of September 30, 2025	$—	$—

Warrants

As detailed in Note 13 below, the Company issued March 2025 Series A and March 2025 Series B common stock warrants in connection with the March 2025 Private Placement. The March 2025 Series A and March 2025 Series B common stock warrants are accounted for as liabilities at fair value at issuance date, and immediately prior to their extinguishment and modification, respectively, on June 17, 2025. The March 2025 Series A and March 2025 Series B common stock warrants were valued using the Monte Carlo simulation, with the following key level 3 inputs:

	At issuance	At modification and extinguishment
Interest rate	3.98%	3.91%
Remaining term (years)	6.1	4.9
Volatility	123.7%	135.6%

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

The following table provides a roll forward of the fair value of liability classified common stock warrants during the nine months ended September 30, 2025 (in thousands):

	February 2025 Warrants	March 2025 Series A Warrants	March 2025 Series B Warrants	Total
Beginning balance as of January 1, 2025	$—	$—	$—	$—
Issuance	2,762	2,005	11,243	16,010
Change in fair value	(2,231)	335	5,043	3,147
Settlement	(531)	—	(858)	(1,389)
Modification and extinguishment	—	(2,340)	(4,461)	(6,801)
Reclassified to equity	—	—	(10,967)	(10,967)
Ending balance as of September 30, 2025	$—	$—	$—	$—

5. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to facilitate the execution of management strategies. During the three and nine months ended September 30, 2025, the unrealized gain on the Company's available-for-sale securities was immaterial, and not presented separately in the condensed consolidated statements of operations.

The Company classified all investments with maturities longer than three months from the date of purchase as short-term investments in the condensed consolidated balance sheets, reflecting its intent and ability to use these assets to meet the liquidity requirements of current operations. The following table summarizes contractual maturities of available-for-sale securities as of September 30, 2025 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,309	$2,309
Due after one year through five years	—	—
Due after five years	1,003	1,003
Total Investments	$3,312	$3,312

6. Loss per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock or if-converted method, as applicable. The Pre-Funded Warrants were included in the weighted average shares outstanding calculation (as of the beginning of the period or the date of the grant, whichever was earlier) for basic and dilutive earnings per share given their nominal exercise price.

The March 2025 Series A Warrants and March 2025 Series B Warrants (and for the period in which the February 2025 Warrants, Funding Notes, and Exchange Notes, as defined in Note 13, were outstanding) were participating securities because holders of such instruments would participate in the event a dividend is paid on common stock, however such holders did not have a contractual obligation to share in the Company’s losses. As such, losses were attributed entirely to common stockholders.

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated, in thousands except share and per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per common share calculation:
Net loss	$(4,423)	$(2,874)	$(16,673)	$(9,075)
Change in fair value of derivative instruments	—	—	—	(5,047)
Net loss attributable to common stockholders – basic	(4,423)	(2,874)	(16,673)	(14,122)

Weighted average common stock outstanding – basic	107,428,969	7,855,763	57,845,406	6,232,123
Net loss per share of common stock – basic	$(0.04)	$(0.37)	$(0.29)	$(1.46)
Weighted average common stock outstanding - diluted	107,428,969	7,855,763	57,845,406	8,452,338
Net loss per share of common stock - diluted	$(0.04)	$(0.37)	$(0.29)	$(1.67)

The following table provides a summary of instruments where underlying shares issuable upon exercise or conversion were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive. Additionally, the shares underlying the February 2025 Warrants, Funding Notes and Exchange Notes, each outstanding during the nine months ended September 30, 2025, were excluded from diluted loss per share as their effect would be anti-dilutive.

	As of September 30,
	2025	2024
Outstanding stock options	11,272,863	598,540
Outstanding restricted stock units	2,823,857	-
Preferred stock	28,190	28,190
Outstanding warrants (Note 13)	3,141,993	706,674
Total	17,266,903	1,333,404

7. Grant Revenue

CPRIT Grant

On September 19, 2022, the Company entered into that certain Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with the Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT provides the Company with a CPRIT Grant (“CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQTM for the treatment of patients with leptomeningeal metastases. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements.

The CPRIT Contract will terminate on February 28, 2026, unless terminated earlier by (a) the mutual written consent of all parties to the CPRIT Contract, (b) CPRIT for an event of default by the Company, (c) CPRIT, if the funds allocated to the CPRIT Grant become legally unavailable during the term of the CPRIT Contract and CPRIT is unable to obtain additional funds for such purposes, and (d) the Company for convenience. CPRIT may require the Company to repay some or all of the disbursed CPRIT Grant proceeds (with interest not to exceed 5% annually) in the event of the early termination of the CPRIT Contract by CPRIT for an event of default by the Company or by the Company for convenience, or if the Company relocates its principal place of business outside of the state of Texas during the CPRIT Contract term or within three years after the final payment of the grant funds.

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

The Company recognized $1.4 million and $3.8 million, and $1.5 million and $4.4 million in grant revenue from the CPRIT Contract during the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had nil and $0.6 million, respectively, of grant revenue receivable related to the CPRIT Grant. As of September 30, 2025 and December 31, 2024, the Company had $1.1 million and nil of deferred grant liability related to the CPRIT Grant.

Department of Defense Award

Effective September 1, 2024, the Company entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million award for research and development purposes (“DoD Award”) over a three year period. The DoD Award will be used to support the planned expansion of the Company’s clinical trial for pediatric brain cancer. On October 4, 2024, the Company received its first payment under the DoD Award in the amount of $0.9 million, which was recorded as deferred grant liability as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, no amount of grant revenue was recognized related to the DoD Award.

8. Commitments and Contingencies

Leases

The Company leases certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease expires on March 31, 2026.

Manufacturing Agreement with SpectronRx

On November 5, 2024, the Company entered into a manufacturing services agreement with SpectronRx for drug product development and manufacturing, which includes an initial commitment fee of $0.3 million. Under this agreement, the Company owns all rights to intellectual property related to the products developed, while SpectronRx retains rights to its own technology. SpectronRx is required to negotiate a commercial supply agreement upon six months' written notice before the Company's first commercial manufacturing needs. The agreement will remain in place for five years, automatically renewing for successive one-year terms unless terminated with six months' notice. During the nine months ended September 30, 2025 and year ended December 31, 2024, the Company did not recognize any expenses related to this agreement.

Other commitments and contingencies

The Company has entered into agreements with various research organizations for preclinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on study progress. As of September 30, 2025, the Company did not have any clinical research study obligations.

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

9. Composition of Certain Financial Statement Captions

As of September 30, 2025 and December 31, 2024, other current assets were comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid services	$551	$87
Deferred costs (Note 8)	299	436
Prepaid insurance	135	559
Total other current assets	$985	$1,082

10. Line of Credit Facility

On May 31, 2024, the Company drew down $3.3 million on a margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. The available credit line limit under the Pershing Credit Facility fluctuated based on the Company’s request for extensions from time to time, subject to the value of the collateralized marketable securities the Company holds with Pershing, provided that the amount available to draw under the Pershing Credit Facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities the Company held with Pershing, Pershing could have required the Company from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level. The amounts borrowed under the Pershing Credit Facility were due on demand. As of September 30, 2025 and December 31, 2024, the Company held collateralized marketable securities with Pershing with a total value of zero and $3.5 million, respectively.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of September 30, 2025, the Company accrued $0.3 million of payments due to NanoTx as a result of the CPRIT Grant proceeds received (see Note 7, Grant Revenue of the condensed consolidated financial statements for additional information).

12. Biocept Asset Acquisition

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

The Company concluded that the acquisition of the Biocept assets was not a business combination, as Biocept did not meet the definition of a business in ASC 805, Business Combination. The Company accounted for the asset purchase transaction under the authoritative guidance for asset acquisitions, and allocated the costs of acquisition of approximately $45,000 among the assets acquired based on the relative fair value of such assets, which is predominately concentrated in the intellectual property acquired including patents and trademarks. The intangible assets acquired from Biocept are capitalized and amortized over a useful life of four years.

13. Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s board of directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

Series B and C Preferred Stock

As of September 30, 2025, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

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

The Company entered into the transaction due to immediate funding requirements. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Exchange Notes, Funding Notes and associated warrants were recorded at fair value on the issuance date at $3.8 million, $4.0 million and $2.7 million, respectively. The excess of the fair value of the instruments issued over cash received of $3.7 million and the carrying value of the May 2024 Series A Warrants exchanged of $3.7 million, in the amount of $3.1 million was recorded as a financing expense in the statement of operations for the nine months ended September 30, 2025.

Changes in the fair value of Exchange Notes, Funding Notes and February 2025 Warrants between issuance date and settlement date, in the amount of a gain of $0.3 million, a gain of $0.3 million and a gain of $2.2 million, respectively, were recorded as change in the fair value of derivative instruments in the statement of operations for the nine months ended September 30, 2025.

March 2025 Private Placement

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 SPA”) with accredited investors, including certain existing stockholders of the Company (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”). The March 2025 SPA, provided for the sale and issuance by the Company of an aggregate of 28,042,140 shares (the “March 2025 Private Placement Shares”) of the Company’s common stock, or, at the election of each March 2025 Private Placement Purchaser, pre-funded warrants to purchase Common Stock (the “March 2025 Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.001 per share (the “March 2025 Pre-Funded Warrant Shares”), with each March 2025 Private Placement Share or March 2025 Pre-Funded Warrant accompanied by (i) a Series A common warrant (the “March 2025 Series A Warrants”) to purchase one share of common stock (the “March 2025 Series A Warrant Shares”), and (ii) one Series B common warrant (the “March 2025 Series B Warrants”) to purchase one share of common stock (see below for additional details on the Series B Warrants cashless exercise provisions) (the “March 2025 Series B Warrant Shares,” and together with the March 2025 Series A Warrant Shares, the “March 2025 Common Warrant Shares”). The March 2025 Private Placement Shares, March 2025 Pre-Funded Warrants, March 2025 Pre-Funded Warrant Shares, March 2025 Series A Warrants, March 2025 Series B Warrants, and the March 2025 Common Warrant Shares are collectively referred to herein as the “March 2025 Securities.” Pursuant to the March 2025 SPA, the Company issued to the March 2025 Private Placement Purchasers 4,069,738 March 2025 Private Placement Shares, 23,972,400 March 2025 Pre-Funded Warrants, 28,042,138 March 2025 Series A Warrants and 28,042,138 March 2025 Series B Warrants. As of September 30, 2025, all March 2025 Series A Warrants and March 2025 Series B Warrants were settled as a result of cancellation, exchanges or exercises as detailed below, and 2,611,809 March 2025 Pre-Funded Warrants remained outstanding.

The combined purchase price of $0.66 for each March 2025 Private Placement Share or $0.659 for each March 2025 Pre-Funded Warrant in the March 2025 Private Placement, together with one accompanying March 2025 Series A Warrant and one accompanying March 2025 Series B Warrant, represents the applicable “Minimum Price” in accordance with Nasdaq Rule 5635(d).

The initial exercise price of each March 2025 Series A Warrant issued in the March 2025 Private Placement was $1.32 per share of common stock. The March 2025 Series A Warrants were exercisable only following stockholder approval and expire five (5) years thereafter. The March 2025 Series A Warrants were subject to certain price reset, share combination event and anti-dilution provisions which, if triggered, provided that the number of shares issuable upon exercise of the March 2025 Series A Warrants would downward adjust, subject to a floor price of $0.132 (the “Floor Price”), and the number of shares issuable upon exercise therefor would increase such that the aggregate exercise price remained unchanged. The March 2025 Series A Warrants were extinguished as part of the Letter Agreement on June 17, 2025 as discussed below.

The initial exercise price of each March 2025 Series B Warrant issued in the March 2025 Private Placement was $1.98 per share of common stock. The March 2025 Series B Warrants were exercisable only following stockholder approval and expire two and one-half (2.5) years thereafter. The March 2025 Series B Warrants were subject to certain price reset and share combination event provisions which, if triggered, provided that the number of shares issuable upon exercise of the March 2025 Series B Warrants would downward adjust, subject to the Floor Price, and the number of shares issuable upon exercise therefor would increase such that the aggregate exercise price remained unchanged. In addition, the March 2025 Series B Warrant alternative cashless exercise provision provided that the March 2025 Series B Warrant could be exercised without further payment to the Company and for three times the number of shares of common stock then subject to the March 2025 Series B Warrant.

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

On May 2, 2025, the Company’s stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants, and an amendment to the Company’s Certificate of Incorporation, as amended, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2025 Series B Warrants were both reset on May 19, 2025 to $0.4373 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 21,482,492 shares of common stock The liability classified March 2025 Series B Warrants were remeasured immediately prior to exercise, which resulted in a $3.8 million gain on change in fair value for the nine months ended September 30, 2025, and a $0.8 million credit to additional paid-in capital.

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

As part of the Letter Agreement, all March 2025 Series A Warrants were cancelled. As of March 31, 2025, the fair value of the March 2025 Series A Warrant liability was $5.0 million. On June 17, 2025, the March 2025 Series A Warrants were immediately remeasured to fair value prior to their cancellation, which resulted in a $2.7 million gain on change in fair value attributable to the March 2025 Series A Warrants for the nine months ended September 30, 2025. The extinguishment of the March 2025 Series A Warrants was recognized as a $2.3 million capital contribution and recorded to additional paid-in capital, as the extinguishment was deemed equivalent to a capital contribution by existing shareholders of the Company.

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

Lastly, in conjunction with the Letter Agreement, each of the March 2025 Private Placement Purchasers agreed to return an aggregate of 12,241,986 Private Placement Shares and Pre-Funded Warrants issuable for an aggregate of 10,633,650 Pre-Funded Warrant Shares, held by them as of the date of the Letter Agreement, upon request of the Company (the "Letter Agreement Repurchase Option"), which were issued pursuant to the March 2025 Private Placement Purchase Agreement for a value of $0.66 per Private Placement Share and $0.659 per Pre-Funded Warrant. In exchange therefor, the Company agreed to repay the March 2025 Private Placement Purchasers holding such securities 115% of such value, using 90% of the proceeds from any capital raised by the Company subsequent to July 1, 2025. The Company and each of the March 2025 Private Placement Purchasers also agreed to waive any restrictions on subsequent equity sales and variable rate transactions contained in March 2025 Private Placement Purchase Agreement to allow for such repayment. During the three and nine months ended September 30, 2025, the Company paid the March 2025 Private Placement Purchasers $2.3 million and 3,472,740 shares were returned and cancelled under the terms of the Letter Agreement.

Support Letters

On July 11, 2025, the Company and certain March 2025 Private Placement Purchasers party to the Letter Agreement entered into that certain letter of support (the “Support Letters”) to modify certain portions of the Letter Agreement as between the Company and each of such March 2025 Private Placement Purchasers. In the event that the Company reasonably believes that, within the 30 days (the “Modification Period”) prior to the end of any fiscal quarter, the Company will have stockholders’ equity in an amount below $3.0 million as of the end of such fiscal quarter (the “Potential Equity Deficiency”), the Subsequent Financing Percentage (as defined in the Letter Agreement) shall be modified from 90% to 50% for any Subsequent Financing (as defined in the Letter Agreement) that occurs during the Modification Period pursuant to the Lincoln Park Purchase Agreement. Upon the end of the Modification Period, the Subsequent Financing Percentage shall be reverted to 90%, and such percentage shall apply to all Subsequent Financings, including all Subsequent Financings pursuant to the Lincoln Park Purchase Agreement. In the event the Company desires to trigger the modification of the Subsequent Financing Percentage, the Company agrees to supply the purchaser who executed a Support Letter with a pro forma balance sheet to evidence its reasonable belief of the Potential Equity Deficiency approximately 30 days prior to each end of fiscal quarter once the books for prior months are closed. In accordance with the Support Letters, the Company made a cash payment of $0.5 million to such purchasers for a total cash payment of $2.3 million, which was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025. Such payment counted as cash received by the purchaser towards its Maximum Amount. Each Support Letter also granted the purchaser party to the letter a participation right in certain future financings of the Company for a period of 12 months.

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

Lincoln Park Purchase Agreement

On June 17, 2025, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park committed to purchase up to $50.0 million of shares of the Company’s common stock, $0.001 par value per share. Such sales of common stock by the Company are subject to certain limitations and conditions set forth in the Lincoln Park Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement (a "Lincoln Park Registration Statement"). As of September 30, 2025, under the Lincoln Park Registration Statements, the resale of up to a total of 50,000,000 shares are reserved for issuance and sale under the Lincoln Park Purchase Agreement.

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

In accordance with the Lincoln Park Purchase Agreement, the Company was required to pay Lincoln Park an initial commitment fee of $0.5 million, which was paid through the issuance of 1,612,903 shares of common stock on August 14, 2025. The initial commitment fee was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025. The Company has agreed to pay an additional commitment fee of $0.5 million, which it may elect to pay in cash or shares of its common stock, or a combination of cash and shares of its common stock, upon receipt of $25.0 million aggregate gross proceeds from sales of common stock to Lincoln Park under the Lincoln Park Purchase Agreement.

As of the nine months ended September 30, 2025, the Company issued 44,575,496 shares under the Lincoln Park Purchase Agreement for gross proceeds of approximately $19.6 million. The Company incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement.

Outstanding Warrants

As of September 30, 2025, the Company had the following warrants outstanding:

September 30, 2025
May 2024 Series A Warrants	48,285
May 2024 Series B Warrants	3,093,708
March 2025 Pre-Funded Warrants	2,611,809
Total	5,753,802

One share of common stock is issuable for each warrant upon exercise.

14. Stock-Based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of September 30, 2025, there were 76,025 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. During the three months ended September 30, 2025, there was an additional 20,000,000 shares approved to be issued under the 2020 Plan. The 2020 Plan, as amended, provides for the issuance of up to 21,303,334 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s

2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of September 30, 2025, there were 10,005,151 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	598,540	$7.08	9.00	$—
Granted	10,800,137	$0.61	—	$—
Cancelled/forfeited/expired	(125,814)	$4.50	—	$—
Outstanding as of September 30, 2025	11,272,863	$0.91	9.76	$1,103
Vested and expected to vest at September 30, 2025	10,073,271	$0.94	9.75	$980
Exercisable at September 30, 2025	692,781	$5.15	8.99	$33

As of September 30, 2025, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $5.4 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.29 years.

Generally, restricted stock units represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. The fair value of restricted stock units is determined by the closing market price on the grant date.

A summary of restricted stock unit activity for the nine months ended September 30, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	—	$—
Granted	2,823,857	$0.57
Vested	—	$—
Cancelled/forfeited	—	$—
Unvested as of September 30, 2025	2,823,857	$0.57

Restricted stock units granted during the nine months ended September 30, 2025 generally vest over a 36-month period upon satisfaction of service conditions. As of September 30, 2025, the total compensation cost related to non-vested restricted stock units not yet recognized for all the Company’s plans is approximately $1.5 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.75 years.

15. Segment Information

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

In addition to the significant expense categories included within the consolidated statements of operations, the below disaggregated amounts comprise significant research and development and general and administrative expenses. These expenses consist of (1) clinical, manufacturing and research contracts for research and development programs, (2) personnel-related expenses, including salaries, benefits and stock-based compensation, (3) professional fees, including third-party costs for goods and services such as lab supplies and contract research, and legal and other professional expenses, and (4) facility and other overhead expenses, including depreciation, occupancy, travel, insurance and other costs. Depreciation and amortization expense is consistent with those presented in the condensed consolidated statements of cash flows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development
Clinical, development and licensing expenses	$1,362	$873	$2,698	$3,548
Personnel related expenses	434	806	1,316	2,435
Professional fees	391	830	737	1,412
Facility and other overhead expenses	249	349	687	999
Total research and development	2,436	2,858	5,438	8,394
General and administrative
Personnel related expenses	1,309	705	3,256	2,052
Professional fees	1,744	1,281	3,748	3,585
Facility and other overhead expenses	390	411	960	1,176
Total general and administrative	$3,443	$2,397	$7,964	$6,813

16. Subsequent Events

Financing Related Transactions

As of September 30, 2025, the Company recorded a $6.4 million liability in accounts payable and accrued expenses due to the March 2025 Private Placement Purchasers. Such liability declined by $1.3 million from September 30, 2025 to October 27, 2025 due to 1) a $0.9 million reduction as a result of the reselling of securities acquired in the March 2025 Private Placement by certain March 2025 Private Placement Purchasers, which was recorded as a reduction of the liability that would have been settled in cash, with a corresponding increase to stockholders’ equity, and 2) a payment of $0.4 million to the March 2025 Private Placement Purchasers subsequent to September 30, 2025, with 0.6 million shares of the Company’s common stock returned and cancelled under the terms of the Letter Agreement.

On October 28, 2025, the Company entered into an amendment to the Letter Agreement and the Support Letters with certain March 2025 Private Placement Purchasers (the “Amendment Agreement”), pursuant to which (a) the Support Letters were terminated other than with respect to the participation rights granted therein, and (b) the repayment mechanism under the Letter Agreement was modified. As modified, the Company is no longer required to use 90% of the proceeds from any subsequent financing to repay the March 2025 Private Placement Purchasers. Instead, the Company is only required to retain sufficient funds in an interest bearing account to cover such repayment obligations and make such repayments upon request by any March 2025 Private Placement Purchaser who executed the Amendment Agreement until each such purchaser has received cash either from the Company or from reselling securities acquired in the March 2025 Private Placement in an amount equal to 115% of the purchase price such purchaser paid in the March 2025 Private Placement. If such requests are made, the requesting purchaser must return shares acquired in the March 2025 Private Placement at a value of $0.66 per share.

In addition, the Company issued approximately 3.3 million shares on the Lincoln Park Purchase Credit Agreement, raising an additional $1.9 million of capital through October 29, 2025.

Houston Lease

On October 16, 2025, the Company entered into a lease (the “Houston Lease”) with LG 1 Property Owner LP, pursuant to which the Company agreed to lease approximately 11,370 rentable square feet of space located at 6420 Levit Green Boulevard, Houston, Texas 77021. The Houston Lease is expected to commence on or about November 1, 2026. The Houston Lease provides for a monthly base rent of $58,745, which increases annually by approximately 3%, plus the Company’s share of the building’s direct expenses. The Houston Lease has an initial term of 120 calendar months.

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

Overview

Plus Therapeutics is a U.S. pharmaceutical company developing targeted radiotherapeutics with advanced platform technologies for central nervous system (“CNS”) cancers. Our novel radioactive drug formulations and medical device and therapeutic candidates are designed to deliver safe and effective doses of radiation to tumors. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient-absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

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

Our cerebrospinal fluid cancer diagnostic portfolio known as the CNSide Platform is currently being utilized in the ReSPECT-LM clinical trial funded by the Cancer Prevention and Research Institute of Texas (“CPRIT”). In connection with our business plan for developing the CNSide Platform, we formed CNSide Diagnostics, LLC (“CNSide Diagnostics”), a wholly owned subsidiary of the Company, and our board of directors appointed a board of managers for CNSide Diagnostics. We are planning for the CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”), which is a laboratory developed test (“LDT”), to be re-introduced to the U.S. market starting in the fourth quarter of 2025. The laboratory for the CNSide Test in Houston, Texas has received a certificate of accreditation from the Centers for Medicare & Medicaid Services (CMS) which deems the lab compliant with Clinical Laboratory Improvement Amendments (“CLIA”) regulations. Furthermore, CNSide Diagnostics has signed a national agreement with UnitedHealthcare Insurance Company, effective September 15, 2025, covering over 51 million people throughout the United States, to provide the CNSide Test.

Our headquarters is located in Houston, Texas, in proximity to world-class cancer institutions and researchers.

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

We completed Phase 1 of our ReSPECT-GBM Trial and are targeting full enrollment into Phase 2 by the end of 2026.

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

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQ for the treatment of patients with LM through Phase 2 of the ReSPECT-LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of September 30, 2025, we had received approximately $14.3 million in milestone payments under the CPRIT Contract.

Interim results show that a single treatment with REYOBIQ resulted in a consistent decreased cerebrospinal fluid (“CSF”) tumor cell count/ml and is tolerated by all LM patients. REYOBIQ is an outpatient administration and treatment and is easily and safely administered through a standard intraventricular catheter (Ommaya Reservoir), distributed promptly throughout the CSF, and with durable retention in the leptomeninges at least through day seven. All patients have shown well tolerated prompt and durable REYOBIQ distribution throughout the subarachnoid space.

Our ReSPECT LM Multi-dose Phase 1/2 Study is currently enrolling patients.

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
•
We anticipate to begin enrollment in our ReSPECT-PBC clinical trial before the end of 2025.

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

Since acquiring the CNSide Platform in 2024, we have established infrastructure to support a scalable and centralized testing laboratory in Houston, TX that will service the U.S. market. We have been executing on our commercial market access strategy, which includes prioritized state licensure, proprietary reimbursement codes, commercial and government payor coverage, and value-based pricing to optimize revenue. We anticipate introducing the CNSide Platform first in Texas in the second half of 2025, followed rapidly by expansion into additional states in 2026. In parallel, additional expanded CNS testing capabilities are also expected to roll out over the next year.

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

Financing Related Transactions

As of September 30, 2025, we recorded a $6.4 million liability in accounts payable and accrued expenses due to the March 2025 Private Placement Purchasers. Such liability declined by $1.3 million from September 30, 2025 to October 27, 2025 due to 1) a $0.9 million reduction as a result of the reselling of securities acquired in the March 2025 Private Placement by certain March 2025 Private Placement Purchasers, which was recorded as a reduction of liability that would have been settled in cash, with a corresponding increase to stockholders’ equity, and 2) a payment of $0.4 million to the March 2025 Private Placement Purchasers subsequent to September 30, 2025, with 0.6 million shares of the Company’s common stock returned and cancelled under the terms of the Letter Agreement.

On October 28, 2025, we entered into an amendment to the Letter Agreement and the Support Letters with certain March 2025 Private Placement Purchasers (the “Amendment Agreement”), pursuant to which (a) the Support Letters were terminated other than with respect to the participation rights granted therein, and (b) the repayment mechanism under the Letter Agreement was modified. As modified, we are no longer required to use 90% of the proceeds from any subsequent financing to repay the March 2025 Private Placement Purchasers. Instead, we are only required to retain sufficient funds in an interest bearing account to cover such repayment obligations and make such repayments upon request by any March 2025 Private Placement Purchaser who executed the Amendment Agreement until each such purchaser has received cash either from us or from reselling securities acquired in the March 2025 Private Placement in an amount equal to 115% of the purchase price such purchaser paid in the March 2025 Private Placement. If such requests are made, the requesting purchaser must return shares acquired in the March 2025 Private Placement at a value of $0.66 per share.

In addition, we issued approximately 3.3 million shares on the Lincoln Park Purchase Credit Agreement, raising an additional $1.9 million of capital through October 29, 2025.

Houston Lease

On October 16, 2025, we entered into a lease (the “Houston Lease”) with LG 1 Property Owner LP, pursuant to which we agreed to lease approximately 11,370 rentable square feet of space located at 6420 Levit Green Boulevard, Houston, Texas 77021. The Houston Lease is expected to commence on or about November 1, 2026. The Houston Lease provides for a monthly base rent of $58,745, which increases annually by approximately 3%, plus our share of the building’s direct expenses. The Houston Lease has an initial term of 120 calendar months.

Results of Operations

Grant Revenue

We recognized $1.4 million and $3.8 million, and $1.5 million and $4.4 million of grant revenue during the three and nine months ended September 30, 2025 and 2024, respectively, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, preclinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$2,425	$2,844	$5,423	$8,343
Stock-based compensation	11	14	15	51
Total research and development expenses	$2,436	$2,858	$5,438	$8,394

Research and development expenses decreased by approximately $0.4 million during the three months ended September 30, 2025 as compared to the same period in 2024. The decrease was due primarily to a decrease of $0.4 million in development expenses, a decrease of $0.4 million in compensation expense, a decrease of $0.4 million in professional research and development services, and a decrease of $0.1 million in depreciation expense. These decreases were partially offset by an increase of $0.5 million in licensing expenses and an increase of $0.4 million in diagnostics.

Research and development expenses decreased by approximately $3.0 million during the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was due primarily to a decrease of $1.3 million in clinical expenses, a decrease of $1.1 million in compensation expense, a decrease of $0.7 million in professional services, a decrease of $0.3 million in development expenses, a decrease of $0.2 million in depreciation expense and a decrease of $0.1 million in travel costs. These decreases were partially offset by an increase of $0.4 million in diagnostics, and $0.3 million in licensing expenses.

We expect aggregate research and development expenses to increase during the remainder of 2025 as compared to the corresponding comparable period in 2024 as we commence the ReSPECT-LM dose optimization trial for REYOBIQ and prepare for the launch of the CNSide Test.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$2,927	$2,286	$7,152	$6,442
Stock-based compensation	516	111	812	371
Total general and administrative expenses	$3,443	$2,397	$7,964	$6,813

General and administrative expenses increased by $1.0 million during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase of $0.6 million in compensation expense, an increase of $0.3 million in legal and professional fees, and an increase of $0.1 million in accounting expenses.

General and administrative expenses increased $1.2 million during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase of $1.3 million in compensation expense, partially offset by a decrease of $0.1 million in legal and professional services.

We expect general and administrative expenditures to increase during the remainder of 2025 as compared to the corresponding comparable period in 2024 as we work towards the commercial launch of the CNSide Test, which will require an increase in administrative and sales headcount.

Stock-based compensation expense

Stock-based compensation expense includes charges related to equity awards issued to employees, directors and non-employees. We measure stock-based compensation expense based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our stock-based compensation expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$11	$14	$15	$51
General and administrative	516	111	812	371
Total stock-based compensation	$527	$125	$827	$422

Our stock-based compensation expense is impacted by grants of equity awards, the vesting schedule of such grants, as well as the grant date fair value of equity awards. Stock-based compensation expense increased during the three and nine months ended September 30, 2025 as compared to the same periods in 2024 primarily due to an increase in the number of awards granted, which was partially offset by a decrease in the grant date fair value of equity awards granted.

Financing items

The following table summarizes non-operating income and expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$59	$80	$87	$219
Interest expense	—	(61)	(548)	(122)
Financing expenses	—	—	(3,061)	(3,545)
Change in fair value of derivative instruments	—	960	(2,631)	5,654
Warrant issuance costs	—	(54)	(964)	(486)
Total	$59	$925	$(7,117)	$1,720

Interest income decreased for the three and nine months ended September 30, 2025 compared with the same period in 2024 primarily due to reduced accreted income on our available-for-sale securities in 2024 and a lower interest rate environment in 2025.

The decrease in interest expense for the three months ended September 30, 2025 as compared to the same period in 2024 was due to the January 2025 payoff of the Pershing Credit Facility. The increase in interest expense for the nine months ended September 30, 2025 as compared to the same period in 2024 was due to interest expense incurred in connection with the Funding Notes and Exchange Notes issued in February 2025, partially offset by the January 2025 payoff of the Pershing Credit Facility.

The decrease in financing expenses for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to the March 2025 PIPE and May 2024 PIPE transactions.

The change in the fair value of the derivative instruments for the three months ended September 30, 2025 as compared to the same period in 2024 was due to the March 2025 Private Placement and May 2024 Private Placement and accompanying warrants issued in both financings. The change in the fair value of the derivative instruments for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to the March 2025 Private Placement (specifically the liability classified March 2025 Series B Warrants, which were remeasured immediately prior to exercise, before being reclassified as equity), offset by the May 2024 Private Placement (specifically the May 2024 Series A Warrants and May 2024 Series B Warrants, which were initially classified as liabilities before being reclassified as equity).

The decrease in warrant issuance costs for the three months ended September 30, 2025 as compared to the same period in 2024, was due to warrant issuance costs related to the May 2024 Private Placement. The increase in the warrant issuance costs for the nine months ended September 30, 2025 as compared to the same period in 2024 was due to the warrant issuance costs from the March 2025 Private Placement and May 2024 Private Placement.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$13,289	$76

Current assets	$17,586	$5,259
Current liabilities	13,616	15,551
Working capital	$3,970	$(10,292)

We incurred net losses of $16.7 million for the nine months ended September 30, 2025. We have an accumulated deficit of $510.2 million as of September 30, 2025. Additionally, we used net cash of $14.5 million to fund our operating activities for the nine months ended September 30, 2025. These factors raise substantial doubt about our ability to continue as a going concern.

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

On May 2, 2025, our stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants and an amendment of our Certificate of Incorporation, as amended, to increase the authorized share capital to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2023 Series B Warrants were reset on May 19, 2025 to $0.4373 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 21,482,492 shares of common stock. The liability classified March 2025 Series B Warrants were remeasured immediately prior to exercise, which resulted in a $3.8 million gain on the change in fair value for the nine months ended September 30, 2025, and a $0.8 million credit to additional paid-in-capital.

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

During the three and nine months ended September 30, 2025, we paid the March 2025 Private Placement Purchasers $2.3 million and 3,472,740 shares were returned and cancelled under the terms of the Letter Agreement.

Support Letters

On July 11, 2025, we and certain March 2025 Private Placement Purchasers party to the Letter Agreement entered into that certain letter of support (the “Support Letters”) to modify certain portions of the Letter Agreement as between us and each of such March 2025 Private Placement Purchasers. In the event that we reasonably believe that, within the 30 days (the “Modification Period”) prior to the end of any fiscal quarter, we will have stockholders’ equity in an amount below $3.0 million as of the end of such fiscal quarter (the “Potential Equity Deficiency”), the Subsequent Financing Percentage (as defined in the Letter Agreement) shall be modified from 90% to 50% for any Subsequent Financing (as defined in the Letter Agreement) that occurs during the Modification Period pursuant to the Lincoln Park Purchase Agreement. Upon the end of the Modification Period, the Subsequent Financing Percentage shall be reverted to 90%, and such percentage shall apply to all Subsequent Financings, including all Subsequent Financings pursuant to the Lincoln Park Purchase Agreement. In the event we desire to trigger the modification of the Subsequent Financing Percentage, we agree to supply the purchaser who executed a Support Letter with a pro forma balance sheet to evidence its reasonable belief of the Potential Equity Deficiency approximately 30 days prior to each end of fiscal quarter once the books for prior months are closed. In accordance with the Support Letters, we made a cash payment of $0.5 million to each purchaser for a total cash payment of $2.3 million, which was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025. Such payment counted as cash received by the purchaser towards its Maximum Amount. Each Support Letter also grants the purchaser party to the letter a participation right in certain future financings of ours for a period of 12 months.

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

Lincoln Park Purchase Agreement

On June 17, 2025, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement pursuant to which Lincoln Park Capital Fund (“Lincoln Park”) committed to purchase up to $50.0 million of shares of our common stock. Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of shares of our common stock. Sales of common stock by us are subject to certain limitations, and can occur from time to time, at our sole discretion, over the 36-month period commencing on June 23, 2025, subject to the satisfaction of certain conditions. Actual sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and our determinations as to the appropriate sources of funding for the Company and its operations. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the Lincoln Park Purchase Agreement,

On June 23, 2025, a registration statement (the “Initial Registration Statement”) was declared effective covering the resale of up to 17,000,000 shares of our common stock. On August 14, 2025, a registration statement (the “Second Registration Statement”) was declared effective covering the resale of up to 33,000,000 shares of our common stock.

In accordance with the Lincoln Park Purchase Agreement, we were required to pay Lincoln Park an initial commitment fee of $0.5 million, which was paid through the issuance of 1,612,903 shares of common stock on August 14, 2025. The initial commitment fee was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2025. An additional commitment fee of $0.5 million will be paid in cash or shares of common stock, or a combination of cash and shares of common stock, if and when we sell over $25.0 million of our common stock under the Lincoln Park Purchase Agreement.

As of the nine months ended September 30, 2025, we issued 44,575,496 shares under the Lincoln Park Purchase Agreement for gross proceeds of approximately $19.6 million. The Company incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement.

Subsequent to September 30, 2025, we issued 3.3 million shares under the Lincoln Park Purchase Agreement, raising an additional $1.9 million of capital through October 29, 2025.

CPRIT Grant

On September 19, 2022, we entered into the CPRIT Contract, pursuant to which CPRIT will provide us with the CPRIT Grant of $17.6 million subject to the terms of the CPRIT Contract, to fund approximately two-thirds of the continued development of REYOBIQ for the treatment of patients with LM. We recognized $3.8 million, $5.8 million, $4.9 million and $0.2 million of grant revenue during the nine months ended September 30, 2025, years ended December 31, 2024, 2023 and 2022, respectively, all of which has been received. The amounts recognized represents CPRIT’s share of the costs incurred for our REYOBIQ development for the treatment of patients with LM. As of September 30, 2025, we had $1.1 million of deferred grant liability related to the CPRIT Grant.

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

In addition, on August 7, 2025, the stockholders granted discretionary authority to the Company’s board of directors to (i) amend the Company’s Certificate of Incorporation to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares, or a “reverse stock split,” at a specific ratio within a range of one-for two (1-for-2) to a maximum of one-for-two hundred fifty (1-for-250), with the exact ratio to be determined by the board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within twelve (12) months of the date the proposal is approved by stockholders.

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

On August 22, 2025, the Company received a letter (the “August 2025 Letter”) from Nasdaq confirming its compliance with Nasdaq Listing Rule 5550(b). Specifically, the August 2025 Letter confirmed that the Company was in compliance with both (1) the Market Value of Listing Securities standard under 5550(b)(2), which requires certain companies to maintain a market value of listed securities of at least $35 million as well as compliance with (2) the alternative stockholders’ equity threshold under 5550(b)(1) or the Minimum Stockholders’ Equity Requirement. Accordingly, the Company satisfied two alternative criteria under Nasdaq Listing Rule 5550.

As a result of such compliance, Nasdaq permitted the Company the remainder of the previously announced grace period to regain compliance with the $1.00 bid price rule under Nasdaq Listing Rule 5550(a)(2), through November 12, 2025. Nasdaq previously required that the Company remedy the bid price deficiency by September 8, 2025, a deadline that no longer applies.

The August 2025 Letter also provided that, solely with respect to the Equity Standard, the Company remains subject to a one-year panel monitoring period, through August 22, 2026. If, within that one-year monitoring period, the Staff determines that the Company no longer satisfies the Equity Standard (and the Company is not then in compliance with one of the alternative standards under Rule 5550(b)), the Company will not be permitted to provide the Staff with a plan of compliance and the Staff is not permitted to grant additional time to regain compliance with the Equity Standard nor will the Company be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing before the Nasdaq Hearings Panel, which request would stay any further action by the Staff pending the ultimate outcome of the hearing.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the Equity Standard.

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

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024 is summarized as follows (in thousands):

	Nine Months Ended September 30,
Net cash provided by (used in):	2025	2024
Operating activities	$(14,518)	$(9,343)
Investing activities	223	(4,175)
Financing activities	27,508	6,187
Net change in cash and cash equivalents	$13,213	$(7,331)

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

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of September 30, 2025. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 of $14.5 million was primarily related to the net loss of $16.7 million and $4.7 million of changes to operating assets and liabilities, partially offset by $3.1 million of noncash financing expenses, $0.8 million of stock-based compensation expense, and $2.6 million of changes to the fair value of derivative instruments.

Net cash used in operating activities for the nine months ended September 30, 2024 of $9.3 million was primarily related to the net loss of $9.1 million and a $5.7 million change to the fair value of derivative instruments, partially offset by $3.5 million of noncash financing expenses and $0.8 million of changes to operating assets and liabilities.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2025 of $0.2 million was primarily related to the redemption of short-term investments of $11.3 million which was partially offset by the purchase of short-term investments of $11.1 million.

Net cash used in investing activities for the nine months ended September 30, 2024 of $4.2 million was related to the purchase of Biocept assets of $0.5 million, short-term investments of $7.1 million and purchase of fixed assets of $0.1 million, partially offset by the redemption of short-term investments of $3.7 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 of $27.5 million was related to $19.6 million in proceeds from the sale of common stock under the Lincoln Park Purchase Agreement, $15.9 million of proceeds from sale of common stock, Pre-Funded Warrants and warrants in connection with the March 2025 Private Placement, and $3.7 million of net proceeds from the issuance of notes payable and warrants, partially offset by $3.3 million repayment on the Pershing Credit Facility, $3.7 million repayment of Notes payable, $2.3 million of costs paid to investors pursuant to the Letter Agreement, $0.2 million of costs related to the sale of common stock, and $2.3 million of financing costs related to the return and cancellation of Private Placement Shares and Pre-Funded Warrants.

Net cash provided by financing activities for the nine months ended September 30, 2024 of $6.2 million was related to net proceeds of $7.3 million from the exercise of Series B Warrants from the May 2024 Private Placement and the drawdown of $3.3 million from the Pershing Credit Facility, partially offset by the repurchase of treasury stock for approximately $0.4 million and repayment of the principle balance under the Oxford loan of $4.0 million.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and there have been no material changes during the nine months ended September 30, 2025, other than what was disclosed in Note 2 of the accompanying condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must maintain compliance with Nasdaq's continued listing requirements and standards. The Company timely requested a hearing, which hearing took place as scheduled on July 15, 2025. On July 22, 2025, the Panel issued the July 2025 Decision granting the Company’s request for continued listing on Nasdaq, subject to the Company demonstrating compliance with (1) the Minimum Stockholders’ Equity Requirement pursuant to Listing Rule 5550 (b)(1) by August 14, 2025 by filing a timely public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance of the Minimum Stockholders’ Equity Requirement, and by

providing an indication of its equity following those transactions, with the option by including in the public filing a balance sheet not older than 60 days with pro forma adjustments for any significant transactions or events occurring on or before the report date; and (2) the Minimum Bid Requirement by September 8, 2025. On August 22, 2025, the Company received the August 2025 Letter from Nasdaq confirming its compliance with Nasdaq Listing Rule 5550(b). Specifically, the August 2025 Letter confirmed that the Company was in compliance with both (1) the Market Value of Listing Securities standard under 5550(b)(2), which requires certain companies to maintain a market value of listed securities of at least $35 million as well as compliance with (2) the alternative stockholders’ equity threshold under 5550(b)(1) or the Minimum Stockholders’ Equity Requirement. Accordingly, the Company satisfied two alternative criteria under Nasdaq Listing Rule 5550. As a result of such compliance, Nasdaq permitted the Company the remainder of the previously announced grace period to regain compliance with the $1.00 bid price rule under Nasdaq Listing Rule 5550(a)(2), through November 12, 2025. Nasdaq previously required that the Company remedy the bid price deficiency by September 8, 2025, a deadline that no longer applies. The August 2025 Letter also provided that, solely with respect to the Equity Standard, the Company remains subject to a one-year panel monitoring period, through August 22, 2026. If, within that one-year monitoring period, the Staff determines that the Company no longer satisfies the Equity Standard (and the Company is not then in compliance with one of the alternative standards under Rule 5550(b)), the Company will not be permitted to provide the Staff with a plan of compliance and the Staff is not permitted to grant additional time to regain compliance with the Equity Standard nor will the Company be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing before the Nasdaq Hearings Panel, which request would stay any further action by the Staff pending the ultimate outcome of the hearing.

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

On August 22, 2025, the Company received a letter (the “August 2025 Letter”) from Nasdaq confirming its compliance with Nasdaq Listing Rule 5550(b). Specifically, the August 2025 Letter confirmed that the Company was in compliance with both (1) the Market Value of Listing Securities standard under 5550(b)(2), which requires certain companies to maintain a market value of listed securities of at least $35 million as well as compliance with (2) the alternative stockholders’ equity threshold under 5550(b)(1) or the Minimum Stockholders’ Equity Requirement. Accordingly, the Company satisfied two alternative criteria under Nasdaq Listing Rule 5550.

As a result of such compliance, Nasdaq permitted the Company the remainder of the previously announced grace period to regain compliance with the $1.00 bid price rule under Nasdaq Listing Rule 5550(a)(2), through November 12, 2025. Nasdaq previously required that the Company remedy the bid price deficiency by September 8, 2025, a deadline that no longer applies.

The August 2025 Letter also provided that, solely with respect to the Equity Standard, the Company remains subject to a one-year panel monitoring period, through August 22, 2026. If, within that one-year monitoring period, the Staff determines that the Company no longer satisfies the Equity Standard (and the Company is not then in compliance with one of the alternative standards under Rule 5550(b)), the Company will not be permitted to provide the Staff with a plan of compliance and the Staff is not permitted to grant additional time to regain compliance with the Equity Standard nor will the Company be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing before the Nasdaq Hearings Panel, which request would stay any further action by the Staff pending the ultimate outcome of the hearing.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement or that the Company will maintain compliance with the Equity Standard.

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

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

The following table provides certain information with respect to the Company's purchases of its common stock for the three months ended September 30, 2025.

	Company Purchases of Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(1)
July 1 - 31, 2025	-	$-	-	$-
August 1 - 31, 2025	955,150	$0.66	955,150	$-
September 1 - 30, 2025	2,517,590	$0.66	2,517,590	$-
Total	3,472,740	$0.66	3,472,740	$-
(1)
On March 4, 2025, the Company entered into a securities purchase agreement with various purchasers (the “Purchasers”), pursuant to which the Company issued to such Purchasers in a private placement (“March 2025 Private Placement”) common stock of the Company. On June 17, 2025, the Company and the Purchasers entered into a letter agreement (the “Letter Agreement”) with each of the Purchasers in an effort to, among other items, minimize the dilutive impact of the March 2025 Private Placement. The Letter Agreement provided for the return and cancellation of Private Placement Shares and Pre-Funded Warrants. Refer to Note 13. Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Letter Agreement.

Item 5. Other Information

On October 28, 2025, the Company entered into an amendment to the Letter Agreement and the Support Letters with certain March 2025 Private Placement Purchasers (the “Amendment Agreement”), pursuant to which (a) the Support Letters were terminated other than with respect to the participation rights granted therein, and (b) the repayment mechanism under the Letter Agreement was modified. As modified, the Company is no longer required to use 90% of the proceeds from any subsequent financing to repay the March 2025 Private Placement Purchasers. Instead, the Company is only required to retain sufficient funds in an interest bearing account to cover such repayment obligations and make such repayments upon request by any March 2025 Private Placement Purchaser who executed the Amendment Agreement until each such purchaser has received cash either from the Company or from reselling securities acquired in the March 2025 Private Placement in an amount equal to 115% of the purchase price such purchaser paid in the March 2025 Private Placement. If such requests are made, the requesting purchaser must return shares acquired in the March 2025 Private Placement at a value of $0.66 per share. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Certificate of Amendment to the Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/02/2025

3.8	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

4.1	Description of Securities		10-K	001-34375 Exhibit 4.1	03/30/2020

4.2	Form of Common Stock Certificate		10-K	001-34375 Exhibit 4.33	03/09/2018

4.3	Form of Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	05/09/2024

4.4	Form of Amendment and Restatement of the May 2024 Series A Warrant		10-Q	011-34375 Exhibit 4.7	08/14/2024

4.5	Form of Amendment and Restatement of the May 2024 Series B Warrant		10-Q	011-34375 Exhibit 4.8	08/14/2024

4.6	Form of Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	02/18/2025

4.7	Form of Warrant issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 4.2	02/18/2025

4.8	Form of Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	03/04/2025

4.9	Form of Amended March 2025 Series B Warrant		8-K	001-34375 Exhibit 4.1	06/17/2025

10.1	Form of Support Letter, dated July 11, 2025, by and between Plus Therapeutics, Inc. and certain holders		S-1	333-289526 Exhibit 10.41	08/12/2025

10.2	Amended & Restated 2020 Stock Incentive Plan, amended August 7, 2025	X

10.3	Form of Amendment Agreement, dated October 28, 2025	X

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-1.04(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: October 30, 2025		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: October 30, 2025		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)