Form 10-K
period 2025-12-31
PLUS THERAPEUTICS, INC.
filed 2026-03-12
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34375

PLUS THERAPEUTICS, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	33-0827593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6420 LEVIT GREEN BOULEVARD, SUITE 310, HOUSTON, TX	77021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 255-7194

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PSTV	Nasdaq Capital Market

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

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $31.9 million based on the closing sales price of the registrant’s common stock on June 30, 2025 as reported on the Nasdaq Capital Market, of $0.35 per share.

As of March 10, 2026, there were 171,550,698 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUS THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our intent or ability to regain and maintain compliance with Nasdaq listing standards; our strategic collaborations and license agreements, intellectual property, U.S. Food and Drug Administration and European Medicines Agency approvals and interactions and government regulation; the potential size of the market for our product candidates; our research and development efforts; results from our preclinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; competition; future development and/or expansion of our product candidates and therapies in our markets; sources of competition for any of our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; our ability to satisfy our obligations under the terms of our capital raising transactions including registering shares issuable in such transactions; portions of the “Liquidity and Capital Resources” section of this Annual Report on Form 10-K (“Form 10-K”) including our potential need for additional financing and the availability thereof; our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets; our ability to continue as a going concern; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug and medical device product manufacturing to a contract drug and medical device manufacturing organization; the potential enhancement of our cash position through development, marketing, and licensing arrangements; our ability to timely and efficiently launch our CNSide® Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”), and expand the CNSide platform for Immunocytochemistry (“ICC”), Fluorescence In Situ Hybridization (“FISH”) and Next Generation Sequencing (“NGS”); receipt of grant revenue; and a material security breach or cyber security attack affecting our operations and property. The forward-looking statements included in this report could differ materially from those expressed or implied by these forward-looking statements because of risks, uncertainties and other factors that include, but are not limited to, the risks described under Risk Factors” included below.

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

General

Plus Therapeutics is a U.S. healthcare company developing and commercializing precision diagnostics and targeted radiopharmaceuticals for central nervous system (“CNS”) cancers. CNSide Diagnostics, LLC (“CNSide Diagnostics”) is our wholly owned subsidiary that develops and commercializes proprietary laboratory-developed tests, such as CNSide®, designed to identify tumor cells that have metastasized to the central nervous system in patients with carcinomas and melanomas. In radiopharmaceuticals, our lead candidate, rhenium (186Re) obisbemeda, is designed specifically for CNS cancers including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”) by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. Our acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

Traditional approaches to radiation therapy for cancer, such as external beam radiation, have many disadvantages including continuous treatment for four to six weeks (which is onerous for patients), that the radiation damages healthy cells and tissue, and that the amount of radiation delivered is very limited and, therefore, is frequently inadequate to fully destroy the cancer.

Our novel radioactive drug formulations, medical devices and therapeutic candidates have the potential to overcome these disadvantages as they are designed to deliver safe and effective doses of radiation at the tumors—potentially in a single treatment. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient-absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

By minimizing radiation exposure to healthy tissues while simultaneously maximizing locoregional delivery and, thereby, efficacy, we hope to reduce the radiation toxicity for patients, improving their quality of life and life expectancy. Our radiotherapeutic platform, combined with advances in neurosurgery, nuclear medicine, interventional radiology, neuro-oncology, and radiation oncology, affords us the opportunity to target a broad variety of cancer types.

The CNSide Cerebrospinal Fluid Assay is currently being utilized in the ReSPECT-LM clinical trial funded by the Cancer Prevention and Research Institute of Texas (“CPRIT”). In connection with our business plan for developing the CNSide Platform, we formed CNSide Diagnostics and our board of directors appointed a board of managers for CNSide Diagnostics. We re-introduced the CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”), which is a laboratory developed test (“LDT”) in August 2025. The laboratory for the CNSide Test in Houston, Texas has received a certificate of accreditation from the Centers for Medicare & Medicaid Services (“CMS”) which deems the lab compliant with Clinical Laboratory Improvement Amendments (“CLIA”) regulations. Furthermore, CNSide Diagnostics has signed national agreements to provide the CNSide Test with UnitedHealthcare Insurance Company and Humana, Inc. effective September 15 and October 29, 2025, respectively. These agreements expand access to more than 67 million covered lives across the United States.

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

Potential Advantages of Rhenium (186Re) obisbemeda as a treatment for Recurrent GBM

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
•
Rhenium (186Re) obisbemeda is designed to effectively treat a bulk tumor and microscopic disease that has already invaded healthy tissue.
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

ReSPECT-GBM Trial for Recurrent GBM

GBM affects approximately 15,000 patients annually in the U.S. and is the most common and lethal form of brain cancer. The average life expectancy with GBM is less than 24 months, with a one-year survival rate of 40% and a five-year survival rate of around 5%. There is no clear standard of care for recurrent GBM and the few currently approved treatments provide only marginal survival benefit and are associated with significant side effects, which limit dosing and prolonged use. Approximately 90% of patients experience GBM tumor recurrence at or near the original tumor location, yet there are no FDA-approved treatments in the recurrent or progressive setting that can significantly extend a patient’s life. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains, and tumor regrowth occurs within months. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved the overall survival (“OS”) for GBM patients over past decades, and a significant unmet medical need persists.

While EBRT has been shown to be safe and has temporary efficacy in many malignancies including GBM, typically at absorbed, fractionated radiation dose of ~30 Gray in GBM, this maximum possible administered dose is always limited by toxicity to the normal tissues surrounding the malignancy and because EBRT requires fractionation to manage toxicity, maximum EBRT limits are typically reached before long-term efficacy is reached. Because of this limitation, EBRT cannot provide a cure or long-term control of GBM and GBM always recurs within months after EBRT. In contrast, locally delivered and targeted radiopharmaceuticals that precisely deliver radiation in the form of beta particles, such as Iodine-131 for thyroid cancer, are known to be safe and effective and minimize exposure to normal cells and tissues especially with optimal administered dose and minimizing exposure to normal tissue. The locally delivered rhenium (186Re) obisbemeda is designed for and provides patient tolerability and safety. Though no rhenium (186Re) obisbemeda head-to-head trial with chemo, immune, EBRT or systemic radiopharmaceutical products have been conducted, patient tolerability and safety considerations have been reported as expected.

In 2020, the FDA granted rhenium (186Re) obisbemeda orphan drug designation for the treatment of GBM and Fast Track designation for the treatment of recurrent GBM.

Rhenium (186Re) obisbemeda is under clinical investigation in a Phase 1/2 multicenter, sequential cohort, open-label, volume and dose escalation study (“ReSPECT-GBM”) of the safety, tolerability, and distribution of rhenium (186Re) obisbemeda given by CED catheters to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment. The trial is funded through Phase 2 in large part by a National Institute of Health/National Cancer Institute grant.

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

The ReSPECT-LM Phase 1 clinical trial (ClinicalTrials.gov NCT05034497) was preceded by preclinical studies in which tolerance to doses of rhenium (186Re) obisbemeda as high as 1,075 Gy were shown in animal models with LM without significant observed toxicity. Furthermore, treatment led to a marked reduction in tumor burden in both C6 and MDA-231 LM models.

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

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of December 31, 2025, we had received approximately $15.9 million in milestone payments under the CPRIT Contract.

Interim results showed that a single treatment with rhenium (186Re) obisbemeda resulted in a consistent decreased cerebrospinal fluid (“CSF”) circulating tumor cell (“CTC”) count/ml and was tolerated by all LM patients. Rhenium (186Re) obisbemeda is an outpatient administration and treatment and is easily and safely administered through a standard intraventricular catheter (Ommaya Reservoir), distributed promptly throughout the CSF, and with durable retention in the leptomeninges at least through day seven. All patients have shown well tolerated prompt and durable rhenium (186Re) obisbemeda distribution throughout the subarachnoid space.

In November 2023, the FDA granted orphan drug designation to rhenium (186Re) obisbemeda for the treatment of patients with breast cancer with LM.

On December 12, 2023, we announced our partnership with K2bio to implement the CNSide Test.

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

In March 2025, the FDA granted orphan drug designation to rhenium (186Re) obisbemeda for the treatment of LM in patients with lung cancer.

In November 2025, we had our end of phase 1 meeting with the FDA. During this meeting, FDA conveyed that while accelerated approval may be appropriate for this indication, there are insufficient data to support the use of CTCs as an intermediate clinical endpoint, and there was discussion that additional steps would be necessary to validate CTCs as a surrogate endpoint to potentially support other future applications. The FDA recommended that the study evaluate an endpoint with established clinical benefit, such as overall survival, while encouraging further study of reported outcomes and neurologic function as endpoints that could potentially support a marketing application. We agreed with FDA that CTCs could be considered for use as a secondary endpoint. We discussed with the FDA a randomized controlled trial design approach and that the study may include an itrathecal chemotherapeutic as a comparator, as well as approaches to standardize the comparator and any additional interventions available under the trial protocol. The FDA conveyed it may be reasonable to incorporate multiple histologies (i.e., multiple underlying disease etiologies) in a single trial. We plan to consider the Agency’s feedback and propose an updated protocol for our next study for FDA’s feedback.

In December 2025, we reported completion of the ReSPECT-LM single dose trial showed rhenium (186Re) obisbemeda was well-tolerated up to a maximum tolerated dose of 66mCi, with a recommended phase 2 dose of 44.1 mCi, and absorbed doses delivered of >300 Gy observed. We also reported the ReSPECT-LM open label, multidose Phase 1/2 trial initiation to identify maximum tolerated dose across varying dosing intervals and to characterize efficacy of multiple doses at optimal dose selected by assessing response using the CNSide Test. Enrollment in Cohort 1 has begun with delivery of 13.2 mCi at 3 intervals with one patient receiving all doses without dose limiting toxicity.

Our ReSPECT LM Multi-dose Phase 1/2 Study is currently enrolling patients for the Phase 2 portion of the Study.

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

In August 2021, we announced plans for treating pediatric brain cancer at the 2021 American Association of Neurological Surgeons Annual Scientific Meeting. In July 2021, we reported that we had received FDA feedback pertaining to a pre-IND meeting briefing package in which the FDA stated that we are not required to perform any additional preclinical or toxicology studies. A new IND submission was made in 2023.

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

Effective September 1, 2024, we entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million fund for research and development purposes (“DoD Award”) over a three-year period. The DoD Award will be used to support the planned expansion of our clinical trial for pediatric brain cancer. We anticipate enrolling our first patient for our Phase 1 ReSPECT-PBC clinical trial in 2026.

On June 25, 2025, we announced that the FDA cleared our IND application (No. 168178) for rhenium (186Re) obisbemeda for the treatment of pediatric patients with supratentorial recurrent, refractory, or progressive high-grade glioma (“HGG”) and ependymoma. The Phase 1/2a trial is a two-part, single-arm, prospective study aimed at determining the maximum tolerated dose (“MTD”), safety, and tolerability of rhenium (186Re) obisbemeda in pediatric patients aged 6 to 21 years (with consideration for patients up to 25 years on a case-by-case basis).

Key elements of the trial design include:

•
Phase 1a/b (dose escalation): This phase will enroll an estimated 24 patients using a modified 3+3 dose escalation scheme to establish the MTD and recommended Phase 2 dose (“RP2D”). Safety assessment and alignment with the FDA will occur at defined intervals.
•
Phase 2a: This phase will enroll approximately 32 patients (12 with ependymoma and 20 with HGG) at the RP2D to assess efficacy.
•
We anticipate beginning enrollment in our ReSPECT-PBC clinical trial, with our first patient enrolled, in 2026.

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

Subsequently, the FDA has informed us that 188RNL-BAM will be regulated as a medical device under the Federal Food, Drug, and Cometic Act (“FDCA”).

The CNSide CSF Assay Platform

The CNSide CSF Assay Platform consists of four LDTs used for detection, quantification, and characterization of tumor cells in patients with LM. The CNSide Platform facilitates tumor cell detection/enumeration and biomarker identification using cellular assays (tumor cell enumeration (“TCE”), immunocytochemistry (“ICC”), and fluorescence in situ hybridization (“FISH”)) and molecular assays (next-generation sequencing (“NGS”)). The CNSide Test is currently being used in the ReSPECT-LM trial as an exploratory endpoint.

Since acquiring the CNSide Platform in 2024, we have established infrastructure to support a scalable and centralized testing laboratory in Houston, TX that will service the U.S. market. We have been executing on our commercial market access strategy, which includes prioritized state licensure, proprietary reimbursement codes, commercial and government payor coverage, and value-based pricing to optimize revenue. We re-introduced the CNSide Platform first in Texas in August of 2025, signed a national agreement to provide the CNSide Test with UnitedHealthcare Insurance Company and Humana, Inc., and obtained state licensure for 49 of 50 US states by January 2026, with the remaining license for the state of New York on track for 2027. In parallel, we expect to launch a portfolio of additional CSF tumor characterization tests that expand our CNSide testing platform later in 2026.

When the CNSide CSF Assay Platform was previously commercially available, market acceptance and adoption were widespread, with several national and regional commercial payor agreements in place and the test in regular use at major cancer centers across the U.S. We are now in contact with the legacy payors and healthcare providers to support our commercial scale up in 2026. Finally, we have hired experienced leadership with expertise in the development and commercialization of clinical diagnostic technologies on a large scale.

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

The licensed radiolabeled nanoliposome platform was developed by a multi-institutional consortium based in Texas at the Mays Cancer Center / UTHSCSA MD Anderson Cancer Center led by Dr. Andrew Brenner, MD, PhD, who is the Kolitz Chair in Neuro-Oncology Research and Co-Leader of the Experimental and Developmental Therapeutics Program. The technology was previously owned by NanoTx and funded by both the NIH/NCI and CPRIT. There is an active $3 million award from NIH/NCI that is expected to financially support the continued clinical development of rhenium (186Re) obisbemeda for recurrent GBM.

Manufacturing

For rhenium (186Re) obisbemeda, we have entered into master services agreements with third parties, including Piramal Pharma Solutions, Inc., ABX Advanced Biochemical Compounds GmbH, Telix IsoTherapeutics Group, LLC, Radiomedix, Inc., Alamo Nuclear Pharmacy Services, Inc., and Nuke Med, Inc. (aka SpectronRx) in connection with the development, manufacture, and supply of our rhenium (186Re) obisbemeda drug product. Upon completion of the research and development phase of a drug candidate, certain parts of the manufacturing processes for such candidate may be transferred to contract manufacturers to support clinical trials and commercial release. Upon approval of our drug candidates, we expect our manufacturing capabilities to include validated manufacturing processes for the drug product as well as a quality assurance product release process with the ability to ultimately scale-up the process to meet increasing market demands. We believe our strategic investments in our analytical, development and manufacturing capabilities, including personnel with expertise from drug discovery through drug development, will allow us to advance our product candidates more quickly. Expertise gained in manufacturing our drug products may be applied to other formulations in the future, further leveraging our capabilities.

With respect to CNSide, dedicated manufacturing operations for the CNSide platform have been established, including production of proprietary microfluidic chips and associated reagents. Automation of key production steps, together with defined process and quality controls, has improved efficiency and strengthened manufacturing reliability. These advancements have transitioned CNSide manufacturing from development-stage workflows into a scalable production platform.

The design and planned build-out of the Levit Green facility are advancing, with the objective of increasing production capacity and further standardizing operations. In parallel, ERP infrastructure is being implemented to enhance inventory visibility and production planning in support of anticipated manufacturing growth.

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

Significant competitors that have reported drug development programs or clinical laboratory tests at various clinical stages for the various indications listed include, but are not limited to:

Recurrent Glioblastoma

EnGeneIC, Berg, Istari, AstraZeneca, Novartis, PharmAbcine, Kairos, Midatech, Oncovir, Infuseon, Astellas, NanoPharmaceuticals, Erasca, OX2, Crimson BioPharm, TMUNITY, Pfizer, Arcus, Photolitec, Samus, DNAtrix, ImmVira, BerGenBio, Boston Scientific, BeiGene, GSK, Bristol Myers Squibb, Eli Lilly, Sumitomo, QED, Chimerix, Accenda, Oblato, VBI, INIGHTEC, Sonalasense, VBL, Medicenna, Mimiva, Gilead, CNS Pharmaceuticals, VAXIMM, Incyte, Celularity, Medicinova, Karyopharm, Nerviano Medical Sciences, Merck, Telix, Neonc, Nuvation Bio, Aadi, ERC, Kazia, Xoft, Basilea, Vigo, Biohaven, Bayer, Kintara, CarThera, Everfront Biotech, and others have reported drug development programs at various clinical stages for recurrent GBM.

Leptomeningeal Metastases

Kazia, AstraZeneca, Pfizer, Daiichi-Sankyo, Genentech, Janssen, NRG Oncology, Angiochem, and others have reported drug development programs at various clinical stages for LM.

Pediatric Brain Cancer

AstraZeneca, Bristol Myers Squibb, Chimerix, Celgene, Eli Lilly, Nektar Therapeutics, Istari Oncology, Novartis, NovoCure, Takeda, Y-mAbs, Cellectar, and others have reported drug development programs at various clinical stages for PBC.

Liver Cancer

Boston Scientific, SIR-TEX, ABK Biomedical, and others have reported radioembolization therapy product development programs for liver cancer.

CNSide Test

Menarini, Belay Diagnostics, BillionToOne, FYR Diagnostics, Cerevention, Genomic Testing Cooperative, Predicine, Neogenomics, Quest, and LabCorp are current or potential future competitors of our CNSide Test.

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

We license the proprietary formulation and proprietary methods of manufacture of the nanoliposome-encapsulated radionucleotides. rhenium (186Re) obisbemeda, 188RNL-BAM, and their method of manufacture are covered by a U.S. patent that will expire in December 2026. Patent term extension, codified in 35 U.S.C. §156, provides a means of recapturing time lost during the regulatory approval process. Based upon this regulation, we will apply for patent term extension for this patent for the time lost to development and regulatory review for rhenium (186Re) obisbemeda. This has the potential to extend patent coverage for this product for up to another five years.

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

We have broad patent protection related to the CNSide Platform, including our ownership of the following patents, patent families and applications:

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

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union (“EU”), extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical and medical device products. The processes for obtaining regulatory clearances, authorizations, or approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. Nanoparticle oncology drug candidates must receive regulatory approvals from the European Commission and the FDA and from other government authorities prior to sale of the product candidates in their respective jurisdictions.

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
•
Submission of an NDA to the FDA that includes evidence that the drug is safe for use under the conditions in the proposed labeling and substantial evidence of effectiveness from results of clinical trials, as well as the results of preclinical testing, detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product;
•
Potential FDA audit of the preclinical and clinical trial sites that generated the data in support of the NDA;
•
Satisfactory completion of FDA inspections of the manufacturing facilities at which the product candidate is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate; and
•
FDA review and approval of the NDA, including agreement on post-marketing requirements or commitments, if applicable.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of some preclinical tests must comply with federal regulations and requirements, including as applicable, GLP and the Animal Welfare Act. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Additional preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational drug product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. study participants and subsequent protocol amendments must be submitted to the FDA as part of the IND. Foreign studies conducted under an IND generally must meet the same requirements that apply to studies being conducted in the United States. The informed written consent of each study patient must be obtained before the patient may begin participation in the clinical trial. The study protocol, study plan, and informed consent forms for each clinical trial must be reviewed and approved by an IRB for each clinical site, and the study must be conducted under the auspices of an IRB for each trial site. Investigators and IRBs must also comply with FDA regulations and guidelines, including those regarding oversight of study participant informed consent, complying with the study protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events.

Clinical trials to support drug products for marketing approval are typically conducted in three sequential phases, but the phases may overlap. Phase 1 involves the initial introduction of the drug product into healthy human subjects or patients. In Phase 1 trials, the product is tested to assess safety, metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimal dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug product. Under certain circumstances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by confirmatory evidence. Additionally, post-approval or Phase 4 studies and trials, may be conducted after initial marketing approval. These studies are often used to gain additional information about use of the product for its approved indication, and may at times be required by the FDA.

The decision to suspend or terminate development of a product candidate may be made by either a health authority body, such as the FDA, by an IRB, or by a company for various reasons and during any phase of clinical trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial participants. In most cases, in addition to sponsor oversight, clinical trials are also overseen by an independent data safety monitoring board (“DSMB”), which is a separate, independent group of qualified experts organized by the trial sponsor to evaluate at designated points in time whether or not a trial may move forward and/or should be modified. These decisions are based on unblinded access to data from the ongoing trial and generally involve determinations regarding the benefit-risk ratio for study patients and the scientific integrity and validity of the clinical trial.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious disease or condition, or of an investigational drug that has received Fast Track designation or Breakthrough Therapy designation, is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an application is prepared and submitted to the FDA to request marketing approval for the product candidate in specific indications. FDA approval of the drug product is required before marketing of the product may begin in the United States. The drug product must include all relevant results of preclinical, clinical, and other testing and a compilation of data relating to the product candidate’s pharmacology, chemistry, manufacture, and controls, including negative or ambiguous results as well as positive findings. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA. The cost of preparing and submitting a drug product application is substantial. Under the Prescription Drug User Fee Act (“PDUFA”), the submission of most drug product applications is subject to a substantial application user fee, and the applicant under an approved drug product is also subject to an annual program fee for each prescription product, subject to certain limited deferrals, waivers and reductions that may be available. These fees are typically increased annually. The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission, in which case the NDA will have to be updated and resubmitted. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. The FDA’s PDUFA review goal is to review 90% of priority applications within six months of filing and 90% of standard applications within 10 months of filing. Priority review may be granted to an application for a product candidate that the FDA determines has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority review may be extended by the FDA for three additional months if the FDA determines that a major amendment has been submitted.

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

Expedited Programs

In the United States, a product may be granted Fast Track designation if it is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for such condition. With Fast Track designation, the sponsor may be eligible for more frequent opportunities to obtain the FDA’s feedback, and the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the remaining information. Even if a product receives Fast Track designation, the designation can be rescinded and provides no assurance that a product will be reviewed or approved more expeditiously than would otherwise have been the case, or that the product will be approved at all.

The FDA may designate a product candidate as a breakthrough therapy if it finds that the product candidate is intended, alone or in combination with one or more other product candidates or approved products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For product candidates designated as breakthrough therapies, more frequent interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Product candidates designated as breakthrough therapies by the FDA may also be eligible for six month priority review. The receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval by the FDA. In addition, the FDA may later decide that a product candidate that has been designated as a breakthrough therapy no longer meets the conditions for designation.

Accelerated approval under FDA regulations allows a product designed to treat a serious or life-threatening disease or condition that provides a meaningful therapeutic advantage over available therapies to be approved on the basis of either an intermediate clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. Approvals of this kind typically include requirements for confirmatory clinical trials to verify and describe the clinical benefit. These confirmatory trials must be completed with due diligence and the FDA is authorized to require that such post-approval studies be underway prior to approval or within a specific time period after the date accelerated approval is granted, and the agency has issued guidance as to what constitutes such a study being “underway.” The FDA is also required to specify conditions of any required post-approval confirmatory trial. Sponsors are required to submit progress reports for required post-approval studies and any conditions required by the FDA. The FDA may initiate enforcement action for the failure to conduct with due diligence a required post-approval trial, including a failure to meet any required conditions, which may include enrollment targets, the study protocol and study milestones, specified by the FDA, or to submit timely reports. All promotional materials for product candidates approved under accelerated approval regulations are subject to prior review by the FDA.

The FDA may grant priority review to a product candidate, which sets the target date for FDA action on the application at six months from FDA filing, or eight months from NDA submission. Priority Review may be granted where a product is intended to treat a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in safety or effectiveness of the treatment, prevention, or diagnosis of that condition. If criteria are not met for Priority Review, the standard FDA review period is ten months from FDA filing or 12 months from NDA submission. Priority Review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

After the FDA grants orphan drug designation, the generic identity of the drug product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. However, orphan drug designation does entitle a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax credits for certain research and user fee waivers under certain circumstances. In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan drug designation, the product is entitled to seven years of market exclusivity, which means the FDA may not approve any other application for the "same drug" for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the product sponsor is unable to assure the availability of sufficient quantities of the product to meet patient needs. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different indication.

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
•
FDA deems eligible for priority review;
•
is an original NDA or Biologics License Application (“BLA”);
•
relies on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population;
•
does not seek approval for an adult indication in the original rare pediatric disease product application; and
•
is approved after September 30, 2016.

Before NDA or BLA approval or licensure, the FDA may designate a product in development as a product for a rare pediatric disease, but such designation is not required to receive a voucher.

To receive a rare pediatric disease priority review voucher, a sponsor must notify the FDA, upon submission of the NDA or BLA, of its intent to request a voucher. If the FDA determines that the NDA or BLA is a rare pediatric disease product application, and if the NDA or BLA is approved or licensed, the FDA will award the sponsor of the NDA or BLA a voucher upon approval of the NDA or BLA. The FDA may revoke a rare pediatric disease priority review voucher if the product for which it was awarded is not marketed in the U.S. within 1 year of the product’s approval.

The voucher, which is transferable to another sponsor, may be submitted with a subsequent application and entitles the holder to priority review of that subsequent application. The sponsor submitting the priority review voucher must notify the FDA of its intent to submit the voucher with the application at least 90 days prior to submission of the application and must pay a priority review user fee in addition to any other required user fee. The FDA must take action on an application under priority review within six months of receipt of the application.

Currently, the rare pediatric disease priority review voucher program will sunset after September 30, 2029. FDA may not award any priority review vouchers under this program after September 30, 2029.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), certain NDAs must include an assessment, based on clinical data, of the safety and effectiveness of the product candidate in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at a company’s request or by its own initiative, including waivers for certain products not likely to be used in a substantial number of pediatric patients. Products with orphan drug designation are exempt from these requirements for orphan-designated indications with no formal waiver process required. However, any original NDA submitted on or after August 18, 2020 for a new active ingredient must contain reports on molecularly targeted pediatric cancer investigations, unless the requirement is waived or deferred, if the drug that is the subject of the application is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA has determined is substantially relevant to the growth or progression of a pediatric cancer. This requirement applies even if the adult cancer indication does not occur in the pediatric population, and even if the drug is for an adult indication for which orphan designation has been granted.

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

Market Exclusivity

In the United States and elsewhere, certain regulatory exclusivities and patent rights can provide an approved drug product with protection from certain competitors’ products for a period of time and within a certain scope. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 (“the Hatch-Waxman Act”) amended the FDCA to establish two abbreviated approval pathways for pharmaceutical products that are in some way follow-on versions of already approved products. In exchange, the Hatch-Waxman Act also provides certain periods of exclusivity for a branded drug product that would serve as a reference listing drug (“RLD”) for a generic drug applicant filing an abbreviated new drug application (“ANDA”) under section 505(j) of the FDCA or as a listed drug for an applicant filing an NDA under section 505(b)(2) of the FDCA. If such a product is a new chemical entity (“NCE”), meaning that the active moiety has never before been approved in any drug product, there is a period of five years from the product’s approval during which the FDA may not receive or file any ANDA or 505(b)(2) application for a drug with the same active moiety. However, there are circumstances under which the follow-on application can be submitted at four years, and there are provisions that operate to preclude approval of the application for an additional period of time. NCE exclusivity does not block approval of a “full” NDA (generally, an NDA in which the data are the sponsor’s or for which the sponsor has obtained a right of reference). A drug product that is not an NCE may qualify for a three-year period of exclusivity if its NDA contains new clinical data (other than bioavailability studies), derived from studies conducted by or for the sponsor, that were necessary for approval. In this instance, the three-year exclusivity period does not preclude receipt, filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application during the three-year exclusivity period. This three-year exclusivity applies only to the conditions of approval that required submission of the clinical data.

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

Good Manufacturing Practices. Companies engaged in manufacturing drug products or their components, including contract manufacturers, must comply with applicable cGMP requirements, which include requirements regarding organization and training of personnel, building and facilities, equipment, control of components and drug product containers, closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls and records and reports. The FDA inspects equipment, facilities and manufacturing processes before approval and conducts periodic re-inspections after approval. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. Failure to comply with applicable cGMP requirements or the conditions of the product’s approval may lead the FDA to take enforcement actions, such as issuing a warning letter, or to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, imposition of operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution.

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

Medical Device Premarketing Authorization

Under the FDCA, unless a device is exempt or marketed under an FDA enforcement discretion, premarketing, clearance, authorization, or approval is required to commercially distribute a new medical device in the U.S. market. A new medical device could either be a device that has not previously received marketing authorization, clearance or approval in the US, or a previously authorized, cleared, or approved device that has been changed in such a way that would require a new marketing submission. Changes that could require a new marketing application submission for an existing device may relate to, but are not limited to, the intended use of the device, the indications for use, manufacturing, and technological characteristics or functionalities. The type of marketing authorization, clearance, or approval is generally linked to the classification of the device.

The FDA classifies medical devices into three classes based on risk. Regulatory control increases from Class I (lowest risk) to Class III (highest risk). As the risk of the device increases, so does FDA’s requirements for premarket review. Generally, all Class III and some Class II medical devices will require clinical testing to adequately demonstrate the safety and effectiveness of the device prior to FDA approval or clearance of the device for commercialization. The extent to which FDA is involved in the development of clinical trial protocols depends, in part, on whether the study is a significant risk (“SR”) study or a nonsignificant risk (“NSR”) study. Before testing begins, all clinical studies must obtain IRB approval and for SR medical devices an Investigational Device Exemption (“IDE”) must be obtained from the FDA. This exemption allows for clinical testing while ensuring participant safety and adherence to ethical standards. Though the regulatory requirements for an NSR study are less burdensome than those for a SR study, all clinical trials can be time consuming and costly and may not result in our desired outcomes.

Class I devices are those for which safety and effectiveness can be reasonably assured by adherence to a set of regulations referred to as general controls, which require compliance with the applicable portions of FDA’s Quality Management System Regulation (“QMSR”), facility registration and device listing, reporting of deaths, serious adverse events and certain malfunctions, which is referred to as medical device reporting, reporting of recalls (corrections and removals), and truthful and non-misleading labeling and promotional materials. Most Class I devices are exempt from the premarket notification requirements (i.e., 510(k)-exempt).

Laboratory Developed Devices

Government authorities in the United States and in other countries also regulate clinical laboratories and clinical lab tests, including LDTs. In order to perform clinical lab tests, report results and bill payers for these tests, clinical labs must obtain and maintain certification under the federal Clinical Laboratories Improvement Amendments (“CLIA”) regulations and they also may be subject to licensure and regulation under certain state laws. On May 6, 2024, the FDA issued a final rule amending the definition of an in vitro diagnostic (“IVD”) device to include tests manufactured by a clinical laboratory. This rule would have required LDTs to comply with the same general regulatory requirements as other medical devices. Two lawsuits challenging FDA’s authority to regulate LDTs—one by the American Clinical Laboratory Association and the other by the Association for Molecular Pathology—were filed in federal district courts in Texas in 2024 and were subsequently consolidated.. On March 31, 2025, the court issued an order vacating the final rule, thereby overturning the rulemaking’s associated requirements. The district court ruled that FDA lacks jurisdiction to regulate LDTs because they do not meet the definition of a medical device under the FDC Act. The government did not appeal.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. For example, the VALID Act, introduced in 2021, in 2023 and again in 2025, would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. It is unclear whether the court decision will renew interest in a legislative path for LDT regulation.

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

PMA Process

Class III devices include devices deemed by FDA to pose the greatest risk, such as life-supporting or life-sustaining devices, or implantable devices. With a few exceptions for certain types of devices classified into Class III that were in commercial distribution in the U.S. before May 28, 1976 and those placed into Class III by operation of law (i.e., novel devices not previously classified), Class III devices are subject to the pre-market approval (“PMA”) process which requires the manufacturer to independently demonstrate that a medical device is safe and effective for its intended use. This process is generally much more time-consuming and expensive than the 510(k) or de novo processes. The PMA process involves a complex and lengthy testing process that is subject to review by the FDA and may require several years to complete. The sponsor may need to first obtain an investigational device exemption (for significant risk devices), known as an IDE, in order to conduct extensive clinical testing of the device to obtain the necessary clinical data for submission to the FDA. Prior to obtaining approval, the manufacturer typically undergoes a bioresearch monitoring (“BIMO”) audit of the supporting clinical trial and a manufacturing audit, which may raise concerns that could lengthen the process and potentially raise unforeseen issues that undermine the approvability of the product. The FDA may also require review by an advisory panel, which can further lengthen the process.

The FDA will approve a PMA only if after evaluating the supporting technical data it finds that the PMA contains sufficient, valid scientific evidence to establish a reasonable assurance that the device is safe and effective for its intended use(s). This approval may be granted with post-approval requirements including inspection of manufacturing facilities, additional patient follow-up for an indefinite period of time, and/or a post-approval clinical study or studies.

Exempt Devices

If a manufacturer’s device falls into a generic category of Class I or Class II devices that FDA has exempted by regulation, a premarket notification is not required before marketing the device in the U.S. (most Class I devices, and some Class II devices, are 510(k)-exempt.) Manufacturers of such devices are required to comply with FDA’s general controls, including FDA’s establishment registration and device listing requirements. Some 510(k)-exempt devices are also exempt from QMSR requirements, except for the QMSR’s requirements relating to records and complaint files.

Device Modifications post-clearance or approval

Medical devices can be marketed only for the indications for which they are cleared, authorized or approved. After a device has received 510(k) clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510(k) clearance or, depending on the modification, a de novo classification request or PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may, if it disagrees with the manufacturer’s determination, require the manufacturer to cease marketing and possibly recall the modified device until a new 510(k) clearance, de novo authorization or PMA approval is obtained. The manufacturer may also be subject to enforcement action, including significant regulatory fines or penalties for marketing a modified device without the requisite pre-marketing authorization.

Postmarket Requirements

After a device is cleared or approved for commercial distribution, numerous federal and state regulatory requirements apply. These include device listing and establishment registration requirements, which help facilitate FDA inspections and other regulatory actions. Medical device establishments are subject to periodic inspection by the FDA for compliance with applicable FDA regulatory requirements, including the FDA's QMSR, which covers, among other things, the procedures and documentation of the risk management, design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices; the Medical Device Reporting regulation, which requires that manufacturers and initial importers report to the FDA if a device they manufactured or imported may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and the Reports of Corrections and Removals regulation, which requires manufacturers and importers to report recalls and field corrective actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

In addition, labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices that are approved, authorized or cleared by the FDA may not be promoted for unapproved, unauthorized or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

If the FDA believes that a company is not in compliance with applicable regulations, it may issue a non-public untitled letter or a public warning letter, institute proceedings to detain or seize products, issue a recall or market withdrawal order, impose operating restrictions including total or partial suspension of production or distribution, enjoin future violations, assess civil penalties against the company, its officers or its employees and may recommend criminal prosecution to the U.S. Department of Justice. Moreover, after clearance, authorization, or approval is given, if the product is shown to be hazardous or defective, the FDA has the power to withdraw the clearance, authorization, or approval, as the case may be, or require us to change the device, its manufacturing process or its labeling, to supply additional proof of the device’s safety and effectiveness or to recall, repair, replace the device or refund the cost of the medical device.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, activities of drug and device manufacturers are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice (“DOJ,”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act and its implementing regulations (“HIPAA”), and similar state laws, each as amended. Clinical laboratory testing also must comply with the federal CLIA regulations and certain state licensure and other regulations, including restrictions related to billing for such tests.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Liability under the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending a product or services may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

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

Coverage, Pricing and Reimbursement

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

Other legislative changes relating to reimbursement have been adopted in the U.S. since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers until 2032, unless additional Congressional action is taken.

The Protecting Access to Medicare Act of 2014 (“PAMA”) changed the methodology for setting Medicare reimbursement rates for clinical laboratory tests. Rates for new clinical laboratory tests are initially set by CMS, but ultimately the reimbursement rates are based on the weighted median of rates paid for the test by private payers, which labs are required report to CMS at specific intervals. Further federal changes that affect the coverage and reimbursement of clinical lab tests may be implemented in the future.

Further, the Inflation Reduction Act of 2022 (“IRA”), among other things, established a Medicare Part B and Part D inflation rebate scheme, under which, generally, manufacturers will owe rebates if the average sales price of certain Part B drugs or annual average manufacturer price of certain covered Part D drugs increases faster than the pace of inflation. The IRA also requires the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective for negotiated maximum fair pricing in 2027. For 2028, CMS selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA further made several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and replacement of the coverage gap discount program with a new manufacturer discount program beginning in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties.

Further, at the U.S. state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discount requirements, marketing cost disclosure and price increase transparency reporting, and programs designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital

As of December 31, 2025, we had 28 full-time employees. Of these full-time employees, 10 were engaged in research and development and 18 were engaged in management, finance and administration. From time to time, we also employ independent contractors to support our operations. Our employees are not represented by any collective bargaining agreements and we have never experienced an organized work stoppage.

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

Our corporate offices are located at 6420 Levit Green Boulevard, Suite 210, Houston, TX 77021. Our telephone number is (737) 255-7194. We maintain a website at the following address: www.plustherapeutics.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q (“Form 10-Q”), and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Press Releases” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Press Releases” page of our website and review the information we post on that page.

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
•
Uncertainties relating to our ability to fund our operations raises substantial doubt about our ability to continue as a going concern.
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
•
We may not be successful in our efforts to develop, fully utilize and monetize the CNSide diagnostic portfolio.
•
Clinical laboratories are highly regulated and if we are unable to maintain compliance with these regulations, or if the regulations change in ways that make it more difficult or costly to comply, our financial condition and our business may be harmed.
•
Our relationships with customers, healthcare providers, including physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
•
The diagnostic testing industry is subject to rapid change, which could make our current or future products obsolete.
•
Our success depends in part on our ability to protect our intellectual property.
•
If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.
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

We have generated negative cash flows from operations and have incurred net operating losses each year since we started business. For the year ended December 31, 2025, we incurred net losses of $22.4 million and our net cash used in operating activities was $20.8 million. As of December 31, 2025, our accumulated deficit was $515.9 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next twelve months. As our focus on development of nanomedicine and the development of therapeutic applications has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. We expect to continue operating in a loss position and expect that recurring operating expenses will be at higher levels for the year ending December 31, 2026 as we perform clinical trials and other development activities for our nanomedicine product candidates.

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

Uncertainties relating to our ability to fund our operations raises substantial doubt about our ability to continue as a going concern.

We received net proceeds of approximately $13.3 million, in the public offering that closed on January 15, 2026, allowing the Company to maintain a cash runaway until approximately 2027. As of December 31, 2025, we had an accumulated deficit of approximately $515.9 million, working capital of approximately $2.9 million, and approximately $13.1 million of cash and cash equivalents, restricted cash, and short-term investments to fund our operations and capital requirements. Absent further actions, these matters raise substantial doubt about our ability to continue as a going concern.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must maintain compliance with Nasdaq’s continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing requirements and standards of Nasdaq.

Minimum Stockholders’ Equity Requirement

In March 2024, we received notice from the Listing Qualifications staff of Nasdaq (the “Staff”), notifying us that we no longer maintained at least $2.5 million in stockholders’ equity, as required under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), and also did not meet any other alternative standard. On October 22, 2024, we held our first hearing before a Nasdaq panel, as a result of which we received additional time, or until March 4, 2025, to regain compliance.
A second hearing was held on July 15, 2025. On July 22, 2025, the panel for our second hearing issued a decision granting our request for continued listing on Nasdaq, subject to us demonstrating compliance with (1) the Minimum Stockholders’ Equity Requirement by August 14, 2025; and (2) the Minimum Bid Requirement (as defined below) by September 8, 2025. On August 22, 2025, we received a letter (the “August 2025 Letter”) from Nasdaq confirming our compliance with Nasdaq Listing Rule 5550(b). Specifically, the August 2025 Letter confirmed that we were in compliance with both (1) Nasdaq Listing Rule 5550(b)(2), which requires a market value of listed securities of at least $35 million and (2) the alternative stockholders’ equity threshold under Nasdaq Listing Rule 5550(b)(1), which is the Minimum Stockholders’ Equity Requirement. The August 2025 Letter also provided that, solely with respect to the Minimum Stockholders’ Equity Requirement, we remain subject to a one-year panel monitoring period, through August 22, 2026. If, within that one-year monitoring period, the Staff determines that we no longer satisfy the Minimum Stockholders’ Equity Requirement (and we are not then in compliance with one of the alternative standards under Nasdaq Listing Rule 5550(b)), we will not be permitted to provide the Staff with a plan of compliance and the Staff is not permitted to grant additional time to regain compliance with the Minimum Stockholders’ Equity Requirement nor will we be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter, and we will have an opportunity to request a new hearing before the Nasdaq Hearings Panel, which request would stay any further action by the Staff pending the ultimate outcome of the hearing.

Minimum Bid Requirement

On May 16, 2025, we received notice from Nasdaq that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). We were provided an initial compliance period of 180 calendar days, or until November 12, 2025, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to November 12, 2025.

On November 13, 2025, we received a second letter from the Nasdaq Staff advising that we had been granted an additional 180 calendar days, or until May 11, 2026, to regain compliance with the Minimum Bid Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

We intend to continue to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. Specifically, we have confirmed to Nasdaq that, if necessary, we will implement a reverse stock split of our outstanding common stock to attempt to regain compliance. If we do not regain compliance within the additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Requirement during the 180-day additional compliance period or maintain compliance with the other Nasdaq listing requirements.

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

As of the date of this Annual Report, we require additional funding to develop our product candidates, conduct future operations, and repay our outstanding obligations. If we are unable to obtain the funds necessary to do so because our common stock is not listed on any national securities exchange, we may be required to delay, scale back or eliminate our product development activities, and we may be unable to continue our business operations.

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

Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, preferred stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock or with terms or conditions that provide new investors with rights that are superior to those held by our existing stockholders or that have a negative impact on the value of securities held by our existing stockholders. For example, the terms of our recent offerings resulted in substantial dilution to our existing stockholders. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on these debt securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

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

Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations.

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

We may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Furthermore, if we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Our ability to successfully develop and commercialize rhenium (186Re) obisbemeda and 188RNL-BAM is subject to a number of risks, including the following:

•
we do not have substantive drug development, manufacturing, and commercialization experience, and thus we may be required to hire and rely on significant numbers of scientific, quality, regulatory and other technical personnel with the experience and expertise necessary to develop, manufacture, and commercialize our nanomedicine product candidates. We may be unable to identify, hire and retain personnel with the requisite experience to conduct the operations necessary to obtain regulatory clearance, authorization or approval and commercialize our RNL product candidates, in which case our business would be materially harmed;
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

In the United States, before we can market a new medical device, we must first receive either clearance under Section 510(k) of the FDCA, de novo authorization, or premarket approval (“PMA”), from the FDA, unless an exemption applies. In the process of obtaining either premarket clearance, authorization, or approval, following these routes respectively, the FDA must determine that a proposed device is either substantially equivalent to a legally marketed predicate device with similar intended uses and the same technological characteristics or technological characteristics that do not raise different questions of safety or effectiveness , that a device is either low or moderate risk and its benefits outweigh its risks, or that it is has a reasonable assurance of safety and effectiveness for its intended use, based, in part, on extensive data, which may include, but is not limited to, technical, preclinical, clinical, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life sustaining, life supporting or implantable devices.

Modifications to products that are approved through a PMA generally require FDA approval of the modifications through a PMA supplemental application. The PMA approval, de novo authorization, and the 510(k) clearance processes can be expensive, lengthy and uncertain. The processes of obtaining a PMA and a de novo are particularly costly and uncertain and can take a year or even longer, from the time the application is submitted to the FDA. In addition, a PMA and a de novo generally require the performance of one or more clinical studies. Despite the time, effort and cost, a medical device may not be approved by the FDA. Any delay or failure to obtain necessary regulatory clearance, authorization or approvals could harm our business. Furthermore, even if we are granted regulatory clearance, authorization or approvals, they may include significant limitations on the cleared, authorized, approved and labeled indications for use for the device, which may limit the market for the device.

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

We recently acquired the CNSide Portfolio, and we may not be successful in our efforts to develop, fully utilize and monetize it.

Since acquiring the CNSide Platform in 2024, we have established infrastructure to support a scalable and centralized testing laboratory in Houston, TX that will service the U.S. market. We have been executing on our commercial market access strategy, which includes prioritized state licensure, proprietary reimbursement codes, commercial and government payor coverage, and value-based pricing to optimize revenue. We re-introduced the CNSide Platform first in Texas in August of 2025, signed national agreements to provide the CNSide Test with UnitedHealthcare Insurance Company and Humana, Inc., and obtained state licensure for 49 of 50 US states by January 2026, with the remaining license for the state of New York on track for 2027.

On May 6, 2024, the FDA issued a final rule amending the definition of an in vitro diagnostic (“IVD”) device to include tests manufactured by a clinical laboratory. This rule would have required LDTs manufactured by a laboratory to comply with the same general regulatory requirements as other medical devices. Two lawsuits challenging FDA’s authority to regulate LDTs—one by the American

Clinical Laboratory Association and the other by the Association for Molecular Pathology— were filed in federal district courts in Texas in 2024 and were subsequently consolidated.

On March 31, 2025, the court issued an order vacating the final rule, thereby overturning the rulemaking’s associated requirements. The district court ruled that FDA lacks jurisdiction to regulate LDTs because they do not meet the definition of a medical device under the FDC Act. The government did not appeal.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. For example, the VALID Act, introduced in 2021, 2023 and again in 2025, would have established a new risk-based regulatory framework for in vitro clinical tests (IVCTs), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. It is unclear whether the court decision will renew interest in a legislative path for LDT regulation.

If the regulatory framework for LDTs changes in the future, CNSide Diagnostics may also be required to comply with these FDA or other, different regulations. Failure to comply with applicable regulatory requirements may trigger a range of enforcement actions, and may disqualify or delay a company from launching an LDT product, or prevent a company with an LDT on the marketing from continuing to sell their test.

There can be no assurance that we will be able to generate or grow sales of the CNSide Test or that we will develop or commercialize any other diagnostic products or services that will generate significant revenue. The commercial success of our tests, our successful commercialization of any new diagnostic products and our ability to generate revenues will depend on a variety of factors, including the following:

•
acceptance in the medical community;
•
inclusion in healthcare guidelines and recommendations;
•
inclusion in quality measures;
•
recommendations and studies that may be published by government agencies, professional organizations, academic or medical journals or other key opinion leaders;
•
patient acceptance and demand;
•
patient compliance with orders for our tests by healthcare providers, and patient adherence to recommendations regarding periodic re-testing;
•
effective marketing and educational programs, including successful direct-to-patient marketing such as television advertising and social media;
•
sufficient coverage and reimbursement by payers;
•
the existence of federal or state laws that mandate coverage for CNS cancers and other types of screening, the extent to which those laws mandate coverage of our tests and the enforcement of those laws;
•
the amount and nature of competition from other products and procedures;
•
maintaining regulatory licensure, clearance, authorization, or approvals to legally market our products and services; and
•
the ease of use of our ordering process for healthcare providers.

If we are unable to generate or grow sales of the CNSide Test, we are delayed or limited in doing so, or we are unable to successfully commercialize the CNSide Test, our business prospects, financial condition, and results of operations would be adversely affected.

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

Our success depends in substantial part on our ability to obtain regulatory clearance, authorization or approval for our RNL product candidates. However, we cannot be certain that we will receive regulatory clearance, authorization or approval for these product candidates or our other product candidates.

We have a limited number of product candidates in development, and our business depends substantially on their successful development and commercialization. Our product candidates will require development, regulatory review and clearance, authorization or approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from sales of our product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country.

We are not permitted to market our product candidates in the United States until we receive clearance, authorization or approval from the FDA, or in any foreign countries until we receive the requisite clearance, authorization or approval from the regulatory authorities of such countries (including centralized marketing authorization from the European Commission), and we may never receive such regulatory clearance, authorization or approvals. Obtaining regulatory clearance, authorization or approval for a product candidate is a lengthy, expensive and uncertain process, and may not be obtained. Any failure to obtain regulatory clearance, authorization or approval of any of our product candidates would limit our ability to generate future revenue (and any failure to obtain such clearance, authorization or approval for all of the indications and labeling claims we deem desirable could reduce our potential revenue), would potentially harm the development prospects of our product candidates and would have a material and adverse impact on our business.

Even if we successfully obtain regulatory clearance, authorization or approvals to market our product candidates, our revenue will be dependent, in part, on our ability to commercialize such products as well as the size of the markets in the territories for which we gain regulatory clearance, authorization or approval. If the markets for our product candidates are not as significant as we estimate, our business and prospects will be harmed.

If a product candidate is not cleared, authorized or approved in a timely fashion on commercially viable terms, or if development of any product candidate is terminated due to difficulties or delays encountered in the regulatory clearance, authorization or approval process, it could have a material adverse effect on our business, and we may become more dependent on the development of other proprietary products and/or our ability to successfully acquire other products and technologies. There can be no assurance that any product candidate will receive regulatory approval in a timely manner, or at all.

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

Our current business strategy is to aggressively develop our nanomedicine platforms and CNSide Platform, while simultaneously controlling expenses, which is a high-risk strategy for a number of reasons including the following:

•
we do not have prior experience with obtaining regulatory, reimbursement, or other approvals for product candidates such as rhenium (186Re) obisbemeda and 188RNL-BAM or the CNSide Test;
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

Competitors may have greater experience in developing drugs and clinical laboratory tests, conducting clinical trials, obtaining regulatory clearances or approvals, manufacturing and commercialization. It is possible that competitors may obtain patent protection, approval, authorization, or clearance from the FDA or achieve commercialization earlier than we can, any of which could have a substantial negative effect on our business. Many of our potential competitors have substantially greater:

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

We expect the product candidates in our pipeline, if approved, to compete on the basis of, among other things, product efficacy and safety, time to market, price, coverage, and reimbursement by third-party payers, extent of adverse side effects, and convenience of treatment procedures. One or more of our competitors may develop other products that compete with ours, obtain necessary clearance, authorization, or approvals for such products from the FDA, the European Commission, Ministry of Health, Labour and Welfare or other agencies, if required, more rapidly than we do or develop alternative products or therapies that are safer, more effective and/or more cost effective than any products developed by us. The competition that we encounter with respect to any of our product candidates that receive the requisite regulatory clearance, authorization, or approval and classification and are marketed may have an effect on our product prices, market share, and results of operations. We may not be able to differentiate any products that we are able to market from those of our competitors, successfully develop or introduce new products that are less costly or offer better results than those of our competitors, or offer purchasers of our products payment and other commercial terms as favorable as those offered by our competitors.

As a result of these factors, our competitors may obtain regulatory clearance, authorization, or approval of their products more quickly than we are able to or may obtain patent protection or other intellectual property rights, including regulatory exclusivities, that limit or block us from developing or commercializing our product candidates. Our competitors may also develop products that are more effective, more useful, better tolerated, subject to fewer or less severe side effects, more widely prescribed or accepted, or less costly than ours and may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively with the marketed therapeutics of our competitors or if such competitors are successful in developing products that compete with any of our product candidates that are cleared, authorized, or approved, our business, results of operations, financial condition, and prospects may be materially adversely affected.

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
emergence of dosing issues;
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

Preclinical studies and preliminary and interim data from clinical trials of our product candidates are not necessarily predictive of the results or success of ongoing or future clinical trials of our product candidates.

Preclinical studies and any positive preliminary and interim data from our clinical trials of our product candidates may not necessarily be predictive of the results of ongoing or later clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including us and many other companies with greater resources and experience than us, have suffered significant setbacks in clinical trials, even after seeing promising results in prior preclinical studies and clinical trials. Preclinical studies and Phase 1 clinical trials are primarily designed and operate to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Even if we are able to complete our planned clinical trials of our product candidates according to our current development timeline, initial positive results from preclinical studies and early clinical trials of our product candidates may not be replicated in subsequent clinical trials. The design of our later stage clinical trials could differ in significant ways (e.g., inclusion and exclusion criteria, endpoints, statistical analysis plan) from our earlier stage clinical trials, which could cause the outcomes of the later stage trials to differ from those of our earlier stage clinical trials. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, could be materially adversely affected. If we fail to produce positive results in our planned clinical trials of any of our product candidates, the development timeline and regulatory approval and commercialization prospects for such product candidates, and, correspondingly, our business and financial prospects, could be materially adversely affected.

Because we have limited resources, we may decide to pursue a particular product candidate and fail to advance product candidates that later demonstrate a greater chance of clinical and commercial success.

We are an early-stage company with limited resources and revenues. The product candidates we currently have under development will require significant development, preclinical and clinical testing and investment of significant funds before their commercialization. Because of this, we must make strategic decisions regarding resource allocations and which product candidates to pursue. There can be no assurance that we will be able to develop all potentially promising product candidates that we may identify. Based on preliminary results, we may choose to advance a particular product candidate that later fails to be successful, and simultaneously forgo or defer further investment in other product candidates that later are discovered to demonstrate greater promise in terms of clinical and commercial success. If we make resource allocation decisions that later are shown to be inaccurate, our business and prospects could be harmed.

Clinical trial results may fail to support approval of our product candidates.

Even if our clinical trials are successfully completed as planned, the results may not support approval of our product candidates under the laws and regulations of the FDA or other regulatory authorities outside the United States. The clinical trial process may fail to demonstrate that our product candidates are both safe and/or effective for their intended uses. Preclinical and clinical data and analyses are often able to be interpreted in different ways. Even if we view our results favorably, if a regulatory authority has a different view, we may still fail to obtain regulatory approval of our product candidates. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program, requiring their alteration. This, in turn, would significantly adversely affect our business prospects.

If third parties we engage are not able to successfully perform, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates and our business could be substantially harmed.

We rely on third parties in the performance of many of the clinical trial functions, including CROs, which help execute our clinical trials, the hospitals and clinics at which our trials are conducted, the clinical investigators at the trial sites, and other third-party service providers. Failure of any third-party service provider to adhere to applicable trial protocols, GCP, laws and regulations in the conduct of one of our clinical trials could adversely affect the conduct and results of such trial (including possible data integrity issues), which could seriously harm our business. As a result, results from our clinical trials may be delayed, which in turn would have a material adverse impact on our clinical trial plans and timelines and impair our ability to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates. This in turn would substantially harm our business and operations.

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
•
drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other government agencies to ensure compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards, but we are responsible for ensuring compliance with these requirements, and any failure to maintain compliance with applicable regulatory standards by our third-party manufacturers could delay or harm our ability to obtain approval for our products;
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

Before any new drugs may be introduced to the U.S. market, the manufacturer generally must obtain FDA approval, which typically requires multiple successful and successive clinical trials to generate clinical data supportive of safety and efficacy along with extensive pharmacodynamic and pharmacokinetic preclinical testing to demonstrate safety.

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

The future regulatory processes that will be applicable to LDTs are uncertain and may prevent us from obtaining required authorizations for the commercialization of our products and/or introduce additional costs associated with those products.

Within the laboratory, most tests can be divided into two categories: in vitro diagnostics (IVDs) and laboratory developed tests (LDTs). IVDs are commercially manufactured assays and make up the majority of clinical laboratory tests, such as those in a comprehensive metabolic panel (CMP) and a complete blood count (CBC). LDTs, on the other hand, are developed by individual laboratories and overseen by highly trained and qualified laboratory directors. We re-introduced an LDT, the CNSide Test, in the U.S. in August 2025. If FDA were to determine that the CNSide Test is not an LDT or that it includes components or accessories that are medical devices, then FDA could try to regulate the test or its components/accessories as medical devices.

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

The FDA has historically taken the position that it has the authority to regulate LDTs as IVD devices under the FDCA, although it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo classification or clearance of LDTs, it has generally chosen not to enforce those requirements.

On May 6, 2024, the FDA issued a final rule amending the definition of an IVD to include tests manufactured by a clinical laboratory. This rule would have required LDTs to comply with the same general regulatory requirements as other medical devices. Two lawsuits challenging FDA’s authority to regulate LDTs—one by the American Clinical Laboratory Association and the other by the Association for Molecular Pathology— were filed in federal district courts in Texas in 2024 and were subsequently consolidated. On March 31, 2025, the court issued an order vacating the final rule, thereby overturning the rulemaking’s associated requirements. The district court ruled the FDA lacks jurisdiction to regulate LDTs because they do not meet the definition of a medical device under the FDC Act. The government did not appeal.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. For example, the VALID Act, introduced in 2021, 2023 and again in 2025, would have established a new risk-based regulatory framework for in vitro clinical tests (IVCTs), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. It is unclear whether the court decision will renew interest in a legislative path for LDT regulation.

If the regulatory framework for LDTs changes in the future, CNSide Diagnostics may also be required to comply with these FDA or other, different regulations. Failure to comply with applicable regulatory requirements may trigger a range of enforcement actions, and may disqualify or delay a company from launching an LDT product, or prevent a company with an LDT on the marketing from continuing to sell their test.

Compliance with the FDCA for a medical device includes, among other things, registration and listing, quality management system regulations, and premarket authorization. Failure to comply with applicable FDA regulatory requirements may trigger a range of enforcement actions by the FDA, including warning letters, civil monetary penalties, injunctions, criminal prosecution, recall or seizure, operating restrictions, partial suspension or total shutdown of operations, and denial of or challenges to applications for clearance or approval, as well as significant adverse publicity.

Changing, new and/or emerging government regulations, including healthcare legislative reform measures, may adversely affect us.

Our nanoparticle and microparticle technologies and pipeline oncology products and laboratory test are being developed under existing government criteria, which are subject to change in the future. Clinical and/or preclinical criteria and cGMP manufacturing requirements may change and additional regulatory burdens may be imposed. Any regulatory review committees and advisory groups and any contemplated new guidelines may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we may be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a product candidate to market could decrease our ability to generate sufficient revenue to maintain our business. Divergence in regulatory criteria for different regulatory agencies in international jurisdictions could result in the repeat of clinical studies and/or preclinical studies to satisfy local territory requirements, resulting in the repeating of studies and/or delays in the regulatory process. Some territories may require clinical data in their indigenous population, resulting in the repeat of clinical studies in whole or in part. Some territories may object to the formulation ingredients in the final finished product and may require reformulation to modify or remove objectionable components; resulting in delays in regulatory approvals. Such objectionable reformulations include, but are not limited to, human or animal components, Bovine Spongiform Encephalopathy and/or Transmissible Spongiform Encephalopathy risks, banned packaging components, prohibited chemicals, and banned substances. There can be no assurances that the FDA or foreign regulatory authorities will accept our preclinical and/or clinical data.

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

If the regulatory framework for LDTs changes in the future, CNSide Diagnostics may also be required to comply with these FDA or other, different regulations. Failure to comply with applicable regulatory requirements may trigger a range of enforcement actions, and may disqualify or delay a company from launching an LDT product, or prevent a company with an LDT on the marketing from continuing to sell their test.

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

Healthcare reform measures could hinder or prevent the commercial success of our LDTs or any product candidate for which we obtain regulatory approval.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that may harm our future revenues and profitability and the demand for our diagnostic tests or any product candidate for which we obtain regulatory approval. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our diagnostic tests or product candidates for which we obtain regulatory approval. The effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our diagnostic tests or product candidates for which we obtain regulatory approval. For example, the ACA, contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. Since the ACA was enacted, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, affect pricing and third-party payment for our product candidates prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and negatively affect our ability to profitably sell any products for which we obtain marketing approval.

Several healthcare reform initiatives culminated in the enactment of the IRA, which, among other things, requires HHS to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective for negotiated maximum fair pricing in 2027. For 2028, CMS selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but loses that exclusion if it has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, some significant, including civil monetary penalties.

Further, at the U.S. state level, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discount requirements, marketing cost disclosure and price increase transparency reporting, and programs designed to encourage importation from other countries and bulk purchasing.

Additional healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products or otherwise negatively impact our business model. We expect pricing pressures will continue globally.

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

Third party payors increasingly examine the cost-effectiveness of pharmaceutical products, in addition to their safety and efficacy, when making coverage and reimbursement decisions. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost-effectiveness of our products. If our competitors offer their products at prices that provide purportedly lower treatment costs than our products, or otherwise suggest that their products are safer, more effective or more cost-effective than our products, this may result in a greater level of access for their products relative to our products, which would reduce our sales and harm our results of operations. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefit coverage and reimbursement and co-pay policies. Because some of our product candidates, once commercialized, may compete in a market with both branded and generic products, obtaining and maintaining access and reimbursement coverage for our products may be more challenging than for products that are new chemical entities for which no therapeutic alternatives exist. If our competitors offer a clinical lab test that competes with our CNSide Test but is viewed by clinicians or payers as being more cost effective or having greater clinical utility, we may not be able to realize the expected benefits of our test.

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

In September 2020, the FDA granted orphan drug designation to rhenium (186Re) obisbemeda for the treatment of patients with GBM. In March 2025, the FDA granted orphan drug designation to rhenium (186Re) obisbemeda for the treatment of LM in patients with lung cancer. A product candidate that receives orphan drug designation can benefit from potential commercial benefits following approval. Under the U.S. Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is intended to treat a rare disease or condition, defined as affecting a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than 10,000 persons in the EU. Currently, this designation makes the product eligible for market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, block indications other than those for which the drug is designated and indicated for, which can be narrower than the orphan drug designation, nor does it prevent drug products containing a different active moiety from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same indication if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs. In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. Notwithstanding orphan drug designation for some of our product candidates, we may not enjoy market exclusivity in a particular market, and if we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.

Fast Track Designation by the FDA may not lead to a faster development or regulatory review or approval process.

We have obtained Fast Track Designation for rhenium (186Re) obisbemeda for multiple indications. We may seek Fast Track Designation for other potential indications for rhenium (186Re) obisbemeda, or for one or more of our future product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that rhenium (186Re) obisbemeda or our future product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application or NDA. As part of our business strategy, we may seek Rare Pediatric Disease designations for rhenium (186Re) obisbemeda or any other future product candidates. Under the current sunset provisions, a product candidate is eligible to receive a voucher if it is approved before September 30, 2029. However, there is no guarantee that rhenium (186Re) obisbemeda or our future product candidates will be designated or that any of our product candidates will be approved, and, therefore, we may not be in a position to obtain any priority review vouchers. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

If we decide to pursue accelerated approval for any of our product candidates, it may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. For products granted accelerated approval, sponsors are required to verify and describe the product’s anticipated clinical benefit generally in the form of confirmatory trials. These confirmatory trials must be completed with due diligence, and the FDA is authorized to require a post-approval trial to be underway prior to approval or within a specified time period following approval. The FDA is also required to specify conditions of any required post-approval trial. Sponsors are required to submit progress reports for required post-approval studies and any conditions required by the FDA. The FDA may initiate enforcement action for the failure to conduct with due diligence a required post-approval trial, including a failure to meet any required conditions, which may include enrollment targets, the study protocol and study milestones, specified by the FDA, or to submit timely reports.

In addition, all promotional materials for products approved under the accelerated approval pathway are subject to prior review by the FDA. If the FDA were to object to promotional pieces regarding products approved via accelerated approval, a company may be required to revise those materials, or be subject to untitled or warning letters.

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

The manufacture of our product candidates is, and the manufacture of any future drug, device, and/or cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacture of drug and device products for human use is subject to extensive regulation and inspection from time to time by the FDA for compliance with the FDA’s cGMP, the QMSR, as well as equivalent requirements and inspections by state and foreign. regulatory authorities. There can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with the QMSRs or other requirements and request, or seek remedial action.

Failure to comply with such regulations or a potential delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, injunctions, civil penalties, FDA refusal to grant pre- market approvals, authorizations, or clearances of future or pending product submissions, fines, recalls, import or seizures of products, total or partial suspensions of production and criminal prosecution. There can be no assurance that after such occurrences that we will be able to obtain additional necessary regulatory approvals, authorizations, or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals, authorizations, or clearances, or the loss of previously received approvals, authorizations, or clearances could have a substantial negative effect on our results of operations and financial condition.

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

We may not be successful in our efforts to develop, fully utilize and monetize the CNSide diagnostic portfolio.

In April 2024, we completed the acquisition of substantially all of the right, title and interest in CNSide, including the CNSide Test, which is designed to detect, quantify, and monitor tumor status in LM. We are currently evaluating and developing our business plan for developing the CNSide diagnostic portfolio alongside our lead radio therapeutic candidate, rhenium (186Re) obisbemeda, and seeking partnering opportunities for CNSide but there can be no assurances that we will be able to develop the technology to allow for commercial applications, or successfully utilize and fully integrate CNSide into our operations. We may not generate revenues from or realize the anticipated benefits of CNSide within our expected timeline or at all.

Clinical laboratories are highly regulated and if we are unable to maintain compliance with these regulations, or if the regulations change in ways that make it more difficult or costly to comply, our financial condition and our business may be harmed.

Clinical laboratories in the U.S. must maintain compliance with the federal CLIA standards and with applicable state law licensure requirements, and if we are unable to do so we may be unable to offer the CNSide Test to patients. In order to be commercially viable, clinical lab tests must be covered and reimbursed by third party payers. If payers fail to cover the test, impose restrictions on the scope of coverage, or do not provide sufficient reimbursement for the CNSide Test we may be unable to realize the expected benefits of the test and may not be able to offer it within the expected timeline, or at all.

Our relationships with customers, healthcare providers, including physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, including physicians, and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval and the ordering of the CNSide Test. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws, the Physician Payments Sunshine Act and regulations promulgated under such laws. These laws will impact, among other things, our clinical research, proposed sales, marketing and educational programs, and other interactions with healthcare professionals and patients. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct or may conduct our business. The laws are described in greater detail in Item 1: Business: Other U.S. Healthcare Laws and Compliance Requirements.

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

The diagnostic testing industry is subject to rapid change, which could make our current or future products obsolete.

The diagnostic testing industry is characterized by rapid changes, including technological and scientific breakthroughs, developments related to application of generative artificial intelligence (“AI”), frequent new product introductions and enhancements and evolving industry standards, all of which could make our current products and the other products we are developing obsolete. The future success of our products will depend on our ability to keep pace with the evolving needs of clinicians and patients on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of molecular information. We must continuously enhance our existing products and develop new products to keep pace with evolving standards of care. If we do not update our products to reflect new scientific knowledge about cancer biology, information about new cancer therapies or relevant clinical studies, our products could become obsolete and sales of our current products and any new products we develop could decline or fail to grow as expected.

Risks Relating to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property.

Our success depends in part on our ability to obtain and maintain patent, trademark, and trade secret protection of our platform technology and current product candidates, including but not limited to our nanomedicine product candidates, including rhenium (186Re) obisbemeda and 188RNL-BAM, and our CNSide Platform, as well as successfully defending our intellectual property against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our platform technology and/or our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•
we, NanoTx, or UTHSCSA, as the case may be, might not have been the first to file patent applications for rhenium (186Re) obisbemeda or 188RNL-BAM;
•
we, or Biocept, as the case may be, might not have been the first to file patent applications for the CNSide Platform;
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
•
we may not be able to detect infringement against our patents, which may be especially difficult for manufacturing processes or formulation patents, such as the patents/applications related to rhenium (186Re) obisbemeda or 188RNL-BAM;
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

If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought and within 60 days of FDA approval. However, we may not be granted a patent term extension because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Our certificate of incorporation allows us to issue up to 2,000,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 5,000,000 shares of preferred stock.

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

Item 2. Properties

Our corporate offices are in Houston, Texas. As of December 31, 2025, we had lease agreements for office space in Charlottesville, Virginia and Houston, Texas.

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

As of March 10, 2026, the Company had approximately 25 record holders of common stock. Because many of the Company’s outstanding shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these record holders.

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

Purchases of Equity Securities

The following table provides certain information with respect to the Company's purchases of its common stock for the three months ended December 31, 2025.

	Company Purchases of Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(1)
October 1 - 31, 2025	561,392	$0.66	561,392	$-
November 1 - 30, 2025	-	$-	-	$-
December 1 - 31, 2025	877,703	$0.66	877,703	$-
Total	1,439,095	$0.66	1,439,095	$-
(1)
On March 4, 2025, the Company entered into a securities purchase agreement with various purchasers (the “Purchasers”), pursuant to which the Company issued to such Purchasers in a private placement (“March 2025 Private Placement”) common stock of the Company. On June 17, 2025, the Company and the Purchasers entered into a letter agreement (the “Letter Agreement”) with each of the Purchasers in an effort to, among other items, minimize the dilutive impact of the March 2025 Private Placement. The Letter Agreement provided for the return and cancellation of Private Placement Shares and Pre-Funded Warrants. Refer to Note 15. Stockholders’ Equity in Part II of this Annual Report on Form 10-K for more information on the Letter Agreement.

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

Overview

Plus Therapeutics is a U.S. healthcare company developing and commercializing precision diagnostics and targeted radiopharmaceuticals for central nervous system (“CNS”) cancers. CNSide Diagnostics, LLC (“CNSide Diagnostics”) is our wholly owned subsidiary that develops and commercializes proprietary laboratory-developed tests, such as CNSide®, designed to identify tumor cells that have metastasized to the central nervous system in patients with carcinomas and melanomas. In radiopharmaceuticals, our lead candidate, rhenium (186Re) obisbemeda, is designed specifically for CNS cancers including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”) by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. Our acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

Traditional approaches to radiation therapy for cancer, such as external beam radiation, have many disadvantages including continuous treatment for four to six weeks (which is onerous for patients), that the radiation damages healthy cells and tissue, and that the amount of radiation delivered is very limited and, therefore, is frequently inadequate to fully destroy the cancer.

Our novel radioactive drug formulations, medical devices and therapeutic candidates have the potential to overcome these disadvantages as they are designed to deliver safe and effective doses of radiation at the tumors—potentially in a single treatment. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient-absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

By minimizing radiation exposure to healthy tissues while simultaneously maximizing locoregional delivery and, thereby, efficacy, we hope to reduce the radiation toxicity for patients, improving their quality of life and life expectancy. Our radiotherapeutic platform, combined with advances in neurosurgery, nuclear medicine, interventional radiology, neuro-oncology, and radiation oncology, affords us the opportunity to target a broad variety of cancer types.

The CNSide Cerebrospinal Fluid Assay is currently being utilized in the ReSPECT-LM clinical trial funded by the Cancer Prevention and Research Institute of Texas (“CPRIT”). In connection with our business plan for developing the CNSide Platform, we formed CNSide Diagnostics and our board of directors appointed a board of managers for CNSide Diagnostics. We re-introduced the CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”), which is a laboratory developed test (“LDT”) in August 2025. The laboratory for the CNSide Test in Houston, Texas has received a certificate of accreditation from the Centers for Medicare & Medicaid Services (CMS) which deems the lab compliant with Clinical Laboratory Improvement Amendments (“CLIA”) regulations. Furthermore, CNSide Diagnostics has signed national agreements to provide the CNSide Test with UnitedHealthcare Insurance Company and Humana, Inc. effective September 15 and October 29, 2025, respectively. These agreements expand access to more than 67 million covered lives across the United States.

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

ReSPECT-GBM Trial for Recurrent GBM

GBM affects approximately 15,000 patients annually in the U.S. and is the most common and lethal form of brain cancer. The average life expectancy with GBM is less than 24 months, with a one-year survival rate of 40% and a five-year survival rate of around 5%. There is no clear standard of care for recurrent GBM and the few currently approved treatments provide only marginal survival benefit and are associated with significant side effects, which limit dosing and prolonged use. Approximately 90% of patients experience GBM tumor recurrence at or near the original tumor location, yet there are no FDA-approved treatments in the recurrent or progressive setting that can significantly extend a patient’s life. GBM routinely presents with headaches, seizures, vision changes and other significant neurological complications, with a significant compromise in quality of life. Despite the best available medical treatments, the disease remains incurable. Even after efforts to manage the presenting signs and symptoms and completely resect the initial brain tumor, some microscopic disease almost always remains, and tumor regrowth occurs within months. Complete surgical removal of GBM is usually not possible and GBM is often resistant or quickly develops resistance to most available current and investigational therapies. Today, the treatment of GBM remains a significant challenge and it has been nearly a decade since the FDA approved a new therapy for this disease, and these more recent approvals have not improved the overall survival (“OS”) for GBM patients over past decades, and a significant unmet medical need persists.

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

Rhenium (186Re) obisbemeda is under clinical investigation in a Phase 1/2 multicenter, sequential cohort, open-label, volume and dose escalation study (“ReSPECT-GBM”) of the safety, tolerability, and distribution of rhenium (186Re) obisbemeda given by CED catheters to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment. The trial is funded through Phase 2 in large part by a National Institute of Health/National Cancer Institute grant.

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

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT-LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of December 31, 2025, we had received approximately $15.9 million in milestone payments under the CPRIT Contract.

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

On December 12, 2023, we announced our partnership with K2bio to implement the CNSide Test.

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

In March 2025, the FDA granted orphan drug designation to rhenium (186Re) obisbemeda for the treatment of LM in patients with lung cancer.

In November 2025, we had our end of phase 1 meeting with the FDA. During this meeting, FDA conveyed that while accelerated approval may be appropriate for this indication, there are insufficient data to support the use of CTCs as an intermediate clinical endpoint, and there was discussion that additional steps would be necessary to validate CTCs as a surrogate endpoint to potentially support other future applications. The FDA recommended that the study evaluate an endpoint with established clinical benefit, such as overall survival, while encouraging further study of reported outcomes and neurologic function as endpoints that could potentially support a marketing application. We were aligned that CTCs could be considered for use as a secondary endpoint. We discussed with the FDA a randomized controlled trial design approach and that the study may include an itrathecal chemotherapeutic as a comparator, as well as approaches to standardize the comparator and any additional interventions available under the trial protocol. The FDA conveyed it may be reasonable to incorporate multiple histologies (i.e., multiple underlying disease etiologies) in a single trial. We plan to consider the Agency’s feedback and propose an updated protocol for our next study for FDA’s feedback.

In December 2025, we reported completion of the ReSPECT-LM single dose trial showed rhenium (186Re) obisbemeda was well-tolerated up to a maximum tolerated dose of 66mCi, with a recommended phase 2 dose of 44.1 mCi, and absorbed doses delivered of >300 Gy observed. We also reported the ReSPECT-LM open label, multidose Phase 1/2 trial initiation to identify maximum tolerated dose across varying dosing intervals and to characterize efficacy of multiple doses at optimal dose selected by assessing response using the CNSide Test. Enrollment in Cohort 1 has begun with delivery of 13.2 mCi at 3 intervals with one patient receiving all doses without dose limiting toxicity.

Our ReSPECT LM Multi-dose Phase 2 Study is currently enrolling patients.

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

Effective September 1, 2024, we entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million fund for research and development purposes (“DoD Award”) over a three-year period. The DoD Award will be used to support the planned expansion of our clinical trial for pediatric brain cancer. We anticipate enrolling for our first patient for our Phase 1 ReSPECT-PBC clinical trial in 2026.

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
•
We anticipate beginning enrollment in our ReSPECT-PBC clinical trial, with our first patient enrolled, in 2026.

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

The CNSide CSF Assay Platform

The CNSide CSF Assay Platform consists of four LDTs used for detection, quantification, and characterization of tumor cells in patients with LM. The CNSide Platform facilitates tumor cell detection/enumeration and biomarker identification using cellular assays (tumor cell enumeration (“TCE”), immunocytochemistry (“ICC”), and fluorescence in situ hybridization (“FISH”)) and molecular assays (next-generation sequencing (“NGS”)). The CNSide Test is currently being used in the ReSPECT-LM trial as an exploratory endpoint.

Since acquiring the CNSide Platform in 2024, we have established infrastructure to support a scalable and centralized testing laboratory in Houston, TX that will service the U.S. market. We have been executing on our commercial market access strategy, which includes prioritized state licensure, proprietary reimbursement codes, commercial and government payor coverage, and value-based pricing to optimize revenue. We re-introduced the CNSide Platform first in Texas in August of 2025, signed a national agreement to provide the CNSide Test with UnitedHealthcare Insurance Company and Humana, Inc., and obtained state licensure for 49 of 50 US states by January 2026, with the remaining license for the state of New York on track for 2027. In parallel, we expect to launch a portfolio of additional CSF tumor characterization tests that expand our CNSide testing platform later in 2026.

When the CNSide CSF Assay Platform was previously commercially available, market acceptance and adoption were widespread, with several national and regional commercial payor agreements in place and the test in regular use at major cancer centers across the U.S. We are now in contact with the legacy payors and healthcare providers to support our commercial scale up in 2026. Finally, we have hired experienced leadership with expertise in the development and commercialization of clinical diagnostic technologies on a large scale.

Recent Developments

Recent Financings

Refer to the “Liquidity and Capital Resources” section below for information on our recent financings.

Results of Operations

CPRIT Grant Revenue

On September 19, 2022, we entered into the CPRIT Contract, effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT will provide us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT-LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. Since the inception of the CPRIT Contract, we recognized $5.2 million, $5.8 million, $4.9 million and $0.2 million of grant revenue during the years ended December 31, 2025, 2024, 2023, and 2022, respectively, all of which had been received as of December 31, 2025. The amounts recognized represent CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

In 2025, we received $5.5 million under the CPRIT Contract. The ability to continue to access the grant remains subject to additional FDA approval of the LM clinical trial, ability to deliver expanded drug supply and continued enrollment of patients. In addition, grant revenue amounts will vary quarter to quarter based on enrollment, mandated safety periods between cohorts and required interactions with FDA.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, preclinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,
	2025	2024
Research and development	$8,333	$10,529
Share-based compensation	46	51
Total research and development expenses	$8,379	$10,580

Research and development expenses for the year ended December 31, 2025 decreased by $2.2 million as compared to the same period in 2024, primarily due to decreases of approximately $1.4 million in clinical development expenses, $0.9 million in compensation expenses, $0.5 million in professional research and development service fees, and $0.3 million in depreciation expense, partially offset by an increase of $0.3 million in research and development licensing expense and $0.6 million in diagnostic expenses.

We expect aggregate research and development expenditures to increase in 2026 as compared to the corresponding comparable period ended December 31, 2025, due to increased costs for the ReSPECT-LM clinical trial (for which CPRIT grant funding is expected to be available), manufacturing scale up for rhenium (186Re) obisbemeda commercial and approval trial drug availability and initial patient enrollments in the ReSPECT-PBC clinical trial together with expansion of CNSide research and development teams.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,
	2025	2024
General and administrative	$10,638	$9,440
Share-based compensation	1,494	499
Total general and administrative expenses	$12,132	$9,939

General and administrative expenses increased by approximately $2.2 million during the year ended December 31, 2025, as compared to the same period in 2024. The increase was due primarily to an increase of $2.2 million in compensation expenses.

We expect general and administrative expenditures to increase in 2026 as compared with the corresponding comparable period ended December 31, 2025 as we expand the CNSide commercial operations team (including sales, customer service and laboratory operations).

Share-based compensation expenses

Share-based compensation expenses include charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure share-based compensation expenses based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our share-based compensation expenses for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,
	2025	2024
Research and development	$46	$51
General and administrative	1,494	499
Total share-based compensation	$1,540	$550

Our share-based compensation expenses, which are impacted by grants of stock-based awards, the vesting of such grants, as well as grant-date fair value of stock-based awards, increased for the year ended December 31, 2025 as compared to the same period in 2024 due to an increased number of grants made during the year ended December 31, 2025.

Other Income (Expense)

The following table summarizes interest income, interest expense, and other income and expense for the years ended December 31, 2025 and 2024 (in thousands):

	Years ended December 31,
	2025	2024
Interest income	$116	$273
Interest expense	(548)	(179)
Financing expense	(3,061)	(3,545)
Change in fair value of derivative instruments	(2,631)	5,654
Warrant issuance costs	(964)	(486)
Total	$(7,088)	$1,717

Interest income decreased for the year ended December 31, 2025 compared with the same period in 2024 primarily due to reduced accreted income on our available-for-sale securities and a lower interest rate environment in 2025.

The increase in interest expense for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to interest expense incurred in connection with the Funding Notes and Exchange Notes issued in February 2025, partially offset by the January 2025 payoff of the Pershing Credit Facility.

The decrease in financing expenses for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to the March 2025 PIPE and May 2024 PIPE transactions.

The change in the fair value of the derivative instruments for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to the March 2025 Private Placement (specifically the liability classified March 2025 Series B Warrants, which were remeasured immediately prior to exercise, before being reclassified as equity), offset by the May 2024 Private Placement (specifically the May 2024 Series A Warrants and May 2024 Series B Warrants, which were initially classified as liabilities before being reclassified as equity).

The increase in the warrant issuance costs for the year ended December 31, 2025 as compared to the same period in 2024 was due to the warrant issuance costs from the March 2025 Private Placement and May 2024 Private Placement.

Liquidity and Capital Resources

The Company has funded its research and development activities through raising capital by issuing securities and receipt of research grants. As of December 31, 2025, the Company had approximately $13.1 million in cash and cash equivalents, restricted cash, and short-term investments. We include restricted cash and cash equivalents in our liquidity assessment because the restrictions are expected to be released within one year after the date that the financial statements in this Form 10-K are issued, at which time the funds will be available to support working capital requirements.

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
Cash, cash equivalents and restricted cash	$8,758	$76

Current assets	$15,170	$5,259
Current liabilities	12,314	15,551
Working capital (deficit)	$2,856	$(10,292)

We incurred net losses of $22.4 million for the year ended December 31, 2025. We have an accumulated deficit of $515.9 million as of December 31, 2025. Additionally, we used net cash of $20.8 million to fund our operating activities for the year ended December 31, 2025. These factors raise substantial doubt about our ability to continue as a going concern.

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

January 2026 Public Offering

On January 13, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as the underwriter (the “Underwriter”), pursuant to which we (a) agreed to issue and sell, in an underwritten public offering an aggregate of (i) 39,473,684 shares of common stock, par value $ 0.001 per share and (ii) warrants to purchase 39,473,684 shares of common stock, at a combined public offering price of $0.38 per share and warrant, and (b) granted the Underwriter a 30-day option to purchase up to an additional 5,921,052 shares of Common Stock, additional Warrants to purchase up to 5,921,052 shares of Common Stock or any combination thereof, at the public offering price, in each case less underwriting discounts and commissions. Each warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $0.38 per share and expires five (5) years from the date of issuance. On January 14, 2026, the Underwriter exercised its over-allotment option with respect to additional warrants to purchase 5,921,052 shares of Common Stock.

The offering closed on January 15, 2026. Net proceeds from the offering were approximately $13.3 million after deducting the underwriting discounts and commissions and other estimated offering expenses payable by us. We intend to use the net proceeds of this offering for working capital and general corporate purposes.

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

On May 2, 2025, our stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants and an amendment of our Certificate of Incorporation, as amended, to increase the authorized share capital to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2025 Series B Warrants were reset on May 19, 2025 to $0.4373 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 21,482,492 shares of common stock. The liability classified March 2025 Series B Warrants were remeasured immediately prior to exercise, which resulted in a $3.8 million gain on the change in fair value for the year ended December 31, 2025, and a $0.8 million credit to additional paid-in-capital.

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

During the year ended December 31, 2025, we paid the March 2025 Private Placement Purchasers $3.2 million and 5,211,835 shares were returned and cancelled under the terms of the Letter Agreement.

Support Letters

On July 11, 2025, we and certain March 2025 Private Placement Purchasers party to the Letter Agreement entered into that certain letter of support (the “Support Letters”) to modify certain portions of the Letter Agreement as between us and each of such March 2025 Private Placement Purchasers. In the event that we reasonably believe that, within the 30 days (the “Modification Period”) prior to the end of any fiscal quarter, we will have stockholders’ equity in an amount below $3.0 million as of the end of such fiscal quarter (the “Potential Equity Deficiency”), the Subsequent Financing Percentage (as defined in the Letter Agreement) shall be modified from 90% to 50% for any Subsequent Financing (as defined in the Letter Agreement) that occurs during the Modification Period pursuant to the Lincoln Park Purchase Agreement. Upon the end of the Modification Period, the Subsequent Financing Percentage shall be reverted to 90%, and such percentage shall apply to all Subsequent Financings, including all Subsequent Financings pursuant to the Lincoln Park Purchase Agreement. In the event we desire to trigger the modification of the Subsequent Financing Percentage, we agree to supply the purchaser who executed a Support Letter with a pro forma balance sheet to evidence its reasonable belief of the Potential Equity Deficiency approximately 30 days prior to each end of fiscal quarter once the books for prior months are closed. In accordance with the Support Letters, we made a cash payment of $0.5 million to each purchaser for a total cash payment of $2.3 million, which was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of September 30, 2025. Such payment counted as cash received by the purchaser towards its Maximum Amount. Each Support Letter also grants the purchaser party to the letter a participation right in certain future financings of ours for a period of 12 months.

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

The repayment obligation owed under the Amendment Agreement is accounted for at fair value as a financial liability in accordance with ASC 480. The liability is remeasured each period, with changes to fair value recorded in the statement of operations. As of December 31, 2025, we had a remaining liability of approximately $4.5 million included in accounts payable and accrued expenses on our consolidated balance sheet.

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

In accordance with the Lincoln Park Purchase Agreement, we were required to pay Lincoln Park an initial commitment fee of $0.5 million, which was paid through the issuance of 1,612,903 shares of common stock on August 14, 2025. The initial commitment fee was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of September 30, 2025. An additional commitment fee of $0.5 million will be paid in cash or shares of common stock, or a combination of cash and shares of common stock, if and when we sell over $25.0 million of our common stock under the Lincoln Park Purchase Agreement.

As of the year ended December 31, 2025, we issued 50,000,000 shares under the Lincoln Park Purchase Agreement for gross proceeds of approximately $22.6 million. The Company incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement. There are no shares available for resale under our Second Registration Statement in respect of the Lincoln Park Purchase Agreement.

Nasdaq Listing Compliance

Minimum Stockholders’ Equity Requirement

In March 2024, we received notice from the Listing Qualifications staff of Nasdaq (the “Staff”), notifying us that we no longer maintained at least $2.5 million in stockholders’ equity, as required under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), and also did not meet any other alternative standard. On October 22, 2024, we held our first hearing before a Nasdaq panel, as a result of which we received additional time, or until March 4, 2025, to regain compliance. A second hearing was held on July 15, 2025. On July 22, 2025, the panel for our second hearing issued a decision granting our request for continued listing on Nasdaq, subject to us demonstrating compliance with (1) the Minimum Stockholders’ Equity Requirement by August 14, 2025; and (2) the Minimum Bid Requirement (as defined below) by September 8, 2025. On August 22, 2025, we received a letter (the “August 2025 Letter”) from Nasdaq confirming our compliance with Nasdaq Listing Rule 5550(b). Specifically, the August 2025 Letter confirmed that we were in compliance with both (1) Nasdaq Listing Rule 5550(b)(2), which requires a market value of listed securities of at least $35 million and (2) the alternative stockholders’ equity threshold under Nasdaq Listing Rule 5550(b)(1), which is the Minimum Stockholders’ Equity Requirement. Accordingly, we satisfied two alternative criteria under Nasdaq Listing Rule 5550. As a result of such compliance, the deadline of September

8, 2025 per the July 2025 Decision to regain compliance of the $1.00 bid price rule under Nasdaq Listing Rule 5550(a)(2) no longer applied and Nasdaq permitted us the remainder of the previously announced grace period to regain compliance of such rule through November 12, 2025. The August 2025 Letter also provided that, solely with respect to the Minimum Stockholders’ Equity Requirement, we remain subject to a one-year panel monitoring period, through August 22, 2026. If, within that one-year monitoring period, the Staff determines that we no longer satisfy the Minimum Stockholders’ Equity Requirement (and we are not then in compliance with one of the alternative standards under Nasdaq Listing Rule 5550(b)), we will not be permitted to provide the Staff with a plan of compliance and the Staff is not permitted to grant additional time to regain compliance with the Minimum Stockholders’ Equity Requirement nor will we be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter, and we will have an opportunity to request a new hearing before the Nasdaq Hearings Panel, which request would stay any further action by the Staff pending the ultimate outcome of the hearing.

Minimum Bid Requirement

On May 16, 2025, we received notice from Nasdaq that, because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). We were provided an initial compliance period of 180 calendar days, or until November 12, 2025, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to November 12, 2025.

On November 13, 2025, we received a second letter from the Nasdaq Staff advising that we had been granted an additional 180 calendar days, or until May 11, 2026, to regain compliance with the Minimum Bid Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

We intend to continue to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. Specifically, we have confirmed to Nasdaq that, if necessary, we will implement a reverse stock split of our outstanding common stock to attempt to regain compliance. If we do not regain compliance within the additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the Minimum Bid Requirement during the 180-day additional compliance period or maintain compliance with the other Nasdaq listing requirements.

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

Cash (used in) provided by operating, investing, and financing activities for the year ended December 31, 2025 and 2024 is summarized as follows (in thousands):

	Years Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(20,775)	$(10,554)
Investing activities	(854)	(4,111)
Financing activities	30,311	6,187
Net change in cash and cash equivalents	$8,682	$(8,478)

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

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of December 31, 2025. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $20.8 million compared to $10.6 million in the same period of 2024. Cash used in operating activities increased by $10.2 million during the year ended December 31, 2025 as compared to the same period in 2024, due primarily to an increased net loss and net working capital changes, partially offset by the change in fair value of derivative instruments.

Net cash used in operating activities for the year ended December 31, 2024 was $10.6 million compared to $12.9 million in the same period of 2023. Cash used in operating activities decreased by $2.3 million during the year ended December 31, 2024 as compared to the same period in 2023, due primarily to increased reimbursement under the CPRIT Contract for research and development costs related to the ReSPECT-LM program.

Investing activities

Net cash used in investing activities for the year ended December 31, 2025 of $0.9 million was primarily related to the purchase of short-term investments of $9.4 million which was partially offset by the redemption of short-term investments of $3.8 million and the sale of short-term investments of $4.8 million.

Net cash used in investing activities for the year ended December 31, 2024 was primarily related to purchase of Biocept assets of $0.5 million, purchase of short-term investments of $15.6 million, redemption of short-term investments of $12.2 million, and purchases of fixed assets of $0.1 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was related to $22.6 million in proceeds from the sale of common stock under the Lincoln Park Purchase Agreement, $15.9 million of proceeds from sale of common stock, Pre-Funded Warrants and warrants in connection with the March 2025 Private Placement, $3.7 million of net proceeds from the issuance of notes payable and warrants, and $0.8 million of proceeds from the Pershing Credit Facility, partially offset by $3.3 million repayment on the Pershing Credit Facility, $3.7 million repayment of Notes payable, $3.2 million of costs paid to investors pursuant to the Letter Agreement, $2.3 million of financing costs related to the return and cancellation of Private Placement Shares and Pre-Funded Warrants, and $0.2 million from offering costs for the sale of common stock.

Net cash provided by financing activities for the year ended December 31, 2024 was related to net proceeds of $7.3 million raised by the May 2024 Private Placement, and drawdown of $3.3 million from the Pershing Credit Facility, offset by repurchase of common stock for approximately $0.4 million and repayment of principle balance under the Oxford term loan of $4.0 million.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses, and that affect our recognition and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to impairment assessment of our grants and awards, indefinite lived intangible assets, share-based compensation and fair value of warrants. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Goodwill

We perform our goodwill impairment analysis at the reporting unit level. For the years ended December 31, 2025 and 2024, our company has one reporting unit. We perform our annual impairment analysis by either doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment, or comparing a reporting unit’s estimated fair value to its carrying amount. If a quantitative assessment is performed the evaluation includes management estimates of cash flow projections based on internal future projections and/or use of a market approach by looking at market values of comparable companies. Our market capitalization is also considered as a part of this analysis.

In accordance with our accounting policy, we completed the annual evaluation for impairment of goodwill as of December 31, 2025 using the qualitative method and determined that no impairment existed.

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

As part of the Letter Agreement, the March 2025 Series B Warrants were amended to (a) reduce the overall number of March 2025 Series B Warrant Shares issuable upon exercise of the Series B Warrants to an aggregate of up to 35,536,380 Series B Warrant Shares, (b) reduce the alternative cashless exercise ratio in such March 2025 Series B Warrants from 3:1 to 1:1, and (c) remove provisions contained in the March 2025 Series B Warrants that would otherwise reduce the Company’s stockholders’ equity. As a result of the Letter Agreement, the Amended March 2025 Series B Warrants no longer failed the indexation guidance under ASC 815, Derivatives and Hedging, and the fair value of the warrant liability, in the amount of $11.0 million was reclassified to equity. Immediately prior to reclassification, the March 2025 Series B Warrant liability was remeasured, and $4.5 million was recorded as a capital contribution to additional paid-in capital, as the modification of the March 2025 Series B Warrants was deemed equivalent to a capital contribution by existing shareholders of the Company. After the June 17, 2025 modification, 34,794,54 Amended March 2025 Series B Warrants were cashless exercised.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Plus Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Plus Therapeutics, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has recurring losses and negative cash flows from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Grant Revenue

As noted in Note 11 of the consolidated financial statements, in September 2022, the Company entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with the Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT provides the Company with a CPRIT grant (“CPRIT Grant”) of up to $17.6 million over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with leptomeningeal metastases (“LM”). The Company recognized $5.2 million in grant revenue from the CPRIT Grant during the year ended December 31, 2025.

We identified the determination of research and development costs incurred associated with the CPRIT Grant as a critical audit matter because of the significant management judgment and subjectivity involved in determining whether such costs satisfied the funding conditions. This matter required extensive auditor effort and judgment in performing procedures and evaluating audit evidence.

The primary procedures we performed to address this critical audit matter included:

•
Reviewing the CPRIT Grant agreement to understand the conditions for which research and development costs satisfy the funding guidelines.
•
Reviewing evidence of CPRIT’s approval of the research and development costs submitted by the Company that were applied to the CPRIT Grant funding conditions.
•
Inspecting vendor agreements and a sample of source documents to determine whether the expenses incurred satisfy the CPRIT grant funding conditions.

Valuation and Accounting Assessment of Warrants

As described in Note 15 to the financial statements, the Company issued March 2025 Series A and March 2025 Series B common stock warrants in connection with the March 2025 Private Placement. The Company evaluated the terms of the March 2025 Series A Warrants and March 2025 Series B Warrants under authoritative guidance and concluded that each of the instruments should be accounted for as a liability instrument at fair value at issuance and each subsequent balance sheet date until settlement, with changes in the fair value recorded in the consolidated statement of operations.

On June 17, 2025, the Company and the March 2025 Private Placement Purchasers entered into a letter agreement (the “Letter Agreement”) with each of the March 2025 Private Placement Purchasers in an effort to, among other items, minimize the dilutive impact of the March 2025 Private Placement. The Letter Agreement extinguished the March 2025 Series A Warrants, modified the March 2025 Series B Warrants. The extinguishment of the March 2025 Series A Warrants was recognized as a $2.3 million capital contribution and recorded to additional paid-in capital, as the extinguishment was deemed equivalent to a capital contribution by existing shareholders of the Company. As part of the same transaction, the March 2025 Series B Warrants were amended to (a) reduce the overall number of March 2025 Series B Warrant shares issuable upon exercise of the Series B Warrants, (b) reduce the alternative cashless exercise ratio in such March 2025 Series B Warrants from 3:1 to 1:1, (c) remove provisions contained in the March 2025 Series B Warrants that would otherwise reduce the Company’s stockholders’ equity, and (d) the exercise price of the Amended March 2025 Series B Warrants was reset back to $1.98 per share. As a result of the Letter Agreement, the Amended March 2025 Series B Warrants no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, resulting in a reclassification from liability to equity.

We identified the valuation and accounting assessment of the warrants as critical audit matter as auditing the warrant valuation involves significant judgment, including the selection of valuation models (e.g., Monte Carlo), and the determination of key inputs such as expected volatility, risk‑free interest rates, and expected term and the complexity involved in determining the accounting classification.

The primary procedures we performed to address this critical audit matter included:

•
Reviewing the terms of the warrant agreements and management’s accounting assessment for the classification of the warrants (liability or equity).
•
Evaluating the appropriateness of the valuation model used by management to estimate the fair value of the warrants.
•
Testing the accuracy and completeness of the underlying data used in the valuations, including key terms of the warrant agreements.
•
Assessing the reasonableness of significant assumptions, such as volatility, risk-free rate, and expected term, by comparing them to observable market data and company-specific factors.
•
Involved our internal valuation specialist in evaluating the appropriateness of the valuation methodologies and reasonableness of the key assumptions.
•
Evaluating the adequacy of the financial statement disclosures related to warrant fair value, including description of the valuation techniques and significant assumptions.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

New York, NY

March 12, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Plus Therapeutics, Inc.

Houston, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Plus Therapeutics, Inc. (the “Company”) as of December 31, 2024, the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor from 2016 to 2025.

/s/ BDO USA P.C.

Austin, Texas

March 31, 2025

PLUS THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,256	$76
Restricted cash and cash equivalents	4,502	—
Investments	4,356	3,530
Grant receivable	322	571
Other current assets	1,734	1,082
Total current assets	15,170	5,259

Property and equipment, net	257	448
Operating lease right-of-use assets	70	73
Goodwill	372	372
Intangible assets, net	333	469
Other assets	123	12
Total assets	$16,325	$6,633
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,920	$11,288
Investor liability pursuant to Letter Agreement	4,502	—
Operating lease liability	56	44
Deferred grant liability	927	927
Other liabilities	159	—
Line of credit	750	3,292
Total current liabilities	12,314	15,551

Noncurrent operating lease liability	15	31
Total liabilities	12,329	15,582

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 138,934,281 shares issued and 138,675,856 outstanding as of December 31, 2025, 100,000,000 shares authorized; 6,154,758 shares issued and 5,896,333 outstanding as of December 31, 2024, respectively	139	6
Treasury stock (at cost), 258,425 shares as of December 31, 2025 and 2024, respectively	(500)	(500)
Additional paid-in capital	520,222	485,024
Accumulated deficit	(515,865)	(493,479)
Total stockholders’ equity (deficit)	3,996	(8,949)
Total liabilities and stockholders’ equity	$16,325	$6,633

See Accompanying Notes to these Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2025	2024
Grant revenue	$5,213	$5,824

Operating expenses:
Research and development	8,379	10,580
General and administrative	12,132	9,939
Total operating expenses	20,511	20,519
Operating loss	(15,298)	(14,695)

Other income (expense):
Financing expense	(3,061)	(3,545)
Change in fair value of derivative instruments	(2,631)	5,654
Warrant issuance costs	(964)	(486)
Interest income	116	273
Interest expense	(548)	(179)
Total other income (expense)	(7,088)	1,717
Net loss	$(22,386)	$(12,978)

Per share information:
Net loss per share of common stock - basic	$(0.29)	$(1.95)
Weighted average number of shares of common stock outstanding - basic	77,804,612	6,640,251

Net loss per share of common stock - diluted	$(0.29)	$(2.34)
Weighted average number of shares of common stock outstanding - diluted	77,804,612	7,700,774

See Accompanying Notes to these Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible						Additional		Total
	preferred stock		Common stock				paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Treasury Stock		capital	deficit	equity (deficit)
Balance at December 31, 2023	1,952	$—	4,522,656	$5	(78,559)	$(126)	$479,274	$(480,501)	$(1,348)
Issuance of common stock	—	—	1,439,988	1	—	—	—	—	1
Exercise of pre-funded warrants	—	—	192,114	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(179,866)	(374)	—	—	(374)
Stock-based compensation	—	—	—	—	—	—	550	—	550
Reclass of warrants to equity	—	—	—	—	—	—	5,200	—	5,200
Net loss	—	—	—	—	—	—	—	(12,978)	(12,978)
Balance at December 31, 2024	1,952	$—	6,154,758	$6	(258,425)	$(500)	$485,024	$(493,479)	$(8,949)
Stock-based compensation	—	—	—	—	—	—	1,540	—	1,540
Exercise of pre-funded warrants	—	—	26,185,731	26	—	—	(26)	—	—
Exercise or exchange of March 2025 Series A and B Warrants	—	—	57,018,872	57	—	—	801	—	858
Exercise of Series B Warrants from May 2024 PIPE	—	—	497,824	—	—	—	882	—	882
Exchange of warrants for notes payable	—	—	—	—	—	—	(3,694)	—	(3,694)
Issuance of common stock, pre-funded warrants and warrants for debt repayment	—	—	4,069,738	4	—	—	5,369	—	5,373
Cancellation of common stock	—	—	(5,211,835)	(4)	—	—	4	—	—
Issuance of common stock under Lincoln Park Purchase Agreement, net of issuance costs	—	—	50,000,000	50	—	—	22,550	—	22,600
Reclassification of 2025 Series B warrant liability to equity	—	—	—	—	—	—	10,967	—	10,967
Modification of warrants	—	—	—	—	—	—	6,801	—	6,801
Investor fees pursuant to Support Letters	—	—	—	—	—	—	(2,250)	—	(2,250)
Liability to investors pursuant to Letter Agreement	—	—	—	—	—	—	(7,746)	—	(7,746)
Restricted stock unit vesting	—	—	219,193	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(22,386)	(22,386)
Balance at December 31, 2025	1,952	$—	138,934,281	$139	(258,425)	$(500)	$520,222	$(515,865)	$3,996

See Accompanying Notes to these Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,386)	$(12,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445	872
Accretion of discount on short-term investments	(9)	(111)
Noncash financing expenses	3,061	3,545
Change in fair value of derivative instruments	2,631	(5,654)
Stock compensation expense	1,540	550
Gain on sale of assets	(16)	—
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	249	(571)
Other assets	(763)	218
Accounts payable and accrued expenses	(5,620)	4,702
Other liabilities	159	—
Change in operating lease liabilities	(66)	(130)
Deferred grant liability	—	(997)
Net cash used in operating activities	(20,775)	(10,554)

Cash flows from investing activities:
Purchases of property and equipment	(67)	(146)
Proceeds from sale of property and equipment	30	—
Purchases of intangible assets	—	(545)
Purchases of short-term investments	(9,353)	(15,590)
Proceeds from redemption of short-term investments	3,768	—
Proceeds from sales of short-term investments	4,768	12,170
Net cash used in investing activities	(854)	(4,111)

Cash flows from financing activities:
Principal payments of term loan obligation	—	(3,996)
Proceeds from credit facility	750	3,292
Repayment of credit facility	(3,292)	—
Payment of financing costs	(2,250)	—
Proceeds from issuance of notes payable and warrants	3,738	—
Repayment of notes payable	(3,703)	—
Proceeds from sale of common stock, pre-funded warrants, and warrants	15,926	7,265
Proceeds from sale of common stock under Lincoln Park Purchase Agreement	22,615	—
Payment to investors pursuant to Letter Agreement	(3,242)	—
Offering costs for sale of common stock	(231)	—
Purchase of treasury stock	—	(374)
Net cash provided by financing activities	30,311	6,187
Net increase (decrease) in cash and cash equivalents	8,682	(8,478)
Cash, cash equivalents, and restricted cash at beginning of period	76	8,554
Cash, cash equivalents, and restricted cash at end of period	$8,758	$76

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$—	$32
Supplemental schedule of non-cash investing and financing activities:
Unpaid offering cost	$252	$—
Unpaid liability to investors pursuant to Letter Agreement	$4,502	$—
Exchange of warrants for notes payable	$3,694	$—
Redemption of notes by issuance of common stock, pre-funded warrants and warrants	$3,512	$—
Right-of-use assets acquired by assuming operating lease liabilities	$62	$—

See Accompanying Notes to these Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Operations

The Company

Plus Therapeutics, Inc. (the “Company”) is a clinical-stage pharmaceutical company focused on the development, manufacture and commercialization of complex and innovative treatments for patients battling cancer and other life-threatening diseases. CNSide Diagnostics, LLC is a wholly owned subsidiary of Plus Therapeutics, Inc. that develops and commercializes proprietary laboratory-developed tests, such as the CNSide Test, designed to identify tumor cells that have metastasized to the central nervous system in patients with carcinomas and melanomas.

Certain Risks and Uncertainties

The Company’s prospects are subject to the risks and uncertainties frequently encountered by companies in the early stages of development and commercialization, especially those companies in rapidly evolving and technologically advanced industries such as the biotech and medical device field. The Company’s future viability largely depends on its ability to complete development of new products and receive regulatory approvals for those products. No assurance can be given that the Company’s new products will be successfully developed, regulatory approvals will be granted, or acceptance of these products will be achieved.

Going Concern

The Company incurred net losses of $22.4 million for the year ended December 31, 2025, and as of December 31, 2025, the Company had an accumulated deficit of $515.9 million and cash, cash equivalents, restricted cash, and short-term investments of $13.1 million. The Company includes restricted cash and cash equivalents in its liquidity assessment because the restrictions are expected to be released within one year after the date that the financial statements in this Form 10-K are issued, at which time the funds will be available to support working capital requirements. Additionally, the Company used net cash of $20.8 million to fund its operating activities for the year ended December 31, 2025. The Company expects that its research and development expenditures will increase in absolute dollars in 2026 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As disclosed in more detail in Note 15, the Company has entered into various financing agreements and raised capital by issuing its common stock. Additionally, in January 2026, the Company entered into an underwriting agreement in which it raised net proceeds of approximately $13.3 million after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company.

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

Nasdaq Listing Compliance

Minimum Stockholders’ Equity Requirement

In March 2024, the Company received notice from the Listing Qualifications staff of Nasdaq (the “Staff”), notifying it that it no longer maintained at least $2.5 million in stockholders’ equity, as required under Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), and also did not meet any other alternative standard. On October 22, 2024, the Company held its first hearing before a Nasdaq panel, as a result of which it received additional time, or until March 4, 2025, to regain compliance. A second hearing was held on July 15, 2025. On July 22, 2025, the panel for its second hearing issued a decision granting its request for continued listing on Nasdaq, subject to the Company demonstrating compliance with (1) the Minimum Stockholders’ Equity Requirement by August 14, 2025; and (2) the Minimum Bid Requirement (as defined below) by September 8, 2025. On August 22, 2025, the Company received a letter (the “August 2025 Letter”) from Nasdaq confirming its compliance with Nasdaq Listing Rule 5550(b). Specifically, the August 2025 Letter confirmed that the Company was in compliance with both (1) Nasdaq Listing Rule 5550(b)(2), which requires a market value of listed securities of at least $35 million and (2) the alternative stockholders’ equity threshold under Nasdaq Listing Rule 5550(b)(1), which is the Minimum Stockholders’ Equity Requirement. The August 2025 Letter also provided that, solely with respect to the Minimum Stockholders’ Equity Requirement, it remain subject to a one-year panel monitoring period, through August 22, 2026. If, within that one-year monitoring period, the Staff determines that the Company no longer satisfies the Minimum Stockholders’ Equity Requirement (and it is not then in compliance with one of the alternative standards under Nasdaq Listing Rule 5550(b)), it will not be permitted to provide the Staff with a plan of compliance and the Staff is not permitted to grant additional time to regain compliance with the Minimum Stockholders’ Equity Requirement nor will it be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter, and it will have an opportunity to request a new hearing before the Nasdaq Hearings Panel, which request would stay any further action by the Staff pending the ultimate outcome of the hearing.

Minimum Bid Requirement

On May 16, 2025, the Company received notice from Nasdaq that, because the closing bid price for its common stock had fallen below $1.00 per share for 30 consecutive business days, it no longer complied with the minimum bid price requirement pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Company was provided an initial compliance period of 180 calendar days, or until November 12, 2025, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of its common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to November 12, 2025.

On November 13, 2025, the Company received a second letter from the Nasdaq Staff advising that it had been granted an additional 180 calendar days, or until May 11, 2026, to regain compliance with the Minimum Bid Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A).

The Company intends to continue to actively monitor the closing bid price of its common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. Specifically, it has confirmed to Nasdaq that, if necessary, it will implement a reverse stock split of its outstanding common stock to attempt to regain compliance. If the Company does not regain compliance within the additional compliance period, Nasdaq will provide notice that its common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Requirement during the 180-day additional compliance period or maintain compliance with the other Nasdaq listing requirements.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and critical accounting policies involve reviewing assets for impairment, and determining the assumptions used in measuring share-based compensation expense and the fair value of warrants.

Actual results could differ from these estimates. Management’s estimates and assumptions are reviewed regularly, and the effects of revisions are reflected in the financial statements in the periods they are determined to be necessary.

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Cash and cash equivalents include cash in readily available checking, savings accounts, money market accounts, and certain treasury bills. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash balances due to the financial position of the depository institution in which those deposits are held.

Restricted cash and cash equivalents relates to the liability owed under the modified Letter Agreement (as described in Note 15, Stockholders’ Equity) pursuant to which the Company is required to retain sufficient funds in an interest bearing account to cover such repayment obligations and make such repayments upon request by any investor who executed the amendment agreement. The restriction will lapse when the related liability is satisfied either from the Company or from reselling securities acquired in the March 2025 Private Placement in an amount equal to 115% of the purchase price such purchaser paid in the March 2025 Private Placement. The Company includes restricted cash and cash equivalents in current assets because the restrictions are expected to be released within one year.

The following table provides a reconciliation of the components of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total amount presented in the consolidated statements of cash flows:

	As of December 31,
	2025	2024
Cash and cash equivalents	$4,256	$76
Restricted cash and cash equivalents	4,502	—
Total cash, cash equivalents, and restricted cash presented in the consolidated statements of cash flows	$8,758	$76

Financial Instruments

Financial instruments include cash equivalents, other current assets, and accounts payable. The carrying values of cash equivalents, other current assets, and accounts payable generally approximate fair value due to the short-term nature of these instruments.

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

Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit exceeds its fair value. The Company performed its impairment test by comparing it’s estimated fair value, calculated from the Company’s market capitalization, to its carrying amount. There were no changes in the carrying amount of goodwill during the years ended December 31, 2025 and 2024.

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

Research and Development

Research and development expenditures, which are charged to operations in the period incurred, include costs associated with the design, development, testing and enhancement of the Company’s products, regulatory fees, the purchase of laboratory supplies, and preclinical and clinical studies as well as salaries and benefits for the Company's research and development employees.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2025 and 2024, the Company has not recorded any interest or penalties related to income tax matters.

Share-Based Compensation

The Company recognizes the fair value of all share-based payment awards in its statements of operations over the requisite vesting period of each award, which approximates the period during which the employee and non-employee director is required to provide service in exchange for the award. The Company estimates the fair value of these options using the Black-Scholes option pricing model using assumptions for expected volatility, expected term, and risk-free interest rate. Expected volatility is based primarily on historical volatility and is computed using daily pricing observations for recent periods that correspond to the expected term of the options. The expected term represents the period of time that options are expected to be outstanding. Because the Company does not have historical exercise behavior, it determines the expected life assumption using the simplified method which is an average of the contractual term of the option and its vesting period. The risk-free interest rate is the interest rate for treasury instruments with maturities that approximate the expected term.

Segment Information

For the years ended December 31, 2025 and 2024, the Company is managed as a single operating segment, and therefore reports its results in one operating segment.

Loss Per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock method. Potential common shares were related entirely to outstanding but unexercised options, restricted stock units, warrants and convertible preferred stocks for all periods presented.

Concentration Risk

Although the Company’s contracts with its vendors are not exclusive, the Company currently uses sole source providers for core materials used in its clinical trials.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosure. This ASU includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company adopted this ASU prospectively as of January 1, 2025, and the impact is included in the consolidated financial statements and related disclosures.

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

The Company has investments in money market accounts, which are included in cash and cash equivalents on the balance sheets. Certain treasury bills are also considered cash equivalents if their maturities are three months or less at the time of purchase. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since money market account and treasury bill fair values are known and observable through daily published floating net asset values. The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements as of December 31, 2025 or December 31, 2024. The Company does not have any investments classified as Level 3 and no investment transferred between classification levels during the year ended December 31, 2025.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively (in thousands).

	Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$1,513	$1,513	$—	$—
Treasury bills	6,983	6,983	—	—
Total cash equivalents	$8,496	$8,496	$—	$—

Investments
Treasury bills	$2,853	$2,853	$—	$—
Government agency bonds	1,503	1,503	—	—
Total investments	$4,356	$4,356	$—	$—

	Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$74	$74	$—	$—
Total cash equivalents	$74	$74	$—	$—

Investments
Treasury bills	$2,062	$—	$2,062	$—
Government agency bonds	772	772	—	—
Money market	696	696	—	—
Total investments	$3,530	$1,468	$2,062	$—

Liabilities recorded at fair value

Convertible Notes

The Company elected to account for convertible notes (consisting of funding notes and exchange notes) issued on February 13, 2025 at fair value as of the issuance date and immediately before their settlement date of March 4, 2025. The convertible notes are valued using the binomial lattice model with the following key level 3 inputs:

	At issuance	At settlement
Interest rate	4.18% - 4.28%	3.99%
Remaining term (years)	1.0	0.94
Volatility	77.5%	119.2%
Fair value of common stock	$1.20	$0.30

The following table provides a roll forward of the fair value of the convertible notes during the year ended December 31, 2025 (in thousands):

	Funding Notes	Exchange Notes
Beginning balance as of January 1, 2025	$—	$—
Issuance	3,968	3,763
Change in fair value	(265)	(251)
Settlement	(3,703)	(3,512)
Ending balance as of December 31, 2025	$—	$—

Warrants

The Company issued March 2025 Series A and March 2025 Series B common stock warrants in connection with the March 2025 Private Placement. The March 2025 Series A and March 2025 Series B common stock warrants are accounted for as liabilities at fair value at issuance date, and immediately prior to their extinguishment and modification, respectively, on June 17, 2025. The March 2025 Series A common stock warrants were valued using the Monte Carlo simulation, with the following key level 3 inputs:

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

In addition, the February 2025 Warrants issued in connection with the Funding Notes were required to be classified as liabilities and recorded at fair value. The Company estimated the fair value of the February 2025 Warrants using the Black Scholes model at issuance as of February 13, 2025 and as of their redemption date of March 4, 2025, using the following level 3 inputs:

	At issuance	At settlement
Interest rate	4.30%	4.30%
Remaining term (years)	5.0	4.95
Volatility	98.5%	102.1%
Fair value of common stock	$1.20	$0.30

The table below provides a summary of the fair value of the Company’s warrant liability during year ended December 31, 2024 (in thousands):

Twelve Months Ended December 31, 2024
Warrant liability
Beginning balance as of January 1, 2024	$—
Issuance of warrants	10,854
Change in fair value of warrants	(5,654)
Reclassification to equity	(5,200)
Ending balance as of December 31, 2024	$—

The following table provides a roll forward of the fair value of liability classified common stock warrants during the year ended December 31, 2025 (in thousands):

	February 2025 Warrants	March 2025 Series A Warrants	March 2025 Series B Warrants	Total
Beginning balance as of January 1, 2025	$—	$—	$—	$—
Issuance	2,762	2,005	11,243	16,010
Change in fair value	(2,231)	335	5,043	3,147
Settlement	(531)	—	(858)	(1,389)
Modification and extinguishment	—	(2,340)	(4,461)	(6,801)
Reclassification to equity	—	—	(10,967)	(10,967)
Ending balance as of December 31, 2025	$—	$—	$—	$—

Investor Liability Pursuant to Letter Agreement and Support Letters

The repayment obligation owed to certain March 2025 Private Placement Purchasers pursuant to the amended Letter Agreement and Support Letters is accounted for at fair value as a financial liability in accordance with ASC 480. The Company measures the fair value of the repayment obligation using Level 3 inputs. As of December 31, 2025, the Company had a liability of approximately $4.5 million on its consolidated balance sheet related to this repayment obligation. Refer to Note 15 Stockholders’ Equity for further details.

Nonfinancial Assets and Liabilities

The Company applies fair value techniques on a non-recurring basis, if and when necessary, associated with: (1) valuing potential impairment losses related to goodwill and intangible assets which are accounted for pursuant to the authoritative guidance for intangibles—goodwill and other; and (2) valuing potential impairment losses related to long-lived assets which are accounted for pursuant to the authoritative guidance for property, plant and equipment. There was no impairment related to long lived assets, intangible assets, or goodwill during the years ended December 31, 2025 or 2024.

4. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to facilitate the execution of management strategies. During the year ended December 31, 2025, the unrealized gain on the Company's available-for-sale securities was immaterial, and not presented separately in the consolidated statements of operations.

The Company classified all investments with maturities longer than three months from the date of purchase as short-term investments in the consolidated balance sheets, reflecting its intent and ability to use these assets to meet the liquidity requirements of current operations. The following table summarizes contractual maturities of available-for-sale securities as of December 31, 2025 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,853	$2,853
Due after one year through five years	—	—
Due after five years	1,503	1,503
Total Investments	$4,356	$4,356

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

The March 2025 Series A Warrants and March 2025 Series B Warrants (and for the period in which the February 2025 Warrants, Funding Notes, and Exchange Notes, were outstanding) were participating securities because holders of such instruments would participate in the event a dividend is paid on common stock, however such holders did not have a contractual obligation to share in the Company’s losses. As such, losses were attributed entirely to common stockholders.

The following table sets forth the computation of basic and diluted net loss per share of common stock for the periods indicated, in thousands except share and per share data:

	Year Ended December 31,
	2025	2024
Basic and diluted net loss per share of common stock calculation:
Net loss	$(22,386)	$(12,978)
Change in fair value of derivative instruments	-	(5,047)
Net loss attributable to common stockholders - diluted	$(22,386)	$(18,025)

Weighted average shares of common stock outstanding - basic	77,804,612	6,640,251
Net loss per share of common stock - basic	$(0.29)	$(1.95)

Weighted average shares of common stock - diluted	77,804,612	7,700,774
Net loss per share of common stock - diluted	$(0.29)	$(2.34)

The following table provides a summary of instruments where underlying shares issuable upon exercise or conversion were excluded from the diluted loss per share calculation for the periods presented because their effect would be anti-dilutive. Additionally, the shares underlying the February 2025 Warrants, Funding Notes and Exchange Notes, each outstanding during the year ended December 31, 2025, were excluded from diluted loss per share as their effect would be anti-dilutive.

	As of December 31,
	2025	2024
Outstanding stock options	11,646,927	598,540
Outstanding restricted stock units	2,637,588	-
Preferred stock	28,190	28,190
Outstanding warrants	3,141,993	7,183,064
Total	17,454,698	7,809,794

6. Composition of Certain Financial Statement Captions

Other Current Assets

As of December 31, 2025 and 2024, other current assets were comprised of the following (in thousands):

	December 31,
	2025	2024
Prepaid services	$797	$87
Deferred costs (Note 7)	394	436
Prepaid insurance	543	559
	$1,734	$1,082

Property and Equipment, net

As of December 31, 2025 and 2024, property and equipment, net, were comprised of the following (in thousands):

	December 31,
	2025	2024
Office and computer equipment	$1,782	$1,778
Leasehold improvements	1,810	1,810
	3,592	3,588
Less accumulated depreciation	(3,335)	(3,140)
	$257	$448

Depreciation expense totaled $0.2 million and $0.6 million for each of the years ended December 31, 2025 and 2024, respectively.

Intangible Assets, net

As of December 31, 2025, intangible assets included the net book value of costs incurred for the purchase of Biocept intellectual properties (Note 12) and software upgrades. Amortization expenses totaled $0.1 million for each of the years ended December 31, 2025 and 2024.

As of December 31, 2025 intangible assets, net, were comprised of the following (in thousands):

	December 31,
	2025	2024
Software	$221	$221
Less: Accumulated amortization	(218)	(218)
Intellectual Property	546	546
Less: Accumulated amortization	(216)	(80)
Total intangible assets, net	$333	$469

As of December 31, 2025, future amortization expense on intangible assets is estimated to be as follows (in thousands):

Year Ending December 31,	Amount
2026	136
2027	136
2028	61
Total future amortization expense	$333

Accounts Payable and Accrued Expenses

As of December 31, 2025 and 2024, accounts payable and accrued expenses were comprised of the following (in thousands):

	December 31,
	2025	2024
Accounts payable	$3,276	$9,474
Accrued payroll and bonus	993	920
Accrued professional fees	183	236
Accrued vacation and compensation	421	356
Accrued R&D studies	112	185
Accrued interest	—	117
Accrued other	935	—
	$5,920	$11,288

7. Commitments and Contingencies

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company calculates the associated lease liability and corresponding right-of-use asset upon lease commencement using a discount rate based on the rate implicit in the lease or an incremental borrowing rate commensurate with the term of the lease. Lease renewable options are included in the estimation of the lease term when it is reasonably certain that the Company will exercise such options.

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

On October 16, 2025, the Company entered into a lease (the “Houston Lease”) with LG 1 Property Owner LP, pursuant to which the Company agreed to lease approximately 11,370 rentable square feet of space located at 6420 Levit Green Boulevard, Houston, Texas 77021. The Houston Lease is expected to commence on or about November 1, 2026. The Houston Lease provides for a monthly base rent of $58,745, which increases annually by approximately 3%, plus the Company’s share of the building’s direct expenses. The Houston Lease has an initial term of 120 calendar months. While the premises under the Houston Lease is constructed and designed to fit the Company's business needs and intended purpose, the Company leased temporary space of approximately 11,370 rentable square feet (separate from the premises under the Houston Lease) for a monthly base rent of $58,745. The Company expects to be in the temporary space until leasehold improvements are completed. The Company recognizes lease expense for the short-term temporary space on a straight-line basis over the expected lease term. The deferred rent balance of $159,000 representing the difference between the cash payments made and the straight-line lease expense is recorded to "Other liabilities" on the consolidated balance sheets.

The Company’s future minimum annual lease payments under the Houston Lease, including the temporary space, at December 31, 2025 are as follows (in thousands):

Houston Lease
2026	$1,070
2027	708
2028	730
2029	752
2030	774
Thereafter	5,000
Total minimum lease payments	$9,034

The Company leases certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease expires on March 31, 2027.

The Company’s operating lease liabilities and corresponding right-of-use assets are included in the balance sheets. As of December 31, 2025, the weighted average discount rate used to measure operating lease liabilities and the operating leases remaining term were 12.7% and 1.25 years, respectively.

The table below summarizes the Company’s operating lease costs from its statements of operations, and cash payments from its statements of cash flows (in thousands).

	Year Ended December 31,
	2025	2024
Lease expense:
Operating lease expense	$62	$145
Total lease expense	$62	$145

Cash payment information:
Operating cash used for operating leases	$63	$180
Total cash paid for amounts included in the measurement of lease liabilities	$63	$180

Total rent expenses for each of the years ended December 31, 2025 and 2024 was $0.4 million and $0.2 million, respectively, which includes leases in the table above, month-to-month operating leases, and common area maintenance charges.

The Company’s future minimum annual lease payments under operating leases at December 31, 2025 are as follows (in thousands):

Operating Leases
2026	$62
2027	15
Total minimum lease payments	$77
Less: amount representing interest	$(6)
Present value of obligations under leases	71
Less: current portion	56
Noncurrent lease obligations	$15

Manufacturing Agreement with SpectronRX

On November 5, 2024, the Company entered into a manufacturing services agreement with SpectronRx for drug product development and manufacturing, which includes an initial commitment fee of $0.3 million. Under this agreement, the Company will own all rights to intellectual property related to the products developed, while SpectronRx retains rights to its own technology. SpectronRx is required to negotiate a commercial supply agreement upon six months' written notice before the Company's first commercial manufacturing needs. The agreement will remain in place for five years, automatically renewing for successive one-year terms unless terminated with six months' notice. During the year ended December 31, 2025 and 2024, the Company did not recognize any expenses related to this agreement.

Other Commitments and Contingencies

The Company has entered into agreements with various research organizations for preclinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on current study progress. As of December 31, 2025, the Company did not have any clinical research study obligations.

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

8. License Agreements

UT Health Science Center at San Antonio (“UTHSCSA”) License Agreement

On December 31, 2021, the Company entered into a Patent and Know-How License Agreement (the “UTHSCSA License Agreement”) with UTHSCSA, pursuant to which UTHSCSA granted the Company an irrevocable, perpetual, exclusive, fully paid-up license, with the right to sublicense and to make, develop, commercialize and otherwise exploit certain patents, know-how and technology related to the development of biodegradable alginate microspheres containing nanoliposomes loaded with imaging and/or therapeutic payloads.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from the Cancer Prevention & Research Institute of Texas ("CPRIT"). As of December 31, 2025, there were no accrued payments due to NanoTx as a result of the CPRIT grant received (Note 11).

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

10. Line of Credit Facility

On May 31, 2024, the Company drew down $3.3 million on a margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. On January 3, 2025, the Pershing Credit Facility was fully repaid and the collateralized marketable securities were fully redeemed. On December 22, 2025, the Company drew down $0.8 million under the Pershing Credit Facility.

The available credit line limit under the Pershing Credit Facility fluctuates based on the Company’s request for extensions from time to time, subject to the value of the collateralized marketable securities the Company holds with Pershing, provided that the amount available to draw under the Pershing Credit Facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities the Company held with Pershing, Pershing could require the Company from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level. The amounts borrowed under the Pershing Credit Facility are due on demand.

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

As of December 31, 2025 and 2024, the Company held collateralized marketable securities with Pershing with a total value of $0.8 million and $3.5 million, respectively.

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

The CPRIT Contract will terminate on August 28, 2026, unless terminated earlier by (a) the mutual written consent of all parties to the CPRIT Contract, (b) CPRIT for an event of default by the Company, (c) CPRIT, if the funds allocated to the CPRIT Grant become legally unavailable during the term of the CPRIT Contract and CPRIT is unable to obtain additional funds for such purposes, and (d) the Company for convenience. CPRIT may require the Company to repay some or all of the disbursed CPRIT Grant proceeds (with interest not to exceed 5% annually) in the event of the early termination of the CPRIT Contract by CPRIT for an event of default by the Company or by the Company for convenience, or if the Company relocates its principal place of business outside of the state of Texas during the CPRIT Contract term or within three years after the final payment of the grant funds.

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

The Company recognized $5.2 million and $5.8 million in grant revenue from the CPRIT Contract during the years ended December 31, 2025 and 2024, respectively. The grant revenue receivable balance related to the CPRIT Grant on the consolidated balance sheet as of December 31, 2025 and December 31, 2024 was $0.3 million and $0.6 million, respectively.

Department of Defense Award

Effective September 1, 2024, the Company entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million award for research and development purposes (“DoD Award”) over a three year period. The DoD Award will be used to support the planned expansion of the Company’s clinical trial for pediatric brain cancer. On October 4, 2024, the Company received its first payment under the DoD Award in the amount of $0.9 million, which was recorded as deferred grant liability as of December 31, 2025. As of December 31, 2025, no grant revenue was recognized related to the DoD Award.

12. Biocept Asset Acquisitions

On April 26, 2024, the Company, after having its bid accepted by the United States Bankruptcy Court for the District of Delaware, acquired from Biocept, for a total cash payment of $400,000, substantially all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio (the “CNSide Platform”), including (i) intellectual property, (ii) inventory and raw materials, and (iii) data, information, results and reports pertaining to the completed and on-going clinical studies involving the use of the CNSide Platform (including, but not limited to, the FORESEE clinical study that was being conducted by Biocept), related to the development, making, selling, and exporting or importing of the CNSide proprietary cell enumeration test (the “CNSide Test”).

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

The Company has recorded a full valuation allowance against its net deferred tax assets and due to our net losses for the years ended December 31, 2025 and 2024, there was no provision or benefit for income taxes recorded.

The table below summarizes the Company’s net loss before income tax provision for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Domestic	$(22,386)	$(12,978)
Foreign	—	—
Net loss before provision for income taxes	$(22,386)	$(12,978)

In accordance with the updated disclosure requirements of ASU 2023-09 for the year ended December 31, 2025, the reconciliation of the income tax benefit at the U.S. federal statutory rate to the provision for income taxes is as follows (in thousands):

	$	%
Pre-tax book income - worldwide:	$(22,386)
Tax at statutory rate:	(4,730)	21.0%
State and local income taxes, net of federal income tax effect:(1)	(35)	0.2%
Foreign tax effects	—	—
Effect of cross border tax laws	—	—
Tax Credits:
R&D Credits	(360)	1.6%
Change in valuation allowance:	3,133	(13.9)%
Nontaxable or nondeductible items:
Permanent differences	121	(0.5)%
Stock-based compensation	290	(1.3)%
Warrants	1,398	(6.2)%
Other:
Other	59	(0.3)%
Changes in unrecognized tax benefits:
FIN48	124	(0.6)%
	$-	0.0%
(1)
Texas state taxes comprised the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the year ended December 31, 2024 and prior to the adoption of ASU 2023-09, the reconciliation of income tax benefit at the U.S. federal statutory rate to the provision for income taxes is as follows:

2024
Income tax benefit at federal statutory rate	(21.0)%
Change in valuation allowance	23.8%
Income tax benefit at state statutory rate	(0.3)%
Share-based compensation	0.9%
Warrants	(2.6)%
NOLs expiring and adjustments to NOL	(0.1)%
Research credit	(0.7)%
0.0%

Income taxes paid, net of refunds received, for the year ended December 31, 2025 was negligible.

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Accrued expenses	$302	$249
Share-based compensation	106	94
Net operating loss carryforwards	19,275	15,412
Income tax credit carryforwards	2,108	1,725
Property and equipment, net	206	218
Intangible assets	853	730
Capitalized R&D	2,862	3,949
Other, net	213	213
Total deferred tax assets	25,925	22,590
Valuation allowance	(25,910)	(22,575)
Total deferred tax assets, net of allowance	15	15
Deferred tax liabilities:
Other	(15)	(15)
Total deferred tax liability	(15)	(15)
Net deferred tax assets (liability)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $25.9 million as of December 31, 2025 as it does not believe it is more likely than not the net deferred tax assets will be realized. The Company increased its valuation allowance by approximately $3.3 million during the year ended December 31, 2025.

At December 31, 2025, the Company had federal and state tax loss carry forwards of approximately $90.7 million and $4.8 million, respectively. The federal and state net operating loss carry forwards begin to expire in 2037 and 2044, if unused, respectively. The federal net operating loss carryover includes $87.3 million of net operating losses generated after 2017. Federal net operating losses generated from 2018 onwards carryover indefinitely and may generally be used to offset up to 80% of future taxable income. At December 31, 2025, the Company had federal tax credit carry forwards of approximately $2.3 million, before reduction for uncertain tax positions. The federal credits will begin to expire in 2039, if unused. In addition, at December 31, 2025, the Company had state tax credit carry forwards of approximately $0.4 million, before reduction for uncertain tax positions. The state credits will begin to expire in 2039, if unused.

The Company follows the provisions of income tax guidance which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. The guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company has not recognized any liability for uncertain tax positions as of December 31, 2025 and 2024.

Following is a tabular reconciliation of the unrecognized tax benefits activity during the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Unrecognized Tax Benefits – Beginning	$424	$408
Gross increases – tax positions in prior period	5	—
Gross decreases – tax positions in prior period	—	(5)
Gross increase – current-period tax positions	128	21
Unrecognized Tax Benefits – Ending	$557	$424

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal reduction in the deferred tax asset valuation allowance.

The Company did not recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses for the year ended December 31, 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company has evaluated the impact the new tax law had on its financial condition and results of operations. OBBBA had no impact on the Company's effective income tax rate, its net deferred federal income tax liability, or current taxes payables. The impact of the tax law changes from the OBBBA is included in the Company’s financial statements.

14. Employee Benefit Plan

The Company implemented a 401(k) retirement savings and profit sharing plan (the “Plan”) effective January 1, 1999. During 2022, the Company commenced safe harbor matching contribution for up to 4% of eligible employee contributions. Total matching contribution under the Plan amounted to approximately $0.1 million for the years ended December 31, 2025 and 2024.

15. Stockholders’ Equity

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company's board of directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

Series B and C Preferred Stock

As of December 31, 2025, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 27,792 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 398 shares of common stock.

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

The Funding Notes, accrued interest and February 2025 warrants were repurchased by the Company subsequent to consummation of the March 2025 Private Placement for an aggregate repurchase price of $4.2 million.

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

Both the Funding Notes and the Exchange Notes contained embedded conversion features that were required to be bifurcated and accounted for as derivative liabilities. The Company evaluated authoritative guidance for accounting for convertible debt instruments and elected to account for the Funding Notes and Exchange Notes at fair value. Consequently, the Company recorded the Funding Notes and Exchange Notes in their entirety at fair value at issuance and immediately before settlement, with changes in fair value recorded as change in fair value of derivative instruments in the consolidated statements of operations between the issuance date and the settlement date.

The Company entered into the transaction due to immediate funding requirements. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Exchange Notes, Funding Notes and associated warrants were recorded at fair value on the issuance date at $3.8 million, $4.0 million and $2.7 million, respectively. The excess of the fair value of the instruments issued over cash received of $3.7 million and the carrying value of the May 2024 Series A Warrants exchanged of $3.7 million, in the amount of $3.1 million was recorded as a financing expense in the statement of operations for the year ended December 31, 2025.

Changes in the fair value of Exchange Notes, Funding Notes and February 2025 Warrants between issuance date and settlement date, in the amount of a gain of $0.3 million, a gain of $0.3 million and a gain of $2.2 million, respectively, were recorded as change in the fair value of derivative instruments in the statement of operations for the year ended December 31, 2025.

March 2025 Private Placement

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 SPA”) with accredited investors, including certain existing stockholders of the Company (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”). The March 2025 SPA, provided for the sale and issuance by the Company of an aggregate of 28,042,140 shares (the “March 2025 Private Placement Shares”) of the Company’s common stock, or, at the election of each March 2025 Private Placement Purchaser, pre-funded warrants to purchase Common Stock (the “March 2025 Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.001 per share (the “March 2025 Pre-Funded Warrant Shares”), with each March 2025 Private Placement Share or March 2025 Pre-Funded Warrant accompanied by (i) a Series A common warrant (the “March 2025 Series A Warrants”) to purchase one share of common stock (the “March 2025 Series A Warrant Shares”), and (ii) one Series B common warrant (the “March 2025 Series B Warrants”) to purchase one share of common stock (see below for additional details on the Series B Warrants cashless exercise provisions) (the “March 2025 Series B Warrant Shares,” and together with the March 2025 Series A Warrant Shares, the “March 2025 Common Warrant Shares”). The March 2025 Private Placement Shares, March 2025 Pre-Funded Warrants, March 2025 Pre-Funded Warrant Shares, March 2025 Series A Warrants, March 2025 Series B Warrants, and the March 2025 Common Warrant Shares are collectively referred to herein as the “March 2025 Securities.” Pursuant to the March 2025 SPA, the Company issued to the March 2025 Private Placement Purchasers 4,069,738 March 2025 Private Placement Shares, 23,972,400 March 2025 Pre-Funded Warrants, 28,042,138 March 2025 Series A Warrants and 28,042,138 March 2025 Series B Warrants. As of December 31, 2025, all March 2025 Series A Warrants and March 2025 Series B Warrants were settled as a result of cancellation, exchanges or exercises as detailed below.

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

The Company evaluated the terms of the February 2025 Warrants, March 2025 Series A Warrants and March 2025 Series B Warrants under authoritative guidance and concluded that each of the instruments should be accounted for as a liability instrument at fair value at issuance and each subsequent balance sheet date until settlement, with changes in the fair value recorded in the consolidated statement of operations. The March 2025 Pre-Funded Warrants meet the criteria to be recorded as equity in the Company's consolidated balance sheet.

The March 2025 Private Placement closed on March 7, 2025 (the “March 2025 Closing Date”). The aggregate gross proceeds at the March 2025 Closing Date totaled approximately $15.0 million. The gross proceeds, along with the fair value of the February 2025 Warrants of $0.5 million and Exchange Notes of $3.5 million as of the settlement date of March 4, 2025, were first allocated to the warrant liability instruments at their full fair value, totaling $13.2 million, with the remainder of $5.8 million recorded to common stock and additional paid-in capital in equity of the consolidated balance sheet. Total offering expenses of $1.4 million were allocated based on the allocated amount of proceeds to warrant liabilities and equity, with $1.0 million recorded as warrant issuance expenses and expensed as incurred, and the remaining $0.4 million recorded as common stock issuance costs in additional paid-in capital.

On May 2, 2025, our stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants and an amendment of our Certificate of Incorporation, as amended, to increase the authorized share capital to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2025 Series B Warrants were reset on May 19, 2025 to $0.4373 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 21,482,492 shares of common stock. The liability classified March 2025 Series B Warrants were remeasured immediately prior to exercise, which resulted in a $3.8 million gain on the change in fair value for the year ended December 31, 2025, and a $0.8 million credit to additional paid-in-capital.

During the year ended December 31, 2025, 57,018,872 March 2025 Series A Warrants and March 2025 Series B Warrants were exercised or exchanged.

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

As part of the Letter Agreement, all March 2025 Series A Warrants were cancelled. As of March 31, 2025, the fair value of the March 2025 Series A Warrant liability was $5.0 million. On June 17, 2025, the March 2025 Series A Warrants were immediately remeasured to fair value prior to their cancellation, which resulted in a $0.3 million loss on change in fair value attributable to the March 2025 Series A Warrants for the year ended December 31, 2025. The extinguishment of the March 2025 Series A Warrants was recognized as a $2.3 million capital contribution and recorded to additional paid-in capital, as the extinguishment was deemed equivalent to a capital contribution by existing shareholders of the Company.

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

Lastly, in conjunction with the Letter Agreement, each of the March 2025 Private Placement Purchasers agreed to return an aggregate of 12,241,986 Private Placement Shares and Pre-Funded Warrants issuable for an aggregate of 10,633,650 Pre-Funded Warrant Shares, held by them as of the date of the Letter Agreement, upon request of the Company (the "Letter Agreement Repurchase Option"), which were issued pursuant to the March 2025 Private Placement Purchase Agreement for a value of $0.66 per Private Placement Share and $0.659 per Pre-Funded Warrant. In exchange therefor, the Company agreed to repay the March 2025 Private Placement Purchasers holding such securities 115% of such value, using 90% of the proceeds from any capital raised by the Company subsequent to July 1, 2025. The Company and each of the March 2025 Private Placement Purchasers also agreed to waive any restrictions on subsequent equity sales and variable rate transactions contained in March 2025 Private Placement Purchase Agreement to allow for such repayment. During the year ended December 31, 2025, the Company paid the March 2025 Private Placement Purchasers $3.2 million and 5,211,835 shares were returned and cancelled under the terms of the Letter Agreement.

Support Letters

On July 11, 2025, the Company and certain March 2025 Private Placement Purchasers party to the Letter Agreement entered into that certain letter of support (the “Support Letters”) to modify certain portions of the Letter Agreement as between the Company and each of such March 2025 Private Placement Purchasers. In the event that the Company reasonably believes that, within the 30 days (the “Modification Period”) prior to the end of any fiscal quarter, the Company will have stockholders’ equity in an amount below $3.0 million as of the end of such fiscal quarter (the “Potential Equity Deficiency”), the Subsequent Financing Percentage (as defined in the Letter Agreement) shall be modified from 90% to 50% for any Subsequent Financing (as defined in the Letter Agreement) that occurs during the Modification Period pursuant to the Lincoln Park Purchase Agreement. Upon the end of the Modification Period, the Subsequent Financing Percentage shall be reverted to 90%, and such percentage shall apply to all Subsequent Financings, including all Subsequent Financings pursuant to the Lincoln Park Purchase Agreement. In the event the Company desires to trigger the modification of the Subsequent Financing Percentage, the Company agrees to supply the purchaser who executed a Support Letter with a pro forma balance sheet to evidence its reasonable belief of the Potential Equity Deficiency approximately 30 days prior to each end of fiscal quarter once the books for prior months are closed. In accordance with the Support Letters, the Company made a cash payment of $0.5 million to such purchasers for a total cash payment of $2.3 million, which was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2025. Such payment counted as cash received by the purchaser towards its Maximum Amount. Each Support Letter also granted the purchaser party to the letter a participation right in certain future financings of the Company for a period of 12 months.

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

The repayment obligation owed under the Amendment Agreement is accounted for at fair value as a financial liability in accordance with ASC 480. The liability is remeasured each period, with changes to fair value recorded in the statement of operations. As of December 31, 2025, the Company had a remaining liability of approximately $4.5 million included in investor liability pursuant to the letter agreement on its consolidated balance sheet.

During the year ended December 31, 2025, the Company recorded $7.7 million as a reduction of additional paid in capital representing the total investor liability pursuant to the letter agreement. This reduction in additional paid in capital is net of $0.9 million as a result of the reselling of securities acquired in the March 2025 Private Placement by certain March 2025 Private Placement Purchasers, which was recorded as a reduction of the liability that would have been settled in cash, with a corresponding increase to stockholders’ equity.

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

The exercise price of May 2024 Series A Warrants and Series B Warrants from the Initial Subscription is $1.772 per share from the Initial Subscription and $1.908 per share from the Additional Subscription, provided that the exercise price for the May 2024 Series A Warrants and Series B Warrants issued to the Company Insiders is $1.79 per share. Subject to certain ownership limitations, the May 2024 Series A Warrants will be exercisable until May 9, 2029, which is the five-year anniversary of issuance. Subject to certain ownership limitations, the May 2024 Series B Warrants will be exercisable until June 24, 2025. The Pre-Funded Warrant will not expire until exercised in full.

Prior to the Amendment and Restatements (as defined below), if a holder of a May 2024 Series A Warrant or a Series B Warrant was unable to exercise the warrant due to the limitation contained in the warrant that restricts the holder from owning above a specified beneficial ownership level (generally 4.99% or 9.99%) as the result of exercise of the warrant, then the holder had the right to elect upon exercise of the warrant to receive a Pre-Funded Warrant for the same number of shares of common stock that would otherwise have been received upon exercise of the warrant. In addition, prior to the Amendment and Restatements, the May 2024 Series A Warrants and Series B Warrants provided for a call right starting June 24, 2025, in favor of the Company, if the volume-weighted average price of the shares of common stock exceeds specified prices.

The May 2024 Private Offering closed on May 9, 2024. The Company issued 1,439,988 shares of common stock, 2,151,544 Pre-Funded Warrants, 3,591,532 Series A Warrants and 3,591,532 Series B Warrants to purchase shares of its common stock in connection with the May 2024 Private Placement. The net proceeds from the May 2024 Private Placement were approximately $7.3 million.

The Company reviewed the terms of the May 2024 Pre-Funded Warrants, Series A Warrants and Series B Warrants under the authoritative accounting guidance as of the issuance date.

As described above, the May 2024 Series A Warrants and Series B Warrants were initially classified as liabilities for the reason that they could have been exercised into either shares of common stock or May 2024 Pre-Funded Warrants at the holder’s option and thus failed the indexation guidance under ASC 815, Derivatives and Hedging. The May 2024 Series A Warrant and Series B Warrant liability were initially recorded at fair value as of the issuance date, and under the terms of the May 2024 Series A Warrants and Series B Warrants when issued that liability was subject to adjustment to estimated fair value at each balance sheet date until the warrants were settled. Refer below for additional information regarding the amendment of the May 2024 Series A Warrants and Series B Warrants that eliminated the ability of the May 2024 Series A Warrants and Series B Warrants to be exercised into Pre-Funded Warrants, and as a result, the reclassification of the May 2024 Series A and B Warrants from liability to equity section of the consolidated balance sheet.

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

The proceeds from the May 2024 Private Placement were first allocated to the full fair value of the May 2024 Series A Warrants and Series B Warrants due to the initial liability classification. As disclosed in Note 3, Fair Value Measurements, the fair value of the May 2024 Series A Warrants and Series B Warrants at issuance was $10.9 million. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Company recognized approximately $3.5 million in financing expense in the consolidated statement of operations during year ended December 31, 2024, which represents the excess of the fair value of the Series A Warrants and Series B Warrants at issuance over the proceeds. During the year ended December 31, 2024, the Company recognized a fair value gain on warrant liability of $5.7 million. Proceeds from the May 2024 Private Placement are shown as cash from financing transactions and the gain on warrant liability is included as an adjustment to reconcile the net loss to net cash used in operating activities in the statements of cash flows for the year ended December 31, 2024.

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

During the year ended December 31, 2025, 497,824 May 2024 Series B Warrants were exercised.

Amendment and Restatement of May 2024 Series A Warrants and Series B Warrants

On August 9, 2024, the Company amended and restated the May 2024 Series A Warrants and Series B Warrants (the “Amendment and Restatements”) issued in the May 2024 Private Placement. The Amendment and Restatements eliminated the ability of the holders of the May 2024 Series A Warrants and Series B Warrants to elect to purchase Pre-Funded Warrants upon exercise of the May 2024 Series A Warrants and Series B Warrants in lieu of shares of common stock if the holder would have been restricted because of the specified beneficial ownership level in the May 2024 Series A Warrants and Series B Warrants.

In addition, the Amendment and Restatements eliminated the Company’s call right under the terms of the May 2024 Series A Warrants to call the May 2024 Series A Warrants after June 24, 2025, if the volume-weighted average price of shares of common stock exceeded specified prices. There were no other changes in the terms of the May 2024 Series A Warrants and Series B Warrants.

As a result of the Amendment and Restatements, the May 2024 Series A Warrants and Series B Warrants, as amended, no longer failed the indexation guidance under ASC 815, Derivatives and Hedging, and the fair value of the warrant liability at the amendment date, in the amount of $5.2 million, was reclassified to equity.

Lincoln Park Purchase Agreement

On June 17, 2025, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park committed to purchase up to $50.0 million of shares of the Company’s common stock, $0.001 par value per share. Such sales of common stock by the Company are subject to certain limitations and conditions set forth in the Lincoln Park Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement (a “Lincoln Park Registration Statement”). As of December 31, 2025, under the Lincoln Park Registration Statements, the resale of up to a total of 50,000,000 shares are reserved for issuance and sale under the Lincoln Park Purchase Agreement.

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

The Company also has the right to direct Lincoln Park, on any business day on which the Company has properly submitted a Regular Purchase notice for the maximum amount the Company is then permitted to sell to Lincoln Park in such Regular Purchase, to purchase an additional amount of the common stock (an “Accelerated Purchase”) of additional shares based on criteria established in the Lincoln Park Purchase Agreement. The purchase price per share for each such Accelerated Purchase will be 96.5% of the lesser of: (i) the volume weighted average price (“VWAP”) during a specific time window on the Accelerated Purchase date as defined in the Lincoln Park Purchase Agreement, and (ii) the closing sale price of the Company’s common stock on The Nasdaq Capital Market on the same Accelerated Purchase date.

In addition to the Regular Purchase and Accelerated Purchase, the Company can sell to Lincoln Park an additional amount of common stock (an “Additional Accelerated Purchases”), which can be initiated multiple times on the same Additional Accelerated Purchase date. The purchase price per share for each such Additional Accelerated Purchase will be 96.5% of the lesser of: (i) the VWAP during a specific time windows on the Additional Accelerated Purchase date as defined in the Lincoln Park Purchase Agreement, and (ii) the closing sale price of the Company’s common stock on The Nasdaq Capital Market on the same Additional Accelerated Purchase date.

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

In accordance with the Lincoln Park Purchase Agreement, the Company was required to pay Lincoln Park an initial commitment fee of $0.5 million, which was paid through the issuance of 1,612,903 shares of common stock on August 14, 2025. The initial commitment fee was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of December 31, 2025. The Company agreed to pay an additional commitment fee of $0.5 million, which it elected to pay in shares of its common stock, upon receipt of $25.0 million aggregate gross proceeds from sales of common stock to Lincoln Park under the Lincoln Park Purchase Agreement.

As of the year ended December 31, 2025, the Company issued 50,000,000 shares under the Lincoln Park Purchase Agreement for gross proceeds of approximately $22.6 million. The Company incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement. There are no shares available for resale under the Company's Second Registration Statement in respect of the Lincoln Park Purchase Agreement.

Outstanding Warrants

As of December 31, 2025 and 2024, the Company had the following warrants outstanding:

	December 31, 2025	December 31, 2024
May 2024 Series A Warrants	48,285	3,591,532
May 2024 Series B Warrants	3,093,708	3,591,532
2024 Pre-Funded Warrants	-	1,959,430
Total	3,141,993	9,142,494

One share of common stock is issuable for each warrant upon exercise.

Share Repurchase Program and Treasury Stock

On October 31, 2023, the Company announced that its Board had approved a share repurchase program (the “Share Repurchase Program”), with authorization to repurchase up to $500,000 of the outstanding shares of the Company’s common stock. The Company funded repurchases under the Share Repurchase Program with available cash.

During the year ended December 31, 2024, the Company purchased 179,866 shares of its common stock for approximately $0.4 million as treasury stock. As of December 31, 2024, no amount remained authorized for repurchase.

16. Stock-based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of December 31, 2025, there were 2,986,025 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, as amended, provides for the issuance of up to 21,303,334 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expire (except as otherwise provided in the 2020 Plan). As of December 31, 2025, there were 6,864,306 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	598,540	$7.08	9.00
Granted	11,174,201	0.61
Cancelled/forfeited	(125,814)	4.50
Balance as of December 31, 2025	11,646,927	$0.90	9.52	$-
Vested and expected to vest at December 31, 2025	10,559,625	$0.93	9.52	$-
Exercisable at December 31, 2025	1,683,986	$2.51	9.21	$-

The Company settles exercises of stock options with newly issued shares of its common stock. There were no stock options exercised in 2025 or 2024.

As of December 31, 2025, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $5.1 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.17 years.

The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the requisite service period, which is typically the vesting period of each option. The fair value of each option awarded during the years ended December 31, 2025 and 2024 was estimated on the date of grant using the Black-Scholes-Merton option valuation model based on the following weighted-average assumptions:

	December 31, 2025	December 31, 2024
Expected term (years)	6.0	6.0
Risk-free interest rate	3.87%	3.79%
Expected volatility	149.6%	120.6%
Dividend yield	0%	0%
Resulting fair value	$0.57	$1.39

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

A summary of restricted stock unit activity for the year ended December 31, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	—	$—
Granted	2,948,545	$0.58
Vested	(219,193)	$0.57
Cancelled/forfeited	(91,764)	$0.57
Unvested as of December 31, 2025	2,637,588	$0.58

Restricted stock units granted during the year ended December 31, 2025 generally vest over a 36-month period upon satisfaction of service conditions. As of December 31, 2025, the total compensation cost related to non-vested restricted stock units not yet recognized for all the Company’s plans is approximately $1.1 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.53 years.

The following table summarizes share-based compensation recognized during the years ended December 31, 2025 and 2024 in the statement of operations (in thousands):

	Years ended December 31,
	2025	2024
Research and development	$46	$51
General and administrative	1,494	499
Total share-based compensation	$1,540	$550

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

	Year Ended December 31
(in thousands)	2025	2024
Research and development
Clinical, development and licensing expenses	$3,898	$4,549
Personnel related expenses	2,103	3,026
Professional fees	1,224	1,733
Facility and other overhead expenses	1,154	1,272
Total research and development	8,379	10,580
General and administrative
Personnel related expenses	5,611	3,454
Professional expenses	4,970	4,828
Facility and other overhead expenses	1,551	1,657
Total general and administrative	$12,132	$9,939

All of the Company's long-term assets and operations are located in the United States.

18. Subsequent Events

January 2026 Public Offering

On January 13, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as the underwriter (the “Underwriter”), pursuant to which the Company (a) agreed to issue and sell, in an underwritten public offering an aggregate of (i) 39,473,684 shares of common stock, par value $ 0.001 per share and (ii) warrants to purchase 39,473,684 shares of common stock, at a combined public offering price of $0.38 per share and warrant, and (b) granted the Underwriter a 30-day option to purchase up to an additional 5,921,052 shares of Common Stock, additional Warrants to purchase up to 5,921,052 shares of Common Stock or any combination thereof, at the public offering price, in each case less underwriting discounts and commissions. Each warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $0.38 per share and expires five (5) years from the date of issuance. On January 14, 2026, the Underwriter exercised its over-allotment option with respect to additional warrants to purchase 5,921,052 shares of Common Stock.

The offering closed on January 15, 2026. Net proceeds from the offering were approximately $13.3 million after deducting the underwriting discounts and commissions and other estimated offering expenses payable by the Company. The Company intends to use the net proceeds of this offering for working capital and general corporate purposes.

Investor Liability Pursuant to Letter Agreement

Subsequent to December 31, 2025, the Company paid the March 2025 Private Placement Purchasers $4.5 million to fully satisfy the investor liability owed under the modified Letter Agreement, and 6.8 million shares were returned and cancelled under the terms of the Letter Agreement. Due to the $4.5 million payoff, there is no longer a requirement to retain sufficient funds in an interest bearing account to cover such repayment obligations, and as such, the restriction lapsed on the $4.5 million of restricted cash and cash equivalents.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this Annual Report on Form 10-K based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025 based on the COSO criteria.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm because the Company is a smaller reporting company under the rules of the SEC.

(c)
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) Insider Trading Arrangements

For the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined under SEC Rule 16a-1(f)) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined under Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth under the captions “Corporate Governance – Director Candidates,” “Corporate Governance – Biographical Information About Our Director Nominees,” “Corporate Governance – Term of Office,” “Corporate Governance – Family Relationships,” “Executive Officers,” “Corporate Governance – Delinquent Section 16(a) Reports,” “Corporate Governance – Code of Business Conduct and Ethics,” “Corporate Governance – Board Committees” and “Corporate Governance – Insider Trading Policy” in our definitive proxy statement to be filed with the SEC, in connection with our 2026 annual meeting of stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements.

The responses to this portion of Item 15 are set forth under Part II, Item 8 above. The following documents statements are filed as part of this report:

Balance Sheets — December 31, 2025 and 2024

Statements of Operations — December 31, 2025 and 2024

Statements of Stockholders’ Equity (Deficit) — December 31, 2025 and 2024

Statements of Cash Flows — December 31, 2025 and 2024

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

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	05/10/2016
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	05/23/2018
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	07/29/2019
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	08/06/2019
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation		8-K	001-34375 Exhibit 3.1	04/28/2023
3.7	Certificate of Amendment to the Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/02/2025
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018
3.10	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021
4.1	Description of Securities		10-K	001-34375 Exhibit 4.1	03/30/2020
4.2	Form of Common Stock Certificate		10-K	001-34375 Exhibit 4.33	03/09/2018
4.3	Form of Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	02/18/2025
4.4	Form of Warrant issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	011-34375 Exhibit 4.2	02/18/2025
4.5	Form of Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	03/04/2025
4.6	Form of Series A Warrant		8-K	011-34375 Exhibit 4.2	03/04/2025
4.7	Form of Series B Warrant		8-K	011-34375 Exhibit 4.3	03/04/2025
4.8	Form of A&R Series B Warrant		8-K	011-34375 Exhibit 4.1	06/17/2025
4.9	Form of Common Stock Purchase Warrant		S-1	333-292637 Exhibit 4.4	01/09/2026
10.1+	Patent and Know-How License Agreement, dated March 29, 2020, by and between Plus Therapeutics, Inc. and NanoTx, Corp.		8-K	011-34375 Exhibit 10.1	3/30/2020
10.2+	Patent & Technology License Agreement, dated December 31, 2021, by and between Plus Therapeutics, Inc. and the University of Texas Health Science Center at San Antonio		10-K	011-34375 Exhibit 10.2	2/24/2022
10.3#	Amended and Restated Employment Agreement, dated March 11, 2020, by and between Marc Hedrick and Plus Therapeutics, Inc.		10-Q	001-34375 Exhibit 10.6	5/14/2020

10.4#	Amended and Restated Employment Agreement, dated March 11, 2020, by and between Andrew Sims and Plus Therapeutics, Inc.	10-Q	001-34375 Exhibit 10.7	5/14/2020
10.5#	Fifth Amended and Restated 2015 New Employee Incentive Plan	S-1	333-292637 Exhibit 10.9	01/09/2026
10.6#	Plus Therapeutics, Inc. 2020 Stock Incentive Plan, as amended and restated	10-Q	001-34375 Exhibit 10.2	10/30/2025
10.7#	Form of Notice of Grant and Stock Option Agreement under the 2020 Stock Incentive Plan	10-K	001-34375 Exhibit 10.26	02/24/2022
10.8#	Form of Indemnification Agreement	8-K	001-34375 Exhibit 10.1	02/06/2020
10.9#	Form of Agreement for Acceleration and/or Severance	10-K	001-34375 Exhibit 10.113	03/11/2016
10.10+	Cancer Research Grant Contract, effective August 31, 2022, by and between the Cancer Prevention and Research Institute of Texas and Plus Therapeutics, Inc.	8-K	001-34375 Exhibit 10.1	09/22/2022
10.11*	Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein	8-K	001-34375 Exhibit 10.1	02/18/2025
10.12

Form of Secured Convertible Note for Funding Notes issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers names therein

		8-K	001-34375 Exhibit 10.2	02/18/2025
10.13

Form of Secured Convertible Note for Exchange Notes issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers names therein

		8-K	001-34375 Exhibit 10.3	02/18/2025
10.14*	Security Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc., CNSide Diagnostics, LLC and Iroqouis Master Fund Ltd., as collateral agent for the purchasers names therein	8-K	001-34375 Exhibit 10.4	02/18/2025
10.15	Subsidiary Guarantee, dated as of February 13, 2025, by and among CNSide Diagnostics, LLC and the purchasers named therein	8-K	001-34375 Exhibit 10.5	02/18/2025
10.16	Registration Rights Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein	8-K	001-34375 Exhibit 10.6	02/18/2025
10.17	Second Amendment to Securities Purchase Agreement, dated May 5, 2024, as amended on May 9, 2024, by and among Plus Therapeutics, Inc. and the purchasers named therein	8-K	001-34375 Exhibit 10.7	02/18/2025
10.18	Securities Purchase Agreement, dated as of March 4, 2025	8-K	001-34375 Exhibit 10.1	03/04/2025
10.19	Registration Rights Agreement, dated as of March 4, 2025	8-K	001-34375 Exhibit 10.2	03/04/2025
10.20	First Amendment to Securities Purchase and Exchange Agreement, dated as of March 4, 2025	8-K	001-34375 Exhibit 10.3	03/04/2025
10.21	Form of Side Letter between Plus Therapeutics, Inc. and certain holders of warrants, dated as of June 17, 2025	8-K	001-34375 Exhibit 10.1	06/17/2025

10.22	Purchase Agreement, dated June 17, 2025, by and between Lincoln Park Capital Fund, LLC and Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 10.1	06/20/2025
10.23	Registration Rights Agreement, dated June 17, 2025, by and between Plus Therapeutics, Inc. and Lincoln Park Capital Fund, LLC		8-K	001-34375 Exhibit 10.2	06/20/2025
10.24	Form of Support Letter, dated July 11, 2025, by and between Plus Therapeutics, Inc. and certain holders		S-1	333-289526 Exhibit 10.41	08/12/2025
10.25	Form of Amendment Agreement, dated October 28, 2025		10-Q	001-34375 Exhibit 10.3	10/30/2025
10.26+	Lease, dated October 16, 2025, between the Company and LG 1 Property Owner LP.		8-K	001-34375 Exhibit 10.1	10/21/2025
19	Insider Trading Policy		10-K	001-34375 Exhibit 19	03/31/2025
21	List of Subsidiaries	X
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm	X
23.2	Consent of CBIZ CPAs, P.C., Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1†	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002	X
97.1	Incentive Compensation Recovery Policy		10-K	001-34375 Exhibit 97.1	03/05/2024
101.INS

The following financial information from The Plus Therapeutics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2025 and 2024; (ii) Statements of Operations for the years ended December 31, 2025 and 2024; (iii) Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024; (iv) Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (v) Notes to Financial Statements.

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
March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard J. Hawkins	Chairman of the Board	March 12, 2026
Richard J. Hawkins

/s/ Marc H. Hedrick, MD	President & Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Marc H. Hedrick, MD

/s/ Andrew Sims	Chief Financial Officer and VP of Finance (Principal Financial and Accounting Officer)	March 12, 2026
Andrew Sims

/s/ An van Es-Johansson, MD	Director	March 12, 2026
An van Es-Johansson, MD

/s/ Howard Clowes	Director	March 12, 2026
Howard Clowes

/s/ Kyle Guse	Director	March 12, 2026
Kyle Guse

/s/ Robert Lenk	Director	March 12, 2026
Robert Lenk