Form 10-Q
period 2026-03-31
PLUS THERAPEUTICS, INC.
filed 2026-05-15
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 6,883,106 shares of the registrant’s common stock outstanding.

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

These statements include, without limitation, statements about our anticipated expenditures, including research and development, and general and administrative expenses; our intent or ability to maintain compliance with Nasdaq listing standards; our strategic collaborations and license agreements, intellectual property, U.S. Food and Drug Administration and European Medicines Agency approvals and interactions and government regulation; our research and development efforts; the results from our preclinical and clinical studies and the implications of such results regarding the efficacy or safety of our product candidates; the safety profile, pathways, and efficacy of our product candidates and formulations; anticipated advantages of our product candidates over other products available in the market and being developed; the populations that will most benefit from our product candidates and indications that will be pursued with each product candidate; anticipated progress in our current and future clinical trials; plans and strategies to create novel technologies; our IP strategy; future development and/or expansion of our product candidates and therapies in our markets; portions of the “Liquidity and Capital Resources” section of this Quarterly Report including our potential need for additional financing and the availability thereof.

Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: our ability to remain listed on Nasdaq; the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; sources of competition for any of our product candidates; the potential size of the market for our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; our ability to satisfy our obligations under the terms of our capital raising transactions including registering shares issuable in such transactions; our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets; our ability to continue as a going concern; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug and medical device product manufacturing to a contract drug and medical device manufacturing organization; the potential enhancement of our cash position through development, marketing, and licensing arrangements; our ability to timely and efficiently launch our CNSide® Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”); receipt of grant revenue; material security breaches or cybersecurity attacks affecting our operations and property; and our liquidity and capital resources and our ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the radiotherapeutics, and more generally, oncological medicine fields, among others. The forward-looking statements included in this Quarterly Report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 and under “Part II – Item 1A – Risk Factors” in this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,022	$4,256
Restricted cash and cash equivalents	—	4,502
Investments	12,092	4,356
Grant receivable	1,350	322
Other current assets	1,564	1,734
Total current assets	18,028	15,170

Property and equipment, net	1,013	257
Operating lease right-of-use assets	57	70
Goodwill	372	372
Intangible assets, net	299	333
Other assets	147	123
Total assets	$19,916	$16,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,157	$5,920
Investor liability pursuant to Letter Agreement	—	4,502
Operating lease liability	58	56
Deferred grant liability	927	927
Line of credit	667	750
Other liabilities	146	159
Total current liabilities	7,955	12,314

Noncurrent operating lease liability	—	15
Total liabilities	7,955	12,329

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 6,872,364 and 5,557,371 shares issued as of March 31, 2026 and December 31, 2025, respectively; 6,862,027 and 5,547,034 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	7	6
Treasury stock (at cost), 10,337 shares as of March 31, 2026 and December 31, 2025, respectively	(500)	(500)
Additional paid-in capital	535,265	520,355
Accumulated deficit	(522,811)	(515,865)
Total stockholders’ equity	11,961	3,996
Total liabilities and stockholders’ equity	$19,916	$16,325

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Grant revenue	$1,028	$1,059

Operating expenses:
Research and development	2,865	1,756
General and administrative	5,282	2,839
Total operating expenses	8,147	4,595
Operating loss	(7,119)	(3,536)

Other income (expense):
Interest income	190	1
Interest expense	(17)	(548)
Financing expenses	—	(3,211)
Warrant issuance costs	—	(964)
Change in fair value of derivative instruments	—	(9,143)
Total other income (expense)	173	(13,865)
Net loss	$(6,946)	$(17,401)

Per share information
Net loss per share of common stock – basic and diluted	$(1.05)	$(29.86)
Weighted average number of shares of common stock outstanding – basic and diluted	6,646,049	582,668

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (In thousands, except share data)

	Convertible						Additional		Total
	preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2024	1,952	$—	246,190	$—	(10,337)	$(500)	$485,030	$(493,479)	$(8,949)
Stock-based compensation	—	—	—	—	—	—	148	—	148
Exercise of pre-funded warrants	—	—	261,429	1	—	—	(1)	—	—
Exercise of Series B Warrants from May 2024 PIPE	—	—	19,912	—	—	—	882	—	882
Exchange of warrants for notes payable	—	—	—	—	—	—	(3,694)	—	(3,694)
Issuance of common stock, pre-funded warrants and warrants for debt repayment	—	—	162,789	—	—	—	5,373	—	5,373
Net loss	—	—	—	—	—	—	—	(17,401)	(17,401)
Balance at March 31, 2025	1,952	$—	690,320	$1	(10,337)	$(500)	$487,738	$(510,880)	$(23,641)

Balance at December 31, 2025	1,952	$—	5,557,371	$6	(10,337)	$(500)	$520,355	$(515,865)	$3,996
Stock-based compensation	—	—	—	—	—	—	1,022	—	1,022
Cancellation of common stock	—	—	(272,821)	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	8,867	—	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	—	—	1,578,947	1	—	—	13,888	—	13,889
Net loss	—	—	—	—	—	—	—	(6,946)	(6,946)
Balance at March 31, 2026	1,952	$—	6,872,364	$7	(10,337)	$(500)	$535,265	$(522,811)	$11,961

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,946)	$(17,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96	146
Stock-based compensation expense	1,022	148
Noncash financing expenses	—	3,211
Noncash interest expense	17	—
Change in fair value of derivative instruments	—	9,143
Accretion of discount on short-term investments	(21)	—
Operating lease right-of-use asset amortization	13	35
Gain on sale of assets	—	(16)
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	(1,028)	571
Other assets	146	74
Accounts payable and accrued expenses	489	(2,418)
Change in operating lease liabilities	(13)	(35)
Other liabilities	(13)	—
Deferred grant liability	—	370
Net cash used in operating activities	(6,238)	(6,172)

Cash flows from investing activities:
Purchases of property and equipment	(818)	(3)
Proceeds from sale of property and equipment	—	30
Purchase of short-term investments	(9,701)	—
Redemption of short-term investments	1,986	3,531
Net cash (used in) provided by investing activities	(8,533)	3,558

Cash flows from financing activities:
Proceeds from credit facility	1,000	—
Repayment of credit facility	(1,100)	(3,292)
Proceeds from issuance of notes payable and warrants	—	3,738
Repayment of notes payable	—	(3,703)
Proceeds from sale of common stock, pre-funded warrants and warrants	—	14,780
Proceeds from exercise of warrants	—	882
Proceeds from underwritten public offering	15,000	—
Payment to investors pursuant to Letter Agreement	(4,502)	—
Offering costs for sale of common stock	(1,363)	—
Net cash provided by financing activities	9,035	12,405
Net change in cash and cash equivalents	(5,736)	9,791
Cash, restricted cash and cash equivalents at beginning of period	8,758	76
Cash, restricted cash and cash equivalents at end of period	$3,022	$9,867

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$—	$539
Supplemental schedule of non-cash investing and financing activities:
Exchange of warrants for notes payable	$—	$3,694
Redemption of notes by issuance of common stock, pre-funded warrants and warrants	$—	$3,512
Unpaid offering cost	$—	$202

See Accompanying Notes to these Condensed Consolidated Financial Statements

PLUS THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(UNAUDITED)

1. Organization and Basis of Presentation

Description of Business

Plus Therapeutics, Inc. (the “Company”) is a U.S. healthcare company developing and commercializing precision diagnostics and targeted radiopharmaceuticals for central nervous system (“CNS”) cancers. CNSide Diagnostics, LLC (“CNSide Diagnostics”) is the Company's wholly owned subsidiary that develops and commercializes proprietary laboratory-developed tests, such as CNSide®, designed to identify tumor cells that have metastasized to the central nervous system in patients with carcinomas and melanomas. In radiopharmaceuticals, the Company's lead candidate, rhenium (186Re) obisbemeda, is designed specifically for CNS cancers including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”) by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. The Company's acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at December 31, 2025, but does not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Amendments to Certificate of Incorporation and Reverse Stock Split

At the Annual Meeting of Stockholders of the Company held on August 7, 2025 (the “Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to implement a reverse stock split of the Company’s common stock, par value $0.001 per share, with the ratio to be determined by the Board of Directors (the “Board”) of the Company, within a range of not less than 1-for-2 and not greater than 1-for-250. Subsequently, on March 20, 2026, the Board determined to fix the ratio for the reverse stock split at 1-for-25, without any change to its par value (the “Reverse Stock Split”). Thereafter, on April 1, 2026, the Company filed a certificate of amendment to its Charter (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware, to implement the 1-for-25 reverse split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 12:01 a.m. (Eastern time) on April 2, 2026, and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of business on April 2, 2026.

As a result of the Reverse Stock Split, every twenty-five (25) shares of the Company’s issued and outstanding common stock, par value $0.001, were converted into one (1) share of common stock, par value $0.001, reducing the number of issued and outstanding shares of the Company’s common stock from approximately 171,550,698 shares to approximately 6,862,027 shares as of April 2, 2026. Because the Certificate of Amendment did not reduce the number of authorized shares of the Company’s common stock, the effect of the Certificate of Amendment and the Reverse Stock Split is to increase the number of shares of common stock available for issuance relative to the number of shares issued and outstanding. The Reverse Stock Split did not alter the par value of the Company’s common stock or modify any voting rights or other terms of the common stock. No fractional shares were issued in connection with the Reverse Stock Split.

Proportional and retroactive adjustments for the reverse stock split were made to the Company’s outstanding shares, stock-based awards, warrants and equity incentive plans for all periods presented in the condensed consolidated financial statements in this Form 10-Q. The Company’s financial statements, and all references thereto have been retroactively adjusted to reflect the reverse split unless specifically stated otherwise.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and have not materially changed during the three months ended March 31, 2026 except for the Diagnostic Test Revenue Recognition as outlined below. The Company believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 12, 2026.

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

Diagnostic Test Revenue Recognition

The Company recognizes diagnostic revenue in accordance with ASC 606 upon delivery of diagnostic services pursuant to a contract. Contracts for diagnostic testing services generally contain a single performance obligation which represents the delivery of a completed test report to the ordering healthcare provider. The transaction price is the amount the Company expects to be entitled to after estimated contractual adjustments and implicit price concessions for patient-responsibility amounts. These estimates reduce gross charges to estimated net realizable value and are recorded as a reduction of revenue (not as bad debt expense) at the time of revenue recognition. The Company recognizes revenue at a point in time when the test report is delivered as this represents the transfer of control of the promised service. The Company estimates variable considerations, including contractual payer adjustments, and applies the constraint to ensure revenue is recognized only to the extent that it is probable that a significant reversal will not occur. For payer-based arrangements, the Company estimates transaction price using historical reimbursement rates and experience, known payer mix, denial trends, coverage determinations, and contracted reimbursement rates. Where payer-specific history is limited (including for newly covered payers or new coding/coverage pathways), management incorporates peer and industry information, and applies constraint judgments. Changes in estimates are recognized in the period of change and are adjusted for payer mix, coverage decisions, and denial trends.

Amounts that are not expected to be reimbursed are treated as implicit price concessions and not recorded as revenue. If no payor agreements are in place, revenue is recognized when cash is received or when collectability becomes probable.

During the three months ended March 31, 2026, the Company started commercial billing for diagnostic revenue. However, the estimated net revenue amount was immaterial for recognition in the statement of operations.

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

Available-for-Sale Securities

The Company’s available-for-sale securities generally consist of U.S. government and agency securities and bonds. Securities with maturities from the date of purchase of less than three months are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded as interest income (expense). At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company’s intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented.

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

As disclosed in more detail in Note 12 Stockholders' Equity, the Company has entered into various financing agreements to raise capital. The Company continues to seek additional capital from financing alternatives and other sources in order to ensure adequate funding is available to allow the Company to continue research and development activities. If sufficient capital is not raised, the Company will at a minimum need to significantly reduce or curtail its research and development and other operations, and this would have a material adverse impact on its operations.

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

Nasdaq Listing Compliance

Minimum Stockholders’ Equity Requirement

The Company is currently in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). The Company is subject to monitoring through August 22, 2026 with respect to the Minimum Stockholders’ Equity Requirement. If, within such period, the Listing Qualifications staff of Nasdaq (the “Staff”) determines that the Company no longer satisfies the Minimum Stockholders’ Equity Requirement (and it is not then in compliance with one of the alternative standards under Nasdaq Listing Rule 5550(b)), it will not be permitted to provide the Staff with a plan of compliance and the Staff is not permitted to grant additional time to regain compliance with the Minimum Stockholders’ Equity Requirement nor will it be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing before the Nasdaq Hearings Panel, which request would stay any further action by the Staff pending the ultimate outcome of the hearing.

Minimum Bid Requirement

On April 20, 2026, the Company received written notice (the “Notification Letter”) from The Nasdaq Stock Market LLC notifying the Company that it had regained compliance with the Minimum Bid Requirement. The Notification Letter was sent following the implementation of the Reverse Stock Split, which became effective on April 2, 2026. Additional information regarding the Reverse Split can be found in the Company’s Current Report on Form 8-K filed on April 2, 2026.

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

Assets recorded at fair value

The Company has investments in money market accounts which are included in cash and cash equivalents on the condensed consolidated balance sheets. Certain treasury bills are also considered cash equivalents if their maturities are three months or less at the time of purchase. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since money market account and treasury bill fair values are known and observable through daily published floating net asset values.

The Company did not adjust or override any fair value measurements as of March 31, 2026 or December 31, 2025. The Company does not have any investments classified as Level 3 and no investment transferred between classification levels during the three months ended March 31, 2026.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively (in thousands):

	Fair Value Measurements Using
March 31, 2026	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$2,823	$2,823	$—	$—
Total cash equivalents	$2,823	$2,823	$—	$—

Investments
Treasury bills	$9,600	$9,600	$—	$—
Government bonds	2,492	2,492	—	—
Total Investments	$12,092	$12,092	$—	$—

	Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$1,513	$1,513	$—	$—
Treasury bills	6,983	6,983	—	—
Total cash equivalents	$8,496	$8,496	$—	$—

Investments
Treasury bills	$2,853	$2,853	$—	$—
Government agency bonds	1,503	1,503	—	—
Total Investments	$4,356	$4,356	$—	$—

Liabilities recorded at fair value

Convertible Notes

As detailed in Note 12 Stockholders' Equity, the Company elected to account for convertible notes (consisting of funding notes and exchange notes) issued on February 13, 2025 at fair value as of the issuance date and immediately before their settlement date of March 4, 2025. The convertible notes were valued using the binomial lattice model with the following key level 3 inputs:

	At issuance	At settlement
Interest rate	4.18% - 4.28%	3.99%
Remaining term (years)	1.0	0.94
Volatility	77.5%	119.2%
Fair value of common stock	$1.20	$0.30

The following table provides a roll forward of the fair value of the convertible notes during the three months ended March 31, 2025 (in thousands):

	Funding Notes	Exchange Notes
Beginning balance as of January 1, 2025	$—	$—
Issuance	3,968	3,763
Change in fair value	(265)	(251)
Settlement	(3,703)	(3,512)
Ending balance as of March 31, 2025	$—	$—

Warrants

As detailed in Note 12 Stockholders' Equity, the Company issued March 2025 Series A and March 2025 Series B common stock warrants in connection with the March 2025 Private Placement. The March 2025 Series A and March 2025 Series B common stock warrants were accounted for as liabilities at fair value at their issuance date, and immediately prior to their extinguishment and modification, respectively, on June 17, 2025. The March 2025 Series A and March 2025 Series B common stock warrants were valued using the Monte Carlo simulation, with the following key level 3 inputs:

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

The following table provides a roll forward of the fair value of liability classified common stock warrants during the three months ended March 31, 2025 (in thousands):

	February 2025 Warrants	March 2025 Series A Warrants	March 2025 Series B Warrants	Total
Beginning balance as of January 1, 2025	$—	$—	$—	$—
Issuance	2,762	2,005	11,243	16,010
Change in fair value	(2,231)	3,079	8,811	9,659
Settlement	(531)	—	—	(531)
Ending balance as of March 31, 2025	$—	$5,084	$20,054	$25,138

Investor Liability Pursuant to Letter Agreement and Support Letters

The repayment obligation owed to certain March 2025 Private Placement Purchasers pursuant to the amended Letter Agreement and Support Letters was accounted for at fair value as a financial liability in accordance with ASC 480. The Company measured the fair value of the repayment obligation using Level 3 inputs. As of December 31, 2025, the Company had a liability of approximately $4.5 million on its consolidated balance sheet related to this repayment obligation. During the three months ended March 31, 2026, the Company paid the March 2025 Private Placement Purchasers $4.5 million to fully satisfy the investor liability owed under the modified Letter Agreement, and 272,821 shares were returned and cancelled under the terms of the Letter Agreement. Due to the $4.5 million payoff, there is no longer a requirement to retain sufficient funds in an interest bearing account to cover such repayment obligations, and as such, the restriction lapsed on the $4.5 million of restricted cash and cash equivalents. Refer to Note 12 Stockholders’ Equity for further details.

Nonfinancial Assets and Liabilities

The Company applies fair value techniques on a non-recurring basis, if and when necessary, associated with: (1) valuing potential impairment losses related to goodwill and intangible assets which are accounted for pursuant to the authoritative guidance for intangibles—goodwill and other; and (2) valuing potential impairment losses related to long-lived assets which are accounted for pursuant to the authoritative guidance for property, plant and equipment. There was no impairment related to long lived assets, intangible assets, or goodwill during the three months ended March 31, 2026 and 2025.

5. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to facilitate the execution of management strategies. During the three months ended March 31, 2026 and 2025, the unrealized gain on the Company's available-for-sale securities was immaterial, and not presented separately in the condensed consolidated statements of operations.

The Company classified all investments with maturities longer than three months from the date of purchase as short-term investments in the condensed consolidated balance sheets, reflecting its intent and ability to use these assets to meet the liquidity requirements of current operations. The following table summarizes contractual maturities of available-for-sale securities as of March 31, 2026 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,600	$9,600
Due after one year through five years	—	—
Due after five years	2,492	2,492
Total Investments	$12,092	$12,092

6. Loss per Share

Basic per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted per share data is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding as calculated using the treasury stock or if-converted method, as applicable. Pre-funded warrants are included in the weighted average shares outstanding calculation (as of the beginning of the period or the date of the grant, whichever was earlier) for basic and dilutive earnings per share given their nominal exercise price.

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

	As of March 31,
	2026	2025
Outstanding stock options	606,421	50,757
Outstanding restricted stock units	253,042	-
Preferred stock	1,126	1,126
Outstanding warrants (Note 12)	1,941,456	125,679
Total	2,802,045	177,562

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

The Company recognized $1.0 million and $1.1 million in grant revenue from the CPRIT Contract during the three months ended March 31, 2026 and 2025, respectively. The grant revenue receivable related to the CPRIT Grant recorded on the condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 was $1.4 million and $0.3 million, respectively.

Department of Defense Award

Effective September 1, 2024, the Company entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million award for research and development purposes (“DoD Award”) over a three year period. The DoD Award will be used to support the planned expansion of the Company’s clinical trial for pediatric brain cancer. On October 4, 2024, the Company received its first payment under the DoD Award in the amount of $0.9 million, which was recorded as a deferred grant liability as of March 31, 2026 and December 31, 2025. As of March 31, 2026, no amount of grant revenue was recognized related to the DoD Award.

8. Commitments and Contingencies

Leases

On October 16, 2025, the Company entered into a lease (the “Houston Lease”) with LG 1 Property Owner LP, pursuant to which the Company agreed to lease approximately 11,370 rentable square feet of space located at 6420 Levit Green Boulevard, Houston, Texas 77021. The Houston Lease is expected to commence on or about November 1, 2026. The Houston Lease provides for a monthly base rent of $58,745, which increases annually by approximately 3%, plus the Company’s share of the building’s direct expenses. The Houston Lease has an initial term of 120 calendar months. While the premises under the Houston Lease is constructed and designed to fit the Company's business needs and intended purpose, the Company leased temporary space of approximately 11,370 rentable square feet (separate from the premises under the Houston Lease) for a monthly base rent of $58,745. The Company expects to be in the temporary space until the leasehold improvements are completed. The Company recognizes lease expense for the short-term temporary space on a straight-line basis over the expected lease term. The deferred rent balance of $146,000 and $159,000 as of March 31, 2026 and December 31, 2025, respectively, represented the difference between the cash payments made and the straight-line lease expense and is recorded to “Other liabilities” on the condensed consolidated balance sheets.

The Company also leases certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease expires on March 31, 2027.

Manufacturing Agreement with SpectronRx

On November 5, 2024, the Company entered into a manufacturing services agreement with SpectronRx for drug product development and manufacturing, which includes an initial commitment fee of $0.3 million. Under this agreement, the Company owns all rights to intellectual property related to the products developed, while SpectronRx retains rights to its own technology. SpectronRx is required to negotiate a commercial supply agreement upon six months' written notice before the Company's first commercial manufacturing needs. The agreement will remain in place for five years, automatically renewing for successive one-year terms unless terminated with six months' notice. During the three months ended March 31, 2026 and year ended December 31, 2025, the Company did not recognize any expenses related to this agreement.

Other commitments and contingencies

The Company has entered into agreements with various research organizations for preclinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on study progress. As of March 31, 2026, the Company did not have any clinical research study obligations.

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

9. Composition of Certain Financial Statement Captions

As of March 31, 2026 and December 31, 2025, other current assets were comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid services	$758	$797
Deferred costs	414	394
Prepaid insurance	392	543
Total other current assets	$1,564	$1,734

10. Line of Credit Facility

The Company has a margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. The available credit line limit under the Pershing Credit Facility fluctuates based on the Company’s request for extensions from time to time, subject to the value of the collateralized marketable securities the Company holds with Pershing, provided that the amount available to draw under the Pershing Credit Facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities the Company held with Pershing, Pershing could require the Company from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level. The amounts borrowed under the Pershing Credit Facility are due on demand.

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

As of March 31, 2026 and December 31, 2025, the outstanding balances on the line of credit facility with Pershing were $0.7 million and $0.8 million, respectively.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of March 31, 2026, there were no accrued payments due to NanoTx as a result of the CPRIT Grant proceeds received (see Note 7, Grant Revenue of the condensed consolidated financial statements for additional information).

12. Stockholders’ Equity

Reverse Stock Split

On April 1, 2026, the Company implemented a 1-for-25 reverse split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 12:01 a.m. (Eastern time) on April 2, 2026, and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of business on April 2, 2026. Refer to further details as discussed in Note 1 Organization and Basis of Presentation.

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. The Company’s board of directors is authorized to designate the terms and conditions of any preferred stock the Company issues without further action by the common stockholders.

Series B and C Preferred Stock

As of March 31, 2026, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 1,111 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 15 shares of common stock.

Common Stock

February 2025 SPEA Agreements

On February 13, 2025 (the “February 2025 Closing Date”), the Company entered into a Securities Purchase and Exchange Agreement (the “February 2025 SPEA”) with certain existing accredited investors (the “February 2025 Purchasers”). Pursuant to the February 2025 SPEA, on the February 2025 Closing Date the Company issued secured convertible promissory notes (the “Funding Notes”) in the aggregate principal amount of $3.3 million together with common stock purchase warrants (the “February 2025 Warrants”) to purchase 120,080 shares of the Company common stock, par value $0.001 and exercise price of $28.00 per share (the “February 2025 Warrant Exercise Price”). The aggregate purchase price for the Funding Notes and the February 2025 Warrants was approximately $3.7 million (the “Aggregate Purchase Price”) and included proceeds from the February 2025 Purchasers of $3.13 per February 2025 Warrant in accordance with Nasdaq listing rules. The Funding Notes would have matured on February 13, 2026, and bore interest at a rate of 10% per annum, subject to increase upon events of default. The February 2025 Warrants were exercisable for five-years from the date of issuance.

The Funding Notes, accrued interest and February 2025 warrants were repurchased by the Company subsequent to consummation of the March 2025 Private Placement for proceeds of $4.2 million.

Security Interest

The obligations of the Company under the February 2025 SPEA, Funding Notes and Exchange Notes (as defined below) were secured by a pledge of substantially all of the assets of the Company pursuant to a security agreement, dated as of the February 2025 Closing Date, among the Company, CNSide Diagnostics, LLC (a subsidiary of the Company, “CNSide Diagnostics”), and Iroquois Master Fund Ltd., as collateral agent for the February 2025 Purchasers (the “Security Agreement”), subject to certain exceptions. The Security Agreement contained certain customary affirmative and negative covenants, including limitations on the Company’s and CNSide Diagnostics’ ability to dispose of assets, subject to customary exceptions. The repayment of the Company’s obligations under the February 2025 SPEA and Notes were guaranteed pursuant to a subsidiary guarantee, dated as of the February 2025 Closing Date (the “Subsidiary Guarantee”), by and among CNSide Diagnostics and the February 2025 Purchasers. The Security Agreement and the Subsidiary Guarantee were subsequently terminated after the closing of the private placement pursuant to the March 2025 SPA (as defined below).

Exchange Notes

As disclosed below, the Company entered into the May 2024 Purchase Agreement (defined below), with the May 2024 Purchasers for the private placement of securities, including the May 2024 Series A Warrants to purchase an aggregate of up to 143,661 shares of common stock. The May 2024 Purchase Agreement included certain limitations and restrictions on the Company’s ability to issue securities and provided the May 2024 Purchasers and the other investors signatories to the May 2024 Purchase Agreement participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “Financing Restrictions”). On the February 2025 Closing Date, pursuant to the February 2025 SPEA, the Company issued to the May 2024 Purchasers secured convertible promissory notes in the aggregate amount of $3.2 million (the “Exchange Notes”) in exchange for cancellation of the May 2024 Series A Warrants held by the May 2024 Purchasers, and the May 2024 Purchasers entered into a second amendment to the May 2024 Purchase Agreement to eliminate the Financing Restrictions. The terms and conditions of the Exchange Notes were substantially identical in all material respects to the Funding Notes. The Security Agreement and Subsidiary Guarantee also applied to the obligations under the Exchange Notes. The Exchange Notes were exchanged after the closing of the March 2025 Private Placement as defined below.

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

The Company entered into the transaction due to immediate funding requirements. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Exchange Notes, Funding Notes and associated warrants were recorded at fair value on the issuance date at $3.8 million, $4.0 million and $2.7 million, respectively. The excess of the fair value of the instruments issued over cash received of $3.7 million and the carrying value of the May 2024 Series A Warrants exchanged of $3.7 million, in the amount of $3.1 million was recorded as a financing expense in the condensed consolidated statement of operations for the three months ended March 31, 2025.

Changes in the fair value of Exchange Notes, Funding Notes and February 2025 Warrants between issuance date and settlement date, in the amount of a gain of $0.3 million, a gain of $0.3 million and a gain of $2.2 million, respectively, were recorded as change in the fair value of derivative instruments in the condensed consolidated statement of operations for the three months ended March 31, 2025.

March 2025 Private Placement

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 SPA”) with accredited investors, including certain existing stockholders of the Company (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”). The March 2025 SPA, provided for the sale and issuance by the Company of an aggregate of 1,121,685 shares (the “March 2025 Private Placement Shares”) of the Company’s common stock, or, at the election of each March 2025 Private Placement Purchaser, pre-funded warrants to purchase Common Stock (the “March 2025 Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.001 per share (the “March 2025 Pre-Funded Warrant Shares”), with each March 2025 Private Placement Share or March 2025 Pre-Funded Warrant accompanied by (i) a Series A common warrant (the “March 2025 Series A Warrants”) to purchase one share of common stock (the “March 2025 Series A Warrant Shares”), and (ii) one Series B common warrant (the “March 2025 Series B Warrants”) to purchase one share of common stock (see below for additional details on the Series B Warrants cashless exercise provisions) (the “March 2025 Series B Warrant Shares,” and together with the March 2025 Series A Warrant Shares, the “March 2025 Common Warrant Shares”). The March 2025 Private Placement Shares, March 2025 Pre-Funded Warrants, March 2025 Pre-Funded Warrant Shares, March 2025 Series A Warrants, March 2025 Series B Warrants, and the March 2025 Common Warrant Shares are collectively referred to herein as the “March 2025 Securities.” Pursuant to the March 2025 SPA, the Company issued to the March 2025 Private Placement Purchasers 162,789 March 2025 Private Placement Shares, 958,896 March 2025 Pre-Funded Warrants, 1,121,685 March 2025 Series A Warrants and 1,121,685 March 2025 Series B Warrants. As of December 31, 2025, all March 2025 Pre-Funded Warrants, March 2025 Series A Warrants and March 2025 Series B Warrants were settled as a result of cancellation, exchanges or exercises.

The initial exercise price of each March 2025 Series A Warrant issued in the March 2025 Private Placement was $33.00 per share of common stock. The March 2025 Series A Warrants were exercisable only following stockholder approval and expire five (5) years thereafter. The March 2025 Series A Warrants were subject to certain price reset, share combination event and anti-dilution provisions which, if triggered, provided that the number of shares issuable upon exercise of the March 2025 Series A Warrants would downward adjust, subject to a floor price of $3.30 (the “Floor Price”), and the number of shares issuable upon exercise therefor would increase such that the aggregate exercise price remained unchanged.

The initial exercise price of each March 2025 Series B Warrant issued in the March 2025 Private Placement was $49.50 per share of common stock. The March 2025 Series B Warrants were exercisable only following stockholder approval and expire two and one-half (2.5) years thereafter. The March 2025 Series B Warrants were subject to certain price reset and share combination event provisions which, if triggered, provided that the number of shares issuable upon exercise of the March 2025 Series B Warrants would downward adjust, subject to the Floor Price, and the number of shares issuable upon exercise therefor would increase such that the aggregate exercise price remained unchanged. In addition, the March 2025 Series B Warrant alternative cashless exercise provision provided that the March 2025 Series B Warrant could be exercised without further payment to the Company and for three times the number of shares of common stock then subject to the March 2025 Series B Warrant.

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

In connection with the March 2025 Private Placement, the Company issued 123,090 shares of common stock, 786,000 shares of March 2025 Pre-Funded Warrants in lieu thereof, and accompanying 909,090 March 2025 Series A Warrants and 909,090 March 2025 Series B Warrants in consideration of new capital subscriptions. In addition, the Company issued 39,698 shares of common stock, 172,896 March 2025 Pre-Funded Warrants in lieu thereof, and accompanying 212,594 March 2025 Series A Warrants and 212,594 March 2025 Series B Warrants, were issued in exchange for the cancelation of approximately $3.2 million in aggregate principal amount of the Exchange Notes.

The Company evaluated the terms of the February 2025 Warrants, March 2025 Series A Warrants and March 2025 Series B Warrants under authoritative guidance and concluded that each of the instruments should be accounted for as a liability instrument at fair value at issuance and each subsequent balance sheet date until settlement, with changes in the fair value recorded in the condensed consolidated statement of operations. The March 2025 Pre-Funded Warrants met the criteria to be recorded as equity in the Company's condensed consolidated balance sheet.

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

On May 2, 2025, the Company’s stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants, and an amendment to the Company’s Certificate of Incorporation, as amended, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2025 Series B Warrants were both reset on May 19, 2025 to $0.4373 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 859,299 shares of common stock.

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

As part of the same transaction, the March 2025 Series B Warrants were amended (the “Amended March 2025 Series B Warrants”), to (a) reduce the overall number of March 2025 Series B Warrant Shares issuable upon exercise of the Series B Warrants to an aggregate of up to 1,421,455 Series B Warrant Shares, (b) reduce the alternative cashless exercise ratio in such March 2025 Series B Warrants from 3:1 to 1:1, (c) remove provisions contained in the March 2025 Series B Warrants that would otherwise reduce the Company’s stockholders’ equity, and (d) reset the exercise price of the Amended March 2025 Series B Warrants back to $49.50 per share. As a result of the Letter Agreement, the Amended March 2025 Series B Warrants no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, resulting in a reclassification from liability to equity.

Lastly, in conjunction with the Letter Agreement, each of the March 2025 Private Placement Purchasers agreed to return an aggregate of 489,679 Private Placement Shares and Pre-Funded Warrants issuable for an aggregate of 425,346 Pre-Funded Warrant Shares, held by them as of the date of the Letter Agreement, upon request of the Company (the “Letter Agreement Repurchase Option”), which were issued pursuant to the March 2025 Private Placement Purchase Agreement for a value of $16.50 per Private Placement Share and $16.475 per Pre-Funded Warrant. In exchange therefor, the Company agreed to repay the March 2025 Private Placement Purchasers holding such securities 115% of such value, using 90% of the proceeds from any capital raised by the Company subsequent to July 1, 2025. The Company and each of the March 2025 Private Placement Purchasers also agreed to waive any restrictions on subsequent equity sales and variable rate transactions contained in March 2025 Private Placement Purchase Agreement to allow for such repayment.

Support Letters

On July 11, 2025, the Company and certain March 2025 Private Placement Purchasers party to the Letter Agreement entered into that certain letter of support (the “Support Letters”) to modify certain portions of the Letter Agreement as between the Company and each of such March 2025 Private Placement Purchasers. Pursuant to the Support Letters, in the event that the Company reasonably believes that, within the 30 days (the “Modification Period”) prior to the end of any fiscal quarter, the Company will have stockholders’ equity in an amount below $3.0 million as of the end of such fiscal quarter (the “Potential Equity Deficiency”), the Subsequent Financing Percentage (as defined in the Letter Agreement) shall be modified from 90% to 50% for any Subsequent Financing (as defined in the Letter Agreement) that occurs during the Modification Period pursuant to the Lincoln Park Purchase Agreement. Upon the end of the Modification Period, the Subsequent Financing Percentage shall be reverted to 90%, and such percentage shall apply to all Subsequent Financings, including all Subsequent Financings pursuant to the Lincoln Park Purchase Agreement. In the event the Company desires to trigger the modification of the Subsequent Financing Percentage, the Company agrees to supply the purchaser who executed a Support Letter with a pro forma balance sheet to evidence its reasonable belief of the Potential Equity Deficiency approximately 30 days prior to each end of fiscal quarter once the books for prior months are closed.

On October 28, 2025, the Company entered into an amendment to the Letter Agreement and the Support Letters with certain March 2025 Private Placement Purchasers (the “Amendment Agreement”), pursuant to which (a) the Support Letters were terminated other than with respect to the participation rights granted therein, and (b) the repayment mechanism under the Letter Agreement was modified. As modified, the Company was required to retain sufficient funds in an interest bearing account to cover such repayment obligations and make such repayments upon request by any March 2025 Private Placement Purchaser who executed the Amendment Agreement until each such purchaser had received cash either from the Company or from reselling securities acquired in the March 2025 Private Placement in an amount equal to 115% of the purchase price such purchaser paid in the March 2025 Private Placement.

During the three months ended March 31, 2026, the Company paid the March 2025 Private Placement Purchasers $4.5 million to fully satisfy the investor liability owed under the modified Letter Agreement, and 272,821 shares were returned and cancelled under the terms of the Letter Agreement. Due to the $4.5 million payoff, there is no longer a requirement to retain sufficient funds in an interest bearing account to cover such repayment obligations, and as such, the restriction lapsed on the $4.5 million of restricted cash and cash equivalents.

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

As of the quarter ended March 31, 2026, all outstanding warrants from the March 2025 Private Placement have been exercised, and all March 2025 Private Placement Purchasers have received repayments or resold their securities.

Lincoln Park Purchase Agreement

On June 17, 2025, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park committed to purchase up to $50.0 million of shares of the Company’s common stock, $0.001 par value per share. Such sales of common stock by the Company are subject to certain limitations and conditions set forth in the Lincoln Park Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement (a "Lincoln Park Registration Statement"). As of March 31, 2026, under the Lincoln Park Registration Statements, the resale of up to a total of 2,000,000 shares are reserved for issuance and sale under the Lincoln Park Purchase Agreement.

Under the Lincoln Park Purchase Agreement, on any business day selected by the Company over the 36-month period commencing on June 23, 2025 (the “Purchase Date”), the Company may direct Lincoln Park to purchase up to 12,000 shares of common stock on such Purchase Date, so long as the closing stock price on The Nasdaq Capital Market is not below $2.50 on the applicable Purchase Date (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 16,000 shares, if the closing sale price per share of the common stock on The Nasdaq Capital Market is not below $12.50 on the applicable Purchase Date; and (ii) a Regular Purchase may be increased to up to 20,000 shares, if the closing sale price per share of the common stock on The Nasdaq Capital Market is not below $18.75 on the applicable Purchase Date. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1.0 million. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement. The purchase price per share for each such Regular Purchase will be 97% of the lesser of: (i) the lowest sale price for the common stock on The Nasdaq Capital Market on the date of sale, and (ii) the average of the three lowest closing sale prices for the common stock on The Nasdaq Capital Market during the 10 consecutive business days ending on the business day immediately preceding the purchase date.

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

January 2026 Public Offering

On January 13, 2026, the Company completed an underwritten public offering pursuant to which the Company (a) sold an aggregate of (i) 1,578,947 shares of common stock, par value $ 0.001 per share, of the Company and (ii) warrants to purchase 1,578,947 shares of common stock (the “January 2026 Warrants”), at a combined public offering price of $9.50 per share and January 2026 Warrant, and (b) granted the underwriter a 30-day option to purchase up to an additional 236,837 shares of common stock, additional January 2026 Warrants to purchase up to 236,837 shares of common stock or any combination thereof, at the public offering price, in each case less underwriting discounts and commissions. Each January 2026 Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $9.50 per share and expires five (5) years from the date of issuance. On January 14, 2026, the underwriter exercised its over-allotment option with respect to additional January 2026 Warrants to purchase 236,837 shares of common stock. Net proceeds from the underwritten public offering were approximately $13.9 million after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

Outstanding Warrants

As of March 31, 2026, the Company had the following warrants outstanding:

March 31, 2026
May 2024 Series A Warrants	1,930
May 2024 Series B Warrants	123,742
January 2026 Warrants	1,815,784
Total	1,941,456

One share of common stock is issuable for each warrant upon exercise.

13. Stock-Based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of March 31, 2026, there were 95,640 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, provides for the issuance of up to 852,133 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expired (except as otherwise provided in the 2020 Plan). As of March 31, 2026, there were 522 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of stock option activity for the three months ended March 31, 2026 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	465,877	$22.61	9.52	$—
Granted	159,480	$6.93	—	$—
Cancelled/forfeited/expired	(18,936)	$15.71	—	$—
Outstanding as of March 31, 2026	606,421	$18.28	9.44	$—
Vested and expected to vest at March 31, 2026	550,373	$18.83	9.43	$—
Exercisable at March 31, 2026	109,601	$42.11	9.12	$—

As of March 31, 2026, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $5.2 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.17 years.

Generally, restricted stock units represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. The fair value of restricted stock units is determined by the closing market price on the grant date.

A summary of restricted stock unit activity for the three months ended March 31, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	105,503	$14.50
Granted	159,481	$6.93
Vested	(8,867)	$14.50
Cancelled/forfeited	(3,075)	$13.74
Unvested as of March 31, 2026	253,042	$10.02

Restricted stock units granted during the three months ended March 31, 2026 generally vest over a 36-month period upon satisfaction of service conditions. As of March 31, 2026, the total compensation cost related to non-vested restricted stock units not yet recognized for all the Company’s plans is approximately $1.8 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.50 years.

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

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Research and development
Clinical, development and licensing expenses	$1,212	$801
Personnel related expenses	746	466
Professional fees	533	216
Facility and other overhead expenses	374	273
Total research and development	2,865	1,756
General and administrative
Personnel related expenses	2,409	984
Professional fees	2,092	1,607
Facility and other overhead expenses	781	248
Total general and administrative	$5,282	$2,839

15. Subsequent Events

On April 20, 2026, the Company received the Notification Letter from The Nasdaq Stock Market LLC notifying the Company that it had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued

listing on The Nasdaq Capital Market (“Nasdaq”). The Notification Letter was sent following the implementation of the Reverse Stock Split, which became effective on April 2, 2026.

On May 12, 2026, the Company filed a Certificate of Correction (the “Certificate of Correction”) to a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) that was previously filed on April 1, 2026. The Certificate of Amendment erroneously stated the number of authorized shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) as 200,000,000 (two hundred million).

As corrected by the Certificate of Correction, the total number of authorized shares of Common Stock is two billion (2,000,000,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed on March 12, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report, as well as under “Part I – Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in other subsequent filings with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These statements, like all statements in this Quarterly Report, speak only as of the date of this Quarterly Report (unless another date is indicated), and the Company undertakes no obligation to update or revise these statements in light of future developments.

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

The CNSide Cerebrospinal Fluid Assay is currently being utilized in the ReSPECT-LM clinical trial funded by the Cancer Prevention and Research Institute of Texas (“CPRIT”). In connection with our business plan for developing the CNSide Platform, we formed CNSide Diagnostics and our board of directors appointed a board of managers for CNSide Diagnostics. We re-introduced the CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”), which is a laboratory developed test (“LDT”) in August 2025. The laboratory for the CNSide Test in Houston, Texas has received a certificate of accreditation from the Centers for Medicare & Medicaid Services (CMS) which deems the lab compliant with Clinical Laboratory Improvement Amendments (“CLIA”) regulations. Furthermore, CNSide Diagnostics has signed national agreements to provide the CNSide Test with four payers, including United Healthcare, Humana, Highmark, and Blue Shield of California, expanding patient access nationwide.

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

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT-LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of March 31, 2026, we had received approximately $15.9 million in milestone payments under the CPRIT Contract.

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

Pediatric high-grade gliomas can be found almost anywhere within the CNS; however, they are most commonly found within the supratentorium. While cases occur across the pediatric age spectrum and the overall median age at diagnosis is approximately nine years, the highest incidence of supratentorial high-grade gliomas is observed in older adolescents aged 15 to 19 years. Overall, pediatric high-grade glioma confers a three-year progression free survival (“PFS”) of 11 ± 3% and three-year OS of 22 ±5%. One-year PFS is as low as 40% in recent trials. Ependymomas are slow-growing central nervous system tumors that involve the ventricular system. Diagnosis is based on MRI and biopsy and survival rate depends on tumor grade and how much of the tumor can be removed. Grade II pathology was associated with significantly improved OS compared to Grade III (anaplastic) pathology (five-year OS = 71 ± 5% vs. 57 ± 10%; p = 0.026). Gross total resection compared to subtotal resection was associated with significantly improved OS (five-year OS = 75 ± 5% vs. 54 ± 8%; p = 0.002).

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

On April 8, 2026, we announced that the FDA granted Orphan Drug Designation to rhenium (186Re) obisbemeda for the treatment of pediatric malignant gliomas.

Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere Technology

In January 2022, we announced that we licensed Biodegradable Alginate Microsphere (“BAM”) patents and technology from The University of Texas Health Science Center at San Antonio (“UTHSCSA”) to expand our tumor targeting capabilities and precision radiotherapeutics pipeline. We intend to combine our Rhenium In January 2022, we announced that we licensed Biodegradable Alginate Microsphere (“BAM”) patents and technology from The University of Texas Health Science Center at San Antonio (“UTHSCSA”) to expand our tumor targeting capabilities and precision radiotherapeutics pipeline. We intend to combine our Rhenium NanoLiposome technology with the BAM technology to create a novel radioembolization technology. Initially, we intend to utilize the Rhenium-188 isotope, 188RNL-BAM for the intra-arterial embolization and local delivery of a high dose of targeted radiation for a variety of solid organ cancers such as hepatocellular cancer, hepatic metastases, pancreatic cancer and many others.

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

Since acquiring the CNSide Platform in 2024, we have established infrastructure to support a scalable and centralized testing laboratory in Houston, TX that services the U.S. market. We have been executing on our commercial market access strategy, which includes state licensure, receipt of proprietary reimbursement codes, commercial and government payor coverage, and value-based pricing to optimize revenue. We re-introduced the CNSide Platform first in Texas in August of 2025, signed a national agreement to provide the CNSide Test with UnitedHealthcare Insurance Company, Humana, Inc., Highmark and Blue Shield of California, and obtained state licensure for 49 of 50 US states, with the remaining license for the state of New York on track for 2027. In parallel, we expect to launch a portfolio of additional CSF tumor characterization tests that expand our CNSide testing platform later in 2026.

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

During the three months ended March 31, 2026, we started commercial billing for our diagnostic CNSide business. Net diagnostic revenue was immaterial to be presented in the condensed consolidated statement of operations for the three months ended March 31, 2026 (refer to Note 2 Summary of Significant Accounting Policies of the footnotes). In April 2026, management obtained approval of proprietary laboratory analyses codes from significant medical payors, and will continue to seek additional authorizations. We expect diagnostic revenue to increase during the remainder of 2026 and beyond.

Recent Developments

Recent Financings

Refer to the “Liquidity and Capital Resources” section below for information on our recent financings.

Results of Operations

CPRIT Grant Revenue

We recognized $1.0 million and $1.1 million of grant revenue during the three months ended March 31, 2026 and 2025, respectively, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, preclinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$2,860	$1,749
Stock-based compensation	5	7
Total research and development expenses	$2,865	$1,756

Research and development expenses increased by approximately $1.1 million during the three months ended March 31, 2026 as compared to the same period in 2025. The increase was due primarily to an increase of $0.4 million in clinical expenses, $0.3 million in diagnostics, $0.3 million in professional research and development services, and $0.1 million in other research and development expenses.

We expect aggregate research and development expenditures to increase during the remainder of 2026 as compared to the corresponding comparable period in 2025, due to increased costs for the ReSPECT-LM clinical trial (for which CPRIT grant funding is expected to be available), manufacturing scale up for rhenium (186Re) obisbemeda commercial and approval trial drug availability and initial patient enrollments in the ReSPECT-PBC clinical trial together with expansion of CNSide research and development teams.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$4,265	$2,698
Stock-based compensation	1,017	141
Total general and administrative expenses	$5,282	$2,839

General and administrative expenses increased by $2.4 million during the three months ended March 31, 2026, as compared to the same period in 2025, primarily due to an increase of $1.4 million in compensation expense which included an increase of $0.9 million in stock based compensation, $0.5 million in legal and professional fees, $0.3 million in rent expense, and $0.2 million in other general and administrative expenses.

We expect general and administrative expenditures to increase during the remainder of 2026 as compared to the corresponding comparable period in 2025 as we expand the CNSide commercial operations team (including sales, customer service and laboratory operations).

Stock-based compensation expenses

Stock-based compensation expenses include charges related to options and restricted stock awards issued to employees, directors and non-employees. We measure stock-based compensation expenses based on the grant-date fair value of any awards granted to our employees. Such expense is recognized over the requisite service period.

The following table summarizes the components of our stock-based compensation expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$5	$7
General and administrative	1,017	141
Total stock-based compensation	$1,022	$148

Our stock-based compensation expense is impacted by grants of equity awards, the vesting schedule of such grants, as well as the grant date fair value of equity awards. Stock-based compensation expense increased during the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to an increase in the number of awards granted, which was partially offset by a decrease in the grant date fair value of equity awards granted.

Other Income (Expense)

The following table summarizes non-operating income and expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$190	$1
Interest expense	(17)	(548)
Financing expenses	—	(3,211)
Change in fair value of derivative instruments	—	(9,143)
Warrant issuance costs	—	(964)
Total	$173	$(13,865)

Interest income increased for the three months ended March 31, 2026 compared with the same period in 2025 was primarily due to a higher investment balance in 2026 as compared to the same period in 2025.

The decrease in interest expense for the three months ended March 31, 2026 as compared to the same period in 2025 was due to interest related to the Funding Notes issued and redeemed during the three months ended March 31, 2025.

Financing expenses for the three months ended March 31, 2025 related to the March 2025 PIPE and February 2025 transactions.

The change in the fair value of the derivative instruments for the three months ended March 31, 2025 was primarily due to the March 2025 Private Placement (specifically the liability classified March 2025 Series B Warrants, which were remeasured immediately prior to exercise, before being reclassified as equity).

Warrant issuance costs for the three months ended March 31, 2025 related to the March 2025 Private Placement.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$3,022	$8,758

Current assets	$18,028	$15,170
Current liabilities	7,955	12,314
Working capital	$10,073	$2,856

We incurred net losses of $6.9 million for the three months ended March 31, 2026. We have an accumulated deficit of $522.8 million as of March 31, 2026. Additionally, we used net cash of $6.2 million to fund our operating activities for the three months ended March 31, 2026. These factors raise substantial doubt about our ability to continue as a going concern.

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of our common and preferred equity, warrants, convertible loan, warrants, term loan, our line of credit facility with Pershing and grant funding. We have had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material and adverse impact on our operations and ability to satisfy our obligations.

January 2026 Public Offering

On January 13, 2026, the Company completed an underwritten public offering pursuant to which the Company (a) sold an aggregate of (i) 1,578,947 shares of common stock, par value $ 0.001 per share, of the Company and (ii) warrants to purchase 1,578,947 shares of common stock (the “January 2026 Warrants”), at a combined public offering price of $9.50 per share and January 2026 Warrant, and (b) granted the underwriter a 30-day option to purchase up to an additional 236,837 shares of common stock, additional January 2026 Warrants to purchase up to 236,837 shares of common stock or any combination thereof, at the public offering price, in each case less underwriting discounts and commissions. Each January 2026 Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $9.50 per share and expires five (5) years from the date of issuance. On January 14, 2026, the underwriter exercised its over-allotment option with respect to additional January 2026 Warrants to purchase 236,837 shares of common stock. Net proceeds from the underwritten public offering were approximately $13.9 million after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

February 2025 SPEA

On February 13, 2025 (the “February 2025 SPEA Closing Date”), we entered into a securities purchase and exchange agreement (the “February 2025 SPEA”) with certain existing accredited investors. Pursuant to the February 2025 SPEA, on the February 2025 SPEA Closing Date we issued secured convertible promissory notes (the “Funding Notes”) in the aggregate principal amount of $3.3 million together with common stock purchase warrants (the “February 2025 Warrants”) to purchase 120,080 shares of our common stock at an exercise price of $28.00 per share. The aggregate purchase price for the Funding Note and February 2025 Warrants was approximately $3.7 million and included payment of $3.125 per February 2025 Warrant in accordance with the listing rules of Nasdaq.

Exchange Notes

The May 2024 Purchase Agreement (as described below) included certain limitations and restrictions on our ability to issue securities and provided the May 2024 Private Placement Purchasers other than our directors and executive officers (the “Outside Investors”) participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “Financing Restrictions”). On the February 2025 SPEA Closing Date, pursuant to the February 2025 SPEA, we issued to the Outside Investors secured convertible promissory notes in the aggregate amount of $3.2 million (the “Exchange Notes”) in exchange for cancellation of the 141,729 May 2024 Series A Warrants held by them, and the Outside Investors entered into a second amendment to the May 2024 Purchase Agreement to eliminate the Financing Restrictions.

As described below, we repurchased the Funding Notes and issued common stock and warrants for cancellation of the Exchange Notes in connection with the March 2025 Private Placement.

March 2025 Private Placement

On March 4, 2025, we entered into the March 2025 SPA with the March 2025 Private Placement Purchasers for the March 2025 Private Placement for gross proceeds of approximately $15.0 million. Pursuant to the March 2025 Purchase Agreement, we issued an aggregate of 162,789 shares (the “March 2025 Private Placement Shares”) of our common stock and 958,896 Pre-Funded Warrants, with each March 2025 Private Placement Share or Pre-Funded Warrant accompanied by (i) the March 2025 Series A Warrants to purchase one share of common stock and (ii) one March 2025 Series B Warrant to purchase one share of common stock.

The initial exercise price of each March 2025 Series A Warrant is $33.00 per share of common stock. The March 2025 Series A Warrants are exercisable only following stockholder approval and expire five (5) years thereafter. The March 2025 Series A Warrants are subject to certain price reset, share combination event and anti-dilution provisions which, if triggered, provide that the number of shares issuable upon exercise of the March 2025 Series A Warrants will downward adjust, subject to the Floor Price, and the number of shares issuable upon exercise therefor will increase such that the aggregate exercise price remains unchanged.

The initial exercise price of each March 2025 Series B Warrant is $49.50 per share of common stock. The March 2025 Series B Warrants are exercisable only following stockholder approval and expire two and one-half (2.5) years thereafter. The March 2025 Series B Warrants are subject to certain price reset and share combination event provisions which, if triggered, provide that the number of shares issuable upon exercise of the March 2025 Series B Warrants will downward adjust, subject to the Floor Price, and the number of shares issuable upon exercise therefor will increase such that the aggregate exercise price remains unchanged. In addition, the March 2025 Series B Warrant alternative cashless exercise provision provides that the March 2025 Series B Warrant can be exercised without further payment to us and for three times the number of shares of common stock then subject to the March 2025 Series B Warrant.

Of the securities issued in the March 2025 Private Placement, 123,090 shares of Common Stock, 786,000 shares of March 2025 Pre-Funded Warrants in lieu thereof, and the accompanying 909,090 March 2025 Series A Warrants and 909,090 March 2025 Series B Warrants, were issued in consideration of new capital subscriptions, and 39,698 shares of Common Stock, 172,896 March 2025 Pre-Funded Warrants in lieu thereof, and the accompanying 212,594 March 2025 Series A Warrants and 212,594 March 2025 Series B Warrants, were issued in exchange for the cancelation of the Exchange Notes.

The March 2025 Private Placement closed on March 7, 2025. The aggregate gross proceeds at the closing were approximately $15.0 million, before deducting $1.4 million of expenses payable by us.

On May 2, 2025, our stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants and an amendment of our Certificate of Incorporation, as amended, to increase the authorized share capital to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2023 Series B Warrants were reset on May 19, 2025 to $10.9325 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 859,299 shares of common stock.

Letter Agreement

On June 17, 2025, the Company and the Purchasers entered into the Letter Agreement with each of the Purchasers in an effort to, among other items, minimize the dilutive impact of the March 2025 Private Placement. The Letter Agreement extinguished the March 2025 Series A Warrants, modified the March 2025 Series B Warrants, and provided for the return of Private Placement Shares and Pre-Funded Warrants, as further discussed in the following paragraphs.

As part of the same transaction, the March 2025 Series B Warrants were amended (“Amended March 2025 Series B Warrants”), to (a) reduce the overall number of March 2025 Series B Warrant Shares issuable upon exercise of the Series B Warrants to an aggregate of up to 1,421,455 Series B Warrant Shares, (b) reduce the alternative cashless exercise ratio in such March 2025 Series B Warrants from 3:1 to 1:1, and (c) remove provisions contained in the March 2025 Series B Warrants that would otherwise reduce the Company’s stockholders’ equity. As a result of the Letter Agreement, the Amended March 2025 Series B Warrants no longer fail the indexation guidance under ASC 815, Derivatives and Hedging, and the fair value of the warrant liability was reclassified to equity. After the June 17, 2025 modification, 1,391,781 Amended March 2025 Series B Warrants were cashless exercised.

Lastly, in conjunction with the Letter Agreement, each of the March 2025 Private Placement Purchasers agreed to the Letter Agreement Repurchase Option, to return an aggregate of 489,679 Private Placement Shares and Pre-Funded Warrants issuable for an aggregate of 425,346 Pre-Funded Warrant Shares, held by them as of the date of the Letter Agreement, upon request of the Company, which were issued pursuant to the March 2025 Private Placement Purchase Agreement for a value of $16.50 per Private Placement Share and $16.475 per Pre-Funded Warrant. In exchange therefor, the Company agreed to repay the March 2025 Private Placement Purchasers holding such securities 115% of such value, using 90% of the proceeds from any capital raised by the Company subsequent to July 1, 2025. The Company and each of the March 2025 Private Placement Purchasers also agreed to waive any restrictions on subsequent equity sales and variable rate transactions contained in March 2025 Private Placement Purchase Agreement to allow for such repayment. During the three months ended March 31, 2026, we paid the March 2025 Private Placement Purchasers $4.5 million and 272,821 shares were returned and cancelled under the terms of the Letter Agreement.

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

Lincoln Park Purchase Agreement

On June 17, 2025, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement pursuant to which Lincoln Park Capital Fund (“Lincoln Park”) committed to purchase up to $50.0 million of shares of our common stock. Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $50.0 million of shares of our common stock. Sales of common stock by us are subject to certain limitations, and can occur from time to time, at our sole discretion, over the 36-month period commencing on June 23, 2025, subject to the satisfaction of certain conditions. Actual sales of shares of common stock to Lincoln Park under the Lincoln Park Purchase Agreement depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and our determinations as to the appropriate sources of funding for the Company and its operations. As consideration for Lincoln Park’s irrevocable commitment to purchase shares of our common stock upon the terms of and subject to satisfaction of the conditions set forth in the Lincoln Park Purchase Agreement,

On June 23, 2025, a registration statement (the “Initial Registration Statement”) was declared effective covering the resale of up to 680,000 shares of our common stock. On August 14, 2025, a registration statement (the “Second Registration Statement”) was declared effective covering the resale of up to 1,320,000 shares of our common stock.

The initial commitment fee was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. An additional commitment fee of $0.5 million will be paid in cash or shares of common stock, or a combination of cash and shares of common stock, if and when we sell over $25.0 million of our common stock under the Lincoln Park Purchase Agreement.

Nasdaq Listing Compliance

Minimum Stockholders’ Equity Requirement

We are currently in compliance with the Minimum Stockholders’ Equity Requirement. We are subject to monitoring through August 22, 2026 with respect to the Minimum Stockholders’ Equity Requirement. If, within such period, the Staff determines that we no longer satisfy the Minimum Stockholders’ Equity Requirement (and we are not then in compliance with one of the alternative standards under Nasdaq Listing Rule 5550(b)), we will not be permitted to provide the Staff with a plan of compliance and the Staff is not permitted to grant additional time to regain compliance with the Minimum Stockholders’ Equity Requirement nor will we be afforded an applicable cure or compliance period. Instead, the Staff will issue a delist determination letter, and we will have an opportunity to request a new hearing before the Nasdaq Hearings Panel, which request would stay any further action by the Staff pending the ultimate outcome of the hearing.

Minimum Bid Requirement

On April 20, 2026, we received the Notification Letter from The Nasdaq Stock Market LLC notifying us that we had regained compliance with the Minimum Bid Requirement. The Notification Letter was sent following the implementation of the Reverse Stock Split, which became effective on April 2, 2026. Additional information regarding the Reverse Split can be found in our Current Report on Form 8-K filed on April 2, 2026.

Funding and Material Cash Requirements

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of shares of our common and preferred equity, warrants, convertible loan, warrants, term loan, the margin loan facility under a line of credit with Pershing and grant funding. However, we have had, and will continue to have, an ongoing need to raise additional cash from outside sources through a combination of equity offerings, debt financings and potential collaboration, license or development agreements to fund our future clinical development programs, commercialization of CNSide, and other operations in the next twelve months from the filing of this Quarterly Report. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material adverse impact on our operations, implementation of our strategy and ability to maintain compliance with applicable requirements, including Nasdaq listing rules.

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

Cash (used in) provided by operating, investing, and financing activities for the three months ended March 31, 2026 and 2025 is summarized as follows (in thousands):

	Three Months Ended March 31,
Net cash provided by (used in):	2026	2025
Operating activities	$(6,238)	$(6,172)
Investing activities	(8,533)	3,558
Financing activities	9,035	12,405
Net change in cash and cash equivalents	$(5,736)	$9,791

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

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of March 31, 2026. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2026 of $6.2 million was primarily related to the net loss of $6.9 million and $0.4 million of changes to operating assets and liabilities, partially offset by $1.0 million of stock-based compensation expense and $0.1 million of depreciation and amortization.

Net cash used in operating activities for the three months ended March 31, 2025 was $6.2 million, compared with $4.5 million in the same period of 2024, primarily due to an increase to net loss of $14.1 million, offset by non cash charges of $12.7 million during the three months ended March 31, 2025.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2026 of $8.5 million was primarily related to the purchase of short-term investments of $9.7 million and purchase of property and equipment of $0.8 million, which was partially offset by the redemption of short-term investments of $2.0 million.

Net cash provided by investing activities for the three months ended March 31, 2025 was related to maturities of short-term investments of $3.5 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 of $9.0 million was related to $15.0 million in proceeds from the January 2026 underwritten public offering and $1.0 million of proceeds from the credit facility, partially offset by $1.1 million repayments of the credit facility, $1.4 million for offering costs for the sale of common stock, and $4.5 million of payments to investors pursuant to the Letter Agreement.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and there have been no material changes during the three months ended March 31, 2026, other than what was disclosed in Note 2 Summary of Significant Accounting Policies of the accompanying condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

The following table provides certain information with respect to the Company's purchases of its common stock for the three months ended March 31, 2026.

	Company Purchases of Common Stock
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(1)
January 1 - 31, 2026	272,821	$16.50	272,821	$-
February 1 - 28, 2026	-	$-	-	$-
March 1 - 31, 2026	-	$-	-	$-
Total	272,821	$-	272,821	$-
(1)
On March 4, 2025, the Company entered into the March 2025 SPA with the March 2025 Private Placement Purchasers for the March 2025 Private Placement . On June 17, 2025, the Company and the Purchasers entered into the Letter Agreement with each of the Purchasers in an effort to, among other items, minimize the dilutive impact of the March 2025 Private Placement and provided for the return and cancellation of Private Placement Shares and Pre-Funded Warrants. The Private Placement Shares and Pre-Funded Warrants were repurchased by the Company pursuant to the Letter Agreement. Refer to Note 12 Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the Letter Agreement.

Item 5. Other Information

On May 12, 2026, the Company filed a Certificate of Correction (the “Certificate of Correction”) to a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) that was previously filed on April 1, 2026. The Certificate of Amendment erroneously stated the number of authorized shares of common stock, par value $0.001 per share, of the Company (“Common Stock”) as 200,000,000 (two hundred million).

As corrected by the Certificate of Correction, the total number of authorized shares of Common Stock is two billion (2,000,000,000).

Item 6. Exhibits

EXHIBIT INDEX

PLUS THERAPEUTICS, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Certificate of Amendment to the Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/02/2025

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on April 1, 2026	X

3.9	Certificate of Correction to the Amended and Restated Certificate filed with the Delaware Secretary of State on May 12, 2026	X

3.10	Amended and Restated Bylaws of Plus Therapeutics, Inc.		8-K	001-34375 Exhibit 3.1	09/21/2021

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.12	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

3.13	2020 Stock Incentive Plan, as amended and restated on May 14, 2026	X

4.1	Description of Securities		10-K	001-34375 Exhibit 4.1	03/30/2020

4.2	Form of Common Stock Certificate		10-K	001-34375 Exhibit 4.33	03/09/2018

4.3	Form of Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	05/09/2024

4.4	Form of Amendment and Restatement of the May 2024 Series A Warrant		10-Q	011-34375 Exhibit 4.7	08/14/2024

4.5	Form of Amendment and Restatement of the May 2024 Series B Warrant		10-Q	011-34375 Exhibit 4.8	08/14/2024

4.6	Form of Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	02/18/2025

4.7	Form of Warrant issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Plus Therapeutics, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 4.2	02/18/2025

4.8	Form of Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	03/04/2025

4.9	Form of Amended March 2025 Series B Warrant		8-K	001-34375 Exhibit 4.1	06/17/2025

4.10	Form of Warrant, dated January 15, 2026		8-K	001-34375 Exhibit 4.1	01/16/2026

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-1.04(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

PLUS THERAPEUTICS, INC.

	By:	/s/ Marc H. Hedrick
Dated: May 15, 2026		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: May 15, 2026		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)