Form 10-Q
period 2026-06-30
CERENOME, INC.
filed 2026-08-14
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34375

CERENOME, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0827593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6420 LEVIT GREEN BOULEVARD, SUITE 310, HOUSTON, TX	77021
(Address of principal executive offices)	(Zip Code)

(737) 255-7194

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CNSY	Nasdaq Capital Market

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

As of August 5, 2026, there were 7,589,625 shares of the registrant’s common stock outstanding.

CERENOME, INC.

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

Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: our ability to remain listed on Nasdaq; the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; sources of competition for any of our product candidates; the potential size of the market for our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; our ability to satisfy our obligations under the terms of our capital raising transactions including registering shares issuable in such transactions; our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets; our ability to continue as a going concern; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug and medical device product manufacturing to a contract drug and medical device manufacturing organization; the potential enhancement of our cash position through development, marketing, and licensing arrangements; our ability to commercialize CNSide® Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”) and to achieve and sustain payer coverage and reimbursement for the assay; the timing, scope and outcomes of our preclinical studies; receipt of grant revenue; material security breaches or cybersecurity attacks affecting our operations and property; and our liquidity and capital resources and our ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the radiotherapeutics, and more generally, oncological medicine fields, among others. The forward-looking statements included in this Quarterly Report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 and under “Part II – Item 1A – Risk Factors” in this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERENOME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,366	$4,256
Restricted cash and cash equivalents	—	4,502
Investments	6,221	4,356
Grant receivable	1,761	322
Other current assets	1,423	1,734
Total current assets	11,771	15,170

Property and equipment, net	1,409	257
Operating lease right-of-use assets	43	70
Goodwill	372	372
Intangible assets, net	265	333
Other assets	170	123
Total assets	$14,030	$16,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,550	$5,920
Investor liability pursuant to Letter Agreement	—	4,502
Operating lease liability	44	56
Deferred grant liability	927	927
Line of credit	—	750
Other liabilities	46	159
Total current liabilities	8,567	12,314

Noncurrent operating lease liability	—	15
Total liabilities	8,567	12,329

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 7,320,345 and 5,557,371 shares issued as of June 30, 2026 and December 31, 2025, respectively; 7,310,008 and 5,547,034 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	7	6
Treasury stock (at cost), 10,337 shares as of June 30, 2026 and December 31, 2025, respectively	(500)	(500)
Additional paid-in capital	537,773	520,355
Accumulated deficit	(531,817)	(515,865)
Total stockholders’ equity	5,463	3,996
Total liabilities and stockholders’ equity	$14,030	$16,325

See Accompanying Notes to these Condensed Consolidated Financial Statements

CERENOME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grant revenue	$411	$1,390	$1,439	$2,449

Operating expenses:
Research and development	4,265	1,246	7,130	3,002
General and administrative	5,203	1,682	10,485	4,521
Total operating expenses	9,468	2,928	17,615	7,523
Operating loss	(9,057)	(1,538)	(16,176)	(5,074)

Other income (expense):
Interest income	56	27	246	28
Interest expense	(5)	—	(22)	(548)
Financing expenses	—	150	—	(3,061)
Warrant issuance costs	—	—	—	(964)
Change in fair value of derivative instruments	—	6,512	—	(2,631)
Total other income (expense)	51	6,689	224	(7,176)
Net income (loss)	$(9,006)	$5,151	$(15,952)	$(12,250)

Per share information
Net income (loss) per share of common stock – basic	$(1.31)	$0.62	$(2.36)	$(12.54)
Weighted average number of shares of common stock outstanding – basic	6,898,804	1,935,554	6,773,125	976,885
Net loss per share of common stock – diluted	$(1.31)	$(0.16)	$(2.36)	$(12.54)
Weighted average number of shares of common stock outstanding – diluted	6,898,804	8,366,199	6,773,125	976,885

See Accompanying Notes to these Condensed Consolidated Financial Statements

CERENOME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (In thousands, except share data)

	Convertible						Additional		Total
	preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2024	1,952	$—	246,190	$—	(10,337)	$(500)	$485,030	$(493,479)	$(8,949)
Stock-based compensation	—	—	—	—	—	—	148	—	148
Exercise of pre-funded warrants	—	—	261,429	1	—	—	(1)	—	—
Exercise of Series B Warrants from May 2024 PIPE	—	—	19,912	—	—	—	882	—	882
Exchange of warrants for notes payable	—	—	—	—	—	—	(3,694)	—	(3,694)
Issuance of common stock, pre-funded warrants and warrants for debt repayment	—	—	162,789	—	—	—	5,373	—	5,373
Net loss	—	—	—	—	—	—	—	(17,401)	(17,401)
Balance at March 31, 2025	1,952	$—	690,320	$1	(10,337)	$(500)	$487,738	$(510,880)	$(23,641)
Stock-based compensation	—	—	—	—	—	—	152	—	152
Exercise of March 2025 Series B Warrants	—	—	2,251,081	2	—	—	856	—	858
Exercise of pre-funded warrants	—	—	360,653	—	—	—	—	—	—
Cancellation of common stock	—	—	(12,000)	—	—	—	—	—	—
Issuance of common stock under Lincoln Park Purchase Agreement, net of issuance costs	—	—	407,480	1	—	—	2,745	—	2,746
Reclassification of 2025 Series B warrant liability to equity	—	—	—	—	—	—	10,967	—	10,967
Modification of warrants				—	—	—	6,801	—	6,801
Net income	—	—	—	—	—	—	—	5,151	5,151
Balance at June 30, 2025	1,952	$—	3,697,534	$4	(10,337)	$(500)	$509,259	$(505,729)	$3,034

Balance at December 31, 2025	1,952	$—	5,557,371	$6	(10,337)	$(500)	$520,355	$(515,865)	$3,996
Stock-based compensation	—	—	—	—	—	—	1,022	—	1,022
Cancellation of common stock	—	—	(272,821)	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	8,867	—	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	—	—	1,578,947	1	—	—	13,888	—	13,889
Net loss	—	—	—	—	—	—	—	(6,946)	(6,946)
Balance at March 31, 2026	1,952	$—	6,872,364	$7	(10,337)	$(500)	$535,265	$(522,811)	$11,961
Stock-based compensation	—	—	—	—	—	—	830	—	830
Issuance of common stock upon vesting of RSUs	—	—	11,533	—	—	—	—	—	—
Issuance of common stock under Distribution Agreement, net of commissions and issuance costs	—	—	436,448	—	—	—	1,678	—	1,678
Net loss	—	—	—	—	—	—	—	(9,006)	(9,006)
Balance at June 30, 2026	1,952	$—	7,320,345	$7	(10,337)	$(500)	$537,773	$(531,817)	$5,463

See Accompanying Notes to these Condensed Consolidated Financial Statements

CERENOME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,952)	$(12,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233	223
Stock-based compensation expense	1,852	300
Noncash financing expenses	—	3,061
Noncash interest expense	22	—
Change in fair value of derivative instruments	—	2,631
Accretion of discount on short-term investments	(15)	(22)
Operating lease right-of-use asset amortization	27	44
Gain on sale of assets	—	(16)
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	(1,439)	(450)
Other assets	264	(265)
Accounts payable and accrued expenses	1,778	(5,181)
Change in operating lease liabilities	(27)	(45)
Other liabilities	(113)	—
Net cash used in operating activities	(13,370)	(11,970)

Cash flows from investing activities:
Purchases of property and equipment	(1,317)	(10)
Proceeds from sale of property and equipment	—	30
Purchase of short-term investments	(14,049)	(7,756)
Sales of short-term investments	7,765	—
Redemption of short-term investments	4,434	6,662
Net cash used in investing activities	(3,167)	(1,074)

Cash flows from financing activities:
Proceeds from credit facility	1,000	—
Repayment of credit facility	(1,772)	(3,292)
Proceeds from issuance of notes payable and warrants	—	3,738
Repayment of notes payable	—	(3,703)
Proceeds from sale of common stock, pre-funded warrants and warrants	—	15,001
Proceeds from exercise of warrants	—	882
Proceeds from sale of common stock under Lincoln Park Purchase Agreement	—	2,795
Proceeds from underwritten public offering	15,000	—
Proceeds from Distribution Agreement	1,853	—
Payments for commissions and offering costs from Distribution Agreement	(71)	—
Payment to investors pursuant to Letter Agreement	(4,502)	—
Offering costs for sale of common stock	(1,363)	(220)
Net cash provided by financing activities	10,145	15,201
Net change in cash and cash equivalents	(6,392)	2,157
Cash, restricted cash and cash equivalents at beginning of period	8,758	76
Cash, restricted cash and cash equivalents at end of period	$2,366	$2,233

Supplemental disclosure of cash flows information:
Cash paid during period for:
Interest	$—	$539
Supplemental schedule of non-cash investing and financing activities:
Exchange of warrants for notes payable	$—	$3,694
Redemption of notes by issuance of common stock, pre-funded warrants and warrants	$—	$3,512
Unpaid offering cost	$104	$252

See Accompanying Notes to these Condensed Consolidated Financial Statements

CERENOME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(UNAUDITED)

1. Organization and Basis of Presentation

Description of Business

Cerenome, Inc. (the “Company”), previously known as Plus Therapeutics, Inc., is a U.S. healthcare company focused on central nervous system (“CNS”) cancers through three complementary business areas: precision diagnostics, targeted radiopharmaceutical therapeutics, and proprietary data analytics. CNSide Diagnostics, LLC (“CNSide Diagnostics”) is the Company's wholly owned subsidiary that develops and commercializes proprietary laboratory-developed tests, including the CNSide® cerebrospinal fluid (“CSF”) assay platform, designed to identify, characterize and monitor tumor cells in patients with CNS cancers. In radiopharmaceutical therapeutics, the Company's lead product candidate, rhenium (186Re) obisbemeda (REYOBIQ™), is designed specifically for CNS cancers, including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”), through direct localized delivery utilizing approved standard-of-care tissue access methods, including convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. The Company's acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”), is designed to treat primary and metastatic solid organ cancers, including liver cancers, through intra-arterial administration. The Company is also developing proprietary data analytics capabilities intended to integrate clinical, diagnostic and therapeutic data to support operational efficiency, clinical decision-making, real-world evidence generation, and future product development across its CNS oncology platform.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at December 31, 2025, but does not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and have not materially changed during the six months ended June 30, 2026 except for the Diagnostic Test Revenue Recognition as outlined below. The Company believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 12, 2026.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions affecting the financial statements and the accompanying notes. The Company’s most significant estimates and critical accounting policies involve recognizing diagnostic test revenue, including related variable consideration and implicit price concessions, estimating the fair value of its derivative instruments, reviewing assets for impairment and determining the assumptions used in measuring stock-based compensation expense.

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

Amounts that are not expected to be reimbursed are treated as implicit price concessions and not recorded as revenue. If no payer agreements are in place, revenue is recognized when cash is received or when collectability becomes probable.

During the six months ended June 30, 2026, the Company started commercial billing for diagnostic revenue. However, the estimated net revenue amount was immaterial for recognition in the statement of operations.

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

The Company did not adjust or override any fair value measurements as of June 30, 2026 or December 31, 2025. The Company does not have any investments classified as Level 3 and no investment transferred between classification levels during the six months ended June 30, 2026.

The following table summarizes the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	Fair Value Measurements as of
	June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$1,051	$1,051	$—	$—
Total cash equivalents	$1,051	$1,051	$—	$—

Investments
Treasury bills	$3,738	$3,738	$—	$—
Government bonds	2,483	2,483	—	—
Total Investments	$6,221	$6,221	$—	$—

	Fair Value Measurements as of
	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$1,513	$1,513	$—	$—
Treasury bills	6,983	6,983	—	—
Total cash equivalents	$8,496	$8,496	$—	$—

Investments
Treasury bills	$2,853	$2,853	$—	$—
Government agency bonds	1,503	1,503	—	—
Total Investments	$4,356	$4,356	$—	$—

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

The following table provides a roll forward of the fair value of the convertible notes during the six months ended June 30, 2025 (in thousands):

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

Investor Liability Pursuant to Letter Agreement and Support Letters

The repayment obligation owed to certain March 2025 Private Placement Purchasers pursuant to the amended Letter Agreement and Support Letters was accounted for at fair value as a financial liability in accordance with ASC 480. The Company measured the fair value of the repayment obligation using Level 3 inputs. As of December 31, 2025, the Company had a liability of approximately $4.5 million on its consolidated balance sheet related to this repayment obligation. During the six months ended June 30, 2026, the Company paid the March 2025 Private Placement Purchasers $4.5 million to fully satisfy the investor liability owed under the modified Letter Agreement, and 272,821 shares were returned and cancelled under the terms of the Letter Agreement. Due to the $4.5 million payoff, there is no longer a requirement to retain sufficient funds in an interest bearing account to cover such repayment obligations, and as such, the restriction lapsed on the $4.5 million of restricted cash and cash equivalents. Refer to Note 12 Stockholders’ Equity for further details.

Nonfinancial Assets and Liabilities

The Company applies fair value techniques on a non-recurring basis, if and when necessary, associated with: (1) valuing potential impairment losses related to goodwill and intangible assets which are accounted for pursuant to the authoritative guidance for intangibles—goodwill and other; and (2) valuing potential impairment losses related to long-lived assets which are accounted for pursuant to the authoritative guidance for property, plant and equipment. There was no impairment related to long lived assets, intangible assets, or goodwill during the six months ended June 30, 2026 and 2025.

5. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to facilitate the execution of management strategies. During the six months ended June 30, 2026 and 2025, the unrealized gain on the Company's available-for-sale securities was immaterial, and not presented separately in the condensed consolidated statements of operations.

The Company classified all investments with maturities longer than three months from the date of purchase as short-term investments in the condensed consolidated balance sheets, reflecting its intent and ability to use these assets to meet the liquidity requirements of current operations. The following table summarizes contractual maturities of available-for-sale securities as of June 30, 2026 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,738	$3,738
Due after one year through five years	—	—
Due after five years	2,483	2,483
Total Investments	$6,221	$6,221

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

	2026	2025
Outstanding stock options	667,413	49,210
Outstanding restricted stock units	314,561	-
Preferred stock	1,126	1,126
Outstanding warrants (Note 12)	1,817,714	155,345
Total	2,800,814	205,681

The following table sets forth the computation of basic net loss per common share for the periods indicated, in thousands except share and per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per common share calculation:
Net income (loss)	$(9,006)	$5,151	$(15,952)	$(12,250)
Income attributable to 2025 Series A Warrants	—	(1,665)	—	—
Income attributable to 2025 Series B Warrants	—	(2,295)	—	—
Net income (loss) attributable to common stockholders – basic	(9,006)	1,191	(15,952)	(12,250)

Weighted average common stock outstanding – basic	6,898,804	1,935,554	6,773,125	976,885
Net income (loss) per share of common stock – basic	$(1.31)	$0.62	$(2.36)	$(12.54)

Due to the warrants being participating securities, the two-class method is used for the earnings per share calculation. The following table sets forth the computation of diluted net loss per common share for the periods indicated, in thousands except share and per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted net loss per common share calculation:
Net income (loss)	$(9,006)	$5,151	$(15,952)	$(12,250)
Income attributable to 2025 Series A Warrants	—	(1,665)	—	—
Income attributable to 2025 Series B Warrants	—	(2,295)	—	—
Net income (loss) attributable to common stockholders	(9,006)	1,191	(15,952)	(12,250)
Earnings attributable to March 2025 Series A and Series B Warrants	—	3,959	—	—
Change in fair value of warrant liabilities	—	(6,512)	—	—
Net loss attributable to common stockholders – diluted	$(9,006)	$(1,362)	$(15,952)	$(12,250)

Weighted average common shares outstanding – diluted	6,898,804	8,366,199	6,773,125	976,885
Net loss per share of common stock – diluted	$(1.31)	$(0.16)	$(2.36)	$(12.54)

7. Grant Revenue

CPRIT Grant

On September 19, 2022, the Company entered into that certain Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with the Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT provides the Company with a CPRIT grant of up to $17.6 million (“CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with leptomeningeal metastases. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of June 30, 2026, the Company had received approximately $15.9 million in milestone payments under the CPRIT contract.

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

The Company recognized $0.4 million and $1.4 million, and $1.4 million and $2.4 million in grant revenue from the CPRIT Contract during the three and six months ended June 30, 2026 and 2025, respectively. The grant revenue receivable related to the CPRIT Grant recorded on the condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 was $1.8 million and $0.3 million, respectively.

Department of Defense Award

Effective September 1, 2024, the Company entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million award for research and development purposes (“DoD Award”) over a three year period. The DoD Award will be used to support the planned expansion of the Company’s clinical trial for pediatric brain cancer. On October 4, 2024, the Company received its first payment under the DoD Award in the amount of $0.9 million, which was recorded as a deferred grant liability as of June 30, 2026 and December 31, 2025. As of June 30, 2026, no amount of grant revenue was recognized related to the DoD Award.

8. Commitments and Contingencies

Leases

On October 16, 2025, the Company entered into a lease (the “Houston Lease”) with LG 1 Property Owner LP, pursuant to which the Company agreed to lease approximately 11,370 rentable square feet of space located at 6420 Levit Green Boulevard, Houston, Texas 77021. The Houston Lease is expected to commence on or about November 1, 2026. The Houston Lease provides for a monthly base rent of $58,745, which increases annually by approximately 3%, plus the Company’s share of the building’s direct expenses. The Houston Lease has an initial term of 120 calendar months. While the premises under the Houston Lease is constructed and designed to fit the Company's business needs and intended purpose, the Company leased temporary space of approximately 11,370 rentable square feet (separate from the premises under the Houston Lease) for a monthly base rent of $58,745. The Company expects to be in the temporary space until the leasehold improvements are completed. The Company recognizes lease expense for the short-term temporary space on a straight-line basis over the expected lease term. The deferred rent balance of $46,000 and $159,000 as of June 30, 2026 and December 31, 2025, respectively, represented the difference between the cash payments made and the straight-line lease expense and is recorded to “Other liabilities” on the condensed consolidated balance sheets.

The Company also leases certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease expires on March 31, 2027.

Manufacturing Agreement with SpectronRx

On November 5, 2024, the Company entered into a manufacturing services agreement with SpectronRx for drug product development and manufacturing, which includes an initial commitment fee of $0.3 million. Under this agreement, the Company owns all rights to intellectual property related to the products developed, while SpectronRx retains rights to its own technology. SpectronRx is required to negotiate a commercial supply agreement upon six months' written notice before the Company's first commercial manufacturing needs. The agreement will remain in place for five years, automatically renewing for successive one-year terms unless terminated with six months' notice. During the six months ended June 30, 2026 and year ended December 31, 2025, the Company did not recognize any expenses related to this agreement.

Other commitments and contingencies

The Company has entered into agreements with various research organizations for preclinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on study progress. As of June 30, 2026, the Company did not have any clinical research study obligations.

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

9. Composition of Certain Financial Statement Captions

As of June 30, 2026 and December 31, 2025, other current assets were comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid services	$731	$797
Deferred costs	244	394
Prepaid insurance	240	543
Distribution Agreement proceeds receivable	208	—
Total other current assets	$1,423	$1,734

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

As of June 30, 2026 and December 31, 2025, the outstanding balances on the line of credit facility with Pershing were nil and $0.8 million, respectively.

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of June 30, 2026, there were no accrued payments due to NanoTx as a result of the CPRIT Grant proceeds received (see Note 7, Grant Revenue of the condensed consolidated financial statements for additional information).

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

Series B and C Preferred Stock

As of June 30, 2026, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 1,111 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 15 shares of common stock.

Common Stock

Equity Distribution Agreement

On June 1, 2026, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company could issue and sell, from time to time, shares of its common stock in “at-the-market” offerings, having an aggregate offering price of up to $17,350,000, depending on market demand, with Canaccord acting as an agent for sales. During the six months ended June 30, 2026, the Company issued 436,448 shares under the Distribution Agreement for net proceeds of approximately $1.8 million, after deducting the commissions and other issuance costs payable by the Company.

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

The Company entered into the transaction due to immediate funding requirements. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Exchange Notes, Funding Notes and associated warrants were recorded at fair value on the issuance date at $3.8 million, $4.0 million and $2.7 million, respectively. The excess of the fair value of the instruments issued over cash received of $3.7 million and the carrying value of the May 2024 Series A Warrants exchanged of $3.7 million, in the amount of $3.1 million was recorded as a financing expense in the condensed consolidated statement of operations for the six months ended June 30, 2025.

Changes in the fair value of Exchange Notes, Funding Notes and February 2025 Warrants between issuance date and settlement date, in the amount of a gain of $0.3 million, a gain of $0.3 million and a gain of $2.2 million, respectively, were recorded as change in the fair value of derivative instruments in the condensed consolidated statement of operations for the six months ended June 30, 2025.

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

On May 2, 2025, the Company’s stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants, and an amendment to the Company’s Certificate of Incorporation, as amended, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2025 Series B Warrants were both reset on May 19, 2025 to $10.9325 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 859,299 shares of common stock.

Letter Agreement

On June 17, 2025, the Company and the March 2025 Private Placement Purchasers entered into a letter agreement (the “Letter Agreement”) with each of the March 2025 Private Placement Purchasers in an effort to, among other items, minimize the dilutive impact of the March 2025 Private Placement. The Letter Agreement extinguished the March 2025 Series A Warrants, modified the March 2025 Series B Warrants, and provided for the return and cancellation of Private Placement Shares and March 2025 Pre-Funded Warrants, as further discussed in the following paragraphs.

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

Lastly, in conjunction with the Letter Agreement, each of the March 2025 Private Placement Purchasers agreed to return an aggregate of 489,679 Private Placement Shares and March 2025 Pre-Funded Warrants issuable for an aggregate of 425,346 March 2025 Pre-Funded Warrant Shares, held by them as of the date of the Letter Agreement, upon request of the Company (the “Letter Agreement Repurchase Option”), which were issued pursuant to the March 2025 Private Placement Purchase Agreement for a value of $16.50 per Private Placement Share and $16.475 per March 2025 Pre-Funded Warrant. In exchange therefor, the Company agreed to repay the March 2025 Private Placement Purchasers holding such securities 115% of such value, using 90% of the proceeds from any capital raised by the Company subsequent to July 1, 2025. The Company and each of the March 2025 Private Placement Purchasers also agreed to waive any restrictions on subsequent equity sales and variable rate transactions contained in March 2025 Private Placement Purchase Agreement to allow for such repayment.

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

During the six months ended June 30, 2026, the Company paid the March 2025 Private Placement Purchasers $4.5 million to fully satisfy the investor liability owed under the modified Letter Agreement, and 272,821 shares were returned and cancelled under the terms of the Letter Agreement. Due to the $4.5 million payoff, there is no longer a requirement to retain sufficient funds in an interest bearing account to cover such repayment obligations, and as such, the restriction lapsed on the $4.5 million of restricted cash and cash equivalents.

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

As of the quarter ended June 30, 2026, all outstanding warrants from the March 2025 Private Placement have been exercised, and all March 2025 Private Placement Purchasers have received repayments or resold their securities.

Lincoln Park Purchase Agreement

On June 17, 2025, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park committed to purchase up to $50.0 million of shares of the Company’s common stock, $0.001 par value per share. Such sales of common stock by the Company are subject to certain limitations and conditions set forth in the Lincoln Park Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement (a "Lincoln Park Registration Statement"). As of June 30, 2026, the Lincoln Park Registration Statements registered for resale up to an aggregate of 2,000,000 shares issuable under the Lincoln Park Purchase Agreement.

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

There were no shares issued under the Lincoln Park Purchase Agreement during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company issued 407,480 shares for gross proceeds of approximately $2.8 million and incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement.

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

Outstanding Warrants

As of June 30, 2026, the Company had the following warrants outstanding:

June 30, 2026
May 2024 Series A Warrants	1,930
January 2026 Warrants	1,815,784
Total	1,817,714

One share of common stock is issuable for each warrant upon exercise.

13. Stock-Based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of June 30, 2026, there were 46,640 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, provides for the issuance of up to 852,133 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are

forfeited or expired (except as otherwise provided in the 2020 Plan). As of June 30, 2026, there were 640,629 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of stock option activity for the six months ended June 30, 2026 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	465,837	$21.44	9.52	$—
Granted	235,639	$6.67	—	$—
Cancelled/forfeited/expired	(34,063)	$18.82	—	$—
Outstanding as of June 30, 2026	667,413	$16.36	9.27	$—
Vested and expected to vest at June 30, 2026	611,791	$16.80	9.26	$—
Exercisable at June 30, 2026	156,865	$31.00	8.99	$—

As of June 30, 2026, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $4.9 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 3.12 years.

Generally, restricted stock units represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. The fair value of restricted stock units is determined by the closing market price on the grant date.

A summary of restricted stock unit activity for the six months ended June 30, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	105,496	$14.45
Granted	243,825	$6.94
Vested	(30,794)	$11.40
Cancelled/forfeited	(3,966)	$12.37
Unvested as of June 30, 2026	314,561	$8.95

Restricted stock units granted during the six months ended June 30, 2026 generally vest over a 36-month period upon satisfaction of service conditions. As of June 30, 2026, the total compensation cost related to non-vested restricted stock units not yet recognized for all the Company’s plans is approximately $2.3 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.29 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development
Clinical, development and licensing expenses	$1,732	$535	$2,944	$1,336
Personnel related expenses	1,141	416	1,887	882
Professional fees	854	128	1,387	344
Facility and other overhead expenses	538	167	912	440
Total research and development	4,265	1,246	7,130	3,002
General and administrative
Personnel related expenses	2,195	965	4,604	1,949
Professional fees	1,962	397	4,054	2,004
Facility and other overhead expenses	1,046	320	1,827	568
Total general and administrative	$5,203	$1,682	$10,485	$4,521

15. Subsequent Events

Corporate Rebrand

Effective August 3, 2026, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the Company’s name from Plus Therapeutics, Inc. to Cerenome, Inc. In addition, on August 3, 2026, shares of the Company’s Common Stock began trading on The Nasdaq Capital Market under the symbol “CNSY”.

Houston Lease

On August 10, 2026, the Company entered into an amendment (the “Amendment”) to its lease (the “Lease”) with LG 1 Property Owner LP, pursuant to which the Company agreed to lease approximately 25,103 rentable square feet of additional space located at 6420 Levit Green Boulevard, Houston, Texas 77021 (the “Building”) such that, pursuant to the Lease as amended by the Amendment, the Company will rent a total of approximately 36,473 rentable square feet in the Building (the “Premises”).

The Amendment also provides for an increased monthly base rent of $188,443.83, which increases annually by approximately 3.0%, plus the Company's share of the Building’s direct expenses. Furthermore, the Amendment provides for a rent abatement (the “Rent Abatement”) for the first seven (7) months of the term of the Lease and a right of first offer, which gives the Company the one-time right to rent additional space on the same floor as the original Lease, subject to certain conditions, and an increase to the tenant improvement allowance for the design, permitting and construction of the Premises.

The Amendment changed the deemed commencement of the Lease from November 1, 2026, to on or about November 1, 2027. With the Rent Abatement, the first month’s rent will be due on or around June 1, 2028. The Lease, as amended, continues to have an initial term of 120 calendar months.

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

Overview

Cerenome, Inc., previously known as Plus Therapeutics, Inc., is a U.S. healthcare company focused on central nervous system (“CNS”) cancers through three complementary business areas: precision diagnostics, targeted radiopharmaceutical therapeutics, and proprietary data analytics. CNSide Diagnostics, LLC (“CNSide Diagnostics”) is our wholly owned subsidiary that develops and commercializes proprietary laboratory-developed tests, including the CNSide® cerebrospinal fluid (“CSF”) assay platform, designed to identify, characterize and monitor tumor cells in patients with CNS cancers. In radiopharmaceutical therapeutics, our lead product candidate, rhenium (186Re) obisbemeda (REYOBIQ™), is designed specifically for CNS cancers, including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”), through direct localized delivery utilizing approved standard-of-care tissue access methods, including convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. Our acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”), is designed to treat primary and metastatic solid organ cancers, including liver cancers, through intra-arterial administration. We are also developing proprietary data analytics capabilities intended to integrate clinical, diagnostic and therapeutic data to support operational efficiency, clinical decision-making, real-world evidence generation, and future product development across its CNS oncology platform.

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

The CNSide Cerebrospinal Fluid Assay is currently being utilized in the ReSPECT-LM clinical trial funded by the Cancer Prevention and Research Institute of Texas (“CPRIT”). In connection with our business plan for developing the CNSide Platform, we formed CNSide Diagnostics and our board of directors appointed a board of managers for CNSide Diagnostics. We re-introduced the CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”), which is a laboratory developed test (“LDT”) in August 2025. The laboratory for the CNSide Test in Houston, Texas has received a certificate of accreditation from the Centers for Medicare & Medicaid Services (CMS) which deems the lab compliant with Clinical Laboratory Improvement Amendments (“CLIA”) regulations. Furthermore, CNSide Diagnostics has signed national agreements to provide the CNSide Test with six payers, including UnitedHealthcare, Humana, Highmark, Blue Shield of California, Elevance Health, and Health Care Service Corporation, expanding patient access nationwide.

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

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with LM through Phase 2 of the ReSPECT-LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of June 30, 2026, we had received approximately $15.9 million in milestone payments under the CPRIT Contract.

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

In November 2025, we had our end of phase 1 meeting with the FDA. During this meeting, FDA conveyed that while accelerated approval may be appropriate for this indication, there are insufficient data to support the use of CTCs as an intermediate clinical endpoint, and there was discussion that additional steps would be necessary to validate CTCs as a surrogate endpoint to potentially support other future applications. The FDA recommended that the study evaluate an endpoint with established clinical benefit, such as overall survival, while encouraging further study of reported outcomes and neurologic function as endpoints that could potentially support a marketing application. We were aligned that CTCs could be considered for use as a secondary endpoint. We discussed with the FDA a randomized controlled trial design approach and that the study may include an intrathecal chemotherapeutic as a comparator, as well as approaches to standardize the comparator and any additional interventions available under the trial protocol. The FDA conveyed it may be reasonable to incorporate multiple histologies (i.e., multiple underlying disease etiologies) in a single trial. We plan to consider the Agency’s feedback and propose an updated protocol for our next study for FDA’s feedback.

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
•
We anticipate beginning enrollment in our ReSPECT-PBC clinical trial, with our first patient enrolled, in the second half of 2026.

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

Preclinical data from an ex vivo embolization experiment in which Technetium99m-BAM was intra-arterially delivered to a bovine kidney perfusion model was presented at the Society of Interventional Radiology Annual Scientific Meeting. The study concluded that the technology required for radiolabeling BAM could successfully deliver, embolize and retain radiation in the target organ. 188

RNL-BAM is a preclinical investigational device we intend to further develop and move into clinical trials. Specifically, in 2022 we transferred the 188RNL-BAM technology from UTHSCSA, and began planning to develop the product and complete early preclinical studies to support a future FDA IND submission. Our intended initial clinical target is liver cancer, which is the sixth most common and third deadliest cancer worldwide. It is a rare disease with increasing U.S. annual incidence (42,000) and deaths (30,000).

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

Since acquiring the CNSide Platform in 2024, we have established infrastructure to support a scalable and centralized testing laboratory in Houston, TX that services the U.S. market. We have been executing on our commercial market access strategy, which includes state licensure, receipt of proprietary reimbursement codes, commercial and government payer coverage, and value-based pricing to optimize revenue. We re-introduced the CNSide Platform first in Texas in August of 2025, signed national agreements to provide the CNSide Test with UnitedHealthcare Insurance Company, Humana, Inc., Highmark, Blue Shield of California, Elevance Health and Health Care Service Corporation, and obtained state licensure for 49 of 50 US states, with the remaining license for the state of New York on track for 2027. In parallel, we expect to launch a portfolio of additional CSF tumor characterization tests that expand our CNSide testing platform later in 2026.

When the CNSide CSF Assay Platform was previously commercially available, market acceptance and adoption were widespread, with several national and regional commercial payer agreements in place and the test in regular use at major cancer centers across the U.S. During the first half of 2026, we expanded market access, advanced reimbursement infrastructure and increased physician adoption for the CNSide Test. We currently have six commercial coverage agreements for total contracted coverage for the CNSide CSF Tumor Cell Enumeration assay at approximately 150 million people.

We also advanced the Medicare reimbursement pathway for CNSide. CNSide Diagnostics enrolled in the Medicare program and received its Provider Transaction Access Number (PTAN) on May 7, 2026, enabling CNSide to submit claims directly to Medicare. In addition, PLA Code 0640U, CNSide’s dedicated AMA billing identifier, took effect on July 1, 2026.

During the six months ended June 30, 2026, we started commercial billing for our diagnostic CNSide business. Net diagnostic revenue was immaterial to be presented in the condensed consolidated statement of operations for the six months ended June 30, 2026 (refer to Note 2 Summary of Significant Accounting Policies of the footnotes). We expect diagnostic revenue to increase during the remainder of 2026 and beyond.

Recent Developments

Corporate Rebrand

Effective August 3, 2026, the Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change the Company’s name from Plus Therapeutics, Inc. to Cerenome, Inc. In addition, on August 3, 2026, shares of the Company’s Common Stock began trading on The Nasdaq Capital Market under the symbol “CNSY”.

The new name reflects the Company's evolution from a therapeutics-focused organization toward an integrated CNS oncology company. The Company has expanded beyond targeted radiotherapeutics as it believes effective approaches to CNS cancer may require a multimodal approach. Cerenome's strategy is to integrate precision diagnostics, targeted therapeutics, and proprietary data within a single organization to support the detection, treatment, and understanding of CNS cancers.

Houston Lease

On August 10, 2026, we entered into an amendment (the “Amendment”) to our lease (the “Lease”) with LG 1 Property Owner LP, pursuant to which we agreed to lease approximately 25,103 rentable square feet of additional space located at 6420 Levit Green Boulevard, Houston, Texas 77021 (the “Building”) such that, pursuant to the Lease as amended by the Amendment, the Company will rent a total of approximately 36,473 rentable square feet in the Building (the “Premises”).

The Amendment also provides for an increased monthly base rent of $188,443.83, which increases annually by approximately 3.0%, plus our share of the Building’s direct expenses. Furthermore, the Amendment provides for a rent abatement (the “Rent Abatement”) for the first seven (7) months of the term of the Lease and a right of first offer, which gives us the one-time right to rent additional space on the same floor as the original Lease, subject to certain conditions, and an increase to the tenant improvement allowance for the design, permitting and construction of the Premises.

The Amendment changed the deemed commencement of the Lease from November 1, 2026, to on or about November 1, 2027. With the Rent Abatement, the first month’s rent will be due on or around June 1, 2028. The Lease, as amended, continues to have an initial term of 120 calendar months.

Results of Operations

CPRIT Grant Revenue

We recognized $0.4 million and $1.4 million, and $1.4 million and $2.4 million of grant revenue during the three and six months ended June 30, 2026 and 2025, respectively, which represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM.

Research and development expenses

Research and development expenses include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, preclinical studies, and clinical studies.

The following table summarizes the components of our research and development expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$4,201	$1,249	$7,061	$2,998
Stock-based compensation	64	(3)	69	4
Total research and development expenses	$4,265	$1,246	$7,130	$3,002

Research and development expenses increased by approximately $3.0 million during the three months ended June 30, 2026 as compared to the same period in 2025. The increase was due primarily to an increase of $1.0 million in clinical expenses, $0.3 million in diagnostics, $0.7 million in compensation expense, $0.7 million in professional research and development services, and $0.3 million in other research and development expenses.

Research and development expenses increased by approximately $4.1 million during the six months ended June 30, 2026 as compared to the same period in 2025. The increase was due primarily to an increase of $1.4 million in clinical expenses, $0.6 million in diagnostics, $1.0 million in compensation expense, $1.0 million in professional research and development services, and $0.1 million in other research and development expenses.

We expect aggregate research and development expenditures to increase during the remainder of 2026 as compared to the corresponding comparable period in 2025, due to increased costs for the ReSPECT-LM clinical trial, manufacturing scale up for rhenium (186Re) obisbemeda commercial and approval trial drug availability and initial patient enrollments in the ReSPECT-PBC clinical trial together with expansion of CNSide research and development teams.

General and administrative expenses

General and administrative expenses include costs for administrative personnel, legal and other professional expenses, and general corporate expenses. The following table summarizes the general and administrative expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$4,437	$1,527	$8,702	$4,225
Stock-based compensation	766	155	1,783	296
Total general and administrative expenses	$5,203	$1,682	$10,485	$4,521

General and administrative expenses increased by $3.5 million during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase of $1.2 million in compensation expense which included an increase of $0.6 million in stock based compensation, $1.6 million in legal and professional fees, $0.4 million in rent expense, and $0.3 million in other general and administrative expenses.

General and administrative expenses increased by $6.0 million during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to an increase of $2.6 million in compensation expense which included an increase of $1.5 million in stock based compensation, $2.1 million in legal and professional fees, $0.6 million in rent expense, and $0.7 million in other general and administrative expenses.

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

The following table summarizes the components of our stock-based compensation expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$64	$(3)	$69	$4
General and administrative	766	155	1,783	296
Total stock-based compensation	$830	$152	$1,852	$300

Our stock-based compensation expense is impacted by grants of equity awards, the vesting schedule of such grants, as well as the grant date fair value of equity awards. Stock-based compensation expense increased during the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to an increase in the number of awards granted, which was partially offset by a decrease in the grant date fair value of equity awards granted.

Other Income (Expense)

The following table summarizes non-operating income and expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$56	$27	$246	$28
Interest expense	(5)	—	(22)	(548)
Financing expenses	—	150	—	(3,061)
Change in fair value of derivative instruments	—	6,512	—	(2,631)
Warrant issuance costs	—	—	—	(964)
Total	$51	$6,689	$224	$(7,176)

Interest income increased for the three and six months ended June 30, 2026 compared with the same periods in 2025 primarily due to a higher investment balance in 2026 as compared to the same periods in 2025.

The decrease in interest expense for the six months ended June 30, 2026 as compared to the same period in 2025 was due to interest related to the Funding Notes issued and redeemed during the three months ended March 31, 2025.

Financing expenses for the three and six months ended June 30, 2025 related to the March 2025 PIPE and February 2025 transactions.

The change in the fair value of the derivative instruments for the three and six months ended June 30, 2025 was primarily due to the March 2025 Private Placement (specifically the liability classified March 2025 Series B Warrants, which were remeasured immediately prior to exercise, before being reclassified as equity).

Warrant issuance costs for the six months ended June 30, 2025 were related to the March 2025 Private Placement.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$2,366	$8,758

Current assets	$11,771	$15,170
Current liabilities	8,567	12,314
Working capital	$3,204	$2,856

We incurred net losses of $16.0 million for the six months ended June 30, 2026. We have an accumulated deficit of $531.8 million as of June 30, 2026. Additionally, we used net cash of $13.4 million to fund our operating activities for the six months ended June 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern.

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of our common and preferred equity, warrants, convertible loan, term loan, our line of credit facility with Pershing and grant funding. We have had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund our future clinical development programs and other operations. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material and adverse impact on our operations and ability to satisfy our obligations.

Equity Distribution Agreement

On June 1, 2026, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which we could issue and sell, from time to time, shares of our common stock in “at-the-market” offerings, having an aggregate offering price of up to $17,350,000, depending on market demand, with Canaccord acting as an agent for sales. During the three and six months ended June 30, 2026, we issued 436,448 shares under the Distribution Agreement for net proceeds of approximately $1.8 million, after deducting the commissions and other issuance costs payable by us.

January 2026 Public Offering

On January 13, 2026, we completed an underwritten public offering pursuant to which we (a) sold an aggregate of (i) 1,578,947 shares of common stock, par value $ 0.001 per share, of the Company and (ii) warrants to purchase 1,578,947 shares of common stock (the “January 2026 Warrants”), at a combined public offering price of $9.50 per share and January 2026 Warrant, and (b) granted the underwriter a 30-day option to purchase up to an additional 236,837 shares of common stock, additional January 2026 Warrants to purchase up to 236,837 shares of common stock or any combination thereof, at the public offering price, in each case less underwriting discounts and commissions. Each January 2026 Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $9.50 per share and expires five (5) years from the date of issuance. On January 14, 2026, the underwriter exercised its over-allotment option with respect to additional January 2026 Warrants to purchase 236,837 shares of common stock. Net proceeds from the underwritten public offering were approximately $13.9 million after deducting the underwriting discounts and commissions and other offering expenses payable by us.

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

March 2025 Private Placement

On March 4, 2025, we entered into the March 2025 SPA with the March 2025 Private Placement Purchasers for the March 2025 Private Placement for gross proceeds of approximately $15.0 million. Pursuant to the March 2025 Purchase Agreement, we issued an aggregate of 162,789 shares (the “March 2025 Private Placement Shares”) of our common stock and 958,896 March 2025 Pre-Funded Warrants, with each March 2025 Private Placement Share or March 2025 Pre-Funded Warrant accompanied by (i) the March 2025 Series A Warrants to purchase one share of common stock and (ii) one March 2025 Series B Warrant to purchase one share of common stock.

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

On May 2, 2025, our stockholders approved, among other things, the March 2025 Series A Warrants and March 2025 Series B Warrants and an amendment of our Certificate of Incorporation, as amended, to increase the authorized share capital to an amount sufficient to cover the shares of common stock issuable upon the exercise of the March 2025 Series A Warrants and March 2025 Series B Warrants. As part of the March 2025 Series A Warrants and March 2025 Series B Warrants agreement, the exercise price of the March 2025 Series A Warrants and March 2025 Series B Warrants were reset on May 19, 2025 to $10.9325 per share. Prior to modification of the March 2025 Series B Warrants as part of the Letter Agreement (as further described below), certain March 2025 Series B Warrants were cashless exercised for the issuance of 859,299 shares of common stock.

Letter Agreement

On June 17, 2025, the Company and the Purchasers entered into the Letter Agreement with each of the Purchasers in an effort to, among other items, minimize the dilutive impact of the March 2025 Private Placement. The Letter Agreement extinguished the March 2025 Series A Warrants, modified the March 2025 Series B Warrants, and provided for the return of Private Placement Shares and March 2025 Pre-Funded Warrants, as further discussed in the following paragraphs.

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

Lastly, in conjunction with the Letter Agreement, each of the March 2025 Private Placement Purchasers agreed to the Letter Agreement Repurchase Option, to return an aggregate of 489,679 Private Placement Shares and March 2025 Pre-Funded Warrants issuable for an aggregate of 425,346 March 2025 Pre-Funded Warrant Shares, held by them as of the date of the Letter Agreement, upon request of the Company, which were issued pursuant to the March 2025 Private Placement Purchase Agreement for a value of $16.50 per Private Placement Share and $16.475 per March 2025 Pre-Funded Warrant. In exchange therefor, the Company agreed to repay the March 2025 Private Placement Purchasers holding such securities 115% of such value, using 90% of the proceeds from any capital raised by the Company subsequent to July 1, 2025. The Company and each of the March 2025 Private Placement Purchasers also agreed to waive any restrictions on subsequent equity sales and variable rate transactions contained in March 2025 Private Placement Purchase Agreement to allow for such repayment. During the six months ended June 30, 2026, we paid the March 2025 Private Placement Purchasers $4.5 million and 272,821 shares were returned and cancelled under the terms of the Letter Agreement.

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

There were no shares issued under the Lincoln Park Purchase Agreement during the six months ended June 30, 2026. During the six months ended June 30, 2025, we issued 407,480 shares for gross proceeds of approximately $2.8 million and incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement.

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

Funding and Material Cash Requirements

To date, our operating losses have been funded primarily from outside sources of invested capital from issuance of shares of our common and preferred equity, warrants, convertible loan, term loan, the margin loan facility under a line of credit with Pershing and grant funding. However, we have had, and will continue to have, an ongoing need to raise additional cash from outside sources through a combination of equity offerings, debt financings and potential collaboration, license or development agreements to fund our future clinical development programs, commercialization of CNSide, and other operations in the next twelve months from the filing of this Quarterly Report. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. There can be no assurance that we will be able to continue to raise additional capital in the future. Our inability to raise additional cash would have a material adverse impact on our operations, implementation of our strategy and ability to maintain compliance with applicable requirements, including Nasdaq listing rules.

Our present and future funding and cash requirements will depend on many factors, including, among other things:

•
the progress, timing and completion of our ongoing and planned clinical trials and nonclinical studies;
•
our ability to receive, and the timing of receipt of, future regulatory approvals for our product candidates and the costs related thereto;
•
the development, utility, and sales of the CNSide Test;
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

Cash (used in) provided by operating, investing, and financing activities for the six months ended June 30, 2026 and 2025 is summarized as follows (in thousands):

	Six Months Ended June 30,
Net cash provided by (used in):	2026	2025
Operating activities	$(13,370)	$(11,970)
Investing activities	(3,167)	(1,074)
Financing activities	10,145	15,201
Net change in cash and cash equivalents	$(6,392)	$2,157

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

Other than as described above, we have no purchase commitments or long-term contractual obligations, except for lease obligations as of June 30, 2026. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2026 of $13.4 million was primarily related to the net loss of $16.0 million and $0.5 million of changes to operating assets and liabilities, partially offset by $1.9 million of stock-based compensation expense and $0.2 million of depreciation and amortization.

Net cash used in operating activities for the six months ended June 30, 2025 was $12.0 million, primarily due to an increase to net loss of $6.0 million, an increase to the fair value of derivative instruments of $7.3 million, offset by decreases to operating assets and liabilities of $7.0 million.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2026 of $3.2 million was primarily related to the purchase of short-term investments of $14.0 million and purchase of property and equipment of $1.3 million, which was partially offset by the redemption of short-term investments of $4.4 million and sale of short-term investments of $7.8 million.

Net cash used in investing activities for the six months ended June 30, 2025 was primarily related to the purchase of short-term investments of $7.8 million offset by the redemption of short-term investments of $6.7 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 of $10.1 million was related to $15.0 million in gross proceeds from the January 2026 underwritten public offering, $1.9 million in gross proceeds from the distribution agreement, and $1.0 million of proceeds from the credit facility, partially offset by $1.8 million repayments of the credit facility, $1.4 million for offering costs for the sale of common stock, and $4.5 million of payments to investors pursuant to the Letter Agreement.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and there have been no material changes during the six months ended June 30, 2026, other than what was disclosed in Note 2 Summary of Significant Accounting Policies of the accompanying condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2(a): Unregistered Sales of Equity Securities and Use of Proceeds

None.

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

CERENOME, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Certificate of Amendment to the Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/02/2025

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on April 1, 2026		8-K	001-34375 Exhibit 3.1	04/02/2026

3.9	Certificate of Correction to the Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on May 12, 2026		10-Q	001-34375 Exhibit 3.9	05/15/2026

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State effective August 3, 2026		8-K	001-34375 Exhibit 3.1	08/04/2026

3.11	Second Amended and Restated Bylaws of Cerenome, Inc.		8-K	001-34375 Exhibit 3.2	08/04/2026

3.12	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

3.14	2020 Stock Incentive Plan, as amended and restated on May 14, 2026		10-Q	001-34375 Exhibit 3.13	05/15/2026

4.1	Description of Securities		10-K	001-34375 Exhibit 4.1	03/30/2020

4.2	Form of Common Stock Certificate		10-K	001-34375 Exhibit 4.33	03/09/2018

4.3	Form of May 2024 Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	05/09/2024

4.4	Form of Amendment and Restatement of the May 2024 Series A Warrant		10-Q	011-34375 Exhibit 4.7	08/14/2024

4.5	Form of Amendment and Restatement of the May 2024 Series B Warrant		10-Q	011-34375 Exhibit 4.8	08/14/2024

4.6	Form of February 2025 Pre-Funded Warrant		8-K	011-34375 Exhibit 4.1	02/18/2025

4.7	Form of Warrant issued pursuant to the Securities Purchase and Exchange Agreement, dated February 13, 2025, by and among Cerenome, Inc. and the purchasers named therein		8-K	001-34375 Exhibit 4.2	02/18/2025

4.8	Form of March 2025 Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	03/04/2025

4.9	Form of Amended March 2025 Series B Warrant		8-K	001-34375 Exhibit 4.1	06/17/2025

4.10	Form of Warrant, dated January 15, 2026		8-K	001-34375 Exhibit 4.1	01/16/2026

10.1	Daniels Employment Agreement, effective April 20, 2026	X

10.2	Equity Distribution Agreement, by and between the Company and Canaccord Genuity LLC, dated as of June 1, 2026		8-K	001-34375 Exhibit 1.1	06/05/2026

10.3†	First Amendment to Lease, by and between LG 1 Property Owner LP and Cerenome, Inc., dated as of August 10, 2026	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-1.04(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

* In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates them by reference.

† Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERENOME, INC.

	By:	/s/ Marc H. Hedrick
Dated: August 14, 2026		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: August 14, 2026		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)