Form 10-Q
period 2026-09-30
CERENOME, INC.
filed 2026-11-13
CIK 1095981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, there were 9,776,935 shares of the registrant’s common stock outstanding.

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

Our actual results may differ, including materially, from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the following: our ability to remain listed on Nasdaq; the early stage of our product candidates and therapies, the results of our research and development activities, including uncertainties relating to the clinical trials of our product candidates and therapies; sources of competition for any of our product candidates; the potential size of the market for our product candidates; our pipeline; our ability to generate product or development revenue and the sources of such revenue; our ability to effectively manage our gross profit margins; our ability to obtain and maintain regulatory approvals; expectations as to our future performance; our ability to satisfy our obligations under the terms of our capital raising transactions including registering shares issuable in such transactions; our ability to integrate into our business and operations, develop, fully utilize and monetize acquired assets; our ability to continue as a going concern; our ability to repay or refinance some or all of our outstanding indebtedness and our ability to raise capital in the future; our ability to transfer the drug and medical device product manufacturing to a contract drug and medical device manufacturing organization; the potential enhancement of our cash position through development, marketing, and licensing arrangements; our ability to commercialize CNSide® Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide Test”) and other tests on the CNSide Test Platform and to achieve and sustain payer coverage and reimbursement for the assay; the timing, scope and outcomes of our preclinical studies; receipt of grant revenue; material security breaches or cybersecurity attacks affecting our operations and property; and our liquidity and capital resources and our ability to raise additional cash, the outcome of our partnering/licensing efforts, risks associated with laws or regulatory requirements applicable to us, market conditions, product performance, potential litigation, and competition within the radiotherapeutics, and more generally, oncological medicine fields, among others. The forward-looking statements included in this Quarterly Report are also subject to a number of additional material risks and uncertainties, including but not limited to the risks described under “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 and under “Part II – Item 1A – Risk Factors” in this Quarterly Report. These risks and uncertainties could cause actual results to differ materially from expectations or those expressed in these forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CERENOME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share and par value data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$879	$4,256
Restricted cash and cash equivalents	—	4,502
Accounts receivable, net	722	—
Investments	3,992	4,356
Inventory	235	—
Other current assets	2,239	1,734
Total current assets	8,067	14,848

Property and equipment, net	1,349	257
Grant receivable	1,761	322
Operating lease right-of-use assets	29	70
Goodwill	372	372
Intangible assets, net	231	333
Other assets	391	123
Total assets	$12,200	$16,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,210	$5,920
Investor liability pursuant to Letter Agreement	—	4,502
Convertible note	3,851	—
Operating lease liability	30	56
Deferred grant liability	927	927
Line of credit	—	750
Other current liabilities	105	159
Total current liabilities	13,123	12,314

Noncurrent operating lease liability	—	15
Total liabilities	13,123	12,329

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 1,952 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 7,890,305 and 5,557,371 shares issued as of September 30, 2026 and December 31, 2025, respectively; 7,879,968 and 5,547,034 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	8	6
Treasury stock (at cost), 10,337 shares as of September 30, 2026 and December 31, 2025	(500)	(500)
Additional paid-in capital	540,043	520,355
Accumulated deficit	(540,474)	(515,865)
Total stockholders’ (deficit) equity	(923)	3,996
Total liabilities and stockholders’ equity (deficit)	$12,200	$16,325

See Accompanying Notes to these Condensed Consolidated Financial Statements

CERENOME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant revenue	$-	$1,397	$1,439	$3,846
Diagnostic revenue, net	722	—	722	—
Total revenue	722	1,397	2,161	3,846
Operating expenses:
Cost of revenue	912	—	912	—
Research and development	2,107	2,436	9,237	5,438
Selling, general and administrative	5,158	3,443	15,643	7,964
Total operating expenses	8,177	5,879	25,792	13,402
Operating loss	(7,455)	(4,482)	(23,631)	(9,556)

Other income (expense):
Interest income	119	59	365	87
Interest expense	(14)	—	(36)	(548)
Financing expenses	(1,618)	—	(1,618)	(3,061)
Warrant issuance costs	—	—	—	(964)
Change in fair value of financial instruments	490	—	490	—
Change in fair value of derivative instruments	—	—	—	(2,631)
Other expense	(179)	—	(179)	—
Total other income (expense)	(1,202)	59	(978)	(7,117)
Net loss	$(8,657)	$(4,423)	$(24,609)	$(16,673)

Per share information
Net loss per share of common stock – basic and diluted	$(1.14)	$(1.03)	$(3.50)	$(7.21)
Weighted average number of shares of common stock outstanding – basic and diluted	7,566,819	4,297,158	7,040,597	2,313,816

See Accompanying Notes to these Condensed Consolidated Financial Statements

CERENOME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED) (In thousands, except share data)

	Convertible						Additional		Total
	preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2024	1,952	$—	246,190	$—	(10,337)	$(500)	$485,030	$(493,479)	$(8,949)
Stock-based compensation	—	—	—	—	—	—	148	—	148
Exercise of pre-funded warrants	—	—	261,429	1	—	—	(1)	—	—
Exercise of Series B Warrants from May 2024 PIPE	—	—	19,912	—	—	—	882	—	882
Exchange of warrants for notes payable	—	—	—	—	—	—	(3,694)	—	(3,694)
Issuance of common stock, pre-funded warrants and warrants for debt repayment	—	—	162,789	—	—	—	5,373	—	5,373
Net loss	—	—	—	—	—	—	—	(17,401)	(17,401)
Balance at March 31, 2025	1,952	$—	690,320	$1	(10,337)	$(500)	$487,738	$(510,880)	$(23,641)
Stock-based compensation	—	—	—	—	—	—	152	—	152
Exercise of March 2025 Series B Warrants	—	—	2,251,081	2	—	—	856	—	858
Exercise of pre-funded warrants	—	—	360,653	—	—	—	—	—	—
Cancellation of common stock	—	—	(12,000)	—	—	—	—	—	—
Issuance of common stock under Lincoln Park Purchase Agreement, net of issuance costs	—	—	407,480	1	—	—	2,745	—	2,746
Reclassification of 2025 Series B warrant liability to equity	—	—	—	—	—	—	10,967	—	10,967
Modification of warrants	—	—	—	—	—	—	6,801	—	6,801
Net income	—	—	—	—	—	—	—	5,151	5,151
Balance at June 30, 2025	1,952	$—	3,697,534	$4	(10,337)	$(500)	$509,259	$(505,729)	$3,034
Stock-based compensation	—	—	—	—	—	—	527	—	527
Cancelled common stock	—	—	(138,910)	—	—	—	—	—	—
Issuance of common stock under Lincoln Park Purchase Agreement, net issuance costs	—	—	1,375,539	1	—	—	16,849	—	16,850
Investor fees pursuant to Support Letters (Note 13)	—	—	—	—	—	—	(2,250)	—	(2,250)
Exercise of March 2025 Series B Warrants	—	—	29,673	—	—	—	—	—	—
Exercise of pre-funded warrants	—	—	310,717	—	—	—	—	—	—
Liability to investors pursuant to Letter Agreement (Note 13)	—	—	—	—	—	—	(8,684)	—	(8,684)
Net loss	—	—	—	—	—	—	—	(4,423)	(4,423)
Balance at September 30, 2025	1,952	$—	5,274,553	$5	(10,337)	$(500)	$515,701	$(510,152)	$5,054

	Convertible						Additional		Total
	preferred stock		Common stock		Treasury Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)/equity
Balance at December 31, 2025	1,952	$—	5,557,371	$6	(10,337)	$(500)	$520,355	$(515,865)	$3,996
Stock-based compensation	—	—	—	—	—	—	1,022	—	1,022
Cancellation of common stock	—	—	(272,821)	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	—	—	8,867	—	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs	—	—	1,578,947	1	—	—	13,888	—	13,889
Net loss	—	—	—	—	—	—	—	(6,946)	(6,946)
Balance at March 31, 2026	1,952	$—	6,872,364	$7	(10,337)	$(500)	$535,265	$(522,811)	$11,961
Stock-based compensation	—	—	—	—	—	—	830	—	830
Issuance of common stock upon vesting of RSUs	—	—	11,533	—	—	—	—	—	—
Issuance of common stock under Distribution Agreement, net of commissions and issuance costs	—	—	436,448	—	—	—	1,678	—	1,678
Net loss	—	—	—	—	—	—	—	(9,006)	(9,006)
Balance at June 30, 2026	1,952	$—	7,320,345	$7	(10,337)	$(500)	$537,773	$(531,817)	$5,463
Stock-based compensation	—	—	—	—	—	—	709	—	709
Issuance of common stock upon vesting of RSUs	—	—	28,733	—	—	—	—	—	—
Issuance of common stock under Distribution Agreement, net of commissions and issuance costs	—	—	541,227	1	—	—	1,561	—	1,562
Net loss	—	—	—	—	—	—	—	(8,657)	(8,657)
Balance at September 30, 2026	1,952	$—	7,890,305	$8	(10,337)	$(500)	$540,043	$(540,474)	$(923)

See Accompanying Notes to these Condensed Consolidated Financial Statements

CERENOME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(24,609)	$(16,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	300
Stock-based compensation expense	2,561	827
Noncash financing expenses	1,618	3,061
Noncash interest expense	22	—
Loss on investments (Note 5)	179	—
Change in fair value of financial instruments	(490)	—
Change in fair value of derivative instruments	—	2,631
Accretion of discount on short-term investments	(18)	(19)
Operating lease right-of-use asset amortization	41	53
Gain on sale of assets	—	(16)
Increases (decreases) in cash caused by changes in operating assets and liabilities:
Grant receivable	(1,439)	571
Accounts receivable	(722)	—
Other assets	(864)	64
Accounts payable and accrued expenses	2,491	(6,308)
Change in operating lease liabilities	(41)	(54)
Other liabilities	(151)	1,045
Net cash used in operating activities	(21,044)	(14,518)
Cash flows from investing activities:
Purchases of property and equipment	(1,368)	(37)
Proceeds from sale of property and equipment	—	30
Purchase of intangible assets	—	(7)
Purchase of short-term investments	(15,085)	(11,068)
Sales of short-term investments	10,691	—
Redemption of short-term investments	4,597	11,305
Net cash (used in) provided by investing activities	(1,165)	223
Cash flows from financing activities:
Proceeds from convertible note and royalty obligation	3,000	—
Payments for convertible note and royalty obligation transaction costs	(180)	—
Proceeds from credit facility	1,000	—
Repayment of credit facility	(1,772)	(3,292)
Proceeds from issuance of notes payable and warrants	—	3,738
Repayment of notes payable	—	(3,703)
Proceeds from sale of common stock, pre-funded warrants and warrants	—	15,927
Payment of financing costs	—	(2,250)
Proceeds from sale of common stock under Lincoln Park Purchase Agreement	—	19,612
Payment to investors pursuant to Letter Agreement	(4,502)	(2,293)
Proceeds from underwritten public offering	15,000	—
Offering costs for sale of common stock	(1,362)	(231)
Proceeds from Distribution Agreement	3,337	—
Payments for commissions and offering costs from Distribution Agreement	(191)	—
Net cash provided by financing activities	14,330	27,508
Net change in cash, restricted cash and cash equivalents	(7,879)	13,213
Cash, restricted cash and cash equivalents at beginning of period	8,758	76
Cash, restricted cash and cash equivalents at end of period	$879	$13,289

Supplemental disclosure of cash flows information:
Cash paid for interest	$—	$539
Supplemental schedule of non-cash investing and financing activities:
Unpaid liability to investors pursuant to Letter Agreement (Note 13)	$—	$6,391
Exchange of warrants for notes payable	$—	$3,694
Redemption of notes by issuance of common stock, pre-funded warrants and warrants	$—	$3,512
Unpaid offering cost	$51	$252

See Accompanying Notes to these Condensed Consolidated Financial Statements

CERENOME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(UNAUDITED)

1. Organization and Basis of Presentation

Description of Business

Cerenome is a U.S. pharmaceutical and diagnostics company developing targeted radiotherapeutics and advanced diagnostic platform technologies for central nervous system (“CNS”) cancers. Our therapeutic and diagnostic programs are designed to improve the detection, characterization, and treatment of aggressive CNS malignancies, including primary brain tumors and metastatic disease involving the CNS.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at December 31, 2025, but does not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Amendments to Certificate of Incorporation and Reverse Stock Split

At the Annual Meeting of Stockholders of the Company held on August 7, 2025 (the “Annual Meeting”), the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to implement a reverse stock split of the Company’s common stock, par value $0.001 per share, at 1-for-25, without any change to its par value (the “Reverse Stock Split”). Thereafter, on April 1, 2026, the Company filed a certificate of amendment to its Charter (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware, to implement the Reverse Stock Split. The Reverse Stock Split became effective as of 12:01 a.m. (Eastern time) on April 2, 2026, and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of business on April 2, 2026.

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

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC and have not materially changed during the nine months ended September 30, 2026 except for the Diagnostic Test Revenue Recognition, Diagnostics Accounts Receivable and Allowance for Credit Losses, Inventory, and Cost of Revenue policies, as outlined below. The Company believes that the disclosures provided here are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 12, 2026.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions affecting the financial statements and the accompanying notes. The Company’s most significant estimates and critical accounting policies involve recognizing diagnostic test revenue, including related variable consideration and implicit price concessions, estimating the fair value of its financial instruments and derivative instruments including the Initial Note and Royalty Agreement (Note 6), reviewing assets for impairment and determining the assumptions used in measuring stock-based compensation expense.

Diagnostic Test Revenue Recognition

The Company recognizes diagnostic test revenue in accordance with ASC 606, Revenue from Contracts with Customers, when it delivers a completed test report to the ordering healthcare provider. This is the Company's single performance obligation and the point at which control of the service transfers. The customer is generally the patient. Third-party payers, including Medicare and commercial insurers, pay on the patient's behalf. A contract exists when a provider orders a test and the Company accepts the specimen, whether or not the Company has an agreement with, or coverage from, the patient's payer. When assessing whether it is probable that it will collect the consideration it is entitled to, the Company uses the amount it expects to receive.

The transaction price is variable. It reflects estimated contractual adjustments, denials and implicit price concessions, including for patient-responsibility amounts, and these are recorded as reductions of revenue. The Company estimates the transaction price by payer category and test type. The estimate draws on historical reimbursement and collection experience, payer mix, denial and appeal trends, coverage determinations and contracted rates. The estimate also draws on peer and industry information when available. The Company constrains its estimates so that a significant reversal of revenue is not probable. For tests without established coverage, this may result in little or no revenue at the time the report is delivered. Later changes in estimates are recognized in revenue in the period they occur.

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

Diagnostics Accounts Receivable and Allowance for Credit Losses

Accounts receivable represents an unconditional right to consideration and arises from CNSide diagnostic testing services performed for patients covered by government and commercial payers. Accounts receivable are recorded at the transaction price determined under ASC 606, which reflects the amount of consideration the Company expects to be entitled to after estimated contractual adjustments, implicit price concessions, and constrained amounts, and are presented net of an allowance for expected credit losses in accordance with ASC 326.

Amounts not expected to be reimbursed by payers and not pursued from patients as a matter of customary business practice are treated as implicit price concessions and reduce revenue at the time of revenue recognition rather than being recorded as bad debt expense. By contrast, the allowance for credit losses relates to amounts that were included in the transaction price and recorded in accounts receivable but may not ultimately be collected due to payer nonpayment risk or other credit-related factors.

The Company estimates lifetime expected credit losses on accounts receivable using a segmented approach, primarily by payer class and, when relevant, by aging status. For each segment, management develops an expected loss rate based on historical collection and write-off experience and adjusts for current conditions and reasonable and supportable forecasts, including changes in payer mix, coverage policies, and denial trends. The allowance is recalculated at least quarterly, and changes in expected credit losses are recognized as bad debt expense.

The Company monitors receivables for collection experience by payer and aging category and writes off balances against the allowance when collection is deemed remote and collection efforts are exhausted or no longer cost-effective.

Warrants

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement in accordance with applicable accounting guidance provided in ASC Topic 815 - Derivatives and Hedging. Equity-classified instruments are recorded in additional paid-in capital at issuance and are not subject to remeasurement. Liability-classified warrants are recorded at fair value at each reporting period with any change in fair value recognized as a component of change in fair value of derivative instruments in the consolidated statements of operations. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

Available-for-Sale Securities

The Company’s available-for-sale securities generally consist of U.S. government and agency securities and bonds. Securities with maturities from the date of purchase of less than three months are included in cash equivalents. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) and as a separate component of stockholders’ equity. Realized gains and losses are calculated on the specific identification method and recorded in other income (expense) as a gain or loss on investment. At each balance sheet date, the Company assesses available-for-sale securities in an unrealized loss position to determine whether the decline in fair value below amortized cost is a result of credit losses or other factors, whether the Company expects to recover the amortized cost of the security, the Company’s intent to sell and if it is more likely than not that the Company will be required to sell the securities before the recovery of amortized cost. The Company records changes in allowance for expected credit loss in other income (expense). There has been no allowance for expected credit losses recorded during any of the periods presented.

Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Accretion of discounts are recorded in interest income in the condensed consolidated statements of operations.

Inventory

Inventory consists primarily of raw materials and laboratory supplies used in the Company's CLIA laboratory testing services and in the manufacture of diagnostic components and kits; work in process and finished goods are not material. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Cost includes purchased materials and inbound freight. The Company regularly evaluates inventory for expired, obsolete, slow-moving, and excess quantities, and writes down such inventory to net realizable value, establishing a new cost basis. Inventory write-downs were not material for the periods presented.

Cost of Revenue

Cost of revenue includes material, labor, which primarily includes personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, clinical diagnostic test costs, and certain allocated overhead expenses. Costs associated with performing the diagnostic tests are recorded as the tests are processed.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that permits an entity, when estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted ASU 2025-05 prospectively on January 1, 2026 and elected the practical expedient. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

3. Liquidity and Going Concern

The Company has had, and will continue to have, an ongoing need to raise additional cash from outside sources to fund its future clinical development programs, continue the growth and expansion of the platform for the CNSide Test, and fund other operations. There can be no assurance that the Company will be able to continue to raise additional capital in the future. The Company’s inability to raise additional cash would have a material and adverse impact on its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As disclosed in more detail in Note 13 Stockholders' Equity, the Company has entered into various financing agreements to raise capital. The Company continues to seek additional capital from financing alternatives and other sources in order to ensure adequate funding is available to allow the Company to continue research and development activities. If sufficient capital is not raised, the Company will at a minimum need to significantly reduce or curtail its research and development and other operations, and this would have a material adverse impact on its operations.

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

Nasdaq Listing Compliance

The Company was subject to monitoring with respect to Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”) through August 22, 2026, at which point the monitoring period concluded. Based on the Company’s stockholders’ equity as of September 30, 2026 and the applicable Nasdaq continued listing requirements, the Company expects to receive a notice from Nasdaq indicating that it does not comply with the Minimum Stockholders’ Equity Requirement.

For more information relating to the Company’s compliance with applicable Nasdaq continued listing requirements, see the risk factor under the heading “If we fail to comply with the applicable continued listing requirements of The Nasdaq Stock Market LLC, our common stock may be delisted, and the price of our common stock and our ability to access the capital markets could be negatively impacted.” in Item 1A of this Quarterly Report.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	Fair Value Measurements as of
	September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Investments
Treasury bills	$1,691	$1,691	$—	$—
Government bonds	2,301	2,301	—	—
Total Investments	$3,992	$3,992	$—	$—

Liabilities
Convertible note	$3,851	$—	$—	$3,851
Royalty obligation	97	—	—	97
Total Liabilities	$3,948	$—	$—	$3,948

	Fair Value Measurements as of
	December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Cash equivalents
Money market	$1,513	$1,513	$—	$—
Treasury bills	6,983	6,983	—	—
Total cash equivalents	$8,496	$8,496	$—	$—

Investments
Treasury bills	$2,853	$2,853	$—	$—
Government agency bonds	1,503	1,503	—	—
Total Investments	$4,356	$4,356	$—	$—

Financial instruments recorded at fair value

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

The Company did not adjust or override any fair value measurements as of September 30, 2026 or December 31, 2025. The Company does not have any investments classified as Level 3 and no investment transferred between classification levels during the nine months ended September 30, 2026.

Liabilities recorded at fair value

Convertible Note and Royalty Obligation

As detailed in Note 6 Senior Secured Convertible Note and Royalty Obligation, the Company elected to account for convertible notes at fair value as of the issuance date. The convertible notes and royalty obligation were valued using the binomial lattice model with level 3 inputs. See further details regarding the key inputs in Note 6 Senior Secured Convertible Note and Royalty Obligation.

Funding Notes and Exchange Notes

As detailed in Note 13 Stockholders' Equity, the Company elected to account for convertible notes (consisting of funding notes and exchange notes) issued on February 13, 2025 at fair value as of the issuance date and immediately before their settlement date of March 4, 2025. The convertible notes were valued using the binomial lattice model with the following key level 3 inputs:

Funding Notes and Exchange Notes	At issuance	At settlement
Interest rate	4.18% - 4.28%	3.99%
Remaining term (years)	1.0	0.94
Volatility	77.5%	119.2%
Fair value of common stock	$30.00	$7.50

The following table provides a roll forward of the fair value of the convertible notes during the nine months ended September 30, 2025 (in thousands):

	Funding Notes	Exchange Notes
Beginning balance as of January 1, 2025	$—	$—
Issuance	3,968	3,763
Change in fair value	(265)	(251)
Settlement	(3,703)	(3,512)
Ending balance as of September 30, 2025	$—	$—

Warrants

As detailed in Note 13 Stockholders' Equity, the Company issued March 2025 Series A and March 2025 Series B common stock warrants in connection with the March 2025 Private Placement. The March 2025 Series A and March 2025 Series B common stock warrants were accounted for as liabilities at fair value at their issuance date, and immediately prior to their extinguishment and modification, respectively, on June 17, 2025. The March 2025 Series A and March 2025 Series B common stock warrants were valued using the Monte Carlo simulation, with the following key level 3 inputs:

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

Investor Liability Pursuant to Letter Agreement and Support Letters

The repayment obligation owed to certain March 2025 Private Placement Purchasers pursuant to the amended Letter Agreement and Support Letters was accounted for at fair value as a financial liability in accordance with ASC 480. The Company measured the fair value of the repayment obligation using Level 3 inputs. As of December 31, 2025, the Company had a liability of approximately $4.5 million on its consolidated balance sheet related to this repayment obligation. During the nine months ended September 30, 2026, the Company paid the March 2025 Private Placement Purchasers $4.5 million to fully satisfy the investor liability owed under the modified Letter Agreement, and 272,821 shares were returned and cancelled under the terms of the Letter Agreement. Due to the $4.5 million payoff, there is no longer a requirement to retain sufficient funds in an interest bearing account to cover such repayment obligations, and as such, the restriction lapsed on the $4.5 million of restricted cash and cash equivalents. Refer to Note 13 Stockholders’ Equity for further details.

Nonfinancial Assets and Liabilities

The Company applies fair value techniques on a non-recurring basis, if and when necessary, associated with: (1) valuing potential impairment losses related to goodwill and intangible assets which are accounted for pursuant to the authoritative guidance for intangibles—goodwill and other; and (2) valuing potential impairment losses related to long-lived assets which are accounted for pursuant to the authoritative guidance for property, plant and equipment. There was no impairment related to long lived assets, intangible assets, or goodwill during the nine months ended September 30, 2026 and 2025.

5. Short-Term Investments

The Company classified short-term investments as available-for-sale securities, as the sale of such investments may be required prior to maturity to facilitate the execution of management strategies. Other than the write-down described below, unrealized gains and losses on the Company's available-for-sale securities were immaterial for the three and nine months ended September 30, 2026 and 2025. Accordingly, the Company has not presented a separate statement of comprehensive loss, and there was no accumulated other comprehensive income (loss) as of September 30, 2026 or December 31, 2025.

As of September 30, 2026, the Company held certain government bonds whose fair values were less than their cost basis. Management intended to sell these government bonds before maturity to fund operating and liquidity needs. Accordingly, the Company wrote down the amortized cost basis of these securities to fair value. The Company recognized a loss of approximately $0.2 million during the three and nine months ended September 30, 2026, recognized in “Other expense” as a loss on investments in the condensed consolidated statement of operations.

The Company classified all investments with maturities longer than three months from the date of purchase as short-term investments in the condensed consolidated balance sheets, reflecting its intent and ability to use these assets to meet the liquidity requirements of current operations. The following table summarizes contractual maturities of available-for-sale securities as of September 30, 2026 (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,690	$1,691
Due after one year through five years	—	—
Due after five years	2,301	2,301
Total Investments	$3,991	$3,992

6. Senior Secured Convertible Note and Royalty Obligation

Securities Purchase Agreement

On September 4, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 3i, LP (the “Investor”), providing for the issuance of senior secured convertible notes (the “Notes”) in an aggregate original principal amount of up to $21.3 million for aggregate cash purchase prices of up to $20.0 million. The Notes are issuable in three stages: (i) a note in the original principal amount of $3.2 million for a purchase price of $3.0 million (the “Initial Note”), which was issued on September 10, 2026 (the “Initial Closing”); (ii) notes in the original principal amount of $2.1 million for a purchase price of $2.0 million, issuable after a resale registration statement covering the underlying shares is declared effective and other closing conditions are satisfied; and (iii) additional notes in an aggregate original principal amount of up to $16.0 million for aggregate purchase prices of up to $15.0 million, issuable at optional or mandatory additional closings during the 18 months following the Initial Closing, subject to closing conditions. The second and additional notes are conditional commitments and are not recognized until issued. As of September 30, 2026, only the Initial Note had been issued.

As partial consideration for the Investor’s purchase of the Notes, the Company’s subsidiary, CNSide Diagnostics, LLC (“CNSide”), entered into a royalty agreement with the Investor (the “Royalty Agreement”), described below. The Purchase Agreement prohibits the Company from using the proceeds of the Initial Note or the second notes to repay indebtedness, redeem or repurchase securities, or settle litigation. The Purchase Agreement also prohibits the Company from entering into variable rate transactions, other than sales under its existing at-the-market offering program, until the later of the expiration of the additional closing period and the date no Notes remain outstanding, and grants the Investor a right to participate in the Company’s subsequent financings through the first anniversary of the Initial Closing.

Initial Note Terms

The Initial Note was issued at a 6% original issue discount, bears interest at 8% per annum, computed on the basis of a 360-day year of twelve 30-day months (increasing to the lesser of 18% and the maximum rate permitted by law during an event of default), and matures on September 10, 2027, subject to extension at the Investor’s option in specified circumstances. The Company is required to repay the Initial Note in four quarterly installments of $0.8 million of principal each, on December 10, 2026, March 1, 2027, June 1, 2027 and September 1, 2027. Each installment is payable in cash at 105% of the sum of the installment principal, accrued and unpaid interest, and a make-whole amount equal to the additional interest that would accrue on that principal through the maturity date (the “Make-Whole Amount”). If the Company fails to pay an installment in cash when due, the Investor may convert the unpaid installment into shares of common stock at 93% of the lowest daily volume-weighted average price (“VWAP”) of the common stock during the ten trading days preceding conversion.

The Investor may convert all or any portion of the Initial Note at any time into shares of common stock at a conversion price of $2.74 per share. The amount convertible includes principal, accrued and unpaid interest, the Make-Whole Amount and any late charges. The conversion price is subject to adjustment for stock splits, stock dividends and similar events, and to reduction if the Company issues common stock or common stock equivalents at a price below the then-current conversion price, other than in excluded issuances. During an event of default, the Investor may convert at an alternate conversion price equal to the lowest of the then-current conversion price, 85% of the prior trading day’s VWAP, and a ten-trading-day VWAP-based formula, subject to a floor price of $0.50 per share; if the floor price applies, the Company must pay the Investor the resulting shortfall in cash.

Conversions are limited so that the Investor and its affiliates may not beneficially own more than 4.99% of the outstanding common stock, a limit the Investor may change to any percentage up to 9.99%. In addition, until stockholder approval is obtained, the Company may not issue shares under the Purchase Agreement and the Notes in excess of 19.99% of the shares of common stock outstanding immediately before the applicable closing.

The Company may redeem all or any portion of the Initial Note in cash at 105% of the greater of the amount being redeemed and its as-converted value based on the highest closing sale price of the common stock during the notice period. If the Company completes a subsequent placement of securities, including sales under its at-the-market offering program, the Investor may require the Company to redeem up to 50% of the net proceeds (35% if the aggregate outstanding conversion amount of the Notes is $4.0 million or less) at 105% of the amount redeemed; redeemed principal reduces the scheduled installments in order of their due dates, beginning with the earliest. Upon an event of default or a change of control, the Investor may require the Company to redeem the Initial Note in cash at a premium of 125% or 120%, respectively, or, if greater, an amount based on the market value of the underlying shares.

The Initial Note ranks senior to all other existing and future indebtedness of the Company and its subsidiaries and is secured by a first-priority lien on substantially all present and future assets of the Company and CNSide, including intellectual property and the equity of subsidiaries, under a security and pledge agreement. The Initial Note contains customary events of default and covenants that, among other things, restrict the Company and its subsidiaries from incurring indebtedness, granting liens, making restricted payments and investments, paying cash dividends, transferring assets, entering into transactions with affiliates and making certain issuances of securities. As of September 30, 2026, no event of default had occurred and the Company was in compliance with the covenants.

Royalty Agreement

Under the Royalty Agreement, CNSide pays the Investor a quarterly royalty equal to 2.5% of the gross cash receipts collected by the CNSide business, net only of refunds, rebates, credits, chargebacks, specified taxes and pass-through costs. The royalty for each quarter is limited to 2.5% of the aggregate unpaid balance of the Notes on the first day of the quarter and is payable within 30 days after quarter end. The royalty term began at the Initial Closing and ends when all Notes issued under the Purchase Agreement have been paid in full and terminated or cancelled; issuance of the second or additional notes would therefore extend the royalty term. The Royalty Agreement has no minimum royalty and no buyout right. The Company has unconditionally guaranteed CNSide’s payment and performance under the Royalty Agreement. No royalty was payable for the period from September 10 to September 30, 2026, because the quarterly limit was based on the unpaid balance of the Notes on July 1, 2026, before the Initial Note was issued.

The royalty obligation does not meet the definition of a derivative subject to ASC 815, Derivatives and Hedging, because payments are based on the volume of CNSide’s revenues. In addition, the Royalty Agreement is not a contract with a customer under ASC 606. The Company accounts for the royalty obligation as a financial liability.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company entered into a registration rights agreement with the Investor that requires the Company to file a registration statement for the resale of the shares issuable under the Notes within six business days after the Initial Closing, to have it declared effective within specified periods, and to maintain its effectiveness. If the Company fails to meet these requirements, it must pay the Investor registration delay payments in cash equal to 1% of the original principal amount of the Investor's Notes on the date of the failure and on each 30-day anniversary until the failure is cured, prorated for partial periods, with interest at 1% per month on late payments. The agreement does not limit the maximum amount of registration delay payments.

As of September 30, 2026, the registration statement had not been filed. In November 2026, the Investor confirmed that the Company is not in default under the Registration Rights Agreement for not having filed the registration statement, and agreed to give the Company five business days' written notice when it requires a filing (see Note 16, Subsequent Events). Accordingly, the Company concluded that registration delay payments were not probable, and no liability was recognized under ASC 825-20, Registration Payment Arrangements.

Accounting Policy and Fair Value Option Election

The Company elected the fair value option under ASC 825-10, Financial Instruments, for the Initial Note in its entirety and for the royalty obligation, effective upon their initial recognition on September 10, 2026. The Company elected the fair value option for the Initial Note because it contains embedded conversion, redemption and event-of-default features that would otherwise require bifurcation and separate accounting as derivatives, and for the royalty obligation so that it is measured on the same basis as the Notes to which its term and quarterly limit are linked. As a result, no embedded features of the Initial Note are bifurcated, and no debt discount or deferred issuance costs are recorded.

Under the fair value option, the Initial Note and the royalty obligation are remeasured at fair value at each reporting date, with changes in fair value recognized in change in fair value of financial instruments in the condensed consolidated statements of operations, except that the portion of the change in fair value attributable to instrument-specific credit risk is recognized in other comprehensive income. Contractual interest on the Initial Note is accrued at the stated rate, recognized in interest expense and presented in accrued expenses; it is excluded from the fair value of the Initial Note and from the change in fair value. Transaction costs related to instruments for which the fair value option is elected are expensed as incurred. Upon conversion, redemption or repayment, the Initial Note is remeasured to fair value immediately before settlement, and any difference between that fair value and the consideration transferred is recognized in earnings.

Initial Recognition

At the Initial Closing, the Company received net cash of $2.8 million, consisting of the $3.0 million purchase price, less $0.2 million of the Investor’s legal and due-diligence fees withheld from the proceeds. The $0.2 million of transaction costs were expensed as a financing expense.

The Company entered into the transaction due to immediate funding requirements and concluded that the $3.0 million transaction price was less than the aggregate of the fair value of the instruments issued. No other rights or privileges requiring separate recognition as an asset were identified. Accordingly, the Company recorded the Initial Note and the royalty obligation at their fair values on September 10, 2026, and recognized the excess of their aggregate fair value over the $3.0 million purchase price as financing expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026, as follows (in thousands):

September 10, 2026
Fair value of Initial Note	$4,341
Fair value of Royalty Obligation	97
Aggregate fair value of instruments issued	4,438
Less: face value of Initial Notes	(3,000)
Excess of fair value over purchase price, recognized in financing expense	$1,438

Fair Value Measurement

The Initial Note and the royalty obligation are measured at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy because their valuations rely on significant unobservable inputs.

The Initial Note is valued using a binomial lattice model. Each of the four quarterly installments, including its share of the Make-Whole Amount, is valued as a separate convertible instrument maturing on its scheduled installment date, assuming the Investor converts when the as-converted value exceeds the value of holding the instrument. In the model, the as-converted value is discounted at risk-free rates and the cash payments are discounted at the effective yield of the Company’s estimated credit rating.

The royalty obligation is valued as the present value of expected royalty payments, based on management’s forecast of CNSide cash collections, the quarterly limit and an expected royalty term ending on the final scheduled installment date of the Initial Note, discounted at the same yield.

The significant inputs used in the fair value measurements were as follows:

	September 10, 2026	September 30, 2026
Initial Note
Fair value of common stock	$2.39	$1.87
Conversion price	$2.74	$2.74
Volatility	115.8%	104.1%
Risk-free interest rate	3.92% - 4.18%	4.09% - 4.41%
Discount rate	7.52%	8.21%
Remaining term (years)	0.25 - 0.98	0.19 - 0.92
Royalty Obligation
Forecast quarterly CNSide cash collections (in millions)	$1.0 - $1.4	$1.0 - $1.4
Expected end of royalty term	September 1, 2027	September 1, 2027
Discount rate	7.52%	8.21%

The fair value of the Initial Note increases as the price and expected volatility of the Company’s common stock increase and decreases as the discount rate increases. The fair value of the royalty obligation increases with higher forecast collections or a longer royalty term, including if the second or additional notes are issued, subject to the quarterly limit, and decreases as the discount rate increases. Significant changes in any of these inputs could result in a significantly higher or lower fair value measurement.

The Company’s estimated credit rating was unchanged from September 10 to September 30, 2026. The Company attributes the change in the credit rating over that period to market-wide changes in yields rather than to a change in its instrument-specific credit risk. Accordingly, no portion of the change in fair value of the Initial Note or the royalty obligation was attributable to instrument-specific credit risk, and no amounts were recognized in other comprehensive income. The decrease in the fair value of the Initial Note from the issuance date to September 30, 2026 was primarily due to the decline in the price of the Company’s common stock.

The following table presents the changes in the fair value of the Level 3 liabilities for the three and nine months ended September 30, 2026 (in thousands):

	Initial Note	Royalty Obligation	Total
Beginning balance as of January 1, 2026	$—	$—	$—
Issuance on September 10, 2026	4,341	97	4,438
Change in fair value recognized in earnings	(490)	—	(490)
Ending balance as of September 30, 2026	$3,851	$97	$3,948

The aggregate fair value and the aggregate unpaid principal balance of the Initial Note were as follows (in thousands):

Initial Note	September 10, 2026	September 30, 2026
Fair value	$4,341	$3,851
Unpaid principal balance	3,191	3,191

The Initial Note and the royalty obligation recognized the following amounts in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 (in thousands). No such amounts were recognized in 2025.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Excess of fair value over purchase price	$1,438	$1,438
Transaction costs	180	180
Total financing expense	1,618	1,618
Interest expense	14	14
Change in fair value of financial instruments, gain	$(490)	$(490)

At September 30, 2026, the Initial Note of $3.9 million is presented in Convertible note and the royalty obligation of $0.1 million is presented in other current liabilities in the condensed consolidated balance sheet. Both are classified as current liabilities because the Initial Note is payable within one year. Accrued interest of $14,000 is presented in accrued expenses.

As of September 30, 2026, the scheduled principal payments of the Initial Note were as follows (in thousands):

Year ending December 31,	Principal
2026 (remainder of year)	$798
2027	2,393
Total	$3,191

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

	September 30, 2026	September 30, 2025
Outstanding stock options	666,497	450,914
Outstanding restricted stock units	285,128	112,954
Convertible note	1,257,960	-
Preferred stock	1,126	1,126
Outstanding warrants (Note 13)	1,817,714	116,558
Total	4,028,425	681,552

8. Revenue

Diagnostics Revenue, net

During the three months ended September 30, 2026, the Company began commercial billing for CNSide diagnostic testing services and recorded its first period of CNSide revenue and related accounts receivable. CNSide diagnostic revenue for the period reflects the Company's estimates of net reimbursement after contractual adjustments and implicit price concessions, which are applied at the time of revenue recognition and reduce gross charges to the amount the Company expects to collect. As CNSide reimbursement pathways mature and payer mix evolves, net revenue will be driven by a combination of test volume, coverage status, contracted rates, and denial trends.

In estimating the transaction price for CNSide diagnostic testing services, the Company applies an expected value approach by payer portfolio and recognizes implicit price concessions for amounts it does not expect to collect due to coverage limitations, denials, and patient-responsibility amounts that the Company does not routinely pursue. These implicit price concessions reduce gross charges to estimated net revenue at the time of recognition. Only the portion of consideration included in the transaction price is recorded in accounts receivable; amounts treated as implicit price concessions are excluded from revenue and accounts receivable from inception.

We recognized $0.7 million of diagnostics revenue, net during the three and nine months ended September 30, 2026.

CPRIT Grant

On September 19, 2022, the Company entered into that certain Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with the Cancer Prevention and Research Institute of Texas (“CPRIT”), pursuant to which CPRIT provides the Company with a CPRIT grant of up to $17.6 million (“CPRIT Grant”) over a three-year period to fund the continued development of rhenium (186Re) obisbemeda for the treatment of patients with leptomeningeal metastases. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of rhenium (186Re) obisbemeda based on specific dollar thresholds and tiered low single digit royalty rates until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of September 30, 2026, the Company had received approximately $15.9 million in milestone payments under the CPRIT contract.

The CPRIT Contract will terminate on February 28, 2027, unless terminated earlier by (a) the mutual written consent of all parties to the CPRIT Contract, (b) CPRIT for an event of default by the Company, (c) CPRIT, if the funds allocated to the CPRIT Grant become legally unavailable during the term of the CPRIT Contract and CPRIT is unable to obtain additional funds for such purposes, and (d) the Company for convenience. CPRIT may require the Company to repay some or all of the disbursed CPRIT Grant proceeds (with interest not to exceed 5% annually) in the event of the early termination of the CPRIT Contract by CPRIT for an event of default by the Company or by the Company for convenience, or if the Company relocates its principal place of business outside of the state of Texas during the CPRIT Contract term or within three years after the final payment of the grant funds.

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

The Company recognized nil and $1.4 million, and $1.4 million and $3.8 million in grant revenue from the CPRIT Contract during the three and nine months ended September 30, 2026 and 2025, respectively. The grant revenue receivable related to the CPRIT Grant recorded on the condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 was $1.8 million and $0.3 million, respectively. The remaining grant revenue receivable is subject to the Company’s satisfaction of the remaining contractual milestone, which includes submission of an investigational new drug (“IND”) application. Based on the Company’s expected timing for satisfaction of this milestone and collection from CPRIT, which is anticipated to occur more than twelve months after September 30, 2026, the Company has classified the receivable as noncurrent.

Department of Defense Award

Effective September 1, 2024, the Company entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million award for research and development purposes (“DoD Award”) over a three year period. The DoD Award will be used to support the planned expansion of the Company’s clinical trial for pediatric brain cancer. On October 4, 2024, the Company received its first payment under the DoD Award in the amount of $0.9 million, which was recorded as a deferred grant liability as of September 30, 2026 and December 31, 2025. As of September 30, 2026, no amount of grant revenue was recognized related to the DoD Award.

9. Commitments and Contingencies

Houston Lease

On October 16, 2025, the Company entered into a lease (the “Houston Lease”) with LG 1 Property Owner LP for premises located at 6420 Levit Green Boulevard, Houston, Texas 77021. On August 10, 2026, the Company entered into a First Amendment to Lease (the “Amendment”), pursuant to which the Company agreed to lease approximately 25,103 rentable square feet of additional space such that, pursuant to the Lease as amended by the Amendment, the Company will rent a total of approximately 36,473 rentable square feet in Suite 501 of the building (the “Premises”). The Amendment also increased the tenant improvement allowance to approximately $8.0 million and revised certain other terms of the Houston Lease.

The Houston Lease, as amended, provides for an initial term of 127 months and monthly base rent of approximately $188,000 during the first 12 months, subject to annual increases of approximately 3.0%, plus the Company’s share of the building’s operating expenses, taxes and utilities. The Amendment provides for the abatement of base rent during the first seven months of the lease term and a one-time right of first offer to lease certain contiguous space on the fifth floor, subject to specified terms and conditions.

The Amendment changed the anticipated lease commencement date from November 1, 2026 to November 1, 2027. Assuming commencement occurs on November 1, 2027, the first monthly base-rent payment would be due on or about June 1, 2028. As of

September 30, 2026, the Premises had not been made available for the Company’s use and the lease had not commenced. Accordingly, the Company had not recognized a right-of-use asset or lease liability related to the Premises. The Company’s aggregate undiscounted fixed base-rent payments for the Premises are approximately $26.4 million. Lease classification and measurement will be determined at the lease commencement date.

While the Premises are being constructed, the Company occupies approximately 11,370 rentable square feet of temporary space in the same building for monthly base rent of approximately $59,000, plus the Company’s share of operating expenses, taxes and utilities. The temporary-space term continues until five days after commencement of the lease for the Premises and is currently expected to end in November 2027. The Amendment extended the previously determined temporary-space term by 12 months. The Company continues to apply the short-term lease recognition exemption to the temporary space and recognizes fixed lease cost on a straight-line basis over the revised lease term and variable lease cost as incurred. Accordingly, the Company has not recognized a right-of-use asset or lease liability for the temporary space.

As of September 30, 2026 and December 31, 2025, the Company recorded accrued rent of approximately $8,000 and $159,000, respectively, representing the difference between cash payments and straight-line lease cost for the temporary space. These amounts are included in “Other liabilities” on the condensed consolidated balance sheets.

Charlottesville Lease

The Company also leases certain office space in Charlottesville, Virginia (the “Charlottesville Lease”). The Charlottesville Lease expires on March 31, 2027.

Manufacturing Agreement with SpectronRx

On November 5, 2024, the Company entered into a manufacturing services agreement with SpectronRx for drug product development and manufacturing, which includes an initial commitment fee of $0.3 million. Under this agreement, the Company owns all rights to intellectual property related to the products developed, while SpectronRx retains rights to its own technology. SpectronRx is required to negotiate a commercial supply agreement upon six months' written notice before the Company's first commercial manufacturing needs. The agreement will remain in place for five years, automatically renewing for successive one-year terms unless terminated with six months' notice. During the nine months ended September 30, 2026 the Company recognized $0.4 million in expenses related to this agreement. During the year ended December 31, 2025, the Company did not recognize any expenses related to this agreement.

Other commitments and contingencies

The Company has entered into agreements with various research organizations for preclinical and clinical development studies, which have provisions for cancellation. Under the terms of these agreements, the vendors provide a variety of services including conducting research, recruiting and enrolling patients, monitoring studies and data analysis. Payments under these agreements typically include fees for services and reimbursement of expenses. The timing of payments due under these agreements is estimated based on study progress. As of September 30, 2026, the Company did not have any clinical research study obligations.

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

10. Composition of Certain Financial Statement Captions

As of September 30, 2026 and December 31, 2025, other current assets were comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid services	$1,050	$797
Deferred costs	855	394
Prepaid insurance	150	543
Distribution Agreement proceeds receivable	144	—
Interest receivable	40	—
Total other current assets	$2,239	$1,734

11. Line of Credit Facility

The Company had a margin loan facility under a line of credit (the “Pershing Credit Facility”) with Pershing LLC (“Pershing”), an affiliate of The Bank of New York Mellon Corporation. The available credit line limit under the Pershing Credit Facility fluctuated based on the Company’s request for extensions from time to time, subject to the value of the collateralized marketable securities the Company holds with Pershing, provided that the amount available to draw under the Pershing Credit Facility cannot exceed 91.5% of the value of the collateralized marketable securities deposited with Pershing. Depending on the value of the marketable securities the Company held with Pershing, Pershing could require the Company from time-to-time to deposit additional funds or marketable securities in order to restore the level of collateral to an acceptable level. The amounts borrowed under the Pershing Credit Facility were due on demand.

Borrowings under the Pershing Credit Facility bore interest at the target interest rate set by the Federal Open Market Committee, subject to a floor of 5.5%, plus a spread of 1.75% and applicable fees of 0.5%, subject to a maximum interest rate of the then applicable Prime Rate as published in The Wall Street Journal plus 3.0%. Interest payments thereunder were calculated on a monthly basis and, unless paid, were added to the outstanding balance under the Pershing Credit Facility. The proceeds under the Pershing Credit Facility were available for working capital needs and other general corporate purposes. Volatility in the global markets could cause the interest rate to fluctuate from time to time increasing the Company’s costs, or could cause Pershing to terminate the Company’s ability to borrow funds. In addition, borrowings under the Pershing Credit Facility had the effect of limiting the Company’s use of cash and marketable securities.

As of September 30, 2026 and December 31, 2025, the outstanding balances on the line of credit facility with Pershing were nil and $0.8 million, respectively. The Pershing Credit Facility was closed in August 2026.

12. License Agreements

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

The transaction terms included an upfront payment of $0.4 million in cash and $0.3 million in the Company's voting stock. The transaction terms also included success-based milestone and royalty payments contingent on key clinical, regulatory and sales milestones, as well as the requirement to pay 15% of any non-dilutive monetary awards or grants received from external agencies to support product development of the nanoliposome encapsulated BMEDA-chelated radioisotope, which includes grants from CPRIT. As of September 30, 2026, there were no accrued payments due to NanoTx.

13. Stockholders’ Equity

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

Series B and C Preferred Stock

As of September 30, 2026, there were 938 outstanding shares of Series C Preferred Stock that can be converted into an aggregate of 1,111 shares of common stock, and 1,014 shares of Series B Convertible Preferred Stock that can be converted into an aggregate of 15 shares of common stock.

Common Stock

Equity Distribution Agreement

On June 1, 2026, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company could issue and sell, from time to time, shares of its common stock in “at-the-market” offerings, having an aggregate offering price of up to $17,350,000, depending on market demand, with

Canaccord acting as an agent for sales. During the nine months ended September 30, 2026, the Company issued 977,675 shares under the Distribution Agreement for net proceeds of approximately $3.1 million, after deducting the commissions and other issuance costs payable by the Company.

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

Exchange Notes

As disclosed below, the Company entered into the May 2024 Purchase Agreement, with the May 2024 Purchasers for the private placement of securities, including the May 2024 Series A Warrants to purchase an aggregate of up to 143,661 shares of common stock. The May 2024 Purchase Agreement included certain limitations and restrictions on the Company’s ability to issue securities and provided the May 2024 Purchasers and the other investors signatories to the May 2024 Purchase Agreement participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “Financing Restrictions”). On the February 2025 Closing Date, pursuant to the February 2025 SPEA, the Company issued to the May 2024 Purchasers secured convertible promissory notes in the aggregate amount of $3.2 million (the “Exchange Notes”) in exchange for cancellation of the May 2024 Series A Warrants held by the May 2024 Purchasers, and the May 2024 Purchasers entered into a second amendment to the May 2024 Purchase Agreement to eliminate the Financing Restrictions. The terms and conditions of the Exchange Notes were substantially identical in all material respects to the Funding Notes. The Security Agreement and Subsidiary Guarantee also applied to the obligations under the Exchange Notes. The Exchange Notes were exchanged after the closing of the March 2025 Private Placement as defined below.

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

The Company entered into the transaction due to immediate funding requirements. Under authoritative guidance, if the fair value of a warrant liability exceeds the proceeds received in an arm’s length transaction with no rights or privileges that require separate accounting recognition as an asset identified, then the warrant liability is recorded at fair value with the excess of fair value over proceeds recognized as a loss in earnings. The Exchange Notes, Funding Notes and associated warrants were recorded at fair value on the issuance date at $3.8 million, $4.0 million and $2.7 million, respectively. The excess of the fair value of the instruments issued over cash received of $3.7 million and the carrying value of the May 2024 Series A Warrants exchanged of $3.7 million, in the amount of $3.1 million was recorded as a financing expense in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

Changes in the fair value of Exchange Notes, Funding Notes and February 2025 Warrants between issuance date and settlement date, in the amount of a gain of $0.3 million, a gain of $0.3 million and a gain of $2.2 million, respectively, were recorded as change in the fair value of derivative instruments in the condensed consolidated statement of operations for the nine months ended September 30, 2025.

March 2025 Private Placement

On March 4, 2025, the Company entered into a securities purchase agreement (the “March 2025 SPA”) with accredited investors, including certain existing stockholders of the Company (collectively, the “March 2025 Private Placement Purchasers”) for a private placement of securities (the “March 2025 Private Placement”). The March 2025 SPA, provided for the sale and issuance by the Company of an aggregate of 1,121,685 shares (the “March 2025 Private Placement Shares”) of the Company’s common stock, or, at the election of each March 2025 Private Placement Purchaser, pre-funded warrants to purchase Common Stock (the “March 2025 Pre-Funded Warrants”), exercisable immediately at an exercise price of $0.025 per share (the “March 2025 Pre-Funded Warrant Shares”), with each March 2025 Private Placement Share or March 2025 Pre-Funded Warrant accompanied by (i) a Series A common warrant (the “March 2025 Series A Warrants”) to purchase one share of common stock (the “March 2025 Series A Warrant Shares”), and (ii) one Series B common warrant (the “March 2025 Series B Warrants”) to purchase one share of common stock (see below for additional details on the Series B Warrants cashless exercise provisions) (the “March 2025 Series B Warrant Shares,” and together with the March 2025 Series A Warrant Shares, the “March 2025 Common Warrant Shares”). The March 2025 Private Placement Shares, March 2025 Pre-Funded Warrants, March 2025 Pre-Funded Warrant Shares, March 2025 Series A Warrants, March 2025 Series B Warrants, and the March 2025 Common Warrant Shares are collectively referred to herein as the “March 2025 Securities.” Pursuant to the March 2025 SPA, the Company issued to the March 2025 Private Placement Purchasers 162,789 March 2025 Private Placement Shares, 958,896 March 2025 Pre-Funded Warrants, 1,121,685 March 2025 Series A Warrants and 1,121,685 March 2025 Series B Warrants. As of December 31, 2025, all March 2025 Pre-Funded Warrants, March 2025 Series A Warrants and March 2025 Series B Warrants were settled as a result of cancellation, exchanges or exercises.

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

In connection with the March 2025 Private Placement, the Company issued 123,090 shares of common stock, 786,000 shares of March 2025 Pre-Funded Warrants in lieu thereof, and accompanying 909,090 March 2025 Series A Warrants and 909,090 March 2025 Series B Warrants in consideration of new capital subscriptions. In addition, the Company issued 39,699 shares of common stock, 172,896 March 2025 Pre-Funded Warrants in lieu thereof, and accompanying 212,595 March 2025 Series A Warrants and 212,595 March 2025 Series B Warrants, were issued in exchange for the cancelation of approximately $3.2 million in aggregate principal amount of the Exchange Notes.

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

During the nine months ended September 30, 2026, the Company paid the March 2025 Private Placement Purchasers $4.5 million to fully satisfy the investor liability owed under the modified Letter Agreement, and 272,821 shares were returned and cancelled under the terms of the Letter Agreement. Due to the $4.5 million payoff, there is no longer a requirement to retain sufficient funds in an interest bearing account to cover such repayment obligations, and as such, the restriction lapsed on the $4.5 million of restricted cash and cash equivalents.

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

As of the quarter ended September 30, 2026, all outstanding warrants from the March 2025 Private Placement have been exercised, and all March 2025 Private Placement Purchasers have received repayments or resold their securities.

Lincoln Park Purchase Agreement

On June 17, 2025, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park committed to purchase up to $50.0 million of shares of the Company’s common stock, $0.001 par value per share. Such sales of common stock by the Company are subject to certain limitations and conditions set forth in the Lincoln Park Purchase Agreement including, but not limited to, the filing and effectiveness of a registration statement (a "Lincoln Park Registration Statement"). As of September 30, 2026, the Lincoln Park Registration Statements registered for resale up to an aggregate of 2,000,000 shares issuable under the Lincoln Park Purchase Agreement.

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

There were no shares issued under the Lincoln Park Purchase Agreement during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company issued 1,783,019 shares for gross proceeds of approximately $19.6 million and incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement.

Under the terms of the Purchase Agreement with 3i, LP, the Company is prohibited from effecting variable rate transactions, which include sales under the Lincoln Park Purchase Agreement, until the later of the expiration of the additional closing period and the date no Notes remain outstanding. In addition, Regular Purchases may not be made if the closing price of the Company's common stock is below $2.50, and approximately 217,000 shares remain registered for resale.

January 2026 Public Offering

On January 13, 2026, the Company completed an underwritten public offering pursuant to which the Company (a) sold an aggregate of (i) 1,578,947 shares of common stock, par value $0.001 per share, of the Company and (ii) warrants to purchase 1,578,947 shares of common stock (the “January 2026 Warrants”), at a combined public offering price of $9.50 per share and January 2026 Warrant, and (b) granted the underwriter a 30-day option to purchase up to an additional 236,837 shares of common stock, additional January 2026 Warrants to purchase up to 236,837 shares of common stock or any combination thereof, at the public offering price, in each case less underwriting discounts and commissions. Each January 2026 Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $9.50 per share and expires five (5) years from the date of issuance. On January 14, 2026, the underwriter exercised its over-allotment option with respect to additional January 2026 Warrants to purchase 236,837 shares of common stock. Net proceeds from the underwritten public offering were approximately $13.9 million after deducting the underwriting discounts and commissions and other offering expenses payable by the Company.

Outstanding Warrants

As of September 30, 2026, the Company had the following warrants outstanding:

September 30, 2026
May 2024 Series A Warrants	1,930
January 2026 Warrants	1,815,784
Total	1,817,714

One share of common stock is issuable for each warrant upon exercise.

14. Stock-Based Compensation

Under the Company’s 2015 New Employee Incentive Plan (the “2015 Plan”), awards may only be granted to employees who were not previously an employee or director of the Company, or following a bona fide period of non-employment, as a material inducement to entering into employment with the Company. As of September 30, 2026, there were 46,640 shares of common stock remaining and available for future issuances under the 2015 Plan.

The Company’s 2020 Stock Incentive Plan (the “2020 Plan”), which replaced the Company’s 2014 Equity Incentive Plan, provides for the award or sale of shares of common stock (including restricted stock), the award of stock units and stock appreciation rights, and the grant of both incentive stock options to purchase common stock to directors, officers, employees and consultants of the Company. The 2020 Plan, provides for the issuance of up to 1,592,133 shares of common stock, plus the number of shares available for issuance is increased to the extent that awards granted under the 2020 Plan and the Company’s 2014 Equity Incentive Plan are forfeited or expired (except as otherwise provided in the 2020 Plan). As of September 30, 2026, there were 642,229 shares remaining and available for future issuances under the 2020 Plan.

Generally, options issued under the 2020 Plan are subject to a two-year or four-year vesting schedule with 25% of the options vesting on the one year anniversary of the grant date followed by equal monthly installment vesting, and have a contractual term of 10 years.

A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	465,837	$21.44	9.52	$—
Granted	235,639	$6.67	—	$—
Cancelled/forfeited/expired	(34,979)	$18.55	—	$—
Outstanding as of September 30, 2026	666,497	$16.35	9.02	$—
Vested and expected to vest at September 30, 2026	666,497	$16.35	9.02	$—
Exercisable at September 30, 2026	197,491	$27.17	8.81	$—

As of September 30, 2026, the total compensation cost related to non-vested stock options not yet recognized for all the Company’s plans is approximately $5.0 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.90 years.

Generally, restricted stock units represent the right to receive a certain number of shares of common stock subject to certain vesting conditions and other restrictions. The fair value of restricted stock units is determined by the closing market price on the grant date.

A summary of restricted stock unit activity for the nine months ended September 30, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	105,496	$14.45
Granted	242,925	$6.94
Vested	(59,502)	$10.31
Cancelled/forfeited	(3,791)	$12.37
Unvested as of September 30, 2026	285,128	$8.94

Restricted stock units granted during the nine months ended September 30, 2026 generally vest over a 36-month period upon satisfaction of service conditions. As of September 30, 2026, the total compensation cost related to non-vested restricted stock units not yet recognized for all the Company’s plans is approximately $2.2 million, which is expected to be recognized as a result of vesting under service conditions over a weighted average period of 2.07 years.

15. Segment Information

Starting in the three months ended September 30, 2026, the Company operates in two reportable segments, Diagnostics and Therapeutics, consistent with the financial information regularly provided to its Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”). The CODM uses segment financial information to make operating decisions, allocate resources and evaluate performance, including by comparing actual results with budgets and forecasts to assess variances, identify trends and guide strategic planning.

In addition to the significant expense categories presented in the condensed consolidated statements of operations, the tables below disaggregate significant segment expenses into: (1) research and development, professional services, and consulting; (2) personnel-related expenses, including salaries, benefits, taxes and stock-based compensation; and (3) other segment items. Intersegment amounts are not significant and are eliminated in arriving at consolidated totals.

The tables below reconcile segment revenue to segment operating loss and present significant segment expenses regularly provided to the CODM for the three and nine month periods ended September 30, 2026 and 2025. Prior period segment information has been recast to conform to the current presentation.

(in thousands)	Diagnostics	Therapeutics	Total
Three-Months Ended September 30, 2026
Revenue, net	$722	$—	$722
Cost of revenue	912	-	912
Less significant segment expenses:
Research and development, professional services and consulting	101	1,203	1,304
Personnel costs (including stock-based compensation)	798	655	1,453
Other segment items(1)	673	212	885
Segment operating loss	(1,762)	(2,070)	(3,832)
Unallocated corporate operating expenses(2)			(3,623)
Other income (expense), net			(1,202)
Consolidated net loss			$(8,657)

(in thousands)	Diagnostics	Therapeutics	Total
Three-Months Ended September 30, 2025
Revenue, net	$—	$1,397	$1,397
Cost of revenue	-	-	-
Less significant segment expenses:
Research and development, professional services and consulting	700	1,141	1,841
Personnel costs (including stock-based compensation)	488	342	830
Other segment items(1)	191	113	304
Segment operating loss	(1,379)	(199)	(1,578)
Unallocated corporate operating expenses(2)			(2,904)
Other income (expense), net			59
Consolidated net loss			$(4,423)

(in thousands)	Diagnostics	Therapeutics	Total
Nine-Months Ended September 30, 2026
Revenue, net	$722	$1,439	$2,161
Cost of revenue	912	-	912
Less significant segment expenses:
Research and development, professional services and consulting	1,926	4,282	6,208
Personnel costs (including stock-based compensation)	3,231	1,527	4,758
Other segment items(1)	2,154	657	2,811
Segment operating loss	(7,501)	(5,027)	(12,528)
Unallocated corporate operating expenses(2)			(11,103)
Other income (expense), net			(978)
Consolidated net loss			$(24,609)

(in thousands)	Diagnostics	Therapeutics	Total
Nine-Months Ended September 30, 2025
Revenue, net	$—	$3,846	$3,846
Cost of revenue	-	-	-
Less significant segment expenses:
Research and development, professional services and consulting	1,314	2,208	3,522
Personnel costs (including stock-based compensation)	1,223	1,112	2,335
Other segment items(1)	299	437	736
Segment operating (loss) income	(2,836)	89	(2,747)
Unallocated corporate operating expenses(2)			(6,809)
Other income (expense), net			(7,117)
Consolidated net loss			$(16,673)
(1)
Other segment items include facilities, rent, IT, depreciation and amortization, recruiting, temporary labor, travel, insurance, and other selling, general and administrative expenses.
(2)
Unallocated corporate operating expenses consist of costs of the Company's corporate functions that are not allocated to the Diagnostics or Therapeutics segments and are not included in the segment measure of profit or loss reviewed by the CODM. Intercompany shared services charges between the corporate function and the segments are eliminated in consolidation and are excluded from both segment operating loss and unallocated corporate operating expenses.

All of the Company's long-term assets and operations are located in the United States. The following table presents identifiable assets as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Diagnostics	$3,084	$744
Therapeutics	3,193	836
Total segment assets	6,277	1,580
Unallocated corporate assets	5,923	14,745
Total consolidated assets	$12,200	$16,325

16. Subsequent Events

Registration Rights Agreement

On November 12, 2026, the Investor confirmed that the Company is not in default under the Registration Rights Agreement for not having filed a registration statement to register the resale of shares on behalf of the Investor. The Investor also agreed to give the Company five business days' written notice when it requires the Company to file such a registration statement. Accordingly, the Company has concluded that no registration delay payments are owed under the Registration Rights Agreement. Because the second closing under the Purchase Agreement is conditioned on, among other things, the effectiveness of a resale registration statement, no second closing can occur until a registration statement is filed and declared effective. As of the date of this filing of the quarterly report, the Investor had not delivered that notice, and no registration delay payments had been paid or accrued.

At-the-Market Sales and Partial Redemptions of the Senior Secured Convertible Note

From October 1, 2026 through November 12, 2026, the Company issued 1,934,812 shares of common stock under its Equity Distribution Agreement for net proceeds of approximately $3.8 million after commissions and fees. Under the terms of the Notes, the Investor may require the Company to redeem part of the Notes out of the net proceeds of equity sales, at 105% of the conversion amount redeemed. The conversion amount consists of principal, accrued interest and the make-whole amount.

Based on the ATM sales mentioned above, the Company is required to redeem approximately $1.6 million of the Notes when notified by the Investor. The Company paid the Investor $0.4 million in October 2026. These payments reduced the Notes' outstanding principal by $0.3 million, from $3.2 million at September 30, 2026 to $2.9 million, and were applied against the scheduled amortization installments beginning with the earliest. In addition, the Investor is entitled to provide notice to the Company to redeem an additional $1.2 million as a result of the ATM sales that took place subsequent to September 30, 2026. These redemptions will be reflected in the fourth quarter of 2026 and reduce the unpaid Notes balance that caps quarterly royalty payments under the Royalty Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited financial information and the notes thereto included herein, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed on March 12, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the caption “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report, as well as under “Part I – Item 1A - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in other subsequent filings with the Securities and Exchange Commission, and elsewhere in this Quarterly Report. These statements, like all statements in this Quarterly Report, speak only as of the date of this Quarterly Report (unless another date is indicated), and the Company undertakes no obligation to update or revise these statements in light of future developments.

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

Overview

Cerenome is a U.S. pharmaceutical and diagnostics company developing targeted radiotherapeutics and advanced diagnostic platform technologies for central nervous system (“CNS”) cancers. Our therapeutic and diagnostic programs are designed to improve the detection, characterization, and treatment of aggressive CNS malignancies, including primary brain tumors and metastatic disease involving the CNS. There are over 1.3 million U.S. patients living with or at risk of a primary brain or metastatic brain tumor today and it is estimated that up to 30% of adult cancer patients will develop CNS metastases.

Our therapeutic platform focuses on novel radioactive drug formulations and medical devices designed to deliver safe and effective doses of radiation directly to tumors. To achieve this, we have developed innovative approaches to drug formulation, including encapsulating radionuclides such as rhenium isotopes with nanoliposomes and microspheres. Our formulations are intended to achieve elevated patient-absorbed radiation doses and extend retention times such that the clearance of the isotope occurs after significant and essentially complete radiation decay, which will contribute and provide less normal tissue/organ exposure and improved safety margins.

Traditional approaches to radiation therapy for cancer, such as external beam radiation, have many disadvantages including prolonged treatment regimens lasting four to six weeks, collateral damage to healthy and developing cells and tissue, and limitations on the total radiation dose that can be safely delivered, which may be insufficient to fully eradicate tumors.

Our targeted radiotherapeutic platform and unique investigational drugs have the potential to overcome these limitations by directing higher, more potent radiation doses to tumors while minimizing exposure to surrounding healthy tissues, potentially in a single treatment. By minimizing radiation exposure to healthy tissues while simultaneously maximizing locoregional delivery and, thereby, efficacy, we hope to reduce the radiation toxicity for patients, improving their quality of life and life expectancy. Our radiotherapeutic platform, combined with advances in surgery, nuclear medicine, interventional radiology, radiation oncology, and existing oncolytic therapies provides opportunities to target a broad variety of cancer types.

Our lead radiotherapeutic candidate, REYOBIQ™ (rhenium (186Re) obisbemeda), is designed specifically for CNS cancers, including recurrent glioblastoma (“GBM”), leptomeningeal metastases (“LM”), and pediatric brain cancers (“PBC”) by direct localized delivery utilizing approved standard-of-care tissue access such as with convection-enhanced delivery (“CED”) and intraventricular brain (Ommaya reservoir) catheters. The goal of REYOBIQ™ is to treat both tumor and infiltrative margin with at least 100 Gy radiation. Our acquired radiotherapeutic candidate, Rhenium-188 NanoLiposome Biodegradable Alginate Microsphere (“188RNL-BAM”) is designed to treat many solid organ cancers including primary and secondary liver cancers by intra-arterial injection.

On April 26, 2024, we acquired all of the right, title and interest in a cerebrospinal fluid cancer diagnostic portfolio known as the “CNSide® Platform” from Biocept, Inc. (“Biocept”). In connection with this acquisition, we formed CNSide Diagnostics, LLC (“CNSide Diagnostics”), a wholly owned subsidiary of the Company, to develop and commercialize diagnostic solutions for CNS cancers. Biocept invested approximately $300 million in the core tech for the CNSide Platform prior to our acquisition.

The CNSide Platform is a proprietary CSF-based assay platform designed to detect, enumerate, and characterize tumor cells present in the CSF of patients with suspected or confirmed CNS malignancies, including leptomeningeal metastases. The platform integrates standardized CSF sample collection, specialized preservation and processing methods, and advanced cellular and molecular analysis techniques to identify rare tumor cells that may not be detectable using conventional diagnostic approaches such as CSF cytology or imaging studies.

The CNSide Cerebrospinal Fluid Tumor Cell Enumeration test (the “CNSide®Test”) is a laboratory developed test (“LDT”) intended to provide clinicians with quantitative and clinically actionable information regarding the presence and burden of tumor cells in the CSF. The CNSide Test is intended to support disease detection, treatment monitoring, and inform clinical decision-making in patients with suspected or confirmed leptomeningeal metastases, and continues to be utilized in the ReSPECT-LM clinical trial funded by the Cancer

Prevention and Research Institute of Texas (“CPRIT”). In April 2026, the American Medical Association (“AMA”) issued a dedicated Proprietary Laboratory Analyses (“PLA”) code, 0640U, for the CNSide Test, effective July 1, 2026.

We re-introduced the CNSide Test to a select number of major cancer centers in the U.S. market beginning in August 2025, following receipt of laboratory certifications, state licenses, and payer coverage. Since re-introduction, we have obtained CAP accreditation for our Houston laboratory, expanded contracted payer coverage, and, in October 2026, expanded the CNSide Platform with the launch of the CNSide CSF Molecular Profile tests. Since 2020, more than 11,000 CNSide tests have been performed at more than 120 U.S. cancer institutions, and the clinical utility of CNSide CSF tumor-cell analysis in LM has been evaluated in 12 peer-reviewed publications. We intend to further develop the CNSide Platform to support additional clinical applications.

Segments

As of July 1, 2026, our operations are organized and managed through two reportable segments: Therapeutics and Diagnostics, consistent with the financial information regularly provided to our Chief Executive Officer, who is our chief operating decision maker. For additional information on our segments, refer to Note 15, “Segment Information”.

Pipeline

Our most advanced investigational drug, REYOBIQ, is a patented radiotherapy potentially useful for patients with CNS and other cancers. We announced in March 2025 that U.S. Food and Drug Administration (“FDA”) conditionally accepted the proprietary name, REYOBIQ, to be used by us for rhenium (186Re) obisbemeda. Preclinical study data describing the use of REYOBIQ for several cancer targets have been published in peer-reviewed journals and reported at a variety of medical society peer-reviewed meetings. Besides GBM, LM and PBC, REYOBIQ has been reported to have potential applications for head and neck cancer, ovarian cancer, breast cancer and peritoneal metastases. In addition to REYOBIQ’s radiotherapeutic mechanism of action, there is emerging evidence of the drug’s ability to shift the tumor immune microenvironment toward an active, effector-dominant state. This may open the possibility of new combined therapies with REYOBIQ.

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

•	REYOBIQ can be visualized in real-time during administration, possibly giving clinicians better control of radiation dosing, distribution and retention.

•	REYOBIQ is potentially more effective in treating a bulk tumor and microscopic disease that has already invaded healthy tissue.

•

REYOBIQ is infused directly into the targeted tumor by CED catheter insertion using MRI guided software to avoid critical patient neurological structures and neural pathways and also bypasses the blood brain barrier, which delivers the therapeutic product where it is needed. Importantly, it reduces radiation exposure to healthy and/or developing cells, in contrast to EBRT, which passes through normal tissue to reach the tumor, continuing its path through the tumor, hence being less targeted and selective.

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

In September 2020, the FDA granted both Orphan Drug and Fast Track designations to REYOBIQ for the treatment of patients with GBM.

REYOBIQ is under clinical investigation in a Phase 1/2 multicenter, sequential cohort, open-label, volume and dose escalation study (“ReSPECT-GBM”) of the safety, tolerability, and distribution of REYOBIQ given by CED catheters to patients with recurrent or progressive malignant glioma after standard surgical, radiation, and/or chemotherapy treatment (NCT01906385). The Phase 1 portion of the clinical study is complete. The Phase 2 portion of the clinical study in progress and is a multicenter, single arm, prospective study utilizing a non-DLT dose obtained from the dose escalation portion of the Phase 1 clinical study. The trial is funded through Phase 2 in large part by a National Institute of Health/National Cancer Institute grant.

On January 18, 2023, we announced that the first patient was dosed in Phase 2 of the ReSPECT-GBM Phase 1/2 trial evaluating REYOBIQ™ for the treatment of recurrent GBM. Phase 2 of the trial was expected to enroll up to 34 total patients with small- to medium-sized tumors but was terminated in October 2026 with a total of 32 patients. We currently expect a data read-out in the first half of 2027.

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

We have completed both Phase 1 and Phase 2 of our ReSPECT-GBM Trial.

In December 2025, we reported results from our Phase 1 ReSPECT-GBM Trials and provided updates on Phase 2, which included:

•

Phase 1 dose-escalation study completed, with patients dosed from 1.0 mCi to 41.5 mCi, achieving a maximum absorbed tumor dose of 739.5 Gy. Dose 22.3 mCi was selected as the recommended Phase 2 dose due to its favorable safety profile.

•	Ongoing Phase 2 study has enrolled 32 of planned 34 patients as of the data cutoff; study continues to evaluate safety and efficacy at the Phase 2 recommended dose.

Safety:

•

Across all patients treated in both Phase 1 and 2, most treatment-related adverse events were Grade 1 or 2, including lymphopenia (7.9%), cognitive disorder (7.0%), and headache (7.0%), with no treatment-related deaths or study discontinuations due to serious adverse reactions (SARs).

Response:

•

Efficacy data from Phase 1 cohorts 1 to 6 showed a median overall survival of 17 months for patients receiving ≥100 Gy, compared to 6 months for those receiving <100 Gy, surpassing historical bevacizumab monotherapy outcomes.

•	SPECT/CT imaging continues to confirm high tumor-specific radiation retention, with minimal systemic exposure.

With respect to assessment of REYOBIQ efficacy for recurrent GBM using MRI and SPECT imaging biomarkers, the Company reported that Phase 1 showed promising improvements in overall survival. REYOBIQ dose positively correlates with treatment coverage ratio, time to peak, and progression free survival; negatively correlates with mean transit time and tumor volume. Based on a Wilcoxon Signed Rank test on 23 patients receiving REYOBIQ, untreated tumor volume was significantly increased relative to treated tumor volume. Overall survival negatively associated with tumor volume. As of the date of this document, 32 patients have been enrolled in the Phase 2 ReSPECT-GBM Trial.

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

The ReSPECT-LM Phase 1 clinical trial was preceded with preclinical studies in which tolerance to doses of REYOBIQ as high as 1,075 Gy were shown in animal models with LM without significant observed toxicity. Furthermore, treatment led to a marked reduction in tumor burden in both C6 and MDA-231 LM models.

Upon receiving acceptance of our Investigational New Drug application and Fast Track designation by the FDA for REYOBIQ for the treatment of LM in November 2021, we initiated the trial and began screening patients for the ReSPECT-LM Phase 1 clinical trial in the fourth quarter of 2021.

ReSPECT-LM is a multi-center, sequential cohort, open-label, dose escalation study evaluating the safety, tolerability, and efficacy of a single-dose application of REYOBIQ™ administered through intrathecal infusion to the ventricle of patients with LM after standard surgical, radiation, and/or chemotherapy treatment. The primary endpoint of the study is the incidence and severity of adverse events and dose limiting toxicities, together with determining the maximum tolerated and recommended Phase 2 dose. Full enrollment in the Phase 1 trial was achieved at the end of 2024, and we announced the trial completion on February 26, 2025. It has shown that the use of REYOBIQ can increase overall survival by 50%. Trial closeout procedures are now taking place including final data review and monitoring, and a clinical study report and manuscript will be prepared.

On September 19, 2022, we entered into a Cancer Research Grant Contract (the “CPRIT Contract”), effective as of August 31, 2022, with CPRIT, pursuant to which CPRIT provides us a grant of up to $17.6 million (the “CPRIT Grant”) over a three-year period to fund the continued development of REYOBIQ™ for the treatment of patients with LM through Phase 2 of the ReSPECT LM clinical trial. The CPRIT Grant is subject to customary CPRIT funding conditions, including, but not limited to, a matching fund requirement (one dollar from us for every two dollars awarded by CPRIT), revenue sharing obligations upon commercialization of REYOBIQ™ based on specific dollar thresholds until CPRIT receives the aggregate amount of 400% of the proceeds awarded under the CPRIT Grant, and certain reporting requirements. As of September 30, 2026, we had received approximately $15.9 million in milestone payments under the CPRIT Contract.

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

In November 2025, we had our end of phase 1 meeting with the FDA. During this meeting, there was FDA alignment with our dose optimization design for multiple doses of REYOBIQ administration. The FDA conveyed that while accelerated approval may be appropriate for this indication, there are insufficient data to support the use of CTCs as an intermediate clinical endpoint, and there was discussion of the potential to submit a comprehensive plan to pursue validation of CTCs as a potential endpoint in LM. FDA stated that a randomized trial is necessary to support a marketing application, and encouraged the study of patient reported outcomes and neurologic function as endpoints that could potentially support a marketing application, alongside an established primary endpoint like overall survival. There was alignment that CTCs could be considered for use as a key secondary endpoint. There was also discussion of a randomized controlled design approach, for a registration study, that may include an intrathecal chemotherapeutic as a comparator, and approaches to standardize other therapeutic interventions in both active and control arms. FDA also indicated that it may be reasonable to incorporate multiple histologies in a single trial. These feedback have been incorporated into an ongoing protocol amendment while the trial is actively enrolling patients for dose optimization.

In December 2025, we reported completion of the ReSPECT-LM single dose trial showed REYOBIQ was well-tolerated up to a maximum tolerated dose of 66mCi, with a recommended phase 2 dose of 44.1 mCi, and absorbed doses delivered of >300 Gy observed. We also reported the ReSPECT-LM open label, multidose Phase 1/2 trial initiation to identify maximum tolerated dose across varying dosing intervals and to characterize efficacy of multiple doses of REYOBIQ. As noted above, enrollment in the dose optimization phase of the trial is ongoing and no dose limiting toxicities have been reported.

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

Effective September 1, 2024, we entered into an agreement with the Department of Defense office of the Congressionally Directed Medical Research Programs to receive a $3.0 million fund for research and development purposes (“DoD Award”) over a three-year period. The DoD Award is being used to support the expansion of our clinical trial for pediatric brain cancer. We have activated a single site within the United States and enrollment is ongoing.

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

The CNSide Platform and the FORESEE Trial

The CNSide Platform is a menu of CSF-based LDTs intended to support the diagnosis, molecular characterization, treatment selection, and longitudinal monitoring of patients with CNS cancers, including LM. Multiple CNSide tests can be performed from a single CSF collection. The CNSide Platform includes the following tests:

CNSide CSF Tumor Cell Enumeration (the CNSide Test). Detects and quantitatively enumerates tumor cells in CSF from patients with suspected or confirmed LM. The CNSide Test is performed by CNSide Diagnostics in its CLIA-certified, CAP-accredited laboratory in Houston, Texas, and is billed under PLA code 0640U.

CNSide CSF Molecular Profile – Solid Tumor (DNA & RNA) and CNSide CSF Molecular Profile – Hematologic Malignancies (DNA & RNA). Launched on October 6, 2026 and available to order beginning October 12, 2026. These tests analyze more than 300 cancer-related genes in cell-free DNA and more than 1,600 transcripts by RNA sequencing to characterize sequence variants, copy-number alterations, and gene fusions; the Hematologic Malignancies test also supports molecular assessment of clonality. The Molecular Profile tests extend the CNSide Platform beyond LM to primary CNS tumors, solid tumors metastatic to the CNS, and hematologic malignancies involving the CNS, and may be ordered independently or alongside the CNSide Test. The Molecular Profile tests are currently performed for CNSide Diagnostics by Genomic Testing Cooperative, LCA (“GTC”), a CLIA-certified and CAP-accredited reference laboratory, under a collaboration entered into in July 2026. GTC performs the DNA and RNA sequencing and bioinformatics analysis, and CNSide Diagnostics manages test ordering, results delivery, physician support, and billing.

CNSide CSF Cellular Biomarkers (planned). We expect to launch our first CNSide CSF Cellular Biomarkers, a group of breast cancer protein expression assays for estrogen receptor (ER), progesterone receptor (PR), and HER2, in the fourth quarter of 2026. These assays are intended to characterize biomarker expression on tumor cells captured and detected by a positive CNSide Test on the same CSF specimen. They are not yet commercially available, and there can be no assurance that they will launch on the expected timeline or at all.

The CNSide tests are LDTs and have not been cleared or approved by the FDA. Coverage and reimbursement vary by test, payer, and patient benefit design. Unless otherwise noted, the payer agreements, PLA code, and Medicare pricing relate to the CNSide Test and do not establish coverage or payment for the Molecular Profile tests or other CNSide tests. The CNSide Test is also used to assess response as an exploratory endpoint in the ReSPECT-LM trial.

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

The FORESEE study (NCT05414123) was a multicenter, prospective clinical utility study that enrolled 39 patients with breast cancer (21 patients) or non-small cell lung cancer (18 patients) with suspected or confirmed LM. The primary endpoint assessed the impact of CNSide results on physician treatment decisions; secondary endpoints compared CNSide with CSF cytology and assessed its use to personalize treatment selection based on tumor molecular phenotype. FORESEE results have also been presented at the 2025 SNO/ASCO CNS Metastases Conference and published in abstract form in Neuro-Oncology Advances.

FORESEE results have been published to date in abstract form. The Company and the FORESEE investigators intend to seek publication of the full trial methods and results in a peer-reviewed journal in early 2027.

Key highlights included:

•

The FORESEE trial achieved its primary endpoint, demonstrating that the CNSide Test influenced treatment decisions in over 90% of clinical decisions evaluated (50 of 55), surpassing the predetermined 20% primary endpoint target.

•	The CNSide Test demonstrated enhanced sensitivity in detecting tumor cells (80%) vs. CSF cytology (29%) in matched samples from patients with LM.

•	The CNSide Test identified actionable mutations in the CSF, such as HER2 amplification, helping to inform therapy selection in 24% of provider decisions (13 of 55).

•	The CNSide Test exhibited high specificity, with no tumor cells detected in patients without LM.

Additional Evidence and Guidelines. At the 2026 SNO/ASCO CNS Metastases Conference, held August 13–15, 2026, we presented an updated health economic analysis of a CNSide-enabled LM care pathway incorporating earlier definitive LM diagnosis, targeted treatment, and quantitative disease monitoring. The model estimated average LM-related treatment costs of approximately $119,550 per month and, under modeled scenarios, estimated that a CNSide-enabled pathway could reduce monthly LM-related costs by approximately 33% to 47%. These estimates are based on modeling assumptions, have not been validated in a prospective study, and may not reflect actual cost savings.

In July 2026, the National Comprehensive Cancer Network (“NCCN”) updated its Clinical Practice Guidelines in Oncology for Central Nervous System Cancers. The updated guidelines continue to recognize CSF analysis as a standard component of LM diagnosis and disease assessment, including CSF cytology re-evaluation typically every four to eight weeks in patients receiving intrathecal therapy, and reflect an expanded role for CSF-based molecular testing in certain CNS cancer settings. The NCCN guidelines do not specifically reference the CNSide Platform, and references to the NCCN guidelines do not imply endorsement by NCCN of any commercial product.

The approach underlying the CNSide CSF Molecular Profile tests was evaluated in a peer-reviewed, real-world study by GTC investigators that analyzed 1,391 evaluable CSF specimens from patients being evaluated for primary CNS tumors, metastatic CNS disease, and hematologic malignancies involving the CNS, and identified cancer-related molecular findings in 78.4% of evaluable specimens (Albitar M, et al., The Journal of Liquid Biopsy, 2026;14:100500).

CNSide Business and Operational Highlights

Since the commercial re-introduction of the CNSide Test in August 2025, the Company, through its wholly owned subsidiary CNSide Diagnostics, LLC, has focused on laboratory and regulatory readiness, commercial availability, market access and reimbursement, test menu expansion, and generating clinical evidence and awareness for the CNSide Platform. Key developments during 2025 and 2026 to date include the following.

Clinical and Scientific Progress

The CNSide Platform continues to be utilized in clinical research settings, including the CPRIT-funded ReSPECT-LM clinical trial. During 2025, the Company presented data supporting the platform’s ability to detect and enumerate tumor cells in CSF and to support longitudinal disease monitoring at major neuro-oncology and oncology scientific conferences, including the 2025 SNO/ASCO CNS Metastases Conference. During 2026, the Company presented health economic analyses of CNSide-enabled LM management, including at the 2026 SNO/ASCO CNS Metastases Conference, and launched the CNSide CSF Molecular Profile tests, whose underlying approach is supported by a peer-reviewed study of 1,391 evaluable CSF specimens, as described above.

Laboratory Readiness and Regulatory Milestones

CNSide Diagnostics completed key laboratory and operational milestones required to support commercial testing services. In 2025, CNSide Diagnostics obtained a certificate under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) for its Houston, Texas laboratory, together with related state clinical laboratory licenses, enabling performance of the CNSide Test as an LDT. In June 2026, the laboratory received accreditation from the College of American Pathologists (“CAP”) following an on-site inspection. In September 2026, the laboratory relocated to the Company’s facility at the Levit Green life sciences campus in Houston. The Company has filed the related CLIA address change, and its CAP accreditation continues to apply at the new site. The laboratory includes in-house manufacturing of key test components, including the CEE-Sure® CSF collection tube preservative, antibody mix, and microfluidic chip.

Commercial Launch and Geographic Expansion

The Company initiated the commercial launch of the CNSide Test in Texas in August 2025 and subsequently expanded state licensure, enabling the CNSide Test to be offered in 49 of 50 U.S. states as of January 2026. The Company is awaiting a clinical laboratory permit from the New York State Department of Health; until it is obtained, testing for patients in New York requires a test-specific exemption, and the Company currently expects to obtain the permit in 2027. The initial commercialization strategy focused on NCI-designated cancer centers, large academic medical centers, and health systems with specialized neuro-oncology practices. As of June 30, 2026, 18 institutions were onboarded and ordering, with 17 additional institutions in process. As of September 30, 2026, 43 healthcare providers, including 39 physicians, at 24 institutions had ordered the CNSide Test.

Market Access and Reimbursement Progress

In April 2026, the AMA issued PLA code 0640U for the CNSide Test, effective July 1, 2026. On May 7, 2026, CNSide Diagnostics enrolled in the Medicare program and received its Provider Transaction Access Number, enabling it to submit claims to Medicare. In September 2026, CMS issued a favorable preliminary payment determination for PLA code 0640U under the Medicare Clinical Laboratory Fee Schedule (“CLFS”) proposing to crosswalk 0640U to PLA code 0338U, an existing code for a circulating tumor cell assay, based on similar methods and resources. The proposed calendar year 2027 CLFS rate for 0338U is $2,313.25 per test. CMS anticipates finalizing calendar year 2027 CLFS payment rates in November 2026, with final rates effective January 1, 2027. A CLFS payment rate does not by itself establish Medicare coverage, and payment requires a favorable coverage determination. The Company is pursuing a coverage determination from Novitas Solutions, the Medicare Administrative Contractor with jurisdiction over our Texas laboratory, and continues to pursue Medicaid coverage.

In August 2026, the Company selected XiFin, Inc. to provide revenue cycle management and clearinghouse services for the CNSide Platform. CNSide Diagnostics began billing for diagnostic testing in the first quarter of 2026, and in the third quarter of 2026 billed 222 tests to payers. In October 2026, CNSide Diagnostics received an initial commercial payer payment for the CNSide Test. Payer yield, the proportion of claims paid, and time to payment have not yet been established.

Commercial Infrastructure and Organizational Development

To support the CNSide Platform’s transition from development to commercialization, the Company expanded its diagnostics operations during 2025 and 2026. This included investments in laboratory infrastructure, testing capacity, and operational systems; expansion of field-based commercial, medical science liaison, customer service, and laboratory operations teams; and the addition of leadership in market access and health economics and outcomes research. In July 2026, CNSide Diagnostics entered into a collaboration with GTC to integrate next-generation sequencing into the CNSide Platform, which supports the Molecular Profile tests described above. These efforts are intended to position CNSide Diagnostics for increased test volumes, an expanded test menu, and broader clinical adoption in future periods.

Strategic Importance to the Company

The CNSide diagnostic platform represents a strategic expansion of the Company’s business beyond therapeutics into CNS-focused diagnostics. The Company believes that the CNSide Platform has the potential to complement its radiotherapeutic development programs by improving disease detection, molecular characterization, patient stratification, and treatment monitoring in CNS cancers, and that longitudinal CSF data generated through CNSide testing may support the Company’s data and analytics initiatives. The Company expects to continue evaluating opportunities to integrate diagnostic insights from the CNSide Platform with its therapeutic development and data activities over time.

Licensing

On December 31, 2021, we entered into a Patent and Technology License Agreement (the “UTHSCSA License Agreement”) with UTHSCSA, pursuant to which UTHSCSA granted us an irrevocable, perpetual, exclusive, fully paid-up license, with the right to sublicense and to make, develop, commercialize and otherwise exploit certain patents, know-how and technology related to the development of BAM containing nanoliposomes loaded with imaging and/or therapeutic payloads. Therapeutic payloads may include radiotherapeutics, chemotherapeutics, or thermotherapeutics. The BAM development project remains preclinical at the time of this document.

The financial terms of the UTHSCSA License Agreement are primarily success-based with development and sales milestones and single-digit royalty payments contingent on achieving key clinical, regulatory and sales milestones. In addition, we pay an annual maintenance fee to UTHSCSA.

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

Manufacturing

We have entered into master services agreements with third parties, including Piramal Pharma Solutions, Inc., ABX Advanced Biochemical Compounds GmbH, Telix Pharmaceuticals, LLC, Radiomedix, Inc., Alamo Nuclear Pharmacy Services, Inc., and Nuke Med, Inc. (aka SpectronRx) in connection with the development, manufacture, and supply of our REYOBIQ drug product. Upon completion of the research and development phase of a drug candidate, certain parts of the manufacturing processes for such candidate may be transferred to contract manufacturers to support clinical trials and commercial release. Upon approval of our drug candidates, we expect our manufacturing capabilities to include validated manufacturing processes for the drug product as well as a quality assurance product release process with the ability to ultimately scale-up the process to meet increasing market demands. We believe our strategic investments in our analytical, development and manufacturing capabilities, including personnel with expertise from drug discovery through drug development, will allow us to advance our product candidates more quickly. Expertise gained in manufacturing our drug products may be applied to other formulations in the future, further leveraging our capabilities.

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

Competition for our LDT offering and therapeutic product candidate REYOBIQ may come in the future.

Currently, there are many other entities pursuing drug development programs for the indications we are currently pursuing with our product candidates.

Significant competitors that have reported drug development programs or clinical laboratory tests at various clinical stages for the various indications listed include, but are not limited to:

Recurrent Glioblastoma

Companies developing or commercializing therapies for glioblastoma, including recurrent glioblastoma, include Telix Pharmaceuticals, Novocure, CarThera, SonALAsense, AstraZeneca, Merck, Karyopharm Therapeutics, Kazia Therapeutics, and others.

These companies are pursuing a range of treatment approaches, including targeted radiopharmaceutical therapies, tumor treating fields, chemotherapy, targeted therapies, immunotherapies, sonodynamic therapy, and blood-brain barrier modulation. Telix Pharmaceuticals is developing TLX101-Tx, an investigational iodine-131-based targeted radiopharmaceutical therapy undergoing Phase 3 clinical evaluation for recurrent glioblastoma.

Leptomeningeal Metastases

Companies developing or commercializing therapies with potential applications in leptomeningeal metastases include Telix Pharmaceuticals, AstraZeneca, Daiichi Sankyo, Roche/Genentech, Pfizer, Bristol Myers Squibb, Merck, ArriVent BioPharma, Amgen, Summit Therapeutics, Nuvalent, and others.

These companies are developing or evaluating a variety of treatment approaches, including targeted radiopharmaceutical therapies, CNS-penetrant small-molecule targeted therapies, antibody-drug conjugates, monoclonal antibodies, bispecific antibodies, immunotherapies, and intrathecal treatments. Telix Pharmaceuticals is developing TLX102-Tx, an investigational astatine-211-based alpha-emitting radiopharmaceutical, with leptomeningeal disease identified as its planned initial development indication.

Academic medical centers and research institutions, including Memorial Sloan Kettering Cancer Center, Dana-Farber Cancer Institute, City of Hope, and other institutions conducting investigator-sponsored studies, are also evaluating investigational treatments for leptomeningeal disease, including intrathecal immunotherapies, cellular therapies, and radiation-based approaches.

We also face competition from existing intrathecal chemotherapy regimens, proton craniospinal irradiation, external beam radiation therapy, and other CNS-directed treatment approaches.

Pediatric Brain Cancer

Companies developing or commercializing therapies for pediatric brain cancers include Jazz Pharmaceuticals, Servier, AstraZeneca, Novartis, Novocure, SonALAsense, SERB Pharmaceuticals, and others.

These companies market or are developing products for various pediatric brain tumors and related CNS malignancies, including high-grade and low-grade gliomas, diffuse midline gliomas, and other pediatric CNS cancers. Jazz Pharmaceuticals markets Modeyso (dordaviprone) for certain patients with H3 K27M-mutant diffuse midline glioma, while Servier, which acquired Day One Biopharmaceuticals in April 2026, markets Ojemda (tovorafenib) for certain patients with pediatric low-grade glioma. Competitive treatment approaches include targeted therapies, chemotherapy, immunotherapies, radiotherapy, and investigational medical device and radiopharmaceutical technologies.

Liver Cancer

Companies developing or commercializing radioembolization therapies for liver cancer include Boston Scientific, Sirtex Medical, ABK Biomedical, and others.

These companies market or are developing radioactive microsphere technologies and other liver-directed therapies for primary and metastatic liver cancers. Competing therapies include commercially available yttrium-90 radioembolization products and investigational radioembolization technologies.

CNSide Platform

Companies offering or developing cerebrospinal fluid-based or blood-based tumor cell detection, molecular profiling, or other oncology diagnostic technologies for patients with primary or metastatic CNS cancers include Belay Diagnostics, Lucence, Menarini Silicon Biosystems, Caris Life Sciences, Genomic Testing Cooperative, NeoGenomics, Quest Diagnostics, Labcorp, BillionToOne, Predicine, FYR Diagnostics, and others.

Belay Diagnostics, Lucence, and Genomic Testing Cooperative offer CSF-based molecular profiling tests that compete with our CNSide CSF Molecular Profile offerings. Menarini Silicon Biosystems offers circulating tumor cell detection technologies that may compete with our CSF tumor cell detection and enumeration capabilities. Other diagnostic companies offer broader oncology molecular testing and liquid biopsy technologies that may compete with certain aspects of our CNSide Platform or become more direct competitors in the future.

Academic medical centers, hospital laboratories, and commercial reference laboratories performing conventional CSF cytology, flow cytometry, molecular testing, and other CSF-based diagnostic analyses also compete with our offerings.

Genomic Testing Cooperative, which performs molecular testing for our CNSide CSF Molecular Profile offerings, independently offers CSF-based molecular testing services and may compete with us in the market.

We expect competition to intensify as existing competitors expand their clinical development programs, diagnostic testing capabilities, and commercialization activities, and as new therapeutic and diagnostic technologies are developed and introduced into the market. Our competitors may develop treatments or diagnostic tests that are more effective, safer, less expensive, more convenient, or more widely accepted than our products and product candidates, which could adversely affect our ability to successfully develop and commercialize our offerings.

Recent Developments

CNSide CSF Molecular Profile Tests

On October 6, 2026, we announced the commercial launch of two cerebrospinal fluid-based molecular profiling tests: CNSide CSF Molecular Profile – Solid Tumor and CNSide CSF Molecular Profile – Hematologic Malignancies. The tests are laboratory developed tests performed for CNSide by Genomic Testing Cooperative, LCA (“GTC”), a third-party reference laboratory, under a collaboration announced in July 2026. GTC performs the sequencing and bioinformatics analysis. CNSide manages test ordering, results delivery, physician support and billing. The tests have not been cleared or approved by the U.S. Food and Drug Administration. We recognized no revenue from these tests during the three and nine months ended September 30, 2026.

Corporate Rebrand

Effective August 3, 2026, we changed our name from Plus Therapeutics, Inc. to Cerenome, Inc. In addition, on August 3, 2026, shares of our Common Stock began trading on The Nasdaq Capital Market under the symbol “CNSY”.

The new name reflects our evolution from a therapeutics-focused organization toward an integrated CNS oncology company. We have expanded beyond targeted radiotherapeutics as it believes effective approaches to CNS cancer may require a multimodal approach. Cerenome's strategy is to integrate precision diagnostics, targeted therapeutics, and proprietary data within a single organization to support the detection, treatment, and understanding of CNS cancers.

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

The Amendment also provides for an increased monthly base rent of $188,444, which increases annually by approximately 3.0%, plus our share of the Building’s direct expenses. Furthermore, the Amendment provides for a rent abatement (the “Rent Abatement”) for the first seven (7) months of the term of the Lease and a right of first offer, which gives us the one-time right to rent additional space on the same floor as the original Lease, subject to certain conditions, and an increase to the tenant improvement allowance for the design, permitting and construction of the Premises.

The Amendment changed the deemed commencement of the Lease from November 1, 2026, to on or about November 1, 2027. With the Rent Abatement, the first month’s rent will be due on or around June 1, 2028. The Lease, as amended, has an initial term of 127 calendar months.

Results of Operations

Beginning with the three months ended September 30, 2026, we manage our business and report our results through two reportable segments, Diagnostics and Therapeutics. Our Diagnostics segment develops and commercializes the CNSide cerebrospinal fluid (“CSF”) assay platform through our subsidiary, CNSide Diagnostics, LLC. Our Therapeutics segment consists of the development of our radiotherapeutic product candidates, including rhenium (186Re) obisbemeda (REYOBIQ).

Our Chief Executive Officer, who is our chief operating decision maker (“CODM”), evaluates segment performance and allocates resources based on segment operating income (loss) before the intercompany shared services allocation, which consists of segment revenue less the significant segment expenses and other segment items regularly provided to the CODM in the monthly business-unit income statements. Costs of our corporate functions are not allocated to the segments and are presented below as unallocated corporate operating expenses. Prior period segment information has been recast to conform to the current presentation. For additional information, including a reconciliation of segment operating loss to consolidated net loss, refer to Note 15, “Segment Information,” to our condensed consolidated financial statements.

Revenue

The following table summarizes the components of our revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Grant revenue	$—	$1,397	$(1,397)	$1,439	$3,846	$(2,407)
Diagnostic revenue, net	722	-	722	722	-	722
Total revenue	$722	$1,397	$(675)	$2,161	$3,846	$(1,685)

Grant revenue represents CPRIT’s share of the costs incurred for our rhenium (186Re) obisbemeda development for the treatment of patients with LM. The decline during the three and nine months ended September 30, 2026 compared with the same periods in 2025 relate to the timing of eligible expenses under the CPRIT-funded ReSPECT-LM program.

During the three months ended September 30, 2026, we began commercial billing for CNSide diagnostic testing services and recorded our first period of CNSide revenue and accounts receivable. CNSide diagnostic revenue for the period reflects our estimates of net reimbursement after contractual adjustments and implicit price concessions, which are applied at the time of revenue recognition and reduce gross charges to the amount we expect to collect.

As CNSide reimbursement pathways mature and payer mix evolves, net revenue will be driven by a combination of test volume, coverage status, contracted rates, and denial trends. Our accounts receivable balance is expected to increase as billed volumes grow. Management monitors collection experience by payer portfolio and aging category and updates its estimates of implicit price concessions and credit losses at least quarterly.

Cost of Revenue

Cost of revenue relates to our Diagnostics segment and was $0.9 million for the three and nine months ended September 30, 2026. Cost of revenue includes material, labor, and overhead costs, including personnel costs (salaries, bonuses, stock-based compensation, payroll taxes, and benefits), laboratory supplies and consumables, depreciation and maintenance on equipment, clinical diagnostic test costs, and certain allocated overhead expenses. Costs associated with performing the diagnostic tests are recorded as the tests are processed.

Significant Segment Expenses

The following table summarizes the components of our significant segment expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

Three Months Ended September 30,	Diagnostics			Therapeutics			Total
(in thousands)	2026	2025	Change	2026	2025	Change	2026	2025	Change
Research and development, professional services and consulting	$101	$700	$(599)	$1,203	$1,141	$62	$1,304	$1,841	$(537)
Personnel costs (including stock-based compensation)	798	488	310	655	342	313	1,453	830	623
Other segment items	673	191	482	212	113	99	885	304	581
Significant segment expenses	$1,572	$1,379	$193	$2,070	$1,596	$474	$3,642	$2,975	$667

Nine Months Ended September 30,	Diagnostics			Therapeutics			Total
(in thousands)	2026	2025	Change	2026	2025	Change	2026	2025	Change
Research and development, professional services and consulting	$1,926	$1,314	$612	$4,282	$2,208	$2,074	$6,208	$3,522	$2,686
Personnel costs (including stock-based compensation)	3,231	1,223	2,008	1,527	1,112	415	4,758	2,335	2,423
Other segment items	2,154	299	1,855	657	437	220	2,811	736	2,075
Significant segment expenses	$7,311	$2,836	$4,475	$6,466	$3,757	$2,709	$13,777	$6,593	$7,184

Research and development expenses, professional services, and consulting include costs associated with the design, development, testing, and enhancement of our product candidates, payment of regulatory fees, laboratory supplies, preclinical studies, and clinical studies.

Research and development expenses, professional services, and consulting decreased by approximately $0.5 million during the three months ended September 30, 2026 as compared to the same period in 2025. The decrease primarily reflected a $0.6 million decrease in Diagnostics research and development costs as CNSide moved from development to commercial operations. The 2025 period included $0.4 million of development and validation study costs that did not recur. The decrease was partially offset by a $0.1 million increase in Therapeutics professional services and consulting.

Research and development expenses, professional services, and consulting increased by approximately $2.7 million during the nine months ended September 30, 2026 as compared to the same period in 2025. The increase primarily reflected a $1.4 million increase in Therapeutics research and development costs which represented higher drug supply and clinical study costs for REYOBIQ; a $1.0 million increase in Diagnostics professional services and consulting supporting CNSide commercial readiness; and a $0.6 million increase in Therapeutics professional services and consulting. These increases were partially offset by a $0.4 million decrease in Diagnostics research and development costs, as the 2025 period included $0.9 million of development and validation study costs that did not recur.

Personnel costs (including stock-based compensation) increased by approximately $0.6 million during the three months ended September 30, 2026 as compared to the same period in 2025. The increase primarily reflected higher salaries, wages and bonuses of $0.5 million, including $0.2 million in Diagnostics from additional personnel supporting CNSide commercial operations and $0.2 million in Therapeutics from additional research and development personnel supporting REYOBIQ clinical programs, and $0.1 million of higher related payroll taxes and benefits.

Personnel costs (including stock-based compensation) increased by approximately $2.4 million during the nine months ended September 30, 2026 as compared to the same period in 2025. The increase primarily reflected a $2.0 million increase in Diagnostics, reflecting additional personnel supporting CNSide laboratory and commercial operations, and a $0.4 million increase in Therapeutics, reflecting additional research and development personnel supporting REYOBIQ clinical programs and higher stock-based compensation.

Other segment costs increased by approximately $0.6 million during the three months ended September 30, 2026 as compared to the same period in 2025. The increase primarily reflected a $0.3 million increase in Diagnostics rent, facilities and IT costs associated with CNSide laboratory space and systems, and a $0.2 million increase in Diagnostics recruiting and temporary labor costs to staff CNSide commercial operations. Therapeutics other segment costs increased by $0.1 million, mainly from higher travel and depreciation.

Other segment costs increased by approximately $2.1 million during the nine months ended September 30, 2026 as compared to the same period in 2025. The increase primarily reflected a $1.1 million increase in Diagnostics rent, facilities and IT costs associated with CNSide laboratory space and systems, a $0.3 million increase in Diagnostics recruiting and temporary labor costs, and a $0.5 million increase in other Diagnostics general and administrative, travel and insurance costs as CNSide built out its commercial operations. Therapeutics other segment costs increased by $0.2 million, mainly from higher travel.

Unallocated Corporate Operating Expenses

Unallocated corporate operating expenses consist of the costs of our corporate functions, including executive, finance and accounting, legal, human resources, investor relations and IT, and public-company costs such as audit, legal and SEC reporting fees, directors' and officers' insurance, and stock-based compensation for corporate employees and directors. These costs are not included in segment operating loss, the measure of segment profit or loss reviewed by the CODM.

The following table summarizes the components of our unallocated corporate operating expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	Change	2026	2025	Change
Unallocated corporate operating expenses	$(3,623)	$(2,904)	$(719)	$(11,103)	$(6,809)	$(4,294)

Unallocated corporate operating expenses increased by approximately $0.7 million during the three months ended September 30, 2026 as compared to the same period in 2025. The increase primarily reflected a $0.6 million increase in corporate salaries, payroll taxes and benefits, a $0.1 million increase in stock-based compensation, and increases of $0.1 million in rent, facilities and IT costs and $0.1 million in recruiting costs, partially offset by a $0.4 million decrease in professional services and consulting fees.

Unallocated corporate operating expenses increased by approximately $4.3 million during the nine months ended September 30, 2026 as compared to the same period in 2025. The increase primarily reflected a $1.5 million increase in stock-based compensation, a $1.1 million increase in corporate salaries, payroll taxes and benefits, a $0.8 million increase in professional services and consulting fees, primarily because the 2025 period included $1.0 million of credits from the settlement and adjustment of legal and advisory fees in June 2025, and a $0.9 million increase in other corporate costs, including general and administrative, rent, facilities and IT, recruiting and travel costs.

Other Income (Expense)

The following table summarizes non-operating income and expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$119	$59	$365	$87
Interest expense	(14)	—	(36)	(548)
Financing expenses	(1,618)	—	(1,618)	(3,061)
Warrant issuance costs	—	—	—	(964)
Change in fair value of financial instruments	490	—	490	—
Change in fair value of derivative instruments	—	—	—	(2,631)
Other expense	(179)	—	(179)	—
Total	$(1,202)	$59	$(978)	$(7,117)

Interest income increased for the three and nine months ended September 30, 2026 compared with the same periods in 2025 primarily due to a higher investment balance in 2026 as compared to the same periods in 2025.

The decrease in interest expense for the nine months ended September 30, 2026 as compared to the same period in 2025 was due to interest related to the Funding Notes issued and redeemed during the three months ended March 31, 2025.

Financing expenses for the three and nine months ended September 30, 2026 related to the excess of fair value over the purchase price of the Initial Note and the royalty obligation of $1.4 million and the transaction costs related to the same agreement of $0.2 million. Financing expenses for the nine months ended September 30, 2025 related to the March 2025 PIPE and February 2025 transactions.

The change in the fair value of the financial instruments for the three and nine months ended September 30, 2026 was primarily due to the fair value change of the Initial Note from the date of issuance to September 30, 2026.

The change in the fair value of the derivative instruments for the three and nine months ended September 30, 2025 was primarily due to the March 2025 Private Placement (specifically the liability classified March 2025 Series B Warrants, which were remeasured immediately prior to exercise, before being reclassified as equity).

Warrant issuance costs for the nine months ended September 30, 2025 were related to the March 2025 Private Placement.

Other expense of $0.2 million for the three and nine months ended September 30, 2026 related to a loss on investments.

Liquidity and Capital Resources

Short-term and long-term liquidity

The following is a summary of our key liquidity measures at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$879	$8,758

Current assets	$8,067	$14,848
Current liabilities	13,123	12,314
Working capital	$(5,056)	$2,534

We incurred net losses of $24.6 million for the nine months ended September 30, 2026. We have an accumulated deficit of $540.5 million as of September 30, 2026. Additionally, we used net cash of $21.0 million to fund our operating activities for the nine months ended September 30, 2026. These factors raise substantial doubt about our ability to continue as a going concern.

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

Senior Secured Convertible Note and Royalty Obligation

On September 4, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 3i, LP (the “Investor”), providing for the issuance of senior secured convertible notes (the “Notes”) in an aggregate original principal amount of up to $21.3 million for aggregate cash purchase prices of up to $20.0 million. The Notes are issuable in three stages: (i) a note in the original principal amount of $3.2 million for a purchase price of $3.0 million (the “Initial Note”), which was issued on September 10, 2026 (the “Initial Closing”); (ii) notes in the original principal amount of $2.1 million for a purchase price of $2.0 million, issuable after a resale registration statement covering the underlying shares is declared effective and other closing conditions are satisfied; and (iii) additional notes in an aggregate original principal amount of up to $16.0 million for aggregate purchase prices of up to $15.0 million, issuable at optional or mandatory additional closings during the 18 months following the Initial Closing, subject to closing conditions. The second and additional notes are conditional commitments and are not recognized until issued. As of September 30, 2026, only the Initial Note had been issued.

As partial consideration for the Investor’s purchase of the Notes, our subsidiary, CNSide Diagnostics, LLC (“CNSide”), entered into a royalty agreement with the Investor (the “Royalty Agreement”). The Purchase Agreement prohibits us from using the proceeds of the Initial Note or the second notes to repay indebtedness, redeem or repurchase securities, or settle litigation. The Purchase Agreement also prohibits us from entering into variable rate transactions, other than sales under our existing at-the-market offering program, until the later of the expiration of the additional closing period and the date no Notes remain outstanding, and grants the Investor a right to participate in our subsequent financings through the first anniversary of the Initial Closing.

To date, we have received $2.8 million of net proceeds for the Initial Note, and any additional funding under the Purchase Agreement remains subject to the satisfaction of applicable closing conditions.

Equity Distribution Agreement

On June 1, 2026, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which we could issue and sell, from time to time, shares of our common stock in “at-the-market” offerings, having an aggregate offering price of up to $17,350,000, depending on market demand, with Canaccord acting as an agent for sales. During the nine months ended September 30, 2026, we issued 977,675 shares under the Distribution Agreement for net proceeds of approximately $3.1 million, after deducting the commissions and other issuance costs payable by us.

January 2026 Public Offering

On January 13, 2026, we completed an underwritten public offering pursuant to which we (a) sold an aggregate of (i) 1,578,947 shares of common stock, par value $0.001 per share, of the Company and (ii) warrants to purchase 1,578,947 shares of common stock (the “January 2026 Warrants”), at a combined public offering price of $9.50 per share and January 2026 Warrant, and (b) granted the underwriter a 30-day option to purchase up to an additional 236,837 shares of common stock, additional January 2026 Warrants to purchase up to 236,837 shares of common stock or any combination thereof, at the public offering price, in each case less underwriting discounts and commissions. Each January 2026 Warrant is immediately exercisable, entitles the holder to purchase one share of common stock at an exercise price of $9.50 per share and expires five (5) years from the date of issuance. On January 14, 2026, the underwriter exercised its over-allotment option with respect to additional January 2026 Warrants to purchase 236,837 shares of common stock. Net proceeds from the underwritten public offering were approximately $13.9 million after deducting the underwriting discounts and commissions and other offering expenses payable by us.

February 2025 SPEA

On February 13, 2025 (the “February 2025 SPEA Closing Date”), we entered into a securities purchase and exchange agreement (the “February 2025 SPEA”) with certain existing accredited investors. Pursuant to the February 2025 SPEA, on the February 2025 SPEA Closing Date we issued secured convertible promissory notes (the “Funding Notes”) in the aggregate principal amount of $3.3 million together with common stock purchase warrants (the “February 2025 Warrants”) to purchase 120,080 shares of our common stock at an exercise price of $28.00 per share. The aggregate purchase price for the Funding Note and February 2025 Warrants was approximately $3.7 million and included payment of $3.13 per February 2025 Warrant in accordance with the listing rules of Nasdaq.

Exchange Notes

The May 2024 Purchase Agreement included certain limitations and restrictions on our ability to issue securities and provided the May 2024 Private Placement Purchasers other than our directors and executive officers (the “Outside Investors”) participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions (the “Financing Restrictions”). On the February 2025 SPEA Closing Date, pursuant to the February 2025 SPEA, we issued to the Outside Investors secured convertible promissory notes in the aggregate amount of $3.2 million (the “Exchange Notes”) in exchange for cancellation of the 141,731 May 2024 Series A Warrants held by them, and the Outside Investors entered into a second amendment to the May 2024 Purchase Agreement to eliminate the Financing Restrictions.

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

Of the securities issued in the March 2025 Private Placement, 123,090 shares of Common Stock, 786,000 shares of March 2025 Pre-Funded Warrants in lieu thereof, and the accompanying 909,090 March 2025 Series A Warrants and 909,090 March 2025 Series B Warrants, were issued in consideration of new capital subscriptions, and 39,699 shares of Common Stock, 172,896 March 2025 Pre-Funded Warrants in lieu thereof, and the accompanying 212,595 March 2025 Series A Warrants and 212,595 March 2025 Series B Warrants, were issued in exchange for the cancelation of the Exchange Notes.

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

Lastly, in conjunction with the Letter Agreement, each of the March 2025 Private Placement Purchasers agreed to the Letter Agreement Repurchase Option, to return an aggregate of 489,679 Private Placement Shares and March 2025 Pre-Funded Warrants issuable for an aggregate of 425,346 March 2025 Pre-Funded Warrant Shares, held by them as of the date of the Letter Agreement, upon request of the Company, which were issued pursuant to the March 2025 Private Placement Purchase Agreement for a value of $16.50 per Private Placement Share and $16.475 per March 2025 Pre-Funded Warrant. In exchange therefor, the Company agreed to repay the March 2025 Private Placement Purchasers holding such securities 115% of such value, using 90% of the proceeds from any capital raised by the Company subsequent to July 1, 2025. The Company and each of the March 2025 Private Placement Purchasers also agreed to waive any restrictions on subsequent equity sales and variable rate transactions contained in March 2025 Private Placement Purchase Agreement to allow for such repayment. During the nine months ended September 30, 2026, we paid the March 2025 Private Placement Purchasers $4.5 million and 272,821 shares were returned and cancelled under the terms of the Letter Agreement.

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

There were no shares issued under the Lincoln Park Purchase Agreement during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we issued 1,783,019 shares for gross proceeds of approximately $19.6 million and incurred approximately $50,000 for legal fees in connection with the Lincoln Park Purchase Agreement.

Under the terms of the Purchase Agreement with 3i, LP, we are prohibited from effecting variable rate transactions, which include sales under the Lincoln Park Purchase Agreement, until the later of the expiration of the additional closing period and the date no Notes remain outstanding. In addition, Regular Purchases may not be made if the closing price of our common stock is below $2.50, and approximately 217,000 shares remain registered for resale. Accordingly, we do not currently expect to be able to access the Lincoln Park Purchase Agreement as a source of liquidity.

Nasdaq Listing Compliance

We were subject to monitoring with respect to Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”) through August 22, 2026, at which point the monitoring period concluded. Based on our stockholders’ equity as of September 30, 2026 and the applicable Nasdaq continued listing requirements, we expect to receive a notice from Nasdaq indicating that as of September 30, 2026, we do not comply with the Minimum Stockholders’ Equity Requirement.

For more information relating to our compliance with applicable Nasdaq continued listing requirements, see the risk factor under the heading “If we fail to comply with the applicable continued listing requirements of The Nasdaq Stock Market LLC, our common stock may be delisted, and the price of our common stock and our ability to access the capital markets could be negatively impacted.” in Item 1A of this Quarterly Report.

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

Cash (used in) provided by operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025 is summarized as follows (in thousands):

	Nine Months Ended September 30,
Net cash provided by (used in):	2026	2025
Operating activities	$(21,044)	$(14,518)
Investing activities	(1,165)	223
Financing activities	14,330	27,508
Net change in cash and cash equivalents	$(7,879)	$13,213

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

Other than as described above, we have no purchase commitments or contractual obligations, except for lease obligations and the convertible note as of September 30, 2026. In addition, we have no off-balance sheet arrangements (as defined in the rules and regulations of the SEC) that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2026 of $21.0 million was primarily related to the net loss of $24.6 million, $0.7 million of changes to operating assets and liabilities and $0.4 million from the change in the fair value of financial instruments, partially offset by $2.6 million of stock-based compensation expense, $1.6 million of noncash financing expenses, and $0.4 million of depreciation and amortization.

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

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2026 of $1.2 million was primarily related to the purchase of short-term investments of $15.1 million and purchase of property and equipment of $1.4 million, which was partially offset by the redemption of short-term investments of $4.6 million and sale of short-term investments of $10.7 million.

Net cash provided by investing activities for the nine months ended September 30, 2025 of $0.2 million was primarily related to the redemption of short-term investments of $11.3 million which was partially offset by the purchase of short-term investments of $11.1 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 of $14.3 million was related to $15.0 million in gross proceeds from the January 2026 underwritten public offering, $3.3 million in gross proceeds from the distribution agreement, $3.0 million of proceeds from the convertible note and royalty obligation, and $1.0 million of proceeds from the credit facility, partially offset by $1.8 million repayments of the credit facility, $1.4 million for offering costs for the sale of common stock, $4.5 million of payments to investors pursuant to the Letter Agreement and $0.4 million in payments for costs from the distribution agreement and the convertible note and royalty obligation.

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

We believe it is important for you to understand our most critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and there have been no material changes during the nine months ended September 30, 2026, other than what was disclosed in Note 2 Summary of Significant Accounting Policies of the accompanying condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, in connection with (i) the commercial launch of the CNSide Platform and our first material diagnostic testing revenue, (ii) our change to two reportable segments, and (iii) the issuance of the Initial Note and Royalty Obligation, for which we elected the fair value option, we designed and implemented new controls, and modified existing controls, including controls over diagnostic testing revenue and related estimates; segment reporting and reconciliation; and the valuation of the Initial Note and Royalty Obligation, including review of the methodology, significant assumptions and inputs used.

Except for these changes, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

Our ability to generate meaningful revenue from the CNSide Platform remains uncertain and depends on reimbursement, collections and market adoption, none of which have been established.

During the quarter ended September 30, 2026, we began recognizing diagnostic testing revenue from the CNSide Platform. Because commercialization is still at an early stage, we have limited historical experience regarding physician adoption, payer reimbursement, claims acceptance rates, collections, patient volumes, payment timing and overall market demand. Our estimates of revenue, reimbursement and collectability are based in part on the limited number of tests we have conducted and limited number of tests for which we have actual payment experience. Our estimates require significant judgment and may prove inaccurate. Actual results may differ materially from our estimates.

In addition, while we continue to expand contracted payer coverage and pursue additional reimbursement arrangements, including Medicare coverage determinations, there can be no assurance that favorable reimbursement levels, coverage determinations or collection patterns will be obtained or maintained. If reimbursement is delayed, denied, reduced or otherwise less favorable than expected, or if physician utilization of the CNSide Platform develops more slowly than anticipated, our diagnostics business may not generate the revenues or cash flows we currently expect, which could materially adversely affect our business, financial condition and results of operations.

We may not receive all or any portion of the remaining funding available under our existing financing arrangement.

On September 4, 2026, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell senior secured convertible notes in multiple closings. Although we completed the initial closing under an existing financing arrangement, the remaining fundings are subject to numerous conditions, including the effectiveness of applicable resale registration statements, the absence of an event of default, receipt of stockholder approval and satisfaction of specified trading-price, trading-volume and other post-closing conditions. There can be no assurance that these conditions will be satisfied or waived, that any subsequent closing will occur or that we will receive all or any portion of the remaining funding. If we do not receive such funding, we may need to seek alternative sources of capital, which may not be available on acceptable terms or at all.

If we fail to comply with the applicable continued listing requirements of The Nasdaq Stock Market LLC, our common stock may be delisted, and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and satisfaction of one of the following standards under Nasdaq Listing Rule 5550(b): (i) a minimum stockholders’ equity of $2,500,000; (ii) a minimum market value of listed securities of at least $35,000,000; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

In addition, effective January 2026, Nasdaq amended its minimum bid requirements to provide that if a company’s common stock trades at or below $0.10 for ten consecutive trading days, Nasdaq will immediately issue a delisting determination and the company’s common stock will be suspended from trading immediately. Unlike typical delisting determinations, a company’s request for a hearings panel review will not automatically stay the trading suspension.

Nasdaq listing rules also provide that if a company conducts a reverse split and then falls below the $1.00 minimum bid within one year, it may no longer receive a new compliance period and can be subject to immediate delisting.

In May 2025, we experienced a bid price deficiency and regained compliance in April 2026 by way of a reverse stock split. Although we have not received a bid price deficiency notice from Nasdaq since May 2025, the closing bid price of our common stock has been below $1.00 since November 4, 2026 through the date of the filing of this Quarterly Report on Form 10-Q.

Failure to satisfy any of these standards could result in delisting, which would have a material adverse effect on our business. There are many factors that may adversely affect our ability to comply with the requirements for continued listing on The Nasdaq Capital Market, many of which are outside of our control. As a result, we cannot assure you that we will continue to comply with the requirements for continued listing on The Nasdaq Capital Market, including the minimum stockholders’ equity requirement.

A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities. In addition, any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell their shares in the public market.

As of the date of the filing of this Quarterly Report on Form 10-Q, our stockholders’ equity has fallen below $2.5 million. In addition, as of the date of the filing of this Quarterly Report on Form 10-Q, the market value of our listed securities has been below Nasdaq’s requirement of $35 million for a period of 30 consecutive business days. As a result, we expect to receive a deficiency letter from Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5550(b). Upon receipt of such notice, we may have 45 calendar days to submit a plan of compliance to Nasdaq. There can be no assurance that Nasdaq will approve our plan of compliance or that we will be able to regain compliance with Nasdaq’s continued listing requirements within the applicable compliance period, or at all. If we are unable to regain compliance in a timely manner, our common stock may be delisted from The Nasdaq Capital Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

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

2(b): Use of Proceeds from Registered Securities

None.

2(c): Purchases of Equity Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

CERENOME, INC.

Exhibit Number	Exhibit Title	Filed with this Form 10-Q	Incorporated by Reference
			Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation		10-K	001-34375 Exhibit 3.1	03/11/2016

3.2	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/10/2016

3.3	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	05/23/2018

3.4	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	07/29/2019

3.5	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	08/06/2019

3.6	Certificate of Amendment to Amended and Restated Certificate		8-K	001-34375 Exhibit 3.1	04/28/2023

3.7	Certificate of Amendment to the Certificate of Incorporation, as amended		8-K	001-34375 Exhibit 3.1	05/02/2025

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on April 1, 2026		8-K	001-34375 Exhibit 3.1	04/02/2026

3.9	Certificate of Correction to the Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on May 12, 2026		10-Q	001-34375 Exhibit 3.9	05/15/2026

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State effective August 3, 2026		8-K	001-34375 Exhibit 3.1	08/04/2026

3.11	Second Amended and Restated Bylaws of Cerenome, Inc.		8-K	001-34375 Exhibit 3.2	08/04/2026

3.12	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	11/28/2017

3.13	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock		8-K	001-34375 Exhibit 3.1	07/25/2018

4.1	Description of Securities		10-K	001-34375 Exhibit 4.1	03/30/2020

4.2	Form of Common Stock Certificate		10-K	001-34375 Exhibit 4.33	03/09/2018

4.3	Form of May 2024 Pre-Funded Warrant		8-K	001-34375 Exhibit 4.1	05/09/2024

4.4	Form of Amendment and Restatement of the May 2024 Series A Warrant		10-Q	001-34375 Exhibit 4.7	08/14/2024

4.5	Form of Amendment and Restatement of the May 2024 Series B Warrant		10-Q	001-34375 Exhibit 4.8	08/14/2024

4.6	Form of Warrant, dated January 15, 2026		8-K	001-34375 Exhibit 4.1	01/16/2026

4.7	Form of Senior Secured Convertible Note		8-K	001-34375 Exhibit 4.1	09/10/2026

10.1	Securities Purchase Agreement, dated September 4, 2026		8-K	001-34375 Exhibit 10.1	09/10/2026

10.2	Form of Registration Rights Agreement		8-K	001-34375 Exhibit 10.2	09/10/2026

10.3	Form of Security Agreement		8-K	001-34375 Exhibit 10.3	09/10/2026

10.4	Form of Royalty Agreement		8-K	001-34375 Exhibit 10.4	09/10/2026

10.5	First Amendment to the Amended Restated 2015 New Employee Plan	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-1.04(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications Pursuant to 18 U.S.C. Section 1350/ Securities Exchange Act Rule 13a-14(b), as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

CERENOME, INC.

	By:	/s/ Marc H. Hedrick
Dated: November 13, 2026		Marc H. Hedrick
President & Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Andrew Sims
Dated: November 13, 2026		Andrew Sims
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)